Form 10-K
period 1994-12-31
LAKELAND FINANCIAL CORP
filed 1995-04-06
CIK 721994

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994     Commission File No. 0-11487

                         LAKELAND FINANCIAL CORPORATION
             (exact name of registrant as specified in its charter)

     INDIANA                                        35-1559596
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 Incorporation or organization)

202 East Center Street, P.O. Box 1387, Warsaw, Indiana           46581-1387
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code 1-219-267-6144

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered
     None                                             None

           Securities registered pursuant to Section 12(g) of the Act:

                                     COMMON
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.[   ]

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed solely for the purposes of this requirement on the basis of the book value at February 28, 1995, and assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates": $29,135,839.

Number of shares of common stock outstanding at February 28, 1995:  1,438,496


                             Cover page 1 of 2 pages

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference in the Part of 10-K indicated:

          Part                               Document

         I, II  & IV          Lakeland Financial Corporation's Annual Report to
                              Shareholders for year ended December 31, 1994, parts of which are incorporated into Parts I, II and IV of this Form 10-K.


          III Proxy statement mailed to Shareholders on March 16, 1995, which is incorporated into Part III of this Form 10-K.


























                             Cover page 2 of 2 pages

                                     PART I.


ITEM 1. BUSINESS

     The registrant was incorporated under the laws of the State of Indiana on February 8, 1983. As used herein, the term "Registrant" refers to Lakeland Financial Corporation or, if the context dictates, the Lakeland Financial Corporation and its wholly owned subsidiary, Lake City Bank, Warsaw, Indiana.

General

     Registrant's Business. The Registrant is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended. Registrant owns all of the outstanding stock of Lake City Bank, Warsaw, Indiana, a full service commercial bank organized under Indiana law (the "Bank"). Registrant conducts no business except that incident to its ownership of the outstanding stock of the Bank and the operation of the Bank.

     The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank's activities cover all phases of commercial banking, including checking accounts, savings accounts, time deposits, the sale of securities under agreements to repurchase, discount brokerage services, commercial and agricultural lending, direct and indirect consumer lending, real estate mortgage lending, safe deposit box service and trust services.

     The Bank's main banking office is located at 202 East Center Street, Post Office Box 1387, Warsaw, Indiana. As of December 31, 1994, the Bank had nine branch offices and one drive-up facility in Kosciusko County, five branch offices in Elkhart County, three branch offices in Wabash County, two branch offices in Marshall County, two branch offices in Noble County, one branch office in Whitley County, one branch office in LaGrange County and one branch office and one drive-up facility in Fulton County. The Bank's operations center is located at 113 East Market Street, Warsaw, Indiana.

     Supervision and Regulation. The Registration is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHC Act"). As a bank holding company, the registrant is required to file with the Federal Reserve Board (the "FRB") annual reports and such additional information as the FRB may require. The FRB may also make an examination or inspection of the Registrant.

     The BHC Act prohibits a bank holding company from engaging in, or acquiring direct or indirect control of more than five percent of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities deemed by the FRB to be "closely relating to banking". Under current regulations, bank holding companies and their subsidiaries may engage in such bank related business ventures as consumer finance, equipment leasing, computer service bureau and software operations and mortgage banking.

     The BHC Act also governs banking expansion by bank holding companies. Before a bank holding company acquires more than five percent of the voting shares of any other bank it must receive the prior written approval of the FRB or its delegate. Furthermore, the BHC Act does not permit a bank holding company to acquire a bank located outside the State of Indiana unless the acquisition is specifically authorized by the laws of the State in which such bank is located.

     The acquisition of banking subsidiaries by bank holding companies is subject to the jurisdiction of, and requires the prior approval of, the Federal Reserve, and for institutions resident in Indiana, the Indiana Department of Financial Institutions. Bank holding companies located in Indiana are permitted to acquire banking subsidiaries throughout the state, subject to limitations based upon the percentage of total state deposits of the holding company's subsidiary banks. Indiana law permits the Registrant to acquire banks, and be acquired by bank holding companies, located in any state in the country which permits reciprocal entry by Indiana bank holding companies.

     The Registrant is an "affiliate" of the Bank within the meaning of Section 23A of the Federal Reserve Act (as made applicable to the Bank by the Federal Deposit Insurance Act) and Indiana Code 28-1-18.1. As a result, the Bank is restricted in making loans to, investments in, or loans secured by securities of, the Registrant. The BHC Act also prohibits the Registrant and its subsidiaries from imposing "tie-in" requirements in connection with extensions of credit and other services.

     Under the provisions of Indiana law, the registrant may not acquire more than twenty-five percent of the voting stock in any banks other than the Bank without the approval of the Indiana Department of Financial Institutions. In any such event, the Registrant would be required to obtain the prior approval of the FRB as described above to purchase interest of five percent or more in another bank.

     The Bank is under supervision of and subject to examination by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. Regulation and examination by banking regulatory agencies are primarily for the benefit of depositors and not shareholders.

     The earnings of commercial banks are affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities. In particular, the FRB regulates money and credit conditions and interest rates in order to influence general economic conditions, primarily through open-market operations in U.S. Government securities, the discount rate on bank borrowing, setting the reserves that banks must maintain against certain bank deposits and the regulation of interest rates payable by banks on certain time and savings deposits. These policies have a significant effect on the overall growth and distribution of bank loans, investments and deposits. They influence interest rates charged on loans, earned on investments and paid for time and savings deposits. FRB monetary policies have had significant effect on the operating results of commercial banks in the past, and are expected to exert similar influence in the future. The general effect, if any, of such policies upon the future business and earnings of the Registrant and the Bank cannot be reasonably predicted.

Material Changes and Business Developments

       From the date of the Registrant's incorporation, February 8, 1983, until October 31, 1983, the Registrant conducted no business and had no assets (except nominal assets necessary to complete the acquisition of the Bank). The Registrant has conducted no business since October 31, 1983, except that incident to its ownership of the stock of the Bank, the collection of dividends from the Bank, and the disbursement of dividends to the Registrant's shareholders. During the period from 1985 to 1987, the Registrant owned all of the outstanding shares of Lakeland Mortgage Corp., a mortgage lending and servicing corporation doing business in Indiana. Lakeland Mortgage Corp. discontinued business operations on December 15, 1987. The Registrant continued to own all of the stock of Lakeland Mortgage Corp. until 1992, during which year, Lakeland Mortgage Corp. was liquidated and all stock was redeemed.

Competition

     The Bank was originally organized in 1872 and has continuously operated under the laws of the State of Indiana since its organization. The Bank is a full service bank providing both commercial and personal banking services. Bank products offered include interest and noninterest bearing demand accounts, savings and time deposit accounts, sale of securities under agreements to repurchase, discount brokerage, commercial loans, mortgage loans, consumer loans, letters of credit, and a wide range of trust services. The interest rates for both deposits and loans, as well as the range of services provided, are nearly the same for all banks competing within the Bank's service area.

     The Bank's service area is described as all of Kosciusko, Elkhart, and Wabash Counties and portions of St. Joseph, Marshall, Fulton, Miami, Huntington, Whitley, Noble, and LaGrange Counties. Within this area the Bank competes with 20 other banks, 6 of which are larger than the Bank. Of the 14 which are smaller than the Bank, 4 are members of Bank Holding Companies which are larger than the Registrant. Eight of these institutions have home offices outside the Bank's defined business area but operate branches within this area.

     In addition to the banks located within its service area, the Bank also competes with savings and loan associations, credit unions, farm credit services, finance companies, personal loan companies, insurance companies, money market funds, and other non-depository financial intermediaries. In addition, financial intermediaries such as money market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions and accordingly may have an advantage in competing for funds.

     In addition to the banks within its service area, the Bank competes with other major banks for the large commercial deposit and loan accounts. The Bank is presently subject to an aggregate maximum loan limit to any single account in the amount of $5,445,000 pursuant to Indiana law. This maximum prohibits the Bank from providing a full range of banking services to those businesses or personal accounts whose borrowing periodically exceed this amount. In order to retain at least a portion of the bank business of these large borrowers, the Bank maintains correspondent relationships with: Norwest Bank, Indiana, N.A., Fort Wayne, Indiana; NBD, N.A., Indianapolis, Indiana and Detroit, Michigan; Northern Trust Company, Chicago, Illinois; Bank One, N.A., Indianapolis, Indiana; and Mellon Bank, N.A., Pittsburgh, Pennsylvania. The Bank also participates with local and other banks in the placement of large borrowings in excess of its lending limit. The Bank is also a member of the Federal Home Loan Bank of Indianapolis in order to broaden its mortgage lending and investment activities and to provide additional funds, if necessary, to support these activities.

Foreign Operations

     The Bank has no investments with any foreign entity other than a nominal demand deposit account which is maintained with a Canadian bank in order to facilitate the clearing of checks drawn on banks located in that country. There are no foreign loans.

Employees

     At December 31, 1994, the Registrant, including its subsidiary corporation, had approximately 278 full time equivalent employees. Benefit programs include a pension plan, 401(k) plan, group medical insurance, group life insurance and paid vacations. The bank is not a party to any collective bargaining agreement, and employee relations are considered good.

Industry Segments

     The Registrant and the Bank are engaged in a single industry and perform a single service -- commercial banking. On the pages that follow are tables which set forth selected statistical information relative to the business of the Registrant.



                           (Intentionally Left Blank)

                                               DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                           INTEREST RATES AND INTEREST DIFFERENTIAL
                                                                  (in thousands of dollars)

                                                       1994                                        1993
                                          --------------------------------            --------------------------------
                                           Average   Interest                          Average   Interest
                                           Balance    Income     Yield*                Balance    Income     Yield*
                                          ---------- ---------- ----------            ---------- ---------- ----------
 ASSETS

 Earning assets:
     Trading account investments                 $0         $0       0.00 %                 $72         $2       3.31 %

     Loans:
          Taxable **                        267,604     23,658       8.84               235,352     19,946       8.48
          Tax Exempt *                        3,787        413      10.91                 5,114        529      10.34

     Investments:
          Taxable                           149,049      8,842       5.79               100,507      6,459       6.43
          Tax Exempt *                       11,436      1,102       9.27                 9,463        971      10.26

    Short-term investment                     3,551        152       4.28                 3,111         93       2.96

    Interest bearing deposits                    98          3       3.06                 3,116         92       2.97
                                          ---------  ---------  ---------             ---------  ---------  ---------
 Total Earning Assets                      $435,525    $34,170       7.85 %            $356,735    $28,092       7.87 %
                                                                =========                                   =========
 Nonearning assets:
    Cash and due from banks                  18,164          0                           12,505          0

    Premises and equipment                   10,104          0                            8,119          0

    Other assets                              7,508          0                            8,308          0

    Less: allowance for loan losses          (4,417)         0                           (3,419)         0
                                          ---------  ---------                        ---------  ---------
 Total assets                              $466,884    $34,170                         $382,248    $28,092
                                          =========  =========                        =========  =========

 * Tax exempt income converted to fully taxable equivalent basis at a 34 percent tax rate for 1994 and 1993.
   Tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983, includes
   TEFRA adjustment applicable to nondeductible interest expenses. Investment yields for 1994 are based on average balances excluding unrealized net gains or losses on securites available for sale. Nonaccrual loans are included in the above analysis as earning assets - loans.
 **Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended
   December 31, 1994, and 1993, are included as taxable loan interest income.

                                         DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                               INTEREST RATES AND INTEREST DIFFERENTIAL (cont.)
                                                              (in thousands of dollars)

                                                       1993                                        1992
                                          --------------------------------            --------------------------------
                                           Average   Interest                          Average   Interest
                                           Balance    Income     Yield*                Balance    Income     Yield*
                                         ---------- ---------- ----------            ---------- ---------- ----------
ASSETS

 Earning assets:
     Trading account investments                $72         $2       3.31 %                $135        $14      10.37 %

     Loans:
          Taxable **                        235,352     19,946       8.48               207,569     18,762       9.04
          Tax Exempt *                        5,114        529      10.34                 6,030        605      10.03

     Investments:
          Taxable                           100,507      6,459       6.43               100,983      7,801       7.73

          Tax Exempt *                        9,463        971      10.26                 6,959        722      10.37

    Short-term investment                     3,111         93       2.96                 2,368         89       3.76

    Interest bearing deposits                 3,116         92       2.97                 2,677         99       3.70
                                          ---------  ---------  ---------             ---------   ---------  ---------
 Total earning assets                      $356,735    $28,092       7.87 %            $326,721    $28,092       8.60 %
                                                                =========                                   =========
 Nonearning assets:
    Cash and due from banks                  12,505          0                           10,722          0

    Premises and equipment                    8,119          0                            7,070          0

    Other assets                              8,308          0                            5,696          0

    Less: allowance for loan losses          (3,419)         0                           (2,881)         0
                                          ---------  ---------                        ---------  ---------
 Total assets                              $382,248    $28,092                         $347,328    $28,092
                                          =========  =========                        =========  =========

 * Tax exempt income converted to fully taxable equivalent basis at a 34 percent tax rate for 1993 and 1992.
   Tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983, includes
   TEFRA adjustment applicable to nondeductible interest expenses. Nonaccrual loans are included in the above analysis as earning assets - loans.
 **Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended
   December 31, 1993, and 1992, are included as taxable loan interest income.

                                         DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                    INTEREST RATES AND INTEREST DIFFERENTIAL (cont.)
                                                               (in thousands of dollars)

                                                       1994                                        1993
                                          --------------------------------            --------------------------------
                                           Average   Interest                          Average   Interest
                                           Balance    Expense     Rate                 Balance    Expense     Rate
                                          ---------- ---------- ----------            ---------- ---------- ----------
LIABILITIES AND STOCKHOLDERS'
 EQUITY

 Interest bearing liabilities
   Savings deposits                         $55,855     $1,517       2.72 %             $38,263     $1,059       2.77 %

   Interest bearing checking accounts        58,945      1,394       2.36                54,197      1,380       2.55

   Time deposits
     In denominations under $100,000        148,251      6,837       4.61               128,520      6,074       4.73
     In denominations over $100,000          54,389      2,360       4.34                42,458      1,588       3.74

   Miscellaneous short-term borrowings       47,220      1,879       3.98                42,919      1,428       3.33

   Long-term borrowings                      15,806        900       5.69                 8,677        493       5.68

   Capital notes                                  0          0       0.00                     0          0       0.00
                                          ---------  ---------  ---------             ---------  ---------  ---------
 Total interest bearing liabilities        $380,466    $14,887       3.91 %            $315,034    $12,022       3.82 %
                                                                =========                                   =========
 Non-interest bearing liabilities
 and stockholders' equity
   Demand deposits                           52,893          0                           37,709          0

   Other liabilities                          4,606          0                            3,847          0

   Stockholders' equity                      28,919          0                           25,658          0
                                          ---------  ---------                        ---------  ---------
 Total liabilities and stock-
 holders' equity                           $466,884    $14,887       3.19 %            $382,248    $12,022       3.15 %
                                          =========  =========  =========             =========  =========  =========

 Net interest differential - yield on average
 daily earning assets                                  $19,283       4.43 %                        $16,070       4.50 %
                                                     =========  =========                        =========  =========

                                         DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                    INTEREST RATES AND INTEREST DIFFERENTIAL (cont.)
                                                                  (in thousands of dollars)


                                                       1993                                        1992
                                          --------------------------------            --------------------------------
                                           Average   Interest                          Average   Interest
                                           Balance    Expense     Rate                 Balance    Expense     Rate
                                          ---------- ---------- ----------            ---------- ---------- ----------
LIABILITIES AND STOCK-
 HOLDERS' EQUITY

 Interest bearing liabilities
   Savings deposits                         $38,263     $1,059       2.77 %             $27,493       $935       3.40 %

   Interest bearing checking accounts        54,197      1,380       2.55                48,398      1,637       3.38

   Time deposits
     In denominations under $100,000        128,520      6,074       4.73               143,430      7,997       5.58
     In denominations over $100,000          42,458      1,588       3.74                26,448      1,215       4.59

   Miscellaneous short-term borrowings       42,919      1,428       3.33                45,031      1,836       4.08

   Long-term borrowings                       8,677        493       5.68                    43          2       5.63

   Capital notes                                  0          0       0.00                     0          0       0.00
                                          ---------  ---------  ---------             ---------  ---------  ---------

 Total interest bearing liabilities        $315,034    $12,022       3.82 %            $290,843    $13,622       4.68 %
                                                                =========                                   =========
Non-interest bearing liabilities
and stockholders' equity
   Demand deposits                           37,709          0                           31,503          0

   Other liabilities                          3,847          0                            2,704          0

   Stockholders' equity                      25,658          0                           22,278          0
                                          ---------  ---------                        ---------  ---------
 Total liabilities and stock-
 holders' equity                           $382,248    $12,022       3.15 %            $347,328    $13,622       3.92 %
                                          =========  =========  =========             =========  =========  =========

 Net interest differential - yield on average
 daily earning assets                                  $16,070       4.50 %                        $14,470       4.43 %
                                                     =========  =========                        =========  =========

                                           ANALYSIS OF CHANGES IN INTEREST DIFFERENTIALS
                                                (Fully Taxable Equivalent Basis)
                                                    (in thousands of dollars)

                                                    YEAR ENDED DECEMBER 31,

                                             1994 Over (under) 1993(1)                   1993 Over (under) 1992(1)
                                          --------------------------------            --------------------------------
                                           Volume      Rate       Total                Volume      Rate       Total

                                          ---------- ---------- ----------            ---------- ---------- ----------
INTEREST AND LOAN FEE INCOME(2)
     Loans:
          Taxable                             2,823        889      3,712                 2,404     (1,220)     1,184
          Tax exempt                           (143)        27       (116)                  (94)        18        (76)
     Investments:
          Taxable                             2,912       (529)     2,383                   (36)    (1,306)    (1,342)
          Tax exempt                            193        (61)       132                   257         (8)       249

     Trading account investments                 (1)        (1)        (2)                   (5)        (7)       (12)

     Short-term investment                       14         45         59                    24        (20)         4

     Interest bearing deposits                 (100)        10        (90)                   15        (22)        (7)
                                          ---------  ---------  ---------             ---------  ---------  ---------
 Total interest income                       $5,698       $380     $6,078                $2,565    ($2,565)        $0
                                          ---------  ---------  ---------             ---------  ---------  ---------
 INTEREST EXPENSE
     Savings deposits                           478        (20)       458                   320       (196)       124

     Interest bearing checking accounts         116       (102)        14                   180       (437)      (257)

     Time deposits
       In denominations under $100,000          914       (150)       764                  (780)    (1,143)    (1,923)
       In denominations over $100,000           492        280        772                   631       (258)       373

     Miscellaneous short-term borrowings        152        298        450                   (82)      (326)      (408)

     Long-term borrowings                       406          1        407                   490          1        491
                                          ---------  ---------  ---------             ---------  ---------  ---------
 Total interest expense                      $2,558       $307     $2,865                  $759    ($2,359)   ($1,600)
                                          ---------  ---------  ---------             ---------  ---------  ---------

 INCREASE (DECREASE) IN
   INTEREST DIFFERENTIALS                    $3,140        $73     $3,213                $1,806      ($206)    $1,600
                                          =========  =========  =========             =========  =========  =========

 (1) The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 1994, 1993 and 1992. The changes in volume represent "changes in volume times rate". The changes in rate represent "changes in rate times old volume". The change in rate/volume were also calculated by "change in rate times change in volume" and allocated consistently based upon the relative absolute values of the changes in volume and changes in rate.
 (2) Tax exempt income converted to fully taxable equivalent basis at a 34 percent tax rate for 1994, 1993 and
     1992. Tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983, includes TEFRA adjustment applicable to nondeductible interest expense.

                                              ANALYSIS OF TRADING ACCOUNT SECURITIES
                                                   AND SECURITIES HELD FOR SALE
                                                     (in thousands of dollars)

                 The carrying value and the fair value of trading account securities and securities held for sale as of
                   December 31, 1994, 1993 and 1992 are as follows:

                                                  1994                  1993                  1992
                                          --------------------- --------------------- ---------------------
                                          Carrying     Fair     Carrying     Fair     Carrying     Fair
                                            Value      Value      Value      Value      Value      Value
                                          --------   --------   --------   --------   --------   --------
Part A:   Trading account

 Government agencies and corporations            $0         $0         $0         $0         $0         $0
                                          =========  =========  =========  =========  =========  =========

 Part B:   Securities held for sale

 U.S. Treasury                                   $0         $0         $0         $0     $6,187     $6,397

 Government agencies and corporations             0          0          0          0      4,274      4,379

 Other securities                                 0          0          0          0          0          0
                                          ---------  ---------  ---------  ---------  ---------  ---------
 Total securities held for sale                  $0         $0         $0         $0    $10,461    $10,776
                                          =========  =========  =========  =========  =========  =========

                                              ANALYSIS OF  SECURITIES
                                             (in thousands of dollars)

       The amortized cost and the fair value of securities as of December 31, 1994, 1993 and 1992 are as follows:

                                                  1994                  1993                  1992
                                          --------------------- --------------------- ---------------------
                                          Amortized    Fair     Amortized    Fair     Amortized    Fair
                                            Cost       Value      Cost       Value      Cost       Value
                                          --------   --------   --------   --------   --------   --------
Securities available for sale:
 U.S. Treasury securities                    26,960     25,916     29,701     30,446          0          0
 Government agencies and corporations         1,000      1,000          0          0          0          0
 Mortgage-backed securities                  30,734     28,987     26,798     26,810          0          0
 Obligations of state and political
    subdivisions                                887        933        882        975          0          0
 Other securities                               999      1,026        999      1,128          0          0
                                          ---------  ---------  ---------  ---------  ---------  ---------
      Total debt securities available
      for sale                               60,580     57,862     58,380     59,359          0          0

 Equity securities                            1,760      1,738      1,774      1,774          0          0
                                          ---------  ---------  ---------  ---------  ---------  ---------
     Total securities available for
     sale                                    62,340     59,600     60,154     61,133          0          0
                                          =========  =========  =========  =========  =========  =========

Securities held to maturity:
 U.S. Treasury securities                    14,714     13,876     10,544     10,559     10,256     10,430
 Government agencies and corporations         2,034      2,037         99         99         99        113
 Mortgage-backed securities                  78,781     73,673     77,085     77,067     69,826     69,898
 Obligations of state and political
    subdivisions                             13,608     13,061     10,825     11,457      7,513      7,822
 Other securities                             1,015      1,076      1,017      1,195      2,023      2,023
                                          ---------  ---------  ---------  ---------  ---------  ---------
     Total debt securities held to
     maturity                               110,152    103,723     99,570    100,377     89,717     90,286

 Equity securities                                0          0          0          0      1,774      1,774
                                          ---------  ---------  ---------  ---------  ---------  ---------
     Total securities held to maturity      110,152    103,723     99,570    100,377     91,491     92,060
                                          =========  =========  =========  =========  =========  =========

 * Equity securities include $1,724, $1,724 and $1,724 as of December 31, 1994, 1993 and 1992,
   respectively, of the Federal Home Loan Bank of Indianapolis (FHLB) stock, The FHLB stock is redeemable at par upon six months notice to FHLB.

                                                     ANALYSIS OF SECURITIES (cont.)
                                                      (Fully Tax Equivalent Basis)
                                                        (in thousands of dollars)


     The maturity distribution (2) and weighted average yields (1) for debt securities portfolio at December 31, 1994 are as follows:
                                                                After One             After Five
                                           Within                 Year                  Years                 Over
                                            One                Within Five            Within Ten               Ten
                                            Year                  Years                 Years                 Years
                                          ----------            ----------            ----------            ----------
 Securities available for sale:

 U.S. Treasury securities
   Book value                                 3,017                23,942                     0                     0
   Yield                                       6.04                  5.25

 Government agencies and corporations
   Book value                                     0                 1,000                     0                     0
   Yield                                                             4.88

 Mortgage-backed securities
   Book value                                     0                30,734                     0                     0
   Yield                                                             5.32

 Obligations of state and political
    subdivisions
   Book value                                   300                   587                     0                     0
   Yield                                       9.38                 10.19

 Other debt securities
   Book value                                     0                 1,000                     0                     0
   Yield                                                             7.91
                                          ---------             ---------             ---------             ---------

 Total debt securities available for sale:
   Book value                                 3,317                57,263                     0                     0
   Yield                                       6.34                  5.41
                                          =========             =========             =========             =========
 Securities held to maturity:

 U.S. Treasury securities
   Book value                                     0                14,714                     0                     0
   Yield                                                             4.92

 Government agencies and corporations
   Book value                                     0                 2,034                     0                     0
   Yield                                                             8.75

 Mortgage-backed securities
   Book value                                   857                55,012                18,303                 4,609
   Yield                                      12.53                  5.87                  6.68                  6.82

 Obligations of state and political
    subdivisions
   Book value                                   342                   284                 2,371                10,611
   Yield                                       9.77                  6.38                 11.16                  7.88

 Other debt securities
   Book value                                     0                     0                 1,015                     0
   Yield                                                                                  10.36
                                          ---------             ---------             ---------             ---------

 Total debt securities held to maturity:
   Book value                                 1,199                72,044                21,689                15,220
   Yield                                      11.74                  5.71                  7.23                  7.50
                                          =========             =========             =========             =========

 (1)     Tax exempt income converted to a fully taxable equivalent basis at a 34% rate.
 (2)     The maturity distribution of mortgage-backed securities is based upon anticipated payments as computed by using the historic average repayment speed from date of issue.
 (3)     There are no investments in securities of any one issuer that exceed 10% of stockholders' equity.

     Equity investments of $1,760 include $1,724 of stock of the Federal Home Loan Bank of Indianapolis (FHLB). The
 stock is redeemable at par upon presentation of a six month notice of withdrawal to the FHLB. Dividends are declared and paid as of the last day of each calendar quarter at the sole discretion of the Board of Directors of the FHLB.
 During 1994, the Registrant received dividends amounting to $99 for an average annualized yield of 5.74%.

                                         ANALYSIS OF LOAN PORTFOLIO
                                         Analysis of Loans Outstanding
                                           (in thousands of dollars)

     The Registrant segregates its loan portfolio into four basic segments: commercial (including agri-
 business and agricultural loans), real estate mortgages, installment and credit cards (including personal line of credit loans). The loan portfolio as of December 31, 1994, 1993, 1992, 1991 and 1990 is as
 follows:

                                             1994       1993       1992       1991       1990
                                          --------   --------   --------   --------   --------
 Commercial loans:

      Taxable                              $173,325   $144,274   $128,268    $97,510    $86,788
      Tax exempt                              3,207      4,501      5,594      6,521      5,722

 Total commercial loans                    $176,532   $148,775   $133,862   $104,031    $92,510

 Real estate mortgage loans                  47,296     49,816     50,413     50,697     36,976

 Installment loans                           48,228     46,914     36,111     33,312     32,676

 Credit card and line of credit loans        15,900     14,680     13,816     11,986     10,222
                                          ---------  ---------  ---------  ---------  ---------
   Total loans                             $287,956   $260,185   $234,202   $200,026   $172,384

 Less allowance for loan losses               4,866      4,010      3,095      2,612      1,777
                                          ---------  ---------  ---------  ---------  ---------
   Net loans                               $283,090   $256,175   $231,107   $197,414   $170,607
                                          =========  =========  =========  =========  =========

 The real estate mortgage loan portfolio includes construction loans totaling $426, $223, $1,164, $885 and
 $380 as of December 31, 1994, 1993, 1992, 1991 and 1990, respectively. Installment loans are net of unearned discount of $34, $151, $0, $0 and $0 as of December 31, 1994, 1993, 1992, 1991 and 1990 respectively. The above loan classifications are based on the nature of the loans as of the loan origination date, and are independent as to the use of the funds by the borrower. There are no foreign loans included in the above analysis.

                                              ANALYSIS OF LOAN PORTFOLIO (cont.)
                                             Analysis of Loans Outstanding (cont.)
                                                    (in thousands of dollars)

    Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon scheduled maturity of each principal payment. The following table indicated the rate sensitivity of the loan portfolio as of December 31, 1994. The table includes the real estate loans held for sale and assumes these loans will not be sold during the various time horizons.

                                                                          Credit Card
                                                       Real                 and Line
                                         Commercial   Estate   Installment  of Credit    Total     Percent
                                         ----------   -------- ----------- ----------   --------   --------
 Immediately adjustable interest rates
    or original maturity of one day        $145,470     $1,876     $3,107    $13,086   $163,539       56.8 %

 Other within one year                        2,989     22,356     19,900          0     45,245       15.7

 After one year, within five years           20,904     16,449     24,539      2,814     64,706       22.4

 Over five years                              7,169      6,772        682          0     14,623        5.1

 Nonaccrual loans                                 0         18          0          0         18        0.0
                                          ---------  ---------  ---------  ---------  ---------  ---------
   Total loans                             $176,532    $47,471    $48,228    $15,900   $288,131      100.0 %
                                          =========  =========  =========  =========  =========  =========

 A portion of the Bank's loans are short-term maturities. At maturity, credits are reviewed, and if renewed, are renewed at rates and conditions that prevail at the time of maturity.

 Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 1994 amounted to $68,963 and $94,159 respectively.

                                          ANALYSIS OF LOAN PORTFOLIO (cont.)
                                              Review of Nonperforming Loans
                                                 (in thousands of dollars)

 The following is a summary of nonperforming loans as of December 31, 1994, 1993, 1992, 1991 and 1990.

                                                       1994       1993       1992       1991       1990
                                                     --------   --------   --------   --------   --------
PART A - PAST DUE ACCRUING LOANS (90 DAYS OR MORE)

 Real estate mortgage loans                                $0         $1        $79        $27        $56

 Commercial and industrial loans                           16        315        100      1,127      1,149

 Loans to individuals for household,
   family and other personal expenditures                  19        346         42         55         97

 Loans to finance agriculture production
    and other loans to farmers                              0          0          0          0          0
                                                    ---------  ---------  ---------  ---------  ---------

   Total past due loans                                   $35       $662       $221     $1,209     $1,302
                                                    ---------  ---------  ---------  ---------  ---------

 PART B - NONACCRUAL LOANS

 Real estate mortgage loans                               $18         $0         $0        $22        $62

 Commercial and industrial loans                            0          0          0        198        957

 Loans to individuals for household,
   family and other personal expenditures                   0          0          0          5         15

 Loans to finance agriculture production
    and other loans to farmers                              0          0          0        628          0
                                                    ---------  ---------  ---------  ---------  ---------
   Total nonaccrual loans                                 $18         $0         $0       $853     $1,034
                                                     ---------  ---------  ---------  ---------  ---------
 PART C - TROUBLED DEBT RESTRUCTURED LOANS             $1,406         $0        $86         $4         $5
                                                    ---------  ---------  ---------  ---------  ---------
 Total nonperforming loans                             $1,459       $662       $307     $2,066     $2,341
                                                     =========  =========  =========  =========  =========

 Nonearning assets of the Corporation include nonaccrual loans (as indicated above), nonaccrual investments, other real estate, and repossessions which amounted to $815 at December 31, 1994.

                  Comments Regarding Nonperforming Assets


PART A - CONSUMER LOANS

     Consumer installment loans, except those loans that are secured by real estate, are not placed on a nonaccrual status since these loans are charged off when they have been delinquent from 90 to 180 days, and when the related collateral, if any, is not sufficient to offset the indebtedness. Advances under Mastercard and Visa programs, as well as advances under all other consumer lines of credit programs, are charged off when collection appears doubtful.

PART B - NONPERFORMING LOANS

     When a loan is classified as a nonaccrual loan, interest on the loan is no longer accrued and all accrued interest receivable is charged off. It is the policy of the Bank that all unsecured loans (i.e. loans for which the collateral is insufficient to cover all principal and accrued interest) will be reclassified as nonperforming loans to the extent they are unsecured, on or before the loan becomes 90 days delinquent. Thereafter, interest is recognized and included in income only when received.

     As of December 31, 1994, loans totaling $18,000 were on nonaccrual status.

PART C - TROUBLED DEBT RESTRUCTURED LOANS

     Loans renegotiated as troubled debt restructuring are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

     Loans renegotiated as troubled debt restructuring totaled $1,406,000 as of December 31, 1994. Interest income of $82,000 was recognized in 1994. Had these loans been performing under the original contract terms, an additional $31,000 would have been reflected in interest income during 1994. The Bank is not committed to lend additional funds to debtors whose loans have been modified.

PART D - OTHER NONPERFORMING ASSETS

     The Bank will adopt SFAS No. 114 and SFAS No. 118 at January 1, 1995. Under these standards, loans considered to be impaired are reduced to the present value of future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as bad debt expense. The effect of adopting these accounting standards on January 1, 1995 will be immaterial.

     The management of the Bank is of the opinion that there are no significant foreseeable losses relating to substandard or nonperforming assets, except as discussed above.

PART E - LOAN CONCENTRATIONS

     There were no loan concentrations within industries which exceeded ten percent of total assets. It is estimated that over 98% of all the Bank's commercial, industrial, agri-business and agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its basic trade area.


                    Basis For Determining Allowance For
                                Loan Losses

     Management is charged with the responsibility of determining the adequacy of the allowance for loan losses. This responsibility is fulfilled by management in the following ways:

         1. Management reviews the larger individual loans for unfavorable collectibility factors and assesses the requirement for specific reserves on such credits. For those loans not subject to specific reviews, management reviews previous loan loss experience to establish historical ratios and trends in charge-offs by loan category. The ratios of net charge-offs to particular types of loans enable management to estimate charge-offs in future periods by loan category and thereby establish appropriate reserves for loans not specifically reviewed.

         2. Management reviews the current and anticipated economic conditions of its lending market to determine the effects on future loan charge-offs by loan category, in addition to the effects on the loan portfolio as a whole.

         3. Management reviews delinquent loan reports to determine risk of future loan charge-offs. High delinquencies are generally indicative of an increase in future loan charge-offs.

     Based upon the above described policy and objectives, $795,000, $790,000 and $1,340,000 were charged to the provision for loan losses and added to the allowance for loan losses in 1994, 1993 and 1992, respectively.

     The allocation of the allowance for loan losses to the various lending areas is performed by management in relation to perceived exposure to loss in the various loan portfolios. However, the allowance for loan losses is available in its entirety to absorb losses in any particular loan category.



                         (Intentionally Left Blank)

                                         ANALYSIS OF LOAN PORTFOLIO (cont.)
                                              Summary of Loan Loss
                                            (in thousands of dollars)

 Following is a summary of the loan loss experience for the years ended December 31, 1994, 1993, 1992, 1991, and 1990.

                                                        1994       1993       1992       1991       1990
                                                     ---------  ---------  ---------  ---------  ---------
 Amount of loans outstanding, December 31,            $287,956   $260,185   $234,202   $200,026   $172,384
                                                     =========  =========  =========  =========  =========
 Average daily loans outstanding during the
    year ended December 31,                           $271,391   $240,466   $213,599   $178,619   $161,153
                                                     =========  =========  =========  =========  =========
 Allowance for loan losses, January 1,                  $4,010     $3,095     $2,612     $1,777     $1,724
                                                     ---------  ---------  ---------  ---------  ---------
 Loans charged off
   Commercial                                              $27        $99       $446     $1,016       $194
   Real Estate                                               0          4        258         20         24
   Installment                                              93         97        217        221        224
   Credit cards and personal credit lines                   15         28         39         66         28
                                                     ---------  ---------  ---------  ---------  ---------
 Total loans charged off                                  $135       $228       $960     $1,323       $470
                                                     ---------  ---------  ---------  ---------  ---------
 Recoveries of loans previously charged off
   Commercial                                             $107        $40        $11        $18        $76
   Real Estate                                               1          1          0          0          0
   Installment                                              81         56         85        106         80
   Credit cards and personal credit lines                    7          6          7          5          7
                                                     ---------  ---------  ---------  ---------  ---------
 Total recoveries                                         $196       $103       $103       $129       $163
                                                     ---------  ---------  ---------  ---------  ---------
 Net loans charged off                                    ($61)      $125       $857     $1,194       $307

 Purchase loan adjustment                                    0        250          0         59          0

 Provision for loan loss charged to expense                795        790      1,340      1,970        360

   Balance December 31,                                 $4,866     $4,010     $3,095     $2,612     $1,777
                                                     =========  =========  =========  =========  =========
 Ratio of net charge-offs during the period to
 average daily loans outstanding
   Commercial                                            (0.03%)     0.02%      0.20%      0.56%      0.07%
   Real Estate                                            0.00%      0.00%      0.12%      0.01%      0.02%
   Installment                                            0.01%      0.02%      0.06%      0.07%      0.09%
   Credit cards and personal credit lines                 0.00%      0.01%      0.03%      0.03%      0.01%
                                                     ---------  ---------  ---------  ---------  ---------
 Total                                                   (0.02%)     0.05%      0.40%      0.67%      0.19%
                                                     =========  =========  =========  =========  =========

                                          ANALYSIS OF LOAN PORTFOLIO (cont.)
                                         Allocation of Allowance for Loan Losses
                                                 (in thousands of dollars)

The following is a summary of the allocation for loan losses as of December 31, 1994, 1993, 1992, 1991 and 1990.
                                                  1994                  1993                  1992
                                          --------------------- --------------------- ---------------------
                                          Allowance  Loans as   Allowance  Loans as   Allowance  Loans as
                                             For    Percentage     For    Percentage     For    Percentage
                                            Loan     of Gross     Loan     of Gross     Loan     of Gross
                                           Losses      Loans     Losses      Loans     Losses      Loans
                                          ---------  ---------  ---------  ---------  ---------  ---------
Allocated allowance for loan losses
   Commercial                                  $665      61.31     $1,120      57.18       $864      57.16
   Real Estate                                   95      16.42        108      19.15        105      21.52
   Installment                                  311      16.75        302      18.04        230      15.42
   Credit cards and personal credit
     lines                                      101       5.52         95       5.63         87       5.90
                                          ---------  ---------  ---------  ---------  ---------  ---------
 Total allocated allowance for loan
   losses                                    $1,172     100.00     $1,625     100.00     $1,286     100.00
                                                     =========             =========             =========
 Unallocated allowance for loan
   losses                                     3,694                 2,385                 1,809
                                          ---------             ---------             ---------
 Total allowance for loan losses             $4,866                $4,010                $3,095
                                          =========             =========             =========

                                                  1991                  1990
                                          --------------------- ---------------------
                                          Allowance  Loans as   Allowance  Loans as
                                             For    Percentage     For    Percentage
                                            Loan     of Gross     Loan     of Gross
                                           Losses      Loans     Losses      Loans
                                          ---------  ---------  ---------  ---------
 Allocated allowance for loan losses
   Commercial                                $1,168      52.01       $880      53.67
   Real Estate                                   90      25.35         71      21.45
   Installment                                  214      16.65        214      18.95
   Credit cards and personal credit
     lines                                       76       5.99         64       5.93
                                          ---------  ---------  ---------  ---------
 Total allocated allowance for loan
   losses                                    $1,548     100.00     $1,229     100.00
                                                     =========             =========
 Unallocated allowance for loan
   losses                                     1,064                   548
                                          ---------             ---------

 Total allowance for loan losses             $2,612                $1,777
                                          =========             =========

                                          ANALYSIS OF DEPOSITS
                                       (in thousands of dollars)

 The average daily deposits for the years ended December 31, 1994, 1993 and 1992, and the average rates paid on those deposits are summarized in the following table:

                                                  1994                  1993                  1992
                                          --------------------- --------------------- ---------------------
                                           Average    Average    Average    Average    Average    Average
                                            Daily      Rate       Daily      Rate       Daily      Rate
                                           Balance     Paid      Balance     Paid      Balance     Paid
                                          ---------  ---------  ---------  ---------  ---------  ---------
 Demand deposits                            $52,893       0.00    $37,709       0.00    $31,503       0.00

 Savings accounts:
   Regular savings                           55,855       2.72     38,263       2.77     27,493       3.40
   Interest checking                         58,945       2.36     54,197       2.55     48,398       3.38

 Time deposits:
   Deposits of $100,000 or more              54,389       4.34     42,458       3.74     26,448       4.59
   Other time deposits                      148,251       4.61    128,520       4.73    143,430       5.58
                                          ---------  ---------  ---------  ---------  ---------  ---------
 Total deposits                            $370,333       3.27   $301,147       3.35   $277,272       4.25
                                          =========  =========  =========  =========  =========  =========

 As of December 31, 1994, time certificates of deposit in denominations of $100,000 or more will mature as follows:

 Within three months                        $32,380

 Over three months, within six months        13,274

 Over six months, within twelve months        6,151

 Over twelve months                           4,954
                                          ---------
   Total time certificates of deposit in
     denominations of $100,000 or more      $56,759
                                          =========


                                           RETURN ON EQUITY AND ASSETS

 The rates of return on average daily assets and stockholders' equity, the dividend payout ratio, and the average daily stockholders' equity to average daily assets for the years ended December 31, 1994, 1993 and 1992 are as follows:


                                             1994                  1993                  1992
                                          ----------            ----------            ----------
 Percent of net income to:
   Average daily total assets                  1.10                  1.11                  0.97

   Average daily stockholders' equity         17.73                 16.51                 15.08

 Percentage of dividends declared per
   common share to net income per
   weighted average number of common
   shares outstanding (1,438,496
   shares in 1994, 1993 and 1992)*            16.57                 17.01                 17.79

 Percentage of average daily
   stockholders' equity to average
   daily total assets                          6.19                  6.71                  6.41

 * Data adjusted for 10 percent stock dividend paid as of July 31, 1992.

                                           SHORT-TERM BORROWINGS

   The following is a schedule of statistical information relating to securities sold under agreement to repurchase which are secured by either U.S. Government agency securities or mortgage-backed securities classified as other debt securities and maturing within one year.  There were no other categories of short-term borrowings for which the average balance outstanding during the period was 30 percent or more of stockholders' equity at the end of the period.



                                             1994                  1993                  1992
                                          ----------            ----------            ----------
 Outstanding at year end                    $41,750               $29,372               $31,058

 Approximate average interest rate at
   year end                                    5.11                  3.22                  3.54

 Highest amount outstanding as of any
   month end during the year                $50,460               $42,485               $46,475

 Approximate average outstanding
   during the year                          $42,584               $38,299               $38,122


 Approximate average interest rate
   during the year                             3.96                  3.34                  4.19

 Securities sold under agreement to repurchase include both transactions initiated by the  investment division of the Bank, as well as the automatic borrowings from selected demand deposit customers who had excess balances in their accounts.

ITEM 2.   Properties

     The Bank conducts its operations from its main operations offices located in Warsaw, as well as branch offices in Warsaw (West), Warsaw
(East), Winona Lake, Silver Lake, North Webster, Syracuse, Milford, Pierceton, Wabash (North), Wabash (South), Roann, Mentone, Akron, Nappanee, Goshen, Goshen (South), Columbia City, Argos, Bremen, Elkhart, Elkhart
(East), Cromwell, Ligonier, and Shipshewana. In addition, the Bank operates a remote ATM in Warsaw. The facilities are described in the following table:




                         [Intentionally Left Blank]

                     Retail    Commercial  Drive-  Parking  ATM   Year of        Type of
 Office Location     Banking   Banking     Up                     Construction   Construction

 Main Office - 202   Yes       Yes         No      Yes      Yes   1961 with      Two story with
 East Center St.,                                                 second story   basement
 Warsaw, IN                                                       added in 1972  construction

 Downtown Drive-Up   No        No          Yes     No       No    1980           Frame
 - East Center St.,                                                              construction
 Warsaw, IN                                                                      with brick
                                                                                 veneer

 Warsaw - East -     Yes       Yes         Yes     Yes      Yes   1990           Frame
 3601 Commerce Dr.,                                                              construction
 Warsaw, IN                                                                      with brick
                                                                                 veneer

 Warsaw - West -     Yes       Yes         Yes     Yes      Yes   1972           Frame
 1221 West Lake                                                                  construction
 St., Warsaw, IN                                                                 with brick
                                                                                 veneer

 Winona Lake - 99    Yes       Yes         Yes     Yes      No    1965           Frame
 Chestnut, Winona                                                                construction
 Lake, IN                                                                        with brick
                                                                                 veneer

 Mentone - 202 East  Yes       Yes         Yes     Yes      No    1946 and       Block
 Main St., Mentone,                                               completely     construction
 IN                                                               remodeled in   with brick
                                                                  1983           veneer

 Milford - Indiana   Yes       Yes         Yes     Yes      No    Year of        Block
 State Road 15                                                    construction   construction
 North, Milford, IN                                               unknown,
                                                                  remodeled in
                                                                  1984

 North Webster -     Yes       Yes         Yes     Yes      Yes   1974           Frame
 Indiana State Road                                                              construction
 13 North, North                                                                 with brick
 Webster, IN                                                                     veneer

 Pierceton - 202     Yes       Yes         Yes     Yes      No    1984           Frame
 South First St.,                                                                construction
 Pierceton, IN                                                                   with brick
                                                                                 veneer

 Silver Lake - Main  Yes       Yes         No      No       No    Year of        Brick
 Street, Silver                                                   construction   construction
 Lake, IN                                                         unknown,
                                                                  acquired in
                                                                  1966

 Syracuse - Indiana  Yes       Yes         Yes     Yes      Yes   1982           Frame
 State Road 13                                                                   construction
 South, Syracuse,                                                                with brick
 IN                                                                              veneer

 Wabash North -      Yes       Yes         Yes     Yes      Yes   1989           Frame
 1004 North Cass                                                                 construction
 St., Wabash, IN                                                                 with brick
                                                                                 veneer

 Wabash South -      Yes       Yes         Yes     Yes      No    1983           Frame
 1940 South Wabash                                                               construction
 St., Wabash, IN                                                                 with brick
                                                                                 veneer

 Roann - 110         Yes       Yes         Yes     Yes      No    Year of        Frame and brick
 Chippewa St.,                                                    construction   construction
 Roann, IN                                                        unknown,
                                                                  remodeled in
                                                                  1981

 Akron - 102 East    Yes       Yes         Yes     No       No    Year of        Brick
 Rochester, Akron,                                                construction   construction
 IN                                                               unknown,
                                                                  remodeled
                                                                  1990, drive-
                                                                  thru added in
                                                                  1993

 Argos - 100 North   Yes       Yes         Yes     Yes      Yes   1964           Limestone
 Michigan, Agros,                                                                construction
 IN

 Bremen - 1600       Yes       Yes         Yes     Yes      Yes   1977           Frame
 Indiana State Road                                                              construction
 331, Bremen, IN                                                                 with brick
                                                                                 veneer

 Columbia City -     Yes       Yes         Yes     Yes      Yes   Year of        Frame
 507 North Main                                                   construction   construction
 St., Columbia                                                    unknown,
 City, IN                                                         remodeled
                                                                  1990

 Goshen Downtown -   Yes       Yes         No      No       No    1924           Limestone
 102 North Main                                                                  construction
 St., Goshen, IN

 Goshen South -      Yes       Yes         Yes     Yes      Yes   1992           Frame
 2513 South Main                                                                 construction
 St., Goshen, IN                                                                 with brick
                                                                                 veneer

 Nappanee - 202      Yes       Yes         Yes     Yes      Yes   1980           Frame
 West Market St.,                                                                construction
 Nappanee, IN                                                                    with brick
                                                                                 veneer

 Free-standing ATM   No        No          No      Yes      Yes   1985           Frame enclosure
 - 2101 East Center
 St., Warsaw, IN

 Elkhart - 862 East  Yes       Yes         Yes     Yes      Yes   1993           Frame
 Beardsley St.,                                                                  construction
 Elkhart, IN                                                                     with brick
                                                                                 veneer

 Cromwell - 111      Yes       Yes         Yes     Yes      No    1970           Frame
 North Jefferson                                                                 construction
 St., Cromwell, IN                                                               with brick
                                                                                 veneer

 Ligonier - 1470     Yes       Yes         Yes     Yes      Yes   1974           Frame
 U.S. Highway 33                                                                 construction
 South, Ligonier,                                                                with brick
 IN                                                                              veneer


 Elkhart East-       Yes       Yes         Yes     Yes      Yes   1994           Frame
 22050 State Road                                                                construction
 120,                                                                            with brick
 Elkhart, IN                                                                     veneer

 Shipshewana         Yes       Yes         Yes     Yes      Yes   1985,          Frame
 895 North Van                                                    remodeled      construction
 Buren St.,                                                       in 1994        with brick
 Shipshewana, IN                                                                 veneer

The Bank leases from third parties the real estate and buildings upon which its branch offices in Milford and Akron are located. In addition, the Bank leases the real estate upon which it constructed its Wabash North branch office and its free-standing ATM facility in Warsaw. All of the other branch facilities are owned by the Bank. Other physical assets owned by the Bank include the property located at 110 South High Street, Warsaw, Indiana, which is unoccupied, parking lots in downtown Warsaw for the use and convenience of the Bank's employees and customers, as well as the leasehold improvements, equipment, furniture and fixtures necessary and appropriate to operate the foregoing banking facilities.

     The Bank also owns a 15,000 square foot Operations Center located at 113 East Market Street, Warsaw, Indiana, which it uses for office and computer facilities. This facility was acquired and extensively remodeled in 1984. The Bank also leases from third parties facilities in downtown Warsaw for the storage of supplies and for employee training.

     None of the Bank's assets are the subject of any material encumbrances.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which the Registrant of the Bank are a party or of which any of their property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders from October 1, 1992 to December 31, 1994




                         (Intentionally Left Blank)

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     Information relating to the principal market for and the prices of the Registrant's common stock, and information as to dividends declared by the Registrant, are contained under the caption "Stock and Dividend Information" in the 1994 Annual Report and are incorporated herein by reference in response to this item. On December 31, 1994, the Registrant had 738 shareholders, including those employees who participate in the Registrant's 401(K) plan.

ITEM 6.   SELECTED FINANCIAL DATA

     A five year consolidated financial summary, containing the required selected financial data, appears under the caption "Selected Financial Data" in the 1994 Annual Report and is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1994 Annual Report and is incorporated herein by reference in response to this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements appear in the 1994 Annual Report and are incorporated herein by reference in response to this item.

Consolidated Balance Sheets at December 31, 1994 and 1993.
Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992.
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992.
Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992.
Notes to Consolidated Financial Statements.
Report of Independent Auditors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing in the Registrant's definitive Proxy Statement dated March 16, 1995, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

     The information appearing in the Registrant's definitive Proxy Statement dated March 16, 1995, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing in the Registrant's definitive Proxy Statement dated March 16, 1995, is incorporated herein by reference in response to this item.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing in the Registrant's definitive Proxy Statement dated March 16, 1995, is incorporated herein by reference in response to this item.

                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The documents listed below are filed as a part of this report:

     (1)  Financial Statements.
          The following financial statements of the Registrant and its subsidiaries appear in the 1994 Annual Report and are specifically incorporated by reference under Item 8 of this Form 10-K, or are a part of this Form 10-K.

                                                    Reference
                                                             1994 Annual
                                            Form 10-K            Report

Consolidated Balance Sheets at December 31,
1994 and 1993.                                                     X
Consolidated Statements of Income for the
years ended December 31, 1994, 1993 and 1992.                      X
Consolidated Statements of Changes in
Stockholders' Equity for the years ended
December 31, 1994, 1993 and 1992.                                  X
Consolidated Statements of Cash Flows for the
years ended December 31, 1994, 1993 and 1992.                      X
Notes to Consolidated Financial Statements.                        X
Report of Independent Auditors.                                    X

     (2)   Financial Statement Schedules

     The financial statement schedules of the Registrant and its subsidiary have been omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.






                         [Intentionally Left Blank]

                                 SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LAKELAND FINANCIAL CORPORATION

Date:     March 14, 1995                By R. Douglas Grant
                                          (R. Douglas Grant) President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 14, 1995                R. Douglas Grant
                                   (R. Douglas Grant) Principal Executive
                                        Officer and Director

Date: March 14, 1995                Terry M. White
                                   (Terry M. White) Principal Financial and
                                        Accounting Officer

Date: March 14, 1995                Anna K. Duffin
                                   (Anna K. Duffin) Director

Date:
                                   (W.E. Creighton) Director

Date: March 14, 1995                Jerry L. Helvey
                                   (Jerry L. Helvey) Director

Date: March 14, 1995                Homer A. Kent
                                   (Dr. Homer A. Kent) Director

Date:
                                   (J. Alan Morgan) Director

Date: March 14, 1995                Richard L. Pletcher
                                   (Richard L. Pletcher) Director

Date:
                                   (Joseph P. Prout) Director

Date: March 14, 1995                Philip G. Spear
                                   (Philip G. Spear) Director

Date: March 16, 1995                Terry L. Tucker
                                   (Terry L. Tucker) Director

Date:
                                   (G.L. White) Director

Date: March 20, 1995                L. Craig Fulmer
                                   (L. Craig Fulmer) Director

                               EXHIBIT INDEX

     The following Exhibits are filed as part of this Report and not incorporated by reference from another document:

     Exhibit 13 - 1994 Report to Shareholders with Report of Independent
Auditors.

     Exhibit 22 - Subsidiaries

     Exhibit 27 - Financial Data Schedules

                                 EXHIBIT 13

1994 Report to Shareholders with Report of Independent Auditors.

                                 EXHIBIT 22

Subsidiaries.   The Registrant has one wholly owned subsidiary, Lake City
Bank, Warsaw, Indiana, a banking corporation organized under the laws of the State of Indiana.