Form 10-Q
period 1995-03-31
LAKELAND FINANCIAL CORP
filed 1995-05-08
CIK 721994

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                            Commission File
March 31, 1995                               Number 0-11487


                        LAKELAND FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)


     INDIANA                                      35-1559596
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification Number)


202 East Center Street
P.O. Box 1387, Warsaw, Indiana                 46581-1387
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code (219)267-6144

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES     [x]         NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class                      Outstanding at March 31, 1995
Common Stock, $1 Stated Value                   1,438,496

                                                   Part I

                                        Item 1 - Financial Statements

                                        LAKELAND FINANCIAL CORPORATION
                                         CONSOLIDATED BALANCE SHEETS
                                  As of March 31, 1995 and December 31, 1994

                                                 (Unaudited)

                                                (Page 1 of 2)



                                                                             March 31,         December 31,
                                                                               1995               1994
                                                                            -------------      -------------
 ASSETS
 ------
 Cash and cash equivalents
   Cash and due from banks                                                 $   21,873,000     $   21,346,000
   Short-term investments                                                       4,157,000          2,801,000
                                                                            -------------      -------------
      Total cash and cash equivalents                                          26,030,000         24,147,000

 Securities available for sale
   U. S. Treasury securities                                                   26,426,000         25,916,000
   Mortgage-backed securities                                                  30,589,000         29,987,000
   State and municipal securities                                                 631,000            933,000
   Other debt securities                                                        2,063,000          1,026,000
   Equity securities                                                            1,724,000          1,738,000
                                                                            -------------      -------------
      Total securities available for sale
      (carried at fair value at March 31, 1995
      and December 31, 1994)                                                   61,433,000         59,600,000

 Securities held to maturity
   U. S. Treasury securities                                                   14,686,000         14,714,000
   Mortgage-backed securities                                                  87,318,000         80,815,000
   State and municipal securities                                              13,543,000         13,608,000
   Other debt securities                                                        3,051,000          1,015,000
                                                                            -------------      -------------
      Total securities held to maturity
      (fair value of $116,966,000 at
      March 31, 1995, and $103,723,000
      at December 31, 1994)                                                   118,598,000        110,152,000

 Real estate mortgages held for sale                                              236,000            175,000

 Loans:
   Total loans                                                                292,124,000        287,956,000
   Less: Allowance for loan losses                                              4,894,000          4,866,000
                                                                            -------------      -------------
      Net loans                                                               287,230,000        283,090,000

 Land, premises and equipment, net                                             11,548,000         11,295,000
 Accrued income receivable                                                      3,776,000          3,464,000
 Other assets                                                                   4,436,000          5,040,000
                                                                            -------------      -------------
      Total assets                                                         $  513,287,000     $  496,963,000
                                                                            =============      =============

                                                 (Continued)

                                                    Part I

                                        Item 1 - Financial Statements

                                        LAKELAND FINANCIAL CORPORATION
                                         CONSOLIDATED BALANCE SHEETS
                                  As of March 31, 1995 and December 31, 1994

                                                 (Unaudited)

                                                (Page 2 of 2)

                                                                              March 31,         December 31,
                                                                                 1995               1994
                                                                            -------------      -------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 LIABILITIES
 -----------
 Deposits:
   Noninterest bearing deposits                                            $   60,555,000     $   62,830,000
   Interest bearing deposits                                                  335,360,000        333,910,000
                                                                            -------------      -------------
      Total deposits                                                          395,915,000        396,740,000

 Short-term borrowings
   Federal funds purchased                                                      6,225,000          4,000,000
   U.S. Treasury demand notes                                                     933,000          2,573,000
   Securities sold under agreements
     to repurchase                                                             56,232,000         41,750,000
                                                                            -------------      -------------
      Total short-term borrowings                                              63,390,000         48,323,000

 Accrued expenses payable                                                       3,863,000          3,280,000
 Other liabilities                                                                828,000          1,299,000
 Long-term debt                                                                17,432,000         17,432,000
                                                                            -------------      -------------
      Total liabilities                                                       481,428,000        467,074,000

 Commitments, off-balance sheet risks
   and contingencies

 STOCKHOLDERS' EQUITY
 --------------------
 Common stock: $1.00 stated value,  2,750,000 shares
   authorized,  1,438,496 shares issued and outstanding
   as of March 31, 1995 and December 31, 1994                                   1,438,000          1,438,000
 Additional paid-in capital                                                     7,827,000          7,827,000
 Retained earnings                                                             23,339,000         22,279,000
 Unrealized net gain (loss) on securities available for sale                     (745,000)        (1,655,000)
                                                                            -------------      -------------
      Total stockholders' equity                                               31,859,000         29,889,000

      Total liabilities and stockholders' equity                           $  513,287,000     $  496,963,000
                                                                            =============      =============

 The accompanying notes are an integral part of these consolidated financial statements.

                                        LAKELAND FINANCIAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF INCOME
                             For the Three Months Ended March 31, 1995, and 1994

                                                 (Unaudited)

                                                (Page 1 of 2)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                            ------------------------------
                                                                                1995               1994
                                                                            -------------      -------------
 INTEREST AND DIVIDEND INCOME
 ----------------------------
 Interest and fees on loans: Taxable                                       $    6,817,000     $    5,343,000
                             Tax exempt                                            65,000             72,000
                                                                            -------------      -------------
    Total loan income                                                           6,882,000          5,415,000
 Short-term investments                                                            65,000             13,000

 Securities:
  U.S. Treasury and Government agency securities                                  599,000            526,000
  Mortgage-backed securities                                                    1,785,000          1,507,000
  Obligations of state and political subdivisions                                 226,000            186,000
  Other debt securities                                                           101,000             49,000
  Equity investments                                                               33,000             21,000
                                                                            -------------      -------------
    Total interest and dividend income                                          9,691,000          7,717,000

 INTEREST EXPENSE
 -----------------
 Interest on deposits                                                           3,732,000          2,772,000
 Interest on short-term borrowings                                                832,000            351,000
 Interest on long-term debt                                                       245,000            153,000
                                                                            -------------      -------------
    Total interest expense                                                      4,809,000          3,276,000
                                                                            -------------      -------------
 NET INTEREST INCOME                                                            4,882,000          4,441,000
 -------------------
 Provision for loan losses                                                         30,000            270,000
                                                                            -------------      -------------
 NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                                      4,852,000          4,171,000
 -------------------------                                                  -------------      -------------

 NONINTEREST INCOME
 ------------------
 Trust fees                                                                       225,000            200,000
 Service charges on deposit accounts                                              522,000            447,000
 Other income (net)                                                               269,000            622,000
 Net gains on the sale of real estate mortgages held for sale                      17,000             76,000
 Net investment securities gains (losses)                                         (16,000)            (6,000)
                                                                            -------------      -------------
    Total noninterest income                                                    1,017,000          1,339,000


                                                 (Continued)

                                        LAKELAND FINANCIAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF INCOME
                            For the Three Months Ended March 31, 1995, and 1994

                                                 (Unaudited)

                                                (Page 2 of 2)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                            --------------------------------
                                                                                1995               1994
                                                                            -------------      -------------
 NONINTEREST EXPENSE
 -------------------
 Salaries and employee benefits                                                 1,965,000          1,750,000
 Occupancy and equipment expenses                                                 620,000            499,000
 Other expenses                                                                 1,241,000          1,022,000
                                                                            -------------      -------------
    Total noninterest expense                                                   3,826,000          3,271,000


 INCOME BEFORE INCOME TAX EXPENSE                                               2,043,000          2,239,000
 --------------------------------

 Income tax expense                                                               737,000            834,000
                                                                            -------------      -------------

 NET INCOME                                                                $    1,306,000     $    1,405,000
 ----------                                                                 =============      =============

 AVERAGE COMMON SHARES OUTSTANDING                                              1,438,496          1,438,496


 EARNINGS PER COMMON SHARE
 -------------------------

 Net Income                                                                $        0.91      $         0.98
                                                                            =============      =============

 The accompanying notes are an integral part of these consolidated financial statements.

                                                LAKELAND FINANCIAL CORPORATION
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      For the Three Months Ended March 31, 1995 and 1994

                                                          (Unaudited)

                                                                                                 Unrealized
                                                                                                Net Gain (Loss)
                                                Common Stock                                    on Securities       Total
                                          ------------------------    Paid in      Retained       Available     Stockholders'
                                            Shares       Amount       Capital      Earnings       For Sale         Equity
                                          ----------- ------------ ------------ -------------  --------------  --------------
 Balances, January 1, 1994                  1,438,496 $  1,438,000 $  7,827,000 $  18,001,000  $      646,000  $   27,912,000

 Net income for three months
   ended March 31, 1994                                                             1,405,000                       1,405,000

 Net change in unrealized net gain
   on securities available for sale                                                                  (602,000)       (602,000)

 Cash dividends declared -
   $.14 per share                                                                    (201,000)                       (201,000)
                                          ----------- ------------ ------------ -------------  --------------  --------------
 Balances, March 31, 1994                   1,438,496 $  1,438,000 $  7,827,000 $  19,205,000  $       44,000  $   28,514,000
                                          =========== ============ ============ =============  ==============  ==============

 Balances, January 1, 1995                  1,438,496 $  1,438,000 $  7,827,000 $  22,279,000  $   (1,655,000) $   29,889,000

 Net income for three months
   ended March 31, 1995                                                             1,306,000                       1,306,000

 Net change in unrealized net gain (loss)
 on securities available for sale                                                                     910,000         910,000

 Cash dividends declared -
   $.17 per share                                                                    (246,000)                       (246,000)
                                          ----------- ------------ ------------ -------------  --------------  --------------
 Balances, March 31, 1995                   1,438,496 $  1,438,000 $  7,827,000 $  23,339,000  $     (745,000) $   31,859,000
                                          =========== ============ ============ =============  ==============  ==============


 The accompanying notes are an integral part of these consolidated financial statements.

                                                    Part I

                                        LAKELAND FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the Three Months Ended March 31, 1995 and 1994

                                                 (Unaudited)

                                                (Page 1 of 2)

                                                                                1995               1994
                                                                            -------------      -------------
 Cash flows from operating activities:
   Net income                                                              $    1,306,000     $    1,405,000
                                                                            -------------      -------------
 Adjustments to reconcile net income to net cash
   from operating activites:

   Depreciation                                                                   283,000            235,000
   Provision for loan losses                                                       30,000            270,000
   Loans originated for sale                                                   (3,067,000)        (4,449,000)
   Net (gain) loss on sale of loans                                               (17,000)           (76,000)
   Proceeds from sale of loans                                                  3,023,000          4,146,000
   Net (gain) loss on sale of premises and equipment                                    0              1,000
   Net (gain) loss on sale of securities available for sale                        16,000                  0
   Net (gain) loss on sale of securities held to maturity                               0              6,000
   Net investment amortization (accretion)                                         66,000            119,000
   Increase (decrease) in taxes payable                                           612,000            685,000
   (Increase) decrease in income receivable                                      (312,000)          (318,000)
   Increase (decrease) in accrued expenses payable                                (29,000)          (344,000)
   (Increase) decrease in other assets                                              7,000          1,917,000
   Increase (decrease) in other liabilities                                      (471,000)          (744,000)
                                                                            -------------      -------------
      Total adjustments                                                           141,000          1,448,000
                                                                            -------------      -------------
         Net cash from operating activities                                     1,447,000          2,853,000
                                                                            -------------      -------------

 Cash flows from investing activities:
   Proceeds from maturities and calls of securities held to maturity            1,461,000          3,737,000
   Proceeds from maturities and calls of securities available for sale            207,000            597,000
   Purchases of securities available for sale                                    (959,000)                 0
   Purchases of securities held to maturity                                    (9,900,000)                 0
   Proceeds from sales of securities available for sale                           337,000                  0
   Net (increase) decrease in total loans                                      (4,170,000)        (1,805,000)
   Purchases of premises and equipment                                           (536,000)          (120,000)
                                                                            -------------      -------------
         Net cash from investing activities                                   (13,560,000)         2,409,000
                                                                            -------------      -------------
                                                 (Continued)

                                                    Part I

                                        LAKELAND FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the Three Months Ended March 31, 1995 and 1994

                                                 (Unaudited)

                                                (Page 2 of 2)

                                                                                1995               1994
                                                                            -------------      -------------
 Cash flows from financing activities:
   Net increase (decrease) in total deposits                               $     (825,000)    $  (12,353,000)
   Proceeds from short-term borrowings                                        126,592,000         97,144,000
   Payments on short-term borrowings                                         (111,525,000)       (98,467,000)
   Proceeds from long-term borrowings                                                   0          8,132,000
   Dividends paid                                                                (246,000)          (201,000)
                                                                            -------------      -------------
         Net cash from financing activities                                    13,996,000         (5,745,000)
                                                                            -------------      -------------
   Net increase (decrease) in cash and cash equivalents                         1,883,000           (483,000)

 Cash and cash equivalents at beginning of the period                          24,147,000         12,869,000
                                                                            -------------      -------------
 Cash and cash equivalents at end of the period                            $   26,030,000     $   12,386,000
                                                                            =============      =============

 Cash paid during the period for:
   Interest                                                                $    4,408,000     $    3,276,000
                                                                            =============      =============
   Income taxes                                                            $      175,000     $      148,000
                                                                            =============      =============
 Loans transferred to real estate mortgages held for sale                  $            0     $            0
                                                                            =============      =============
 Loans transferred to other real estate                                    $            0     $            0
                                                                            =============      =============


 The accompanying notes are an integral part of these consolidated financial statements.

                     LAKELAND FINANCIAL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1995

                                (Unaudited)

     This report is filed for Lakeland Financial Corporation (the
Corporation) and its wholly owned subsidiary, Lake City Bank (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

     In 1993, the Financial Accounting Standards Board (FASB) issued Statements of Financial Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) and Statements of Financial Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (SFAS No. 118), which are effective for fiscal years beginning after December 15, 1994. The Corporation adopted these statements as of January 1, 1995. Under these standards, a loan is considered impaired, based upon current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based upon the fair value of the collateral. At March 31, 1995, the Bank did not have any loans classified as impaired under SFAS No. 114.

     The condensed consolidated financial statements included herein have been prepared by the Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Corporation believes that the disclosures are adequate and do not make the information presented misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's latest annual report and Form 10-K. In the opinion of management, all adjustments which are necessary for a fair statement of the results for interim periods are reflected in the quarterly statements included herein.

                                   Part 1
                       LAKELAND FINANCIAL CORPORATION
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    and
                            RESULTS OF OPERATION

                               March 31, 1995

FINANCIAL CONDITION

     The financial statements reflect the Corporation s continued growth within the Bank s traditional markets, and expansion into contiguous market areas. In the fourth quarter of 1994 the Bank opened its Elkhart East and Shipshewana offices, bringing the total number of locations, including free standing ATM s, to twenty-seven. In March, 1995, the Bank opened a new office at 712 Wayne Avenue, Middlebury, Indiana. The Bank has also received regulatory approval to open an office (Elkhart Concord) at 4202 Elkhart Road, Goshen, Indiana. It is anticipated construction of this office will be completed in the Fall of 1995.

     Total assets of the Corporation totaled $513,287,000 as of March 31, 1995. This is an increase of $16,324,000 or 3.3 percent from $496,963,000 reported at December 31, 1994. This also represented an increase of $63,333,000 or 14.1 percent over December 31, 1993 assets of $449,954,000.
Total loans were $292,124,000 at March 31, 1995. This is an increase of $4,168,000 or 1.4 percent from December 31, 1994 balances, and an increase of $31,939,000 or 12.3 percent from December 31, 1993. Total securities (including available for sale (AFS) and held to maturity (HTM)) increased $10,279,000 or 6.1 percent to $180,031,000 as of March 31, 1995, from
$169,752,000 at December 31, 1994. This total also represents a $19,328,000 increase over total securities held at December 31, 1993. Earning assets increased to $471,701,000 at March 31, 1995. This is an increase of $15,883,000 or 3.5 percent from the December 31, 1994 total of $455,818,000, and a $51,723,000 or 12.3 percent increase over the December 31, 1993 total.

     Total deposits and securities sold under agreements to repurchase (repurchase agreements) consist primarily of funds generated within the Bank's primary market area as defined by its Community Reinvestment Act
(CRA) statement. At March 31, 1995 these funds totaled $452,147,000. This represented a $13,657,000 or 3.1 percent increase from December 31, 1994, and a $52,743,000 or 13.2 percent increase over December 31, 1993. The growth has been primarily in certificates of deposit and repurchase agreements. Certificates of deposit increased $13,956,000 or 6.4 percent and $32,382,000 or 16.1 percent from the balances at December 31, 1994 and 1993 respectively. The repurchase agreement balances increased $14,482,000 or 34.7 percent and $26,860,000 from the balances at December 31, 1994 and 1993 respectively. In addition to these local funding sources, the Bank borrows modestly through the Treasury, Tax and Loan program, occasionally through federal fund lines with correspondent banks and through term advances from the Federal Home Loan Bank of Indianapolis (FHLB). Including these non-local sources, funding totaled $476,737,000 at March 31, 1995. This is a $14,242,000 or 3.1 percent increase from $462,495,000 reported at December 31, 1994, and a 14.3 percent or $59,468,000 increase from December 31, 1993.

     On an average daily basis, total earning assets increased 10.7 percent for the three month period ended March 31, 1995, as compared to similar period ended March 31, 1994. On an average daily basis, total deposits and purchased funds increased 12.0 percent for the three month period ended March 31, 1995, as compared to the three month period ended March 31, 1994.

     The Bank s AFS portfolio is managed with consideration given to factors such as the Bank's capital levels, growth prospects, asset/liability structure and liquidity needs. At March 31, 1995 the AFS portfolio constituted 34.1 percent of the total investment security portfolio. During the first three months of 1995 purchases for the HTM and AFS portfolios were $9,900,000 and $959,000 respectively. At March 31, 1995, the net after-tax unrealized loss in the AFS portfolio included in stockholders' equity was $745,000, a reduction of $910,000 from the unrealized loss included in stockholders equity at December 31, 1994. Future investment activity is difficult to predict, as it is dependent upon loan and deposit trends; but the Bank anticipates activity in both the AFS and HTM portfolios. All mortgage-backed securities are purchased in compliance with the FFIEC high risk security tests.

     As previously indicated, total loans increased $4,168,000 to $292,124,000 as of March 31, 1995, from $287,956,000 at December 31, 1994, and increased $31,939,000 from $260,185,000 at December 31, 1993. Loan growth is net of loans reclassified to other real estate. The Bank continues to experience good commercial loan demand, particularly in Elkhart and LaGrange Counties. Commercial loans at March 31, 1995 represent
1.3 percent and 22.2 percent increases from levels at December 31, 1994 and December 31, 1993, respectively. Retail loans at March 31, 1995 increased
3.5 percent from December 31, 1994, and increased 7.7 percent over December 31, 1993. Real estate loans (excluding mortgages held for sale) increased
1.7 percent from December 31, 1994, but decreased 3.5 percent from December 31, 1993, as a general slowing in real estate activity and the sale of real estate mortgages into the secondary market continue to impact this portfolio's growth.

     The Bank continues to actively serve the mortgage needs of its CRA defined market area by originating both conforming and nonconforming real estate mortgages. The Bank is experiencing slower demand for new mortgage loans and refinancings in its service area. During the first three months of 1995 the Bank originated mortgages for sale totaling $1,035,000. This program of mortgage sales continues to produce the liquidity needed to meet the mortgage needs of the markets served by the Bank, and to generate a long term servicing portfolio. As a part of the CRA commitment to making real estate financing available in all markets, the Bank continues to originate non-conforming loans which are held to maturity or prepayment.

     Loans renegotiated as troubled debt restructuring are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan. Loans renegotiated as troubled debt restructuring totaled $1,470,000 at March 31, 1995 as compared to $1,406,000 at December 31, 1994. The loans classified as troubled debt restructuring at March 31, 1995 are performing in accordance with the modified terms.

     The Indiana State legislature has enacted laws relating to a state chartered bank's legal lending limit, by adopting the basic regulations applied by the Office of the Comptroller of the Currency (OCC) to national banks. These guidelines set overall limits on lending activity, but actual bank limits are subject to Board of Director approval. Based upon these new regulations, the Bank's March 31, 1995 legal loan limit was approximately $5,602,000. The legal loan limit will continue to increase as the Bank's combined equity and allowance for loan losses continues to increase. At its January 10, 1995 meeting, the Bank's Board of Directors modestly increased the Bank's policy limit by $250,000, to $3,500,000 for any one borrower. With a relatively low administrative loan limit of $3,500,000, it appears that most of the Bank's loan portfolios consist primarily of loans to consumers and small businesses, and that the Bank's lending practices and policies support national economic policies.

     As a result of these loan and deposit trends, the Bank's average daily loans/deposits ratio amounted to 74.7 percent at March 31, 1995, an increase from 72.6 percent at year-end 1994, and 74.3 percent at March 31, 1994. The Bank's average daily loans/total deposits and repurchase agreements ratio amounted to 66.9 percent at March 31, 1995. This is a decrease from 67.3 percent at year-end 1994, and from the 68.3 percent reported at March 31, 1994.

     The Bank, through its Asset/Liability Committee (ALCO), manages interest rate risk by monitoring both its GAP position and the computer simulated earnings impact of various rate scenarios. The Bank then modifies its long term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit ALCO needs. The current long term guideline approved by the Board of Directors defines a neutral rate sensitivity ratio (GAP/Total Assets) as plus or minus 20 percent. However, the ALCO is authorized to manage this ratio outside these limits on a short term basis, as the committee's expectation of interest rates dictates. Management has estimated that as of March 31, 1995, the Bank's GAP/Total Assets ratios were (10.4) percent, (14.8) percent, and (21.4) percent for the three, six, and twelve month time periods respectively. For this analysis, savings accounts have been assumed to be immediately repriceable, and therefore are included as repriceable liabilities in each of these ratios. The December 31, 1994, three, six, and twelve month GAP ratios were (10.5) percent, (14.5) percent, and (18.2) percent respectively.

     Management supplements the GAP analysis with a computer simulation approach to manage the interest rate risk of the Bank. This computer simulation analysis measures the net interest income impact of a 300 basis point change in interest rates during the next 12 months. If the change in net interest income is less than 3 percent of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At March 31, 1995, the Bank's potential pretax exposure was well within the Bank's policy limit. This policy was last reviewed and approved by the Board of Directors in May, 1994.

     The Bank is a member of the FHLB of Indianapolis. Membership has enabled the Bank to participate in the housing programs sponsored by the FHLB, thereby enhancing the Bank's ability to offer additional programs throughout its trade area. The Bank first borrowed under this program in December, 1992. This advance was $8,000,000 payable in three years. The Bank's second advance was made on June 25, 1993. This advance was $1,300,000 to be paid June 24, 2003. The most recent borrowing was $8,132,000 in March, 1994, to be paid January 14, 1997. All borrowings are collateralized by residential real estate mortgages. Membership in the FHLB requires an equity investment in FHLB stock. The amount required is computed annually, and is based upon a formula which considers the Bank's total investment in residential real estate loans, mortgage-backed securities and any FHLB advances outstanding at year-end. This investment in FHLB stock is classified in the AFS portfolio. The Bank's current investment totals $1,724,000.

     The Federal Deposit Insurance Corporation's (FDIC) risk based capital regulations require that all banks maintain an 8.0 percent Tier II risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0 percent Tier I leverage capital ratio, a 6.0 percent Tier I risk based capital ratio and a 10.0 percent Tier II risk based capital ratio. As of March 31, 1995, the Bank's ratios were 6.3 percent,
10.2 percent and 11.4 percent respectively, excluding the SFAS No. 115 adjustment. These are comparable to the ratios of 6.3 percent, 10.1 percent and 11.3 percent reported at December 31, 1994, and ratios of 6.3 percent,
10.1 percent and 11.4 percent reported at March 31, 1994. The SFAS No. 115 equity adjustment at March 31, 1995 reduced the Tier I leverage ratio, Tier I risk based capital and Tier II risk based capital ratios to 6.1 percent,
9.9 percent and 11.2 percent. However, all ratios continue to be above "well capitalized" regardless of whether SFAS No. 115 is included or excluded from the calculation.

     The Bank was examined by the Indiana Department of Financial
Institutions (DFI) as of September 30, 1993, in November, 1993. The Bank was also examined by the FDIC as of March 31, 1994, in June, 1994.

     Total stockholders' equity increased $1,970,000 or 6.6 percent from December 31, 1994 to $31,859,000 at March 31, 1995. Net income of $1,306,000, less cash dividends paid of $246,000, and plus the change in the unrealized net loss on securities available for sale of $910,000 were responsible for this overall increase. Total stockholders' equity increased $602,000 or 2.2 percent from December 31, 1993 to $28,514,000 at March 31,
1994. Net income of $1,405,000 less cash dividends paid of $201,000 less an unrealized net loss of $602,000 on securities available for sale comprised this overall increase.



                         (Intentionally left blank)

RESULTS OF OPERATIONS

Net Interest Income

     Net interest income increased 9.9 percent or $441,000 to $4,882,000 for the three months ended March 31, 1995, from $4,441,000 reported during the three month period ended March 31, 1994.

     For the three month period ended March 31, 1995, total interest and dividend income increased $1,974,000 or 25.6 percent to $9,691,000, from $7,717,000 during the first quarter of 1994. Daily average earning assets for the first quarter of 1995 increased to $467,222,000, a 10.8 percent increase over the same period in 1994. The tax equivalent yields on average earning assets increased by 109 basis points for the three month period ended March 31, 1995 when compared to the same respective period of 1994.

     The three month tax equivalent yield comparison reflects the interest rate environment experienced during 1995 and 1994. In 1994, interest rates in general, and the prime rate in particular, increased substantially. This increase in rates during 1994 has continued during the first quarter of 1995.

     Local lending activity and demand for the Bank's deposit products have impacted the composition of earning assets and the related interest and dividend income. Total loan income amounted to $6,882,000 for the three month period ended March 31, 1995, as compared to $5,415,000 for a similar period in 1994. This is a 27.1 percent increase. Comparing average daily loan balances during the first quarter of 1995 to the same period in 1994 indicates a 9.7 percent increase in loan balances. The higher rate of growth in loan income as compared to growth in loan balances, reflects increased yields on the predominately prime rate based commercial portfolio.

     Total investment income from all security accounts amounted to $2,744,000 for the three month period ended March 31, 1995. This compares to the $2,289,000 recorded for the same period in 1994. This $455,000 increase in income reflects an increase in average daily balances of 11.1 percent. The positive impact of the growth in average daily securities was enhanced by an increase in the three month investment income tax equivalent yields in 1995, as compared to 1994, which increased 48 basis points.

     The yield on equity investments is the result of the dividend paid on the FHLB stock. The dividend rate was 5.0 percent for the first quarter of 1994. The dividend rate rose consistently during 1994 and was 7.75 percent for the first quarter of 1995.

     Income from short-term investments amounted to $65,000 for the three month period ended March 31, 1995. This compares to $13,000 for the same period in 1994. This increase is the result of higher balances being maintained in short-term instruments plus a 264 basis point increase in the average daily tax equivalent yield during the first three months of 1995, as compared to the similar period in 1994.

     Total interest expense increased $1,533,000 or 46.8 percent to $4,809,000 for the three month period ended March 31, 1995, from $3,276,000 for the three month period ended March 31, 1994. The Corporation's daily cost of funds during the three month period ended March 31, 1995 increased 99 basis points, as compared to the same period of 1994.

     The increase in the average daily cost of funds was accompanied by an increase in total deposit and purchased funds. On an average daily basis, total deposits (including demand deposits) and purchased funds increased
12.0 percent for the three month period ended March 31, 1995, as compared to the similar period ended March 31, 1994.

     The net effect of all factors affecting total interest and dividend income and total interest expense was to increase net interest income. For the three month period ended March 31, 1995, net interest income totaled $4,882,000, an increase of 9.9 percent or $441,000 over the first three months of 1994.

     The variation in net interest income reflects both local and national market conditions as well as the ALCO's efforts to manage the margin and asset growth.

Provision for Loan Losses

     It is the policy of the Bank to maintain the allowance for loan losses at a level that is deemed appropriate based upon loan loss experience, the nature of the portfolio, the growth expected for the portfolio and the evaluation of the economic outlook for the current year and subsequent years. Special consideration is given to nonperforming and nonaccrual loans as well as factors that management feels deserve recognition during the entire life of the portfolio. For several years the Bank has maintained a quarterly loan review program designed to provide reasonable assurance that the allowance is maintained at a reasonable level and that changes in the status of loans are reflected in the financial statements in a timely manner. The adherence to this policy has resulted in fluctuations in the provision for loan losses. Consequently, the increase in net interest income before provision for loan losses, discussed above, may not necessarily flow through to the net interest income after provision for loan losses. The provision amounted to $30,000 for the three month period ended March 31, 1995, as compared to $270,000 for the similar period of 1994.

     As of March 31, 1995, the allowance for loan losses totaled $4,894,000. This total included specific allocations for potential problem credits in each loan portfolio (commercial, agriculture, residential real estate, consumer and lines of credit). The current allowance of $4,894,000 represents a $28,000 increase over the December 31, 1994 balance, and an $884,000 increase over the December 31, 1993 balance. During the first three months of 1995 the provision for loan loss was $30,000, with net charge-offs of $2,000. The growth in the allowance for loan losses reflects several factors. These factors include the overall growth of the portfolio, management's estimate of the long term risk inherent in the portfolio, and the expansion into new market areas. Although peer group information is not available for a presentation of the Bank's March 31, 1995 results, the Uniform Bank Performance Report (UBPR) is available for December 31, 1994, information. This report indicates that the Bank's allowance for loan losses as a percentage of total loans was 1.7 percent at December 31, 1994. This compares to an average of 1.5 percent for all insured commercial banks having assets between $300 and $500 million. This ratio was 1.7 percent at December 31, 1994 and 1.5 at December 31, 1993. If deemed appropriate, a general reserve may be allocated to each loan portfolio. At March 31, 1995, the unallocated reserve was approximately $3,694,000. The unallocated reserves at December 31, 1994 and December 31, 1993 were $3,694,000 and $2,385,000 respectively.

     As of March 31, 1995, loans delinquent 30 days or more that were included in the accompanying financial statements as accrual loans totaled approximately $853,000. At March 31, 1995, there were no loans on nonaccrual. It is management's opinion that the $4,894,000 allowance for loan losses is adequate to cover loan losses currently anticipated to be inherent in the portfolio.

     Net interest income after provision for loan losses totaled $4,852,000 for the three month period ended March 31, 1995. This represents a 16.3 percent increase over the same period ended March 31, 1994.

Noninterest Income

     Total noninterest income decreased $322,000 or 24.0 percent to $1,017,000 for the three month period ended March 31, 1995, from $1,339,000 recorded for the three month period ended March 31, 1994.

     Trust fees, which represent basic recurring service fee income, increased $25,000 or 12.5 percent to $225,000 for the three month period ended March 31, 1995, as compared to $200,000 for the first three months of 1994. The major fee increases were in employee benefit plans and investment services fees.

     Service charges on deposit accounts increased 16.8 percent or $75,000 during the three month period ended March 31, 1995, totaling $522,000, as compared to the same period in 1994. The fees on the LCB Club account (the Bank's low cost checking account service), savings account fees and account analysis fees increased 28.3 percent, 41.3 percent and 20.3 percent respectively, during the three month period ended March 31, 1995, as compared to the same period in 1994.

     Other income (net) consists of normal recurring fee income, as well as other income that management classifies as nonrecurring. Other income (net) decreased 56.8 percent or $353,000 to $269,000 for the three month period ended March 31, 1995, as compared to the same period in 1994. Recurring components of other income increased 19.5 percent during the first three months of 1995, as compared to the first three months of 1994. The major increases were in safe deposit rent, mortgage service fees, loan insurance income and credit card fees.

     The nonrecurring components of other income decreased $393,000 or 93.7 percent as compared to the same period in 1994. In the first quarter of 1994 ORE gains amounted to $404,000. The majority of this was related to the reversal of previously established valuation reserves and accrued liquidation reserves which were originally established to reflect the estimated disposition cost of assets classified as ORE. No transactions of the same magnitude occurred in 1995 resulting in the decrease in the nonrecurring other income.

     The profits from the sale of mortgages during the three month period ended March 31, 1995 totaled $17,000, as compared to $76,000 during the same period in 1994. This decline from the prior period is a reflection of the rising rate environment which has reduced the volume of mortgages originated.

     Net investment security gains (losses) amounted to $(16,000) for the three month period ended March 31, 1995, as compared to $(6,000) for the three month period ended March 31, 1994. In the first three months of 1995 and 1994, special calls of zero coupon bonds were responsible for these small losses. Additional calls are expected in future periods. In addition, in the first three months of 1995 there were sales of municipal securities which were approaching maturity from the available for sale portfolio.

Noninterest Expense

     Noninterest expense increased $555,000 or 17.0 percent to $3,826,000 for the three month period ended March 31, 1995, as compared to the first three months of 1994.

     For the three months ended March 31, 1995, salaries and employee benefits increased to $1,965,000, a $215,000 increase or 12.3 percent as compared to the first three months of 1994. These increases reflect the new Elkhart East and Shipshewana locations, as well as normal salary increases. Full-time equivalent employees increased to 267 at March 31, 1995, from 251 at March 31, 1994.

     For the three month period ended March 31, 1995, occupancy and equipment expenses were $620,000, a $121,000 increase or 24.2 percent from the same period one year ago. This three month performance reflects the ordinary timing differences incurred with these types of expenses, as well as additional occupancy expense related to the two new locations added in 1994. These expenses are expected to continue to increase in 1995 with the opening of the Middlebury and Elkhart Concord locations.

     For the three month period ended March 31, 1995, other expenses totaled $1,241,000 as compared to $1,022,000 during the same period in 1994. This is an increase of 21.4 percent or $219,000. The addition of the two new locations in 1994 contributed to the $51,000 or 22.8 percent increase in telephone, postage, and supplies expense, a component of other expense. Another factor in the increase in other expenses was data processing fees and supplies which increased $54,000 or 32.5 percent.

Income Before Income Tax Expense

     As a result of the above factors, income before income tax expense decreased to $2,043,000 for the first three months of 1995, as compared to $2,239,000 for the same period in 1994. This is a decrease of $196,000 or
8.8 percent.

Income Tax Expense

     Income tax expense decreased to $737,000 for the first three months of 1995, as compared to $834,000 for the same period in 1994. This is a $97,000 or 11.6 percent decrease.

     The combined State franchise tax expense and the Federal income tax expense as a percent of income before income tax expense decreased to 36.1 percent during the first three months of 1995, as compared to 37.2 percent during the same period in 1994. Currently the State franchise tax rate is
8.5 percent and is a deductible expense for computing Federal income tax.

Net Income

     As a result of all factors indicated above, net income decreased to $1,306,000 for the first three months of 1995, a decrease of $99,000 or 7.0 percent from the $1,405,000 recorded over the same period in 1994. Earnings per share for the first three months of 1995 were $.91 per share as compared to $.98 per share for the first three months of 1994.

                       LAKELAND FINANCIAL CORPORATION

                                 FORM 10-Q

                               March 31, 1995


                        Part II - Other Information


        Item 4 - Submission of Matters to a Vote of Security Holders

     There were no submissions of matters to a vote by security holders during the quarter ended March 31, 1995.

                       LAKELAND FINANCIAL CORPORATION

                                 FORM 10-Q

                               March 31, 1995

                        Part II - Other Information


                         Item 5 - Other Information

     The Bank has reached an agreement for the acquisition of Gateway Bank, LaGrange, Indiana. It is anticipated the Bank will acquire approximately $9,000,000 of loans and $18,000,000 of deposits in this acquisition. The definitive agreement was signed on April 27, 1995 and the regulatory applications have been filed.

                       LAKELAND FINANCIAL CORPORATION

                                 FORM 10-Q

                               March 31, 1995

                        Part II - Other Information

                                 Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              LAKELAND FINANCIAL CORPORATION
                                      (Registrant)





Date: May 8, 1995        R. Douglas Grant
                         ------------------------------------------
                         R. Douglas Grant - President




Date: May 8, 1995        Terry M. White
                         ------------------------------------------
                         Terry M. White - Secretary/Treasurer