Form 10-Q
period 1995-06-30
LAKELAND FINANCIAL CORP
filed 1995-08-04
CIK 721994

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                            Commission File
June 30, 1995                                Number 0-11487


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

                    YES    [X]     NO      [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class                      Outstanding at June 30, 1995
Common Stock, $1 Stated Value                   1,438,496

                                          Part I

                                  Item 1 - Financial Statements

                                 LAKELAND FINANCIAL CORPORATION
                                   CONSOLIDATED BALANCE SHEET
                            As of June 30, 1995 and December 31, 1994

                                           (Unaudited)

                                          (Page 1 of 2)

                                                                   June 30,       December 31,
                                                                     1995             1994
                                                                 -------------   -------------
 ASSETS
 ------
 Cash and cash equivalents
   Cash and due from banks                                       $  26,217,000   $  21,346,000
   Short-term investments                                            1,372,000       2,801,000
                                                                 -------------   -------------
      Total cash and cash equivalents                               27,589,000      24,147,000

 Securities available for sale
   U. S. Treasury securities                                        26,863,000      25,916,000
   Mortgage-backed securities                                       34,069,000      29,987,000
   State and municipal securities                                    1,189,000         933,000
   Other debt securities                                             2,096,000       1,026,000
   Equity securities                                                 1,724,000       1,738,000
                                                                 -------------   -------------
      Total securities available for sale
      (carried at fair value at June 30, 1995
      and December 31, 1994)                                        65,941,000      59,600,000

 Securities held to maturity
   U. S. Treasury securities                                        14,657,000      14,714,000
   Mortgage-backed securities                                       86,205,000      80,815,000
   State and municipal securities                                   14,285,000      13,608,000
   Other debt securities                                             3,054,000       1,015,000
                                                                 -------------   -------------
      Total securities held to maturity
      (market value of $118,830,000 at
      June 30, 1995 and $103,723,000
      at December 31, 1994)                                        118,201,000     110,152,000

 Real estate mortgages held for sale                                   560,000         175,000

 Loans:
   Total loans                                                     306,508,000     287,956,000
   Less: Allowance for loan losses                                   4,877,000       4,866,000
                                                                 -------------   -------------
      Net loans                                                    301,631,000     283,090,000

 Land, premises and equipment, net                                  11,891,000      11,295,000
 Accrued income receivable                                           3,786,000       3,464,000
 Other assets                                                        3,706,000       5,040,000
                                                                 -------------   -------------
      Total assets                                               $ 533,305,000   $ 496,963,000
                                                                 =============   =============


                                           (Continued)

                                             Part I

                                  Item 1 - Financial Statements

                                 LAKELAND FINANCIAL CORPORATION
                                   CONSOLIDATED BALANCE SHEET
                            As of June 30, 1995 and December 31, 1994

                                           (Unaudited)

                                          (Page 2 of 2)

                                                                   June 30,       December 31,
                                                                     1995             1994
                                                                 -------------   -------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 LIABILITIES
 -----------
 Deposits:
   Noninterest bearing deposits                                  $  64,925,000   $  62,830,000
   Interest bearing deposits                                       345,208,000     333,910,000
                                                                 -------------   -------------
      Total deposits                                               410,133,000     396,740,000

 Short-term borrowings
   Federal funds purchased                                           3,075,000       4,000,000
   U.S. Treasury demand notes                                        3,932,000       2,573,000
   Securities sold under agreements
     to repurchase                                                  60,692,000      41,750,000
                                                                 -------------   -------------
      Total short-term borrowings                                   67,699,000      48,323,000

 Accrued expenses payable                                            3,160,000       3,280,000
 Other liabilities                                                   1,103,000       1,299,000
 Long-term debt                                                     17,432,000      17,432,000
                                                                 -------------   -------------
      Total liabilities                                            499,527,000     467,074,000

 Commitments, off-balance sheet risks
   and contingencies

 STOCKHOLDERS' EQUITY
 --------------------
 Common stock: $1.00 stated value,  2,750,000 shares
   authorized,  1,438,496 shares issued and outstanding
   as of June 30, 1995 and December 31, 1994                         1,438,000       1,438,000
 Additional paid-in capital                                          7,827,000       7,827,000
 Retained earnings                                                  24,442,000      22,279,000
 Unrealized net gain (loss) on securities available for sale            71,000      (1,655,000)
                                                                 -------------   -------------
      Total stockholders' equity                                    33,778,000      29,889,000

      Total liabilities and stockholders' equity                 $ 533,305,000   $ 496,963,000
                                                                 =============   =============

 The accompanying notes are an integral part of these consolidated financial statements.

                                               LAKELAND FINANCIAL CORPORATION
                                              CONSOLIDATED STATEMENT OF INCOME
                              For the Three Months and Six Months Ended June 30, 1995, and 1994

                                                         (Unaudited)

                                                        (Page 1 of 2)


                                                                    Three Months Ended                Six Months Ended
                                                                        June 30,                         June 30,
                                                                ---------------------------      -------------------------
                                                                   1995            1994             1995           1994
                                                                -----------     -----------      -----------   -----------
 INTEREST AND DIVIDEND INCOME
 ----------------------------
 Interest and fees on loans: Taxable                            $ 7,372,000     $ 5,701,000      $14,189,000   $11,044,000
                             Tax exempt                              56,000          70,000          121,000       142,000
                                                                -----------     -----------      -----------   -----------
    Total loan income                                             7,428,000       5,771,000       14,310,000    11,186,000
 Short-term investments                                              25,000          60,000           90,000        73,000

 Securities:
  U.S. Treasury and Government agency securities                    610,000         534,000        1,209,000     1,060,000
  Mortgage-backed securities                                      1,869,000       1,484,000        3,654,000     2,991,000
  Obligations of state and political subdivisions                   227,000         180,000          453,000       366,000
  Other debt securities                                              97,000          47,000          198,000        96,000
  Equity investments                                                 33,000          23,000           66,000        44,000
                                                                -----------     -----------      -----------   -----------
    Total interest and dividend income                           10,289,000       8,099,000       19,980,000    15,816,000

 INTEREST EXPENSE
 -----------------
 Interest on deposits                                             4,088,000       2,809,000        7,820,000     5,581,000
 Interest on short-term borrowings                                  894,000         412,000        1,726,000       763,000
 Interest on long-term debt                                         250,000         250,000          495,000       403,000
                                                                -----------     -----------      -----------   -----------
    Total interest expense                                        5,232,000       3,471,000       10,041,000     6,747,000
                                                                -----------     -----------      -----------   -----------
 NET INTEREST INCOME                                              5,057,000       4,628,000        9,939,000     9,069,000
 -------------------
 Provision for loan losses                                           30,000          75,000           60,000       345,000
                                                                -----------     -----------      -----------   -----------

 NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                        5,027,000       4,553,000        9,879,000     8,724,000
 -------------------------                                      -----------     -----------      -----------   -----------

 NONINTEREST INCOME
 ------------------
 Trust fees                                                         167,000         161,000          392,000       361,000
 Service charges on deposit accounts                                577,000         536,000        1,099,000       983,000
 Other income (net)                                                 283,000         296,000          552,000       918,000
 Net gains on the sale of real estate mortgages held for sale        35,000          48,000           52,000       124,000
 Net investment securities gains (losses)                            (7,000)          9,000          (23,000)        3,000
                                                                -----------     -----------      -----------   -----------
    Total noninterest income                                      1,055,000       1,050,000        2,072,000     2,389,000

 NONINTEREST EXPENSE
 -------------------
 Salaries and employee benefits                                   2,060,000       1,800,000        4,025,000     3,550,000
 Occupancy and equipment expenses                                   632,000         494,000        1,252,000       993,000
 Other expenses                                                   1,395,000       1,151,000        2,636,000     2,173,000
                                                                -----------     -----------      -----------   -----------
    Total noninterest expense                                     4,087,000       3,445,000        7,913,000     6,716,000


                                                  (Continued)

                                               LAKELAND FINANCIAL CORPORATION
                                              CONSOLIDATED STATEMENT OF INCOME
                                       For the Six Months Ended June 30, 1995 and 1994

                                                         (Unaudited)

                                                        (Page 2 of 2)


                                                                    Three Months Ended                Six Months Ended
                                                                        June 30,                         June 30,
                                                                ---------------------------      -------------------------
                                                                   1995            1994             1995           1994
                                                                -----------     -----------      -----------   -----------

 INCOME BEFORE INCOME TAX EXPENSE                                 1,995,000       2,158,000        4,038,000     4,397,000
 ----------------------------------

 Income tax expense                                                 648,000         813,000        1,385,000     1,647,000
                                                                -----------     -----------      -----------   -----------

 NET INCOME                                                     $ 1,347,000     $ 1,345,000      $ 2,653,000   $ 2,750,000
 ----------                                                     ===========     ===========      ===========   ===========

 AVERAGE COMMON SHARES OUTSTANDING                                1,438,496       1,438,496        1,438,496     1,438,496

 EARNINGS PER COMMON SHARE
 -------------------------
 Net Income                                                     $      0.93     $      0.93      $      1.84   $      1.91
                                                                ===========     ===========      ===========   ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                                                 LAKELAND FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                         For the Six Months Ended June 30, 1995 and 1994

                                                           (Unaudited)
                                                                                                 Unrealized
                                                                                               Net Gain (Loss)
                                                Common Stock                                    on Securities       Total
                                          ------------------------    Paid in      Retained       Available     Stockholders'
                                            Shares       Amount       Capital      Earnings       For Sale          Equity
                                          ----------- ------------ ------------ -------------  --------------   --------------

 Balances, January 1, 1994                  1,438,496 $  1,438,000 $  7,827,000 $  18,001,000  $      646,000   $   27,912,000

 Net income for six months
   ended June 30, 1994                                                              2,750,000                        2,750,000

 Net change in unrealized net gain (loss)
 on securities available for sale                                                                  (1,341,000)      (1,341,000)

 Cash dividends declared -
   $.28 per share                                                                    (403,000)                        (403,000)
                                          ----------- ------------ ------------ -------------  --------------   --------------
 Balances, June 30, 1994                    1,438,496 $  1,438,000 $  7,827,000 $  20,348,000  $     (695,000)  $   28,918,000
                                          =========== ============ ============ =============  ==============   ==============

 Balances, January 1, 1995                  1,438,496 $  1,438,000 $  7,827,000 $  22,279,000  $   (1,655,000)  $   29,889,000

 Net income for six months
   ended June 30, 1995                                                              2,653,000                        2,653,000

 Net change in unrealized net gain (loss)
 on securities available for sale                                                                   1,726,000        1,726,000

 Cash dividends declared -
   $.34 per share                                                                    (490,000)                        (490,000)
                                          ----------- ------------ ------------ -------------  --------------   --------------
 Balances, June 30, 1995                    1,438,496 $  1,438,000 $  7,827,000 $  24,442,000  $       71,000   $   33,778,000
                                          =========== ============ ============ =============  ==============   ==============


 The accompanying notes are an integral part of these consolidated financial statements.

                                                  Part I

                                      LAKELAND FINANCIAL CORPORATION
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              For the Six Months Ended June 30, 1995 and 1994

                                                (Unaudited)

                                               (Page 1 of 2)
                                                                               1995             1994
                                                                          -------------    -------------
 Cash flows from operating activities
   Net Income                                                             $   2,653,000    $   2,750,000
                                                                          -------------    -------------

 Adjustments to reconcile net income to net cash from operating activites

   Depreciation                                                                  560,000         552,000
   Provision for loan losses                                                      60,000         345,000
   Loans originated for sale                                                  (8,921,000)     (6,500,000)
   Write-down of other real estate owned                                               0               0
   Net (gain) loss on sale of loans                                              (52,000)       (124,000)
   Proceeds from sale of loans                                                 8,588,000       8,313,000
   Net (gain) loss on sale of premises and equipment                                   0           1,000
   Net (gain) loss on sale of securities available for sale                       13,000               0
   Net (gain) loss on calls of securities held to maturity                        10,000          (3,000)
   Net investment amortization (accretion)                                        99,000         233,000
   Increase (decrease) in income taxes payable                                   371,000        (291,000)
   Increase (decrease) in deferred taxes payable                                (202,000)        524,000
   (Increase) decrease in income receivable                                     (322,000)       (184,000)
   Increase (decrease) in accrued expenses payable                              (491,000)       (217,000)
   (Increase) decrease in other assets                                           404,000       1,993,000
   Increase (decrease) in other liabilities                                     (196,000)       (378,000)
                                                                           -------------   -------------
      Total adjustments                                                          (79,000)      4,264,000
                                                                           -------------   -------------
         Net cash from operating activities                                    2,574,000       7,014,000
                                                                           -------------   -------------
 Cash flows from investing activities
   Proceeds from maturities and calls of securities held to maturity           2,713,000       5,898,000
   Proceeds from maturities and calls of securities available for sale         3,537,000       1,015,000
   Purchases of securities available for sale                                 (7,493,000)     (1,103,000)
   Purchases of securities held to maturity                                  (10,746,000)              0
   Purchases of trading account securities                                             0               0
   Proceeds from sales of trading account securities                                   0               0
   Proceeds from sales of securities available for sale                          336,000               0
   Net (increase) decrease in total loans                                    (18,601,000)     (9,907,000)
   Proceeds from sale of premises and equipment                                   15,000          82,000
   Purchases of premises and equipment                                        (1,171,000)       (788,000)
                                                                           -------------   -------------
         Net cash from investing activities                                  (31,410,000)     (4,803,000)
                                                                           -------------   -------------

                                                (Continued)

                                                  Part I

                                      LAKELAND FINANCIAL CORPORATION
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              For the Six Months Ended June 30, 1995 and 1994

                                                (Unaudited)

                                               (Page 2 of 2)
                                                                               1995             1994
                                                                           -------------   -------------
 Cash flows from financing activities
   Net increase (decrease) in total deposits                               $  13,393,000   $  (4,402,000)
   Proceeds from short-term borrowings                                       243,765,000     203,313,000
   Payments on short-term borrowings                                        (224,390,000)   (191,298,000)
   Proceeds from long-term borrowings                                                  0       8,132,000
   Dividends paid                                                               (490,000)       (403,000)
                                                                           -------------   -------------
         Net cash from financing activities                                   32,278,000      15,342,000
                                                                           -------------   -------------
   Net increase (decrease) in cash and cash equivalents                        3,442,000      17,553,000

 Cash and cash equivalents at beginning of the period                         24,147,000      12,869,000
                                                                           -------------   -------------
 Cash and cash equivalents at end of the period                            $  27,589,000   $  30,422,000
                                                                           =============   =============
 Cash paid during the period for:
   Interest                                                                $   9,625,000   $   6,774,000
                                                                           =============   =============
   Income taxes                                                            $   1,690,000   $   1,413,000
                                                                           =============   =============
 Loans transferred to real estate mortgages held for sale                  $           0   $           0
                                                                           =============   =============
 Loans transferred to other real estate                                    $           0   $     107,000
                                                                           =============   =============


 The accompanying notes are an integral part of these consolidated financial statements.

                       LAKELAND FINANCIAL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1995

                                (Unaudited)

     This report is filed for Lakeland Financial Corporation (the
Corporation) and its wholly owned subsidiary, Lake City Bank (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

     The condensed financial statements included herein have been prepared by the Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Corporation believes that the disclosures are adequate and do not make the information presented misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's latest annual report and Form 10-K. In the opinion of management, all adjustments which are necessary for a fair statement of the results for interim periods are reflected in the quarterly statements included herein.

                                   Part 1
                       LAKELAND FINANCIAL CORPORATION
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    and
                            RESULTS OF OPERATION

                               June 30, 1995

FINANCIAL CONDITION

     The financial statements reflect the Corporation s continued growth within the Bank s traditional markets and expansion into new market areas. The Bank is acquiring Gateway Bank at 901 S. Detroit, LaGrange, Indiana. This acquisition will add approximately $19.5 million in assets, including around $9.1 million in loans, and approximately $18.5 million in deposits. The Gateway Bank will open as the LaGrange Office of Lake City Bank on July 17, 1995. The Bank has also purchased a building and property at 507 E. 9th Street, Rochester, Indiana. The appropriate regulatory applications have been filed and it is anticipated this facility will open in the Fall of 1995. Construction on the Elkhart Concord Office at 4202 Elkhart Road, Goshen, Indiana continues and this office is also scheduled to open in the Fall of 1995.

     Total assets of the Corporation totaled $533,305,000 as of June 30, 1995. This is an increase of $36,342,000 or 7.3 percent from $496,963,000 reported at December 31, 1994. Total loans were $306,508,000 at June 30, 1995. This is an increase of $18,552,000 or 6.4 percent from December 31, 1994 balance. Total securities (including available for sale (AFS) and held to maturity (HTM)) increased $14,390,000 or 8.5 percent to $184,142,000 as of June 30, 1995, from $169,752,000 at December 31, 1994. Earning assets increased to $492,582,000 at June 30, 1995. This is an increase of $31,898,000 or 6.9 percent from the December 31, 1994 total of $460,684,000.

     Total deposits and securities sold under agreements to repurchase (repurchase agreements) consist primarily of funds generated within the Bank's primary market area as defined by its Community Reinvestment Act
(CRA) statement. At June 30, 1995 these funds totaled $470,825,000. This represented a $32,335,000 or 7.4 percent increase from December 31, 1994. The growth has been primarily in certificates of deposit and repurchase agreements. Certificates of deposit increased $20,641,000 or 9.4 percent from the balance at December 31, 1994. The repurchase agreement balance increased $18,942,000 or 45.4 percent from the balance at December 31, 1994. In addition to these local funding sources, the Bank borrows modestly through the Treasury, Tax and Loan program, occasionally through federal fund lines with correspondent banks and through term advances from the Federal Home Loan Bank of Indianapolis (FHLB). Including these non-local sources, funding totaled $495,264,000 at June 30, 1995. This is a $32,769,000 or 7.1 percent increase from $462,495,000 reported at December 31, 1994.

     On an average daily basis, total earning assets increased 13.3 percent and 12.0 percent for the three month period and the six month period ended June 30, 1995 respectively, as compared to similar periods ended June 30, 1994. On an average daily basis, total deposits and purchased funds increased 13.4 percent and 12.7 percent for the three month period and six month period ended June 30, 1995, as compared to the three month period and six month period ended June 30, 1994. These increases are a result of the growth in existing Bank offices and the opening of three new offices; Elkhart East and Shipshewana in November, 1994 and Middlebury in March, 1995.

     The Bank's AFS portfolio is managed with consideration given to factors such as the Bank's capital levels, growth prospects, asset/liability structure and liquidity needs. At June 30, 1995 the AFS portfolio constituted 35.8 percent of the total investment security portfolio. During the first six months of 1995 purchases for the HTM and AFS portfolios were $10,746,000 and $7,493,000 respectively. At June 30, 1995, the net after-tax unrealized gain in the AFS portfolio included in stockholders' equity was $71,000, an increase of $1,726,000 from the unrealized loss included in stockholders equity at December 31, 1994. Future investment activity is difficult to predict, as it is dependent upon loan and deposit trends; but the Bank anticipates activity in both the AFS and HTM portfolios. All mortgage-backed securities are purchased in compliance with the FFIEC high risk security tests.

     As previously indicated, total loans increased $18,552,000 to $306,508,000 as of June 30, 1995, from $287,956,000 at December 31, 1994.
Loan growth is net of loans reclassified to other real estate. The Bank continues to experience good commercial loan demand, particularly in Elkhart and LaGrange Counties. Commercial loans at June 30, 1995 increased
6.0 percent from the level at December 31, 1994. Retail loans at June 30, 1995 increased 10.4 percent from December 31, 1994. Real estate loans (excluding mortgages held for sale) increased 3.3 percent from December 31, 1994. A general slowing in real estate activity and the sale of real estate mortgages into the secondary market continues to impact the real estate loan portfolio growth.

     The Bank continues to actively serve the mortgage needs of its CRA defined market area by originating both conforming and nonconforming real estate mortgages. The Bank is experiencing slower demand for new mortgage loans and refinancings in its service area. During the first six months of 1995 the Bank originated mortgages for sale totaling $4,043,000. This program of mortgage sales continues to produce the liquidity needed to meet the mortgage needs of the markets served by the Bank, and to generate a long term servicing portfolio. As a part of the CRA commitment to making real estate financing available in all markets, the Bank continues to originate non-conforming loans which are held to maturity or prepayment.

     Loans renegotiated as troubled debt restructuring are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan. Loans renegotiated as troubled debt restructuring totaled $1,459,000 at June 30, 1995 as compared to $1,406,000 at December 31, 1994. The loans classified as troubled debt restructuring at June 30, 1995 are performing in accordance with the modified terms.

     The Indiana State legislature has enacted laws relating to a state chartered bank's legal lending limit, by adopting the basic regulations applied by the Office of the Comptroller of the Currency (OCC) to national banks. These guidelines set overall limits on lending activity, but actual bank limits are subject to Board of Director approval. Based upon these new regulations, the Bank's June 30, 1995 legal loan limit was approximately $5,770,000. The legal loan limit will continue to increase as the Bank's combined equity and allowance for loan losses continues to increase. At its January 10, 1995 meeting, the Bank's Board of Directors modestly increased the Bank's policy limit by $250,000, to $3,500,000 for any one borrower. With a relatively low administrative loan limit of $3,500,000, it appears that most of the Bank's loan portfolios consist primarily of loans to consumers and small businesses, and that the Bank's lending practices and policies support national economic policies.

     As a result of these loan and deposit trends, the Bank's average daily loans/deposits ratio amounted to 76.0 percent at June 30, 1995, an increase from 72.6 percent at year-end 1994, and 73.2 percent at June 30, 1994. The Bank's average daily loans/total deposits and repurchase agreements ratio amounted to 67.9 percent at June 30, 1995. This is an increase from 67.3 percent at year-end 1994.

     The Bank, through its Asset/Liability Committee (ALCO), manages interest rate risk by monitoring both its GAP position and the computer simulated earnings impact of various rate scenarios. The Bank then modifies its long term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit ALCO needs. The current long term guideline approved by the Board of Directors defines a neutral rate sensitivity ratio (GAP/Total Assets) as plus or minus 20 percent. However, the ALCO is authorized to manage this ratio outside these limits on a short term basis, as the committee's expectation of interest rates dictates. Management has estimated that as of June 30, 1995, the Bank's GAP/Total Assets ratios were (10.5) percent, (15.4) percent, and (21.3) percent for the three, six, and twelve month time periods respectively. For this analysis, savings accounts have been assumed to be immediately repriceable, and therefore are included as repriceable liabilities in each of these ratios. The December 31, 1994, three, six, and twelve month GAP ratios were (10.5) percent, (14.5) percent, and (18.2) percent respectively.

     Management supplements the GAP analysis with a computer simulation approach to manage the interest rate risk of the Bank. This computer simulation analysis measures the net interest income impact of a 300 basis point change in interest rates during the next 12 months. If the change in net interest income is less than 3 percent of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At June 30, 1995, the Bank's potential pretax exposure was well within the Bank's policy limit. This policy was last reviewed and approved by the Board of Directors in May, 1995.

     The Bank is a member of the FHLB of Indianapolis. Membership has enabled the Bank to participate in the housing programs sponsored by the FHLB, thereby enhancing the Bank's ability to offer additional programs throughout its trade area. The Bank first borrowed under this program in December, 1992. This advance was $8,000,000 payable in three years. The Bank's second advance was made on June 25, 1993. This advance was $1,300,000 to be paid June 24, 2003. The most recent borrowing was $8,132,000 in March, 1994, to be paid January 14, 1997. All borrowings are collateralized by residential real estate mortgages. Membership in the FHLB requires an equity investment in FHLB stock. The amount required is computed annually, and is based upon a formula which considers the Bank's total investment in residential real estate loans, mortgage-backed securities and any FHLB advances outstanding at year-end. The Bank's current investment in FHLB stock is $1,724,000.

     The Federal Deposit Insurance Corporation's (FDIC) risk based capital regulations require that all banks maintain an 8.0 percent Tier II risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0 percent Tier I leverage capital ratio, a 6.0 percent Tier I risk based capital ratio and a 10.0 percent Tier II risk based capital ratio. As of June 30, 1995, the Bank's ratios were 6.3 percent,
10.1 percent and 11.3 percent respectively, excluding the SFAS No. 115 adjustment. These are comparable to the ratios of 6.3 percent, 10.1 percent and 11.3 percent reported at December 31, 1994, and ratios of 6.3 percent,
10.1 percent and 11.4 percent reported at June 30, 1994. With the SFAS No. 115 equity adjustment at June 30, 1995, the Tier I leverage ratio, Tier I risk based capital and Tier II risk based capital ratios were 6.3 percent,
10.1 percent and 11.4 percent. All ratios continue to be above "well capitalized" regardless of whether SFAS No. 115 is included or excluded from the calculation.

     The Bank was examined by the Indiana Department of Financial
Institutions (DFI) as of March 31, 1995. This exam began in the later part of June, 1995. The Bank was also examined by the FDIC as of March 31, 1994, in June, 1994.

     Total stockholders' equity increased $3,889,000 or 13.0 percent from December 31, 1994 to $33,778,000 at June 30, 1995. Net income of
$2,653,000, less cash dividends paid of $490,000, and plus the change in the unrealized net gain (loss) on securities available for sale of $1,726,000 comprise this overall increase.







                         (Intentionally left blank)

RESULTS OF OPERATIONS

Net Interest Income

     For the six month period ended June 30, 1995, total interest and dividend income increased $4,164,000 or 26.3 percent to $19,980,000, from $15,816,000 during the same six months of 1994. The interest and dividend income increased $2,190,000 or 27.0 percent for the three month period ended June 30, 1995, as compared to the three month period ended June 30, 1994. Daily average earning assets for the first two quarters of 1995 increased to $475,172,000, a 12.0 percent increase over the same period in 1994. For the second quarter alone, the daily average earning assets increased to $483,034,000 or 13.3 percent as compared to the daily average earning assets of the second quarter of 1994. The tax equivalent yields on average earning assets increased by 103 basis points for the six month period ended June 30, 1995 when compared to the same respective period of 1994. For the three month period ended June 30, 1995 this yield increased 96 basis points over the yield for the three month period ended June 30, 1994.

     The six month tax equivalent yield comparison reflects the interest rate environment experienced during 1995 and 1994. In 1994, interest rates in general, and the prime rate in particular, increased substantially. This increase in rates during 1994 has continued during the first quarter of 1995 and leveled-off during the second quarter of 1995.

     Local lending activity and demand for the Bank's deposit products have impacted the composition of earning assets and the related interest and dividend income. Total loan income amounted to $14,310,000 and $7,428,000 for the six month and three month periods ended June 30, 1995, as compared to $11,186,000 and 5,771,000 for the same periods in 1994. These are increases of 27.9 percent and 28.7 percent. Comparing average daily loan balances during the first two quarters of 1995 to the same period in 1994 indicates a 9.7 percent increase in loan balances. The higher rate of growth in loan income as compared to growth in loan balances, reflects increased yields on the predominately prime rate based commercial portfolio.

     Total investment income from all security accounts amounted to $5,580,000 for the six month period ended June 30, 1995 and $2,836,000 for the three month period ended June 30, 1995. This compares to the $4,557,000 and $2,268,000 recorded for the same periods in 1994. These increases in income reflect increases in average daily balances of 14.2 percent and 17.5 percent respectively. The positive impact of the growth in average daily securities was enhanced by increases in the investment income tax equivalent yields in 1995, as compared to 1994, which increased 44 and 39 basis points for the six and three month periods ended June 30.

     The yield on equity investments is the result of the dividend paid on the FHLB stock. The dividend rate was 5.0 percent for the first quarter of 1994 and 5.25 percent of the second quarter of 1994. The dividend rate rose consistently during 1994 and was 7.75 percent for the first and second quarters of 1995.

     Income from short-term investments amounted to $90,000 for the six month period ended June 30, 1995 and $25,000 for the three month period ended June 30, 1995. This compares to $73,000 and $60,000 for the same respective periods in 1994. The differences in the short-term investment income are a result of higher balances being maintained in short-term investments during the first three months of 1995 and lower balances being maintained during the second three months of 1995 as compared to the same period of 1994, plus a 211 basis point increase in the average daily tax equivalent yield during the first six months of 1995 as compared to the first six months of 1994.

     Total interest expense increased $3,294,000 or 48.8 percent to $10,041,000 for the six month period ended June 30, 1995, from $6,747,000 for the six month period ended June 30, 1994. For the three month period ended June 30, 1995, as compared to the same period of 1994, total interest expense increased $1,761,000 or 50.7 percent. The Corporation's daily cost of funds during the six month period ended June 30, 1995 increased 103 basis points, as compared to the same period of 1994. For the three month period ended June 30, 1995 versus the same period in 1994, the increase was 108 basis points.

     The increase in the average daily cost of funds was accompanied by an increase in total deposit and purchased funds. On an average daily basis, total deposits (including demand deposits) and purchased funds increased
12.7 percent for the six month period ended June 30, 1995, as compared to the similar period ended June 30, 1994. Total deposits and purchased funds increased 13.4 percent for the three month period ended June 30, 1995 when compared to the same period in 1994.

     The net effect of all factors affecting total interest and dividend income and total interest expense was to increase net interest income. For the six month period ended June 30, 1995, net interest income totaled $9,939,000, an increase of 9.6 percent or $870,000 over the first six months of 1994. For the three month period ended June 30, 1995 the increase was $429,000 or 9.3 percent when compared to the same three months in 1994.

     The variation in net interest income reflects both local and national market conditions as well as the ALCO's efforts to manage the margin and asset growth.

Provision for Loan Losses

     It is the policy of the Bank to maintain the allowance for loan losses at a level that is deemed appropriate based upon loan loss experience, the nature of the portfolio, the growth expected for the portfolio and the evaluation of the economic outlook for the current year and subsequent years. Special consideration is given to nonperforming and nonaccrual loans as well as factors that management feels deserve recognition during the entire life of the portfolio. For several years the Bank has maintained a quarterly loan review program designed to provide reasonable assurance that the allowance is maintained at a reasonable level and that changes in the status of loans are reflected in the financial statements in a timely manner. The adherence to this policy has resulted in fluctuations in the provision for loan losses. Consequently, the increase in net interest income before provision for loan losses, discussed above, may not necessarily flow through to the net interest income after provision for loan losses. The provision amounted to $60,000 and $30,000 for the six and three month periods ended June 30, 1995, as compared to $345,000 and $75,000 for the similar periods of 1994.

     As of June 30, 1995, the allowance for loan losses totaled $4,877,000. This total included specific allocations for potential problem credits in each loan portfolio (commercial, agriculture, residential real estate, consumer and lines of credit). The current allowance of $4,877,000 represents a $11,000 increase over the December 31, 1994 balance. During the first six months of 1995 the provision for loan loss was $60,000, with net charge-offs of $49,000. The growth in the allowance for loan losses reflects several factors. These factors include the overall growth of the portfolio, management's estimate of the long term risk inherent in the portfolio, and the expansion into new market areas. Although peer group information is not available for a presentation of the Bank's June 30, 1995 results, the Uniform Bank Performance Report (UBPR) is available for March 31, 1995 information. This report indicates that the Bank's allowance for loan losses as a percentage of total loans was 1.7 percent at March 31, 1995. This compares to an average of 1.7 percent for all insured commercial banks having assets between $500 million and $1 billion. This ratio for the bank was 1.7 percent at December 31, 1994. If deemed appropriate, a general reserve may be allocated to each loan portfolio. At June 30, 1995, the unallocated reserve was approximately $3,640,000. The unallocated reserves at December 31, 1994 was $3,694,000.

     As of June 30, 1995, loans delinquent 30 days or more that were included in the accompanying financial statements as accrual loans totaled approximately $696,000. At June 30, 1995, there were loans totaling $59,000 on nonaccrual. It is management's opinion that the $4,877,000 allowance for loan losses is adequate to cover loan losses currently anticipated to be inherent in the portfolio.

     Net interest income after provision for loan losses totaled $9,879,000 for the six month period ended June 30, 1995 and $5,027,000 for the three month period ended June 30, 1995. This represents increases of 13.2 percent and 10.4 percent respectively over the same periods ended June 30, 1994.

Noninterest Income

     Total noninterest income decreased $317,000 or 13.3 percent to $2,072,000 for the six month period ended June 30, 1995, from $2,389,000 recorded for the six month period ended June 30, 1994. Total noninterest income for the three month period ended June 30, 1995, was $1,055,000 which was $5,000 or .5 percent higher than the noninterest income for the three months ended June 30, 1994.

     Trust fees, which represent basic recurring service fee income, increased $31,000 or 8.6 percent to $392,000 for the six month period ended June 30, 1995, as compared to $361,000 for the first six months of 1994. For the three month period ended June 30, 1995, trust fees were $167,000, an increase of $6,000 over the fees for the same period in 1994. The major fee increases were in employee benefit plans and investment services fees.

     Service charges on deposit accounts increased 11.8 percent or $116,000 during the six month period ended June 30, 1995, totaling $1,099,000, as compared to the same period in 1994. These service charges increased $41,000 for the three month period ended June 30, 1995, over the amount recorded for the three month period ended June 30, 1994. The fees on the LCB Club account (the Bank's low cost checking account service) increased
28.8 percent during the six month period ended June 30, 1995, as compared to the same period in 1994.

     Other income (net) consists of normal recurring fee income, as well as other income that management classifies as nonrecurring. Other income (net) decreased 39.9 percent or $366,000 to $552,000 for the six month period ended June 30, 1995, as compared to the same period in 1994. It decreased $13,000 or 4.4 percent for the three months ended June 30, 1995 as compared to the same months in 1994. Recurring components of other income increased
17.2 percent during the first six months of 1995, as compared to the first six months of 1994 and increased 15.2 percent for the three months of the second quarter of 1995, as compared to the three months of the second quarter of 1994. The major increases for the first six months were in safe deposit rent, mortgage service fees, loan insurance income and credit card fees.

     The nonrecurring components of other income decreased $440,000 or 92.2 percent as compared to the same period in 1994. In the first quarter of 1994 ORE gains amounted to $404,000. The majority of this was related to the reversal of previously established valuation reserves and accrued liquidation reserves which were originally established to reflect the estimated disposition cost of assets classified as ORE. In the second quarter of 1994 there were two additional significant nonrecurring items which added $51,000 to other income. No transactions of the same magnitude occurred in 1995 resulting in the decrease in the nonrecurring other income.

     The profits from the sale of mortgages during the six month period ended June 30, 1995, totaled $52,000, as compared to $124,000 during the same period in 1994. For the second quarter of 1995 only, these profits were $35,000 as compared to $48,000 for the same period in 1994. These declines from the prior periods are a reflection of the rising rate environment which has reduced the volume of mortgages originated.

     Net investment security gains (losses) amounted to $(23,000) and $(7,000) for the six and three month periods ended June 30, 1995, as compared to $3,000 and $9,000 for the six and three month periods ended June 30, 1994. In the first six months of 1995 and 1994, special calls of zero coupon bonds were responsible for these small gains and losses. Additional calls are expected in future periods. In addition, in the first three months of 1995 there were sales of municipal securities which were approaching maturity from the available for sale portfolio.

Noninterest Expense

     Noninterest expense increased $1,197,000 or 17.8 percent to $7,913,000 for the six month period ended June 30, 1995, as compared to the first six months of 1994. Noninterest expense increased $642,000 or 18.6 percent when comparing the three months ended June 30, 1995 to the three months ended June 30, 1994.

     For the six months ended June 30, 1995, salaries and employee benefits increased to $4,025,000, a $475,000 increase or 13.4 percent as compared to the first six months of 1994. When comparing the three months ended June 30, 1995, to the same period in 1994, the increase was $260,000 or 14.4 percent. These increases reflect the additions of the Elkhart East, Shipshewana and Middlebury locations, as well as normal salary increases. Full-time equivalent employees increased to 284 at June 30, 1995, from 265 at June 30, 1994.

     For the six and three month periods ended June 30, 1995, occupancy and equipment expenses were $1,252,000 and $632,000 respectively, a $259,000 increase or 26.1 percent and $138,000 or 28.0 percent from the same periods one year ago. This performance reflects the ordinary timing differences incurred with these types of expenses, as well as additional occupancy expense related to the new locations added in 1995 and 1994. These expenses are expected to continue to increase in 1995 with the opening of the LaGrange, Elkhart Concord and Rochester locations.

     For the six month period ended June 30, 1995, other expenses totaled $2,636,000 as compared to $2,173,000 during the same period in 1994. This is an increase of 21.3 percent or $463,000. For the second quarter of 1995 as compared to the second quarter of 1994 the increase was $244,000 or 21.2 percent. The addition of the new locations in 1994 and 1995 has had an impact on noninterest expense and has resulted in increases in business development and telephone, postage, and supplies expenses. Business development expense increased $157,000 and telephone, postage, and supplies expense increased $99,000 for the six months ended June 30, 1995, as compared to the six months ended June 30, 1994. Data processing fees increased $91,000 when comparing these same periods. When comparing the three months of the second quarter of 1995 to the same months in 1994, the business development expenses increased $78,000, telephone, postage and supplies expense increased $48,000 and data processing fees increased $37,000.

Income Before Income Tax Expense

     As a result of the above factors, income before income tax expense decreased to $4,038,000 for the first six months of 1995, as compared to $4,397,000 for the same period in 1994. This is a decrease of $359,000 or
8.2 percent. For the three months ended June 30, 1995, as compared to the three months ended June 30, 1994, the decrease in income before income tax expense was $163,000 or 7.6 percent.

Income Tax Expense

     Income tax expense decreased to $1,385,000 for the first six months of 1995, as compared to $1,647,000 for the same period in 1994. This is a $262,000 or 15.9 percent decrease. Income tax expense for the second quarter of 1995 decreased $165,000 or 20.3 percent as compared to the second quarter of 1994.
     The combined State franchise tax expense and the Federal income tax expense as a percent of income before income tax expense decreased to 34.3 percent during the first six months of 1995, as compared to 37.6 percent during the same period in 1994. It decreased to 32.5 percent for the three months ended June 30, 1995, as compared to 37.7 percent for the same three months in 1994. Currently the State franchise tax rate is 8.5 percent and is a deductible expense for computing Federal income tax.

Net Income

     As a result of all factors indicated above, net income decreased to $2,653,000 for the first six months of 1995, a decrease of $97,000 or 3.5 percent from the $2,750,000 recorded over the same period in 1994. Earnings per share for the first six months of 1995 were $1.84 per share as compared to $1.91 per share for the first six months of 1994. For the three months ended June 30, 1995, net income was $1,347,000 as compared to $1,345,000 for the three months ended June 30, 1994, an increase of $2,000 or .2 percent.

                       LAKELAND FINANCIAL CORPORATION

                                 FORM 10-Q

                               June 30, 1995

                        Part II - Other Information

        Item 4 - Submission of Matters to a Vote of Security Holders

     There were no submissions of matters to a vote by security holders during the quarter ended June 30, 1995.

                       LAKELAND FINANCIAL CORPORATION

                                 FORM 10-Q

                               June 30, 1995

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



                              LAKELAND FINANCIAL CORPORATION
                                      (Registrant)




Date: August 4, 1995                R. Douglas Grant
                                    ----------------
                                    R. Douglas Grant - President




Date: August 4, 1995                Terry M. White
                                    --------------
                                    Terry M. White - Secretary/Treasurer