Form 10-Q
period 1995-09-30
LAKELAND FINANCIAL CORP
filed 1995-11-13
CIK 721994

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                            Commission File
September 30, 1995                           Number 0-11487


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


            Class                      Outstanding at September 30, 1995
Common Stock, $1 Stated Value                   1,438,496

                                          Part I

                                  Item 1 - Financial Statements

                                 LAKELAND FINANCIAL CORPORATION
                                   CONSOLIDATED BALANCE SHEET
                         As of September 30, 1995 and December 31, 1994

                                           (Unaudited)

                                          (Page 1 of 2)

                                                                 September 30,     December 31,
                                                                      1995             1994
                                                                 -------------    -------------
ASSETS
------
Cash and cash equivalents:
   Cash and due from banks                                       $  16,907,000    $  21,346,000
   Short-term investments                                              429,000        2,801,000
                                                                 -------------    -------------
      Total cash and cash equivalents                               17,336,000       24,147,000

 Securities available for sale:

   U. S. Treasury securities                                        27,710,000       25,916,000
   Mortgage-backed securities                                       37,174,000       29,987,000
   State and municipal securities                                    2,145,000          933,000
   Other debt securities                                             3,448,000        1,026,000
   Equity securities                                                 1,724,000        1,738,000
                                                                 -------------    -------------
      Total securities available for sale
      (carried at fair value at September 30, 1995
      and December 31, 1994)                                        72,201,000       59,600,000

 Securities held to maturity:
   U. S. Treasury securities                                        15,635,000       14,714,000
   Mortgage-backed securities                                       89,822,000       80,815,000
   State and municipal securities                                   17,666,000       13,608,000
   Other debt securities                                             4,107,000        1,015,000
                                                                 -------------    -------------
      Total securities held to maturity
      (fair value of $127,691,000 at
      September 30, 1995 and $103,723,000
      at December 31, 1994)                                        127,230,000      110,152,000

 Real estate mortgages held for sale                                   472,000          175,000

 Loans:
   Total loans                                                     324,356,000      287,956,000
   Less: Allowance for loan losses                                   5,650,000        4,866,000
                                                                 -------------    -------------
      Net loans                                                    318,706,000      283,090,000

 Land, premises and equipment, net                                  13,277,000       11,295,000
 Accrued income receivable                                           3,697,000        3,464,000
 Other assets                                                        3,881,000        5,040,000
                                                                 -------------    -------------
      Total assets                                               $ 556,800,000    $ 496,963,000
                                                                 =============    =============

                                           (Continued)

                                             Part I

                                  Item 1 - Financial Statements

                                 LAKELAND FINANCIAL CORPORATION
                                   CONSOLIDATED BALANCE SHEET
                         As of September 30, 1995 and December 31, 1994

                                           (Unaudited)

                                          (Page 2 of 2)

                                                                 September 30,     December 31,
                                                                      1995             1994
                                                                 -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 LIABILITIES
 -----------
 Deposits:
   Noninterest bearing deposits                                  $  65,664,000    $  62,830,000
   Interest bearing deposits                                       364,180,000      333,910,000
                                                                 -------------    -------------
      Total deposits                                               429,844,000      396,740,000

 Short-term borrowings:
   Federal funds purchased                                           3,425,000        4,000,000
   U.S. Treasury demand notes                                        3,222,000        2,573,000
   Securities sold under agreements
     to repurchase                                                  63,034,000       41,750,000
                                                                 -------------    -------------
      Total short-term borrowings                                   69,681,000       48,323,000

 Accrued expenses payable                                            3,963,000        3,280,000
 Other liabilities                                                   1,101,000        1,299,000
 Long-term debt                                                     17,432,000       17,432,000
                                                                 -------------    -------------
      Total liabilities                                            522,021,000      467,074,000

 Commitments, off-balance sheet risks
   and contingencies

 STOCKHOLDERS' EQUITY
 --------------------
 Common stock: $1.00 stated value,  2,750,000 shares
   authorized,  1,438,496 shares issued and outstanding
   as of September 30, 1995 and December 31, 1994                    1,438,000        1,438,000
 Additional paid-in capital                                          7,827,000        7,827,000
 Retained earnings                                                  25,594,000       22,279,000
 Unrealized net gain (loss) on securities available for sale           (80,000)      (1,655,000)
                                                                 -------------    -------------
      Total stockholders' equity                                    34,779,000       29,889,000

      Total liabilities and stockholders' equity                 $ 556,800,000    $ 496,963,000
                                                                 =============    =============

 The accompanying notes are an integral part of these consolidated financial statements.

                                                LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENT OF INCOME
                           For the Three Months and Nine Months Ended September 30, 1995, and 1994

                                                         (Unaudited)

                                                        (Page 1 of 2)


                                                                     Three Months Ended               Nine Months Ended
                                                                       September 30,                    September 30,
                                                                 --------------------------      ---------------------------
                                                                    1995           1994              1995           1994
                                                                 -----------    -----------      ------------   ------------
 INTEREST AND DIVIDEND INCOME
 ----------------------------
 Interest and fees on loans: Taxable                             $ 7,774,000    $ 6,084,000      $ 21,963,000   $ 17,128,000
                             Tax exempt                               68,000         70,000           189,000        212,000
                                                                 -----------    -----------      ------------   ------------
    Total loan income                                              7,842,000      6,154,000        22,152,000     17,340,000

 Short-term investments                                               71,000         52,000           161,000        125,000

 Securities:
  U.S. Treasury and Government agency securities                     677,000        597,000         1,886,000      1,657,000
  Mortgage-backed securities                                       1,967,000      1,595,000         5,621,000      4,586,000
  Obligations of state and political subdivisions                    274,000        176,000           727,000        542,000
  Other debt securities                                               96,000         48,000           294,000        144,000
  Equity investments                                                  34,000         25,000           100,000         69,000
                                                                 -----------    -----------      ------------   ------------
    Total interest and dividend income                            10,961,000      8,647,000        30,941,000     24,463,000

 INTEREST EXPENSE
 -----------------
 Interest on deposits                                              4,543,000      3,129,000        12,363,000      8,710,000
 Interest on short-term borrowings                                 1,012,000        541,000         2,738,000      1,304,000
 Interest on long-term debt                                          250,000        250,000           745,000        653,000
                                                                 -----------    -----------      ------------   ------------
    Total interest expense                                         5,805,000      3,920,000        15,846,000     10,667,000
                                                                 -----------    -----------      ------------   ------------
 NET INTEREST INCOME                                               5,156,000      4,727,000        15,095,000     13,796,000
 -------------------
 Provision for loan losses                                            30,000        270,000            90,000        615,000
                                                                 -----------    -----------      ------------   ------------
 NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                         5,126,000      4,457,000        15,005,000     13,181,000
 -------------------------                                       -----------    -----------      ------------   ------------

 NONINTEREST INCOME
 ------------------
 Trust fees                                                          192,000        149,000           584,000        510,000
 Service charges on deposit accounts                                 579,000        554,000         1,678,000      1,537,000
 Other income (net)                                                  330,000        256,000           882,000      1,174,000
 Net gains on the sale of real estate mortgages held for sale         47,000         16,000            99,000        140,000
 Net investment securities gains (losses)                             (4,000)        (6,000)          (27,000)        (3,000)
                                                                 -----------    -----------      ------------   ------------
    Total noninterest income                                       1,144,000        969,000         3,216,000      3,358,000

 NONINTEREST EXPENSE
 -------------------
 Salaries and employee benefits                                    2,181,000      1,751,000         6,206,000      5,301,000
 Occupancy and equipment expenses                                    644,000        502,000         1,896,000      1,495,000
 Other expenses                                                    1,191,000      1,197,000         3,827,000      3,370,000
                                                                 -----------    -----------      ------------   ------------
    Total noninterest expense                                      4,016,000      3,450,000        11,929,000     10,166,000

                                                         (Continued)

                                                LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENT OF INCOME
                           For the Three Months and Nine Months Ended September 30, 1995, and 1994

                                                         (Unaudited)


                                                        (Page 2 of 2)


                                                                     Three Months Ended               Nine Months Ended
                                                                       September 30,                    September 30,
                                                                 --------------------------      ---------------------------
                                                                    1995           1994              1995           1994
                                                                 -----------    -----------      ------------   ------------

 INCOME BEFORE INCOME TAX EXPENSE                                  2,254,000      1,976,000         6,292,000      6,373,000
 ----------------------------------

 Income tax expense                                                  814,000        724,000         2,199,000      2,371,000
                                                                 -----------    -----------      ------------   ------------
 NET INCOME                                                      $ 1,440,000    $ 1,252,000      $  4,093,000   $  4,002,000
 ----------                                                      ===========    ===========      ============   ============

 AVERAGE COMMON SHARES OUTSTANDING                                 1,438,496      1,438,496         1,438,496      1,438,496

 EARNINGS PER COMMON SHARE
 -------------------------

 Net Income                                                      $      1.00    $      0.87      $       2.85   $       2.78
                                                                 ===========    ===========      ============   ============

 The accompanying notes are an integral part of these consolidated financial statements.

                                                 LAKELAND FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                      For the Nine Months Ended September 30, 1995 and 1994

                                                           (Unaudited)

                                                                                                  Unrealized
                                                                                                Net Gain (Loss)
                                                Common Stock                                    on Securities        Total
                                          ------------------------    Paid in       Retained       Available      Stockholders'
                                            Shares       Amount       Capital       Earnings        For Sale         Equity
                                          ----------- ------------ ------------  ------------   --------------   --------------
 Balances, January 1, 1994                  1,438,496 $  1,438,000 $  7,827,000  $ 18,001,000   $      646,000   $   27,912,000

 Net income for nine months
   ended September 30, 1994                                                         4,002,000                         4,002,000

 Net change in unrealized net gain (loss)
 on securities available for sale                                                                   (1,543,000)      (1,543,000)

 Cash dividends declared -
   $.42 per share                                                                    (604,000)                         (604,000)
                                          ----------- ------------ ------------  ------------   --------------   --------------
 Balances, September 30, 1994               1,438,496 $  1,438,000 $  7,827,000  $ 21,399,000   $     (897,000)  $   29,767,000
                                          =========== ============ ============  ============   ==============   ==============

 Balances, January 1, 1995                  1,438,496 $  1,438,000 $  7,827,000  $ 22,279,000   $   (1,655,000)  $   29,889,000

 Net income for nine months
   ended September 30, 1995                                                         4,093,000                         4,093,000

 Net change in unrealized net gain (loss)
 on securities available for sale                                                                    1,575,000        1,575,000


 Cash dividends declared -
   $.54 per share                                                                    (778,000)                         (778,000)
                                          ----------- ------------ ------------  ------------   --------------   --------------
 Balances, September 30, 1995               1,438,496 $  1,438,000 $  7,827,000  $ 25,594,000   $      (80,000)  $   34,779,000
                                          =========== ============ ============  ============   ==============   ==============

 The accompanying notes are an integral part of these consolidated financial statements.

                                                 Part I

                                     LAKELAND FINANCIAL CORPORATION
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                          For the Nine Months Ended September 30, 1995 and 1994

                                               (Unaudited)

                                              (Page 1 of 2)


                                                                             1995             1994
                                                                        -------------    -------------
 Cash flows from operating activities
   Net Income                                                           $   4,093,000    $   4,002,000
                                                                        -------------    -------------
 Adjustments to reconcile net income to net cash
   from operating activites

   Depreciation                                                               852,000          776,000
   Provision for loan losses                                                   90,000          615,000
   Loans originated for sale                                              (18,190,000)      (8,875,000)
   Net (gain) loss on sale of loans                                           (99,000)        (140,000)
   Proceeds from sale of loans                                             17,993,000       10,375,000
   Net (gain) loss on sale of premises and equipment                                0            1,000
   Net (gain) loss on sale of securities available for sale                    13,000                0
   Net (gain) loss on calls of securities held to maturity                     14,000            3,000
   Net investment amortization (accretion)                                    146,000          361,000
   Increase (decrease) in income taxes payable                                 75,000          120,000
   Increase (decrease) in deferred taxes payable                             (382,000)          68,000
   (Increase) decrease in income receivable                                  (233,000)        (565,000)
   Increase (decrease) in accrued expenses payable                            608,000           17,000
   (Increase) decrease in other assets                                        506,000        1,386,000
   Increase (decrease) in other liabilities                                  (198,000)        (334,000)
                                                                        -------------    -------------
      Total adjustments                                                     1,195,000        3,808,000
                                                                        -------------    -------------
         Net cash from operating activities                                 5,288,000        7,810,000
                                                                        -------------    -------------
 Cash flows from investing activities
   Proceeds from maturities and calls of securities held to maturity        4,430,000        7,355,000
   Proceeds from maturities and calls of securities available for sale      4,231,000        1,218,000
   Purchases of securities available for sale                             (14,747,000)      (5,560,000)
   Purchases of securities held to maturity                               (21,493,000)     (10,634,000)
   Proceeds from sales of securities available for sale                       336,000                0
   Net (increase) decrease in total loans                                 (35,706,000)     (18,051,000)
   Proceeds from sale of premises and equipment                               249,000           83,000
   Purchases of premises and equipment                                     (3,083,000)      (1,323,000)
                                                                        -------------    -------------
         Net cash from investing activities                               (65,783,000)     (26,912,000)
                                                                        -------------    -------------

                                               (Continued)

                                                 Part I

                                     LAKELAND FINANCIAL CORPORATION
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                          For the Nine Months Ended September 30, 1995 and 1994

                                               (Unaudited)

                                              (Page 2 of 2)

                                                                             1995             1994
                                                                        -------------    -------------
 Cash flows from financing activities
   Net increase (decrease) in total deposits                            $  33,104,000    $   5,978,000
   Proceeds from short-term borrowings                                    362,850,000      298,428,000
   Payments on short-term borrowings                                     (341,492,000)    (282,192,000)
   Proceeds from long-term borrowings                                               0        8,132,000
   Dividends declared                                                        (778,000)        (604,000)
                                                                        -------------    -------------
         Net cash from financing activities                                53,684,000       29,742,000
                                                                        -------------    -------------
   Net increase (decrease) in cash and cash equivalents                    (6,811,000)      10,640,000

 Cash and cash equivalents at beginning of the period                      24,147,000       12,869,000
                                                                        -------------    -------------
 Cash and cash equivalents at end of the period                         $  17,336,000    $  23,509,000
                                                                        =============    =============
 Cash paid during the period for:
   Interest                                                             $  14,999,000    $  10,439,000
                                                                        =============    =============
   Income taxes                                                         $   2,226,000    $   2,183,000
                                                                        =============    =============
 Loans transferred to other real estate                                 $           0    $     107,000
                                                                        =============    =============

 The accompanying notes are an integral part of these consolidated financial statements.

                       LAKELAND FINANCIAL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1995

                                (Unaudited)

     This report is filed for Lakeland Financial Corporation (the
Corporation) and its wholly owned subsidiary, Lake City Bank (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

     The condensed financial statements included herein have been prepared by the Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Corporation believes that the disclosures are adequate and do not make the information presented misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's latest annual report and Form 10-K. In the opinion of management, all adjustments which are necessary for a fair statement of the results for interim periods are reflected in the quarterly statements included herein. All such adjustments are of a normal and recurring nature.

                                   Part 1
                       LAKELAND FINANCIAL CORPORATION
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    and
                            RESULTS OF OPERATION

                             September 30, 1995

FINANCIAL CONDITION

     The financial statements reflect the Corporation's continued growth within the Bank's traditional markets and expansion into new market areas. The former Gateway Bank opened as the LaGrange Office of Lake City Bank on July 17, 1995. The acquisition of Gateway Bank added approximately $19,000,000 of deposits, $9,000,000 of loans and $9,000,000 of investments to the Corporation. On September 19, 1995, the Elkhart Concord Office of Lake City Bank opened. Remodeling of a building in Rochester, Indiana continues and this office is scheduled to open in the fourth quarter of 1995. The Bank has also purchased property at 631 Professional Way, Kendallville, Indiana. The appropriate regulatory applications have been filed and it is anticipated this office will open in the Spring, 1996.

     Total assets of the Corporation totaled $556,800,000 as of September 30, 1995. This is an increase of $59,837,000 or 12.0 percent from $496,963,000 reported at December 31, 1994. Total loans were $324,356,000 at September 30, 1995. This is an increase of $36,400,000 or 12.6 percent from December 31, 1994 balance. Total securities, including available for sale (AFS) and held to maturity (HTM), increased $29,679,000 or 17.5 percent to $199,431,000 as of September 30, 1995, from $169,752,000 at
December 31, 1994. Earning assets increased to $524,688,000 at September 30, 1995. This is an increase of $64,004,000 or 13.9 percent from the December 31, 1994 total of $460,684,000.

     Total deposits and securities sold under agreements to repurchase (repurchase agreements) consist primarily of funds generated within the Bank's primary market area as defined by its Community Reinvestment Act
(CRA) statement. At September 30, 1995 these funds totaled $492,878,000. This represented a $54,388,000 or 12.4 percent increase from December 31, 1994. The growth has been primarily in certificates of deposit and repurchase agreements, partially offset by decreases in savings and transaction accounts. Certificates of deposit increased $48,566,000 or 22.1 percent from the balance at December 31, 1994. The repurchase agreement balance increased $21,284,000 or 51.0 percent from the balance at December 31, 1994. The repurchase agreement balance is a combination of fixed rate contracts and excess cash management accounts, a variable rate repurchase agreement product. In addition to these local funding sources, the Bank borrows periodically through the Treasury, Tax and Loan program, through federal fund lines with correspondent banks and through term advances from the Federal Home Loan Bank of Indianapolis (FHLB). Including these non-local sources, funding totaled $516,957,000 at September 30, 1995. This is a $54,462,000 or 11.8 percent increase from $462,495,000 reported at December 31, 1994.

     On an average daily basis, total earning assets increased 18.0 percent and 14.1 percent for the three month period and the nine month period ended September 30, 1995 respectively, as compared to similar periods ended September 30, 1994. On an average daily basis, total deposits and purchased funds increased 14.4 percent and 17.6 percent for the three month period and nine month period ended September 30, 1995, as compared to the three month period and nine month period ended September 30, 1994. These increases are a result of the growth in existing Bank offices and the opening of five new offices; Elkhart East and Shipshewana in November, 1994, Middlebury in March, 1995, LaGrange in July, 1995 and Elkhart Concord in September, 1995.

     The Bank's investment portfolio consists of U.S. Treasuries, agencies, mortgage-backed securities, municipal bonds, corporates and FHLB stock. During 1995, new investments have been primarily municipal bonds and mortgage-backed securities. At September 30, 1995, and December 31, 1994, the Bank's investment in mortgage-backed securities comprised approximately
63.7 and 65.3 percent, respectively, of the total securities and consisted mainly of CMO's and mortgage pools issued by GNMA, FNMA and FHLMC. As such, these securities are backed directly or indirectly by the Federal Government. All mortgage-backed securities purchased conform to the FFIEC high risk standards which prohibit the purchase of securities that have excessive price, prepayment, extension and original life risk characteristics. The Bank uses Bloomberg analytics to evaluate and monitor all purchases. At September 30, 1995, the mortgage-backed securities in the AFS portfolio had a two year average life, with approximately 5 to 6 percent price volatility should rates move up or down 300 basis points. The mortgage-backed securities in the HTM portfolio had a four year average life and a potential for approximately 8 percent price depreciation should rates increase 300 basis points and approximately 12 percent price appreciation should rates move down 300 basis points. As of September 30, 1995, all mortgage-backed securities continue to be in compliance with FFIEC guidelines and are performing in a manner consistent with management's original expectations.

     The Bank's AFS portfolio is managed with consideration given to factors such as the Bank's capital levels, growth prospects, asset/liability structure and liquidity needs. At September 30, 1995 the AFS portfolio constituted 36.2 percent of the total investment security portfolio. During the first nine months of 1995 purchases for the HTM and AFS portfolios were $21,493,000 and $14,747,000 respectively. At September 30, 1995, the net after-tax unrealized loss in the AFS portfolio included in stockholders' equity was $80,000, a decrease of $1,575,000 from the unrealized loss included in stockholders' equity at December 31, 1994. Future investment activity is difficult to predict, as it is dependent upon loan and deposit trends; but the Bank anticipates activity in both the AFS and HTM portfolios.

     As previously indicated, total loans increased $36,400,000 to $324,356,000 as of September 30, 1995, from $287,956,000 at December 31,
1994. Loan growth is net of loans reclassified to other real estate. The Bank continues to experience good loan demand. Commercial loans at September 30, 1995 increased 9.9 percent from the level at December 31, 1994. Retail loans at September 30, 1995 increased 15.4 percent from December 31, 1994. Real estate loans (excluding mortgages held for sale) increased 19.2 percent from December 31, 1994. The increase in the loan portfolios also reflects the loans added with the acquisition of Gateway Bank in July, 1995. The acquisition of Gateway Bank added approximately $9,000,000 of loans, or 3.1 percent of the increase from December 31, 1994 balances. The increase in commercial loans attributable to the Gateway acquisition was .7 percent. For real estate loans, the percent increase attributable to the Gateway acquisition was 14.3 percent, and for retail loans it was 1.6 percent.

     The Bank had 59.8 percent of its loans concentrated in commercial loans at September 30, 1995, and 61.3 percent at December 31, 1994. Traditionally, this type of lending may have more credit risk than other types of lending. This is attributed to the fact that individual commercial loans are generally larger than residential real estate and retail loans, and because the type of borrower and purpose of commercial loans are not as homogeneous as with residential and retail customers. The Bank manages this risk by pricing to the perceived risk of each individual credit, and by diversifying the portfolio by customer, product, industry and geography. Customer diversification is accomplished through a relatively low administrative loan limit of $3,500,000. Product diversification is accomplished by offering a wide variety of financing options. It is estimated that 98 percent of the Bank's loans are within its principal trade area, which encompasses eight counties in Indiana. Other than loans disclosed elsewhere in this filing as past-due, nonaccrual or restructured, the Bank is not aware of any loans classified for regulatory purposes at September 30, 1995 that are expected to have a material impact on the Bank's future operating results, liquidity or capital resources. The Bank is not aware of any material credits in which there is serious doubt as to the borrower's ability to comply with the loan repayment terms.

     The Bank continues to actively serve the mortgage needs of its CRA defined market area by originating both conforming and nonconforming real estate mortgages. During the first nine months of 1995, the Bank originated mortgages for sale totaling $18,190,000. This program of mortgage sales continues to produce the liquidity needed to meet the mortgage needs of the markets served by the Bank, and to generate a long-term servicing portfolio. As a part of the CRA commitment to make real estate financing available in all markets, the Bank continues to originate non-conforming loans which are held to maturity or prepayment.

     Loans renegotiated as troubled debt restructuring are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan. Loans renegotiated as troubled debt restructuring totaled $1,446,000 at September 30, 1995 as compared to $1,460,000 at December 31, 1994. The loans classified as troubled debt restructuring at September 30, 1995 are performing in accordance with the modified terms and there are no commitments to extend additional funds.

     At January 1, 1995, the Bank adopted SFAS Nos. 114 and 118,
'Accounting by Creditors for Impairment of a Loan'. As part of the loan review process, management reviews all loans classified as special mention or below, as well as other loans that might warrant application of SFAS No. 114. At September 30, 1995 no loans were considered as impaired.

     The Indiana State legislature has enacted laws relating to a state chartered bank's legal lending limit, by adopting the basic regulations applied by the Office of the Comptroller of the Currency (OCC) to national banks. These guidelines set overall limits on lending activity, but actual bank limits are subject to Board of Director approval. Based upon these new regulations, the Bank's September 30, 1995 legal loan limit was approximately $6,064,000. The legal loan limit will continue to increase as the Bank's combined equity and allowance for loan losses continues to increase. At its January 10, 1995 meeting, the Bank's Board of Directors modestly increased the Bank's policy limit by $250,000, to $3,500,000 for any one borrower. With a relatively low administrative loan limit of $3,500,000, most of the Bank's loan portfolios consist primarily of loans to consumers and small businesses, and management believes the Bank's lending practices and policies support national economic policies.

     As a result of the loan and deposit trends, the Bank's average daily loans/deposits ratio amounted to 74.3 percent at September 30, 1995, an increase from 72.6 percent at year-end 1994. The Bank's average daily loans/total deposits and repurchase agreements ratio amounted to 66.9 percent at September 30, 1995. This is a decrease from 67.3 percent at year-end 1994.

     The Bank, through its Asset/Liability Committee (ALCO), manages interest rate risk by monitoring both its GAP position and the computer simulated earnings impact of various rate scenarios. The Bank then modifies its long term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit ALCO needs. The current long term guideline approved by the Board of Directors defines a neutral rate sensitivity ratio (GAP/Total Assets) as plus or minus 20 percent. However, the ALCO is authorized to manage this ratio outside these limits on a short term basis, as the committee's expectation of interest rates dictates. Management has estimated that as of September 30, 1995, the Bank's GAP/Total Assets ratios were (3.8) percent, (9.7) percent, and (12.7) percent for the three, nine, and twelve month time periods, respectively. For this analysis, savings and demand deposit accounts have been assumed to be repriceable after five years, and therefore are not included as repriceable liabilities in these ratios. Mortgage-backed security cash flow is classified according to anticipated prepayment speeds. The December 31, 1994, three, nine, and twelve month GAP ratios were (10.5) percent, (14.5) percent, and (18.2) percent respectively.

     Management supplements the GAP analysis with a computer simulation approach to manage the interest rate risk of the Bank. This computer simulation analysis measures the net interest income impact of a 300 basis point change in interest rates during the next 12 months. If the change in net interest income is less than 3 percent of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At September 30, 1995, the Bank's potential pre-tax exposure was well within the Bank's policy limit. This policy was last reviewed and approved by the Board of Directors in May, 1995.

     The Bank is a member of the FHLB of Indianapolis. Membership has enabled the Bank to participate in the housing programs sponsored by the FHLB, thereby enhancing the Bank's ability to offer additional programs throughout its trade area. The Bank first borrowed under this program in December, 1992. This advance was $8,000,000 payable in three years. The Bank's second advance was made on June 25, 1993. This advance was $1,300,000 to be paid June 24, 2003. The last borrowing was $8,132,000 in March, 1994, to be paid January 14, 1997. All borrowings are collateralized by residential real estate mortgages. Membership in the FHLB requires an equity investment in FHLB stock. The amount required is computed annually, and is based upon a formula which considers the Bank's total investment in residential real estate loans, mortgage-backed securities and any FHLB advances outstanding at year-end. The Bank's current investment in FHLB stock is $1,724,000.

     The Federal Deposit Insurance Corporation's (FDIC) risk based capital regulations require that all banks maintain an 8.0 percent Tier II risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0 percent Tier I leverage capital ratio, a 6.0 percent Tier I risk based capital ratio and a 10.0 percent Tier II risk based capital ratio. As of September 30, 1995, the Bank's ratios were 6.2 percent, 9.9 percent and 11.2 percent, respectively, excluding the SFAS No. 115 adjustment. These are comparable to the ratios of 6.3 percent, 10.1 percent and 11.3 percent reported at December 31, 1994, and ratios of 6.3 percent, 10.1 percent and 11.4 percent reported at September 30, 1994. With the SFAS No. 115 equity adjustment at September 30, 1995, the Tier I leverage ratio, Tier I risk based capital and Tier II risk based capital ratios were 6.2 percent, 9.9 percent and 11.2 percent. All ratios continue to be above the ratios defined as "well capitalized" by the FDIC.

     The Bank was examined by the FDIC as of March 31, 1994 in June, 1994. The Bank was also examined by the Indiana Department of Financial
Institutions (DFI) as of March 31, 1995 in June, 1995. Management is not aware of any regulatory recommendations that if implemented would have a material effect on liquidity, capital or results of operations.

     Total stockholders' equity increased $4,890,000 or 16.4 percent from December 31, 1994 to $34,779,000 at September 30, 1995. Net income of $4,093,000, less cash dividends declared of $778,000, plus the change in the unrealized net gain (loss) on securities available for sale of $1,575,000 comprise this overall increase. At September 30, 1995, the change in stockholders' equity reflected an AFS adjustment that increased equity by $1,575,000, as compared to December 31, 1994.The yield on two to five year Treasury securities has declined by approximately 175 basis points during the first nine months of 1995. The Bank's investment portfolio has an average life in this range and is primarily fixed rate. With this portfolio, a positive equity adjustment normally occurs as rates decline. Management has factored this into the determination of the size of the AFS portfolio to assure that stockholders' equity is adequate under all likely rate scenarios.



                         (Intentionally left blank)

RESULTS OF OPERATIONS

Net Interest Income

     For the nine month period ended September 30, 1995, total interest and dividend income increased $6,478,000 or 26.5 percent to $30,941,000, from $24,463,000 during the same nine months of 1994. The interest and dividend income increased $2,314,000 or 26.8 percent for the three month period ended September 30, 1995, as compared to the three month period ended September 30, 1994. Daily average earning assets for the first three quarters of 1995 increased to $490,749,000, a 14.1 percent increase over the same period in 1994. For the third quarter alone, the daily average earning assets increased to $521,394,000 or 18.0 percent as compared to the daily average earning assets of the third quarter of 1994. The tax equivalent yields on average earning assets increased by 88 basis points for the nine month period ended September 30, 1995 when compared to the same period of 1994. For the three month period ended September 30, 1995, this yield increased 62 basis points over the yield for the three month period ended September 30, 1994.

     The nine month tax equivalent yield comparison reflects the interest rate environment experienced during 1995 and 1994. In 1994, interest rates in general, and the prime rate in particular, increased substantially. The increase in the tax equivalent yield when compared to prior periods will be less as the prime rate and interest rates in general have been declining.

     Local lending activity and demand for the Bank's deposit products have impacted the composition of earning assets and the related interest and dividend income. Total loan income amounted to $22,152,000 and $7,842,000 for the nine month and three month periods ended September 30, 1995, as compared to $17,340,000 and 6,154,000 for the same periods in 1994. These are increases of 27.8 percent and 27.4 percent. Comparing average daily loan balances during the first three quarters of 1995 to the same period in 1994 indicates a 13.6 percent increase in loan balances. The higher rate of growth in loan income as compared to growth in loan balances, reflects increased yields on the predominately prime rate based commercial portfolio.

     Total investment income from all security accounts amounted to $8,628,000 for the nine month period ended September 30, 1995 and $3,048,000 for the three month period ended September 30, 1995. This compares to the $6,998,000 and $2,441,000 recorded for the same periods in 1994. These increases in income reflect increases in average daily balances of 16.0 percent and 19.2 percent, respectively. The positive impact of the growth in average daily securities was enhanced by increases in the investment income tax equivalent yields in 1995, as compared to 1994, which increased 40 and 33 basis points for the nine and three month periods ended September 30.

     The yield on equity investments is the result of the dividend paid on the FHLB stock. The dividend rate was 5.0 percent for the first quarter of 1994, 5.25 percent for the second quarter of 1994, and 5.75 percent for the third quarter of 1994. The dividend rate rose consistently during 1994 and was 7.75 percent for the first and second quarters of 1995, and 8.00 percent for the third quarter of 1995.

     Income from short-term investments amounted to $161,000 for the nine month period ended September 30, 1995 and $71,000 for the three month period ended September 30, 1995. This compares to $125,000 and $52,000 for the same periods in 1994. The differences in the short-term investment income are a result of higher balances being maintained in short-term investments during the first quarter of 1995 and lower balances being maintained during the second and third quarters of 1995 as compared to the same periods of 1994, plus a 181 basis point increase in the average daily tax equivalent yield during the first nine months of 1995 as compared to the first nine months of 1994.

     Total interest expense increased $5,179,000 or 48.6 percent to $15,846,000 for the nine month period ended September 30, 1995, from $10,667,000 for the nine month period ended September 30, 1994. For the three month period ended September 30, 1995, as compared to the same period of 1994, total interest expense increased $1,885,000 or 48.1 percent. The Corporation's daily cost of funds during the nine month period ended September 30, 1995 increased 99 basis points, as compared to the same period of 1994. For the three month period ended September 30, 1995 versus the same period in 1994, the increase was 92 basis points.

     The increase in the average daily cost of funds was accompanied by an increase in total deposit and purchased funds. On an average daily basis, total deposits (including demand deposits) and purchased funds increased
14.4 percent for the nine month period ended September 30, 1995, as compared to the similar period ended September 30, 1994. Total deposits and purchased funds increased 17.6 percent for the three month period ended September 30, 1995 when compared to the same period in 1994.

     The net effect of all factors affecting total interest and dividend income and total interest expense was to increase net interest income. For the nine month period ended September 30, 1995, net interest income totaled $15,095,000, an increase of 9.4 percent or $1,299,000 over the first nine months of 1994. For the three month period ended September 30, 1995, the increase was $429,000 or 9.1 percent when compared to the same three months in 1994.

     The variation in net interest income reflects both local and national market conditions as well as the ALCO's efforts to manage the margin and asset growth.

Provision for Loan Losses

     It is the policy of the Bank to maintain the allowance for loan losses at a level that is deemed appropriate based upon loan loss experience, the nature of the portfolio, the growth expected for the portfolio and the evaluation of the economic outlook for the current year and subsequent years. Special consideration is given to nonperforming and nonaccrual loans as well as factors that management feels deserve recognition during the entire life of the portfolio. For several years, the Bank has maintained a quarterly loan review program designed to provide reasonable assurance that the allowance is maintained at an appropriate level and that changes in the status of loans are reflected in the financial statements in a timely manner. The adherence to this policy has resulted in fluctuations in the provision for loan losses. Consequently, the increase in net interest income before provision for loan losses, discussed above, may not necessarily flow through to the net interest income after provision for loan losses.

     The process of identifying credit losses that may occur based upon current circumstances is subjective. Therefore, management maintains a general allowance to cover all credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve is as follows:

     1. Management reviews the larger individual loans for unfavorable collectibility factors and assesses the requirement for specific reserves on such credits. For those loans not subject to specific reviews, management reviews previous loan loss experience to establish historical ratios and trends in charge-offs by loan category. The ratios of net charge-offs to particular types of loans enables management to establish charge-offs in future periods by loan category and thereby establish appropriate reserves for loans not specifically reviewed.

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

     Given this methodology for determining the adequacy of the loan loss reserve, the provision for loan losses was substantially lower in 1995 as compared to 1994. The provision amounted to $90,000 and $30,000 for the nine and three month periods ended September 30, 1995, as compared to $615,000 and $270,000 for the similar periods of 1994. These reductions mirror the trends in past due accruing loans (90 days or more) which have been declining steadily over the last three years and are currently at historically low levels. It also reflects the immaterial level of nonaccrual loans over the same period. These trends in non-performing loans reflect both the general economic conditions that have promoted growth and expansion in the Bank's trade area during the last several years, and a credit risk management strategy that promotes diversification.

     At September 30, 1995, 76.5 percent of the Bank's allowance for loan losses was classified as unallocated as compared to 75.9 percent classified as unallocated at December 31, 1994. To a large extent, this reflects the growth in total loans with the concentration of growth in the commercial loan portfolio. With the commercial loan growth and the expansion into new markets, management believes that it is prudent to continue to provide for loan losses, despite the fact that typically these new loans receive little specific allocation of the loan loss reserve.

     As of September 30, 1995, loans delinquent 30 days or more that were included in the accompanying financial statements as accrual loans totaled approximately $1,997,000. At September 30, 1995, there were loans totaling $428,000 on nonaccrual. At December 31, 1994, there was $2,802,000 in loans delinquent 30 days or more included as accruing loans in the financial statements and $18,000 in nonaccrual loans.

     Following is a summary of the loan loss experience for the nine months ending September 30, 1995 and the year ending December 31, 1994.

                                             September 30,   December 31,
                                                 1995           1994
                                             -------------  -------------
Amount of loans outstanding                  $ 324,356,000  $ 287,956,000
                                             -------------  -------------
Average daily loans outstanding for the
  period                                     $ 303,299,000  $ 271,391,000
                                             -------------  -------------
Allowance for loan losses at the
  beginning of the period                    $   4,866,000  $   4,010,000

Charge-offs
 Commercial                                              0         27,000
 Real estate                                             0              0
 Installment                                        81,000         93,000
 Credit card and personal lines of credit           47,000         15,000
                                             -------------  -------------
    Total charge-offs                              128,000        135,000

Recoveries
 Commercial                                         25,000        107,000
 Real estate                                             0          1,000
 Installment                                        46,000         81,000
 Credit card and personal lines of credit            5,000          7,000
                                             -------------  -------------
    Total recoveries                                76,000        196,000
                                             -------------  -------------
Net charge-offs (recoveries)                        52,000        (61,000)

Allowance related to assets acquired               746,000              0

Provision charged to expense                        90,000        795,000
                                             -------------  -------------
Allowance for loan losses at the end of
 the period                                  $   5,650,000  $   4,866,000
                                             =============  =============

Ratio of net charge-offs during the period
 to average daily loans during the period
 Commercial                                        (0.01%)        (0.03%)
 Real estate                                        0.00%          0.00%
 Installment                                        0.01%          0.01%
 Credit card and personal credit lines              0.02%          0.00%
                                             -------------  -------------
 Total                                              0.02%         (0.02%)
                                             =============  =============

     The allowance related to assets acquired was the result of the acquisition of Gateway Bank in July, 1995.

     Net interest income after provision for loan losses totaled
$15,005,000 for the nine month period ended September 30, 1995 and $5,126,000 for the three month period ended September 30, 1995. This represents increases of 13.8 percent and 15.0 percent, respectively, over the same periods ended September 30, 1994.

Noninterest Income

     Total noninterest income decreased $142,000 or 4.2 percent to $3,216,000 for the nine month period ended September 30, 1995, from $3,358,000 recorded for the nine month period ended September 30, 1994. Total noninterest income for the three month period ended September 30, 1995 was $1,144,000 which was $175,000 or 18.1 percent higher than the noninterest income for the three months ended September 30, 1994.

     Trust fees, which represent basic recurring service fee income, increased $74,000 or 14.5 percent to $584,000 for the nine month period ended September 30, 1995, as compared to $510,000 for the first nine months of 1994. For the three month period ended September 30, 1995, trust fees were $192,000, an increase of $43,000 over the fees for the same period in 1994. The major fee increases were in employee benefit plans, investment services fees and testamentary fees.

     Service charges on deposit accounts totaled $1,678,000 for the nine months ending September 30, 1995, an increase of 9.2 percent or $141,000 when compared to the same period in 1994. These service charges increased $25,000 for the three month period ended September 30, 1995, over the amount recorded for the three month period ended September 30, 1994. The fees on the LCB Club account (the Bank's low cost checking account service) increased 29.9 percent during the nine month period ended September 30, 1995, as compared to the same period in 1994.

     Other income (net) consists of normal recurring fee income, as well as other income that management considers as nonrecurring. Other income (net) decreased 24.9 percent or $292,000 to $882,000 for the nine month period ended September 30, 1995, as compared to the same period in 1994. It increased $74,000 or 28.9 percent for the three months ended September 30, 1995, as compared to the same period in 1994. Recurring components of other income increased 17.1 percent during the first nine months of 1995, as compared to the first nine months of 1994 and increased 16.8 percent for the third quarter of 1995, as compared to the third quarter of 1994. The major increases for the first nine months were in safe deposit rent, mortgage service fees, loan insurance income and credit card fees.

     The nonrecurring components of other income decreased $406,000 or 82.0 percent as compared to the same period in 1994. In the first quarter of 1994 ORE gains amounted to $404,000. The majority of this was related to the reversal of previously established valuation reserves and accrued liquidation reserves which were established to reflect the estimated disposition cost of assets classified as ORE. No transactions of the same magnitude occurred in 1995 resulting in the decrease in the nonrecurring other income.

     The profits from the sale of mortgages during the nine month period ended September 30, 1995 totaled $99,000, as compared to $140,000 during the same period in 1994. For the third quarter of 1995 only, these profits were $47,000 as compared to $16,000 for the same period in 1994.

     Net investment security gains (losses) amounted to $(27,000) and $(4,000) for the nine and three month periods ended September 30, 1995, as compared to $(3,000) and $(6,000) for the nine and three month periods ended September 30, 1994. In the first nine months of 1995 and 1994, special calls of zero coupon bonds were responsible for these small gains and losses. Additional calls are expected in future periods. Also, in the first three months of 1995 there were sales of municipal securities which were approaching maturity from the available for sale portfolio.

Noninterest Expense

     Noninterest expense increased $1,763,000 or 17.3 percent to $11,929,000 for the nine month period ended September 30, 1995, as compared to the first nine months of 1994. Noninterest expense increased $566,000 or
16.4 percent when comparing the three months ended September 30, 1995 to the three months ended September 30, 1994.

     For the nine months ended September 30, 1995, salaries and employee benefits increased to $6,206,000, a $905,000 increase or 17.1 percent as compared to the first nine months of 1994. When comparing the three months ended September 30, 1995, to the same period in 1994, the increase was $430,000 or 24.6 percent. These increases reflect the additions of the Elkhart East, Shipshewana, Middlebury, LaGrange and Elkhart Concord locations, as well as normal salary increases. Full-time equivalent employees increased to 294 at September 30, 1995, from 272 at September 30, 1994.

     For the nine and three month periods ended September 30, 1995, occupancy and equipment expenses were $1,896,000 and $644,000 respectively, a $401,000 increase or 26.8 percent and $142,000 or 28.3 percent from the same periods one year ago. This increase reflects the additional occupancy expense related to the new locations added in 1995 and 1994, and imaging technology equipment added during 1995. These expenses are expected to continue to increase in 1995 and 1996 with the openings of the Rochester and Kendallville locations and further enhancements of technological equipment.

     For the nine month period ended September 30, 1995, other expenses totaled $3,827,000 as compared to $3,370,000 during the same period in 1994. This is an increase of 13.6 percent or $457,000. For the third quarter of 1995 as compared to the third quarter of 1994 there was a decrease of $6,000 or .5 percent. The addition of the new locations in 1994 and 1995 has had an impact on noninterest expense and has resulted in increases in business development and telephone, postage, and supplies expenses. Business development expense increased $196,000 and telephone, postage, and supplies expense increased $167,000 for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994. Data processing fees increased $107,000 when comparing these same periods. When comparing the three months of the third quarter of 1995 to the same period in 1994, the business development expenses increased $40,000, telephone, postage and supplies expense increased $68,000 and data processing fees increased $15,000. Professional and regulatory fees decreased $55,000 and $142,000 for the nine and three month periods ended September 30, 1995 as compared to the same periods in 1994. The significant factor in these decreases was the retroactive reduction in the rate for the FDIC fees and the related refund of previously paid FDIC assessment fees. This rate reduction should continue to have a favorable impact in future periods.

Income Before Income Tax Expense

     As a result of the above factors, income before income tax expense decreased to $6,292,000 for the first nine months of 1995, as compared to $6,373,000 for the same period in 1994. This is a decrease of $81,000 or
1.3 percent. For the three months ended September 30, 1995, as compared to the three months ended September 30, 1994, there was an increase in income before income tax expense of $278,000 or 14.1 percent.

Income Tax Expense

     Income tax expense decreased to $2,199,000 for the first nine months of 1995, as compared to $2,371,000 for the same period in 1994. This is a $172,000 or 7.3 percent decrease. Income tax expense for the third quarter of 1995 increased $90,000 or 12.4 percent as compared to the third quarter of 1994.

     The combined State franchise tax expense and the Federal income tax expense as a percent of income before income tax expense decreased to 34.9 percent during the first nine months of 1995, as compared to 37.2 percent during the same period in 1994. It decreased to 36.1 percent for the three months ended September 30, 1995, as compared to 36.6 percent for the same three months in 1994. Currently the State franchise tax rate is 8.5 percent and is a deductible expense for computing Federal income tax.

Net Income

     As a result of all factors indicated above, net income increased to $4,093,000 for the first nine months of 1995, an increase of $91,000 or 2.3 percent from the $4,002,000 recorded over the same period in 1994. Earnings per share for the first nine months of 1995 were $2.85 per share as compared to $2.78 per share for the first nine months of 1994. For the three months ended September 30, 1995, net income was $1,440,000 as compared to $1,252,000 for the three months ended September 30, 1994, an increase of $188,000 or 15.0 percent.

                       LAKELAND FINANCIAL CORPORATION

                                 FORM 10-Q

                             September 30, 1995

                        Part II - Other Information

        Item 4 - Submission of Matters to a Vote of Security Holders

     There were no submissions of matters to a vote by security holders during the quarter ended September 30, 1995.

                       LAKELAND FINANCIAL CORPORATION

                                 FORM 10-Q

                             September 30, 1995

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



                              LAKELAND FINANCIAL CORPORATION
                                      (Registrant)




Date: November 10, 1995       R. Douglas Grant
                              R. Douglas Grant - President




Date: November 10, 1995       Terry M. White
                              Terry M. White - Secretary/Treasurer