Form 10-K
period 1995-12-31
LAKELAND FINANCIAL CORP
filed 1996-03-14
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended December 31, 1995
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from _____________ to ____________

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

                                    COMMON
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]
     Aggregate market value of the voting stock held by non-affiliates of the registrant, computed solely for the purposes of this requirement on the basis of the book value at February 29, 1996, and assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates": $35,131,538.
     Number of shares of common stock outstanding at February 29, 1996:
1,448,496.
                            Cover page 1 of 2 pages

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference in the Part of 10-K indicated:

             Part                                  Document

         I, II & IV           Lakeland Financial Corporation's Annual Report to
                              Shareholders for year ended December 31, 1995, parts of which are incorporated into Parts I, II and IV of this Form 10-K.


            III Proxy statement mailed to Shareholders on March 11, 1996, which is incorporated into Part III of this Form 10-K.


























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

     The Bank's main banking office is located at 202 East Center Street, Warsaw, Indiana. As of December 31, 1995, the Bank had nine branch offices and one drive-up facility in Kosciusko County, seven branch offices in Elkhart County, three branch offices in Noble County, three branch offices in Wabash County, two branch offices in LaGrange County, two branch offices in Marshall County, one branch office in Whitley County and two branch offices and one drive-up facility in Fulton County. The Bank's operations center is located at 113 East Market Street, Warsaw, Indiana.

     SUPERVISION AND REGULATION. The Registrant is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHC Act"). As a bank holding company, the registrant is required to file with the Federal Reserve Board (the "FRB") annual reports and such additional information as the FRB may require. The FRB may also make an examination or inspection of the Registrant.

     The BHC Act prohibits a bank holding company from engaging in, or acquiring direct or indirect control of more than five percent of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities deemed by the FRB to be "closely related to banking". Under current regulations, bank holding companies and their subsidiaries may engage in such bank related business ventures as consumer finance, equipment leasing, computer service bureau and software operations and mortgage banking.

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

     The Bank's service area is described as all of Kosciusko, Elkhart, and Wabash Counties and portions of St. Joseph, Marshall, Fulton, Miami, Huntington, Whitley, Noble, and LaGrange Counties. Within this area the Bank competes with 22 other banks, 7 of which are larger than the Bank. Of the 15 which are smaller than the Bank, 2 are members of Bank Holding Companies which are larger than the Registrant. Eight of these institutions have home offices outside the Bank's defined business area but operate branches within this area.

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

     In addition to the banks within its service area, the Bank competes with other major banks for the large commercial deposit and loan accounts. The Bank is presently subject to an aggregate maximum loan limit to any single account in the amount of $6,232,000 pursuant to Indiana law. This maximum prohibits the Bank from providing a full range of banking services to those businesses or personal accounts whose borrowing periodically exceed this amount. In order to retain at least a portion of the bank business of these large borrowers, the Bank maintains correspondent relationships with: Norwest Bank, Indiana, N.A., Fort Wayne, Indiana; NBD, N.A., Indianapolis, Indiana; Northern Trust Company, Chicago, Illinois; Bank One, N.A., Indianapolis, Indiana; and Mellon Bank, N.A., Pittsburgh, Pennsylvania. The Bank also participates with local and other banks in the placement of large borrowings in excess of its lending limit. The Bank is also a member of the Federal Home Loan Bank of Indianapolis in order to broaden its mortgage lending and investment activities and to provide additional funds, if necessary, to support these activities.

FOREIGN OPERATIONS

     The Bank has no investments with any foreign entity other than a nominal demand deposit account which is maintained with a Canadian bank in order to facilitate the clearing of checks drawn on banks located in that country. There are no foreign loans.

EMPLOYEES

     At December 31, 1995, the Registrant, including its subsidiary corporation, had approximately 292 full time equivalent employees. Benefit programs include a pension plan, 401(k) plan, group medical insurance, group life insurance and paid vacations. The bank is not a party to any collective bargaining agreement, and employee relations are considered good.

INDUSTRY SEGMENTS

     The Registrant and the Bank are engaged in a single industry and perform a single service -- commercial banking. On the pages that follow are tables which set forth selected statistical information relative to the business of the Registrant.



                          (Intentionally Left Blank)

                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                             INTEREST RATES AND INTEREST DIFFERENTIAL
                                                     (in thousands of dollars)

                                                                      1995                                   1994
                                                      ------------------------------------   -------------------------------------
                                                        Average     Interest                  Average      Interest
                                                        Balance      Income       Yield*      Balance       Income        Yield*
                                                      -----------  -----------  -----------  -----------  -----------  -----------
ASSETS

Earning assets:
     Trading account investments                      $         0  $         0         0.00% $         0  $         0         0.00%

     Loans:
          Taxable **                                      305,806       29,859         9.76      267,604       23,658         8.84
          Tax Exempt *                                      3,435          389        11.32        3,787          413        10.91

     Investments:
          Taxable                                         170,788       10,723         6.28      149,049        8,842         5.93
          Tax Exempt *                                     16,724        1,572         9.40       11,436        1,102         9.64

     Short-term investment                                  3,293          192         5.83        3,551          152         4.28

     Interest bearing deposits                                108           10         9.26           98            3         3.06
                                                      -----------  -----------  -----------  -----------  -----------  -----------
Total Earning Assets                                  $   500,154  $    42,745         8.55% $   435,525  $    34,170         7.85%
                                                                                ===========                            ===========
Nonearning assets:
     Cash and due from banks                               20,725            0                    18,164            0

     Premises and equipment                                12,386            0                    10,104            0

     Other assets                                           7,668            0                     7,508            0

     Less: allowance for loan losses                       (5,238)           0                    (4,417)           0
                                                      -----------  -----------               -----------  -----------
Total assets                                          $   535,695  $    42,745               $   466,884  $    34,170
                                                      ===========  ===========               ===========  ===========

     Tax exempt income converted to fully taxable equivalent basis at a 34 percent tax rate for 1995 and 1994. Tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983, includes TEFRA adjustment applicable to nondeductible interest expenses. Nonaccrual loans are included in the above analysis as earning assets - loans.

     **Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 1995, and 1994, are included as taxable loan interest income.

                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (cont.)
                                                     (in thousands of dollars)

                                                                  1994                                      1993
                                                 --------------------------------------    --------------------------------------
                                                   Average      Interest                     Average      Interest
                                                   Balance       Income        Yield*        Balance       Income         Yield*
                                                 -----------   -----------   ----------    -----------  -----------    ----------
ASSETS
Earning assets:
     Trading account investments                 $         0   $         0         0.00%   $        72  $         2          3.31%

     Loans:
          Taxable **                                 267,604        23,658         8.84        235,352       19,946          8.47
          Tax Exempt *                                 3,787           413        10.91          5,114          529         10.34

     Investments:
          Taxable                                    149,049         8,842         5.93        100,507        6,459          6.43
          Tax Exempt *                                11,436         1,102                    9.610.26        9,463           971

     Short-term investment                             3,551           152         4.28          3,111           93          2.99

     Interest bearing deposits                            98             3         3.06          3,116           92          2.95
                                                 -----------   -----------   ----------    -----------  -----------    ----------
Total earning assets                             $   435,525   $    34,170         7.85%   $   356,735  $    28,092          7.87%
                                                                             ==========                                ==========
Nonearning assets:
     Cash and due from banks                          18,164             0                      12,505            0

     Premises and equipment                           10,104             0                       8,119            0

     Other assets                                      7,508             0                       8,308            0

     Less: allowance for loan losses                  (4,417)            0                      (3,419)           0
                                                 -----------   -----------                 -----------  -----------
Total assets                                     $   466,884   $    34,170                 $   382,248  $    28,092
                                                 ===========   ===========                 ===========  ===========

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

                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (cont.)
                                                     (in thousands of dollars)


                                                                       1995                                   1994
                                                      -------------------------------------  -------------------------------------
                                                         Average     Interest                  Average      Interest
                                                         Balance     Expense         Rate      Balance      Expense         Rate
                                                      -----------  -----------  -----------  -----------  -----------  -----------
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities
     Savings deposits                                 $    46,123  $     1,069         2.32% $    55,855  $     1,517         2.72%

     Interest bearing checking accounts                    55,355        1,333         2.41       58,945        1,394         2.36

     Time deposits
          In denominations under $100,000                 177,992       10,035         5.64      148,251        6,837         4.61
          In denominations over $100,000                   73,449        4,410         6.00       54,389        2,360         4.34

     Miscellaneous short-term borrowings                   66,610        3,803         5.71       47,220        1,879         3.98

     Long-term borrowings                                  17,432          992         5.69       15,806          900         5.69

     Capital notes                                              0            0         0.00            0            0         0.00
                                                      -----------  -----------  -----------  -----------  -----------  -----------
Total interest bearing liabilities                    $   436,961  $    21,642         4.95% $   380,466  $    14,887         3.91%
                                                                                ===========                            ===========
Non-interest bearing liabilities
  and stockholders' equity
     Demand deposits                                       60,753            0                    52,893            0

     Other liabilities                                      4,897            0                     4,606            0

     Stockholders' equity                                  33,084            0                    28,919            0
                                                      -----------  -----------               -----------  -----------
Total liabilities and stock-
  holders' equity                                     $   535,695  $    21,642         4.04% $   466,884  $    14,887         3.19%
                                                      ===========  ===========  ===========  ===========  ===========  ===========

Net interest differential - yield on average
  daily earning assets                                             $    21,103         4.22%              $    19,283         4.43%
                                                                   ===========  ===========               ===========  ===========


                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (cont.)
                                                     (in thousands of dollars)


                                                                       1994                                   1993
                                                      -------------------------------------  -------------------------------------
                                                        Average      Interest                  Average      Interest
                                                        Balance      Expense         Rate      Balance      Expense         Rate
                                                      -----------  -----------  -----------  -----------  -----------  -----------
LIABILITIES AND STOCK-
HOLDERS' EQUITY

Interest bearing liabilities
     Savings deposits                                 $    55,855  $     1,517         2.72% $    38,263  $     1,059         2.77%

     Interest bearing checking accounts                    58,945        1,394         2.36       54,197        1,380         2.55

     Time deposits
          In denominations under $100,000                 148,251        6,837         4.61      128,520        6,074         4.73
           In denominations over $100,000                  54,389        2,360         4.34       42,458        1,588         3.74

     Miscellaneous short-term borrowings                   47,220        1,879         3.98       42,919        1,428         3.33

     Long-term borrowings                                  15,806          900         5.69        8,677          493         5.68

     Capital notes                                              0            0         0.00            0            0         0.00
                                                      -----------  -----------  -----------  -----------  -----------  -----------
Total interest bearing liabilities                    $   380,466  $    14,887         3.91% $   315,034  $    12,022         3.82%
                                                                                ===========                            ===========
Non-interest bearing liabilities
  and stockholders' equity
     Demand deposits                                       52,893            0                    37,709            0

     Other liabilities                                      4,606            0                     3,847            0

     Stockholders' equity                                  28,919            0                    25,658            0
                                                      -----------  -----------               -----------  -----------
Total liabilities and stock-
  holders' equity                                     $   466,884  $    14,887         3.19% $   382,248  $    12,022        3.15%
                                                      ===========  ===========  ===========  ===========  ===========  ==========

Net interest differential - yield on
  average daily earning assets                                     $    19,283         4.43%              $    16,070        4.50%
                                                                   ===========  ===========               ===========  ==========

                                           ANALYSIS OF CHANGES IN INTEREST DIFFERENTIALS
                                                 (Fully Taxable Equivalent Basis)
                                                     (in thousands of dollars)

                                                      YEAR ENDED DECEMBER 31,

                                                             1995 Over (under) 1994(1)              1994 Over (under) 1993(1)
                                                      -------------------------------------  -------------------------------------
                                                         Volume        Rate        Total        Volume        Rate        Total
                                                      -----------  -----------  -----------  -----------  -----------  -----------
INTEREST AND LOAN FEE INCOME(2)
    Loans:
         Taxable                                      $     3,581  $     2,620  $     6,201  $     2,823  $       889  $     3,712
         Tax exempt                                           (39)          15          (24)        (143)          27         (116)
    Investments:
         Taxable                                            1,344          537        1,881        2,912         (529)       2,383
         Tax exempt                                           496          (26)         470          193          (61)         132

    Trading account investments                                 0            0            0           (1)          (1)          (2)

    Short-term investment                                     (12)          52           40           14           45           59

    Interest bearing deposits                                   0            7            7         (100)          10          (90)
                                                      -----------  -----------  -----------  -----------  -----------  -----------
Total interest income                                       5,370        3,205        8,575        5,698          380        6,078
                                                      -----------  -----------  -----------  -----------  -----------  -----------

INTEREST EXPENSE
   Savings deposits                                          (243)        (205)        (448)         478          (20)         458
   Interest bearing checking accounts                         (86)          25          (61)         116         (102)          14
   Time deposits
    In denominations under $100,000                         1,517        1,681        3,198          914         (150)         764
    In denominations over $100,000                            979        1,071        2,050          492          280          772

  Miscellaneous short-term borrowings                         935          989        1,924          152          298          450

  Long-term borrowings                                         93           (1)          92          406            1          407
                                                      -----------  -----------  -----------  -----------  -----------  -----------
Total interest expense                                      3,195        3,560        6,755        2,558          307        2,865
                                                      -----------  -----------  -----------  -----------  -----------  -----------
INCREASE (DECREASE) IN
  INTEREST DIFFERENTIALS                              $     2,175  $      (355) $     1,820  $     3,140  $        73  $     3,213
                                                      ===========  ===========  ===========  ===========  ===========  ===========


(1)  The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 1995, 1994 and 1993. The changes in volume represent "changes in volume times the old rate". The changes in rate represent "changes in rate times old volume". The change in rate/volume were also calculated by "change in rate times change in volume" and allocated consistently based upon the relative absolute values of the changes in volume and changes in rate.
(2)  Tax exempt income converted to fully taxable equivalent basis at a 34 percent tax rate for 1995, 1994 and 1993. Tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983, includes TEFRA adjustment applicable to nondeductible interest expense.

                                                      ANALYSIS OF SECURITIES
                                                     (in thousands of dollars)

            The amortized cost and the fair value of securities as of December 31, 1995, 1994 and 1993 are as follows:

                                                                 1995                      1994                      1993
                                                      ------------------------  ------------------------  ------------------------
                                                       Amortized      Fair        Amortized     Fair        Amortized     Fair
                                                          Cost        Value         Cost        Value         Cost        Value
                                                      -----------  -----------  -----------  -----------  -----------  -----------
Securities available-for-sale:
U.S. Treasury securities                              $    27,549  $    27,844  $    26,960  $    25,916  $    29,701  $    30,446
Government agencies and corporations                        2,150        2,191        1,000        1,000            0            0
Mortgage-backed securities                                 48,302       48,843       30,734       28,987       26,798       26,810
Obligations of state and political
     subdivisions                                           2,076        2,176          887          933          882          975
Other securities                                              999        1,066          999        1,026          999        1,128
                                                      -----------  -----------  -----------  -----------  -----------  -----------
     Total debt securities available-for-sale              81,076       82,120       60,580       57,862       58,380       59,359
                                                      ===========  ===========  ===========  ===========  ===========  ===========

Securities held-to-maturity:
U.S. Treasury securities                              $    13,611  $    13,576  $    14,714  $    13,876  $    10,544  $    10,559
Government agencies and corporations                        2,898        3,033        2,034        2,037           99           99
Mortgage-backed securities                                 77,319       77,471       78,781       73,673       77,085       77,067
Obligations of state and political
     subdivisions                                          19,047       20,077       13,608       13,061       10,825       11,457
Other securities                                            1,013        1,171        1,015        1,076        1,017        1,195
                                                      -----------  -----------  -----------  -----------  -----------  -----------
     Total debt securities held-to-maturity               113,888      115,328      110,152      103,723       99,570      100,377

Equity securities                                               0            0            0            0            0            0
                                                      -----------  -----------  -----------  -----------  -----------  -----------
     Total securities held to maturity                $   113,888  $   115,328  $   110,152  $   103,723  $    99,570  $   100,377
                                                      ===========  ===========  ===========  ===========  ===========  ===========

                                                  ANALYSIS OF SECURITIES (cont.)
                                                   (Fully Tax Equivalent Basis)
                                                     (in thousands of dollars)

     The maturity distribution (2) and weighted average yields (1) for debt securities portfolio at December 31, 1995, are as follows:


                                                                                          After One      After Five
                                                                               Within        Year          Years         Over
                                                                                One       Within Five    Within Ten       Ten
                                                                                Year         Years         Years         Years
                                                                            -----------   -----------   -----------   -----------
Securities available-for-sale:

U.S. Treasury securities
  Book value                                                                        100        27,449             0             0
  Yield                                                                            6.56          5.97

Government agencies and corporations
  Book value                                                                      1,000         1,050           100             0
  Yield                                                                            7.70          7.91          9.02

Mortgage-backed securities
  Book value                                                                          0         5,327        20,577        22,398
  Yield                                                                                          7.11          6.34          6.51

Obligations of state and political
     subdivisions
  Book value                                                                          0           591             0         1,485
  Yield                                                                                         11.55                        8.57

Other debt securities
  Book value                                                                          0           999             0             0
  Yield                                                                                          9.34
                                                                            -----------   -----------   -----------   -----------
Total debt securities available-for-sale:
  Book value                                                                      1,100        35,416        20,677        23,883
  Yield                                                                            7.60          6.39          6.35          6.64
                                                                            ===========   ===========   ===========   ===========
Securities held-to-maturity:

U.S. Treasury securities
  Book value                                                                      2,549        11,062             0             0
  Yield                                                                            4.39          5.28

Government agencies and corporations
  Book value                                                                          0         2,598           300             0
  Yield                                                                                          7.52          6.42

Mortgage-backed securities
  Book value                                                                          0        15,050        39,028        23,241
  Yield                                                                                          6.81          6.21          5.67

Obligations of state and political
     subdivisions
  Book value                                                                          7           586           758        17,696
  Yield                                                                            4.27          9.92         10.53          9.12

Other debt securities
  Book value                                                                          0         1,013             0             0
  Yield                                                                                          9.73
                                                                            -----------   -----------   -----------   -----------
Total debt securities held-to-maturity:
  Book value                                                                      2,556        30,309        40,086        40,937
  Yield                                                                            4.38          6.47          6.30          7.16
                                                                            ===========   ===========   ===========   ===========

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

                                                    ANALYSIS OF LOAN PORTFOLIO
                                                   Analysis of Loans Outstanding
                                                     (in thousands of dollars)

     The Registrant segregates its loan portfolio into four basic segments: commercial (including agri-business and agricultural loans), real estate mortgages, installment and credit cards (including personal line of credit loans). The loan portfolio as of
December 31, 1995, 1994, 1993, 1992, and 1991 is as follows:

                                                                   1995          1994          1993          1992          1991
                                                               -----------   -----------   -----------   -----------   -----------
Commercial loans:
  Taxable                                                      $   192,359   $   173,325   $   144,274   $   128,268   $    97,510
  Tax exempt                                                         3,636         3,207         4,501         5,594         6,521

Total commercial loans                                             195,995       176,532       148,775       133,862       104,031

Real estate mortgage loans                                          55,948        47,296        49,816        50,413        50,697

Installment loans                                                   58,175        48,228        46,914        36,111        33,312

Credit card and line of credit loans                                17,499        15,900        14,680        13,816        11,986
                                                               -----------   -----------   -----------   -----------   -----------
  Total loans                                                      327,617       287,956       260,185       234,202       200,026

Less allowance for loan losses                                       5,472         4,866         4,010         3,095         2,612
                                                               -----------   -----------   -----------   -----------   -----------
  Net loans                                                    $   322,145   $   283,090   $   256,175   $   231,107   $   197,414
                                                               ===========   ===========   ===========   ===========   ===========

     The real estate mortgage loan portfolio includes construction loans totaling $1,224, $426, $223, $1,164, and $885 as of
December 31, 1995, 1994, 1993, 1992 and 1991, respectively. The above loan classifications are based on the nature of the loans as of the loan origination date, and are independent as to the use of the funds by the borrower. There are no foreign loans included in the above analysis.

                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                               Analysis of Loans Outstanding (cont.)
                                                     (in thousands of dollars)

     Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon scheduled maturity of each principal payment. The following table indicated the rate sensitivity of the loan portfolio as of December 31, 1995. The table includes the real estate loans held-for-sale and assumes these loans will not be sold during the various time horizons.


                                                                                              Credit
                                                                                               Card
                                                                      Real                   and Line
                                                      Commercial     Estate    Installment   of Credit      Total       Percent
                                                     -----------  -----------  -----------  -----------  -----------  -----------
Immediately adjustable interest rates
     or original maturity of one day                 $   155,694  $     2,071  $     3,503  $    14,574  $   175,842         53.6%

Other within one year                                      8,761       25,515       22,932            0       57,208         17.4

After one year, within five years                         25,551       22,753       31,070        2,925       82,299         25.1

Over five years                                            5,533        5,677          670            0       11,880          3.6

Nonaccrual loans                                             456           77            0            0          533          0.2
                                                     -----------  -----------  -----------  -----------  -----------  -----------
  Total loans                                        $   195,995  $    56,093  $    58,175  $    17,499  $   327,762        100.0%
                                                     ===========  ===========  ===========  ===========  ===========  ===========

     A portion of the Bank's loans are short-term maturities. At maturity, credits are reviewed, and if renewed, are renewed at rates and conditions that prevail at the time of maturity.

     Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 1995 amounted to $76,568 and $109,332 respectively.

                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                                   Review of Nonperforming Loans
                                                     (in thousands of dollars)

     The following is a summary of nonperforming loans as of December 31, 1995, 1994, 1993, 1992 and 1991.


                                                                   1995          1994          1993          1992          1991
                                                               -----------   -----------   -----------   -----------   -----------
PART A - PAST DUE ACCRUING LOANS (90 DAYS OR MORE)

Real estate mortgage loans                                     $       122   $         0   $         1   $        79   $        27

Commercial and industrial loans                                         69            16           315           100         1,127

Loans to individuals for household,
  family and other personal expenditures                                18            19           346            42            55

Loans to finance agriculture production
  and other loans to farmers                                             0             0             0             0             0
                                                               -----------   -----------   -----------   -----------   -----------
  Total past due loans                                                 209            35           662           221         1,209
                                                               -----------   -----------   -----------   -----------   -----------

PART B - NONACCRUAL LOANS

Real estate mortgage loans                                              76            18             0             0            22

Commercial and industrial loans                                        456             0             0             0           198

Loans to individuals for household,
  family and other personal expenditures                                 0             0             0             0             5

Loans to finance agriculture production
  and other loans to farmers                                             0             0             0             0           628
                                                               -----------   -----------   -----------   -----------   -----------
  Total nonaccrual loans                                               532            18             0             0           853
                                                               -----------   -----------   -----------   -----------   -----------
PART C - TROUBLED DEBT RESTRUCTURED LOANS                            1,432         1,484             0            86             4
                                                               -----------   -----------   -----------   -----------   -----------
  Total nonperforming loans                                    $     2,173   $     1,537   $       662   $       307   $     2,066
                                                               ===========   ===========   ===========   ===========   ===========

     Nonearning assets of the Corporation include nonaccrual loans (as indicated above), nonaccrual investments, other real estate, and repossessions which amounted to $1,207 at December 31, 1995.

                    Comments Regarding Nonperforming Assets


PART A - CONSUMER LOANS

     Consumer installment loans, except those loans that are secured by real estate, are not placed on a nonaccrual status since these loans are charged-off when they have been delinquent from 90 to 180 days, and when the related collateral, if any, is not sufficient to offset the indebtedness. Advances under Mastercard and Visa programs, as well as advances under all other consumer lines of credit programs, are charged-off when collection appears doubtful.

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

     As of December 31, 1995, loans totaling $532,000 were on nonaccrual status.

PART C - TROUBLED DEBT RESTRUCTURED LOANS

     Loans renegotiated as troubled debt restructuring are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

     Loans renegotiated as troubled debt restructuring totaled $1,432,000 as of December 31, 1995. Interest income of $96,000 was recognized in 1995. Had these loans been performing under the original contract terms, an additional $53,000 would have been reflected in interest income during 1995. The Bank is not committed to lend additional funds to debtors whose loans have been modified.

PART D - OTHER NONPERFORMING ASSETS

     The Bank adopted SFAS No. 114 and SFAS No. 118, 'Accounting by Creditors for Impairment of a Loan' at January 1, 1995. Under these standards, loans considered to be impaired are reduced to the present value of future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as bad debt expense. As part of the loan review process, management reviews all loans classified as 'special mention' or below, as well as other loans that might warrant application of SFAS No. 114 and SFAS No. 118. The effect of adopting these accounting standards on January 1, 1995 was immaterial and at December 31, 1995, no loans were considered as impaired.

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

     Based upon the above described policy and objectives, $120,000, $795,000 and $790,000 were charged to the provision for loan losses and added to the allowance for loan losses in 1995, 1994 and 1993, respectively.

     The allocation of the allowance for loan losses to the various lending areas is performed by management in relation to perceived exposure to loss in the various loan portfolios. However, the allowance for loan losses is available in its entirety to absorb losses in any particular loan category.








                          (Intentionally Left Blank)

                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                                       Summary of Loan Loss
                                                     (in thousands of dollars)

     Following is a summary of the loan loss experience for the years ended December 31, 1995, 1994, 1993, 1992, and 1991.

                                                                   1995          1994          1993          1992          1991
                                                               -----------   -----------   -----------   -----------   -----------
Amount of loans outstanding, December 31,                      $   327,617   $   287,956   $   260,185   $   234,202   $   200,026
                                                               ===========   ===========   ===========   ===========   ===========
Average daily loans outstanding during the
  year ended December 31,                                      $   309,241   $   271,391   $   240,466   $   213,599   $   178,619
                                                               ===========   ===========   ===========   ===========   ===========
Allowance for loan losses, January 1,                          $     4,866   $     4,010   $     3,095   $     2,612   $     1,777
                                                               -----------   -----------   -----------   -----------   -----------
Loans charged-off
  Commercial                                                           137            27            99           446         1,016
  Real Estate                                                           48             0             4           258            20
  Installment                                                          112            93            97           217           221
  Credit cards and personal credit lines                                58            15            28            39            66
                                                               -----------   -----------   -----------   -----------   -----------
Total loans charged-off                                                355           135           228           960         1,323
                                                               -----------   -----------   -----------   -----------   -----------
Recoveries of loans previously charged-off
  Commercial                                                            26           107            40            11            18
  Real Estate                                                            0             1             1             0             0
  Installment                                                           63            81            56            85           106
  Credit cards and personal credit lines                                 6             7             6             7             5
                                                               -----------   -----------   -----------   -----------   -----------
Total recoveries                                                        95           196           103           103           129
                                                               -----------   -----------   -----------   -----------   -----------
Net loans charged-off                                                  260           (61)          125           857         1,194

Purchase loan adjustment                                               746             0           250             0            59

Provision for loan loss charged to expense                             120           795           790         1,340         1,970
                                                               -----------   -----------   -----------   -----------   -----------
  Balance December 31,                                         $     5,472   $     4,866   $     4,010   $     3,095   $     2,612
                                                               ===========   ===========   ===========   ===========   ===========

Ratio of net charge-offs during the period to
average daily loans outstanding
  Commercial                                                          0.03%        (0.03)%        0.02%         0.20%         0.56%
  Real Estate                                                         0.01          0.00          0.00          0.12          0.01
  Installment                                                         0.02          0.01          0.02          0.06          0.07
  Credit cards and personal credit lines                              0.02          0.00          0.01          0.02          0.03
                                                               -----------   -----------   -----------   -----------   -----------
Total                                                                 0.08%        (0.02)%        0.05%         0.40%         0.67%
                                                               ===========   ===========   ===========   ===========   ===========

                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                              Allocation of Allowance for Loan Losses
                                                     (in thousands of dollars)

     The following is a summary of the allocation for loan losses as of December 31, 1995, 1994, 1993, 1992 and 1991.

                                                                 1995                     1994                      1993
                                                      ------------------------  ------------------------  ------------------------
                                                       Allowance     Loans as   Allowance      Loans as   Allowance     Loans as
                                                          For       Percentage     For        Percentage     For       Percentage
                                                          Loan       of Gross      Loan        of Gross      Loan       of Gross
                                                         Losses       Loans       Losses        Loans       Losses        Loans
                                                      -----------  -----------  -----------  -----------  -----------  -----------
Allocated allowance for loan losses
  Commercial                                          $       811        59.82  $       665        61.31  $     1,120        57.18
  Real Estate                                                 112        17.08           95        16.42          108        19.15
  Installment                                                 376        17.76          311        16.75          302        18.04
  Credit cards and personal credit lines                      112         5.34          101         5.52           95         5.63
                                                      -----------  -----------  -----------  -----------  -----------  -----------
Total allocated allowance for loan losses                   1,411       100.00        1,172       100.00        1,625       100.00
                                                                   ===========               ===========               ===========
                                                            4,061                     3,694                     2,385
                                                      -----------               -----------               -----------
Total allowance for loan losses                       $     5,472               $     4,866               $     4,010
                                                      ===========               ===========               ===========

                                                                1992                     1991
                                                      ------------------------  ------------------------
                                                      Allowance      Loans as   Allowance     Loans as
                                                         For        Percentage     For       Percentage
                                                         Loan        of Gross      Loan       of Gross
                                                        Losses        Loans       Losses        Loans
                                                      -----------  -----------  -----------  -----------
Allocated allowance for loan losses
  Commercial                                          $       864        57.16  $     1,168        52.01
  Real Estate                                                 105        21.52           90        25.35
  Installment                                                 230        15.42          214        16.65
  Credit cards and personal credit lines                       87         5.90           76         5.99
                                                      -----------  -----------  -----------  -----------
Total allocated allowance for loan losses                   1,286       100.00        1,548       100.00
                                                                   ===========               ===========
                                                            1,809                     1,064
                                                      -----------               -----------
Total allowance for loan losses                       $     3,095               $     2,612
                                                      ===========               ===========


                                                       ANALYSIS OF DEPOSITS
                                                     (in thousands of dollars)

     The average daily deposits for the years ended December 31, 1995, 1994 and 1993, and the average rates paid on those deposits are summarized in the following table:

                                                                1995                      1994                      1993
                                                      ------------------------  ------------------------   -----------------------
                                                        Average      Average      Average      Average      Average      Average
                                                         Daily         Rate        Daily         Rate        Daily         Rate
                                                        Balance        Paid       Balance        Paid       Balance        Paid
                                                      -----------  -----------  -----------  -----------  -----------  -----------
Demand deposits                                       $    60,753         0.00  $    52,893         0.00  $    37,709         0.00

Savings accounts:
  Regular savings                                          46,123         2.32       55,855         2.72       38,263         2.77
  Interest bearing checking                                55,355         2.41       58,945         2.36       54,197         2.55

Time deposits:
  Deposits of $100,000 or more                             73,449         6.00       54,389         4.34       42,458         3.74
  Other time deposits                                     177,992         5.64      148,251         4.61      128,520         4.73
                                                      -----------  -----------  -----------  -----------  -----------  -----------
Total deposits                                        $   413,672         4.07  $   370,333         3.27  $   301,147         3.35
                                                      ===========  ===========  ===========  ===========  ===========  ===========

As of December 31, 1995, time certificates of deposit in denominations of $100,000 or more will mature as follows:

Within three months                                                $    33,382

Over three months, within six months                                    12,922

Over six months, within twelve months                                    9,237

Over twelve months                                                       6,822
                                                                   -----------
Total time certificates of deposit in
   denominations of $100,000 or more                               $    62,363
                                                                   ===========

                          RETURN ON EQUITY AND ASSETS

     The rates of return on average daily assets and stockholders' equity, the dividend payout ratio, and the average daily stockholders' equity to average daily assets for the years ended December 31, 1995, 1994 and 1993 are as follows:


                                                  1995       1994       1993
                                               ---------  ---------  ---------
Percent of net income to:
  Average daily total assets                        1.05       1.10       1.11

Average daily stockholders' equity                 17.06      17.73      16.51

Percentage of dividends declared per
  common share to net income per
  weighted average number of common
  shares outstanding (1,438,496
  shares in 1995, 1994 and 1993)                   18.88      16.57      17.01

Percentage of average daily
  stockholders' equity to average
  daily total assets                                6.18       6.19       6.71

                             SHORT-TERM BORROWINGS

     The following is a schedule of statistical information relating to securities sold under agreement to repurchase maturing within one year and are secured by either U.S. Government agency securities or mortgage-backed securities classified as other debt securities. There were no other categories of short-term borrowings for which the average balance outstanding during the period was 30 percent or more of shareholders' equity at the end of the period.


                                                  1995       1994       1993
                                               ---------  ---------  ---------
Outstanding at year end                        $  58,151  $  41,750  $  29,372

Approximate average interest rate at
  year end                                          5.35       5.11       3.22

Highest amount outstanding as of any
  month end during the year                    $  79,334  $  50,460  $  42,485

Approximate average outstanding
  during the year                              $  61,398  $  42,584  $  38,299

Approximate average interest rate
  during the year                                   5.69       3.96       3.34

     Securities sold under agreement to repurchase include both transactions initiated by the investment division of the Bank, as well as the automatic borrowings from selected demand deposit customers who had excess balances in their accounts.

ITEM 2. PROPERTIES

     The Bank conducts its operations from the following locations:

Main Office                             Ligonier
202 E. Center St.                       1470 U.S. Highway 33 South
Warsaw, IN                              Ligonier, IN

Warsaw Drive-Up                         Mentone
East Center St.                         202 East Main St.
Warsaw, IN                              Mentone, IN

Akron                                   Middlebury
102 East Rochester                      712 Wayne Ave.
Akron, IN                               Middlebury, IN

Argos                                   Milford
100 North Michigan                      Indiana State Road 15 North
Argos, IN                               Milford, IN

Bremen                                  Nappanee
1600 Indiana State Rod 331              202 West Market St.
Bremen, IN                              Nappanee, IN

Columbia City                           North Webster
507 North Main St.                      644 North Main St.
Columbia City, IN                       North Webster, IN

Concord                                 Pierceton
4202 Elkhart Rd.                        202 South First St.
Goshen, IN                              Pierceton, IN

Cromwell                                Roann
111 North Jefferson St.                 110 Chippewa
Cromwell, IN                            Roann, IN

Elkhart                                 Rochester
864 East Beardsley St.                  507 East 9th St.
Elkhart, IN                             Rochester, IN

Elkhart East                            Shipshewana
22050 State Road 120                    895 North Van Buren St.
Elkhart, IN                             Shipshewana, IN

Goshen Downtown                         Silver Lake
102 North Main St.                      102 Main St.
Goshen, IN                              Silver Lake, IN

Goshen South                            Syracuse
2513 South Main St.                     502 South Huntington
Goshen, IN                              Syracuse, IN

LaGrange                                Wabash North
901 South Detroit                       1004 North Cass St.
LaGrange, IN                            Wasbash, IN

Wabash South                            Winona Lake
1940 South Wabash St.                   99 Chestnut St.
Wabash, IN                              Winona Lake, IN

Warsaw East                             Free-standing ATM
3601 Commerce Dr.                       2101 East Center St.
Warsaw, IN                              Warsaw, IN

Warsaw West
1221 West Lake St.
Warsaw, IN


     The Bank leases from third parties the real estate and buildings for its offices in Akron and Milford. In addition, the Bank leases the real estate for its Wabash North office and its free-standing ATM. All the other branch facilities are owned by the Bank. The Bank also owns parking lots in downtown Warsaw for the use and convenience of Bank employees and customers, as well as leasehold improvements, equipment, furniture and fixtures necessary and appropriate to operate the banking facilities.

     In addition, the Bank owns a building at 110 South High St., Warsaw, Indiana, which it uses for various offices and a building at 113 East Center St., Warsaw, Indiana, which it uses for office and computer facilities. The Bank also leases from third parties facilities in Warsaw, Indiana, for the storage of supplies and for employee training.

     None of the Bank's assets are the subject of any material encumbrances.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which the Registrant and the Bank are a party or of which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders from October 1, 1992 to December 31, 1995.

                          (Intentionally Left Blank)

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Information relating to the principal market for and the prices of the Registrant's common stock, and information as to dividends declared by the Registrant, are contained under the caption "Stock and Dividend Information" in the 1995 Annual Report and are incorporated herein by reference in response to this item. On December 31, 1995, the Registrant had 870 shareholders, including those employees who participate in the Registrant's 401(K) plan.

ITEM 6.   SELECTED FINANCIAL DATA

     A five year consolidated financial summary, containing the required selected financial data, appears under the caption "Selected Financial Data" in the 1995 Annual Report and is incorporated herein by reference in response to this item.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1995 Annual Report and is incorporated herein by reference in response to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements appear in the 1995 Annual Report and are incorporated herein by reference in response to this item.

Consolidated Balance Sheets at December 31, 1995 and 1994.
Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993.
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993.
Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.
Notes to Consolidated Financial Statements.
Report of Independent Auditors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing in the Registrant's definitive Proxy Statement dated March 11, 1996, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

     The information appearing in the Registrant's definitive Proxy Statement dated March 11, 1996, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing in the Registrant's definitive Proxy Statement dated March 11, 1996, is incorporated herein by reference in response to this item.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing in the Registrant's definitive Proxy Statement dated March 11, 1996, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The documents listed below are filed as a part of this report:

         (1)      Financial Statements.
                  ---------------------
                  The following financial statements of the Registrant and its subsidiaries appear in the 1995 Annual Report and are specifically incorporated by reference under Item 8 of this Form 10-K, or are a part of this Form 10-K, as indicated and at the pages set forth below.

                                                         Reference
                                                         ---------
                                                                 1995 Annual
                                                  Form 10-K         Report
                                                  ---------      -----------

Consolidated Balance Sheets at December 31,
1995 and 1994.                                                        7
Consolidated Statements of Income for the
years ended December 31, 1995, 1994 and 1993.                         8
Consolidated Statements of Changes in
Stockholders' Equity for the years ended
December 31, 1995, 1994 and 1993.                                     9
Consolidated Statements of Cash Flows for the
years ended December 31, 1995, 1994 and 1993.                         10
Notes to Consolidated Financial Statements.                           11 - 20
Report of Independent Auditors.                                       20

         (2)   Financial Statement Schedules
               -----------------------------
     The financial statement schedules of the Registrant and its subsidiary have been omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.






                          [Intentionally Left Blank]

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LAKELAND FINANCIAL CORPORATION


Date:    March 12, 1996                By R. Douglas Grant
                                       (R. Douglas Grant) President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 12, 1996                    R. Douglas Grant
                                       (R. Douglas Grant) Principal Executive
                                             Officer and Director

Date: March 12, 1996                    Terry M. White
                                       (Terry M. White) Principal Financial and
                                             Accounting Officer

Date: March 12, 1996                    Anna K. Duffin
                                       (Anna K. Duffin) Director

Date:
                                       (Eddie Creighton) Director

Date: March 12, 1996                    L. Craig Fulmer
                                       (L. Craig Fulmer) Director

Date: March 12, 1996                    Jerry L. Helvey
                                       (Jerry L. Helvey) Director

Date: March 12, 1996                    Homer A. Kent
                                       (Dr. Homer A. Kent) Director

Date: March 12, 1996                    J. Alan Morgan
                                       (J. Alan Morgan) Director

Date: March 12, 1996                    Richard L. Pletcher
                                       (Richard L. Pletcher) Director

Date:
                                       (Joseph P. Prout) Director

Date: March 12, 1996                    Philip G. Spear
                                       (Philip G. Spear) Director

Date:
                                       (Terry L. Tucker) Director

Date:
                                       (G.L. White) Director

                                 EXHIBIT INDEX

     The following Exhibits are filed as part of this Report and not incorporated by reference from another document:

     Exhibit 13 - 1995 Report to Shareholders with Report of Independent
Auditors.

     Exhibit 21 - Subsidiaries

                                  EXHIBIT 13

1995 Report to Shareholders with Report of Independent Auditors.

                                  EXHIBIT 21

Subsidiaries. The Registrant has one wholly owned subsidiary, Lake City Bank, Warsaw, Indiana, a banking corporation organized under the laws of the State of Indiana.