Form 10-Q
period 1996-03-31
LAKELAND FINANCIAL CORP
filed 1996-05-03
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number 0-11487

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
                              YES [x]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                         Outstanding at March 31, 1996
Common Stock, $1 Stated Value                     1,448,496

                                    Part I

                        Item 1 - Financial Statements

                        LAKELAND FINANCIAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                  As of March 31, 1996 and December 31, 1995
                                (in thousands)

                                 (Unaudited)

                                (Page 1 of 2)


                                                       March 31,    December 31,
                                                         1996           1995
                                                      ----------    -----------
ASSETS
- ------
Cash and cash equivalents
  Cash and due from banks                             $    22,806   $    26,185
  Short-term investments                                      358           710
                                                      -----------   -----------
    Total cash and cash equivalents                        23,164        26,895

Securities available-for-sale
  U. S. Treasury securities                                27,571        27,844
  Mortgage-backed securities                               51,132        51,034
  State and municipal securities                            2,142         2,176
  Other debt securities                                     2,675         1,066
                                                      -----------   -----------
    Total securities available-for-sale
    (carried at fair value at March 31, 1996
    and December 31, 1995)                                 83,520        82,120

Securities held-to-maturity
  U. S. Treasury securities                                13,580        13,611
  Mortgage-backed securities                               76,957        80,217
  State and municipal securities                           19,971        19,047
  Other debt securities                                     3,713         1,013
                                                      -----------   -----------
    Total securities held-to-maturity
    (fair value of $114,265,000 at
    March 31, 1996, and $115,328,000
    at December 31, 1995)                                 114,221       113,888

Real estate mortgages held-for-sale                           492           145

Loans:
  Total loans                                             337,028       327,617
  Less: Allowance for loan losses                           5,378         5,472
                                                      -----------   -----------
    Net loans                                             331,650       322,145

Land, premises and equipment, net                          13,803        13,736
Accrued income receivable                                   3,812         4,003
Other assets                                                5,653         5,647
                                                      -----------   -----------
    Total assets                                      $   576,315   $   568,579
                                                      ===========   ===========

                                 (Continued)

                                    Part I

                        Item 1 - Financial Statements

                        LAKELAND FINANCIAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                  As of March 31, 1996 and December 31, 1995
                                (in thousands)

                                 (Unaudited)

                                (Page 2 of 2)

                                                       March 31,    December 31,
                                                         1996           1995
                                                      -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
LIABILITIES
- -----------
Deposits:
  Noninterest bearing deposits                        $    65,554   $    67,856
  Interest bearing deposits                               385,465       364,078
                                                      -----------   -----------
    Total deposits                                        451,019       431,934

Short-term borrowings
  Federal funds purchased                                   1,600        17,100
  U.S. Treasury demand notes                                2,481         1,880
  Securities sold under agreements
  to repurchase                                            58,583        58,151
                                                      -----------   -----------
    Total short-term borrowings                            62,664        77,131

Accrued expenses payable                                    4,581         4,481
Other liabilities                                             738           847
Long-term debt                                             19,432        17,432
                                                      -----------   -----------
    Total liabilities                                     538,434       531,825

Commitments, off-balance sheet risks
and contingencies

STOCKHOLDERS' EQUITY
- --------------------
Common stock: $1.00 stated value, 2,750,000
  shares authorized, 1,448,496 shares issued and
  outstanding as of March 31, 1996 and 1,438,496
  shares issued and outstanding at December 31, 1995        1,448         1,438
Additional paid-in capital                                  8,232         7,827
Retained earnings                                          28,071        26,858
Unrealized net gain (loss) on securities
  available-for-sale                                          130           631
                                                      -----------   -----------
    Total stockholders' equity                             37,881        36,754

    Total liabilities and stockholders' equity        $   576,315   $   568,579
                                                      ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended March 31, 1996 and 1995
                     (in thousands except for share data)

                                 (Unaudited)

                                (Page 1 of 2)


                                                         Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                         1996           1995
                                                      -----------   -----------
INTEREST AND DIVIDEND INCOME
- ----------------------------
Interest and fees on loans: Taxable                   $     7,788   $     6,817
                            Tax exempt                         61            65
                                                      -----------   -----------
    Total loan income                                       7,849         6,882
Short-term investments                                         33            65

Securities:
  U.S. Treasury and Government agency securities              633           599
  Mortgage-backed securities                                1,988         1,785
  Obligations of state and political subdivisions             340           226
  Other debt securities                                        91           101
                                                      -----------   -----------
    Total interest and dividend income                     10,934         9,658

INTEREST EXPENSE
- ----------------
Interest on deposits                                        4,548         3,732
Interest on short-term borrowings                             875           832
Interest on long-term debt                                    272           245
                                                      -----------   -----------
    Total interest expense                                  5,695         4,809
                                                      -----------   -----------
NET INTEREST INCOME                                         5,239         4,849
- -------------------
Provision for loan losses                                      30            30
                                                      -----------   -----------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                   5,209         4,819
- -------------------------                             -----------   -----------

NONINTEREST INCOME
- ------------------
Trust fees                                                    286           225
Service charges on deposit accounts                           578           522
Other income (net)                                            392           302
Net gains on the sale of real estate mortgages
  held-for-sale                                               100            17
Net investment securities gains (losses)                       (2)          (16)
                                                      -----------   -----------
    Total noninterest income                                1,354         1,050

                                 (Continued)

                        LAKELAND FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended March 31, 1996 and 1995
                     (in thousands except for share data)

                                 (Unaudited)

                                (Page 2 of 2)


                                                         Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                          1996          1995
                                                      -----------   -----------
NONINTEREST EXPENSE
- -------------------
Salaries and employee benefits                              2,237         1,965
Occupancy and equipment expenses                              723           620
Other expenses                                              1,264         1,241
                                                      -----------   -----------
    Total noninterest expense                               4,224         3,826


INCOME BEFORE INCOME TAX EXPENSE                            2,339         2,043
- --------------------------------

Income tax expense                                            835           737
                                                      -----------   -----------
NET INCOME                                            $     1,504   $     1,306
- ----------                                            ===========   ===========

AVERAGE COMMON SHARES OUTSTANDING (Note 3)              2,896,992     2,876,992

EARNINGS PER COMMON SHARE
- -------------------------

Net Income (Note 3)                                   $      0.52   $      0.45
                                                      ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                  LAKELAND FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        For the Three Months Ended March 31, 1996 and 1995
                                                 (in thousands except for shares)

                                                            (Unaudited)

                                                                                                          Unrealized
                                                                                                       Net Gain (Loss)
                                                             Common Stock                               on Securities    Total
                                                      ------------------------    Paid in     Retained    Available-  Stockholders'
                                                         Shares       Amount      Capital     Earnings     For-Sale      Equity
                                                      -----------  -----------  -----------  -----------  -----------  -----------
Balances, January 1, 1995                               1,438,496  $     1,438  $     7,827  $    22,279  ($    1,655) $    29,889

Net income for three months
  ended March 31, 1995                                                                             1,306                     1,306

Net change in unrealized net gain (loss)
  on securities available-for-sale                                                                                910          910

Cash dividends declared -
  $.17 per share                                                                                    (246)                     (246)
                                                      -----------  -----------  -----------  -----------  -----------  -----------
Balances, March 31, 1995                                1,438,496  $     1,438  $     7,827  $    23,339  ($      745) $    31,859
                                                      ===========  ===========  ===========  ===========  ===========  ===========

Balances, January 1, 1996                               1,438,496  $     1,438  $     7,827  $    26,858  $       631  $    36,754

Net income for three months
  ended March 31, 1996                                                                             1,504                     1,504

Net change in unrealized net gain (loss)
  on securities available-for-sale                                                                               (501)        (501)

Issued 10,000 shares of previously
  authorized, unissued shares.                             10,000           10          405                                    415

Cash dividends declared -
  $.20 per share                                                                                    (291)                     (291)
                                                      -----------  -----------  -----------  -----------  -----------  -----------
Balances, March 31, 1996                                1,448,496  $     1,448  $     8,232  $    28,071  $       130  $    37,881
                                                      ===========  ===========  ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                              Part I

                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the Three Months Ended March 31, 1996 and 1995
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)

                                                                                                             1996          1995
                                                                                                         -----------   -----------
Cash flows from operating activities:
  Net income                                                                                             $     1,504   $     1,306
                                                                                                         -----------   -----------
Adjustments to reconcile net income to net cash
  from operating activites:

  Depreciation                                                                                                   317           283
  Provision for loan losses                                                                                       30            30
  Loans originated for sale                                                                                   (8,605)       (3,067)
  Net (gain) loss on sale of loans                                                                              (100)          (17)
  Proceeds from sale of loans                                                                                  7,948         3,023
  Net (gain) loss on sale of premises and equipment                                                                1             0
  Net (gain) loss on sale of securities available-for-sale                                                         0            16
  Net (gain) loss on calls of securities held-to-maturity                                                          2             0
  Net investment amortization (accretion)                                                                         80            66
  Increase (decrease) in taxes payable                                                                           983           612
  (Increase) decrease in income receivable                                                                       191          (312)
  Increase (decrease) in accrued expenses payable                                                               (555)          (29)
  (Increase) decrease in other assets                                                                             (7)            7
  Increase (decrease) in other liabilities                                                                      (109)         (471)
                                                                                                         -----------   -----------
    Total adjustments                                                                                            176           141
                                                                                                         -----------   -----------
      Net cash from operating activities                                                                       1,680         1,447
                                                                                                         -----------   -----------
Cash flows from investing activities:
  Proceeds from maturities and calls of securities held-to-maturity                                            2,051         1,461
  Proceeds from maturities and calls of securities available-for-sale                                          1,176           207
  Purchases of securities available-for-sale                                                                  (3,472)         (959)
  Purchases of securities held-to-maturity                                                                    (2,398)       (9,900)
  Proceeds from sales of securities available-for-sale                                                             0           337
  Net (increase) decrease in total loans                                                                      (9,125)       (4,170)
  Purchases of premises and equipment                                                                           (385)         (536)
                                                                                                         -----------   -----------
      Net cash from investing activities                                                                     (12,153)      (13,560)
                                                                                                         -----------   -----------
                                                           (Continued)

                                                              Part I

                                                  LAKELAND FINANCIAL CORPORATION
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the Three Months Ended March 31, 1996 and 1995
                                                          (in thousands)

                                                           (Unaudited)

                                                          (Page 2 of 2)

                                                                                                             1996          1995
                                                                                                         -----------   -----------
Cash flows from financing activities:
  Net increase (decrease) in total deposits                                                              $    19,086   $      (825)
  Proceeds from short-term borrowings                                                                        144,802       126,592
  Payments on short-term borrowings                                                                         (159,269)     (111,525)
  Proceeds from long-term borrowings                                                                           2,000             0
  Dividends paid                                                                                                (292)         (246)
  Proceeds from issuance of common stock                                                                         415             0
                                                                                                         -----------   -----------
      Net cash from financing activities                                                                       6,742        13,996
                                                                                                         -----------   -----------
  Net increase (decrease) in cash and cash equivalents                                                        (3,731)        1,883

Cash and cash equivalents at beginning of the period                                                          26,895        24,147
                                                                                                         -----------   -----------
Cash and cash equivalents at end of the period                                                           $    23,164   $    26,030
                                                                                                         ===========   ===========
Cash paid during the period for:
  Interest                                                                                               $     5,410   $     4,408
                                                                                                         ===========   ===========
  Income taxes                                                                                           $       180   $       175
                                                                                                         ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996

                                  (Unaudited)

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2.           CHANGES IN ACCOUNTING

     The Bank originates mortgage loans for sale to the secondary market, and sells the loans with servicing retained. Effective January 1, 1996, the Bank adopted Statement of Financial Accounting Standards No. 122 (SFAS 122) on accounting for mortgage servicing rights, which requires capitalizing the rights to service originated mortgage loans. Prior to adoption of SFAS 122, only purchased mortgage service rights were capitalized. Beginning in 1996, the total cost of mortgage loans purchased or originated with the intent to sell is allocated between the loan servicing right and the mortgage loan without servicing, based upon their relative fair values. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue.

     Mortgage servicing rights are periodically evaluated for impairment by stratifying them based upon predominate risk characteristics of the underlying serviced loans, such as loan type, term, and note rate. Impairment represents the excess of cost of an individual mortgage servicing rights stratum over its fair value, and is recognized through a valuation allowance.

     Fair values for individual stratum are based on quoted market prices. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of loan servicing rights, and the related valuation allowance, to change significantly in the future.

     Other information relating to mortgage servicing rights is not material for disclosure purposes.

NOTE 3.           EARNINGS PER SHARE

     The average common shares outstanding and the net income per share for the three months ended March 31, 1995 and 1996, have been restated to reflect a declared two for one stock split. The record date for the stock split is April 30, 1996, with new shares being issued on May 15, 1996.

                          (Intentionally left blank)

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                                March 31, 1996

FINANCIAL CONDITION

     The financial statements reflect the Corporation's continued growth within the Bank's traditional markets, and expansion into contiguous market areas. Construction of the Bank's Kendallville, Indiana, office continues and it is anticipated this office will open during the second quarter of 1996. The Bank has received regulatory approval to open an office at 58404 State Road 19, Elkhart, Indiana. This office will be called the Hubbard Hill office and construction is due to start during the second quarter of 1996. The Bank is also installing a free-standing ATM in the Linwood Plaza, 614 W. Lincoln Avenue, Goshen, Indiana. Construction on this facility is in process.

     Total assets of the Corporation totaled $576,315,000 as of March 31, 1996. This is an increase of $7,736,000 or 1.4 percent from $568,579,000 reported at December 31, 1995. Total loans were $337,028,000 at March 31, 1996. This is an increase of $9,411,000 or 2.9 percent from balances at December 31, 1995. Total securities (including available-for-sale (AFS) and held-to-maturity (HTM)) increased $1,733,000 or 0.9 percent to $197,741,000 as of March 31, 1996, from $196,008,000 at December 31, 1995. Earning assets increased to $530,241,000 at March 31, 1996. This is an increase of $11,233,000 or 2.2 percent from the December 31, 1995, total of $519,008,000.

     Total deposits and securities sold under agreements to repurchase (repurchase agreements) consist primarily of funds generated within the Bank's primary market area as defined by its Community Reinvestment Act (CRA) statement. At March 31, 1996, these funds totaled $509,602,000. This represented a $19,517,000 or 4.0 percent increase from December 31, 1995. The growth has been primarily in time deposits and repurchase agreements. Time deposits increased $23,863,000 or 9.0 percent from the balance at December 31, 1995. The repurchase agreement balance increased $432,000 or .7 percent from the balance at December 31, 1995. The repurchase agreement balance is a combination of fixed rate contracts and excess cash management accounts, a variable rate repurchase agreement product. In addition to these local funding sources, the Bank borrows modestly through the Treasury, Tax and Loan program, occasionally through federal fund lines with correspondent banks and through term advances from the Federal Home Loan Bank of Indianapolis (FHLB). Including these non-local sources, funding totaled $533,115,000 at March 31, 1996. This is a $6,618,000 or 1.3 percent increase from $526,497,000 reported at December 31, 1995.

     On an average daily basis, total earning assets increased 14.6 percent for the three month period ended March 31, 1996, as compared to similar period ended March 31, 1995. On an average daily basis, total deposits and purchased funds increased 13.4 percent for the three month period ended March 31, 1996, as compared to the three month period ended March 31, 1995.

     The Bank's investment portfolio consists of U.S. Treasuries, agencies, mortgage-backed securities, municipal bonds, and corporates. During 1996, new investments have been primarily municipal bonds and mortgage-backed securities. At March 31, 1996, and December 31, 1995, the Bank's investment in mortgage-backed securities comprised approximately 64.8 and 67.0 percent, respectively, of the total securities and consisted mainly of CMO's and mortgage pools issued by GNMA, FNMA and FHLMC. As such, these securities are backed directly or indirectly by the Federal Government. All mortgage-backed securities purchased conform to the FFIEC high risk standards which prohibit the purchase of securities that have excessive price, prepayment, extension and original life risk characteristics. The Bank uses Bloomberg analytics to evaluate and monitor all purchases. At March 31, 1996, the mortgage-backed securities in the HTM portfolio had a three year average life, with approximately 9 percent price volatility should rates move up or down 300 basis points. The mortgage-backed securities in the AFS portfolio had a two year average life and a potential for approximately 6 percent price depreciation should rates increase 300 basis points and approximately 4 percent price appreciation should rates move down 300 basis points. As of March 31, 1996, all mortgage-backed securities continue to be in compliance with FFIEC guidelines and are performing in a manner consistent with management's original expectations.

     The Bank's AFS portfolio is managed with consideration given to factors such as the Bank's capital levels, growth prospects, asset/liability structure and liquidity needs. At March 31, 1996, the AFS portfolio constituted 42.2 percent of the total investment security portfolio. During the first three months of 1995, purchases for the HTM and AFS portfolios were $2,398,000 and $3,472,000 respectively. At March 31, 1996, the net after-tax unrealized gain in the AFS portfolio included in stockholders' equity was $130,000, a reduction of $501,000 from the unrealized gain included in stockholders' equity at December 31, 1995. Since the securities portfolio is primarily fixed rate, a negative equity adjustment should occur whenever interest rates increase. Future investment activity is difficult to predict, as it is dependent upon loan and deposit trends. All mortgage-backed securities are purchased in compliance with the FFIEC high risk security tests.

    As previously indicated, total loans increased $9,411,000 to $337,028,000 as of March 31, 1996, from $327,617,000 at December 31, 1995. Loan growth is net of loans reclassified to other real estate. The Bank continues to experience good commercial loan demand, particularly in Elkhart and LaGrange Counties. Commercial loans at March 31, 1996, increased 4.4 percent from the level at December 31, 1995. Retail loans at March 31, 1996, increased 3.2 percent from December 31, 1995. Real estate loans (excluding mortgages held-for-sale) decreased 2.8 percent from December 31, 1995. The balances in the real estate loan portfolio are impacted by the sale of real estate mortgages in the secondary market and the level of refinance and new mortgage activity in the existing rate environment.

     The Bank had 60.7 percent of its loans concentrated in commercial loans at March 31, 1996, and 59.8 percent at December 31, 1995. Traditionally, this type of lending may have more credit risk than other types of lending. This is attributed to the fact that individual commercial loans are generally larger than residential real estate and retail loans, and because the type of borrower and purpose of commercial loans are not as homogeneous as with residential and retail customers. The Bank manages this risk by pricing to the perceived risk of each individual credit, and by diversifying the portfolio by customer, product, industry and geography. Customer diversification is accomplished through a relatively low administrative loan limit of $4,000,000. Product diversification is accomplished by offering a wide variety of financing options. Management reviews the loan portfolios to ensure loans are diversified by industry. The loan portfolios are distributed throughout the Bank's principal trade area, which encompasses eight counties in Indiana. Other than loans disclosed elsewhere in this filing as past-due, nonaccrual or restructured, the Bank is not aware of any loans classified for regulatory purposes at March 31, 1996, that are expected to have a material impact on the Bank's future operating results, liquidity or capital resources. The Bank is not aware of any material credits in which there is serious doubt as to the borrower's ability to comply with the loan repayment terms, other than those disclosed as past due, nonaccrual or restructured.

     The Bank continues to actively serve the mortgage needs of its CRA defined market area by originating both conforming and nonconforming real estate mortgages. During the first three months of 1996, $4,463,000 of real estate loans were originated and sold in the secondary market. This program of mortgage sales continues to produce the liquidity needed to meet the mortgage needs of the markets served by the Bank, and to generate a long-term servicing portfolio. As a part of the CRA commitment to making real estate financing available in all markets, the Bank continues to originate non-conforming loans which are held to maturity or prepayment.

     Loans renegotiated as troubled debt restructuring are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan. Loans renegotiated as troubled debt restructuring totaled $1,418,000 at March 31, 1996, as compared to $1,432,000 at December 31, 1995. The loans classified as troubled debt restructuring at March 31, 1996, are performing in accordance with the modified terms. At March 31, 1996, there were no loans that would be considered impaired as defined in SFAS Nos. 114 and 118.

     The Indiana State legislature has enacted laws relating to a state chartered bank's legal lending limit, by adopting the basic regulations applied by the Office of the Comptroller of the Currency (OCC) to national banks. These guidelines set overall limits on lending activity, but actual bank limits are subject to Board of Director approval. Based upon these regulations, the Bank's March 31, 1996, legal loan limit was approximately $6,464,000. The legal loan limit will continue to increase as the Bank's combined equity and allowance for loan losses continues to increase. At its January 9, 1996, meeting, the Bank's Board of Directors modestly increased the Bank's policy limit by $500,000, to $4,000,000 for any one borrower. With a relatively low administrative loan limit of $4,000,000, it appears that the Bank's loan portfolios consist primarily of loans to consumers and small businesses.

     As noted above, for the first three months of 1996, deposits have been growing faster than loans. Demand deposits and other transaction accounts have decreased $2,302,000 and $2,476,000 respectively, while time deposits have increased $23,863,00 for a net increase of $19,085,000. During this same period loans have increased $9,411,000. As a result of these loan and deposit trends, the Bank's average daily loans/deposits ratio amounted to 74.7 percentat March 31, 1996, a decrease from 75.8 percent at year-end 1995. The Bank's average daily loans/total deposits and repurchase agreements ratio amounted to 68.2 percent at March 31, 1996. This is an increase from 67.8 percent at year-end 1995.

     The Bank, through its Asset/Liability Committee (ALCO), manages interest rate risk by monitoring both its GAP position and the computer simulated earnings impact of various rate scenarios. The Bank then modifies its long-term risk by attempting to generate the type of loans, investments, and deposits that currently fit ALCO needs. The current long-term guideline approved by the Board of Directors defines a neutral rate sensitivity ratio (GAP/Total Assets) as plus or minus 20 percent. However, the ALCO is authorized to manage this ratio outside these limits on a short term basis, as the committee's expectation of interest rates dictates. Management has estimated that as of March 31, 1996, the Bank's GAP/Total Assets ratios were (1.9) percent, (7.4) percent, and (9.7) percent for the three, six, and twelve month time periods, respectively. For this analysis, savings accounts and demand deposit accounts have been assumed to be repriceable beyond twelve months, and therefore are not included as repriceable liabilities in each of these ratios. The December 31, 1995, three, six, and twelve month GAP ratios were (5.2) percent, (11.7) percent, and (12.8) percent, respectively.

     Management supplements the GAP analysis with a computer simulation approach to manage the interest rate risk of the Bank. This computer simulation analysis measures the net interest income impact of a 300 basis point change, both up and down, in interest rates during the next 12 months. If the change in net interest income under either scenario is less than 3 percent of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At March 31, 1996, the Bank's potential pretax exposure was well within the Bank's policy limit. This policy was last reviewed and approved by the Board of Directors in May, 1995.

     The Bank is a member of the FHLB of Indianapolis. Membership has enabled the Bank to participate in the housing programs sponsored by the FHLB, thereby enhancing the Bank's ability to offer additional programs throughout its trade area. At its meeting in March, 1996, the Board of Directors of the Bank passed a resolution authorizing the Bank to borrow up to $50 million under the FHLB program. The Bank first borrowed under this program in December, 1992. This advance was $8,000,000 payable in three years and was paid as agreed in January, 1996. The Bank's second advance was made on June 25, 1993. This advance was $1,300,000 to be paid June 24, 2003. Another borrowing was $8,132,000 made in March, 1994, to be paid January 14, 1997. The most recent advance was $10,000,000 made in January, 1996, to be paid December 18, 1998.

All borrowings are collateralized by residential real estate mortgages. Membership in the FHLB requires an equity investment in FHLB stock. The amount required is computed annually, and is based upon a formula which considers the Bank's total investment in residential real estate loans, mortgage-backed securities and any FHLB advances outstanding at year-end. The Bank's current investment in FHLB stock totals $1,902,500.

     The Federal Deposit Insurance Corporation's (FDIC) risk based capital regulations require that all banks maintain an 8.0 percent Tier II risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0 percent Tier I leverage capital ratio, a 6.0 percent Tier I risk based capital ratio and a 10.0 percent Tier II risk based capital ratio. As of March 31, 1996, the Bank's ratios were 6.4 percent, 10.2 percent and 11.4 percent respectively, excluding the SFAS No. 115 adjustment. These are comparable to the ratios of 6.3 percent, 10.1 percent and 11.4 percent reported at December 31, 1995, and ratios of 6.3 percent, 10.2 percent and
11.4 percent reported at March 31, 1995. Including the SFAS No. 115 equity adjustment at March 31, 1996, results in Tier I leverage ratio, Tier I risk based capital and Tier II risk based capital ratios of 6.5 percent, 10.2 percent and 11.5 percent. All ratios continue to be above "well capitalized" regardless of whether SFAS No. 115 is included or excluded from the calculation.

     The Bank was examined by the Indiana Department of Financial Institutions
(DFI) as of March 31, 1995, in June, 1995. The Bank was also examined by the FDIC as of March 31, 1994, in June, 1994, and is scheduled for examination in May, 1996, as of March 31, 1996. Management is not aware of any regulatory recommendations that if implemented would have a material effect on liquidity, capital or results of operations.

     Total stockholders' equity increased $1,127,000 or 3.1 percent from December 31, 1995 to $37,881,000 at March 31, 1996. Net income of $1,504,000, less cash dividends paid of $291,000, less the decrease in the unrealized net gain on securities available-for-sale of $501,000 plus the issuance of 10,000 shares of common stock at $41.50 per share were responsible for this overall increase.

     Over the last five years the Bank has been growing at an approximate rate of 14 percent per year. Total assets have grown from $291,236,000 at March 31, 1991, to $576,315,000 at March 31, 1996. This is an increase of $285,079,000 or 97.9 percent which equates to a 14.0 percent rate of growth per year. Stockholders' equity has increased from $19,289,000 to $37,881,000 for the same time period. That is an increase of $18,592,000 or 96.4 percent which equates to a 14.5 percent rate of growth per year. Net income for the three months ended March 31, 1991, compared to the net income for the same period of 1996, increased $808,000 or 116.1 percent from $696,000 to $1,504,000. From
March 31, 1991, to March 31, 1996, the number of Lake City Bank offices increased from 18 to 30. This growth has been funded through results of operation and existing capital. Management anticipates the Bank will continue to fund its growth from current capital and results of operations. However, should the need arise, the Corporation would have the ability to issue additional stock as a means of pursuing growth.


                          (Intentionally left blank)

RESULTS OF OPERATIONS

Net Interest Income

     For the three month period ended March 31, 1996, total interest and dividend income increased $1,276,000 or 13.2 percent to $10,934,000, from $9,658,000 during the first quarter of 1995. Daily average earning assets for the first quarter of 1996 increased to $533,396,000, a 14.6 percent increase over the same period in 1995. As indicated earlier, the growth in earning assets was primarily in loans, with the majority of loan growth in the commercial and retail portfolios. The tax equivalent yields on average earning assets decreased by 11 basis points for the three month period ended March 31, 1996, when compared to the same respective period of 1995.

     The decline in the yield on average earning assets was mainly due to declining interest rates. The Bank's investment portfolio, which is primarily fixed rate, experienced only a 2 basis point reduction in yield between the first quarter of 1996 and the first quarter of 1995. However, the Bank's home equity portfolio and most of the commercial portfolio are variable rate and are tied to the Bank's base rate which is based upon the prime rate. The average prime rate was 49 basis points lower during the first three months of 1996 when compared to the same period of 1995. This resulted in a 20 basis point reduction in the overall tax equivalent yield on loans for the first quarter of 1996 as compared to the first quarter of 1995. Offsetting this yield reduction was good loan demand. Strong local economies, combined with lower interest rates, produced growth in average daily loan balances of 15.9 percent between the first quarter of 1996 and the same period of 1995. This growth in loan balances, coupled with the small decline in average yield, resulted in a 14.1 percent increase in total loan income to $7,849,000 during the first three months of 1996, from $6,882,000 reported for the first three months of 1995.

     Total investment income from all security portfolios amounted to $3,052,000 for the three month period ended March 31, 1996. This compares to the $2,711,000 recorded for the same period in 1995. This $341,000 increase in income reflects an increase in average daily balances of 14.1 percent. The investment income tax equivalent yields remained relatively unchanged, decreasing only 2 basis points when comparing the yields for the three months ending March 31, 1996, and March 31, 1995.

     Income from short-term investments amounted to $33,000 for the three month period ended March 31, 1996. This compares to $65,000 for the same period in 1995. This decrease is the result of lower balances being maintained in short-term instruments plus an 8 basis point decrease in the average daily tax equivalent yield during the first three months of 1996, as compared to the similar period in 1995.

     Total interest expense increased $886,000 or 18.4 percent to $5,695,000 for the three month period ended March 31, 1996, from $4,809,000 for the three month period ended March 31, 1995. This is a result of the overall growth of deposits and the change in the deposit mix. On an average daily basis, total deposits (including demand deposits) increased 14.6 percent for the three month period ended March 31, 1996, as compared to the similar period ended March 31, 1995. When comparing these same periods, the average daily balances of the demand deposit accounts rose $6,830,000, while the average daily balances of savings and transaction accounts declined $6,077,000 and $1,436,000 respectively. The average daily balance of time deposits, which pay a higher rate of interest as compared to demand deposit and transaction accounts, increased $57,386,000. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 13.4 percent for the three month period ended March 31, 1996, as compared to the three month period ended March 31, 1995. The Corporation's daily cost of funds during the three month period ended March 31, 1996, increased 18 basis points, as compared to the same period of 1995.

     The net effect of all factors affecting total interest and dividend income and total interest expense was to increase net interest income. For the three month period ended March 31, 1996, net interest income totaled $5,239,000, an increase of 8.0 percent or $390,000 over the first three months of 1995.

     The variation in net interest income reflects both local and national market conditions as well as the ALCO's efforts to manage the interest margin and asset growth.

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

     Given this methodology for determining the adequacy of the loan loss reserve, the provision for loan losses was the same in 1996 as compared to 1995. The provision amounted to $30,000 for each of the three month periods ended March 31, 1996 and 1995. These provisions reflect the levels of past due accruing loans (90 days or more). They also reflect the immaterial levels of nonaccrual loans over the same periods. These levels of non- performing loans reflect both the general economic conditions that have promoted growth and expansion in the Bank's trade area during the last several years, and a credit risk management strategy that promotes diversification.

     At March 31, 1996, 73.4 percent of the Bank's allowance for loan losses was classified as unallocated as compared to 74.2 percent classified as unallocated at December 31, 1995. To a large extent, this reflects the growth in total loans with the concentration of growth in the commercial loan portfolio. With the commercial loan growth and the expansion into new markets, management believes that it is prudent to continue to provide for loan losses, due to the inherent credit risk involved with the commercial loan portfolio.

     As of March 31, 1996, loans delinquent 30 days or more that were included in the accompanying financial statements as accrual loans totaled approximately $1,336,000. At March 31, 1996, there were loans totaling $659,000 on nonaccrual. At December 31, 1995, there was $737,000 in loans delinquent 30 days or more included as accruing loans in the financial statements and $532,000 in nonaccrual loans.

     Following is a summary of the loan loss experience for the three months ending March 31, 1996, and the year ending December 31, 1995.

                                                       March 31,   December 31,
                                                          1996         1995
                                                      -----------  -----------
                                                          (in thousands)

Amount of loans outstanding                           $   337,028  $   327,617
                                                      -----------  -----------
Average daily loans outstanding for the
  period                                              $   333,139  $   309,241
                                                      -----------  -----------
Allowance for loan losses at the
  beginning of the period                             $     5,472  $     4,866

Charge-offs
 Commercial                                                   120          137
 Real estate                                                    0           48
 Installment                                                   14          112
 Credit card and personal lines of credit                       7           58
                                                      -----------  -----------
    Total charge-offs                                         141          355

Recoveries
 Commercial                                                     1           26
 Real estate                                                    0            0
 Installment                                                   15           63
 Credit card and personal lines of credit                       1            6
                                                      -----------  -----------
    Total recoveries                                           17           95
                                                      -----------  -----------
Net charge-offs (recoveries)                                  124          260

Purchase loan adjustment                                        0          746

Provision charged to expense                                   30          120
                                                      -----------  -----------
Allowance for loan losses at the end of
 the period                                           $     5,378  $     5,472
                                                      ===========  ===========

Ratio of net charge-offs during the period
 to average daily loans during the period
 Commercial                                                  0.04%        0.03%
 Real estate                                                 0.00%        0.01%
 Installment                                                 0.00%        0.02%
 Credit card and personal credit lines                       0.00%        0.02%
                                                      -----------  -----------
 Total                                                       0.04%        0.08%
                                                      ===========  ===========

     The purchase loan adjustment was the result of the acquisition of Gateway Bank in July, 1995.

     Net interest income after provision for loan losses totaled $5,209,000 for the three month period ended March 31, 1996. This represents an increase of 8.1 percent over the same period ended March 31, 1995.

Noninterest Income

     Total noninterest income increased $304,000 or 29.0 percent to $1,354,000 for the three month period ended March 31, 1996, from $1,050,000 recorded for the three month period ended March 31, 1995.

     Trust fees, which represent basic recurring service fee income, increased $61,000 or 27.1 percent to $286,000 for the three month period ended March 31,

1996, as compared to $225,000 for the first three months of 1995. The major fee increases were in stock transfer fees and testamentary trust fees.

     Service charges on deposit accounts increased 10.7 percent or $56,000 during the three month period ended March 31, 1996, totaling $578,000, as compared to the same period in 1995. The fees on the LCB Club account (the Bank's low cost checking account service) and savings account fees increased
12.8 percent and 15.5 percent respectively, during the three month period ended March 31, 1996, as compared to the same period in 1995.

     Other income (net) consists of normal recurring fee income, as well as other income that management classifies as nonrecurring. Other income (net) increased 29.8 percent or $90,000 to $392,000 for the three month period ended March 31, 1996, as compared to the same period in 1995. Recurring components of other income increased 11.4 percent during the first three months of 1996, as compared to the first three months of 1995. Major increases were in discount brokerage fees and wire transfer fees.

     The profits from the sale of mortgages during the three month period ended March 31, 1996, totaled $100,000, as compared to $17,000 during the same period in 1995. This increase from the prior period is a reflection of the lower rate environment which has increased the volume of mortgages originated and the adoption of SFAS No. 122. The impact of adopting SFAS No. 122 was to increase the profits on the sale of mortgages during 1996 by approximately $53,000.

     Net investment security gains (losses) amounted to $(2,000) for the three month period ended March 31, 1996, as compared to $(16,000) for the three month period ended March 31, 1995. In the first three months of 1996 and 1995, special calls of zero coupon bonds were responsible for these small losses. Additional calls are expected in future periods.

Noninterest Expense

     Noninterest expense increased $398,000 or 10.4 percent to $4,224,000 for the three month period ended March 31, 1996, as compared to the first three months of 1995.

     For the three months ended March 31, 1996, salaries and employee benefits increased to $2,237,000, a $272,000 increase or 13.8 percent as compared to the first three months of 1995. These increases reflect the staffing of the Middlebury, LaGrange, Elkhart Concord and Rochester locations opened during

1995, as well as normal salary increases. Full-time equivalent employees increased to 292 at March 31, 1996, from 267 at March 31, 1995.

     For the three month period ended March 31, 1996, occupancy and equipment expenses were $723,000, a $103,000 increase or 16.6 percent from the same period one year ago. This three month performance reflects the ordinary timing differences incurred with these types of expenses, as well as additional occupancy expense related to the new locations added in 1995. These expenses are expected to continue to increase in 1996 with the Bank's continued growth and expansion.

     For the three month period ended March 31, 1996, other expenses totaled $1,264,000 as compared to $1,241,000 during the same period in 1995. This is an increase of 1.9 percent or $23,000. Increases in business development, data processing and telephone, supplies and postage expense were offset by a decline in professional and regulatory fees. Business development fees increased $68,000 or 30.5 percent, data processing fees increased $55,000 or
24.8 percent, telephone, supplies and postage increased $32,000 or 24.3 percent while professional and regulatory fees decreased $219,000 or 61.4 percent when comparing the first three months of 1996 to the same period of 1995. The significant factor in the reduction of professional and regulatory fees was the reduction in FDIC fees.

Income Before Income Tax Expense

     As a result of the above factors, income before income tax expense increased to $2,339,000 for the first three months of 1996, as compared to $2,043,000 for the same period in 1994. This is an increase of $296,000 or
14.5 percent.

Income Tax Expense

     Income tax expense increased to $835,000 for the first three months of 1996, as compared to $737,000 for the same period in 1995. This is a $98,000 or 13.3 percent increase.

     The combined State franchise tax expense and the Federal income tax expense as a percent of income before income tax expense decreased to 35.7 percent during the first three months of 1996, as compared to 36.1 percent during the same period in 1995. Currently the State franchise tax rate is 8.5 percent and is a deductible expense for computing Federal income tax.

Net Income

     As a result of all factors indicated above, net income increased to $1,504,000 for the first three months of 1996, an increase of $198,000 or 15.2 percent from the $1,306,000 recorded over the same period in 1995. After restatement for the two for one stock split effective May 15, 1996, earnings per share for the first three months of 1996 were $.52 per share as compared to $.45 per share for the first three months of 1995.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                March 31, 1996


                          Part II - Other Information


         Item 4 - Submission of Matters to a Vote of Security Holders


     There were no submissions of matters to a vote by security holders during the quarter ended March 31, 1996.

     At the annual meeting of shareholders held on April 9, 1996, the shareholders voted on a proposal to increase the capital stock of the Corporation from 2,750,000 shares to 10,000,000 shares. The Articles of Incorporation of Lakeland Financial Corporation require an affirmative vote of two-thirds of the issued and outstanding shares of the Corporation in order to increase the capital stock. At the annual meeting there were 1,138,676 votes for the increase and 56,411 against. All abstentions and non-votes were treated as no vote. In order for the proposal to pass there needed to be 965,664 shares voted for the proposal. There being more than the required two-thirds vote for the proposal to increase the capital stock, the proposal passed.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                March 31, 1996

                          Part II - Other Information

                          Item 5 - Other Information

     Subsequent to the shareholder approval to increase the common stock of the Corporation, the Board of Directors of the Corporation declared a two for one stock split at their regularly scheduled meeting. The record date for the split will be April 30, 1996, with new certificates being issued on May 15, 1996.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                March 31, 1996

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



                                     LAKELAND FINANCIAL CORPORATION
                                            (Registrant)





Date: May 3, 1996                   R. Douglas Grant
                                    -----------------------------------------
                                    R. Douglas Grant - President




Date: May 3, 1996                   Terry M. White
                                    -----------------------------------------
                                    Terry M. White - Secretary/Treasurer