Form 10-Q
period 1996-06-30
LAKELAND FINANCIAL CORP
filed 1996-08-09
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

             [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                NO [ ]    YES [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                      Outstanding at June 30, 1996
Common Stock, $.50 Stated Value                  2,896,992

                                                              Part I

                                                   Item 1 - Financial Statements

                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                             As of June 30, 1996 and December 31, 1995
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)


                                                                                                          June 30,    December 31,
                                                                                                             1996          1995
                                                                                                         -----------   -----------
ASSETS
- ------
Cash and cash equivalents
  Cash and due from banks                                                                                $    40,248   $    26,185
  Short-term investments                                                                                         409           710
                                                                                                         -----------   -----------
    Total cash and cash equivalents                                                                           40,657        26,895

Securities available-for-sale
  U. S. Treasury securities                                                                                   29,252        27,844
  Mortgage-backed securities                                                                                  49,122        51,034
  State and municipal securities                                                                               2,115         2,176
  Other debt securities                                                                                        2,656         1,066
                                                                                                         -----------   -----------
    Total securities available-for-sale
    (carried at fair value)                                                                                   83,145        82,120

Securities held-to-maturity
  U. S. Treasury securities                                                                                   17,543        13,611
  Mortgage-backed securities                                                                                  78,828        80,217
  State and municipal securities                                                                              20,728        19,047
  Other debt securities                                                                                        3,266         1,013
                                                                                                         -----------   -----------
    Total securities held-to-maturity
    (fair value of $118,830,000 at
    June 30, 1996, and $115,328,000
    at December 31, 1995)                                                                                    120,365       113,888

Real estate mortgages held-for-sale                                                                              424           145

Loans:
  Total loans                                                                                                349,516       327,617
  Less: Allowance for loan losses                                                                              5,365         5,472
                                                                                                         -----------   -----------
    Net loans                                                                                                344,151       322,145

Land, premises and equipment, net                                                                             14,479        13,736
Accrued income receivable                                                                                      4,161         4,003
Other assets                                                                                                   6,445         5,647
                                                                                                         -----------   -----------
    Total assets                                                                                         $   613,827   $   568,579
                                                                                                         ===========   ===========

                                                            (Continued)

                                                              Part I

                                                   Item 1 - Financial Statements

                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                             As of June 30, 1996 and December 31, 1995
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                                                           June 30,   December 31,
                                                                                                             1996          1995
                                                                                                         -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
LIABILITIES
- -----------
Deposits:
  Noninterest bearing deposits                                                                           $    70,667   $    67,856
  Interest bearing deposits                                                                                  397,616       364,078
                                                                                                         -----------   -----------
    Total deposits                                                                                           468,283       431,934

Short-term borrowings
  Federal funds purchased                                                                                      4,800        17,100
  U.S. Treasury demand notes                                                                                   3,535         1,880
  Securities sold under agreements
    to repurchase                                                                                             73,579        58,151
                                                                                                         -----------   -----------
    Total short-term borrowings                                                                               81,914        77,131

Accrued expenses payable                                                                                       4,776         4,481
Other liabilities                                                                                                413           847
Long-term debt                                                                                                19,432        17,432
                                                                                                         -----------   -----------
    Total liabilities                                                                                        574,818       531,825

Commitments, off-balance sheet risks
and contingencies

STOCKHOLDERS' EQUITY
- --------------------
Common stock: $.50 stated value, 10,000,000 shares
  authorized, 2,896,992 shares issued and outstanding
  as of June 30, 1996; $1.00 stated value, 2,750,000
  shares authorized, 1,438,496 shares issued and outstanding
  as of December 31, 1995                                                                                      1,448         1,438
Additional paid-in capital                                                                                     8,232         7,827
Retained earnings                                                                                             29,437        26,858
Unrealized net gain (loss) on securities available-for-sale                                                     (108)          631
                                                                                                         -----------   -----------
    Total stockholders' equity                                                                                39,009        36,754


    Total liabilities and stockholders' equity                                                           $   613,827   $   568,579
                                                                                                         ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                 For the Three Months and Six Months Ended June 30, 1996, and 1995
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 1 of 2)

                                                                                 Three Months Ended           Six Months Ended
                                                                                      June 30,                    June 30,
                                                                             -------------------------   -------------------------
                                                                                  1996         1995          1996          1995
                                                                             ------------  -----------   -----------   -----------
INTEREST AND DIVIDEND INCOME
- ----------------------------
Interest and fees on loans: Taxable                                          $     8,033   $     7,372   $    15,821   $    14,189
                            Tax exempt                                                60            56           121           121
                                                                             -----------   -----------   -----------   -----------
  Total loan income                                                                8,093         7,428        15,942        14,310
Short-term investments                                                                27            25            60            90

Securities:
  U.S. Treasury and Government agency securities                                     696           610         1,329         1,209
  Mortgage-backed securities                                                       2,026         1,869         4,014         3,654
  Obligations of state and political subdivisions                                    346           227           686           453
  Other debt securities                                                               79            97           170           198
                                                                             -----------   -----------   -----------   -----------
    Total interest and dividend income                                            11,267        10,256        22,201        19,914

INTEREST EXPENSE
- ----------------
Interest on deposits                                                               4,485         4,088         9,033         7,820
Interest on short-term borrowings                                                    992           894         1,867         1,726
Interest on long-term debt                                                           277           250           549           495
                                                                             -----------   -----------   -----------   -----------
    Total interest expense                                                         5,754         5,232        11,449        10,041
                                                                             -----------   -----------   -----------   -----------
NET INTEREST INCOME                                                                5,513         5,024        10,752         9,873
- -------------------
Provision for loan losses                                                             30            30            60            60
                                                                             -----------   -----------   -----------   -----------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                                          5,483         4,994        10,692         9,813
- -------------------------                                                    -----------   -----------   -----------   -----------

NONINTEREST INCOME
- ------------------
Trust fees                                                                           213           167           499           392
Service charges on deposit accounts                                                  692           577         1,270         1,099
Other income (net)                                                                   455           316           847           618
Net gains on the sale of real estate mortgages held-for-sale                         121            35           221            52
Net investment securities gains (losses)                                              (4)           (7)           (6)          (23)
                                                                             -----------   -----------   -----------   -----------
    Total noninterest income                                                       1,477         1,088         2,831         2,138

                                                            (Continued)

                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                 For the Three Months and Six Months Ended June 30, 1996, and 1995
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 2 of 2)


                                                                                 Three Months Ended           Six Months Ended
                                                                                      June 30,                    June 30,
                                                                             -------------------------   -------------------------
                                                                                 1996          1995          1996          1995
                                                                             -----------   -----------   -----------   -----------
NONINTEREST EXPENSE
- -------------------
Salaries and employee benefits                                                     2,381         2,060         4,618         4,025
Occupancy and equipment expense                                                      690           632         1,413         1,252
Other expense                                                                      1,202         1,395         2,466         2,636
                                                                             -----------   -----------   -----------   -----------
    Total noninterest expense                                                      4,273         4,087         8,497         7,913

INCOME BEFORE INCOME TAX EXPENSE                                                   2,687         1,995         5,026         4,038
- --------------------------------

Income tax expense                                                                   973           648         1,808         1,385
                                                                             -----------   -----------   -----------   -----------

NET INCOME                                                                   $     1,714   $     1,347   $     3,218   $     2,653
- ----------                                                                   ===========   ===========   ===========   ===========

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                                     2,896,992     2,896,992     2,896,992     2,896,992

EARNINGS PER COMMON SHARE
- -------------------------

Net Income (Note 2)                                                          $      0.59   $      0.47   $      1.11   $      0.92
                                                                             ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                  LAKELAND FINANCIAL CORPORATION
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          For the Six Months Ended June 30, 1996 and 1995
                                                 (in thousands except for shares)

                                                            (Unaudited)

                                                                                                         Unrealized
                                                                                                       Net Gain (Loss)
                                                         Common Stock                                  on Securities      Total
                                                   ------------------------    Paid-in     Retained       Available   Stockholders'
                                                      Shares       Amount      Capital     Earnings       For Sale       Equity
                                                   -----------  -----------  -----------  -----------  -------------  ------------
Balances, January 1, 1995                            1,438,496  $     1,438  $     7,827  $    22,279  $      (1,655) $     29,889

Net income for six months
  ended June 30, 1995                                                                           2,653                        2,653

Net change in unrealized net gain (loss)
  on securities available-for-sale                                                                             1,726         1,726

Cash dividends declared -
  $.17 per share                                                                                 (490)                        (490)
                                                   -----------  -----------  -----------  -----------  -------------  ------------
Balances, June 30, 1995                              1,438,496  $     1,438  $     7,827  $    24,442  $          71  $     33,778
                                                   ===========  ===========  ===========  ===========  =============  ============

Balances, January 1, 1996                            1,438,496  $     1,438  $     7,827  $    26,858  $         631  $     36,754

Net income for six months
  ended June 30, 1996                                                                           3,218                        3,218

Net change in unrealized net gain (loss)
  on securities available-for-sale                                                                              (739)         (739)

Issued 10,000 shares of previously
  authorized, unissued shares                           10,000           10          405                                       415

Shares issued in 2-for-1 stock split                 1,448,496

Cash dividends declared -
  $.22 per share                                                                                 (639)                        (639)
                                                   -----------  -----------  -----------  -----------  -------------  ------------
Balances, June 30, 1996                              2,896,992  $     1,448  $     8,232  $    29,437  $        (108) $     39,009
                                                   ===========  ===========  ===========  ===========  =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                              Part I

                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Six Months Ended June 30, 1996 and 1995
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)

                                                                                                             1996          1995
                                                                                                         -----------   -----------
Cash flows from operating activities
  Net Income                                                                                             $     3,218   $     2,653
                                                                                                         -----------   -----------
Adjustments to reconcile net income to net cash
  from operating activites

  Depreciation                                                                                                   625           560
  Provision for loan losses                                                                                       60            60
  Loans originated for sale                                                                                  (17,076)       (8,921)
  Net (gain) loss on sale of loans                                                                              (221)          (52)
  Proceeds from sale of loans                                                                                 17,019         8,588
  Net (gain) loss on sale of premises and equipment                                                               21             0
  Net (gain) loss on sale of securities available-for-sale                                                         0            13
  Net (gain) loss on calls of securities held-to-maturity                                                          6            10
  Net investment amortization (accretion)                                                                        166            99
  Increase (decrease) in taxes payable                                                                           536           169
  (Increase) decrease in income receivable                                                                      (159)         (322)
  Increase (decrease) in accrued expenses payable                                                               (291)         (491)
  (Increase) decrease in other assets                                                                           (728)          404
  Increase (decrease) in other liabilities                                                                        29          (196)
                                                                                                         -----------   -----------
    Total adjustments                                                                                            (13)          (79)
                                                                                                         -----------   -----------
      Net cash from operating activities                                                                       3,205         2,574
                                                                                                         -----------   -----------
Cash flows from investing activities
  Proceeds from maturities and calls of securities held-to-maturity                                            3,818         2,713
  Proceeds from maturities and calls of securities available-for-sale                                          5,940         3,537
  Purchases of securities available-for-sale                                                                  (8,311)       (7,493)
  Purchases of securities held-to-maturity                                                                   (10,343)      (10,746)
  Proceeds from sales of securities available-for-sale                                                             0           336
  Net (increase) decrease in total loans                                                                     (22,066)      (18,601)
  Purchases of premises and equipment                                                                         (1,389)       (1,156)
                                                                                                         -----------   -----------
      Net cash from investing activities                                                                     (32,351)      (31,410)
                                                                                                         -----------   -----------
                                                           (Continued)

                                                              Part I

                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Six Months Ended June 30, 1996 and 1995
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                                                             1996          1995
                                                                                                         -----------   -----------
Cash flows from financing activities
  Net increase (decrease) in total deposits                                                              $    36,349   $    13,393
  Proceeds from short-term borrowings                                                                        389,963       243,765
  Payments on short-term borrowings                                                                         (385,180)     (224,390)
  Proceeds from long-term borrowings                                                                           2,000             0
  Proceeds from issuance of common stock                                                                         415             0
  Dividends paid                                                                                                (639)         (490)
                                                                                                         -----------   -----------
      Net cash from financing activities                                                                      42,908        32,278
                                                                                                         -----------   -----------
  Net increase (decrease) in cash and cash equivalents                                                        13,762         3,442

Cash and cash equivalents at beginning of the period                                                          26,895        24,147
                                                                                                         -----------   -----------
Cash and cash equivalents at end of the period                                                           $    40,657   $    27,589
                                                                                                         ===========   ===========
Cash paid during the period for:
  Interest                                                                                               $    11,190   $     9,625
                                                                                                         ===========   ===========
  Income taxes                                                                                           $     1,685   $     1,690
                                                                                                         ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996

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

NOTE 2.  EARNINGS PER SHARE

         The average common shares outstanding and the net income per share for the three months and six months ended June 30, 1996 and 1995, have been restated to reflect a two-for-one stock split. The record date for the stock split was April 30, 1996, and the new shares were issued May 15, 1996.

                          (Intentionally left blank)

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                                 June 30, 1996

FINANCIAL CONDITION

     The financial statements reflect the Corporation's continued growth within the Bank's traditional markets and expansion into new market areas. The Kendallville office of the Bank was opened on May 29, 1996, and a free-standing ATM in the Linwood Plaza, Goshen, Indiana, was opened on July 16, 1996. Construction continues on the Hubbard Hill office and it is anticipated this office will open during the third quarter of 1996. The Bank has also purchased property at 1208 N. Nappanee Street, Elkhart, Indiana, with the intent of establishing a full-service branch at that location.

     Total assets of the Corporation were $613,827,000 as of June 30, 1996. This is an increase of $45,248,000 or 8.0 percent from $568,579,000 reported at December 31, 1995. Total loans were $349,516,000 at June 30, 1996. This is an increase of $21,899,000 or 6.7 percent from the December 31, 1995, balance. Total securities (including available-for-sale (AFS) and held-to-maturity
(HTM)) increased $7,502,000 or 3.8 percent to $203,510,000 as of June 30, 1996, from $196,008,000 at December 31, 1995. Earning assets increased to $548,494,000 at June 30, 1996. This is an increase of $29,486,000 or 5.7 percent from the December 31, 1995, total of $519,008,000.

     Total deposits and securities sold under agreements to repurchase (repurchase agreements) consist primarily of funds generated within the Bank's primary market area as defined by its Community Reinvestment Act (CRA) statement. At June 30, 1996, these funds totaled $541,862,000. This represented a $51,777,000 or 10.6 percent increase from December 31, 1995. The growth has been primarily in certificates of deposit and repurchase agreements. Certificates of deposit increased $37,460,000 or 14.1 percent from the balance at December 31, 1995. The repurchase agreement balance increased $15,428,000 or 26.5 percent from the balance at December 31, 1995. The repurchase agreement balance is a combination of fixed rate contracts and a variable rate repurchase agreement product. In addition to these local funding sources, the Bank borrows modestly through the Treasury, Tax and Loan program, occasionally through federal fund lines with correspondent banks and through term advances from the Federal Home Loan Bank of Indianapolis (FHLB).

Including these non-local sources, funding totaled $569,629,000 at June 30, 1996. This is a $43,132,000 or 8.2 percent increase from $526,497,000 reported at December 31, 1995.

     On an average daily basis, total earning assets increased 14.5 percent and 14.5 percent for the three month period and the six month period ended June 30, 1996, respectively, as compared to similar periods ended June 30, 1995. On an average daily basis, total deposits and purchased funds increased
14.5 percent and 14.0 percent for the three month period and six month period ended June 30, 1996, as compared to the three month period and six month period ended June 30, 1995.

     The Bank's investment portfolio consists of U.S. Treasuries, agencies, mortgage-backed securities, municipal bonds, and corporates. During 1996, new investments have been primarily U.S. Treasuries, municipal bonds and mortgage-backed securities. At June 30, 1996, and December 31, 1995, the Bank's investment in mortgage-backed securities comprised approximately 62.9 and 67.0 percent, respectively, of the total securities and consisted mainly of CMO's and mortgage pools issued by GNMA, FNMA and FHLMC. As such, these securities are backed directly or indirectly by the Federal Government. All mortgage-backed securities purchased conform to the FFIEC high risk standards which prohibit the purchase of securities that have excessive price, prepayment, extension and original life risk characteristics. The Bank uses Bloomberg analytics to evaluate and monitor all purchases. At June 30, 1996, the mortgage-backed securities in the HTM portfolio had a three year average life, with approximately 9 percent price volatility should rates move up or down 300 basis points. The mortgage-backed securities in the AFS portfolio had a two year average life and a potential for approximately 6 percent price depreciation should rates increase 300 basis points and approximately 4 percent price appreciation should rates move down 300 basis points. As of June 30, 1996, all mortgage-backed securities continue to be in compliance with FFIEC guidelines and are performing in a manner consistent with management's original expectations.

     The Bank's AFS portfolio is managed with consideration given to factors such as the Bank's capital levels, growth prospects, asset/liability structure and liquidity needs. At June 30, 1996, the AFS portfolio constituted 40.9 percent of the total security portfolio. During the first six months of 1996 purchases for the HTM and AFS portfolios were $10,343,000 and $8,311,000, respectively. At June 30, 1996, the net after-tax unrealized loss in the AFS portfolio included in stockholders' equity was $108,000, a decrease of $739,000 from the unrealized gain included in stockholders' equity at December 31, 1995. Since the securities portfolio is primarily fixed rate, a negative equity adjustment is anticipated whenever interest rates increase. Future investment activity is difficult to predict, as it is dependent upon loan and deposit trends.

     As previously indicated, total loans increased $21,899,000 to $349,516,000 as of June 30, 1996, from $327,617,000 at December 31, 1995. Loan growth is net of loans reclassified to other real estate. The Bank continues to experience good loan demand. Commercial loans at June 30, 1996, increased
7.2 percent from the level at December 31, 1995. Retail loans at June 30, 1996, increased 10.7 percent from December 31, 1995. Real estate loans (excluding mortgages held-for-sale) decreased less than one percent from December 31, 1995. The balances in the real estate loan portfolio are impacted by the sale of real estate mortgages in the secondary market and the level of refinance and new mortgage activity in the existing rate environment.

     The Bank had 60.1 percent of its loans concentrated in commercial loans at June 30, 1996, and 59.8 percent at December 31, 1995. Traditionally, this type of lending may have more credit risk than other types of lending. This is attributed to the fact that individual commercial loans are generally larger than residential real estate and retail loans, and because the type of borrower and purpose of commercial loans are not as homogeneous as with residential and retail customers. The Bank manages this risk by pricing to the perceived risk of each individual credit, and by diversifying the portfolio by customer, product, industry and geography. Customer diversification is accomplished through a relatively low administrative loan limit of $4,000,000. Product diversification is accomplished by offering a wide variety of financing options. Management reviews the loan portfolio to ensure loans are diversified by industry. The loan portfolios are distributed throughout the Bank's principal trade area, which encompasses eight counties in Indiana. Other than loans disclosed elsewhere in this filing as past-due, nonaccrual or restructured, the Bank is not aware of any loans classified for regulatory purposes at June 30, 1996, that are expected to have a material impact on the Bank's future operating results, liquidity or capital resources. The Bank is not aware of any material credits in which there is serious doubt as to the borrower's ability to comply with the loan repayment terms, other than those disclosed as past due, nonaccrual or restructured.

     The Bank continues to actively serve the mortgage needs of its CRA defined market area by originating both conforming and nonconforming real estate mortgages. During the first six months of 1996 the Bank originated mortgages for sale totaling $11,784,000 as compared to $4,043,000 during the first six months of 1995. This program of mortgage sales continues to produce the liquidity needed to meet the mortgage needs of the markets served by the Bank, and to generate a long-term servicing portfolio. As a part of the CRA commitment to making real estate financing available in all markets, the Bank continues to originate non-conforming loans which are held to maturity or prepayment. The Bank also meets the mortgage needs of low and moderate income families by originating mortgages for sale to the FHLMC Affordable Gold program.

     Loans renegotiated as troubled debt restructuring are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan. Loans renegotiated as troubled debt restructuring totaled $1,404,000 at June 30, 1996, as compared to $1,432,000 at December 31, 1995. The loans classified as troubled debt restructuring at June 30, 1996, are performing in accordance with the modified terms.

     The Indiana State legislature has enacted laws relating to a state chartered bank's legal lending limit, by adopting the basic regulations applied by the Office of the Comptroller of the Currency (OCC) to national banks. These guidelines set overall limits on lending activity, but actual bank limits are subject to Board of Director approval. Based upon these new regulations, the Bank's June 30, 1996 legal loan limit was approximately $6,600,000. The legal loan limit will continue to increase as the Bank's combined equity and allowance for loan losses continues to increase. At its January 9, 1996 meeting, the Bank's Board of Directors modestly increased the Bank's policy limit by $500,000, to $4,000,000 for any one borrower. With a relatively low administrative loan limit of $4,000,000, the Bank's loan portfolios consist primarily of loans to consumers and small businesses.

     For the first six months of 1996, deposits have been increasing faster than loans. However, the increase in loans is affected by the sale of mortgage loans in the secondary market as discussed earlier. While demand accounts have increased $2,811,000 during the first six months of 1996, other transaction accounts have decreased $3,922,000 during the same period. During this period there has been significant increases in time deposits and in repurchase agreements which increased $37,460,000 or 14.1 percent and $15,428,000 or 26.5 percent respectively, reflecting consumer preferences and the current rate environment. During this six month period, loans increased $21,899,000 or 6.7 percent. As a result of these loan and deposit trends, the Bank's average daily loans/deposits ratio amounted to 75.8 percent at June 30, 1996, which is unchanged from the ratio at year-end 1995. The Bank's average daily loans/total deposits and repurchase agreements ratio amounted to 68.7 percent at June 30, 1996. This is an increase from 67.8 percent at year-end 1995.

     The Bank, through its Asset/Liability Committee (ALCO), manages interest rate risk by monitoring both its GAP position and the computer simulated earnings impact of various rate scenarios. The Bank then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit ALCO needs. The current long-term guideline approved by the Board of Directors defines a neutral rate sensitivity ratio (GAP/Total Assets) as plus or minus 20 percent. However, the ALCO is authorized to manage this ratio outside these limits on a short-term basis, as the committee's expectation of interest rates dictates. Management has estimated that as of June 30, 1996, the Bank's GAP/Total Assets ratios were (7.3) percent, (11.5) percent, and (13.5) percent for the three, six, and twelve month time periods, respectively. For this analysis, savings accounts have been assumed to be repriceable beyond twelve months, and therefore are not included as repriceable liabilities in each of these ratios. The December 31, 1995, three, six, and twelve month GAP ratios were (5.2) percent, (11.7) percent, and (12.8) percent respectively.

     Management supplements the GAP analysis with a computer simulation approach to manage the interest rate risk of the Bank. This computer simulation analysis measures the net interest income impact of a 300 basis point change in interest rates during the next 12 months. If the change in net interest income is less than 3 percent of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At June 30, 1996, the Bank's potential pretax exposure was within the Bank's policy limit. This policy was last reviewed and approved by the Board of Directors in May, 1996.

     The Bank is a member of the FHLB of Indianapolis. Membership has enabled the Bank to participate in the housing programs sponsored by the FHLB, thereby enhancing the Bank's ability to offer additional programs throughout its trade area. At its meeting in March, 1996, the Board of Directors of the Bank passed a resolution authorizing the Bank to borrow up to $50 million under the FHLB program. As of June 30, 1996, the borrowings from the FHLB totaled $19,432,000 with $1,300,000 due June 24, 2003, $8,132,000 due January 14, 1997, and
$10,000,000 due December 18, 1998. All borrowings are collateralized by residential real estate mortgages. Membership in the FHLB requires an equity investment in FHLB stock. The amount required is computed annually, and is based upon a formula which considers the Bank's total investment in residential real estate loans, mortgage-backed securities and any FHLB advances outstanding at year-end. The Bank's investment in FHLB stock at June 30, 1996, was $1,934,700.

     The Federal Deposit Insurance Corporation's (FDIC) risk based capital regulations require that all banks maintain an 8.0 percent Tier II risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0 percent Tier I leverage capital ratio, a 6.0 percent Tier I risk based capital ratio and a 10.0 percent Tier II risk based capital ratio. As of June 30, 1996, the Bank's ratios were 6.3 percent, 10.1 percent and 11.3 percent, respectively, excluding the SFAS No. 115 adjustment. These are comparable to the ratios of 6.3 percent, 10.1 percent and 11.4 percent reported at December 31, 1995, respectively, and ratios of 6.3 percent, 10.1 percent and 11.3 percent reported at June 30, 1995, respectively. All ratios continue to be above "well capitalized" levels.

     The Bank was examined by the Indiana Department of Financial Institutions
(DFI) as of March 31, 1995, in June, 1995. The Bank was also examined by the FDIC as of March 31, 1996, in June, 1996. Management is not aware of any regulatory recommendations that if implemented would have a material effect on liquidity, capital or results of operations.

     Total stockholders' equity increased $2,255,000 or 6.1 percent from December 31, 1995, to $39,009,000 at June 30, 1996. Net income of $3,218,000, less dividends of $639,000, and plus the change in the unrealized net gain
(loss) on securities available for sale of $(739,000), and $415,000 from the issuance of common stock comprise this increase.

     Total Bank assets have grown from $300,126,000 at June 30, 1991, to $613,827,000 at June 30, 1996. This is an increase of $313,701,000 or 104.5 percent which equates to a 14.6 percent rate of growth per year. Stockholders' equity has increased from $19,822,000 to $39,009,000 for the same time period. That is an increase of $19,187,000 or 96.8 percent which equates to a 14.5 percent rate of growth per year. Net income for the six months ended June 30, 1991, compared to the net income for the same period of 1996, increased $1,954,000 or 154.6 percent from $1,264,000 to $3,218,000. From June 30, 1991, to June 30, 1996, the number of Lake City Bank offices increased from 18 to
31. This growth has been funded through results of operation and existing capital. Management anticipates the Bank will continue to fund its growth from current capital and results of operations. However, should the need arise, the Corporation would have the ability to issue additional stock as a means of pursuing growth.

RESULTS OF OPERATIONS

Net Interest Income

     For the six month period ended June 30, 1996, total interest and dividend income increased $2,287,000 or 11.5 percent to $22,201,000, from $19,914,000 during the same six months of 1995. Interest and dividend income increased

$1,011,000 or 9.9 percent for the three month period ended June 30, 1996, as compared to the three month period ended June 30, 1995. Daily average earning assets for the first two quarters of 1996 increased to $542,199,000, a 14.5 percent increase over the same period in 1995. For the second quarter alone, the daily average earning assets increased to $551,001,000 or 14.5 percent as compared to the daily average earning assets of the second quarter of 1995. The tax equivalent yields on average earning assets decreased by 23 basis points for the six month period ended June 30, 1996, when compared to the same respective period of 1995. For the three month period ended June 30, 1996, this yield decreased 36 basis points over the yield for the three month period ended June 30, 1995.

     The decline in the yield on average earning assets was mainly due to declining interest rates. The Bank's investment portfolio, which is primarily fixed rate, experienced only a 1 basis point reduction in yield between the first six months of 1996 and the first six months of 1995. However, the Bank's home equity portfolio and most of the commercial portfolio are variable rate and are tied to the Bank's base rate which is based upon the prime rate. The average prime rate was 62 basis points lower during the first six months of 1996 when compared to the same period of 1995. This resulted in a 39 basis point reduction in the overall tax equivalent yield on loans for the first two quarters of 1996 as compared to the first two quarters of 1995. Offsetting this yield reduction was good loan demand. Strong local economies, combined with lower interest rates, produced growth in average daily loan balances of
15.4 percent between the first two quarters of 1996 and the same period of 1995. This growth in loan balances, coupled with the decline in average yield, resulted in a 11.4 percent increase in total loan income to $15,942,000 during the first six months of 1996, from $14,310,000 reported for the first six months of 1995. For the three months ended June 30, 1996, as compared to the same period for 1995, loan income increased $665,000 or 9.0 percent from $7,428,000 to 8,093,000.

     Total security income amounted to $6,199,000 for the six month period ended June 30, 1996, and $3,147,000 for the three month period ended June 30, 1996. This compares to the $5,514,000 and $2,803,000 recorded for the same periods in 1995. These increases in income reflect increases in average daily balances of 14.5 percent and 14.5 percent, respectively. The security yields remained relatively unchanged when comparing the yields for the six and three months ending June 30, 1996, to the same periods for 1995. For both the six and the three month comparisons the tax equivalent yield decreased only 1 basis point.

     Income from short-term investments amounted to $60,000 for the six month period ended June 30, 1996 and $27,000 for the three month period ended June

30, 1996. This compares to $90,000 and $25,000 for the same respective periods in 1995. The differences in the short-term investment income for the six months ending June 30, 1996, compared to the six months ending June 30, 1995, results from a lower average balance in short-term investments during the six months of 1996, along with an 11 basis point reduction in the tax equivalent yield. The slightly higher income for the three months ending June 30, 1996, as compared to the three months ending June 30, 1995, is due to a $181,000 increase in the average daily balance partially offset by a 6 basis point reduction in the tax equivalent yield.

     Total interest expense increased $1,408,000 or 14.0 percent to $11,449,000 for the six month period ended June 30, 1996, from $10,041,000 for the six month period ended June 30, 1995, and it increased $522,000 or 10.0 percent for the three month period ended June 30, 1996, from the $5,232,000 for the three month period ended June 30, 1995. This is a result of the overall growth of deposits and the change in the deposit mix. On an average daily basis, total deposits (including demand deposits) increased 14.1 percent and 13.6 percent for the six and three month periods ended June 30, 1996, as compared to the similar periods ended June, 1995. When comparing these same periods, the average daily balances of the demand deposit accounts rose $8,115,000 and $9,419,000, respectively, while the average daily balances of savings and transaction accounts combined declined $1,207,000 and $976,000, respectively. The average daily balance of time deposits, which pay a higher rate of interest as compared to demand deposit and transaction accounts, increased $53,451,000 and $49,580,000 for the six and three months ended June 30, 1996, compared to the six and three months ended June 30, 1995. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 14.0 percent and 14.5 for the six and three month periods ended June 30, 1996, as compared to the six and three month periods ended June 30, 1995. The Corporation's daily cost of funds during the six month period ended June 30, 1996, remained unchanged as compared to the same period of 1995, but decreased 17 basis points when comparing the three month periods ended June 30, 1996, and June 30, 1995.

     The net effect of all factors affecting total interest and dividend income and total interest expense was to increase net interest income. For the six month period ended June 30, 1996, net interest income totaled $10,752,000, an increase of 8.9 percent or $879,000 over the first six months of 1995. For the three month period ended June 30, 1996, net interest income totaled $5,513,000, an increase of $489,000 or 9.7 percent over the three months ended June 30, 1995.

     The variation in net interest income reflects both local and national market conditions as well as the ALCO's efforts to manage the margin and asset growth.

Provision for Loan Losses

     It is the policy of the Bank to maintain the allowance for loan losses at a level that is deemed appropriate based upon loan loss experience, the nature of the portfolio, the growth expected for the portfolio and the evaluation of the economic outlook for the current year and subsequent years. Special consideration is given to nonperforming and nonaccrual loans as well as factors that management feels deserve recognition during the entire life of the portfolio. For several years, the Bank has maintained a quarterly loan review program designed to provide reasonable assurance that the allowance is maintained at an appropriate level and that changes in the status of loans are reflected in the financial statements in a timely manner. The adherence to this policy may result in fluctuations in the provision for loan losses. Consequently, the increase in net interest income before provision for loan losses, discussed above, may not necessarily flow through to the net interest income after provision for loan losses.

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

     Given this methodology for determining the adequacy of the loan loss reserve, the provision for loan losses was the same in 1996, as compared to 1995. The provision amounted to $60,000 for each of the six month periods ended June 30, 1996 and 1995. These provisions reflect the levels of past due accruing loans (90 days or more). They also reflect the immaterial levels of nonaccrual loans over the same periods. These levels of non-performing loans reflect both the general economic conditions that have promoted growth and expansion in the Bank's trade area during the last several years, and a credit risk management strategy that promotes diversification.

     At June 30, 1996, 73.3 percent of the Bank's allowance for loan losses was classified as unallocated as compared to 74.2 percent classified as unallocated at December 31, 1995. To a large extent, this reflects the growth in total loans with the concentration of growth in the commercial loan portfolio. With the commercial loan growth and the expansion into new markets, management believes that it is prudent to continue to provide for loan losses, due to the inherent credit risk involved with the commercial loan portfolio.

     As of June 30, 1996, loans delinquent 30 days or more that were included in the accompanying financial statements as accrual loans totaled approximately $2,245,000. At June 30, 1996, there were loans totaling $160,000 on nonaccrual. At December 31, 1995, there was $1,435,000 in loans delinquent 30 days or more included as accruing loans in the financial statements and $532,000 in nonaccrual loans. During the second quarter of 1996, loans totaling $272,000 and included in nonaccrual loans at December 31, 1995, were transferred into other real estate owned.

     Following is a summary of the loan loss experience for the six months ending June 30, 1996, and the year ending December 31, 1995.

                                                June 30,     December 31,
                                                  1996           1995
                                             -------------  -------------
                                                    (in thousands)

Amount of loans outstanding                  $     349,516  $     327,617
                                             -------------  -------------
Average daily loans outstanding for the
  period                                     $     339,254  $     309,241
                                             -------------  -------------

Allowance for loan losses at the
  beginning of the period                    $       5,472  $       4,866

Charge-offs
 Commercial                                            123            137
 Real estate                                             0             48
 Installment                                            56            112
 Credit card and personal lines of credit               19             58
                                             -------------  -------------
    Total charge-offs                                  198            355

Recoveries
 Commercial                                              3             26
 Real estate                                             0              0
 Installment                                            26             63
 Credit card and personal lines of credit                2              6
                                             -------------  -------------
    Total recoveries                                    31             95
                                             -------------  -------------
Net charge-offs (recoveries)                           167            260

Purchase loan adjustment                                 0            746

Provision charged to expense                            60            120
                                             -------------  -------------
Allowance for loan losses at the end of
 the period                                  $       5,365  $       5,472
                                             =============  =============

Ratio of net charge-offs during the period
 to average daily loans during the period
 Commercial                                         0.04%          0.03%
 Real estate                                        0.00%          0.01%
 Installment                                        0.01%          0.02%
 Credit card and personal credit lines              0.00%          0.02%
                                             -------------  -------------
 Total                                              0.05%          0.08%
                                             =============  =============

     The purchase loan adjustment was the result of the acquisition of Gateway Bank in July, 1995.

     Net interest income after provision for loan losses totaled $10,692,000 and $5,483,000 for the six and three month periods ended June 30, 1996. This represents increases of 9.0 percent and 9.8 percent over the same respective periods ended June 30, 1995.

Noninterest Income

     Total noninterest income increased $693,000 or 32.4 percent to $2,831,000 for the six month period ended June 30, 1996, from $2,138,000 recorded for the six month period ended June 30, 1995. Total noninterest income for the three month period ended June 30, 1996, was $1,477,000 which was $389,000 or 35.8 percent higher than the noninterest income for the three months ended June 30, 1995.

     Trust fees, which represent basic recurring service fee income, increased $107,000 or 27.3 percent to $499,000 for the six month period ended June 30, 1996, as compared to $392,000 for the first six months of 1995. For the three month period ended June 30, 1996, trust fees were $213,000, an increase of $46,000 over the fees for the same period in 1995. The major fee increases were in testamentary trust fees, employee benefit plan fees and stock transfer service fees.

     Service charges on deposit accounts increased 15.6 percent or $171,000 during the six month period ended June 30, 1996, totaling $1,270,000, as compared to the same period in 1995. These service charges increased $115,000 for the three month period ended June 30, 1996, over the amount recorded for the three month period ended June 30, 1995. Fees on the LCB Club account (the Bank's low cost checking account service) and overdraft fees were the primary sources for the increase. Adjustments to the schedule of deposit account fees also contributed to this increase.

     Other income (net) consists of normal recurring fee income, as well as other income that management classifies as nonrecurring. Other income (net) increased 37.1 percent or $229,000 to $847,000 for the six month period ended June 30, 1996, as compared to the same period in 1995. It increased $139,000 or 44.0 percent for the three months ended June 30, 1996, as compared to the same months in 1995. Recurring components of other income increased 31.6 percent during the first six months of 1996, as compared to the first six months of 1995, and increased 53.7 percent for the three months of the second quarter of 1996, as compared to the three months of the second quarter of 1995. The major increase for the first six months was in mortgage service fees. The nonrecurring components of other income increased $68,000 or 66.0 percent for the first six months of 1996, as compared to the same period in 1995. The majority of this increase was from other real estate owned income.

     The profits from the sale of mortgages during the six month period ended June 30, 1996, totaled $221,000, as compared to $52,000 during the same period in 1995. For the second quarter of 1996 only, these profits were $121,000 as compared to $35,000 for the same period in 1995. These increases from the prior periods are a reflection of a lower rate environment which has increased the volume of mortgages originated and the adoption of SFAS No. 122. The impact of adopting SFAS No. 122 was to increase the profits on the sale of mortgage loans during the first six months of 1996 by approximately $126,000.

     Net investment security gains (losses) amounted to $(6,000) and $(4,000) for the six and three month periods ended June 30, 1996, as compared to $(23,000) and $(7,000) for the six and three month periods ended June 30, 1995. In the first six months of 1996 and 1995, special calls of zero coupon bonds were responsible for these small losses. Additional calls are expected in future periods.

Noninterest Expense

     Noninterest expense increased $584,000 or 7.4 percent to $8,497,000 for the six month period ended June 30, 1996, as compared to the first six months of 1995. Noninterest expense increased $186,000 or 4.6 percent when comparing the three months ended June 30, 1996, to the three months ended June 30, 1995.

     For the six months ended June 30, 1996, salaries and employee benefits increased to $4,618,000, a $593,000 increase or 14.7 percent as compared to the first six months of 1995. When comparing the three months ended June 30, 1996, to the same period in 1995, the increase was $321,000 or 15.6 percent. These increases reflect the staffing of the Middlebury, LaGrange, Elkhart Concord, Rochester and Kendallville locations, as well as normal salary increases. Full-time equivalent employees increased to 310 at June 30, 1996, from 284 at June 30, 1995.

     For the six and three month periods ended June 30, 1996, occupancy and equipment expenses were $1,413,000 and $690,000 respectively, a $161,000 increase or 12.9 percent and $58,000 or 9.2 percent from the same periods one year ago. This performance reflects the ordinary timing differences incurred with these types of expenses, as well as additional occupancy expense related to the new locations added in 1996 and 1995. These expenses are expected to continue to increase in 1996 with the Bank's continued growth and expansion.

     For the six month period ended June 30, 1996, other expenses totaled $2,466,000 as compared to $2,636,000 during the same period in 1995. This is a decrease of 6.5 percent or $170,000. For the second quarter of 1996 as compared to the second quarter of 1995 the decrease was $193,000 or 13.8 percent. Increases in business development, data processing, supplies, telephone, postage and other miscellaneous expenses were offset by a decline in professional and regulatory fees. When comparing the six months ended June 30, 1996, to the six months ended June 30, 1995, other expenses, excluding professional and regulatory fees, increased $286,000. This was offset by a $456,000 decrease in professional and regulatory fees resulting from the reduction in FDIC insurance fees. When comparing the three months ended June 30, 1996, to the three months ended June 30, 1995, other expense, excluding professional and regulatory fees, increased $44,000. This was offset by a $237,000 decrease in professional and regulatory fees resulting from the reduction in FDIC insurance fees.

Income Before Income Tax Expense

     As a result of the above factors, income before income tax expense increased to $5,026,000 for the first six months of 1996, as compared to $4,038,000 for the same period in 1995. This is an increase of $988,000 or
24.5 percent. For the three months ended June 30, 1996, as compared to the three months ended June 30, 1995, the increase in income before income tax expense was $692,000 or 34.7 percent.

Income Tax Expense

     Income tax expense increased to $1,808,000 for the first six months of 1996, as compared to $1,385,000 for the same period in 1995. This is a $423,000 or 30.5 percent increase. Income tax expense for the second quarter of 1996 increased $325,000 or 50.2 percent as compared to the second quarter of 1995.

     The combined State franchise tax expense and the Federal income tax expense as a percent of income before income tax expense increased to 36.0 percent during the first six months of 1996, as compared to 34.3 percent during the same period in 1995. It increased to 36.2 percent for the three months ended June 30, 1996, as compared to 32.5 percent for the same three months in 1995. Currently the State franchise tax rate is 8.5 percent and is a deductible expense for computing Federal income tax.

Net Income

     As a result of all factors indicated above, net income increased to $3,218,000 for the first six months of 1996, an increase of $565,000 or 21.3 percent from the $2,653,000 recorded over the same period in 1995. Earnings per share for the first six months of 1996 were $1.11 per share as compared to $.92 per share for the first six months of 1995. The 1996 and 1995 earnings per share have been restated to reflect a two-for-one stock split on April 30,

1996. For the three months ended June 30, 1996, net income was $1,714,000 as compared to $1,347,000 for the three months ended June 30, 1995, an increase of $367,000 or 27.2 percent.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                 June 30, 1996

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

     There were no other submissions of matters to a vote by security holders during the quarter ended June 30, 1996.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                 June 30, 1996

                          Part II - Other Information

                          Item 5 - Other Information

     Subsequent to the shareholder approval to increase the common stock of the Corporation, the Board of Directors of the Corporation declared a two-for-one stock split at their regularly scheduled meeting. The record date for the split was April 30, 1996, with new certificates issued on May 15, 1996.

     At their regularly scheduled meeting on May 14, 1996, the Board of Directors of Lakeland Financial Corporation approved the restated Articles of Incorporation and the restated By-Laws of Lakeland Financial Corporation.

     At their regularly scheduled meeting on June 11, 1996, the Board of Directors of Lake City Bank approved the restated Articles of Incorporation and the restated By-Laws of Lake City Bank.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                 June 30, 1996

                          Part II - Other Information

                   Item 6 - Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report:

     Exhibit 3(i) Restated Articles of Incorporation of Lakeland Financial Corporation

     Exhibit 3(i)    Restated Articles of Incorporation of Lake City Bank

     Exhibit 3(ii)   Restated By-Laws of Lakeland Financial Corporation

     Exhibit 3(ii)   Restated By-Laws of Lake City Bank

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed by the Registrant during the last 32 weeks ending August 9, 1996.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                 June 30, 1996

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



                                    LAKELAND FINANCIAL CORPORATION
                                            (Registrant)




Date: August 9, 1996                R. Douglas Grant
                                    R. Douglas Grant - President




Date: August 9, 1996                Terry M. White
                                    Terry M. White - Secretary/Treasurer

                                 EXHIBIT INDEX

   Exhibit
     No.       Description                                  Page
   -------     -------------------------------------------  -------

    3(i)       Restated Articles of Incorporation of
               Lakeland Financial Corporation

    3(i)       Restated Articles of Incorporation of
               Lake City Bank

    3(ii)      Restated By-Laws of Lakeland Financial
               Corporation

    3(ii)      Restated By-Laws of Lake City Bank

    27         Financial Data Schedule (EDGAR filing only)