Form 10-K
period 1996-12-31
LAKELAND FINANCIAL CORP
filed 1997-03-13
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the fiscal year ended December 31, 1996
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _____________ to ____________________

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

                                    COMMON
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant, computed solely for the purposes of this requirement on the basis of the book value at February 28, 1997, and assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates": $40,422,606.

     Number of shares of common stock outstanding at February 28, 1997:
2,903,799

                            Cover page 1 of 2 pages

                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the following documents are incorporated by reference in the Part of 10-K indicated:

        Part                                 Document

     I, II & IV             Lakeland Financial Corporation's Annual Report to
                            Shareholders for year ended December 31, 1996, parts of which are incorporated into Parts I, II and IV of this Form 10-K.


        III Proxy statement mailed to Shareholders on March 13, 1997, which is incorporated into Part III of this Form 10-K.


























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

     The Bank's main banking office is located at 202 East Center Street, Warsaw, Indiana. As of December 31, 1996, the Bank had nine branch offices and one drive-up facility in Kosciusko County, eight branch offices in Elkhart County, three branch offices in Noble County, three branch offices in Wabash County, two branch offices in LaGrange County, two branch offices in Marshall County, one branch office in Whitley County and two branch offices and one drive-up facility in Fulton County. The Bank's operations center is located at 113 East Market Street, Warsaw, Indiana.

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

     The Bank's service area is described as all of Kosciusko, Elkhart, LaGrange, Noble and Wabash Counties and portions of Marshall, Fulton, Miami, Huntington and Whitley Counties. In addition to the banks located within its service area, the Bank also competes with savings and loan associations, credit unions, farm credit services, finance companies, personal loan companies, insurance companies, money market funds, and other non-depository financial intermediaries. Also, financial intermediaries such as money market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions and accordingly may have an advantage in competing for funds.

     The Bank competes with other major banks for the large commercial deposit and loan accounts. The Bank is presently subject to an aggregate maximum loan limit to any single account in the amount of $7,012,000 pursuant to Indiana law. This maximum prohibits the Bank from providing a full range of banking services to those businesses or personal accounts whose borrowing periodically exceed this amount. In order to retain at least a portion of the bank business of these large borrowers, the Bank maintains correspondent relationships with other financial institutions. The Bank also participates with local and other banks in the placement of large borrowings in excess of its lending limit. The Bank is also a member of the Federal Home Loan Bank of Indianapolis in order to broaden its mortgage lending and investment activities and to provide additional funds, if necessary, to support these activities.

FOREIGN OPERATIONS

     The Bank has no investments with any foreign entity other than a nominal demand deposit account which is maintained with a Canadian bank in order to facilitate the clearing of checks drawn on banks located in that country. There are no foreign loans.


EMPLOYEES

     At December 31, 1996, the Registrant, including its subsidiary corporation, had approximately 320 full time equivalent employees. Benefit programs include a pension plan, 401(k) plan, group medical insurance, group life insurance and paid vacations. The bank is not a party to any collective bargaining agreement, and employee relations are considered good.

INDUSTRY SEGMENTS

     The Registrant and the Bank are engaged in a single industry and perform a single service -- commercial banking. On the pages that follow are tables which set forth selected statistical information relative to the business of the Registrant.



                          (Intentionally Left Blank)

                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                             INTEREST RATES AND INTEREST DIFFERENTIAL
                                                     (in thousands of dollars)

                                                                       1996                                   1995
                                                       ------------------------------------   ------------------------------------
                                                         Average     Interest                   Average     Interest
                                                         Balance      Income       Yield*       Balance      Income       Yield*
                                                       ----------   ----------   ----------   ----------   ----------   ----------
ASSETS

Earning assets:
    Trading account investments                        $        0   $        0        0.00%   $        0   $        0        0.00%

    Loans:
         Taxable **                                       349,336       32,724        9.37       305,806       29,859        9.76
         Tax Exempt *                                       3,475          373       10.73         3,435          389       11.32

    Investments:
         Taxable                                          181,411       11,348        6.26       170,788       10,723        6.28
         Tax Exempt *                                      22,626        2,088        9.23        16,724        1,572        9.40

   Short-term investment                                    4,250          226        5.32         3,293          192        5.83

   Interest bearing deposits                                  213           19        8.92           108           10        9.26
                                                       ----------   ----------   ----------   ----------   ----------   ----------
Total Earning Assets                                   $  561,311   $   46,778        8.33%   $  500,154   $   42,745        8.55%
                                                                                 ==========                             ==========
Nonearning assets:
   Cash and due from banks                                 24,533            0                    20,725            0

   Premises and equipment                                  14,724            0                    12,386            0

   Other assets                                             9,424            0                     7,668            0

   Less: allowance for loan losses                         (5,382)           0                    (5,238)           0
                                                       ----------   ----------                ----------   ----------
Total assets                                           $  604,610   $   46,778                $  535,695   $   42,745
                                                       ==========   ==========                ==========   ==========

* Tax exempt income converted to fully taxable equivalent basis at a 34 percent tax rate for 1996 and 1995. Tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983, includes TEFRA adjustment applicable to nondeductible interest expenses. Nonaccrual loans are included in the above analysis as earning assets - loans.

**Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 1996, and
1995, are included as taxable loan interest income.

                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (cont.)
                                                     (in thousands of dollars)

                                                                       1995                                   1994
                                                      -------------------------------------   ------------------------------------
                                                         Average     Interest                   Average     Interest
                                                         Balance      Income       Yield*       Balance      Income        Yield*
                                                       ----------   ----------   ----------   ----------   ----------   ----------
ASSETS

Earning assets:
    Trading account investments                        $        0   $        0        0.00%   $        0   $        0        0.00%

    Loans:
         Taxable **                                       305,806       29,859        9.76       267,604       23,658        8.84
         Tax Exempt *                                       3,435          389       11.32         3,787          413       10.91

    Investments:
         Taxable                                          170,788       10,723        6.28       149,049        8,842        5.93
         Tax Exempt *                                      16,724        1,572        9.40        11,436        1,102        9.64

   Short-term investment                                    3,293          192        5.83         3,551          152        4.28

   Interest bearing deposits                                  108           10        9.26            98            3        3.06
                                                       ----------   ----------   ----------   ----------   ----------   ----------
Total earning assets                                   $  500,154   $   42,745        8.55%   $  435,525   $   34,170        7.85%
                                                                                 ==========                             ==========
Nonearning assets:
   Cash and due from banks                                 20,725            0                    18,164            0

   Premises and equipment                                  12,386            0                    10,104            0

   Other assets                                             7,668            0                     7,508            0

   Less: allowance for loan losses                         (5,238)           0                    (4,417)           0
                                                       ----------   ----------                ----------   ----------
Total assets                                           $  535,695   $   42,745                $  466,884   $   34,170
                                                       ==========   ==========                ==========   ==========

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

                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (cont.)
                                                     (in thousands of dollars)


                                                                       1996                                   1995
                                                       ------------------------------------   ------------------------------------
                                                         Average     Interest                   Average     Interest
                                                         Balance     Expense        Rate        Balance     Expense        Rate
                                                       ----------   ----------   ----------   ----------   ----------   ----------
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities
   Savings deposits                                    $   43,847   $    1,118        2.55%   $   46,123   $    1,069        2.32%

   Interest bearing checking accounts                      53,625        1,178        2.20        55,355        1,333        2.41

  Time deposits
    In denominations under $100,000                       208,499       11,229        5.39       177,992       10,035        5.64
    In denominations over $100,000                         86,137        4,886        5.67        73,449        4,410        6.00

  Miscellaneous short-term borrowings                      78,823        4,213        5.34        66,610        3,803        5.71

  Long-term borrowings                                     19,624        1,113        5.67        17,432          992        5.69
                                                       ----------   ----------   ----------   ----------   ----------   ----------
Total interest bearing liabilities                     $  490,555   $   23,737        4.84%   $  436,961   $   21,642        4.95%
                                                                                 ==========                             ==========
Non-interest bearing liabilities
 and stockholders' equity
  Demand deposits                                          69,459            0                    60,753            0

  Other liabilities                                         5,553            0                     4,897            0

  Stockholders' equity                                     39,043            0                    33,084            0
                                                       ----------   ----------                ----------   ----------
Total liabilities and stock-
  holders' equity                                      $  604,610   $   23,737        3.93%   $  535,695   $   21,642        4.04%
                                                       ==========   ==========   ==========   ==========   ==========   ==========

Net interest differential - yield on average
  daily earning assets                                              $   23,041        4.10%                $   21,103        4.22%
                                                                    ==========   ==========                ==========   ==========

                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (cont.)
                                                     (in thousands of dollars)


                                                                       1995                                   1994
                                                       ------------------------------------   ------------------------------------
                                                         Average     Interest                   Average     Interest
                                                         Balance     Expense        Rate        Balance     Expense        Rate
                                                       ----------   ----------   ----------   ----------   ----------   ----------
LIABILITIES AND STOCK-
HOLDERS' EQUITY

Interest bearing liabilities
   Savings deposits                                    $   46,123   $    1,069        2.32%   $   55,855   $    1,517        2.72%

   Interest bearing checking accounts                      55,355        1,333        2.41        58,945        1,394        2.36

  Time deposits
    In denominations under $100,000                       177,992       10,035        5.64       148,251        6,837        4.61
    In denominations over $100,000                         73,449        4,410        6.00        54,389        2,360        4.34

  Miscellaneous short-term borrowings                      66,610        3,803        5.71        47,220        1,879        3.98

  Long-term borrowings                                     17,432          992        5.69        15,806          900        5.69
                                                       ----------   ----------   ----------   ----------   ----------   ----------
Total interest bearing liabilities                     $  436,961   $   21,642        4.95%   $  380,466   $   14,887        3.91%
                                                                                 =========                              ==========
Non-interest bearing liabilities
 and stockholders' equity
  Demand deposits                                          60,753            0                    52,893            0

  Other liabilities                                         4,897            0                     4,606            0

  Stockholders' equity                                     33,084            0                    28,919            0
                                                       ----------   ----------                ----------   ----------
Total liabilities and stock-
  holders' equity                                      $  535,695   $   21,642        4.04%   $  466,884   $   14,887        3.19%
                                                       ==========   ==========   ==========   ==========   ==========   ==========

Net interest differential - yield on
average
  daily earning assets                                              $   21,103        4.22%                $   19,283        4.43%
                                                                    ==========   ==========                ==========   ==========

                                           ANALYSIS OF CHANGES IN INTEREST DIFFERENTIALS
                                                 (Fully Taxable Equivalent Basis)
                                                     (in thousands of dollars)

                                                      YEAR ENDED DECEMBER 31,

                                                             1996 Over (under) 1995(1)              1995 Over (under) 1994(1)
                                                       ------------------------------------   ------------------------------------
                                                         Volume        Rate         Total       Volume        Rate         Total
                                                       ----------   ----------   ----------   ----------   ----------   ----------
INTEREST AND LOAN FEE INCOME(2)
    Loans:
         Taxable                                       $    4,009   $   (1,144)  $    2,865   $    3,581   $    2,620   $    6,201
         Tax exempt                                             5          (21)         (16)         (39)          15          (24)
    Investments:
         Taxable                                              665          (40)         625        1,344          537        1,881
         Tax exempt                                           544          (28)         516          496          (26)         470

    Short-term investment                                      49          (15)          34          (12)          52           40

    Interest bearing deposits                                   9            0            9            0            7            7
                                                       ----------   ----------   ----------   ----------   ----------   ----------
Total interest income                                       5,281       (1,248)       4,033        5,370        3,205        8,575
                                                       ----------   ----------   ----------   ----------   ----------   ----------
INTEREST EXPENSE
   Savings deposits                                           (48)          97           49         (243)        (205)        (448)
   Interest bearing checking accounts                         (41)        (114)        (155)         (86)          25          (61)

  Time deposits
    In denominations under $100,000                         1,616         (422)       1,194        1,517        1,681        3,198
    In denominations over $100,000                            700         (224)         476          979        1,071        2,050

  Miscellaneous short-term borrowings                         629         (219)         410          935          989        1,924

  Long-term borrowings                                        124           (3)         121           93           (1)          92
                                                       ----------   ----------   ----------   ----------   ----------   ----------
Total interest expense                                      2,980         (885)       2,095        3,195        3,560        6,755
                                                       ----------   ----------   ----------   ----------   ----------   ----------
INCREASE (DECREASE) IN
  INTEREST DIFFERENTIALS                               $    2,301   $     (363)  $    1,938   $    2,175   $     (355)  $    1,820
                                                       ==========   ==========   ==========   ==========   ==========   ==========

(1)  The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 1996, 1995 and 1994. The changes in volume represent "changes in volume times the old rate". The changes in rate represent "changes in rate times old volume". The change in rate/volume were also calculated by "change in rate times change in volume" and allocated consistently based upon the relative absolute values of the changes in volume and changes in rate.
(2)  Tax exempt income converted to fully taxable equivalent basis at a 34 percent tax rate for 1996, 1995 and 1994. Tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983, includes TEFRA adjustment applicable to nondeductible interest expense.

                                                      ANALYSIS OF SECURITIES
                                                     (in thousands of dollars)

     The amortized cost and the fair value of securities as of December 31, 1996, 1995 and 1994 are as follows:

                                                                1996                      1995                      1994
                                                       -----------------------   ----------------------   ------------------------
                                                        Amortized      Fair       Amortized      Fair       Amortized      Fair
                                                          Cost         Value        Cost         Value        Cost         Value
                                                       ----------   ----------   ----------   ----------   ----------   ----------
Securities available-for-sale:
U.S. Treasury securities                               $   31,604   $   31,804   $   27,549   $   27,844   $   26,960   $   25,916
U.S. Government agencies and corporations                     500          507        2,150        2,191        1,000        1,000
Mortgage-backed securities                                 46,002       46,332       48,302       48,843       30,734       28,987
Obligations of state and political
   subdivisions                                             2,081        2,167        2,076        2,176          887          933
Other debt securities                                       1,000        1,032          999        1,066          999        1,026
                                                       ----------   ----------   ----------   ----------   ----------   ----------
   Total debt securities available-for-sale                81,187       81,842       81,076       82,120       60,580       57,862
                                                       ==========   ==========   ==========   ==========   ==========   ==========

Securities held-to-maturity:
U.S. Treasury securities                               $   17,020   $   17,077   $   13,611   $   13,576   $   14,714   $   13,876
U.S. Government agencies and corporations                   2,262        2,362        2,898        3,033        2,034        2,037
Mortgage-backed securities                                 83,811       83,719       77,319       77,471       78,781       73,673
Obligations of state and political
   subdivisions                                            21,172       22,095       19,047       20,077       13,608       13,061
Other debt securities                                       1,009        1,120        1,013        1,171        1,015        1,076
                                                       ----------   ----------   ----------   ----------   ----------   ----------
   Total debt securities held-to-maturity                 125,274      126,373      113,888      115,328      110,152      103,723

Equity securities                                               0            0            0            0            0            0
                                                       ----------   ----------   ----------   ----------   ----------   ----------
   Total securities held to maturity                   $  125,274   $  126,373   $  113,888   $  115,328   $  110,152   $  103,723
                                                       ==========   ==========   ==========   ==========   ==========   ==========

                                                    ANALYSIS OF SECURITIES (cont.)
                                                     (Fully Tax Equivalent Basis)
                                                      (in thousands of dollars)

     The maturity distribution (2) and weighted average yields (1) for debt securities portfolio at December 31, 1996, are as follows:

                                                                                         After One       After Five
                                                                            Within          Year           Years          Over
                                                                             One         Within Five     Within Ten        Ten
                                                                             Year           Years          Years          Years
                                                                         ------------   ------------   ------------   ------------
Securities available-for-sale:

U.S. Treasury securities
  Book value                                                                   10,829         20,775              0              0
  Yield                                                                          5.90           6.06

U.S. Government agencies and corporations
  Book value                                                                      200            300              0              0
  Yield                                                                          7.47           7.78

Mortgage-backed securities
  Book value                                                                        0         10,568          25,065        10,369
  Yield                                                                                         6.74            6.72          6.90

Obligations of state and political
   subdivisions
  Book value                                                                      298            296               0         1,487
  Yield                                                                         11.36          11.74                          8.57

Other debt securities
  Book value                                                                    1,000              0               0             0
  Yield                                                                          9.39
                                                                         ------------   ------------   ------------   ------------
Total debt securities available-for-sale:
  Book value                                                                   12,327         31,939         25,065         11,856
  Yield                                                                          6.34           6.39           6.72           7.11
                                                                         ============   ============   ============   ============
Securities held-to-maturity:

U.S. Treasury securities
  Book value                                                                    6,017         11,003              0              0
  Yield                                                                          5.48           5.86

U.S. Government agencies and corporations
  Book value                                                                      100          2,162              0              0
  Yield                                                                          5.75           7.98

Mortgage-backed securities
  Book value                                                                      402         19,984         36,955         26,470
  Yield                                                                          5.63           7.02           6.20           6.03

Obligations of state and political
   subdivisions
  Book value                                                                       48          1,574            976         18,574
  Yield                                                                          6.56          10.35           8.48           9.03

Other debt securities
  Book value                                                                       0           1,009              0              0
  Yield                                                                                         9.73
                                                                         ------------   ------------   ------------   ------------
Total debt securities held-to-maturity:
  Book value                                                                    6,567         35,732         37,931         45,044
  Yield                                                                          5.51           6.90           6.24           7.30
                                                                         ============   ============   ============   ============

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

                                                    ANALYSIS OF LOAN PORTFOLIO
                                                   Analysis of Loans Outstanding
                                                     (in thousands of dollars)

     The Registrant segregates its loan portfolio into four basic segments: commercial (including agri-business and agricultural loans), real estate mortgages, installment and credit cards (including personal line of credit loans). The loan portfolio as of
December 31, 1996, 1995, 1994, 1993, and 1992 is as follows:

                                                                       1996         1995         1994         1993         1992
                                                                    ----------   ----------   ----------   ----------   ----------
Commercial loans:
     Taxable                                                        $  226,190   $  192,359   $  173,325   $  144,274   $  128,268
     Tax exempt                                                          3,414        3,636        3,207        4,501        5,594

Total commercial loans                                                 229,604      195,995      176,532      148,775      133,862

Real estate mortgage loans                                              60,949       55,948       47,296       49,816       50,413

Installment loans                                                       71,398       58,175       48,228       46,914       36,111

Credit card and line of credit loans                                    20,314       17,499       15,900       14,680       13,816
                                                                    ----------   ----------   ----------   ----------   ----------
  Total loans                                                          382,265      327,617      287,956      260,185      234,202

Less allowance for loan losses                                           5,306        5,472        4,866        4,010        3,095
                                                                    ----------   ----------   ----------   ----------   ----------
   Net loans                                                        $  376,959   $  322,145   $  283,090   $  256,175   $  231,107
                                                                    ==========   ==========   ==========   ==========   ==========

     The real estate mortgage loan portfolio includes construction loans totaling $1,647, $1,224, $426, $223, and $1,164 as of
December 31, 1996, 1995, 1994, 1993 and 1992, respectively. The above loan classifications are based on the nature of the loans as of the loan origination date, and are independent as to the use of the funds by the borrower. There are no foreign loans included in the above analysis.

                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                               Analysis of Loans Outstanding (cont.)
                                                     (in thousands of dollars)

     Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon scheduled maturity of each principal payment. The following table indicated the rate sensitivity of the loan portfolio as of December 31, 1996. The table includes the real estate loans held-for-sale and assumes these loans will not be sold during the various time horizons.


                                                                                                Credit
                                                                                                 Card
                                                                     Real                       and Line
                                                     Commercial     Estate      Installment    of Credit      Total       Percent
                                                     ----------   ----------    -----------   ----------   ----------   ----------
Immediately adjustable interest rates
   or original maturity of one day                   $  169,986   $    2,091     $    7,298   $   17,317   $  196,692        51.3%

Other within one year                                    17,267       24,834         23,731            0       65,832        17.2

After one year, within five years                        38,357       21,737         39,584        2,997      102,675        26.8

Over five years                                           3,676       13,116            785            0       17,577         4.6

Nonaccrual loans                                            318           66              0            0          384         0.1
                                                     ----------   ----------    -----------   ----------   ----------   ----------
  Total loans                                        $  229,604   $   61,844    $    71,398   $   20,314   $  383,160       100.0%
                                                     ==========   ==========    ===========   ==========   ==========   ==========

     A portion of the Bank's loans are short-term maturities. At maturity, credits are reviewed, and if renewed, are renewed at rates and conditions that prevail at the time of maturity.

     Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 1996 amounted to $96,032 and $122,760 respectively.

                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                                   Review of Nonperforming Loans
                                                     (in thousands of dollars)

     The following is a summary of nonperforming loans as of December 31, 1996, 1995, 1994, 1993 and 1992.


                                                                       1996         1995         1994         1993         1992
                                                                    ----------   ----------   ----------   ----------   ----------
PART A - PAST DUE ACCRUING LOANS (90 DAYS OR MORE)

Real estate mortgage loans                                          $      126   $      122   $        0   $        1   $       79

Commercial and industrial loans                                             22           69           16          315          100

Loans to individuals for household,
  family and other personal expenditures                                    68           18           19          346           42

Loans to finance agriculture production
   and other loans to farmers                                                0            0            0            0            0
                                                                    ----------   ----------   ----------   ----------   ----------
  Total past due loans                                                     216          209           35          662          221
                                                                    ----------   ----------   ----------   ----------   ----------

PART B - NONACCRUAL LOANS

Real estate mortgage loans                                                 155           76           18            0            0

Commercial and industrial loans                                            229          456            0            0            0

Loans to individuals for household,
  family and other personal expenditures                                     0            0            0            0            0

Loans to finance agriculture production
   and other loans to farmers                                                0            0            0            0            0
                                                                    ----------   ----------   ----------   ----------   ----------
  Total nonaccrual loans                                                   384          532           18            0            0
                                                                    ----------   ----------   ----------   ----------   ----------
PART C - TROUBLED DEBT RESTRUCTURED LOANS                                1,284        1,432        1,484            0           86
                                                                    ----------   ----------   ----------   ----------   ----------
Total nonperforming loans                                           $    1,884   $    2,173   $    1,537   $      662   $      307
                                                                    ==========   ==========   ==========   ==========   ==========

     Nonearning assets of the Corporation include nonaccrual loans (as indicated above), nonaccrual investments, other real estate, and repossessions which amounted to $1,097 at December 31, 1996.

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

     As of December 31, 1996, loans totaling $384,000 were on nonaccrual status.

PART C - TROUBLED DEBT RESTRUCTURED LOANS

     Loans renegotiated as troubled debt restructuring are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

     Loans renegotiated as troubled debt restructuring totaled $1,284,000 as of December 31, 1996. Interest income of $85,000 was recognized in 1996. Had these loans been performing under the original contract terms, an additional $44,000 would have been reflected in interest income during 1996. The Bank is not committed to lend additional funds to debtors whose loans have been modified.

PART D - OTHER NONPERFORMING ASSETS

     The Bank adopted SFAS No. 114 and SFAS No. 118, 'Accounting by Creditors for Impairment of a Loan' at January 1, 1995. Under these standards, loans considered to be impaired are reduced to the present value of future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as bad debt expense. As part of the loan review process, management reviews all loans classified as 'special mention' or below, as well as other loans that might warrant application of SFAS No. 114 and SFAS No. 118. The effect of adopting these accounting standards on January 1, 1995 was immaterial and at December 31, 1996, no loans were considered as impaired.

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


                Basis For Determining Allowance For Loan Losses


     Management is charged with the responsibility of determining the adequacy of the allowance for loan losses. This responsibility is fulfilled by management in the following ways:

     1. Management reviews the larger individual loans (primarily in the commercial loan portfolio) for unfavorable collectibility factors and assesses the requirement for specific reserves on such credits. For those loans not subject to specific reviews, management reviews previous loan loss experience to establish historical ratios and trends in charge-offs by loan category. The ratios of net charge-offs to particular types of loans enable management to estimate charge-offs in future periods by loan category and thereby establish appropriate reserves for loans not specifically reviewed.

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

     Based upon the above described policy and objectives, $120,000, $120,000 and $795,000 were charged to the provision for loan losses and added to the allowance for loan losses in 1996, 1995 and 1994, respectively.

     The allocation of the allowance for loan losses to the various lending areas is performed by management in relation to perceived exposure to loss in the various loan portfolios. However, the allowance for loan losses is available in its entirety to absorb losses in any particular loan category.








                          (Intentionally Left Blank)

                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                                       Summary of Loan Loss
                                                     (in thousands of dollars)

Following is a summary of the loan loss experience for the years ended December 31, 1996, 1995, 1994, 1993, and 1992.

                                                                       1996         1995         1993         1992         1991
                                                                    ----------   ----------   ----------   ----------   ----------
Amount of loans outstanding, December 31,                           $  382,265   $  327,617   $  287,956   $  260,185   $  234,202
                                                                    ==========   ==========   ==========   ==========   ==========
Average daily loans outstanding during the
   year ended December 31,                                          $  352,811   $  309,241   $  271,391   $  240,466   $  213,599
                                                                    ==========   ==========   ==========   ==========   ==========
Allowance for loan losses, January 1,                               $    5,472   $    4,866   $    4,010   $    3,095   $    2,612
                                                                    ----------   ----------   ----------   ----------   ----------
Loans charged-off
  Commercial                                                               171          137           27           99          446
  Real Estate                                                                0           48            0            4          258
  Installment                                                              158          112           93           97          217
  Credit cards and personal credit lines                                    39           58           15           28           39
                                                                    ----------   ----------   ----------   ----------   ----------
Total loans charged-off                                                    368          355          135          228          960
                                                                    ----------   ----------   ----------   ----------   ----------
Recoveries of loans previously charged-off
  Commercial                                                                12           26          107           40           11
  Real Estate                                                                0            0            1            1            0
  Installment                                                               54           63           81           56           85
  Credit cards and personal credit lines                                    16            6            7            6            7
                                                                    ----------   ----------   ----------   ----------   ----------
Total recoveries                                                            82           95          196          103          103
                                                                    ----------   ----------   ----------   ----------   ----------
Net loans charged-off                                                      286          260          (61)         125          857

Purchase loan adjustment                                                     0          746            0          250            0

Provision for loan loss charged to expense                                 120          120          795          790        1,340
                                                                    ----------   ----------   ----------   ----------   ----------
  Balance December 31,                                              $    5,306   $    5,472   $    4,866   $    4,010   $    3,095
                                                                    ==========   ==========   ==========   ==========   ==========

Ratio of net charge-offs during the period to
average daily loans outstanding
  Commercial                                                            0.03%        0.03%       (0.03)%       0.02%        0.20%
  Real Estate                                                           0.01         0.01         0.00         0.00         0.12
  Installment                                                           0.00         0.02         0.01         0.02         0.06
  Credit cards and personal credit lines                                0.04         0.02         0.00         0.01         0.02
                                                                    ----------   ----------   ----------   ----------   ----------
Total                                                                   0.08%        0.08%       (0.02)%       0.05%        0.40%
                                                                    ==========   ==========   ==========   ==========   ==========

                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                              Allocation of Allowance for Loan Losses
                                                     (in thousands of dollars)

The following is a summary of the allocation for loan losses as of December 31, 1996, 1995, 1994, 1993 and 1992.

                                                                 1996                      1995                      1994
                                                       -----------------------   -----------------------   -----------------------
                                                        Allowance    Loans as     Allowance    Loans as     Allowance    Loans as
                                                           For      Percentage       For      Percentage       For      Percentage
                                                          Loan       of Gross       Loan       of Gross       Loan       of Gross
                                                         Losses        Loans       Losses        Loans       Losses        Loans
                                                       ----------   ----------   ----------   ----------   ----------   ----------
Allocated allowance for loan losses
  Commercial                                           $    1,213        60.07   $      811        59.82   $      665        61.31
  Real Estate                                                 123        15.94          112        17.08           95        16.42
  Installment                                                 530        18.68          376        17.76          311        16.75
  Credit cards and personal credit lines                      151         5.31          112         5.34          101         5.52
                                                       ----------   ----------   ----------   ----------   ----------   ----------
Total allocated allowance for loan losses                   2,017       100.00        1,411       100.00        1,172       100.00
                                                                    ==========                ==========                ==========
                                                            3,289                     4,061                     3,694
                                                       ----------                ----------                ----------
Total allowance for loan losses                        $    5,306                $    5,472                $    4,866
                                                       ==========                ==========                ==========

                                                                 1993                      1992
                                                       -----------------------   -----------------------
                                                        Allowance    Loans as     Allowance    Loans as
                                                           For      Percentage       For      Percentage
                                                          Loan       of Gross       Loan       of Gross
                                                         Losses        Loans       Losses        Loans
                                                       ----------   ----------   ----------   ----------
Allocated allowance for loan losses
  Commercial                                           $    1,120        57.18   $      864        57.16
  Real Estate                                                 108        19.15          105        21.52
  Installment                                                 302        18.04          230        15.42
  Credit cards and personal credit lines                       95         5.63           87         5.90
                                                       ----------   ----------   ----------   ----------
Total allocated allowance for loan losses                   1,625       100.00        1,286       100.00
                                                                    ==========                ==========
                                                            2,385                     1,809
                                                       ----------                ----------
Total allowance for loan losses                        $    4,010                $    3,095
                                                       ==========                ==========

                                                       ANALYSIS OF DEPOSITS
                                                     (in thousands of dollars)

The average daily deposits for the years ended December 31, 1996, 1995 and 1994, and the average rates paid on those deposits are summarized in the following table:

                                                                 1996                      1995                      1994
                                                       -----------------------   -----------------------   -----------------------
                                                         Average      Average      Average      Average      Average      Average
                                                          Daily        Rate         Daily        Rate         Daily        Rate
                                                         Balance       Paid        Balance       Paid        Balance       Paid
                                                       ----------   ----------   ----------   ----------   ----------   ----------
Demand deposits                                        $   69,459         0.00   $   60,753         0.00   $   52,893         0.00

Savings accounts:
  Regular savings                                          43,847         2.55       46,123         2.32       55,855         2.72
  Interest bearing checking                                53,625         2.20       55,355         2.41       58,945         2.36

Time deposits:
  Deposits of $100,000 or more                             86,137         5.67       73,449         6.00       54,389         4.34
  Other time deposits                                     208,499         5.39      177,992         5.64      148,251         4.61
                                                       ----------   ----------   ----------   ----------   ----------   ----------
Total deposits                                         $  461,567         3.99   $  413,672         4.07   $  370,333         3.27
                                                       ==========   ==========   ==========   ==========   ==========   ==========

     As of December 31, 1996, time certificates of deposit in denominations of $100,000 or more will mature as follows:

Within three months                                    $   54,553

Over three months, within six months                       20,170

Over six months, within twelve months                      14,012

Over twelve months                                          9,208
                                                       ----------
Total time certificates of deposit in
   denominations of $100,000 or more                   $   97,943
                                                       ==========

                          RETURN ON EQUITY AND ASSETS

     The rates of return on average daily assets and stockholders' equity, the dividend payout ratio, and the average daily stockholders' equity to average daily assets for the years ended December 31, 1996, 1995 and 1994 are as follows:


                                                1996       1995       1994
                                              --------   --------   --------
Percent of net income to:
  Average daily total assets                      1.07       1.05       1.10

  Average daily stockholders' equity             16.50      17.06      17.73

Percentage of dividends declared per
  common share to net income per
  weighted average number of common
  shares outstanding (2,896,992 shares
  in 1996, and 2,876,992 shares in 1995
  and 1994)                                      20.72      18.88      16.57

Percentage of average daily
  stockholders' equity to average
  daily total assets                              6.46       6.18       6.19

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


                                             1996         1995         1994
                                          ----------   ----------   ----------
Outstanding at year end                   $   85,611   $   58,151   $   41,750

Approximate average interest rate at
  year end                                     5.11%        5.35%        5.11%

Highest amount outstanding as of any
  month end during the year               $   89,433   $   79,334   $   50,460

Approximate average outstanding
  during the year                         $   73,728   $   61,398   $   42,584

Approximate average interest rate
  during the year                              5.33%        5.69%        3.96%

     Securities sold under agreement to repurchase include both transactions initiated by the investment division of the Bank, as well as the automatic borrowings from selected demand deposit customers who had excess balances in their accounts.

ITEM 2. PROPERTIES

     The Bank conducts its operations from the following locations:

Branches/Headquarters
---------------------
Main / Headquarters   202 E. Center St.              Warsaw           IN
Warsaw Drive-up       East Center St.                Warsaw           IN
Akron                 102 East Rochester             Akron            IN
Argos                 100 North Michigan             Argos            IN
Bremen                1600 Indiana State Road 331    Bremen           IN
Columbia City         507 North Main St.             Columbia City    IN
Concord               4202 Elkhart Road              Goshen           IN
Cromwell              111 North Jefferson St.        Cromwell         IN
Elkhart               864 East Beardsley St.         Elkhart          IN
Elkhart East          22050 State Road 120           Elkhart          IN
Goshen Downtown       102 North Main St.             Goshen           IN
Goshen South          2513 South Main St.            Goshen           IN
Hubbard Hill          58404 St. Road 19              Elkhart          IN
Kendallville          631 Professional Way           Kendallville     IN
LaGrange              901 South Detroit              LaGrange         IN
Ligonier              1470 U.S. Highway 33 South     Ligonier         IN
Mentone               202 East Main St.              Mentone          IN
Middlebury            712 Wayne Ave.                 Middlebury       IN
Milford               Indiana State Road 15 North    Milford          IN
Nappanee              202 West Market St.            Nappanee         IN
North Webster         644 North Main St.             North Webster    IN
Pierceton             202 South First St.            Pierceton        IN
Roann                 110 Chippewa St.               Roann            IN
Rochester             507 East 9th St.               Rochester        IN
Shipshewana           895 North Van Buren St.        Shipshewana      IN
Silver Lake           102 Main St.                   Silver Lake      IN
Syracuse              502 South Huntington           Syracuse         IN
Wabash North          1004 North Cass St.            Wabash           IN
Wabash South          1940 South Wabash St.          Wabash           IN
Warsaw East           3601 Commerce Dr.              Warsaw           IN
Warsaw West           1221 West Lake St.             Warsaw           IN
Winona Lake           99 Chestnut St.                Winona Lake      IN

     The Bank leases from third parties the real estate and buildings for its offices in Akron and Milford. In addition, the Bank leases the real estate for its Wabash North office and its free-standing ATMs. All the other branch facilities are owned by the Bank. The Bank also owns parking lots in downtown Warsaw for the use and convenience of Bank employees and customers, as well as leasehold improvements, equipment, furniture and fixtures necessary and appropriate to operate the banking facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders from April 10, 1996 to December 31, 1996.

                          (Intentionally Left Blank)

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Information relating to the principal market for and the prices of the Registrant's common stock, and information as to dividends declared by the Registrant, are contained under the caption "Stock and Dividend Information" in the 1996 Annual Report and are incorporated herein by reference in response to this item. On December 31, 1996, the Registrant had 976 shareholders, including those employees who participate in the Registrant's 401(K) plan.

     On January 9, 1996, Lakeland Financial Corporation sold 10,000 shares of authorized but previously unissued common stock for $41.50 per share. On April 30, 1996, Lakeland Financial Corporation common stock split two-for-one.

ITEM 6. SELECTED FINANCIAL DATA

     A five year consolidated financial summary, containing the required selected financial data, appears under the caption "Selected Financial Data" in the 1996 Annual Report and is incorporated herein by reference in response to this item.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report and is incorporated herein by reference in response to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements appear in the 1996 Annual Report and are incorporated herein by reference in response to this item.

Consolidated Balance Sheets at December 31, 1996 and 1995.
Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.
Notes to Consolidated Financial Statements.
Report of Independent Auditors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing in the Registrant's definitive Proxy Statement dated March 13, 1997, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

     The information appearing in the Registrant's definitive Proxy Statement dated March 13, 1997, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing in the Registrant's definitive Proxy Statement dated March 13, 1997, is incorporated herein by reference in response to this item.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing in the Registrant's definitive Proxy Statement dated March 13, 1997, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The documents listed below are filed as a part of this report:

    (1)   Financial Statements.

          The following financial statements of the Registrant and its subsidiaries appear in the 1996 Annual Report and are specifically incorporated by reference under Item 8 of this Form 10-K, or are a part of this Form 10-K, as indicated and at the pages set forth below.

                                                         Reference
                                                         ---------
                                                                 1996 Annual
                                                   Form 10-K        Report
                                                   ---------     -----------
Consolidated Balance Sheets at December 31,
1996 and 1995.                                                        8
Consolidated Statements of Income for the
years ended December 31, 1996, 1995 and 1994.                         9
Consolidated Statements of Changes in
Stockholders' Equity for the years ended
December 31, 1996, 1995 and 1994.                                    10
Consolidated Statements of Cash Flows for the
years ended December 31, 1996, 1995 and 1994.                        11
Notes to Consolidated Financial Statements.                          12 - 21
Report of Independent Auditors.                                      22

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

                                       LAKELAND FINANCIAL CORPORATION


Date:    March 11, 1997                By R Douglas Grant
                                         (R. Douglas Grant) President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 11, 1997                   R. Douglas Grant
                                      (R. Douglas Grant) Principal Executive
                                              Officer and Director

Date: March 11, 1997                   Terry M. White
                                      (Terry M. White) Principal Financial and
                                              Accounting Officer

Date: March 11, 1997                   Anna K. Duffin
                                      (Anna K. Duffin) Director

Date: March 11, 1997                   Eddie Creighton
                                      (Eddie Creighton) Director

Date: March 11, 1997                   L. Craig Fulmer
                                      (L. Craig Fulmer) Director

Date:
                                      (Jerry L. Helvey) Director

Date:
                                      (Kevin L. Lambright) Director

Date: March 11, 1997                   Allan J. Ludwig
                                      (Allan J. Ludwig) Director

Date: March 11, 1997                   J. Alan Morgan
                                      (J. Alan Morgan) Director

Date: March 11, 1997                   Richard L. Pletcher
                                      (Richard L. Pletcher) Director

Date:
                                      (Joseph P. Prout) Director

Date:
                                      (Terry L. Tucker) Director

Date:
                                      (G.L. White) Director

                                 EXHIBIT INDEX

     The following Exhibits are filed as part of this Report and not incorporated by reference from another document:

     Exhibit 13 - 1996 Report to Shareholders with Report of Independent
Auditors.

     Exhibit 21 - Subsidiaries

     Exhibit 27 - Financial Data Schedule

                                  EXHIBIT 13

1996 Report to Shareholders with Report of Independent Auditors.

                                  EXHIBIT 21

SUBSIDIARIES. The Registrant has one wholly owned subsidiary, Lake City Bank, Warsaw, Indiana, a banking corporation organized under the laws of the State of Indiana.