Form 10-Q
period 1997-03-31
LAKELAND FINANCIAL CORP
filed 1997-05-09
CIK 721994

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

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
                                YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                            Outstanding at March 31, 1997
Common Stock, $.50 Stated Value                         2,902,502

                                                              Part I

                                                   Item 1 - Financial Statements

                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                            As of March 31, 1997 and December 31, 1996
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)


                                                                                                        March 31,    December 31,
                                                                                                          1997           1996
                                                                                                      -----------    -----------
ASSETS
------
Cash and cash equivalents
  Cash and due from banks                                                                             $    32,621    $    41,190
  Short-term investments                                                                                      898          3,689
                                                                                                      -----------    -----------
     Total cash and cash equivalents                                                                       33,519         44,879

Securities available-for-sale
  U. S. Treasury securities                                                                                28,833         31,804
  Mortgage-backed securities                                                                               49,029         46,839
  State and municipal securities                                                                            2,131          2,167
  Other debt securities                                                                                     1,426          1,032
                                                                                                      -----------    -----------
     Total securities available-for-sale
     (carried at fair value)                                                                               81,419         81,842

Securities held-to-maturity
  U. S. Treasury securities                                                                                21,666         17,020
  Mortgage-backed securities                                                                               84,508         86,073
  State and municipal securities                                                                           20,869         21,172
  Other debt securities                                                                                     3,175          1,009
                                                                                                      -----------    -----------
     Total securities held-to-maturity
     (fair value of $129,937 at
     March 31, 1997, and $126,373
     at December 31, 1996)                                                                                130,218        125,274

Real estate mortgages held-for-sale                                                                           248            895

Loans:
  Total loans                                                                                             400,686        382,265
  Less: Allowance for loan losses                                                                           5,291          5,306
                                                                                                      -----------    -----------
     Net loans                                                                                            395,395        376,959

Land, premises and equipment, net                                                                          16,555         16,014
Accrued income receivable                                                                                   4,251          4,254
Other assets                                                                                                6,320          6,434
                                                                                                      -----------    -----------
     Total assets                                                                                     $   667,925    $   656,551
                                                                                                      ===========    ===========

                                                            (Continued)

                                                               -2-

                                                              Part I

                                                   Item 1 - Financial Statements

                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                            As of March 31, 1997 and December 31, 1996
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                                                       March 31,     December 31,
                                                                                                          1997           1996
                                                                                                      -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Deposits:
  Noninterest bearing deposits                                                                        $    82,898    $    77,664
  Interest bearing deposits                                                                               414,335        418,889
                                                                                                      -----------    -----------
     Total deposits                                                                                       497,233        496,553

Short-term borrowings
  Federal funds purchased                                                                                  17,200              0
  U.S. Treasury demand notes                                                                                3,065          2,769
  Securities sold under agreements
    to repurchase                                                                                          85,576         85,611
                                                                                                      -----------    -----------
     Total short-term borrowings                                                                          105,841         88,380

Accrued expenses payable                                                                                    5,322          5,033
Other liabilities                                                                                           1,032          1,011
Long-term debt                                                                                             15,391         23,531
                                                                                                      -----------    -----------
     Total liabilities                                                                                    624,819        614,508

Commitments, off-balance sheet risks
  and contingencies

STOCKHOLDERS' EQUITY
--------------------
Common stock: $.50 stated value,  10,000,000 shares
  authorized,  2,902,502 shares issued and outstanding
  as of March 31, 1997, and 2,896,992 shares issued and
  outstanding at December 31, 1996                                                                          1,453          1,448
Additional paid-in capital                                                                                  8,537          8,232
Retained earnings                                                                                          33,358         31,967
Unrealized net gain (loss) on securities available-for-sale                                                   (99)           396
Treasury stock                                                                                               (143)             0
                                                                                                      -----------    -----------
     Total stockholders' equity                                                                            43,106         42,043
                                                                                                      -----------    -----------

     Total liabilities and stockholders' equity                                                       $   667,925    $   656,551
                                                                                                      ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                               -3-

                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                        For the Three Months Ended March 31, 1997 and 1996
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 1 of 2)


                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                      --------------------------
                                                                                                          1997           1996
                                                                                                      -----------    -----------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans: Taxable                                                                   $     8,956    $     7,788
                            Tax exempt                                                                         58             61
                                                                                                      -----------    -----------
   Total loan income                                                                                        9,014          7,849
Short-term investments                                                                                         86             33

Securities:
  U.S. Treasury and Government agency securities                                                              763            633
  Mortgage-backed securities                                                                                2,116          1,988
  Obligations of state and political subdivisions                                                             347            340
  Other debt securities                                                                                        74             91
                                                                                                      -----------    -----------
     Total interest and dividend income                                                                    12,400         10,934

INTEREST EXPENSE
-----------------
Interest on deposits                                                                                        4,867          4,548
Interest on short-term borrowings                                                                           1,313            875
Interest on long-term debt                                                                                    234            272
                                                                                                      -----------    -----------
   Total interest expense                                                                                   6,414          5,695
                                                                                                      -----------    -----------
NET INTEREST INCOME                                                                                         5,986          5,239
-------------------
Provision for loan losses                                                                                      60             30
                                                                                                      -----------    -----------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                                                                   5,926          5,209
-------------------------                                                                             -----------    -----------

NONINTEREST INCOME
------------------
Trust fees                                                                                                    359            286
Service charges on deposit accounts                                                                           739            578
Other income (net)                                                                                            397            392
Net gains on the sale of real estate mortgages held-for-sale                                                  104            100
Net securities gains (losses)                                                                                   0             (2)
                                                                                                      -----------    -----------
   Total noninterest income                                                                                 1,599          1,354

                                                            (Continued)

                                                               -4-

                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                        For the Three Months Ended March 31, 1997 and 1996
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 2 of 2)


                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                      --------------------------
                                                                                                          1997           1996
                                                                                                      -----------    -----------
NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                                                                              2,540          2,237
Occupancy and equipment expenses                                                                              783            723
Other expenses                                                                                              1,333          1,264
                                                                                                      -----------    -----------
   Total noninterest expense                                                                                4,656          4,224


INCOME BEFORE INCOME TAX EXPENSE                                                                            2,869          2,339
--------------------------------

Income tax expense                                                                                          1,042            835
                                                                                                      -----------    -----------
NET INCOME                                                                                            $     1,827    $     1,504
----------                                                                                            ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                                                              2,903,563      2,896,992

EARNINGS PER COMMON SHARE
-------------------------

Net Income (Note 2)                                                                                   $      0.63    $      0.52
                                                                                                      ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                               -5-

                                                  LAKELAND FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        For the Three Months Ended March 31, 1997 and 1996
                                                 (in thousands except for shares)

                                                            (Unaudited)

                                                                                              Unrealized
                                                                                           Net Gain (Loss)
                                                 Common Stock                               on Securities                Total
                                            ---------------------    Paid-in     Retained     Available-    Treasury  Stockholders'
                                              Shares      Amount     Capital     Earnings      For-Sale       Stock      Equity
                                            ---------   ---------   ---------   ----------   ------------  ---------  ------------
Balances, January 1, 1996                   1,438,496   $   1,438   $   7,827   $   26,858   $        631  $       0  $     36,754

Net income for three months
  ended March 31, 1996                                                               1,504                                   1,504

Net change in unrealized net gain (loss)
  on securities available-for-sale                                                                   (501)                    (501)

Issued 10,000 shares of previously
  authorized, unissued shares.                 10,000          10         405                                                  415

Cash dividends declared -
  $.20 per share                                                                      (291)                                   (291)
                                            ---------   ---------   ---------   ----------   ------------  ---------  ------------
Balances, March 31, 1996                    1,448,496   $   1,448   $   8,232   $   28,071   $        130  $       0  $     37,881
                                            =========   =========   =========   ==========   ============  =========  ============

Balances, January 1, 1997                   2,896,992   $   1,448   $   8,232   $   31,967   $        396  $       0  $     42,043

Net income for three months
  ended March 31, 1997                                                               1,827                                   1,827

Net change in unrealized net gain (loss)
  on securities available-for-sale                                                                   (495)                    (495)

Issued 10,000 shares of previously
  authorized, unissued shares.                 10,000           5         305                                                  310

Acquired 4,490 shares of treasury stock        (4,490)                                                          (143)         (143)

Cash dividends declared -
  $.15 per share                                                                      (436)                                   (436)
                                            ---------   ---------   ---------   ----------   ------------  ---------  ------------
Balances, March 31, 1997                    2,902,502   $   1,453   $   8,537   $   33,358   $        (99) $    (143) $     43,106
                                            =========   =========   =========   ==========   ============  =========  ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                              Part I

                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the Three Months Ended March 31, 1997 and 1996
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)

                                                                                                          1997           1996
                                                                                                      -----------    -----------
Cash flows from operating activities:
  Net income                                                                                          $     1,827    $     1,504
                                                                                                      -----------    -----------
Adjustments to reconcile net income to net cash
  from operating activites:

  Depreciation                                                                                                331            317
  Provision for loan losses                                                                                    60             30
  Loans originated for sale                                                                                (4,398)        (8,605)
  Net (gain) loss on sale of loans                                                                           (104)          (100)
  Proceeds from sale of loans                                                                               5,149          7,948
  Net (gain) loss on sale of premises and equipment                                                             1              1
  Net (gain) loss on sale of securities available-for-sale                                                      0              0
  Net (gain) loss on calls of securities held-to-maturity                                                       0              2
  Net securities amortization (accretion)                                                                      14             80
  Increase (decrease) in taxes payable                                                                      1,077            983
  (Increase) decrease in income receivable                                                                      3            191
  Increase (decrease) in accrued expenses payable                                                            (313)          (555)
  (Increase) decrease in other assets                                                                         (90)            (7)
  Increase (decrease) in other liabilities                                                                     74           (109)
                                                                                                      -----------    -----------
     Total adjustments                                                                                      1,804            176
                                                                                                      -----------    -----------
        Net cash from operating activities                                                                  3,631          1,680
                                                                                                      -----------    -----------
Cash flows from investing activities:
  Proceeds from maturities and calls of securities held-to-maturity                                         4,255          2,051
  Proceeds from maturities and calls of securities available-for-sale                                       6,634          1,176
  Purchases of securities available-for-sale                                                               (9,213)        (3,472)
  Purchases of securities held-to-maturity                                                                 (7,030)        (2,398)
  Proceeds from sales of securities available-for-sale                                                          0              0
  Net (increase) decrease in total loans                                                                  (18,496)        (9,125)
  Purchases of land, premises and equipment                                                                  (873)          (385)
                                                                                                      -----------    -----------
        Net cash from investing activities                                                                (24,723)       (12,153)
                                                                                                      -----------    -----------
                                                            (Continued)

                                                              Part I

                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the Three Months Ended March 31, 1997 and 1996
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                                                          1997           1996
                                                                                                      -----------    -----------
Cash flows from financing activities:
  Net increase (decrease) in total deposits                                                           $       680    $    19,086
  Proceeds from short-term borrowings                                                                     223,141        144,802
  Payments on short-term borrowings                                                                      (205,680)      (159,269)
  Proceeds from long-term borrowings                                                                            0          2,000
  Payments on long-term borrowings                                                                         (8,140)             0
  Dividends paid                                                                                             (436)          (292)
  Proceeds from sale of common stock                                                                          310            415
  Purchase of treasury stock                                                                                 (143)             0
                                                                                                      -----------    -----------
        Net cash from financing activities                                                                  9,732          6,742
                                                                                                      -----------    -----------
  Net increase (decrease) in cash and cash equivalents                                                    (11,360)        (3,731)

Cash and cash equivalents at beginning of the period                                                       44,879         26,895
                                                                                                      -----------    -----------
Cash and cash equivalents at end of the period                                                        $    33,519    $    23,164
                                                                                                      ===========    ===========
Cash paid during the period for:
  Interest                                                                                            $     5,987    $     5,410
                                                                                                      ===========    ===========
  Income taxes                                                                                        $       225    $       180
                                                                                                      ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997

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

NOTE 2.  EARNINGS PER SHARE

     The average common shares outstanding and the net income per share for the three months ended March 31, 1996, have been restated to reflect a two-for-one stock split. The record date for the stock split was April 30, 1996, with new shares issued on May 15, 1996. The average common shares outstanding for the first quarter of 1997 also reflect the acquisition of 4,490 shares of Lakeland Financial Corporation common stock to offset a liability for a director's deferred compensation plan. This stock is classified as treasury stock for financial reporting purposes.

NOTE 3.  ACCOUNTING CHANGES

     SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, was issued by the Financial Accounting Standards Board in 1996. It revised the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. The effect on the consolidated financial statements will not be material.


                          (Intentionally left blank)

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                                March 31, 1997

FINANCIAL CONDITION

     The financial statements reflect the Corporation's continued growth within the Bank's traditional markets and expansion into contiguous market areas. The Bank's Elkhart Northwest office at 1206 N. Nappanee St., Elkhart, Indiana and the Granger office at 12830 State Road 23, Granger, Indiana are scheduled to open during the second quarter of 1997. The Bank has received regulatory approval to open an office at 5015 N. Main Street, Mishawaka, Indiana. This office will be called the Mishawaka office and construction is due to start during the second quarter of 1997.

     Total assets of the Corporation were $667,925,000 as of March 31, 1997. This is an increase of $11,374,000 or 1.7 percent from $656,551,000 reported at December 31, 1996. Total loans were $400,686,000 at March 31, 1997. This is an increase of $18,421,000 or 4.8 percent from balances at December 31, 1996. Total securities (including available-for-sale (AFS) and held-to-maturity
(HTM)) increased $4,521,000 or 2.2 percent to $211,637,000 as of March 31, 1997, from $207,116,000 at December 31, 1996. Earning assets increased to $608,178,000 at March 31, 1997. This is an increase of $19,519,000 or 3.3 percent from the December 31, 1996, total of $588,659,000.

     Total deposits and securities sold under agreements to repurchase (repurchase agreements) consist primarily of funds generated within the Bank's primary market area as defined by its Community Reinvestment Act (CRA) statement. These funds remained basically unchanged from December 31, 1996 to March 31, 1997, only increasing $645,000 to $582,809,000. Demand deposits, which are noninterest bearing, increased $5,234,000 or 6.7 percent to $82,898,000 at March 31, 1997 from the balance at December 31, 1996. Time deposits increased $7,655,000 or 2.5 percent from the balance at December 31, 1996. The repurchase agreement balance decreased $35,000 or less than .1 percent from the balance at December 31, 1996. The repurchase agreement balance is a combination of fixed rate contracts and excess cash management accounts, a variable rate repurchase agreement product. In addition to these local funding sources, the Bank borrows modestly through the Treasury, Tax and

Loan program, occasionally through federal fund lines with correspondent banks and through term advances from the Federal Home Loan Bank of Indianapolis
(FHLB). Including these non-local sources, funding totaled $618,465,000 at March 31, 1997. This is a $10,001,000 or 1.6 percent increase from $608,464,000 reported at December 31, 1996.

     On an average daily basis, total earning assets increased 14.2 percent for the three month period ended March 31, 1997, as compared to the similar period ended March 31, 1996. On an average daily basis, total deposits and purchased funds increased 14.6 percent for the three month period ended March 31, 1997, as compared to the three month period ended March 31, 1996.

     The Bank's investment portfolio consists of U.S. Treasuries, agencies, mortgage-backed securities, municipal bonds, and corporates. During 1997, new investments have been primarily U.S. Treasuries and mortgage-backed securities. At March 31, 1997, and December 31, 1996, the Bank's investment in mortgage-backed securities comprised approximately 63.1 and 64.2 percent, respectively, of the total securities and consisted mainly of CMO's and mortgage pools issued by GNMA, FNMA and FHLMC. As such, these securities are backed directly or indirectly by the Federal Government. All mortgage-backed securities purchased conform to the FFIEC high risk standards which prohibit the purchase of securities that have excessive price, prepayment, extension and original life risk characteristics. The Bank uses Bloomberg analytics to evaluate and monitor all purchases. At March 31, 1997, the mortgage-backed securities in the HTM portfolio had a three year average life, with a potential for approximately 9 percent price depreciation should rates move up 300 basis points and approximately 7 percent price appreciation should rates move down 300 basis points. The mortgage-backed securities in the AFS portfolio had a two year average life and a potential for approximately 6 percent price depreciation should rates increase 300 basis points and approximately 4 percent price appreciation should rates move down 300 basis points. As of March 31, 1997, all mortgage-backed securities continue to be in compliance with FFIEC guidelines and are performing in a manner consistent with management's original expectations.

     The Bank's AFS portfolio is managed with consideration given to factors such as the Bank's capital levels, growth prospects, asset/liability structure and liquidity needs. At March 31, 1997, the AFS portfolio constituted 38.5 percent of the total investment security portfolio. During the first three months of 1997, purchases for the HTM and AFS portfolios were $7,030,000 and $9,213,000 respectively. At March 31, 1997, the net after-tax unrealized loss in the AFS portfolio included in stockholders' equity was $99,000, a reduction of $495,000 from the unrealized gain included in stockholders' equity at December 31, 1996. Since the securities portfolio is primarily fixed rate, a negative equity adjustment should occur whenever interest rates increase. The negative equity adjustment resulted from the increase in rates from December 31, 1996 to March 31, 1997. Future investment activity is difficult to predict, as it is dependent upon loan and deposit trends.

     As previously indicated, total loans increased $18,421,000 to $400,686,000 as of March 31, 1997, from $382,265,000 at December 31, 1996.
Loan growth is net of loans reclassified to other real estate. The Bank continues to experience good loan demand, especially in commercial loans. Commercial loans at March 31, 1997, increased $16,962,000 or 7.4 percent from the level at December 31, 1996. Retail loans at March 31, 1997, increased 1.7 percent from December 31, 1996. Real estate loans (excluding mortgages held-for-sale) decreased less than .5 percent from December 31, 1996. The balances in the real estate loan portfolio are impacted by the sale of real estate mortgages in the secondary market and the level of refinance and new mortgage activity in the existing rate environment.

     The Bank had 61.5 percent of its loans concentrated in commercial loans at March 31, 1997, and 60.1 percent at December 31, 1996. Traditionally, this type of lending may have more credit risk than other types of lending. This is attributed to the fact that individual commercial loans are generally larger than residential real estate and retail loans, and because the type of borrower and purpose of commercial loans are not as homogeneous as with residential and retail customers. The Bank manages this risk by pricing to the perceived risk of each individual credit, and by diversifying the portfolio by customer, product, industry and geography. Customer diversification is accomplished through a relatively low administrative loan limit of $4,500,000. Product diversification is accomplished by offering a wide variety of financing options. Management reviews the loan portfolios to ensure loans are diversified by industry. The loan portfolios are distributed throughout the Bank's principal trade area, which encompasses eight counties in Indiana. Other than loans disclosed elsewhere in this filing as past-due, nonaccrual or restructured, the Bank is not aware of any loans classified for regulatory purposes at March 31, 1997, that are expected to have a material impact on the Bank's future operating results, liquidity or capital resources. The Bank is not aware of any material credits in which there is serious doubt as to the borrower's ability to comply with the loan repayment terms, other than those disclosed as past due, nonaccrual or restructured.

     The Bank continues to actively serve the mortgage needs of its CRA defined market area by originating both conforming and nonconforming real estate mortgages. During the first three months of 1997, $4,398,000 of real estate loans were originated and sold in the secondary market. This program of mortgage sales continues to produce the liquidity needed to meet the mortgage needs of the markets served by the Bank, and to generate a long-term servicing portfolio. As a part of the CRA commitment to making real estate financing available in all markets, the Bank continues to originate non-conforming loans which are held-to-maturity or prepayment.

     Loans renegotiated as troubled debt restructuring are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan. Loans renegotiated as troubled debt restructurings totaled $1,239,000 at March 31, 1997, as compared to $1,284,000 at December 31, 1996. The loans classified as troubled debt restructurings at March 31, 1997, are performing in accordance with the modified terms. At March 31, 1997, there were no loans that would be considered impaired as defined in SFAS Nos. 114 and 118.

     The Indiana State legislature has enacted laws relating to a state chartered bank's legal lending limit, by adopting the basic regulations applied by the Office of the Comptroller of the Currency (OCC) to national banks. These guidelines set overall limits on lending activity, but actual bank limits are subject to Board of Director approval. Based upon these regulations, the Bank's March 31, 1997, legal loan limit was approximately $7,235,000. The legal loan limit will continue to increase as the Bank's combined equity and allowance for loan losses continues to increase. At its February 11, 1997, meeting, the Bank's Board of Directors modestly increased the Bank's policy limit by $500,000, to $4,500,000 for any one borrower. With a relatively low administrative loan limit of $4,500,000, it appears that the Bank's loan portfolios consist primarily of loans to consumers and small businesses.

     As noted above, for the first three months of 1997, loans have been growing faster than deposits. Demand deposits have increased $5,234,000, other transaction accounts have decreased $12,209,000 and time deposits have increased $7,655,00 for a net increase of $680,000. During this same period, total loans have increased $18,421,000. As a result of these loan and deposit trends, the Bank's average daily loans/deposits ratio amounted to 81.5 percent at March 31, 1997, an increase from 78.8 percent at year-end 1996. The Bank's average daily loans/total deposits and repurchase agreements ratio amounted to
71.4 percent at March 31, 1997. This is an increase from 70.0 percent at year-end 1996.

     The Bank, through its Asset/Liability Committee (ALCO), manages interest rate risk by monitoring both its GAP position and the computer simulated earnings impact of various rate scenarios. The Bank then modifies its long-term risk by attempting to generate the type of loans, investments, and deposits that currently fit ALCO needs. The current long-term guideline approved by the Board of Directors defines a neutral rate sensitivity ratio (GAP/Total Assets) as plus or minus 20 percent. However, the ALCO is authorized to manage this ratio outside these limits on a short term basis, as the committee's expectation of interest rates dictates. Management has estimated that, as of March 31, 1997, the Bank's GAP/Total Assets ratios were (5.4) percent, (11.1) percent, and (12.0) percent for the three, six, and twelve month time periods, respectively. For this analysis, savings accounts and demand deposit accounts have been assumed to be repriceable beyond twelve months, and therefore are not included as repriceable liabilities in each of these ratios. The December 31, 1996, three, six, and twelve month GAP ratios were (5.9) percent, (11.2) percent, and (16.0) percent, respectively.

     Management supplements the GAP analysis with a computer simulation approach to manage the interest rate risk of the Bank. This computer simulation analysis measures the net interest income impact of a 300 basis point change, both up and down, in interest rates during the next 12 months. If the change in net interest income under either scenario is less than 3 percent of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At March 31, 1997, the Bank's potential pretax exposure was well within the Bank's policy limit. This policy was last reviewed and approved by the Board of Directors in May, 1996.

     The Bank is a member of the FHLB of Indianapolis. Membership has enabled the Bank to participate in the housing programs sponsored by the FHLB, thereby enhancing the Bank's ability to offer additional programs throughout its trade area. At its meeting in March, 1996, the Board of Directors of the Bank passed a resolution authorizing the Bank to borrow up to $50 million under the FHLB program. As of March 31, 1997, the borrowings from the FHLB totaled $15,300,000 with $4,000,000 due December 7, 1998, $10,000,000 due December 28,
1998, and $1,300,000 due June 24, 2003. All borrowings are collateralized by residential real estate mortgages. Membership in the FHLB requires an equity investment in FHLB stock. The amount required is computed annually, and is based upon a formula which considers the Bank's total investment in residential real estate loans, mortgage-backed securities and any FHLB advances outstanding at year-end. The Bank's investment in FHLB stock at March 31, 1997, was $2,333,000.

     The Federal Deposit Insurance Corporation's (FDIC) risk based capital regulations require that all banks maintain an 8.0 percent Tier II risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0 percent Tier I leverage capital ratio, a 6.0 percent Tier I risk based capital ratio and a 10.0 percent Tier II risk based capital ratio. As of March 31, 1997, the Bank's ratios were 6.4 percent, 9.9 percent and 11.1 percent, respectively, excluding the SFAS No. 115 adjustment. These are comparable to the ratios of 6.3 percent, 9.9 percent and 11.2 percent reported at December 31, 1996, and ratios of 6.4 percent, 10.2 percent and 11.4 percent reported at March 31, 1996.

     The Bank was examined by the Indiana Department of Financial Institutions
(DFI) as of March 31, 1995, in June, 1995, and is scheduled for examination in May, 1997. The Bank was also examined by the FDIC as of March 31, 1996, in September, 1996. Management is not aware of any regulatory recommendations that if implemented would have a material effect on liquidity, capital or results of operations.

     Total stockholders' equity increased $1,063,000 or 2.5 percent from December 31, 1996 to $43,106,000 at March 31, 1997. Net income of $1,827,000, less cash dividends paid of $436,000, less the decrease in the unrealized net gain on securities available-for-sale of $495,000, plus the issuance of 10,000 shares of common stock at $31.00 per share, less the cost of the treasury stock acquired of $143,000, comprised this increase.

     Over the last five years the Bank has been growing at an approximate rate of 14 percent per year. Total assets have grown from $343,460,000 at March 31, 1992, to $667,925,000 at March 31, 1997. This is an increase of $324,465,000 or 94.5 percent which equates to a 14.2 percent rate of growth per year. Stockholders' equity has increased from $21,550,000 to $43,106,000 for the same time period. That is an increase of $21,556,000 or 100.0 percent which equates to a 14.9 percent rate of growth per year. Net income for the three months ended March 31, 1992, compared to the net income for the same period of 1997, increased $1,131,000 or 162.5 percent from $696,000 to $1,827,000. From
March 31, 1992, to March 31, 1997, the number of Lake City Bank offices increased from 19 to 31. This growth has been funded through results of operation and existing capital. Management anticipates the Bank will continue to fund its growth from current capital and results of operations. However, should the need arise, the Corporation would have the ability to issue additional stock as a means of pursuing growth.






                          (Intentionally left blank)

RESULTS OF OPERATIONS

Net Interest Income

     For the three month period ended March 31, 1997, total interest and dividend income increased $1,466,000 or 13.4 percent to $12,400,000, from $10,934,000 during the first quarter of 1996. Daily average earning assets for the first quarter of 1997 increased to $609,208,000, a 14.2 percent increase over the same period in 1996. As indicated earlier, the growth in earning assets was primarily in loans, with the majority of loan growth in the commercial portfolio. The tax equivalent yields on average earning assets decreased by 10 basis points for the three month period ended March 31, 1997, when compared to the same respective period of 1996.

     The decline in the yield on average earning assets was mainly due to declining interest rates. The Bank's investment portfolio, which is primarily fixed rate, experienced a 14 basis point reduction in yield between the first quarter of 1997 and the first quarter of 1996. However, the Bank's home equity portfolio and most of the commercial portfolio are variable rate and are tied to the Bank's base rate which is based upon the prime rate. The prime rate dropped 25 basis points on February 1, 1996. This resulted in a 32 basis point reduction in the overall tax equivalent yield on loans for the first quarter of 1997 as compared to the first quarter of 1996. Offsetting this yield reduction was good loan demand. Strong local economies, combined with lower interest rates, produced growth in average daily loan balances of 18.1 percent between the first quarter of 1997 and the same period of 1996. This growth in loan balances, offset by the decline in average yield, resulted in a 14.8 percent increase in total loan income to $9,014,000 during the first three months of 1997, from $7,849,000 reported for the first three months of 1996.

     Total investment income from all security portfolios amounted to $3,300,000 for the three month period ended March 31, 1997. This compares to the $3,052,000 recorded for the same period in 1996. This $248,000 increase in income reflects an increase in average daily balances of 5.5 percent. The investment income tax equivalent yields increased 14 basis points when comparing the yields for the three months ending March 31, 1997, to March 31, 1996.

     Income from short-term investments amounted to $86,000 for the three month period ended March 31, 1997. This compares to $33,000 for the same period in 1996. This increase is the result of higher balances being maintained in short-term instruments offset by a 55 basis point decrease in the average daily tax equivalent yield during the first three months of 1997, as compared to the similar period in 1996.

     Total interest expense increased $719,000 or 12.6 percent to $6,414,000 for the three month period ended March 31, 1997, from $5,695,000 for the three month period ended March 31, 1996. This is a result of the overall growth of deposits and the change in the deposit mix. On an average daily basis, total deposits (including demand deposits) increased 10.1 percent for the three month period ended March 31, 1997, as compared to the similar period ended March 31, 1996. When comparing these same periods, the average daily balances of the demand deposit accounts rose $9,671,000, while the average daily balances of savings and transaction accounts increased $768,000 and $1,906,000, respectively. The average daily balance of time deposits, which pay a higher rate of interest as compared to demand deposit and transaction accounts, increased $32,792,000. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 14.6 percent for the three month period ended March 31, 1997, as compared to the three month period ended March 31, 1996. The Corporation's daily cost of funds during the three month period ended March 31, 1997, decreased 7 basis points, as compared to the same period of 1996.

     The net effect of all factors affecting total interest and dividend income and total interest expense was to increase net interest income. For the three month period ended March 31, 1997, net interest income totaled $5,986,000, an increase of 14.3 percent or $747,000 over the first three months of 1996.

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

     The process of identifying credit losses that may occur based upon current circumstances is subjective. Therefore, management maintains a general allowance to cover all credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve is as follows:

     1. Management reviews the larger individual loans (primarily in the commercial loan portfolio) for unfavorable collectibility factors (including impairment) and assesses the requirement for specific reserves on such credits. For those loans not subject to specific reviews, management reviews previous loan loss experience to establish historical ratios and trends in charge-offs by loan category. The ratios of net charge-offs to particular types of loans enables management to establish charge-offs in future periods by loan category and thereby establish appropriate reserves for loans not specifically reviewed.

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

     Given this methodology for determining the adequacy of the loan loss reserve, the provision for loan losses amounted to $60,000 for the three month period ended March 31, 1997, and $30,000 for the three month period ended March 31, 1996. These provisions reflect the levels of past due accruing loans (90 days or more). They also reflect the immaterial levels of nonaccrual loans over the same periods. These levels of non-performing loans reflect both the general economic conditions that have promoted growth and expansion in the Bank's trade area during the last several years, and a credit risk management strategy that promotes diversification.

     At March 31, 1997, 65.0 percent of the Bank's allowance for loan losses was classified as unallocated as compared to 62.0 percent classified as unallocated at December 31, 1996. To a large extent, this reflects the growth in total loans with the concentration of growth in the commercial loan portfolio. With the commercial loan growth and the expansion into new markets, management believes that it is prudent to continue to provide for loan losses, due to the inherent credit risk involved with the commercial loan portfolio.

     As of March 31, 1997, loans delinquent 30 days or more that were included in the accompanying financial statements as accrual loans totaled approximately $1,763,000. At March 31, 1997, there were loans totaling $327,000 on nonaccrual. At December 31, 1996, there were $2,373,000 in loans delinquent 30 days or more included as accruing loans in the financial statements and $384,000 in nonaccrual loans.

     As part of the loan review process, management also reviews all loans classified as `special mention' or below, as well as other loans that might warrant application of SFAS No. 114 and SFAS No. 118, `Accounting by Creditors for Impairment of a Loan'. As of March 31, 1997, no loans were considered impaired.

     Following is a summary of the loan loss experience for the three months ending March 31, 1997, and the year ending December 31, 1996.

                                               March 31,       December 31,
                                                 1997             1996
                                             -------------    -------------
                                                    (in thousands)

Amount of loans outstanding                  $     400,686    $     382,265
                                             -------------    -------------
Average daily loans outstanding for the
  period                                     $     393,583    $     352,811
                                             -------------    -------------
Allowance for loan losses at the
  beginning of the period                    $       5,306    $       5,472

Charge-offs
 Commercial                                             30              171
 Real estate                                             0                0
 Installment                                            50              158
 Credit card and personal lines of credit               11               39
                                             -------------    -------------
    Total charge-offs                                   91              368

Recoveries
 Commercial                                              1               12
 Real estate                                             0                0
 Installment                                            14               54
 Credit card and personal lines of credit                1               16
                                             -------------    -------------
    Total recoveries                                    16               82
                                             -------------    -------------
Net charge-offs (recoveries)                            75              286

Provision charged to expense                            60              120
                                             -------------    -------------
Allowance for loan losses at the end of
 the period                                  $       5,291    $       5,306
                                             =============    =============

Ratio of annualized net charge-offs during the period to average daily loans during the period:
 Commercial                                          0.03%            0.04%
 Real estate                                         0.00%            0.00%
 Installment                                         0.04%            0.03%
 Credit card and personal credit lines               0.01%            0.01%
                                             -------------    -------------
 Total                                               0.08%            0.08%
                                             =============    =============

     Net interest income after provision for loan losses totaled $5,926,000 for the three month period ended March 31, 1997. This represents an increase of 13.8 percent over the same period ended March 31, 1996.

Noninterest Income

     Total noninterest income increased $245,000 or 18.1 percent to $1,599,000 for the three month period ended March 31, 1997, from $1,354,000 recorded for the three month period ended March 31, 1996.

     Trust fees, which represent basic recurring service fee income, increased $73,000 or 25.5 percent to $359,000 for the three month period ended March 31, 1997, as compared to $286,000 for the first three months of 1996. The major fee increases were in stock transfer fees and employee benefit plan fees.

     Service charges on deposit accounts increased 27.9 percent or $161,000 during the three month period ended March 31, 1997, totaling $739,000, as compared to the same period in 1996. Increases in fees on the LCB Club account (the Bank's low cost checking account service), business checking account fees and overdraft fees comprised the majority of the increase, and reflected both growth and the adjustments to the schedule of deposit account fees implemented in 1996.

     Other income (net) consists of normal recurring fee income, as well as other income that management classifies as nonrecurring. Other income (net) increased 1.3 percent or $5,000 to $397,000 for the three month period ended March 31, 1997, as compared to the same period in 1996.

     The profits from the sale of mortgages during the three month period ended March 31, 1997, totaled $104,000, as compared to $100,000 during the same period in 1996. This increase from the prior period is a reflection of the small increase in the volume of mortgages sold during the first three months of 1997 as compared to the first three months of 1996. During the first three months of 1997 mortgages totaling $5,045,000 were sold on the secondary market and during the first three months of 1996 mortgages totaling $4,720,000 were sold.

     For the three month period ended March 31, 1997, there were no security gains (losses) as compared to $(2,000) for the three month period ended March 31, 1996. In the first three months of 1996 special calls of zero coupon bonds were responsible for these small losses. Additional calls are expected in future periods.

Noninterest Expense

     Noninterest expense increased $432,000 or 10.2 percent to $4,656,000 for the three month period ended March 31, 1997, as compared to $4,224,000 for the first three months of 1996.

     For the three months ended March 31, 1997, salaries and employee benefits increased to $2,540,000, a $303,000 increase or 13.5 percent as compared to the first three months of 1996. These increases reflect the staffing of the Hubbard Hill and Kendallville offices opened during 1996, as well as normal salary increases. Full-time equivalent employees increased to 340 at March 31, 1997, from 292 at March 31, 1996.

     For the three month period ended March 31, 1997, occupancy and equipment expenses were $783,000, a $60,000 increase or 8.3 percent from the same period one year ago. This three month performance reflects the ordinary timing differences incurred with these types of expenses, as well as additional occupancy expense related to the new locations added in 1996. These expenses are expected to continue to increase in 1997 with the Bank=s continued growth and expansion.

     For the three month period ended March 31, 1997, other expenses totaled $1,333,000 as compared to $1,264,000 during the same period in 1996. This is an increase of 5.5 percent or $69,000. Increases in professional and regulatory, data processing and telephone, supplies and postage expense were offset by a decline in business development fees. Business development fees decreased $12,000 or 4.7 percent, while professional and regulatory fees increased $10,000 or 7.6 percent, data processing fees increased $23,000 or
8.6 percent, and telephone, supplies and postage increased $28,000 or 9.1 percent when comparing the first three months of 1997 to the same period of 1996.

Income Before Income Tax Expense

     As a result of the above factors, income before income tax expense increased to $2,869,000 for the first three months of 1997, as compared to $2,339,000 for the same period in 1996. This is an increase of $530,000 or
22.7 percent.

Income Tax Expense

     Income tax expense increased to $1,042,000 for the first three months of 1997, as compared to $835,000 for the same period in 1996. This is a $207,000 or 24.8 percent increase.

     The combined State franchise tax expense and the Federal income tax expense as a percent of income before income tax expense increased to 36.3 percent during the first three months of 1997, as compared to 35.7 percent during the same period in 1996. Currently the State franchise tax rate is 8.5 percent and is a deductible expense for computing Federal income tax.

Net Income

     As a result of all factors indicated above, net income increased to $1,827,000 for the first three months of 1997, an increase of $323,000 or 21.5 percent from the $1,504,000 recorded over the same period in 1996. After restatement for the two for one stock split effective May 15, 1996, earnings per share for the first three months of 1996 were $.52 per share as compared to $.63 per share for the first three months of 1997.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                March 31, 1997


                          Part II - Other Information


         Item 4 - Submission of Matters to a Vote of Security Holders


     There were no submissions of matters to a vote by security holders during the quarter ended March 31, 1997.

     At the annual meeting of shareholders held on April 8, 1997, the shareholders voted on a proposal to amend the Articles of Incorporation. The proposed amendment reduces the required vote to amend the Articles of Incorporation to a simple majority of those shares voted in person or by proxy at the annual or special meeting of the shareholders of the Corporation. The Articles of Incorporation of Lakeland Financial Corporation currently require an affirmative vote of two-thirds of the issued and outstanding shares of the Corporation in order to amend the Articles of Incorporation. There were 2,903,799 votes entitled to be cast. At the annual meeting there were 2,194,751 votes for the proposal, and 56,991 votes against the proposal. All abstentions and non-votes were treated as no vote. In order for the proposal to pass there needed to be 1,935,866 shares voted for the proposal. There being more than the required two-thirds vote for the proposal, the proposal passed.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                March 31, 1997


                          Part II - Other Information


                          Item 5 - Other Information

     Mr. Kevin Lambright was appointed to the Board of Directors of Lakeland Financial Corporation and the Board of Directors of Lake City Bank to fulfill the term of Mr. Philip Spear who retired from both boards.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                March 31, 1997


                          Part II - Other Information


                   Item 6 - Exhibits and Reports on Form 8-K

     There were no reports on Form 8-K filed by the Registrant during the quarter ending March 31, 1997.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                March 31, 1997

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



                                               LAKELAND FINANCIAL CORPORATION
                                                       (Registrant)





Date: May 6, 1997                  R. Douglas Grant
                                   R. Douglas Grant - President




Date: May 6, 1997                  Terry M. White
                                   Terry M. White - Secretary/Treasurer