Form 10-Q
period 1997-06-30
LAKELAND FINANCIAL CORP
filed 1997-07-31
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

            Class                                Outstanding at June 30, 1997
Common Stock, $.50 Stated Value                           2,902,502

                                                              Part I

                                                   Item 1 - Financial Statements

                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                             As of June 30, 1997 and December 31, 1996
                                                          (in thousands)

                                                            (Unaudited)

                                                          (Page 1 of 2)


                                                                                                          June 30,    December 31,
                                                                                                            1997          1996
                                                                                                        -----------   -----------
ASSETS
------
Cash and cash equivalents
  Cash and due from banks                                                                               $    37,579   $    41,190
  Short-term investments                                                                                        818         3,689
                                                                                                        -----------   -----------
    Total cash and cash equivalents                                                                          38,397        44,879

Securities available-for-sale
  U. S. Treasury and government agency securities                                                            28,983        31,804
  Mortgage-backed securities                                                                                 47,132        46,839
  State and municipal securities                                                                              2,156         2,167
  Other debt securities                                                                                       1,419         1,032
                                                                                                        -----------   -----------
    Total securities available-for-sale
    (carried at fair value)                                                                                  79,690        81,842

Securities held-to-maturity
  U. S. Treasury and government agency securities                                                            21,651        17,020
  Mortgage-backed securities                                                                                 85,426        86,073
  State and municipal securities                                                                             22,427        21,172
  Other debt securities                                                                                       3,177         1,009
                                                                                                        -----------   -----------
    Total securities held-to-maturity
    (fair value of $133,885 at
    June 30, 1997, and $126,373
    at December 31, 1996)                                                                                   132,681       125,274

Real estate mortgages held-for-sale                                                                             926           895

Loans:
  Total loans                                                                                               412,483       382,265
  Less: Allowance for loan losses                                                                             5,301         5,306
                                                                                                        -----------   -----------
    Net loans                                                                                               407,182       376,959

Land, premises and equipment, net                                                                            17,604        16,014
Accrued income receivable                                                                                     4,437         4,254
Other assets                                                                                                  6,598         6,434
                                                                                                        -----------   -----------
    Total assets                                                                                        $   687,515   $   656,551
                                                                                                        ===========   ===========

                                                            (Continued)

                                                              Part I

                                                   Item 1 - Financial Statements

                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                             As of June 30, 1997 and December 31, 1996
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                                                          June 30,    December 31,
                                                                                                            1997          1996
                                                                                                        -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Deposits:
  Noninterest bearing deposits                                                                          $    84,245   $    77,664
  Interest bearing deposits                                                                                 441,753       418,889
                                                                                                        -----------   -----------
    Total deposits                                                                                          525,998       496,553

Short-term borrowings
  Federal funds purchased                                                                                     3,300             0
  U.S. Treasury demand notes                                                                                  4,000         2,769
  Securities sold under agreements
    to repurchase                                                                                            77,403        85,611
                                                                                                        -----------   -----------
    Total short-term borrowings                                                                              84,703        88,380

Accrued expenses payable                                                                                      5,151         5,033
Other liabilities                                                                                               941         1,011
Long-term debt                                                                                               25,383        23,531
                                                                                                        -----------   -----------
    Total liabilities                                                                                       642,176       614,508

Commitments, off-balance sheet risks
  and contingencies

STOCKHOLDERS' EQUITY
--------------------
Common stock: $.50 stated value, 10,000 shares
  authorized, 2,903 shares issued and outstanding
  as of June 30, 1997, and 2,897 shares issued and
  outstanding at December 31, 1996                                                                            1,453         1,448
Additional paid-in capital                                                                                    8,537         8,232
Retained earnings                                                                                            35,122        31,967
Unrealized net gain (loss) on securities available-for-sale                                                     370           396
Treasury stock                                                                                                 (143)            0
                                                                                                        -----------   -----------
    Total stockholders' equity                                                                               45,339        42,043
                                                                                                        -----------   -----------

    Total liabilities and stockholders' equity                                                          $   687,515   $   656,551
                                                                                                        ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                 For the Three Months and Six Months Ended June 30, 1997, and 1996
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 1 of 2)


                                                                               Three Months Ended           Six Months Ended
                                                                                     June 30,                    June 30,
                                                                            -------------------------   -------------------------
                                                                                1997          1996          1997          1996
                                                                            -----------   -----------   -----------   -----------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans: Taxable                                         $     9,650   $     8,033   $    18,606   $    15,821
                            Tax exempt                                               57            60           115           121
                                                                            -----------   -----------   -----------   -----------
  Total loan income                                                               9,707         8,093        18,721        15,942
Short-term investments                                                               59            27           145            60

Securities:
  U.S. Treasury and government agency securities                                    789           696         1,552         1,329
  Mortgage-backed securities                                                      2,195         2,026         4,311         4,014
  State and municipal securities                                                    356           346           703           686
  Other debt securities                                                              74            79           148           170
                                                                            -----------   -----------   -----------   -----------
    Total interest and dividend income                                           13,180        11,267        25,580        22,201

INTEREST EXPENSE
----------------
Interest on deposits                                                              5,207         4,485        10,074         9,033
Interest on short-term borrowings                                                 1,290           992         2,603         1,867
Interest on long-term debt                                                          335           277           569           549
                                                                            -----------   -----------   -----------   -----------
    Total interest expense                                                        6,832         5,754        13,246        11,449
                                                                            -----------   -----------   -----------   -----------
NET INTEREST INCOME                                                               6,348         5,513        12,334        10,752
-------------------
Provision for loan losses                                                            60            30           120            60
                                                                            -----------   -----------   -----------   -----------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                                         6,288         5,483        12,214        10,692
-------------------------                                                   -----------   -----------   -----------   -----------

NONINTEREST INCOME
------------------
Trust fees                                                                          281           213           640           499
Service charges on deposit accounts                                                 827           692         1,566         1,270
Other income (net)                                                                  676           455         1,073           847
Net gains on the sale of real estate mortgages held-for-sale                        120           121           224           221
Net securities gains (losses)                                                       (18)           (4)          (18)           (6)
                                                                            -----------   -----------   -----------   -----------
    Total noninterest income                                                      1,886         1,477         3,485         2,831

                                                            (Continued)

                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                 For the Three Months and Six Months Ended June 30, 1997, and 1996
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 2 of 2)


                                                                               Three Months Ended           Six Months Ended
                                                                                     June 30,                    June 30,
                                                                            -------------------------   -------------------------
                                                                                1997          1996          1997          1996
                                                                            -----------   -----------   -----------   -----------

NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                                                    2,721         2,381         5,261         4,618
Occupancy and equipment expense                                                     774           690         1,557         1,413
Other expense                                                                     1,330         1,202         2,663         2,466
                                                                            -----------   -----------   -----------   -----------
    Total noninterest expense                                                     4,825         4,273         9,481         8,497

INCOME BEFORE INCOME TAX EXPENSE                                                  3,349         2,687         6,218         5,026
--------------------------------

Income tax expense                                                                1,149           973         2,191         1,808
                                                                            -----------   -----------   -----------   -----------

NET INCOME                                                                  $     2,200   $     1,714   $     4,027   $     3,218
----------                                                                  ===========   ===========   ===========   ===========

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                                    2,902,502     2,896,992     2,903,563     2,896,992

EARNINGS PER COMMON SHARE
-------------------------

Net Income (Note 2)                                                         $      0.76   $      0.59   $      1.39   $      1.11
                                                                            ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                  LAKELAND FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          For the Six Months Ended June 30, 1997 and 1996
                                                 (in thousands except for shares)

                                                            (Unaudited)

                                                                                            Unrealized
                                                                                          Net Gain (Loss)
                                              Common Stock       Additional                on Securities                 Total
                                         ----------------------    Paid-in     Retained     Available-     Treasury   Stockholders'
                                           Shares       Amount     Capital     Earnings      For-Sale        Stock       Equity
                                         ----------   --------   ----------   ----------   -------------   --------   ------------
Balances, January 1, 1996                 1,438,496   $  1,438   $    7,827   $   26,858   $         631   $      0   $     36,754

Net income for six months
  ended June 30, 1996                                                              3,218                                     3,218

Net change in unrealized net gain (loss)
  on securities available-for-sale                                                                  (739)                     (739)

Issued 10,000 shares of previously
  authorized, unissued shares                10,000         10          405                                                    415

Shares issued in 2-for-1 stock split      1,448,496

Cash dividends declared -
  $.22 per share                                                                    (639)                                     (639)
                                         ----------   --------   ----------   ----------   -------------   --------   ------------
Balances, June 30, 1996                   2,896,992   $  1,448   $    8,232   $   29,437   $        (108)  $      0   $     39,009
                                         ==========   ========   ==========   ==========   =============   ========   ============

Balances, January 1, 1997                 2,896,992   $  1,448   $    8,232   $   31,967   $         396   $      0   $     42,043

Net income for six months
  ended June 30, 1997                                                              4,027                                     4,027

Net change in unrealized net gain (loss)
  on securities available-for-sale                                                                   (26)                      (26)

Issued 10,000 shares of previously
  authorized, unissued shares                10,000          5          305                                                    310

Acquired 4,490 shares of treasury stock      (4,490)                                                           (143)          (143)

Cash dividends declared -
  $.30 per share                                                                    (872)                                     (872)
                                         ----------   --------   ----------   ----------   -------------   --------   ------------
Balances, June 30, 1997                   2,902,502   $  1,453   $    8,537   $   35,122   $         370   $   (143)  $     45,339
                                         ==========   ========   ==========   ==========   =============   ========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                              Part I

                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Six Months Ended June 30, 1997 and 1996
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)

                                                                                                            1997          1996
                                                                                                        -----------   -----------
Cash flows from operating activities:
  Net income                                                                                            $     4,027   $     3,218
                                                                                                        -----------   -----------
Adjustments to reconcile net income to net cash
  from operating activites:

  Depreciation                                                                                                  668           625
  Provision for loan losses                                                                                     120            60
  Loans originated for sale                                                                                 (12,105)      (17,076)
  Net (gain) loss on sale of loans                                                                             (224)         (221)
  Proceeds from sale of loans                                                                                12,298        17,019
  Net (gain) loss on sale of premises and equipment                                                               4            21
  Net (gain) loss on calls of securities held-to-maturity                                                        18             6
  Net securities amortization (accretion)                                                                        17           166
  Increase (decrease) in taxes payable                                                                          466           536
  (Increase) decrease in income receivable                                                                     (183)         (159)
  Increase (decrease) in accrued expenses payable                                                               (63)         (291)
  (Increase) decrease in other assets                                                                          (266)         (728)
  Increase (decrease) in other liabilities                                                                      (70)           29
                                                                                                        -----------   -----------
    Total adjustments                                                                                           680           (13)
                                                                                                        -----------   -----------
      Net cash from operating activities                                                                      4,707         3,205
                                                                                                        -----------   -----------
  Cash flows from investing activities:
  Proceeds from maturities and calls of securities held-to-maturity                                           5,648         3,818
  Proceeds from maturities and calls of securities available-for-sale                                        19,091         5,940
  Purchases of securities available-for-sale                                                                (16,963)       (8,311)
  Purchases of securities held-to-maturity                                                                  (13,108)      (10,343)
  Proceeds from sales of securities available-for-sale                                                            0             0
  Net (increase) decrease in total loans                                                                    (30,510)      (22,066)
  Purchases of land, premises and equipment                                                                  (2,262)       (1,389)
                                                                                                        -----------   -----------
      Net cash from investing activities                                                                    (38,104)      (32,351)
                                                                                                        -----------   -----------
                                                           (Continued)

                                                              Part I

                                                  LAKELAND FINANCIAL CORPORATION
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         For the Six Months Ended June 30, 1997 and 1996
                                                          (in thousands)

                                                           (Unaudited)

                                                          (Page 2 of 2)

                                                                                                            1997          1996
                                                                                                        -----------   -----------
Cash flows from financing activities:
  Net increase (decrease) in total deposits                                                             $    29,445   $    36,349
  Proceeds from short-term borrowings                                                                       467,972       389,963
  Payments on short-term borrowings                                                                        (471,649)     (385,180)
  Proceeds from long-term borrowings                                                                         10,000         2,000
  Payments on long-term borrowings                                                                           (8,148)            0
  Dividends paid                                                                                               (872)         (639)
  Proceeds from sale of common stock                                                                            310           415
  Purchase of treasury stock                                                                                   (143)            0
                                                                                                        -----------   -----------
      Net cash from financing activities                                                                     26,915        42,908
                                                                                                        -----------   -----------
  Net increase (decrease) in cash and cash equivalents                                                       (6,482)       13,762

Cash and cash equivalents at beginning of the period                                                         44,879        26,895
                                                                                                        -----------   -----------
Cash and cash equivalents at end of the period                                                          $    38,397   $    40,657
                                                                                                        ===========   ===========
Cash paid during the period for:
  Interest                                                                                              $    13,097   $    11,190
                                                                                                        ===========   ===========
  Income taxes                                                                                          $     1,743   $     1,685
                                                                                                        ===========   ===========

Loans transferred to other real estate                                                                  $       167   $         0
                                                                                                        ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997

                                  (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This report is filed for Lakeland Financial Corporation (the Company) and its wholly owned subsidiary, Lake City Bank (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate and do not make the information presented misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report and Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the results for interim periods are reflected in the quarterly statements included herein.

NOTE 2.  EARNINGS PER SHARE

     The average common shares outstanding and the net income per share for the three months and six months ended June 30, 1996, have been restated to reflect a two-for-one stock split. The record date for the stock split was April 30, 1996, and the new shares were issued May 15, 1996. The average common shares outstanding for 1997 reflect the acquisition of 4,490 shares of Lakeland Financial Corporation common stock to offset a liability for a directors' deferred compensation plan. This stock is classified as treasury stock for financial reporting.






                          (Intentionally left blank)

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                                 June 30, 1997

FINANCIAL CONDITION

     The financial statements reflect the Company's continued growth within traditional markets and expansion into new market areas. The Elkhart Northwest office of the Company at 1208 North Nappanee Street, Elkhart, IN, opened on April 21, 1997, and the Granger office at 12830 State Road 23, Granger, IN, opened on May 29, 1997. The construction of the Mishawaka office continues with the opening planned for later this year. The Company has also purchased property at 862 E. Jefferson Street, Plymouth, IN, and has received regulatory approval to establish a full-service office at that location.

     Total assets of the Company were $687,515,000 as of June 30, 1997. This is an increase of $30,964,000 or 4.7 percent from $656,551,000 reported at December 31, 1996. Total loans were $412,483,000 at June 30, 1997. This is an increase of $30,218,000 or 7.9 percent from the December 31, 1996, balance. Total securities (including available-for-sale (AFS) and held-to-maturity
(HTM)) increased $5,255,000 or 2.5 percent to $212,371,000 as of June 30, 1997, from $207,116,000 at December 31, 1996. Earning assets increased to $626,598,000 at June 30, 1997. This is an increase of $32,633,000 or 5.5 percent from the December 31, 1996, total of $593,965,000.

     Total deposits and securities sold under agreements to repurchase (repurchase agreements) consist primarily of funds generated within the Company's primary market area as defined by its Community Reinvestment Act
(CRA) statement. At June 30, 1997, these funds totaled $603,401,000. This represented a $21,237,000 or 3.6 percent increase from December 31, 1996. The growth has been primarily in certificates of deposit which increased $30,834,000 or 10.0 percent from the balance at December 31, 1996. In addition to these local funding sources, the Company borrows modestly through the Treasury, Tax and Loan program, occasionally through federal fund lines with correspondent banks and through term advances from the Federal Home Loan Bank of Indianapolis (FHLB). Including these non-local sources, funding totaled $636,084,000 at June 30, 1997. This is a $27,620,000 or 4.5 percent increase from $608,464,000 reported at December 31, 1996.

     On an average daily basis, total earning assets increased 14.1 percent and 14.2 percent for the three month period and the six month period ended June 30, 1997, respectively, as compared to similar periods ended June 30, 1996. On an average daily basis, total deposits and purchased funds increased

14.4 percent and 14.5 percent for the three month period and six month period ended June 30, 1997, as compared to the three month period and six month period ended June 30, 1996.

     The Company's investment portfolio consists of U.S. Treasuries, agencies, mortgage-backed securities, municipal bonds, and corporates. During 1997, new investments have been primarily U.S. Treasuries, municipal bonds and mortgage-backed securities. At June 30, 1997, and December 31, 1996, the Company's investment in mortgage-backed securities comprised approximately
62.4 and 64.2 percent, respectively, of the total securities and consisted mainly of CMO's and mortgage pools issued by GNMA, FNMA and FHLMC. As such, these securities are backed directly or indirectly by the Federal Government. All mortgage-backed securities purchased conform to the FFIEC high risk standards which prohibit the purchase of securities that have excessive price, prepayment, extension and original life risk characteristics. The Company uses Bloomberg analytics to evaluate and monitor all purchases. At June 30, 1997, the mortgage-backed securities in the HTM portfolio had a three year average life, with a potential for approximately 9 percent price depreciation should rates increase 300 basis points and approximately 7 percent price appreciation should rates decrease 300 basis points. The mortgage-backed securities in the AFS portfolio had a two year average life and a potential for approximately 7 percent price depreciation should rates move up 300 basis points and approximately 5 percent price appreciation should rates move down 300 basis points. As of June 30, 1997, all mortgage-backed securities continue to be in compliance with FFIEC guidelines and are performing in a manner consistent with management's original expectations.

     The Company's AFS portfolio is managed with consideration given to factors such as the Company's capital levels, growth prospects, asset/liability structure and liquidity needs. At June 30, 1997, the AFS portfolio constituted 37.5 percent of the total security portfolio. During the first six months of 1997 purchases for the HTM and AFS portfolios were $13,108,000 and $16,963,000, respectively. At June 30, 1997, the net after-tax unrealized gain in the AFS portfolio included in stockholders' equity was $370,000, a decrease of $26,000 from the unrealized gain included in stockholders' equity at December 31, 1996. Since the securities portfolio is primarily fixed rate, a negative equity adjustment is anticipated whenever interest rates increase. Future investment activity is difficult to predict, as it is dependent upon loan and deposit trends.

     As previously indicated, total loans increased $30,218,000 to $412,483,000 as of June 30, 1997, from $382,265,000 at December 31, 1996. Loan growth is net of loans reclassified to other real estate. The Company continues to experience good loan demand. Commercial loans at June 30, 1997, increased 10.2 percent from the level at December 31, 1996. Retail loans at June 30, 1997, increased 5.9 percent from December 31, 1996. Real estate loans (excluding mortgages held-for-sale) increased 2.3 percent from December 31, 1996. The balances in the real estate loan portfolio are impacted by the sale of real estate mortgages in the secondary market and the level of refinance and new mortgage activity in the existing rate environment.

     The Company had 61.3 percent of its loans concentrated in commercial loans at June 30, 1997, and 60.1 percent at December 31, 1996. Traditionally, this type of lending may have more credit risk than other types of lending. This is attributed to the fact that individual commercial loans are generally larger than residential real estate and retail loans, and because the type of borrower and purpose of commercial loans are not as homogeneous as with residential and retail customers. The Company manages this risk by pricing to the perceived risk of each individual credit, and by diversifying the portfolio by customer, product, industry and geography. Customer diversification is accomplished through a relatively low administrative loan limit of $4,500,000. Product diversification is accomplished by offering a wide variety of financing options. Management reviews the loan portfolio to ensure loans are diversified by industry. The loan portfolios are distributed throughout the Company's principal trade area, which encompasses nine counties in Indiana. Other than loans disclosed elsewhere in this filing as past-due, nonaccrual or restructured, the Company is not aware of any loans classified for regulatory purposes at June 30, 1997, that are expected to have a material impact on the Company's future operating results, liquidity or capital resources. The Company is not aware of any material credits in which there is serious doubt as to the borrower's ability to comply with the loan repayment terms, other than those disclosed as past due, nonaccrual or restructured.

     The Company continues to actively serve the mortgage needs of its CRA defined market area by originating both conforming and nonconforming real estate mortgages. During the first six months of 1997 the Company originated mortgages for sale totaling $10,605,000 as compared to $11,784,000 during the first six months of 1996. This program of mortgage sales continues to produce the liquidity needed to meet the mortgage needs of the markets served by the Company, and to generate a long-term servicing portfolio. As a part of the CRA commitment to making real estate financing available in all markets, the Company continues to originate non-conforming loans which are held to maturity or prepayment.

     Loans renegotiated as troubled debt restructuring are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan. Loans renegotiated as troubled debt restructurings totaled $1,423,000 at June 30, 1997, as compared to $1,284,000 at December 31, 1996. The loans classified as troubled debt restructurings at June 30, 1997, are performing in accordance with the modified terms. At June 30, 1997, there were no loans that would be considered impaired as defined in SFAS Nos. 114 and 118.

     The Indiana State legislature has enacted laws relating to a state chartered bank's legal lending limit, by adopting the basic regulations applied by the Office of the Comptroller of the Currency (OCC) to national banks. These guidelines set overall limits on lending activity, but actual bank limits are subject to Board of Director approval. Based upon these new regulations, the Company's June 30, 1997 legal loan limit was approximately $7,496,000. The legal loan limit will continue to increase as the Company's combined equity and allowance for loan losses continues to increase. At its February 11, 1997, meeting, the Company's Board of Directors modestly increased the Company's policy limit by $500,000, to $4,500,000 for any one borrower. With a relatively low administrative loan limit of $4,500,000, the Company's loan portfolios consist primarily of loans to consumers and small businesses.

     For the first six months of 1997, loans have been increasing slightly faster than deposits. The increase in loans is also affected by the sale of mortgage loans in the secondary market as discussed earlier. While demand accounts have increased $6,581,000 during the first six months of 1997, other transaction accounts have decreased $7,971,000 during the same period. During this period there has been a significant increase in time deposits which increased $30,834,000 or 10.0 percent. During this six month period, loans increased $30,218,000 or 7.9 percent. As a result of these loan and deposit trends, the Company's average daily loans/deposits ratio amounted to 79.0 percent at June 30, 1997, which is an increase from 78.8 percent at year-end 1996. The Company's average daily loans/total deposits and repurchase agreements ratio amounted to 71.3 percent at June 30, 1997. This is an increase from 70.0 percent at year-end 1996.

     The Company, through its Asset/Liability Committee (ALCO), manages interest rate risk by monitoring both its GAP position and the computer simulated earnings impact of various rate scenarios. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit ALCO needs. The current long-term guideline approved by the Board of Directors defines a neutral rate sensitivity ratio (GAP/Total Assets) as plus or minus 20 percent. However, the ALCO is authorized to manage this ratio outside these limits on a short-term basis, as the committee's expectation of interest rates dictates. Management has estimated that as of June 30, 1997, the Company's GAP/Total Assets ratios were (9.9) percent, (13.9) percent, and (12.5) percent for the three, six, and twelve month time periods, respectively. For this analysis, savings accounts have been assumed to be repriceable beyond twelve months, and therefore are not included as repriceable liabilities in each of these ratios. The December 31, 1996, three, six, and twelve month GAP ratios were (5.9) percent, (12.3) percent, and (17.6) percent respectively.

     Management supplements the GAP analysis with a computer simulation approach to manage the interest rate risk of the Company. This computer simulation analysis measures the net interest income impact of a 300 basis point change in interest rates during the next 12 months. If the change in net interest income is less than 3 percent of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At June 30, 1997, the Company's potential pretax exposure was within the Company's policy limit. This policy was last reviewed and approved by the Board of Directors in May, 1997.

     The Company is a member of the FHLB of Indianapolis. Membership has enabled the Company to participate in the housing programs sponsored by the FHLB, thereby enhancing the Company's ability to offer additional programs throughout its trade area. At its meeting in March, 1996, the Board of Directors of the Company passed a resolution authorizing the Company to borrow up to $50 million under the FHLB program. As of June 30, 1997, the borrowings from the FHLB totaled $25,300,000 with $10,000,000 due April 27, 1998, $4,000,000 due December 7, 1998, $10,000,000 due December 28, 1998, and
$1,300,000 due June 24, 2003. All borrowings are collateralized by residential real estate mortgages. Membership in the FHLB requires an equity investment in FHLB stock. The amount required is computed annually, and is based upon a formula which considers the Company's total investment in residential real estate loans, mortgage-backed securities and any FHLB advances outstanding at year-end. The Company's investment in FHLB stock at June 30, 1997, was $2,839,200.

     The Federal Deposit Insurance Corporation's (FDIC) risk based capital regulations require that all banks maintain an 8.0 percent Tier II risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0 percent Tier I leverage capital ratio, a 6.0 percent Tier I risk based capital ratio and a 10.0 percent Tier II risk based capital ratio. As of June 30, 1997, the Company's ratios were 6.5 percent, 10.0 percent and 11.2 percent, respectively, excluding the SFAS No. 115 adjustment. These are comparable to the ratios of 6.3 percent, 9.9 percent and 11.2 percent reported at December 31, 1996, respectively, and ratios of 6.3 percent, 10.1 percent and 11.3 percent reported at June 30, 1996, respectively. All ratios continue to be above "well capitalized" levels.

     The Company was examined by the Indiana Department of Financial Institutions (DFI) as of March 31, 1997, in May, 1997. The Company was also examined by the FDIC as of March 31, 1996, in June, 1996. Management is not aware of any regulatory recommendations that if implemented would have a material effect on liquidity, capital or results of operations.

     Total stockholders' equity increased $3,296,000 or 7.8 percent from December 31, 1996, to $45,339,000 at June 30, 1997. Net income of $4,027,000, less dividends of $872,000, less the decrease in the unrealized net gain on securities available for sale of $26,000, plus $310,000 from the issuance of common stock, less $143,000 for the cost of treasury stock acquired comprise this increase.

     Total Company assets have grown from $356,979,000 at June 30, 1992, to $687,515,000 at June 30, 1997. This is an increase of $330,536,000 or 92.6 percent which equates to a 14.0 percent rate of growth per year. Stockholders' equity has increased from $22,435,000 to $45,339,000 for the same time period. That is an increase of $22,904,000 or 102.1 percent which equates to a 15.1 percent rate of growth per year. Net income for the six months ended June 30, 1992, compared to the net income for the same period of 1997, increased $2,302,000 or 133.4 percent from $1,725,000 to $4,027,000. From June 30, 1992, to June 30, 1997, the number of Lake City Bank offices increased from 19 to
33. This growth has been funded through results of operation and existing capital.

RESULTS OF OPERATIONS

Net Interest Income

     For the six month period ended June 30, 1997, total interest and dividend income increased $3,379,000 or 15.2 percent to $25,580,000, from $22,201,000 during the same six months of 1996. Interest and dividend income increased $1,913,000 or 17.0 percent for the three month period ended June 30, 1997, as compared to the three month period ended June 30, 1996. Daily average earning assets for the first two quarters of 1997 increased to $618,923,000, a 14.2 percent increase over the same period in 1996. For the second quarter alone, the daily average earning assets increased to $628,531,000 or 14.1 percent increase over the daily average earning assets of the second quarter of 1996. The tax equivalent yields on average earning assets increased by 7 basis points for the six month period ended June 30, 1997, when compared to the same respective period of 1996. For the three month period ended June 30, 1997, this yield increased 24 basis points over the yield for the three month period ended June 30, 1996.

     The increase in the yield on average earning assets was mainly due to rising interest rates. The Company's investment portfolio, which is primarily fixed rate, experienced a 17 basis point increase in yield between the first six months of 1997 compared to the first six months of 1996. The 8 basis point reduction in the overall tax equivalent yield on loans for the first two quarters of 1997 as compared to the first two quarters of 1996 was offset by good loan demand. Strong local economies and expansion into new markets produced growth in average daily loan balances of 18.6 percent between the first two quarters of 1997 and the same period of 1996. This growth in loan balances, coupled with the decline in average yield, resulted in a 17.4 percent increase in total loan income to $18,721,000 during the first six months of 1997, from $15,942,000 reported for the first six months of 1996. For the three months ended June 30, 1997, as compared to the same period for 1996, loan income increased $1,614,000 or 19.9 percent from $8,093,000 to $9,707,000.

     Total security income amounted to $6,714,000 for the six month period ended June 30, 1997, and $3,414,000 for the three month period ended June 30, 1997. This compares to the $6,199,000 and $3,147,000 recorded for the same periods in 1996. These increases in income reflect increases in average daily balances of 5.2 percent and 4.9 percent, respectively, and security yield increases of 17 basis points and 20 basis points, respectively, when comparing the six and three months ending June 30, 1997, to the same periods for 1996.

     Income from short-term investments amounted to $145,000 for the six month period ended June 30, 1997 and $59,000 for the three month period ended June 30, 1997. This compares to $60,000 and $27,000 for the same respective periods in 1996. The difference in the short-term investment income for the six months ending June 30, 1997, compared to the six months ending June 30, 1996, results from a higher average balance in short-term investments during the six months of 1997, partially offset by a 26 basis point reduction in the tax equivalent yield. The higher income for the three months ending June 30, 1997, as compared to the three months ending June 30, 1996, is due to a $2,248,000 increase in the average daily balance along with a 16 basis point increase in the tax equivalent yield.

     Total interest expense increased $1,797,000 or 15.7 percent to $13,246,000 for the six month period ended June 30, 1997, from $11,449,000 for the six month period ended June 30, 1996, and it increased $1,078,000 or 18.7 percent for the three month period ended June 30, 1997, from the $5,754,000 for the three month period ended June 30, 1996. This is a result of the overall growth of deposits and the change in the deposit mix. On an average daily basis, total deposits (including demand deposits) increased 11.3 percent and 12.3 percent for the six and three month periods ended June 30, 1997, as compared to the similar periods ended June 30, 1996. When comparing these same periods, the average daily balances of the demand deposit accounts rose $8,476,000 and $7,263,000, respectively, while the average daily balances of savings and transaction accounts combined rose $1,885,000 and $1,859,000, respectively. The average daily balance of time deposits, which pay a higher rate of interest as compared to demand deposit and transaction accounts, increased $39,305,000 and $45,726,000 for the six and three months ended June 30, 1997, compared to the six and three months ended June 30, 1996. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 14.5 percent and 14.4 percent for the six and three month periods ended June 30, 1997, as compared to the six and three month periods ended June 30, 1996. The Company's daily cost of funds during the six month period ended June 30, 1997, increased 4 basis points when compared to the same period of 1996, and increased 16 basis points when comparing the three month periods ended June 30, 1997 and June 30, 1996.

     The net effect of all factors affecting total interest and dividend income and total interest expense was to increase net interest income. For the six month period ended June 30, 1997, net interest income totaled $12,334,000, an increase of 14.7 percent or $1,582,000 over the first six months of 1996. For the three month period ended June 30, 1997, net interest income totaled $6,348,000, an increase of $835,000 or 15.1 percent over the three months ended June 30, 1996.

     The variation in net interest income reflects both local and national market conditions as well as the ALCO's efforts to manage the margin and asset growth.

Provision for Loan Losses

     It is the policy of the Company to maintain the allowance for loan losses at a level that is deemed appropriate based upon loan loss experience, the nature of the portfolio, the growth expected for the portfolio and the evaluation of the economic outlook for the current year and subsequent years. Special consideration is given to nonperforming and nonaccrual loans as well as factors that management feels deserve recognition during the entire life of the portfolio. For several years, the Company has maintained a quarterly loan review program designed to provide reasonable assurance that the allowance is maintained at an appropriate level and that changes in the status of loans are reflected in the financial statements in a timely manner. The adherence to this policy may result in fluctuations in the provision for loan losses. Consequently, the increase in net interest income before provision for loan losses, discussed above, may not necessarily flow through to the net interest income after provision for loan losses.

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

     Given this methodology for determining the adequacy of the loan loss reserve, the provision for loan losses was modestly higher in 1997, as compared to 1996. The provision amounted to $120,000 and $60,000, respectively, for the six month periods ended June 30, 1997 and 1996. These provisions reflect the modest levels of past due accruing loans (90 days or more) and nonaccrual loans over the same periods. These levels of non-performing loans reflect both the general economic conditions that have promoted growth and expansion in the Company's trade area during the last several years, and a credit risk management strategy that promotes diversification.

     The Company increased its provision for loan losses to $120,000 for the first six months of 1997 versus $60,000 for the same period in 1996. This increase was in response to continued good loan growth in the first six months of 1997. The Company is currently evaluating the provision for loan losses for the third and fourth quarters of 1997, as a result of the Company's expansion into new markets and the continued strong commercial loan growth.

     As of June 30, 1997, loans delinquent 30 days or more that were included in the accompanying financial statements as accrual loans totaled approximately $4,146,000. At June 30, 1997, there were loans totaling $266,000 on nonaccrual. At December 31, 1996, there were $2,070,000 in loans delinquent 30 days or more included as accruing loans in the financial statements and $384,000 in nonaccrual loans. During the second quarter of 1997, loans totaling $167,000 were transferred into other real estate owned.

     As part of the loan review process, management also reviews all loans classified as `special mention' or below, as well as other loans that might warrant application of SFAS No. 114 and SFAS No. 118, `Accounting by Creditors for Impairment of a Loan'. As of June 30, 1997, no loans were considered impaired.

     Following is a summary of the loan loss experience for the six months ending June 30, 1997, and the year ending December 31, 1996.

                                                 June 30,    December 31,
                                                   1997          1996
                                               ------------  ------------
                                                     (in thousands)

Amount of loans outstanding                    $    412,483  $    382,265
                                               ------------  ------------
Average daily loans outstanding for the
  period                                       $    402,184  $    352,811
                                               ------------  ------------



Allowance for loan losses at the
  beginning of the period                      $      5,306  $      5,472

Charge-offs
 Commercial                                              50           171
 Real estate                                              0             0
 Installment                                            100           158
 Credit card and personal lines of credit                19            39
                                               ------------  ------------
    Total charge-offs                                   169           368

Recoveries
 Commercial                                              16            12
 Real estate                                              0             0
 Installment                                             25            54
 Credit card and personal lines of credit                 3            16
                                               ------------  ------------
    Total recoveries                                     44            82
                                               ------------  ------------
Net charge-offs                                         125           286

Provision charged to expense                            120           120
                                               ------------  ------------
Allowance for loan losses at the end of
 the period                                    $      5,301  $      5,306
                                               ============  ============

Ratio of net charge-offs during the period
 to average daily loans during the period      (annualized)
 Commercial                                           0.02%         0.04%
 Real estate                                          0.00%         0.00%
 Installment                                          0.04%         0.03%
 Credit card and personal credit lines                0.00%         0.01%
                                               ------------  ------------
 Total                                                0.06%         0.08%
                                               ============  ============

     Net interest income after provision for loan losses totaled $12,214,000 and $6,288,000 for the six and three month periods ended June 30, 1997. This represents increases of 14.2 percent and 14.7 percent over the same respective periods ended June 30, 1996.

Noninterest Income

     Total noninterest income increased $654,000 or 23.1 percent to $3,485,000 for the six month period ended June 30, 1997, from $2,831,000 recorded for the six month period ended June 30, 1996. Total noninterest income for the three month period ended June 30, 1997, was $1,886,000 which was $409,000 or 27.7 percent higher than the noninterest income for the three months ended June 30, 1996.

     Trust fees, which represent basic recurring service fee income, increased $141,000 or 28.3 percent to $640,000 for the six month period ended June 30, 1997, as compared to $499,000 for the first six months of 1996. For the three month period ended June 30, 1997, trust fees were $281,000, an increase of $68,000 over the fees for the same period in 1996. The major fee increases were in testamentary trust fees, employee benefit plan fees and stock transfer service fees.

     Service charges on deposit accounts increased 23.3 percent or $296,000 during the six month period ended June 30, 1997, totaling $1,566,000, as compared to the same period in 1996. These service charges increased $135,000 for the three month period ended June 30, 1997, over the amount recorded for the three month period ended June 30, 1996. Fees on the LCB Club account (the Company's low cost checking account service), business checking account fees and overdraft fees were the primary sources for the increase. These increases reflect the growth of the Company and adjustments to the schedule of deposit account fees implemented in 1996.

     Other income (net) consists of normal recurring fee income, as well as other income that management classifies as nonrecurring. Other income (net) increased 26.7 percent or $226,000 to $1,073,000 for the six month period ended June 30, 1997, as compared to the same period in 1996. It increased $221,000 or 48.6 percent for the three months ended June 30, 1997, as compared to the same months in 1996. The major increases in other income were in letter of credit fees and ATM fees.

     The profits from the sale of mortgages during the six month period ended June 30, 1997, totaled $224,000, as compared to $221,000 during the same period in 1996. For the second quarter of 1997 only, these profits were $120,000 as compared to $121,000 for the same period in 1996. These profits are a reflection of the steady volume of mortgages originated and sold in the secondary market.

     Net investment security gains (losses) amounted to $(18,000) and $(18,000) for the six and three month periods ended June 30, 1997, as compared to $(6,000) and $(4,000) for the six and three month periods ended June 30, 1996. In the first six months of 1997 and 1996, special calls of zero coupon bonds were responsible for these small losses. Additional calls are expected in future periods.

Noninterest Expense

     Noninterest expense increased $984,000 or 11.6 percent to $9,481,000 for the six month period ended June 30, 1997, as compared to the first six months of 1996. Noninterest expense increased $552,000 or 12.9 percent when comparing the three months ended June 30, 1997, to the three months ended June 30, 1996.

     For the six months ended June 30, 1997, salaries and employee benefits increased to $5,261,000, a $643,000 increase or 13.9 percent as compared to the first six months of 1996. When comparing the three months ended June 30, 1997, to the same period in 1996, the increase was $340,000 or 14.3 percent. These increases reflect the staffing of the Elkhart Northwest, Granger, Hubbard Hill and Kendallville locations, as well as normal salary increases. Full-time equivalent employees increased to 350 at June 30, 1997, from 310 at June 30, 1996.

     For the six and three month periods ended June 30, 1997, occupancy and equipment expenses were $1,557,000 and $774,000 respectively, a $144,000 increase or 10.2 percent and $84,000 or 12.2 percent from the same periods one year ago. This performance reflects the ordinary timing differences incurred with these types of expenses, as well as additional occupancy expense related to the new locations added in 1997 and 1996. These expenses are expected to continue to increase in 1997 with the Company's continued growth and expansion.

     For the six month period ended June 30, 1997, other expenses totaled $2,663,000 as compared to $2,466,000 during the same period in 1996. This is an increase of 8.0 percent or $197,000. For the second quarter of 1997 as compared to the second quarter of 1996 the increase was $128,000 or 10.7 percent.

Income Before Income Tax Expense

     As a result of the above factors, income before income tax expense increased to $6,218,000 for the first six months of 1997, as compared to $5,026,000 for the same period in 1996. This is an increase of $1,192,000 or
23.7 percent. For the three months ended June 30, 1997, as compared to the three months ended June 30, 1996, the increase in income before income tax expense was $662,000 or 24.6 percent.

Income Tax Expense

     Income tax expense increased to $2,191,000 for the first six months of 1997, as compared to $1,808,000 for the same period in 1996. This is a

$383,000 or 21.2 percent increase. Income tax expense for the second quarter of 1997 increased $176,000 or 18.1 percent as compared to the second quarter of 1996.

     The combined State franchise tax expense and the Federal income tax expense as a percent of income before income tax expense decreased to 35.2 percent during the first six months of 1997, as compared to 36.0 percent during the same period in 1996. It decreased to 34.3 percent for the three months ended June 30, 1997, as compared to 36.2 percent for the same three months in 1996. Currently the State franchise tax rate is 8.5 percent and is a deductible expense for computing Federal income tax.

Net Income

     As a result of all factors indicated above, net income increased to $4,027,000 for the first six months of 1997, an increase of $809,000 or 25.1 percent from the $3,218,000 recorded over the same period in 1996. Earnings per share for the first six months of 1997 were $1.39 per share as compared to $1.11 per share for the first six months of 1996. The 1996 earnings per share have been restated to reflect a two-for-one stock split on April 30, 1996. For the three months ended June 30, 1997, net income was $2,200,000 as compared to $1,714,000 for the three months ended June 30, 1996, an increase of $486,000 or 28.4 percent.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                 June 30, 1997

                          Part II - Other Information

         Item 4 - Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders held on April 8, 1997, the shareholders voted on a proposal to amend the Articles of Incorporation. The proposed amendment reduces the required vote to amend the Articles of Incorporation to a simple majority of those shares voted in person or by proxy at the annual or special meeting of the shareholders of the Company. The Articles of Incorporation of Lakeland Financial Corporation, prior to such amendment, required an affirmative vote of two-thirds of the issued and outstanding shares of the Company in order to amend the Articles of Incorporation. There were 2,903,799 votes entitled to be cast. At the annual meeting there were 2,194,751 votes for the proposal, and 56,991 votes against the proposal. All abstentions and non-votes were treated as no votes. In order for the proposal to pass there needed to be 1,935,866 shares voted for the proposal. There being more than the required two-thirds vote for the proposal, the proposal passed.

     There were no other submissions of matters to a vote by security holders during the quarter ended June 30, 1997.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                 June 30, 1997


                          Part II - Other Information


                          Item 5 - Other Information


RECENT DEVELOPMENTS

     On July 28, 1997, the Bank entered into a definitive agreement to purchase selected assets and assume all of the deposits, approximately $25 million, of the branch office of NBD Bank, N.A. located in Huntington, Indiana (the "Proposed NBD Branch Purchase"). On July 31, 1997, the Bank entered into a definitive agreement to purchase selected assets, including approximately $24 million of loans, and assume all of the deposits, approximately $70 million, of six branch offices of KeyCorp located in North Central Indiana (the "Proposed KeyCorp Branch Purchases" and together with the Proposed NBD Branch Purchase, the "Proposed Branch Purchases"). The Proposed Branch Purchases will be accounted for as purchase transactions. In addition to customary regulatory conditions and approvals applicable to the Proposed Branch Purchases, the definitive agreement for the Proposed KeyCorp Branch Purchases provides that KeyCorp may terminate the agreement, without liability to either party, in the event that the Company, prior to October 1, 1997, has not issued at least $15 million of trust preferred securities constituting Tier 1 capital for bank regulatory purposes or otherwise increased its capital such that the Company would be considered "well capitalized", as defined for purposes of the FDICIA, on a pro forma basis giving effect to the consummation of the transaction. Neither the Proposed NBD Branch Purchase nor the Proposed KeyCorp Branch Purchases are conditioned upon the consummation of the other. Regulatory applications for the Proposed Branch Purchases will be filed in the near future and the Proposed Branch Purchases are expected to be completed in the fourth quarter of 1997. There can be no assurance that all necessary regulatory approvals will be obtained or that all conditions to the proposed Branch Purchases will be satisfied such that the Proposed Branch Purchases will be consummated.

REGULATION AND SUPERVISION

General

     The Company and the Bank are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company, and the operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.

     The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), and, as such, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company is required to file annual reports with the Federal Reserve and to provide the Federal Reserve such additional information as it may require.

     The Bank, as an Indiana state bank, is supervised by the Indiana Department of Financial Institutions (the "DFI") and the Federal Deposit Insurance Corporation ("FDIC"). As such, the Bank is regularly examined by, and is subject to regulations promulgated by, the DFI and the FDIC.

Recent and Pending Legislation

     The enactment of the legislation described below has significantly affected the banking industry generally and will have an ongoing effect on the Company and the Bank in the future.

     Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") reorganized and reformed the regulatory structure applicable to financial institutions generally. FIRREA, among other things, enhanced the supervisory and enforcement powers for the federal bank regulatory agencies, required insured financial institutions to guaranty repayment of losses incurred by the FDIC in connection with the failure of an affiliated financial institution, required financial institutions to provide their primary federal regulator with notice (under certain circumstances) of changes in senior management and broadened authority for bank holding companies to acquire savings institutions.

     Under FIRREA, federal banking regulators have greater flexibility to bring enforcement actions against insured institutions and institution-affiliated parties, including cease and desist orders, prohibition orders, civil money penalties, termination of insurance and the imposition of operating restrictions and capital plan requirements. These enforcement actions, in general, may be initiated for violations of laws and regulations and unsafe or unsound practices. FIRREA also requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.

     The Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was adopted to recapitalize the FDIC's Bank Insurance Fund ("BIF"), which in general insures the deposits of commercial banks such as the Bank, and imposes certain supervisory and regulatory reforms on insured depository institutions. FDICIA includes provisions, among others, to (i) increase the FDIC's line of credit with the U.S. Treasury in order to provide the FDIC with additional funds to cover the losses of federally insured banks, (ii) reform the deposit insurance system, including the implementation of risk-based deposit insurance premiums, (iii) establish a format for closer monitoring of financial institutions to enable prompt corrective action by banking regulators when a financial institution begins to experience financial difficulty and create five capital levels for financial institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") that would impose more scrutiny and restrictions on less capitalized institutions, (iv) require the federal banking regulators to set operational and managerial standards for all insured depository institutions and their holding companies, including limits on excessive compensation to executive officers, directors, employees and principal shareholders, and establish standards for loans secured by real estate, (v) adopt certain accounting reforms, including the authority of banking regulators to require independent audits of banks and thrifts, and require on-site examinations of federally insured institutions within specified timeframes, (vi) revise risk-based capital standards to ensure that they (a) take adequate account of interest-rate changes, concentration of credit risk and the risks of nontraditional activities, and (b) reflect the actual performance and expected risk of loss of multi-family mortgages, and
(vii) restrict state-chartered banks from engaging in activities not permitted for national banks unless they are adequately capitalized and have FDIC approval. FDICIA also permits the FDIC to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary and grants authority to the FDIC to establish semiannual assessment rates on financial institutions that are members of either the BIF or the Savings Association Insurance Fund ("SAIF"), which in general insures the deposits of thrifts, in order to maintain these funds at the designated reserve ratios.

     FDICIA also contained the Truth in Savings Act, which requires clear and uniform disclosure of the rates of interest payable on deposit accounts by depository institutions, and the fees assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of financial institutions with regard to deposit accounts and products.

     Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") in September 1994. Beginning in September 1995, bank holding companies have the right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry. The legislation also provides that holding companies have the right, starting on June 1, 1997, to convert the banks that they own in different states to branches of a single bank. A state was permitted to "opt out" of this law but was not permitted to "opt out" of the law allowing bank holding companies from other states to enter the state. A state may also determine, at its option, to permit interstate branching through the establishment of de novo branches by out-of-state banks. The State of Indiana did not "opt out" of the interstate branching provisions of the Interstate Act and has authorized the establishment of de novo branches of out-of-state banks. The Interstate Act also establishes limits on acquisitions by large banking organizations by providing that no acquisition may be undertaken if it would result in the organization having deposits exceeding either 10% of all bank deposits in the United States or 30% of the bank deposits in the state in which the acquisition would occur.

     Economic Growth and Regulatory Paperwork Reduction Act of 1996. The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "EGRPRA") was signed into law on September 30, 1996. EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatorily approved non-banking activity without prior notice to the Federal Reserve; written notice is required within 10 days after commencing the activity. Under EGRPRA, the prior notice period is reduced to 12 days in the event of any non-banking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier 1 capital. EGRPRA also provided for the recapitalization of the SAIF in order to bring it into parity with the BIF.

     Pending Legislation. Because of concerns relating to competitiveness and the safety and soundness of the banking industry, Congress is considering a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are new proposals to merge the BIF and the SAIF insurance funds, to alter the statutory separation of commercial and investment banking and to further expand the powers of banks, bank holding companies and competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.

Bank and Bank Holding Company Regulation

     As noted above, both the Company and the Bank are subject to extensive regulation and supervision.

     Bank Holding Company Act. Under the BHCA, the activities of a bank holding company, such as the Company, are limited to business so closely related to banking, managing or controlling banks as to be a proper incident thereto. The Company is also subject to capital requirements applied on a consolidated basis in a form substantially similar to those required of the Bank. The BHCA requires a bank holding company to obtain approval from the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares), (ii) acquiring all or substantially all of the assets of another bank or bank holding company, or
(iii) merging or consolidating with another bank holding company. The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantially anticompetitive result, unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers.

     The BHCA also prohibits a bank holding company, with certain limited exceptions, (i) from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or (ii) from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. The Federal Reserve, in making such determination, considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency in resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices.

     Insurance of Accounts. The FDIC provides insurance, through the BIF, to deposit accounts at the Bank to a maximum of $100,000 for each insured depositor. On January 1, 1996, the FDIC adopted an amendment to its BIF risk-based assessment schedule which effectively eliminated deposit insurance assessments for most commercial banks and other depository institutions with deposits insured by the BIF only. Following enactment of EGRPRA, the overall assessment rate for 1997 for institutions in the lowest risk-based premium category was revised to equal 1.29 cents for each $100 of BIF-assessable deposits. Deposits insured by the SAIF continue to be assessed at a higher rate. At this time, the deposit insurance assessment rate for institutions in the lowest risk-based premium category is zero, and all of the assessments paid by institutions in this category are used to service debt issued by the Financing Corporation, a federal agency established to finance the recapitalization of the former Federal Savings and Loan Insurance Corporation.

     Regulations Governing Capital Adequacy. The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open facilities.

     The Federal Reserve and the FDIC adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Under these guidelines, all bank holding companies and federally regulated banks must maintain a minimum risk-based total capital ratio equal to 8%, of which at least one-half must be Tier 1 capital.

     The Federal Reserve also has implemented a leverage ratio, which is Tier 1 capital to total assets, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. For all but the most highly-rated bank holding companies and for bank holding companies seeking to expand, however, the Federal Reserve expects that additional capital sufficient to increase the ratio by at least 100 to 200 basis points will be maintained.

     Management of the Company believes that the risk-weighting of assets and the risk-based capital guidelines do not have a material adverse impact on the Company's operations or on the operations of the Bank.

     Community Reinvestment Act. The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

     Regulations Governing Extensions of Credit. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its subsidiaries, or investments in their securities and on the use of their securities as collateral for loans to any borrowers. These regulations and restrictions may limit the ability of the Company to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses.

Further, under the BHCA and certain regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest-rates and collateral as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and
(ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons.

     Reserve Requirements. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Reserves of 3% must be maintained against total transaction accounts of $49.3 million or less (subject to adjustment by the Federal Reserve) and an initial reserve of $1,479,000 plus 10% (subject to adjustment by the Federal Reserve to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.

     Dividends. The ability of the Bank to pay dividends and management fees is limited by various state and federal laws, by the regulations promulgated by its primary regulators and by the principles of prudent bank management.

     Monetary Policy and Economic Control. The commercial banking business in which the Company engages is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks deposits and assets of foreign branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and such use may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Company and the Bank cannot be predicted.

FORWARD-LOOKING STATEMENTS

     Statements contained in this Report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). There can be no assurance, in light of certain risks and uncertainties, that such forward-looking statements will in fact transpire. The following important factors, risks and uncertainties, among others, could cause actual results to differ materially from such forward-looking statements:

     Credit risk: Approximately 60.1% and 61.3% of the Company's loans at December 31, 1996 and June 30, 1997, respectively, were commercial in nature (including agri-business and agricultural loans), and, as of both December 31, 1996 and June 30, 1997, the Company estimates that in excess of 95% of the Bank's commercial, industrial, agri-business and agricultural real estate mortgage loans, real estate construction mortgage and consumer loans are made within the Bank's basic trade area. Changes in local and national economic conditions could adversely affect credit quality in the Company's loan portfolio.

     Interest rate risk: Although the Company actively manages its interest rate sensitivity, such management is not an exact science. Rapid increases or decreases in interest rates could adversely impact the Company's net interest margin if changes in its cost of funds do not correspond to the changes in income yields.

     Competition: The Company's activities involve competition with other banks as well as other financial institutions and enterprises. Also, the financial service markets have and likely will continue to experience substantial changes, which could significantly change the Company's competitive environment in the future.

     Legislative and regulatory environment: The Company operates in a rapidly changing legislative and regulatory environment. It cannot be predicted how or to what extent future developments in these areas will affect the Company. These developments could negatively impact the Company through increased operating expenses for compliance with new laws and regulations, restricted access to new products and markets, or in other ways.

     General business and economic trends: General business and economic trends, including the impact of inflation levels, influence the Company's results in numerous ways, including operating expense levels, deposit and loan activity, and availability of trained individuals needed for future growth.

     The use of estimates and assumptions: In preparing financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions that affect the amounts reported therein and the disclosures provided. Actual results could differ from these estimates.


     The foregoing list should not be construed as exhaustive and the Company disclaims any obligation to subsequently update or revise any forward-looking statements after the date of this Report.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                 June 30, 1997


                          Part II - Other Information


                   Item 6 - Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report:

     Exhibit 3(i) Restated Articles of Incorporation of Lakeland Financial
                  Corporation

(b) Reports on Form 8-K:

     There were no reports on Form 8-K filed by the Registrant during the last 30 weeks ending July 25, 1997.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                 June 30, 1997

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



                                        LAKELAND FINANCIAL CORPORATION
                                               (Registrant)




Date: July 31, 1997                      R. Douglas Grant
                                         R. Douglas Grant - President




Date: July 31, 1997                      Terry M. White
                                         Terry M. White - Secretary/Treasurer

                                 EXHIBIT INDEX

   Exhibit
     No.       Description                                  Page
   -------     -------------------------------------------  -------

    3(i)       Restated Articles of Incorporation of
               Lakeland Financial Corporation

    27         Financial Data Schedule (EDGAR filing only)