Form 10-Q
period 1997-09-30
LAKELAND FINANCIAL CORP
filed 1997-11-12
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

            Class                          Outstanding at September 30, 1997
Common Stock, $.50 Stated Value                         2,902,502

                                                            Part I

                                                   Item 1 - Financial Statements

                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                          As of September 30, 1997 and December 31, 1996
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)


                                                                          September 30,   December 31,
                                                                              1997            1996
                                                                          -------------   -------------
ASSETS
------
Cash and cash equivalents
  Cash and due from banks                                                 $      35,526   $      41,190
  Short-term investments                                                          4,958           3,689
                                                                          -------------   -------------
     Total cash and cash equivalents                                             40,484          44,879

Securities available-for-sale
  U. S. Treasury and government agency securities                                29,189          31,804
  Mortgage-backed securities                                                     45,867          46,839
  State and municipal securities                                                  2,185           2,167
  Other debt securities                                                           1,409           1,032
                                                                          -------------   -------------
     Total securities available-for-sale
     (carried at fair value)                                                     78,650          81,842

Securities held-to-maturity
  U. S. Treasury and government agency securities                                22,183          17,020
  Mortgage-backed securities                                                     96,964          86,073
  State and municipal securities                                                 22,415          21,172
  Other debt securities                                                           3,180           1,009
                                                                          -------------   -------------
     Total securities held-to-maturity
     (fair value of $146,890 at
     September 30, 1997, and $126,373
     at December 31, 1996)                                                      144,742         125,274

Real estate mortgages held-for-sale                                               1,137             895

Loans:
  Total loans                                                                   424,928         382,265
  Less: Allowance for loan losses                                                 5,317           5,306
                                                                          -------------   -------------
     Net loans                                                                  419,611         376,959

Land, premises and equipment, net                                                18,349          16,014
Accrued income receivable                                                         4,350           4,254
Other assets                                                                      6,889           6,434
                                                                          -------------   -------------
     Total assets                                                         $     714,212   $     656,551
                                                                          =============   =============

                                                            (Continued

                                                              Part I

                                                   Item 1 - Financial Statements

                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                          As of September 30, 1997 and December 31, 1996
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                          September 30,   December 31,
                                                                              1997            1996
                                                                          -------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
-----------
Deposits:
  Noninterest bearing deposits                                            $      78,173   $      77,664
  Interest bearing deposits                                                     454,962         418,889
                                                                          -------------   -------------
     Total deposits                                                             533,135         496,553

Short-term borrowings
  Federal funds purchased                                                             0               0
  U.S. Treasury demand notes                                                      4,000           2,769
  Securities sold under agreements
    to repurchase                                                                79,008          85,611
                                                                          -------------   -------------
     Total short-term borrowings                                                 83,008          88,380

Accrued expenses payable                                                          5,396           5,033
Other liabilities                                                                 1,033           1,011
Notes payable                                                                    25,375          23,531
Guaranteed preferred beneficial interests in
  the Company's subordinated debentures                                          19,204               0
                                                                          -------------   -------------
     Total liabilities                                                          667,151         614,508

Commitments, off-balance sheet risks
  and contingencies

STOCKHOLDERS' EQUITY
--------------------
Common stock: $.50 stated value,  10,000 shares
  authorized,  2,903 shares issued and outstanding
  as of September 30, 1997, and 2,897 shares issued and
  outstanding at December 31, 1996                                                1,453           1,448
Additional paid-in capital                                                        8,537           8,232
Retained earnings                                                                36,563          31,967
Unrealized net gain (loss) on securities available-for-sale                         651             396
Treasury stock                                                                     (143)              0
                                                                          -------------   -------------
     Total stockholders' equity                                                  47,061          42,043
                                                                          -------------   -------------

     Total liabilities and stockholders' equity                           $     714,212   $     656,551
                                                                          =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                              For the Three Months and Nine Months Ended September 30, 1997 and 1996
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 1 of 2)


                                                                                Three Months Ended          Nine Months Ended
                                                                                   September 30,              September 30,
                                                                            -------------------------   -------------------------
                                                                                1997          1996          1997          1996
                                                                            -----------   -----------   -----------   -----------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans: Taxable                                         $     9,690   $     8,283   $    28,296   $    24,104
                            Tax exempt                                               58            63           173           184
                                                                            -----------   -----------   -----------   -----------
Total loan income                                                                 9,748         8,346        28,469        24,288
Short-term investments                                                               79           128           224           188

Securities:
  U.S. Treasury and Government agency securities                                    817           753         2,369         2,082
  Mortgage-backed securities                                                      2,264         2,058         6,575         6,072
  State and municipal securities                                                    365           346         1,068         1,032
  Other debt securities                                                              71            77           219           247
                                                                            -----------   -----------   -----------   -----------
    Total interest and dividend income                                           13,344        11,708        38,924        33,909

INTEREST EXPENSE
----------------
Interest on deposits                                                              5,494         4,662        15,568        13,695
Interest on short-term borrowings                                                 1,167         1,137         3,770         3,004
Interest on long-term debt                                                          579           277         1,148           826
                                                                            -----------   -----------   -----------   -----------
    Total interest expense                                                        7,240         6,076        20,486        17,525
                                                                            -----------   -----------   -----------   -----------
NET INTEREST INCOME                                                               6,104         5,632        18,438        16,384
-------------------
Provision for loan losses                                                            60            30           180            90
                                                                            -----------   -----------   -----------   -----------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                                         6,044         5,602        18,258        16,294
-------------------------                                                   -----------   -----------   -----------   -----------

NONINTEREST INCOME
------------------
Trust fees                                                                          267           212           907           711
Service charges on deposit accounts                                                 887           746         2,453         2,016
Other income (net)                                                                  694           425         1,767         1,272
Net gains on the sale of real estate mortgages held-for-sale                        168            94           392           315
Net securities gains (losses)                                                         0             0           (18)           (6)
                                                                            -----------   -----------   -----------   -----------
    Total noninterest income                                                      2,016         1,477         5,501         4,308

                                                            (Continued)

                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                              For the Three Months and Nine Months Ended September 30, 1997 and 1996
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 2 of 2)


                                                                                Three Months Ended          Nine Months Ended
                                                                                   September 30,              September 30,
                                                                            -------------------------   -------------------------
                                                                                1997          1996          1997          1996
                                                                            -----------   -----------   -----------   -----------
NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                                                    2,858         2,416         8,119         7,034
Occupancy and equipment expense                                                     804           752         2,361         2,165
Other expense                                                                     1,494         1,493         4,157         3,959
                                                                            -----------   -----------   -----------   -----------
    Total noninterest expense                                                     5,156         4,661        14,637        13,158

INCOME BEFORE INCOME TAX EXPENSE                                                  2,904         2,418         9,122         7,444
--------------------------------

Income tax expense                                                                1,034           807         3,225         2,615
                                                                            -----------   -----------   -----------   -----------

NET INCOME                                                                  $     1,870   $     1,611   $     5,897   $     4,829
----------                                                                  ===========   ===========   ===========   ===========

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                                    2,902,502     2,896,992     2,902,863     2,896,992

EARNINGS PER COMMON SHARE
-------------------------

Net Income (Note 2)                                                         $      0.64   $      0.56   $      2.03   $      1.67
                                                                            ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                  LAKELAND FINANCIAL CORPORATION
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       For the Nine Months Ended September 30, 1997 and 1996
                                                 (in thousands except for shares)

                                                            (Unaudited)

                                                                                            Unrealized
                                                                                          Net Gain (Loss)
                                                 Common Stock                              on Securities                  Total
                                            ---------------------    Paid-in     Retained    Available    Treasury   Stockholders'
                                              Shares      Amount     Capital     Earnings     For Sale      Stock       Equity
                                            ---------   ---------   ---------   ---------    ---------    ---------   ------------
Balances, January 1, 1996                   1,438,496   $   1,438   $   7,827   $  26,858    $     631    $       0   $     36,754

Net income for nine months
  ended September 30, 1996                                                          4,829                                    4,829

Net change in unrealized net gain (loss)
  on securities available-for-sale                                                                (451)                       (451)

Issued 10,000 shares of previously
  authorized, unissued shares                  10,000          10         405                                                  415

Shares issued in 2-for-1 stock split        1,448,496

Cash dividends declared -
  $.34 per share                                                                     (986)                                    (986)
                                            ---------   ---------   ---------   ---------    ---------    ---------   ------------
Balances, September 30, 1996                2,896,992   $   1,448   $   8,232   $  30,701    $     180    $       0   $     40,561
                                            =========   =========   =========   =========    =========    =========   ============
Balances, January 1, 1997                   2,896,992   $   1,448   $   8,232   $  31,967    $     396    $       0   $     42,043

Net income for nine months
  ended September 30, 1997                                                          5,897                                    5,897

Net change in unrealized net gain (loss)
  on securities available-for-sale                                                                 255                         255

Issued 10,000 shares of previously
  authorized, unissued shares                  10,000           5         305                                                  310

Acquired 4,490 shares of treasury stock        (4,490)                                                         (143)          (143)

Cash dividends declared -
  $.45 per share                                                                   (1,301)                                  (1,301)
                                            ---------   ---------   ---------   ---------    ---------    ---------   ------------
Balances, September 30, 1997                2,902,502   $   1,453   $   8,537   $  36,563    $     651    $    (143)  $     47,061
                                            =========   =========   =========   =========    =========    =========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                              Part I

                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       For the Nine Months Ended September 30, 1997 and 1996
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)

                                                                                                            1997          1996
                                                                                                        -----------   -----------
Cash flows from operating activities:
  Net income                                                                                            $     5,897   $     4,829
                                                                                                        -----------   -----------
Adjustments to reconcile net income to net cash
from operating activites:

  Depreciation                                                                                                1,030           943
  Provision for loan losses                                                                                     180            90
  Write-down of other real estate owned                                                                           0            20
  Loans originated for sale                                                                                 (19,564)      (21,464)
  Net (gain) loss on sale of loans                                                                             (392)         (315)
  Proceeds from sale of loans                                                                                19,714        21,465
  Net (gain) loss on sale of premises and equipment                                                               6             2
  Net (gain) loss on calls of securities held-to-maturity                                                        19             6
  Net securities amortization (accretion)                                                                        14           231
  Increase (decrease) in taxes payable                                                                          175           366
  (Increase) decrease in income receivable                                                                      (96)           85
  Increase (decrease) in accrued expenses payable                                                               297           (34)
  (Increase) decrease in other assets                                                                          (675)         (171)
  Increase (decrease) in other liabilities                                                                      (36)           (6)
                                                                                                        -----------   -----------
    Total adjustments                                                                                           672         1,218
                                                                                                        -----------   -----------
      Net cash from operating activities                                                                      6,569         6,047
                                                                                                        -----------   -----------
Cash flows from investing activities:
  Proceeds from maturities and calls of securities held-to-maturity                                           9,428         7,510
  Proceeds from maturities and calls of securities available-for-sale                                        23,186        10,383
  Purchases of securities available-for-sale                                                                (19,525)      (13,246)
  Purchases of securities held-to-maturity                                                                  (28,974)      (18,474)
  Proceeds from sales of securities available-for-sale                                                            0             0
  Net (increase) decrease in total loans                                                                    (42,832)      (37,826)
  Purchases of land, premises and equipment                                                                  (3,371)       (2,850)
                                                                                                        -----------   -----------
      Net cash from investing activities                                                                    (62,088)      (54,503)
                                                                                                        -----------   -----------
                                                            (Continued)

                                                              Part I

                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       For the Nine Months Ended September 30, 1997 and 1996
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                                                            1997          1996
                                                                                                        -----------   -----------
Cash flows from financing activities:
  Net increase (decrease) in total deposits                                                             $    36,582   $    34,144
  Proceeds from short-term borrowings                                                                       689,373       615,834
  Payments on short-term borrowings                                                                        (694,745)     (599,731)
  Proceeds from long-term borrowings                                                                         10,000         2,118
  Payments on long-term borrowings                                                                           (8,156)          (18)
  Dividends paid                                                                                             (1,301)         (986)
  Proceeds from sale of common stock                                                                            310           415
  Net proceeds from sale of trust preferred securities                                                       19,204             0
  Purchase of treasury stock                                                                                   (143)            0
                                                                                                        -----------   -----------
      Net cash from financing activities                                                                     51,124        51,776
                                                                                                        -----------   -----------
  Net increase (decrease) in cash and cash equivalents                                                       (4,395)        3,320

Cash and cash equivalents at beginning of the period                                                         44,879        26,895
                                                                                                        -----------   -----------
Cash and cash equivalents at end of the period                                                          $    40,484   $    30,215
                                                                                                        ===========   ===========
Cash paid during the period for:
  Interest                                                                                              $    20,203   $    17,136
                                                                                                        ===========   ===========
  Income taxes                                                                                          $     2,883   $     2,545
                                                                                                        ===========   ===========

Loans transferred to other real estate                                                                  $       167   $         0
                                                                                                        ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997

                                  (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This report is filed for Lakeland Financial Corporation (the Company) and its wholly owned subsidiaries, Lake City Bank (the Bank) and Lakeland Capital Trust (Lakeland Trust). All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 2.  EARNINGS PER SHARE

     The average common shares outstanding and the net income per share for the three months and nine months ended September 30, 1996, have been restated to reflect a two-for-one stock split. The record date for the stock split was April 30, 1996, and the new shares were issued May 15, 1996. The average common shares outstanding for 1997 reflect the acquisition of 4,490 shares of Lakeland Financial Corporation common stock to offset a liability for a directors' deferred compensation plan. This stock is classified as treasury stock for financial reporting.

NOTE 3. TRUST PREFERRED SECURITIES

     The Company formed Lakeland Trust on July 24, 1997. Lakeland Trust issued $20 million of 9% Cumulative Trust Preferred Securities (Preferred Securities). These proceeds were used to purchase Subordinated Debentures of the Company. The Company owns all of the common stock of Lakeland Trust. The sole assets of Lakeland Trust are the Subordinated Debentures and the payments thereunder. The obligations of the Company under the Guarantee, the Trust Agreement, the Subordinated Debentures, the Indenture and the Expense Agreement provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all the obligations of Lakeland Trust under the Preferred Securities.

     Lakeland Trust will be treated for financial reporting purposes as a subsidiary of the Company and, accordingly, the accounts of Lakeland Trust will be included in the consolidated financial statements of the Company. The Preferred Securities issued by Lakeland Trust will be presented as a separate line item as long-term debt in the consolidated balance sheet of the Company under the caption "Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures" and the Company will record Distributions payable on the Preferred Securities as an expense in its consolidated statements of income.




                          (Intentionally left blank)

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                              September 30, 1997

FINANCIAL CONDITION

     The financial statements reflect the Company's continued growth within traditional markets and expansion into new market areas. The construction of the Mishawaka office continues with the opening planned for mid-November. The Company has also purchased property at 862 E. Jefferson Street, Plymouth, IN, and has received regulatory approval to establish a full-service office at that location. The Company has entered into an agreement to purchase selected assets and assume all deposits of the office of NDB Bank, N.A. located in Huntington, Indiana. In addition, the Company has entered into an agreement to purchase selected assets and assume all deposits of the KeyCorp offices in Columbia City, Indiana; Kendallville, Indiana; Ligonier, Indiana; Logansport, Indiana; Medaryville, Indiana; and Rochester, Indiana. These two purchases are expected to add approximately $24 million in loans and $95 million in deposits. The purchases from First Chicago NBD and KeyCorp are planned to be closed during the fourth quarter of 1997. The Company has also entered into an agreement to purchase selected assets and assume all deposits of the Peru, Indiana and Greentown, Indiana offices of National City Bank. This purchase is expected to add $40 million in deposits. The closing of this purchase is planned for the first quarter of 1998.

     Total assets of the Company were $714,212,000 as of September 30, 1997. This is an increase of $57,661,000 or 8.8 percent from $656,551,000 reported at December 31, 1996. Total loans were $424,928,000 at September 30, 1997. This is an increase of $42,663,000 or 11.2 percent from the December 31, 1996, balance. Total securities (including available-for-sale (AFS) and held-to-maturity (HTM)) increased $16,276,000 or 7.9 percent to $223,392,000 as of September 30, 1997, from $207,116,000 at December 31, 1996. Earning assets increased to $654,415,000 at September 30, 1997. This is an increase of $60,450,000 or 10.2 percent from the December 31, 1996, total of $593,965,000.

     Total deposits and securities sold under agreements to repurchase (repurchase agreements) consist primarily of funds generated within the Company's primary market area as defined by its Community Reinvestment Act
(CRA) statement. At September 30, 1997, these funds totaled $612,143,000. This represented a $29,979,000 or 5.1 percent increase from December 31, 1996. The growth has been primarily in time deposits which increased $52,678,000 or 17.1 percent from the balance at December 31, 1996. The growth in time deposits was offset by decreases in the interest-bearing demand accounts and repurchase agreements. In addition to these local funding sources, the Company borrows through the Treasury, Tax and Loan program, through federal fund lines with correspondent banks and through term advances from the Federal Home Loan Bank of Indianapolis (FHLB). Including these non-local sources, funding totaled $641,518,000 at September 30, 1997. This is a $33,054,000 or 5.4 percent increase from $608,464,000 reported at December 31, 1996. Other funding of $19,204,000 was provided through the issuance of trust preferred securities.

     On an average daily basis, total earning assets increased 12.1 percent and 13.5 percent for the three month period and the nine month period ended September 30, 1997, respectively, as compared to similar periods ended September 30, 1996. On an average daily basis, total deposits and purchased funds increased 11.9 percent and 13.6 percent for the three month period and nine month period ended September 30, 1997, as compared to the three month period and nine month period ended September 30, 1996.

     The Company's investment portfolio consists of U.S. Treasuries, agencies, mortgage-backed securities, municipal bonds, and corporates. During 1997, new investments have been primarily U.S. Treasuries, municipal bonds and mortgage-backed securities. At September 30, 1997, and December 31, 1996, the Company's investment in mortgage-backed securities comprised approximately
63.9 and 64.2 percent, respectively, of the total securities and consisted mainly of CMO's and mortgage pools issued by GNMA, FNMA and FHLMC. As such, these securities are backed directly or indirectly by the Federal Government. All mortgage-backed securities purchased conform to the FFIEC high risk standards which prohibit the purchase of securities that have excessive price, prepayment, extension and original life risk characteristics. The Company uses Bloomberg analytics to evaluate and monitor all purchases. At September 30, 1997, the mortgage-backed securities in the HTM portfolio had a three year average life, with a potential for approximately 9 percent price depreciation should rates increase 300 basis points and approximately 7 percent price appreciation should rates decrease 300 basis points. The mortgage-backed securities in the AFS portfolio had a two year average life and a potential for approximately 7 percent price depreciation should rates move up 300 basis points and approximately 4 percent price appreciation should rates move down 300 basis points. As of September 30, 1997, all mortgage-backed securities continue to be in compliance with FFIEC guidelines and are performing in a manner consistent with management's original expectations.

     The Company's AFS portfolio is managed with consideration given to factors such as the Company's capital levels, growth prospects, asset/liability structure and liquidity needs. At September 30, 1997, the AFS portfolio constituted 35.2 percent of the total security portfolio. During the first nine months of 1997 purchases for the HTM and AFS portfolios were $28,974,000 and $19,525,000, respectively. At September 30, 1997, the net after-tax unrealized gain in the AFS portfolio included in stockholders' equity was $651,000, an increase of $255,000 from the unrealized gain included in stockholders' equity at December 31, 1996. Future investment activity is difficult to predict, as it is dependent upon loan and deposit trends.

     As previously indicated, total loans increased $42,663,000 to $424,928,000 as of September 30, 1997, from $382,265,000 at December 31, 1996.
Loan growth is net of loans reclassified to other real estate. The Company continues to experience good loan demand. Commercial loans at September 30, 1997, increased 12.9 percent from the level at December 31, 1996. Retail loans at September 30, 1997, increased 10.7 percent from December 31, 1996. Real estate loans (excluding mortgages held-for-sale) increased 5.4 percent from December 31, 1996. The balances in the real estate loan portfolio are impacted by the sale of real estate mortgages in the secondary market and the level of refinance and new mortgage activity in the existing rate environment.

     The Company had 61.0 percent of its loans concentrated in commercial loans at September 30, 1997, and 60.1 percent at December 31, 1996. Traditionally, this type of lending may have more credit risk than other types of lending. This is attributed to the fact that individual commercial loans are generally larger than residential real estate and retail loans, and because the type of borrower and purpose of commercial loans are not as homogeneous as with residential and retail customers. The Company manages this risk by pricing to the perceived risk of each individual credit, and by diversifying the portfolio by customer, product, industry and geography. Customer diversification is accomplished through a relatively low administrative loan limit of $4,500,000. Product diversification is accomplished by offering a wide variety of financing options. Management reviews the loan portfolio to ensure loans are diversified by industry. The loan portfolios are distributed throughout the Company's principal trade area, which encompasses nine counties in Indiana. Other than loans disclosed elsewhere in this filing as past-due, nonaccrual or restructured, the Company is not aware of any loans classified for regulatory purposes at September 30, 1997, that are expected to have a material impact on the Company's future operating results, liquidity or capital resources. The Company is not aware of any material credits in which there is serious doubt as to the borrower's ability to comply with the loan repayment terms, other than those disclosed as past due, nonaccrual or restructured.

     The Company continues to actively serve the mortgage needs of its CRA defined market area by originating both conforming and nonconforming real estate mortgages. During the first nine months of 1997 the Company originated mortgages for sale in the secondary market totaling $18,064,000 as compared to $16,172,000 during the first nine months of 1996. This program of mortgage sales continues to produce the liquidity needed to meet the mortgage needs of the markets served by the Company, and to generate a long-term servicing portfolio. As a part of the CRA commitment to making real estate financing available in all markets, the Company continues to originate non-conforming loans which are held to maturity or prepayment.

     Loans renegotiated as troubled debt restructuring are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan. Loans renegotiated as troubled debt restructurings totaled $1,402,000 at September 30, 1997, as compared to $1,284,000 at December 31, 1996. The loans classified as troubled debt restructurings at September 30, 1997, are performing in accordance with the modified terms. At September 30, 1997, there were no loans that would be considered impaired as defined in SFAS Nos. 114 and 118.

     The Indiana State legislature has enacted laws relating to a state chartered bank's legal lending limit, by adopting the basic regulations applied by the Office of the Comptroller of the Currency (OCC) to national banks. These guidelines set overall limits on lending activity, but actual bank limits are subject to Board of Director approval. Based upon these new regulations, the Company's September 30, 1997 legal loan limit was approximately $10,357,000. The $2,861,000 increase in the legal loan limit from the prior quarter is a result of a portion of the proceeds from the issuance of the Preferred Securities being invested in and increasing the surplus of Lake City Bank. The legal loan limit will continue to increase as the Company's combined equity and allowance for loan losses continues to increase. At its February 11, 1997, meeting, the Company's Board of Directors modestly increased the Company's policy limit by $500,000, to $4,500,000 for any one borrower. With a relatively low administrative loan limit of $4,500,000, the Company's loan portfolios consist primarily of loans to consumers and small businesses.

     For the first nine months of 1997, loans have been increasing slightly faster than deposits. The increase in loans is also affected by the sale of mortgage loans in the secondary market as discussed earlier. While demand accounts have increased $509,000 during the first nine months of 1997, other transaction accounts have decreased $16,606,000 during the same period. During this period there has been a significant increase in time deposits which increased $52,678,000 or 17.1 percent. During this nine month period, loans increased $42,663,000 or 11.2 percent. As a result of these loan and deposit trends, the Company's average daily loans/deposits ratio amounted to 79.8 percent at September 30, 1997, which is an increase from 78.8 percent at year-end 1996. The Company's average daily loans/total deposits and repurchase agreements ratio amounted to 73.1 percent at September 30, 1997. This is an increase from 70.0 percent at year-end 1996.

     The Company, through its Asset/Liability Committee (ALCO), manages interest rate risk by monitoring both its GAP position and the computer simulated earnings impact of various rate scenarios. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit ALCO needs. The current long-term guideline approved by the Board of Directors defines a neutral rate sensitivity ratio (GAP/Total Assets) as plus or minus 20 percent. However, the ALCO is authorized to manage this ratio outside these limits on a short-term basis. Management has estimated that as of September 30, 1997, the Company's GAP/Total Assets ratios were (8.2) percent, (9.7) percent, and (8.5) percent for the three, nine, and twelve month time periods, respectively. For this analysis, savings accounts have been assumed to be repriceable beyond twelve months, and therefore are not included as repriceable liabilities in each of these ratios. The December 31, 1996, three, nine, and twelve month GAP ratios were (5.9) percent, (12.3) percent, and (17.6) percent, respectively.

     Management supplements the GAP analysis with a computer simulation approach to manage the interest rate risk of the Company. This computer simulation analysis measures the net interest income impact of a 300 basis point change in interest rates during the next 12 months. If the change in net interest income is less than 3 percent of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At September 30, 1997, the Company's potential pretax exposure was within the Company's policy limit. This policy was last reviewed and approved by the Board of Directors in May, 1997.

     The Company is a member of the FHLB of Indianapolis. Membership has enabled the Company to participate in the housing programs sponsored by the FHLB, thereby enhancing the Company's ability to offer additional programs throughout its trade area. At its meeting in March, 1996, the Board of Directors of the Company passed a resolution authorizing the Company to borrow up to $50 million under the FHLB program. As of September 30, 1997, the borrowings from the FHLB totaled $25,300,000 with $10,000,000 due April 27, 1998, $4,000,000 due December 7, 1998, $10,000,000 due December 28, 1998, and
$1,300,000 due June 24, 2003. All borrowings are collateralized by residential real estate mortgages. Membership in the FHLB requires an equity investment in FHLB stock. The amount required is computed annually, and is based upon a formula which considers the Company's total investment in residential real estate loans, mortgage-backed securities and any FHLB advances outstanding at year-end. The Company's investment in FHLB stock at September 30, 1997, was $2,839,200.

     The Federal Deposit Insurance Corporation's (FDIC) risk based capital regulations require that all banks maintain an 8.0 percent Tier II risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0 percent Tier I leverage capital ratio, a 6.0 percent Tier I risk based capital ratio and a 10.0 percent Tier II risk based capital ratio. As of September 30, 1997, the Company's ratios were 8.6 percent, 13.3 percent and
14.4 percent, respectively, excluding the SFAS No. 115 adjustment. The September 30, 1997 ratios include in Tier I capital the maximum amount of the trust preferred securities allowed by the regulations. Current regulations limit the amount of the trust preferred securities included in Tier I capital to the greater of the amount of the preferred securities or 25 percent of the total Tier I capital. The September 30, 1997 ratios are higher than the ratios of 6.3 percent, 9.9 percent and 11.2 percent reported at December 31, 1996, respectively, and ratios of 6.4 percent, 10.1 percent and 11.3 percent reported at September 30, 1996, respectively. The increases in these ratios are a result of the sale of the trust preferred securities. All ratios continue to be above "well capitalized" levels.

     The Company was examined by the Indiana Department of Financial Institutions (DFI) as of March 31, 1997, in May, 1997. The Company was also examined by the FDIC as of March 31, 1996, in June, 1996. Management is not aware of any regulatory recommendations that if implemented would have a material effect on liquidity, capital or results of operations.

     Total stockholders' equity increased $5,018,000 or 11.9 percent from December 31, 1996, to $47,061,000 at September 30, 1997. Net income of $5,897,000, less dividends of $1,301,000, plus the increase in the unrealized net gain on securities available for sale of $255,000, plus $310,000 from the issuance of common stock, less $143,000 for the cost of treasury stock acquired comprise this increase.

     Total Company assets have grown from $366,493,000 at September 30, 1992, to $714,212,000 at September 30, 1997. This is an increase of $347,719,000 or
94.9 percent which equates to a 14.3 percent rate of growth per year. Stockholders' equity has increased from $23,032,000 to $47,061,000 for the same time period. That is an increase of $24,029,000 or 104.3 percent which equates to a 15.4 percent rate of growth per year. Net income for the nine months ended September 30, 1997, compared to the net income for the same period of 1992, increased $3,419,000 or 138.0 percent from $2,478,000 to $5,897,000. From September 30, 1992, to September 30, 1997, the number of Lake City Bank offices increased from 21 to 33. This growth has been funded through results of operation and existing capital.

RESULTS OF OPERATIONS

Net Interest Income

     For the nine month period ended September 30, 1997, total interest and dividend income increased $5,015,000 or 14.8 percent to $38,924,000, from $33,909,000 during the same nine months of 1996. Interest and dividend income increased $1,636,000 or 14.0 percent for the three month period ended September 30, 1997, as compared to the three month period ended September 30, 1996. Daily average earning assets for the first three quarters of 1997 increased to $626,743,000, a 13.5 percent increase over the same period in 1996. For the third quarter alone, the daily average earning assets increased to $642,128,000 or a 12.1 percent increase over the daily average earning assets of the third quarter of 1996. The tax equivalent yields on average earning assets increased by 9 basis points for the nine month period ended September 30, 1997, when compared to the same respective period of 1996. For the three month period ended September 30, 1997, this yield increased 15 basis points over the yield for the three month period ended September 30, 1996.

     The increase in the yield on average earning assets was mainly due to an increase in the investment portfolio yield plus the growth in the loan portfolio (which typically has a higher yield than the investment portfolio) exceeding the growth in the investment portfolio. The Company's investment portfolio, which is primarily fixed rate, experienced a 17 basis point increase in yield between the first nine months of 1997 compared to the first nine months of 1996. The 5 basis point reduction in the overall tax equivalent yield on loans for the first three quarters of 1997 as compared to the first three quarters of 1996 was offset by good loan demand. Strong local economies and expansion into new markets produced growth in average daily loan balances of 18.1 percent between the first three quarters of 1997 and the same period of 1996. This growth in loan balances, coupled with the decline in average yield, resulted in a 17.2 percent increase in total loan income to $28,469,000 during the first nine months of 1997, from $24,288,000 reported for the first nine months of 1996. For the three months ended September 30, 1997, as compared to the same period for 1996, loan income increased $1,402,000 or 16.8 percent from $8,346,000 to $9,748,000.

     Total security income amounted to $10,231,000 for the nine month period ended September 30, 1997, and $3,517,000 for the three month period ended September 30, 1997. This compares to $9,433,000 and $3,234,000 recorded for the same periods in 1996. These increases in income reflect increases in average daily balances of 5.5 percent and 6.0 percent, respectively, and security yield increases of 17 basis points and 17 basis points, respectively, when comparing the nine and three months ending September 30, 1997, to the same periods for 1996.

     Income from short-term investments amounted to $224,000 for the nine month period ended September 30, 1997 and $79,000 for the three month period ended September 30, 1997. This compares to $188,000 and $128,000 for the same respective periods in 1996. The difference in the short-term investment income for the nine months ending September 30, 1997, compared to the nine months ending September 30, 1996, results from a higher average balance in short-term investments during the nine months of 1997, plus an 8 basis point increase in the tax equivalent yield. The lower income for the three months ending September 30, 1997, as compared to the three months ending September 30, 1996, is due to a $3,832,000 decrease in the average daily balance offset by a 47 basis point increase in the tax equivalent yield.

     Total interest expense increased $2,961,000 or 16.9 percent to $20,486,000 for the nine month period ended September 30, 1997, from $17,525,000 for the nine month period ended September 30, 1996, and it increased $1,164,000 or 19.2 percent for the three month period ended September 30, 1997, from the $6,076,000 for the three month period ended September 30, 1996. This is a result of the overall growth of deposits, the change in the deposit mix and the additional long-term debt. On an average daily basis, total deposits (including demand deposits) increased 11.5 percent and 11.9 percent for the nine and three month periods ended September 30,

1997, as compared to the similar periods ended September 30, 1996. When comparing these same periods, the average daily balances of the demand deposit accounts rose $7,691,000 and $6,131,000, respectively, while the average daily balances of savings and transaction accounts combined rose $1,796,000 and declined $496,000, respectively. The average daily balance of time deposits, which pay a higher rate of interest as compared to demand deposit and transaction accounts, increased $42,913,000 and $49,966,000 for the nine and three months ended September 30, 1997, compared to the nine and three months ended September 30, 1996. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 13.6 percent and 11.9 percent for the nine and three month periods ended September 30, 1997, as compared to the nine and three month periods ended September 30, 1996. The Company's daily cost of funds during the nine month period ended September 30, 1997, increased 13 basis points when compared to the same period of 1996, and increased 27 basis points when comparing the three month periods ended September 30, 1997 and September 30, 1996. The Company's cost of funds for the nine month and three month periods ended September 30, 1997 reflect the impact of the 9 percent trust preferred securities issued August 20, 1997. The interest related to the 9 percent trust preferred securities is included in the interest expense on long-term debt. The impact of this interest on the Company's cost of funds will be greater in future quarters.

     The net effect of all factors affecting total interest and dividend income and total interest expense was to increase net interest income. For the nine month period ended September 30, 1997, net interest income totaled $18,438,000, an increase of 12.5 percent or $2,054,000 over the first nine months of 1996. For the three month period ended September 30, 1997, net interest income totaled $6,104,000, an increase of $472,000 or 8.4 percent over the three months ended September 30, 1996.

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

     Given this methodology for determining the adequacy of the loan loss reserve, the provision for loan losses was modestly higher in 1997, as compared to 1996. The provision amounted to $180,000 and $90,000, respectively, for the nine month periods ended September 30, 1997 and 1996. These provisions reflect the modest levels of past due accruing loans (90 days or more) and nonaccrual loans over the same periods. These levels of non-performing loans reflect both the general economic conditions that have promoted growth and expansion in the Company's trade area during the last several years, and a credit risk management strategy that promotes diversification.

     The increase in the provision for loan losses is in response to continued good loan growth in the first nine months of 1997. The Company is currently evaluating the provision for loan losses for the fourth quarter of 1997, as a result of the Company's expansion into new markets and the continued strong commercial loan growth.

     As of September 30, 1997, loans delinquent 30 days or more that were included in the accompanying financial statements as accrual loans totaled approximately $2,284,000. At September 30, 1997, there were loans totaling $715,000 on nonaccrual. At December 31, 1996, there were $2,070,000 in loans delinquent 30 days or more included as accruing loans in the financial statements and $384,000 in nonaccrual loans. During the third quarter of 1997, there were no loans transferred into other real estate owned.

     As part of the loan review process, management also reviews all loans classified as `special mention' or below, as well as other loans that might warrant application of SFAS No. 114 and SFAS No. 118, `Accounting by Creditors for Impairment of a Loan'. As of September 30, 1997, no loans were considered impaired.

     Following is a summary of the loan loss experience for the nine months ending September 30, 1997, and the year ending December 31, 1996.

                                             September 30,     December 31,
                                                  1997             1996
                                             -------------    -------------
                                                    (in thousands)

Amount of loans outstanding                  $     424,928    $     382,265
                                             -------------    -------------
Average daily loans outstanding for the
  period                                     $     407,163    $     352,811
                                             -------------    -------------



Allowance for loan losses at the
  beginning of the period                    $       5,306    $       5,472

Charge-offs
 Commercial                                             80              171
 Real estate                                             0                0
 Installment                                           136              158
 Credit card and personal lines of credit               27               39
                                             -------------    -------------
    Total charge-offs                                  243              368

Recoveries
 Commercial                                             17               12
 Real estate                                             0                0
 Installment                                            52               54
 Credit card and personal lines of credit                5               16
                                             -------------    -------------
    Total recoveries                                    74               82
                                             -------------    -------------
Net charge-offs                                        169              286

Provision charged to expense                           180              120
                                             -------------    -------------
Allowance for loan losses at the end of
 the period                                  $       5,317    $       5,306
                                             =============    =============

Ratio of net charge-offs during the period
 to average daily loans during the period             (annualized)
 Commercial                                          0.02%            0.04%
 Real estate                                         0.00%            0.00%
 Installment                                         0.03%            0.03%
 Credit card and personal credit lines               0.01%            0.01%
                                             -------------    -------------
 Total                                               0.06%            0.08%
                                             =============    =============

     Net interest income after provision for loan losses totaled $18,258,000 and $6,044,000 for the nine and three month periods ended September 30, 1997. This represents increases of 12.1 percent and 7.9 percent over the same respective periods ended September 30, 1996.

Noninterest Income

     Total noninterest income increased $1,193,000 or 27.7 percent to $5,501,000 for the nine month period ended September 30, 1997, from $4,308,000 recorded for the nine month period ended September 30, 1996. Total noninterest income for the three month period ended September 30, 1997, was $2,016,000 which was $539,000 or 36.5 percent higher than the noninterest income for the three months ended September 30, 1996.

     Trust fees, which represent basic recurring service fee income, increased $196,000 or 27.6 percent to $907,000 for the nine month period ended September 30, 1997, as compared to $711,000 for the first nine months of 1996. For the three month period ended September 30, 1997, trust fees were $267,000, an increase of $55,000 over the fees for the same period in 1996. The major fee increases were in testamentary trust fees, living trust fees, executorship fees and employee benefit plan fees.

     Service charges on deposit accounts increased 21.7 percent or $437,000 during the nine month period ended September 30, 1997, totaling $2,453,000, as compared to the same period in 1996. These service charges increased $141,000 for the three month period ended September 30, 1997, over the amount recorded for the three month period ended September 30, 1996. Fees on the LCB Club account (the Company's low cost checking account service), business checking account fees and overdraft fees were the primary sources for the increase. These increases reflect the growth of the Company and adjustments to the schedule of deposit account fees implemented in 1996.

     Other income (net) consists of normal recurring fee income, as well as other income that management classifies as nonrecurring. Other income (net) increased 38.9 percent or $495,000 to $1,767,000 for the nine month period ended September 30, 1997, as compared to the same period in 1996. It increased $269,000 or 63.3 percent for the three months ended September 30, 1997, as compared to the same months in 1996. The major increases in other income were in credit card fees, discount brokerage fees, letter of credit fees and ATM fees.

     The profits from the sale of mortgages during the nine month period ended September 30, 1997, totaled $392,000, as compared to $315,000 during the same period in 1996. For the third quarter of 1997 only, these profits were $168,000 as compared to $94,000 for the same period in 1996. These profits are a reflection of the steady volume of mortgages originated and sold in the secondary market.

     Net investment security gains (losses) amounted to $(18,000) for the nine month period ended September 30, 1997 and there were less than $500 in losses for the three month period ended September 30, 1997. Net investment security gains (losses) were $(6,000) and $0 for the nine and three month periods ended September 30, 1996. In the first nine months of 1997 and 1996, special calls of zero coupon bonds were responsible for these small losses. Additional calls are expected in future periods.

Noninterest Expense

     Noninterest expense increased $1,479,000 or 11.2 percent to $14,637,000 for the nine month period ended September 30, 1997, as compared to the first nine months of 1996. Noninterest expense increased $495,000 or 10.6 percent when comparing the three months ended September 30, 1997, to the three months ended September 30, 1996.

     For the nine months ended September 30, 1997, salaries and employee benefits increased to $8,119,000, a $1,085,000 increase or 15.4 percent as compared to the first nine months of 1996. When comparing the three months ended September 30, 1997, to the same period in 1996, the increase was $442,000 or 18.3 percent. These increases reflect the staffing of the offices opened during 1996 and 1997, as well as normal salary increases. Full-time equivalent employees increased to 363 at September 30, 1997, from 316 at September 30, 1996.

     For the nine and three month periods ended September 30, 1997, occupancy and equipment expenses were $2,361,000 and $804,000 respectively, a $196,000 increase or 9.1 percent and $52,000 or 6.9 percent from the same periods one year ago. This performance reflects the ordinary timing differences incurred with these types of expenses, as well as additional occupancy expense related to the new locations added in 1996 and 1997. These expenses are expected to continue to increase in 1997 with the Company's continued growth and expansion.

     For the nine month period ended September 30, 1997, other expenses totaled $4,157,000 as compared to $3,959,000 during the same period in 1996. This is an increase of 5.0 percent or $198,000. For the third quarter of 1997 as compared to the third quarter of 1996 the increase was $1,000 or .1 percent.

Income Before Income Tax Expense

     As a result of the above factors, income before income tax expense increased to $9,122,000 for the first nine months of 1997, as compared to $7,444,000 for the same period in 1996. This is an increase of $1,678,000 or
22.5 percent. For the three months ended September 30, 1997, as compared to the three months ended September 30, 1996, the increase in income before income tax expense was $486,000 or 20.1 percent.

Income Tax Expense

     Income tax expense increased to $3,225,000 for the first nine months of 1997, as compared to $2,615,000 for the same period in 1996. This is a $610,000 or 23.3 percent increase. Income tax expense for the third quarter of 1997 increased $227,000 or 28.1 percent as compared to the third quarter of 1996.

     The combined State franchise tax expense and the Federal income tax expense as a percent of income before income tax expense increased slightly to
35.4 percent during the first nine months of 1997, as compared to 35.1 percent during the same period in 1996. It increased to 35.6 percent for the three months ended September 30, 1997, as compared to 33.4 percent for the same three months in 1996. Currently the State franchise tax rate is 8.5 percent and is a deductible expense for computing Federal income tax.

Net Income

     As a result of all factors indicated above, net income increased to $5,897,000 for the first nine months of 1997, an increase of $1,068,000 or
22.1 percent from the $4,829,000 recorded over the same period in 1996. Earnings per share for the first nine months of 1997 were $2.03 per share as compared to $1.67 per share for the first nine months of 1996. The 1996 earnings per share have been restated to reflect a two-for-one stock split on April 30, 1996. For the three months ended September 30, 1997, net income was $1,870,000 as compared to $1,611,000 for the three months ended September 30, 1996, an increase of $259,000 or 16.1 percent.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                              September 30, 1997

                          Part II - Other Information

         Item 4 - Submission of Matters to a Vote of Security Holders

     There were no submissions of matters to a vote by security holders during the quarter ended September 30, 1997.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                              September 30, 1997


                          Part II - Other Information


                          Item 5 - Other Information

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

     Credit risk: Approximately 60.1% and 61.0% of the Company's loans at December 31, 1996 and September 30, 1997, respectively, were commercial in nature (including agri-business and agricultural loans), and, as of both December 31, 1996 and September 30, 1997, the Company estimates that in excess of 95% of the Bank's commercial, industrial, agri-business and agricultural real estate mortgage loans, real estate construction mortgage and consumer loans are made within the Bank's basic trade area. Changes in local and national economic conditions could adversely affect credit quality in the Company's loan portfolio.

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

                              September 30, 1997


                          Part II - Other Information


                   Item 6 - Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report:

         None

(b) Reports on Form 8-K:

     There were no reports on Form 8-K filed by the Registrant during the last 46 weeks ending November 8, 1997.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                              September 30, 1997

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



                                    LAKELAND FINANCIAL CORPORATION
                                           (Registrant)




Date: November 11, 1997             R. Douglas Grant
                                    R. Douglas Grant - President




Date: November 11, 1997             Terry M. White
                                    Terry M. White - Secretary/Treasurer