Form 10-K
period 1997-12-31
LAKELAND FINANCIAL CORP
filed 1998-03-24
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the fiscal year ended December 31, 1997
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _____________ to ____________________

                          Commission File No. 0-11487

                        LAKELAND FINANCIAL CORPORATION
                        ------------------------------
            (exact name of registrant as specified in its charter)

         INDIANA                                       35-1559596
         -------                                       ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or organization)

202 East Center Street, P.O. Box 1387, Warsaw, Indiana      46581-1387
------------------------------------------------------      ----------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code 1-219-267-6144

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------
Common                               The Nasdaq Stock Market's National Market
Preferred Securities of Lakeland
Capital Trust                        The Nasdaq Stock Market's National Market

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant, computed solely for the purposes of this requirement on the basis of the Nasdaq closing value at February 28, 1998, and assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates": $124,705,335.

     Number of shares of common stock outstanding at February 20, 1998:
2,899,495

                            Cover page 1 of 2 pages

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

     Portions of the following documents are incorporated by reference in the Parts of the 10-K indicated:

    Part                                      Document
    ----                                      --------

  I, II & IV             Lakeland Financial Corporation's Annual Report to
                         Shareholders for year ended December 31, 1997, parts of which are incorporated into Parts I, II and IV of this Form 10-K.


    III Proxy statement mailed to Shareholders on March 16, 1998, which is incorporated into Part III of this Form 10-K.


























                            Cover page 2 of 2 pages

                                    PART I.

ITEM 1. BUSINESS
----------------

     The registrant was incorporated under the laws of the State of Indiana on February 8, 1983. As used herein, the terms "Registrant" and "Company" refer to Lakeland Financial Corporation or, if the context dictates, the Lakeland Financial Corporation and its wholly-owned subsidiaries, Lake City Bank, Warsaw, Indiana, and Lakeland Capital Trust, Warsaw, Indiana.

General
-------

     REGISTRANT'S BUSINESS. The Registrant is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended. Registrant owns all of the outstanding stock of Lake City Bank, Warsaw, Indiana, a full service commercial bank organized under Indiana law (the "Bank"), and Lakeland Capital Trust, a statutory business trust formed under Delaware law (Lakeland Trust). Registrant conducts no business except that incident to its ownership of the outstanding stock of the Bank and the operation of the Bank.

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

     The Bank's main banking office is located at 202 East Center Street, Warsaw, Indiana. As of December 31, 1997, the Bank had nine branch offices and one drive-up facility in Kosciusko County, nine branch offices in Elkhart County, five branch offices in Noble County, three branch offices in Wabash County, two branch offices in LaGrange County, two branch offices in Marshall County, two branch offices in St. Joseph County, two branch offices and one drive-up facility in Fulton County, one branch office in Cass County, one branch office in Huntington County, one branch office in Pulaski County and one branch office in Whitley County. The Bank's operations center is located at 113 East Market Street, Warsaw, Indiana.

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

     Insurance of Accounts. The FDIC provides insurance, through the BIF, to deposit accounts at the Bank to a maximum of $100,000 for each insured depositor. On January 1, 1996, the FDIC adopted an amendment to its BIF risk-based assessment schedule which effectively eliminated deposit insurance assessments for most commercial banks and other depository institutions with deposits insured by the BIF only. Following enactment of EGRPRA, the overall assessment rate for 1997 for institutions in the lowest risk-based premium category was revised to equal 1.29 cents for each $100 of BIF-assessable deposits. Deposits insured by the SAIF continue to be assessed at a higher rate. At this time, the BIF deposit insurance assessment rate for institutions in the lowest risk-based premium category is zero, and the additional assessments paid by institutions in this category are used to service debt issued by the Financing Corporation, a federal agency established to finance the recapitalization of the former Federal Savings and Loan Insurance Corporation.

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

Forward-looking Statements
--------------------------

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

          Credit risk: Approximately 59.5% and 60.1% of the Company's loans at December 31, 1997 and December 31, 1996, respectively, were commercial in nature (including agri-business and agricultural loans), and, as of both December 31, 1997 and December 31, 1996, the Company estimates that in excess of 90% of the Bank's commercial, industrial, agri-business and agricultural real estate mortgage loans, real estate construction mortgage and consumer loans are made within the Bank's basic trade area. Changes in local and national economic conditions could adversely affect credit quality in the Company's loan portfolio.

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

Material Changes and Business Developments
------------------------------------------

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

     Lakeland Trust, a statutory business trust, was formed under Delaware law pursuant to a trust agreement dated July 24, 1997 and a certificate of trust filed with the Delaware Secretary of State on July 24, 1997. Lakeland Trust exists for the exclusive purposes of (i) issuing the Trust Securities representing undivided beneficial interests in the assets of Lakeland Trust,
(ii) investing the gross proceeds of the Trust Securities in the Subordinated Debentures issued by the Company, and (iii) engaging in only those activities necessary, advisable, or incidental thereto. The Subordinated Debentures and payments thereunder are the only assets of Lakeland Trust, and payments under the Subordinated Debentures are the only revenue of Lakeland Trust. Lakeland Trust has a term of 55 years, but may be terminated earlier as provided in the trust agreement.

Competition
-----------

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

     The Bank's service area is north central Indiana. In addition to the banks located within its service area, the Bank also competes with savings and loan associations, credit unions, farm credit services, finance companies, personal loan companies, insurance companies, money market funds, and other non-depository financial intermediaries. Also, financial intermediaries such as money market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions and accordingly may have an advantage in competing for funds.

     The Bank competes with other major banks for the large commercial deposit and loan accounts. The Bank is presently subject to an aggregate maximum loan limit to any single account in the amount of $9,141,000 pursuant to Indiana law. This maximum prohibits the Bank from providing a full range of banking services to those businesses or personal accounts whose borrowing periodically exceed this amount. In order to retain at least a portion of the bank business of these large borrowers, the Bank maintains correspondent relationships with other financial institutions. The Bank also participates with local and other banks in the placement of large borrowings in excess of its lending limit. The Bank is also a member of the Federal Home Loan Bank of Indianapolis in order to broaden its mortgage lending and investment activities and to provide additional funds, if necessary, to support these activities.

Foreign Operations
------------------

     The Bank has no investments with any foreign entity other than a nominal demand deposit account which is maintained with a Canadian bank in order to facilitate the clearing of checks drawn on banks located in that country. There are no foreign loans.

Employees
---------

     At December 31, 1997, the Registrant, including its subsidiary corporation, had 388 full-time equivalent employees. Benefit programs include a pension plan, 401(k) plan, group medical insurance, group life insurance and paid vacations. The bank is not a party to any collective bargaining agreement, and employee relations are considered good.

Industry Segments
-----------------

     The Registrant and the Bank are engaged in a single industry and perform a single service -- commercial banking. On the pages that follow are tables which set forth selected statistical information relative to the business of the Registrant.

Year 2000 Issues
----------------

     The Company relies heavily on computer technology to provide its products and services. Competitive pressures also require the Company to invest in and utilize current technology. Due to the reliance on this technology, the Year 2000 issue will have a pervasive effect on the Company's products, especially those with interest calculations, and the services it provides. It will also have a significant impact on the items necessary to remain competitive including internal management reports, customer information, and customer conveniences such as ATM's, telephone banking and debit cards.

     The potential financial impact on the Company can be segregated into three components; software costs, hardware costs, and other electrical and mechanical equipment costs. For the Company, the potential software costs are not anticipated to be material. The Company does not develop its own software but purchases processing and software from outside vendors. The hardware the Company uses consists primarily of personal computers, ATM's, telephone systems, and back room equipment such as document processing and imaging equipment. Recently the Company began updating its wide and local area networks (WAN/LAN)and its teller platform system as part of its continuing expansion and commitment to technology. The WAN/LAN and teller platform system being installed are Year 2000 compliant. The costs for upgrading to Year 2000 compliant hardware, outside the normal cost of business, are not anticipated to be material based upon the Company's initial review of its current hardware. The costs for upgrading other electrical and mechanical equipment, such as security equipment and HVAC (heating, ventilation, and air conditioning) equipment, has not been determined.

     The Company is taking a proactive approach to the Year 2000 issue. A Year 2000 Task Force has been formed and is comprised of representatives from all major departments and includes involvement of an Executive Officer to provide senior management support and to report periodically to the Board of Directors on the Year 2000 effort. The task force has developed a general plan of action to ensure the Company addresses the critical Year 2000 issues. A master inventory of all software and hardware in use by the Company is being compiled. All software vendors are being requested to provide a written statement regarding their Year 2000 efforts and compliance. This statement has been requested to be received no later than the end of the second quarter of 1998. FiServ, Pittsburgh, PA, is the primary data processing vendor the Company uses. FiServ processes all the major applications for the Company including deposits, loans, and general ledger. FiServ is one of the leading data processing vendors for the banking industry and has indicated a commitment to being Year 2000 compliant by December, 1998. They issue a quarterly newsletter specifically on the Year 2000 efforts and have indicated their systems will be audited for Year 2000 compliance by McGladrey and Pullen.

     The support and network software the Company uses is purchased from outside vendors. Any software where the vendor is unable to confirm the software is Year 2000 compliant, or does not provide a statement on Year 2000 compliance, will be evaluated to determine the potential impact of noncompliance and availability of alternative compliant software.

     As previously indicated, the hardware the Company uses primarily consists of personal computers, ATM's and various other equipment. The majority of the personal computers the Company uses have been purchased during the last two years and therefore have a high probability of being Year 2000 compliant. However, all personal computers are being tested for Year 2000 compliance. The vendors of the ATM's and back room processing equipment used by the Company have been contacted regarding the compliance of the models used by the Company. All hardware failing the tests or known to be noncompliant will be evaluated as to the possible effect of noncompliance and the need for replacement.

     All purchases of software and hardware are processed through the MIS/Network Services Department of the Company. This is intended to ensure all new software and hardware or upgrades are compatible with existing systems and are Year 2000 compliant.

     Other electrical and mechanical equipment will also be evaluated as to reliance on computer software and the possible effect of the year 2000. Major components of this equipment include security and HVAC equipment. The Company's security officer is to review all security equipment before the end of the third quarter, 1998 to determine the reliance on computer systems and the potential impact of the Year 2000 issue. The Company's facilities manager is to evaluate the other equipment such as HVAC and elevators to determine reliance on computer systems and obtain statements as to Year 2000 compliance from vendors as necessary.

     Other areas of concern being addressed by the task force include vendors that exchange information with the Company electronically, forms and documents that are produced externally, and customers. The Year 2000 compliance could have a major impact on the financial performance of the Company's customers which could affect both deposit relationships and the customer's ability to repay loans. All large corporate customers are being contacted regarding their Year 2000 efforts. Other customers will be evaluated on a case-by-case basis.

     Based upon the Company's initial evaluations, becoming Year 2000 compliant is not anticipated to have a material impact on the Company's financial statements. In addition, management believes it is taking the necessary steps to ensure the Company's systems will be Year 2000 compliant in a timely manner. On February 24, 1998, the FDIC reviewed the Company's Year 2000 efforts. No significant concerns were brought to management's attention during the review.


                          (Intentionally left blank)

                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                             INTEREST RATES AND INTEREST DIFFERENTIAL
                                                     (in thousands of dollars)

                                                                     1997                                   1996
                                                     ------------------------------------   ------------------------------------
                                                       Average     Interest                   Average     Interest
                                                       Balance      Income       Yield*       Balance      Income       Yield*
                                                     ----------   ----------   ----------   ----------   ----------   ----------

ASSETS

Earning assets:
  Trading account investments                        $        0   $        0        0.00%   $        0   $        0         0.00%

  Loans:
    Taxable **                                          410,798       38,265         9.31      349,336       32,724         9.37
    Tax Exempt *                                          3,235          345        10.66        3,475          373        10.73

  Investments:*
    Available-for-sale                                   80,627        5,396         6.69       84,145        5,371         6.38
    Held-to-maturity                                    136,618        9,244         6.77      119,892        8,065         6.73

  Short-term investments                                  5,275          284         5.38        4,250          226         5.32

  Interest bearing deposits                                 234           19         8.12          213           19         8.92
                                                                               ----------   ----------   ----------   ----------
Total Earning Assets                                    636,787       53,553         8.41%     561,311       46,778         8.33%
                                                                               ==========                             ==========
Nonearning assets:
  Cash and due from banks                                27,479            0                    24,533            0

  Premises and equipment                                 17,961            0                    14,724            0

  Other assets                                           11,735            0                     9,424            0

  Less: allowance for loan losses                        (5,302)           0                    (5,382)           0
                                                                                            ----------   ----------
Total assets                                         $  688,660   $   53,553                $  604,610   $   46,778
                                                     ==========   ==========                ==========   ==========

* Tax exempt income converted to fully taxable equivalent basis at a 34 percent tax rate for 1997 and 1996. Tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983, includes TEFRA adjustment applicable to nondeductible interest expenses. Nonaccrual loans are included in the above analysis as earning assets - loans.

**Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 1997, and
1996, are included as taxable loan interest income.

                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (cont.)
                                                     (in thousands of dollars)

                                                                     1996                                   1995
                                                     ------------------------------------   ------------------------------------
                                                       Average     Interest                   Average     Interest
                                                       Balance      Income       Yield*       Balance      Income       Yield*
                                                     ----------   ----------   ----------   ----------   ----------   ----------
ASSETS

Earning assets:
  Trading account investments                        $        0   $        0         0.00%  $        0   $        0         0.00%

  Loans:
    Taxable **                                          349,336       32,724         9.37      305,806       29,859         9.76
    Tax Exempt *                                          3,475          373        10.73        3,435          389        11.32

  Investments:*
    Available-for-sale                                   84,145        5,371         6.38       67,230        4,223         6.28
    Held-to-maturity                                    119,892        8,065         6.73      120,282        8,072         6.71

  Short-term investments                                  4,250          226         5.32        3,293          192         5.83

  Interest bearing deposits                                 213           19         8.92          108           10         9.26
                                                                               ----------   ----------   ----------   ----------
Total earning assets                                    561,311       46,778         8.33%     500,154       42,745         8.55%
                                                                               ==========                             ==========
Nonearning assets:
  Cash and due from banks                                24,533            0                    20,725            0

  Premises and equipment                                 14,724            0                    12,386            0

  Other assets                                            9,424            0                     7,668            0

  Less: allowance for loan losses                        (5,382)           0                    (5,238)           0
                                                     ----------   -----------               ----------   ----------
Total assets                                         $  604,610   $    46,778               $  535,695   $   42,745
                                                     ==========   ===========               ==========   ==========

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

                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (cont.)
                                                     (in thousands of dollars)

                                                                     1997                                  1996
                                                     ------------------------------------   ------------------------------------
                                                       Average     Interest                   Average    Interest
                                                       Balance      Expense       Rate        Balance     Expense        Rate
                                                     ----------   ----------   ----------   ----------   ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities
   Savings deposits                                  $   45,278   $    1,152         2.54%  $   43,847   $    1,118         2.55%

   Interest bearing checking accounts                    55,063        1,180         2.14       53,625        1,178         2.20

  Time deposits
    In denominations under $100,000                     230,171       12,406         5.39      208,499       11,229         5.39
    In denominations over $100,000                      109,759        6,445         5.87       86,137        4,886         5.67

  Miscellaneous short-term borrowings                    90,097        4,921         5.46       78,823        4,213         5.34

  Long-term borrowings                                   29,655        1,956         6.60       19,624        1,113         5.67
                                                      ---------   ----------   ----------   ----------   ----------   ----------
Total interest bearing liabilities                      560,023       28,060         5.01%     490,555       23,737         4.84%
                                                                               ==========                             ==========
Non-interest bearing liabilities
 and stockholders' equity
  Demand deposits                                        77,276            0                    69,459            0

  Other liabilities                                       6,418            0                     5,553            0

  Stockholders' equity                                   44,863            0                    39,043            0
                                                     ----------   ----------                ----------   ----------
Total liabilities and stock-
  holders' equity                                    $  688,580   $   28,060         4.08%  $  604,610   $   23,737         3.93%
                                                     ==========   ==========   ==========   ==========   ==========   ==========

Net interest differential - yield on
  average daily earning assets                                    $   25,493         4.00%               $   23,041         4.10%
                                                                  ==========   ==========                ==========   ==========

                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (cont.)
                                                     (in thousands of dollars)

                                                                     1996                                   1995
                                                     ------------------------------------   ------------------------------------
                                                       Average     Interest                   Average     Interest
                                                       Balance      Expense       Rate        Balance      Expense       Rate
                                                     ----------   ----------   ----------   ----------   ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities
   Savings deposits                                  $   43,847   $    1,118         2.55%  $   46,123   $    1,069         2.32%

   Interest bearing checking accounts                    53,625        1,178         2.20       55,355        1,333         2.41

  Time deposits
    In denominations under $100,000                     208,499       11,229         5.39      177,992       10,035         5.64
    In denominations over $100,000                       86,137        4,886         5.67       73,449        4,410         6.00

  Miscellaneous short-term borrowings                    78,823        4,213         5.34       66,610        3,803         5.71

  Long-term borrowings                                   19,624        1,113         5.67       17,432          992         5.69
                                                     ----------   ----------   ----------   ----------   ----------   ----------
Total interest bearing liabilities                      490,555       23,737         4.84%     436,961       21,642         4.95%
                                                     ==========                             ==========
Non-interest bearing liabilities
 and stockholders' equity
  Demand deposits                                        69,459            0                    60,753            0

  Other liabilities                                       5,553            0                     4,897            0

  Stockholders' equity                                   39,043            0                    33,084            0
                                                     ----------   ----------                 ----------  ----------
Total liabilities and stock-
  holders' equity                                    $  604,610   $   23,737         3.93%  $  535,695   $   21,642         4.04%
                                                     ==========   ==========   ==========   ==========   ==========   ==========

Net interest differential - yield on
  average daily earning assets                                    $   23,041         4.10%               $   21,103         4.22%
                                                                  ==========   ==========                ==========   ==========

                                           ANALYSIS OF CHANGES IN INTEREST DIFFERENTIALS
                                                 (Fully Taxable Equivalent Basis)
                                                     (in thousands of dollars)

                                                      YEAR ENDED DECEMBER 31,

                                                            1997 Over (under) 1996(1)             1996 Over (under) 1995(1)
                                                     ------------------------------------   ------------------------------------
                                                       Volume        Rate         Total       Volume        Rate         Total
                                                     ----------   ----------   ----------   ----------   ----------   ----------
INTEREST AND LOAN FEE INCOME(2)
  Loans:
    Taxable                                          $    5,724   $     (183)  $    5,541   $    4,009   $   (1,144)  $    2,865
    Tax exempt                                              (26)          (2)         (28)           5          (21)         (16)
  Investments:
    Available-for-sale                                     (230)         255           25        1,079           69        1,148
    Held-to-maturity                                      1,131           48        1,179          (26)          19           (7)

  Short-term investments                                      1           57           58           49          (15)          34

  Interest bearing deposits                                   1           (1)           0            9            0            9
                                                     ----------   ----------   ----------   ----------   ----------   ----------
Total interest income                                     6,601          174        6,775        5,125       (1,092)       4,033
                                                     ----------   ----------   ----------   ----------   ----------   ----------
INTEREST EXPENSE
  Savings deposits                                           35           (1)          34          (48)          97           49
  Interest bearing checking accounts                         31          (29)           2          (41)        (114)        (155)

  Time deposits
    In denominations under $100,000                       1,168            9        1,177        1,616         (422)       1,194
    In denominations over $100,000                        1,382          177        1,559          700         (224)         476

  Miscellaneous short-term borrowings                       614           94          708          629         (219)         410

  Long-term borrowings                                      640          203          843          124           (3)         121
                                                     ----------   ----------   ----------   ----------   ----------   ----------
Total interest expense                                    3,870          453        4,323        2,980         (885)       2,095
                                                     ----------   ----------   ----------   ----------   ----------   ----------
INCREASE (DECREASE) IN
INTEREST DIFFERENTIALS                               $    2,801   $     (349)  $    2,452   $    2,145   $     (207)  $    1,938
                                                     ==========   ==========   ==========   ==========   ==========   ==========


(1)  The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 1997, 1996 and 1995. The changes in volume represent "changes in volume times the old rate". The changes in rate represent "changes in rate times old volume". The changes in rate/volume were also calculated by "change in rate times change in volume" and allocated consistently based upon the relative absolute values of the changes in volume and changes in rate.

(2)  Tax exempt income converted to fully taxable equivalent basis at a 34 percent tax rate for 1997, 1996 and 1995. Tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983, includes TEFRA adjustment applicable to nondeductible interest expense.

                                                      ANALYSIS OF SECURITIES
                                                     (in thousands of dollars)

     The amortized cost and the fair value of securities as of December 31, 1997, 1996 and 1995 are as follows:

                                                               1997                      1996                      1995
                                                     -----------------------   -----------------------   -----------------------
                                                      Amortized      Fair       Amortized      Fair       Amortized      Fair
                                                        Cost         Value        Cost         Value        Cost         Value
                                                     ----------   ----------   ----------   ----------   ----------   ----------
Securities available-for-sale:
  U.S. Treasury securities                           $   28,833   $   29,286   $   31,604   $   31,804   $   27,549   $   27,844
  U.S. Government agencies and corporations                 100          100          500          507        2,150        2,191
  Mortgage-backed securities                             52,746       53,309       46,002       46,332       48,302       48,843
  Obligations of state and political
    subdivisions                                          1,787        1,904        2,081        2,167        2,076        2,176
  Other debt securities                                       0            0        1,000        1,032          999        1,066
                                                     ----------   ----------   ----------   ----------   ----------   ----------
    Total debt securities available-for-sale         $   83,466   $    4,599   $   81,187   $   81,842   $   81,076   $   82,120
                                                     ==========   ==========   ==========   ==========   ==========   ==========

Securities held-to-maturity:
  U.S. Treasury securities                           $   21,170   $   21,501   $   17,020   $   17,077   $   13,611   $   13,576
  U.S. Government agencies and corporations               2,176        2,246        2,262        2,362        2,898        3,033
  Mortgage-backed securities                            116,788      117,185       83,811       83,719       77,319       77,471
  Obligations of state and political
    subdivisions                                         22,418       24,044       21,172       22,095       19,047       20,077
  Other debt securities                                   1,007        1,103        1,009        1,120        1,013        1,171
                                                     ----------   ----------   ----------   ----------   ----------   ----------
    Total debt securities held-to-maturity           $  163,559   $  166,079   $  125,274   $  126,373   $  113,888   $  115,328
                                                     ==========   ==========   ==========   ==========   ==========   ==========


                                                  ANALYSIS OF SECURITIES (cont.)
                                                   (Fully Tax Equivalent Basis)
                                                     (in thousands of dollars)

     The maturity distribution (2) and weighted average yields (1) for debt securities portfolio at December 31, 1997, are as follows:

                                                                                            After One    After Five
                                                                                 Within        Year         Years        Over
                                                                                  One      Within Five   Within Ten       Ten
                                                                                  Year         Years        Years        Years
                                                                               ----------   ----------   ----------   ----------
Securities available-for-sale:

U.S. Treasury securities
  Book value                                                                   $    5,509   $   23,324   $        0   $        0
  Yield                                                                              4.83%        6.63%

Government agencies and corporations
  Book value                                                                            0          100            0            0
  Yield                                                                                           7.22

Mortgage-backed securities
  Book value                                                                            0        6,819       36,736        9,191
  Yield                                                                                           7.08         6.98         6.50

Obligations of state and political
   subdivisions
  Book value                                                                          298            0        1,489            0
  Yield                                                                             11.22                      8.86

Other debt securities
  Book value                                                                            0            0            0            0
  Yield
                                                                               ----------   ----------   ----------   ----------
Total debt securities available-for-sale:
  Book value                                                                   $    5,807   $   30,243   $   38,225   $    9,191
  Yield                                                                              5.16%        6.73%        7.04%        6.50%
                                                                               ==========   ==========   ==========   ==========
Securities held-to-maturity:

U.S. Treasury securities
  Book value                                                                   $    5,002   $   16,168   $        0   $        0
  Yield                                                                              4.99%        6.37%

Government agencies and corporations
  Book value                                                                          100        2,076            0            0
  Yield                                                                              9.32         7.71

Mortgage-backed securities
  Book value                                                                          309       18,943       78,339       19,197
  Yield                                                                              5.42         7.11         6.53         6.33

Obligations of state and political
   subdivisions
  Book value                                                                            8          851        1,737       19,822
  Yield                                                                              4.76        10.26         8.61         8.77

Other debt securities
  Book value                                                                            0        1,007            0            0
  Yield                                                                                           9.62
                                                                               ----------   ----------   ----------   ----------
Total debt securities held-to-maturity:
  Book value                                                                   $    5,419   $   39,045   $   80,076   $   39,019
  Yield                                                                              5.10%        7.30%        6.57%        7.57%
                                                                               ==========   ==========   ==========   ==========

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

                                                    ANALYSIS OF LOAN PORTFOLIO
                                                   Analysis of Loans Outstanding
                                                     (in thousands of dollars)

     The Registrant segregates its loan portfolio into four basic segments: commercial (including agri-business and agricultural loans), real estate mortgages, installment and credit cards (including personal line of credit loans). The loan portfolio as of
December 31, 1997, 1996, 1995, 1994 and 1993 is as follows:

                                                                     1997         1996         1995         1994         1993
                                                                  ----------   ----------   ----------   ----------   ----------
Commercial loans:
  Taxable                                                         $  269,887   $  226,190   $  192,359   $  173,325   $  144,274
  Tax exempt                                                           3,065        3,414        3,636        3,207        4,501
                                                                  ----------   ----------   ----------   ----------   ----------
Total commercial loans                                               272,952      229,604      195,995      176,532      148,775

Real estate mortgage loans                                            65,368       60,949       55,948       47,296       49,816

Installment loans                                                     89,107       71,398       58,175       48,228       46,914

Credit card and line of credit loans                                  31,207       20,314       17,499       15,900       14,680
                                                                  ----------   ----------   ----------   ----------   ----------
  Total loans                                                        458,634      382,265      327,617      287,956      260,185

Less allowance for loan losses                                         5,308        5,306        5,472        4,866        4,010
                                                                  ----------   ----------   ----------   ----------   ----------
  Net loans                                                       $  453,326   $  376,959   $  322,145   $  283,090   $  256,175
                                                                  ==========   ==========   ==========   ==========   ==========

     The real estate mortgage loan portfolio includes construction loans totaling $3,089, $1,647, $1,224, $426 and $223 as of
December 31, 1997, 1996, 1995, 1994 and 1993, respectively. The above loan classifications are based on the nature of the loans as of the loan origination date, and are independent as to the use of the funds by the borrower. There are no foreign loans included in the loan portfolio.

                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                               Analysis of Loans Outstanding (cont.)
                                                     (in thousands of dollars)

     Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon scheduled maturity of each principal payment. The following table indicates the rate sensitivity of the loan portfolio as of December 31, 1997. The table includes the real estate loans held-for-sale and assumes these loans will not be sold during the various time horizons.

                                                                                              Credit
                                                                                               Card
                                                                     Real                    and Line
                                                     Commercial     Estate    Installment    of Credit      Total       Percent
                                                     ----------   ----------  -----------   ----------   ----------   ----------
Immediately adjustable interest rates
  or original maturity of one day                    $  193,365   $    5,730  $     9,171   $   31,207   $  239,473         52.0%

Other within one year                                    28,298       41,895       25,619            0       95,812         20.8

After one year, within five years                        37,216       11,180       48,105            0       96,501         21.0

Over five years                                          13,353        7,741        6,212            0       27,306          6.0

Nonaccrual loans                                            720          338            0            0        1,058          0.2
                                                     ----------   ----------  -----------   ----------   ----------   ----------
  Total loans                                        $  272,952   $   66,884  $    89,107   $   31,207   $  460,150        100.0%
                                                     ==========   ==========  ===========   ==========   ==========   ==========

     A portion of the Bank's loans are short-term maturities. At maturity, credits are reviewed, and if renewed, are renewed at rates and conditions that prevail at the time of maturity.

     Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 1997 amounted to $114,002 and $106,048 respectively.

                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                                   Review of Nonperforming Loans
                                                     (in thousands of dollars)

     The following is a summary of nonperforming loans as of December 31, 1997, 1996, 1995, 1994 and 1993.


                                                                     1997         1996         1995         1994         1993
                                                                  ----------   ----------   ----------   ----------   ----------
PART A - PAST DUE ACCRUING LOANS (90 DAYS OR MORE)

Real estate mortgage loans                                        $        0   $      126   $      122   $        0   $        1

Commercial and industrial loans                                          236           22           69           16          315

Loans to individuals for household,
  family and other personal expenditures                                  69           68           18           19          346

Loans to finance agriculture production
  and other loans to farmers                                               0            0            0            0            0
                                                                  ----------   ----------   ----------   ----------   ----------
  Total past due loans                                                   305          216          209           35          662
                                                                  ----------   ----------   ----------   ----------   ----------

PART B - NONACCRUAL LOANS

Real estate mortgage loans                                               337          155           76           18            0

Commercial and industrial loans                                          720          229          456            0            0

Loans to individuals for household,
  family and other personal expenditures                                   0            0            0            0            0

Loans to finance agriculture production
  and other loans to farmers                                               0            0            0            0            0
                                                                  ----------   ----------   ----------   ----------   ----------
  Total nonaccrual loans                                               1,057          384          532           18            0
                                                                  ----------   ----------   ----------   ----------   ----------
PART C - TROUBLED DEBT RESTRUCTURED LOANS                              1,377        1,284        1,432        1,484            0
                                                                  ----------   ----------   ----------   ----------   ----------
Total nonperforming loans                                         $    2,739   $    1,884   $    2,173   $    1,537   $      662
                                                                  ==========   ==========   ==========   ==========   ==========

     Nonearning assets of the Corporation include nonaccrual loans (as indicated above), nonaccrual investments, other real estate, and repossessions which amounted to $1,317 at December 31, 1997.

                    Comments Regarding Nonperforming Assets


PART A - CONSUMER LOANS
-----------------------

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

PART B - NONPERFORMING LOANS
----------------------------

     When a loan is classified as a nonaccrual loan, interest on the loan is no longer accrued and all accrued interest receivable is charged off. It is the policy of the Bank that all unsecured loans (i.e. loans for which the collateral is insufficient to cover all principal and accrued interest) will be reclassified as nonperforming loans to the extent they are unsecured, on or before the date when the loan becomes 90 days delinquent. Thereafter, interest is recognized and included in income only when received.

     As of December 31, 1997, loans totaling $1,058,000 were on nonaccrual status.

PART C - TROUBLED DEBT RESTRUCTURED LOANS
-----------------------------------------

     Loans renegotiated as troubled debt restructuring are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

     Loans renegotiated as troubled debt restructurings totaled $1,377,000 as of December 31, 1997. Interest income of $92,000 was recognized in 1997. Had these loans been performing under the original contract terms, an additional $50,000 would have been reflected in interest income during 1997. The Bank is not committed to lend additional funds to debtors whose loans have been modified.

PART D - OTHER NONPERFORMING ASSETS
-----------------------------------

     The management of the Bank is of the opinion that there are no significant foreseeable losses relating to substandard or nonperforming assets, except as discussed above.

PART E - LOAN CONCENTRATIONS
----------------------------

     There were no loan concentrations within industries which exceeded ten percent of total assets. It is estimated that over 90% of all the Bank's commercial, industrial, agri-business and agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its basic trade area.


                Basis For Determining Allowance For Loan Losses


     Management is responsible for determining the adequacy of the allowance for loan losses. This responsibility is fulfilled by management in the following ways:

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

     Based upon the above described policy and objectives, $269,000, $120,000 and $120,000 were charged to the provision for loan losses and added to the allowance for loan losses in 1997, 1996 and 1995, respectively.

     The allocation of the allowance for loan losses to the various lending areas is performed by management in relation to perceived exposure to loss in the various loan portfolios. However, the allowance for loan losses is available in its entirety to absorb losses in any particular loan category.








                          (Intentionally Left Blank)

                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                          Summary of Loan Loss (in thousands of dollars)

     Following is a summary of the loan loss experience for the years ended December 31, 1997, 1996, 1995, 1994 and 1993.

                                                                     1997         1996         1995         1994         1993
                                                                  ----------   ----------   ----------   ----------   ----------
Amount of loans outstanding, December 31,                         $  458,634   $  382,265   $  327,617   $  287,956   $  260,185
                                                                  ==========   ==========   ==========   ==========   ==========
Average daily loans outstanding during the
  year ended December 31,                                         $  414,033   $  352,811   $  309,241   $  271,391   $  240,466
                                                                  ==========   ==========   ==========   ==========   ==========
Allowance for loan losses, January 1,                             $    5,306   $    5,472   $    4,866   $    4,010   $    3,095
                                                                  ----------   ----------   ----------   ----------   ----------
Loans charged-off
  Commercial                                                              99          171          137           27           99
  Real Estate                                                             33            0           48            0            4
  Installment                                                            190          158          112           93           97
  Credit cards and personal credit lines                                  37           39           58           15           28
                                                                  ----------   ----------   ----------   ----------   ----------
Total loans charged-off                                                  359          368          355          135          228
                                                                  ----------   ----------   ----------   ----------   ----------
Recoveries of loans previously charged-off
  Commercial                                                              18           12           26          107           40
  Real Estate                                                              0            0            0            1            1
  Installment                                                             66           54           63           81           56
  Credit cards and personal credit lines                                   8           16            6            7            6
                                                                  ----------   ----------   ----------   ----------   ----------
Total recoveries                                                          92           82           95          196          103
                                                                  ----------   ----------   ----------   ----------   ----------
Net loans charged-off                                                    267          286          260          (61)         125
Purchase loan adjustment                                                   0            0          746            0          250
Provision for loan loss charged to expense                               269          120          120          795          790
                                                                  ----------   ----------   ----------   ----------   ----------
  Balance December 31,                                            $    5,308   $    5,306   $    5,472   $    4,866   $    4,010
                                                                  ==========   ==========   ==========   ==========   ==========
Ratio of net charge-offs during the period to
  average daily loans outstanding
  Commercial                                                            0.02%        0.03%        0.03%       (0.03)%       0.02%
  Real Estate                                                           0.01         0.01         0.01         0.00         0.00
  Installment                                                           0.03         0.00         0.02         0.01         0.02
  Credit cards and personal credit lines                                0.01         0.04         0.02         0.00         0.01
                                                                  ----------   ----------   ----------   ----------   ----------
Total                                                                   0.07%        0.08%        0.08%       (0.02)%      0.05%
                                                                  ==========   ==========   ==========   ==========   ==========
Ratio of allowance for loan losses to
  nonperforming assets                                                176.99%      204.31%      192.20%      208.48%      131.86%
                                                                  ==========   ==========   ==========   ==========   ==========

                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                              Allocation of Allowance for Loan Losses
                                                     (in thousands of dollars)

     The following is a summary of the allocation for loan losses as of December 31, 1997, 1996, 1995, 1994 and 1993.

                                                               1997                      1996                      1995
                                                     -----------------------   -----------------------   -----------------------
                                                      Allowance     Loans as    Allowance     Loans as    Allowance     Loans as
                                                         For       Percentage      For       Percentage      For       Percentage
                                                        Loan        of Gross      Loan        of Gross      Loan        of Gross
                                                       Losses        Loans       Losses        Loans       Losses        Loans
                                                     ----------   ----------   ----------   ----------   ----------   ----------
Allocated allowance for loan losses
  Commercial                                         $    1,341        59.52   $    1,213        60.07   $      811        59.82
  Real Estate                                               131        14.25          123        15.94          112        17.08
  Installment                                               673        19.43          530        18.68          376        17.76
  Credit cards and personal credit lines                    103         6.80          151         5.31          112         5.34
                                                     ----------   ----------   ----------   ----------   ----------   ----------
Total allocated allowance for loan losses                 2,248       100.00        2,017       100.00        1,411       100.00
                                                                  ==========                ==========                ==========
                                                          3,060                     3,289                     4,061
                                                     ----------                ----------                ----------
Total allowance for loan losses                      $    5,308                $    5,306                $    5,472
                                                     ==========                ==========                ==========

                                                               1994                      1993
                                                     -----------------------   -----------------------
                                                      Allowance    Loans as     Allowance    Loans as
                                                         For      Percentage       For      Percentage
                                                        Loan       of Gross       Loan       of Gross
                                                       Losses        Loans       Losses        Loans
                                                     ----------   ----------   ----------   ----------
Allocated allowance for loan losses
  Commercial                                         $      665        61.31   $    1,120        57.18
  Real Estate                                                95        16.42          108        19.15
  Installment                                               311        16.75          302        18.04
  Credit cards and personal credit lines                    101         5.52           95         5.63
                                                     ----------   ----------   ----------   ----------
Total allocated allowance for loan losses                 1,172       100.00        1,625       100.00
                                                                  ==========                ==========
                                                          3,694                     2,385
                                                     ----------                ----------
Total allowance for loan losses                      $    4,866                $    4,010
                                                     ==========                ==========

                                                       ANALYSIS OF DEPOSITS
                                                     (in thousands of dollars)

     The average daily deposits for the years ended December 31, 1997, 1996 and 1995, and the average rates paid on those deposits are summarized in the following table:

                                                              1997                     1996                       1995
                                                     -----------------------   -----------------------   -----------------------
                                                       Average      Average     Average       Average      Average      Average
                                                        Daily        Rate        Daily         Rate         Daily        Rate
                                                       Balance       Paid       Balance        Paid        Balance       Paid
                                                     ----------   ----------   ----------   ----------   ----------   ----------
Demand deposits                                      $   77,276         0.00   $   69,459         0.00   $   60,753         0.00

Savings accounts:
  Regular savings                                        45,278         2.54       43,847         2.55       46,123         2.32
  Interest bearing checking                              55,063         2.14       53,625         2.20       55,355         2.41

Time deposits:
  Deposits of $100,000 or more                          109,759         5.87       86,137         5.67       73,449         6.00
  Other time deposits                                   230,171         5.39      208,499         5.39      177,992         5.64
                                                     ----------   ----------   ----------   ----------   ----------   ----------
Total deposits                                       $  517,547         4.09   $  461,567         3.99   $  413,672         4.07
                                                     ==========   ==========   ==========   ==========   ==========   ==========

     As of December 31, 1997 time certificates of deposit in denominations of $100,000 or more will mature as follows:

Within three months                                  $   64,990

Over three months, within six months                     19,329

Over six months, within twelve months                    14,348

Over twelve months                                        9,830
                                                     ----------
Total time certificates of deposit in
  denominations of $100,000 or more                  $  108,497
                                                     ==========

                      QUALITATIVE MARKET RISK DISCLOSURE

     Management's Discussion and Analysis of Financial Condition and Results of Operations appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report and is incorporated herein by reference in response to this item. The Registrant's primary market risk exposure is interest rate risk. The Registrant does not have a material exposure to foreign currency exchange rate risk, does not own any derivative financial instruments and does not maintain a trading portfolio.



                          (Intentionally Left Blank)

                                                QUANTITATIVE MARKET RISK DISCLOSURE

     The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities as well as the Company's historical experience of the impact of interest-rate fluctuations on the prepayment of residential and home equity loans and mortgage-backed securities. For core deposits (demand deposits, interest-bearing checking, savings and money market deposits) that have no contractual maturity, the table presents principal cash flows and, as applicable, related weighted-average interest rates based upon the Company's historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. Weighted-average variable rates are based upon rates existing at the reporting date.

                                                               Principal/Notional Amount Maturing in:
                                                                      (Dollars in thousands)                               Fair
                                            ---------------------------------------------------------------------------    Value
                                               1998       1999       2000       2001       2002   Thereafter    Total     12/31/97
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Rate-sensitive assets:
 Fixed interest rate loans                  $  85,734  $  38,579  $  33,630  $  20,674  $  17,971  $  20,309  $ 216,897  $ 215,592
 Average interest rate                          9.38%      9.10%      8.98%      8.87%      8.77%      8.53%      9.09%
 Variable interest rate loans               $ 102,472  $  24,403  $  20,135  $  22,491  $  15,970  $  57,782  $ 243,253  $ 241,791
 Average interest rate                          9.30%      9.40%      9.51%      9.25%      9.28%      8.15%      9.05%
 Fixed interest rate securities             $  64,455  $  37,132  $  33,906  $  39,637  $  25,595  $  41,049  $ 241,774  $ 245,614
 Average interest rate                          5.84%      6.46%      6.84%      6.83%      6.63%      6.26%      6.39%
 Variable interest rate securities          $   5,251  $       0  $       0  $       0  $       0  $       0  $   5,251  $   5,064
 Average interest rate                          6.73%          -          -          -          -          -      6.73%
 Other interest-bearing assets              $   4,445  $       0  $       0  $       0  $       0  $       0  $   4,445  $   4,445
 Average interest rate                          5.57%          -          -          -          -          -      5.57%
Rate sensitive liabilities:
 Non-interest bearing checking              $   4,802  $   4,294  $     774  $     742  $   1,080  $  80,775  $  92,467  $  92,467
 Average interest rate                              -          -          -          -          -          -          -
 Savings & interest bearing checking        $   9,647  $   8,715  $   7,703  $   7,002  $   5,620  $  88,218  $ 126,905  $ 126,905
 Average interest rate                          2.54%      2.54%      2.54%      2.54%      2.54%      2.54%      2.54%
 Time deposits                              $ 310,904  $  51,652  $  18,583  $   6,181  $   4,783  $   1,517  $ 393,620  $ 394,543
 Average interest rate                          4.00%      5.90%      5.95%      6.00%      6.43%      2.50%      4.40%
 Fixed interest rate borrowings             $  91,867  $   7,617  $       0  $       0  $       0  $  19,211  $ 118,695  $ 119,836
 Average interest rate                          5.41%      6.16%          -          -          -      9.00%      6.04%
 Variable interest rate borrowings          $  10,000  $       0  $       0  $       0  $       0  $       0  $  10,000  $  10,000
 Average interest rate                          5.69%          -          -          -          -          -      5.69%

                          RETURN ON EQUITY AND ASSETS

     The rates of return on average daily assets and stockholders' equity, the dividend payout ratio, and the average daily stockholders' equity to average daily assets for the years ended December 31, 1997, 1996 and 1995 are as follows:


                                             1997         1996         1995
                                          ----------   ----------   ----------
Percent of net income to:
  Average daily total assets                    1.10         1.07         1.05

  Average daily stockholders' equity           16.81        16.50        17.06

Percentage of dividends declared per
  common share to net income per
  weighted average number of common
  shares outstanding (2,902,530 shares
  in 1997, 2,896,992 shares in 1996,
  and 2,876,992 shares in 1995)                23.08        20.72        18.88

Percentage of average daily
  stockholders' equity to average
  daily total assets                            6.51         6.46         6.18

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


                                             1997         1996         1995
                                          ----------   ----------   ----------
Outstanding at year end                   $   65,467   $   85,611   $   58,151

Approximate average interest rate at
  year end                                     4.90%        5.11%        5.35%

Highest amount outstanding as of any
  month end during the year               $   98,917   $   89,433   $   79,334

Approximate average outstanding
  during the year                         $   83,732   $   73,728   $   61,398

Approximate average interest rate
  during the year                              5.45%        5.33%        5.69%

     Securities sold under agreement to repurchase include both transactions initiated by the investment division of the Bank, as well as the automatic borrowings from selected demand deposit customers who had excess balances in their accounts.

ITEM 2. PROPERTIES
------------------

     The Bank conducts its operations from the following locations:

Branches/Headquarters
---------------------
Main / Headquarters       202 E. Center St.              Warsaw            IN
Warsaw Drive-up           East Center St.                Warsaw            IN
Akron                     102 East Rochester             Akron             IN
Argos                     100 North Michigan             Argos             IN
Bremen                    1600 Indiana State Road 331    Bremen            IN
Columbia City             601 Countryside Dr.            Columbia City     IN
Concord                   4202 Elkhart Road              Goshen            IN
Cromwell                  111 North Jefferson St.        Cromwell          IN
Elkhart Beardsley         864 East Beardsley St.         Elkhart           IN
Elkhart East              22050 State Road 120           Elkhart           IN
Elkhart Hubbard Hill      58404 State Road 19            Elkhart           IN
Elkhart Northwest         1208 N. Nappanee St.           Elkhart           IN
Goshen Downtown           102 North Main St.             Goshen            IN
Goshen South              2513 South Main St.            Goshen            IN
Granger                   12830 State Road 23            Granger           IN
Huntington                1501 N. Jefferson St.          Huntington        IN
Kendallville East         631 Professional Way           Kendallville      IN
Kendallville Downtown     113 N. Main St.                Kendallville      IN
LaGrange                  901 South Detroit              LaGrange          IN
Ligonier Downtown         222 S. Calvin St.              Ligonier          IN
Ligonier South            1470 U.S. Highway 33 South     Ligonier          IN
Logansport                3900 Highway 24 East           Logansport        IN
Medaryville               Main St.                       Medaryville       IN
Mentone                   202 East Main St.              Mentone           IN
Middlebury                712 Wayne Ave.                 Middlebury        IN
Milford                   Indiana State Road 15 North    Milford           IN
Mishawaka                 5015 N. Main St.               Mishawaka         IN
Nappanee                  202 West Market St.            Nappanee          IN
North Webster             644 North Main St.             North Webster     IN
Pierceton                 202 South First St.            Pierceton         IN
Roann                     110 Chippewa St.               Roann             IN
Rochester                 507 East 9th St.               Rochester         IN
Shipshewana               895 North Van Buren St.        Shipshewana       IN
Silver Lake               102 Main St.                   Silver Lake       IN
Syracuse                  502 South Huntington           Syracuse          IN
Wabash North              1004 North Cass St.            Wabash            IN
Wabash South              1940 South Wabash St.          Wabash            IN
Warsaw East               3601 Commerce Dr.              Warsaw            IN
Warsaw West               1221 West Lake St.             Warsaw            IN
Winona Lake               99 Chestnut St.                Winona Lake       IN

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

     In addition, the Bank owns buildings at 110 South High St., Warsaw, Indiana, and 114-118 East Market St., Warsaw, Indiana, which it uses for various offices and a building at 113 East Market St., Warsaw, Indiana, which it uses for office and computer facilities. The Bank also leases from third parties facilities in Warsaw, Indiana, for the storage of supplies and for employee training.

     None of the Bank's assets are the subject of any material encumbrances.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     There are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which the Registrant and the Bank are a party or of which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     No matter was submitted to a vote of security holders from October 1, 1997 to December 31, 1997.

                          (Intentionally Left Blank)

                                    PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
 -----------------------------------------------------------------------------

     Information relating to the principal market for and the prices of the Registrant's common stock, and information as to dividends declared by the Registrant, are contained under the caption "Stock and Dividend Information" in the 1997 Annual Report and are incorporated herein by reference in response to this item. On December 31, 1997, the Registrant had 1,136 shareholders, including those employees who participate in the Registrant's 401(K) plan.

     On January 9, 1996, Lakeland Financial Corporation sold 10,000 shares of authorized but previously unissued common stock for $41.50 per share. On April 30, 1996, Lakeland Financial Corporation common stock split two-for-one.

     On January 15, 1997, Lakeland Financial Corporation sold 10,000 shares of authorized but previously unissued common stock for $31.00 per share.

     In August, 1997, the common stock of Lakeland Financial Corporation and the preferred stock of its wholly-owned subsidiary, Lakeland Capital Trust, began trading on The Nasdaq Stock Market under the symbols LKFN and LKFNP, respectively.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

     A five year consolidated financial summary, containing the required selected financial data, appears under the caption "Selected Financial Data" in the 1997 Annual Report and is incorporated herein by reference in response to this item.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report and is incorporated herein by reference in response to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     The following consolidated financial statements appear in the 1997 Annual Report and are incorporated herein by reference in response to this item.

     Consolidated Balance Sheets at December 31, 1997 and 1996. Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995. Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995. Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995. Notes to Consolidated Financial Statements. Report of Independent Auditors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     The information appearing in the Registrant's definitive Proxy Statement dated March 16, 1998, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The information appearing in the Registrant's definitive Proxy Statement dated March 16, 1998, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The information appearing in the Registrant's definitive Proxy Statement dated March 16, 1998, is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The information appearing in the Registrant's definitive Proxy Statement dated March 16, 1998, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

     (a) The documents listed below are filed as a part of this report:

        (1) Financial Statements.
            ---------------------
            The following financial statements of the Registrant and its subsidiaries appear in the 1997 Annual Report and are specifically incorporated by reference under Item 8 of this Form 10-K, or are a part of this Form 10-K, as indicated and at the pages set forth below.

                                                          Reference
                                                          ---------
                                                                 1997 Annual
                                                    Form 10-K       Report
                                                    ---------    -----------

     Consolidated Balance Sheets at December 31,
     1997 and 1996.                                                    8
     Consolidated Statements of Income for the
     years ended December 31, 1997, 1996 and 1995.                     9
     Consolidated Statements of Changes in
     Stockholders' Equity for the years ended
     December 31, 1997, 1996 and 1995.                                 10
     Consolidated Statements of Cash Flows for the
     years ended December 31, 1997, 1996 and 1995.                     11
     Notes to Consolidated Financial Statements.                       12-22
     Report of Independent Auditors.                                   23

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

                                       LAKELAND FINANCIAL CORPORATION


Date: March 10, 1998                   By R. Douglas Grant
                                         (R. Douglas Grant) President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 10, 1998                      R. Douglas Grant
                                         (R. Douglas Grant) Principal Executive
                                          Officer and Director

Date: March 10, 1998                      Terry M. White
                                         (Terry M. White) Principal Financial
                                          and Accounting Officer

Date: March 10, 1998                      Anna K. Duffin
                                         (Anna K. Duffin) Director

Date: March 10, 1998                      Eddie Creighton
                                         (Eddie Creighton) Director

Date: March 10, 1998                      L. Craig Fulmer
                                         (L. Craig Fulmer) Director

Date: March 10, 1998                      Jerry L. Helvey
                                         (Jerry L. Helvey) Director

Date: March 10, 1998                      Allan J. Ludwig
                                         (Allan J. Ludwig) Director

Date:
                                         (J. Alan Morgan) Director

Date: March 10, 1998                      Richard L. Pletcher
                                         (Richard L. Pletcher) Director

Date:
                                         (Joseph P. Prout) Director

Date: March 10, 1998                      Terry L. Tucker
                                         (Terry L. Tucker) Director

Date: March 10, 1998                      G.L. White
                                         (G.L. White) Director

                                 EXHIBIT INDEX

     The following Exhibits are filed as part of this Report and not incorporated by reference from another document:

     Exhibit 13 - 1997 Report to Shareholders with Report of Independent
Auditors.

     Exhibit 21 - Subsidiaries

     Exhibit 27 - Financial Data Schedule

                                  EXHIBIT 13

     1997 Report to Shareholders with Report of Independent Auditors.

                                  EXHIBIT 21

     SUBSIDIARIES. The Registrant has two wholly-owned subsidiaries, Lake City Bank, Warsaw, Indiana, a banking corporation organized under the laws of the State of Indiana, and Lakeland Capital Trust, a statutory business trust formed under Delaware law.