Form 10-Q
period 1998-03-31
LAKELAND FINANCIAL CORP
filed 1998-05-14
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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
                                YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                           Outstanding at March 31, 1998
Common Stock, $.50 Stated Value                      2,899,495

                                                              Part I

                                                   Item 1 - Financial Statements

                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                            As of March 31, 1998 and December 31, 1997
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)


                                                                                                        March 31,    December 31,
                                                                                                          1998           1997
                                                                                                      ------------   ------------
ASSETS
Cash and cash equivalents
  Cash and due from banks                                                                             $     37,087   $     45,317
  Short-term investments                                                                                    14,465          4,445
                                                                                                      ------------   ------------
     Total cash and cash equivalents                                                                        51,552         49,762

Securities available-for-sale
  U. S. Treasury securities                                                                                 26,798         29,286
  Mortgage-backed securities                                                                                40,679         53,409
  State and municipal securities                                                                             1,895          1,904
  Other debt securities                                                                                        100              0
                                                                                                      ------------   ------------
     Total securities available-for-sale
     (carried at fair value)                                                                                69,472         84,599

Securities held-to-maturity
  U. S. Treasury securities                                                                                 21,159         21,170
  Mortgage-backed securities                                                                               157,097        118,964
  State and municipal securities                                                                            24,373         22,418
  Other debt securities                                                                                      3,186          1,007
                                                                                                      ------------   ------------
     Total securities held-to-maturity
     (fair value of $207,536 at
     March 31, 1998, and $166,079
     at December 31, 1997)                                                                                 205,815        163,559

Real estate mortgages held-for-sale                                                                          4,137          1,516

Loans:
  Total loans                                                                                              470,642        458,634
  Less: Allowance for loan losses                                                                            5,345          5,308
                                                                                                      ------------   ------------
     Net loans                                                                                             465,297        453,326

Land, premises and equipment, net                                                                           24,840         23,108
Accrued income receivable                                                                                    4,719          4,915
Intangible assets                                                                                           12,657          9,649
Other assets                                                                                                 7,228          6,044
                                                                                                      ------------   ------------
     Total assets                                                                                     $    845,717   $    796,478
                                                                                                      ============   ============

                                                            (Continued)

                                                              Part I

                                                   Item 1 - Financial Statements

                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                            As of March 31, 1998 and December 31, 1997
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                                                        March 31,    December 31,
                                                                                                          1998           1997
                                                                                                      ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest bearing deposits                                                                        $     98,645   $     92,467
  Interest bearing deposits                                                                                571,852        520,525
                                                                                                      ------------   ------------
    Total deposits                                                                                         670,497        612,992

Short-term borrowings
  Federal funds purchased                                                                                        0         14,650
  U.S. Treasury demand notes                                                                                 3,113          4,000
  Securities sold under agreements
    to repurchase                                                                                           71,068         65,467
                                                                                                      ------------   ------------
    Total short-term borrowings                                                                             74,181         84,117

Accrued expenses payable                                                                                     5,688          5,040
Other liabilities                                                                                            1,195          1,495
Long-term debt                                                                                              25,409         25,367
Guaranteed preferred beneficial interests in
Company's subordinated debentures                                                                           19,218         19,211
                                                                                                      ------------   ------------
    Total liabilities                                                                                      796,188        748,222

Commitments, off-balance sheet risks
  and contingencies

STOCKHOLDERS' EQUITY
Common stock: $.50 stated value, 10,000,000 shares authorized,
  2,906,992 shares issued and 2,899,495 outstanding as of
  March 31, 1998, and 2,906,992 shares issued and 2,901,616
  outstanding at December 31, 1997                                                                           1,453          1,453
Additional paid-in capital                                                                                   8,537          8,537
Retained earnings                                                                                           39,333         37,766
Unrealized net gain (loss) on securities available-for-sale                                                    492            685
Treasury stock, at cost                                                                                       (286)          (185)
                                                                                                      ------------   ------------
    Total stockholders' equity                                                                              49,529         48,256
                                                                                                      ------------   ------------
      Total liabilities and stockholders' equity                                                      $    845,717   $    796,478
                                                                                                      ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                        For the Three Months Ended March 31, 1998 and 1997
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 1 of 2)


                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                      ------------   ------------
                                                                                                          1998           1997
                                                                                                      ------------   ------------
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans: Taxable                                                                   $     10,524   $      8,956
                            Tax exempt                                                                          51             58
                                                                                                      ------------   ------------
  Total loan income                                                                                         10,575          9,014
Short-term investments                                                                                         114             86

Securities:
  U.S. Treasury and Government agency securities                                                               772            763
  Mortgage-backed securities                                                                                 3,084          2,116
  Obligations of state and political subdivisions                                                              350            347
  Other debt securities                                                                                         51             74
                                                                                                      ------------   ------------
    Total interest and dividend income                                                                      14,946         12,400

INTEREST EXPENSE:
Interest on deposits                                                                                         6,594          4,867
Interest on short-term borrowings                                                                              950          1,313
Interest on long-term debt                                                                                     812            234
                                                                                                      ------------   ------------
    Total interest expense                                                                                   8,356          6,414
                                                                                                      ------------   ------------
NET INTEREST INCOME                                                                                          6,590          5,986

Provision for loan losses                                                                                      120             60
                                                                                                      ------------   ------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                                                                    6,470          5,926

NONINTEREST INCOME:
Trust fees                                                                                                     315            359
Service charges on deposit accounts                                                                            887            739
Other income (net)                                                                                             810            397
Net gains on the sale of real estate mortgages held-for-sale                                                   175            104
Net securities gains (losses)                                                                                  253              0
                                                                                                      ------------   ------------
    Total noninterest income                                                                                 2,440          1,599

                                                            (Continued)


                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                        For the Three Months Ended March 31, 1998 and 1997
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 2 of 2)


                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                      ------------   ------------
                                                                                                          1998           1997
                                                                                                      ------------   ------------
NONINTEREST EXPENSE:
Salaries and employee benefits                                                                               3,299          2,540
Occupancy and equipment expenses                                                                               878            783
Other expenses                                                                                               1,857          1,333
                                                                                                      ------------   ------------
    Total noninterest expense                                                                                6,034          4,656


INCOME BEFORE INCOME TAX EXPENSE                                                                             2,876          2,869

Income tax expense                                                                                             874          1,042
                                                                                                      ------------   ------------
NET INCOME                                                                                            $      2,002   $      1,827
                                                                                                      ============   ============

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                                                               2,900,603      2,903,563
                                                                                                      ============   ============
BASIC EARNINGS PER COMMON SHARE                                                                       $       0.69   $       0.63
                                                                                                      ============   ============
The accompanying notes are an integral part of these consolidated financial statements.

                                                  LAKELAND FINANCIAL CORPORATION
                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                        For the Three Months Ended March 31, 1998 and 1997
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                      ------------   ------------
                                                                                                          1998           1997
                                                                                                      ------------   ------------
NET INCOME                                                                                            $      2,002   $      1,827

OTHER COMPREHENSIVE INCOME, net of tax:
  Unrealized gains (losses) on securities available-for-sale
    arising during period                                                                                      (40)          (495)
  Reclassification adjustment for accumulated (gains)
    losses included in net income:
    Unrealized (gains) losses on securities available-for-sale                                                (153)             0
                                                                                                      ------------   ------------

    Total other comprehensive income                                                                          (193)          (495)
                                                                                                      ------------   ------------

COMPREHENSIVE INCOME                                                                                  $      1,809   $      1,332
                                                                                                      ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                  LAKELAND FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        For the Three Months Ended March 31, 1998 and 1997
                                                 (in thousands except for shares)

                                                            (Unaudited)

                                                                                          Accumulated
                                                 Common Stock                               Other                    Total
                                            ---------------------    Paid-in   Retained  Comprehensive  Treasury  Stockholders'
                                              Shares       Amount    Capital   Earnings     Income        Stock      Equity
                                            ----------  ---------  ---------  ---------  -------------  --------  -------------
Balances, January 1, 1997                    2,896,992  $   1,448  $   8,232  $  31,967  $         396  $      0  $      42,043

Net income for three months
  ended March 31, 1997                                                            1,827                                   1,827

Net change in unrealized net gain (loss)
  on securities available-for-sale                                                                (495)                    (495)

Issued 10,000 shares of previously
  authorized, unissued shares.                  10,000          5        305                                                310

Acquired shares of treasury stock               (4,490)                                                     (143)          (143)

Cash dividends declared -
  $.15 per share                                                                   (436)                                    (436)
                                            ----------  ---------  ---------  ---------  -------------  ---------  -------------
Balances, March 31, 1997                     2,902,502  $   1,453  $   8,537  $  33,358  $         (99) $    (143) $      43,106
                                            ==========  =========  =========  =========  =============  =========  =============
Balances, January 1, 1998                    2,901,616  $   1,453  $   8,537  $  37,766  $         685  $    (185) $      48,256

Net income for three months
  ended March 31, 1998                                                            2,002                                    2,002

Net change in unrealized net gain (loss)
  on securities available-for-sale                                                                (193)                     (193)

Acquired shares of treasury stock               (2,121)                                                      (101)          (101)

Cash dividends declared -
  $.15 per share                                                                   (435)                                    (435)
                                            ----------  ---------  ---------  ---------  -------------  ---------  -------------
Balances, March 31, 1998                     2,899,495  $   1,453  $   8,537  $  39,333  $         492  $    (286) $      49,529
                                            ==========  =========  =========  =========  =============  =========  =============

The accompanying notes are an integral part of these consolidated financial statements.

                                                              Part I

                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the Three Months Ended March 31, 1998 and 1997
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)

                                                                                                          1998           1997
                                                                                                      ------------   ------------
Cash flows from operating activities:
  Net income                                                                                          $      2,002   $      1,827
                                                                                                      ------------   ------------
Adjustments to reconcile net income to net cash
  from operating activites:

  Depreciation                                                                                                 396            331
  Provision for loan losses                                                                                    120             60
  Amortization of intangible assets                                                                            215
  Loans originated for sale                                                                                (12,589)        (4,398)
  Net (gain) loss on sale of loans                                                                            (175)          (104)
  Proceeds from sale of loans                                                                               10,142          5,149
  Net (gain) loss on sale of premises and equipment                                                            (63)             1
  Net (gain) loss on sale of securities available-for-sale                                                    (253)             0
  Net (gain) loss on calls of securities held-to-maturity                                                        0              0
  Net securities amortization (accretion)                                                                      130             14
  Increase (decrease) in taxes payable                                                                         725          1,077
  (Increase) decrease in income receivable                                                                     197              3
  Increase (decrease) in accrued expenses payable                                                             (339)          (313)
  (Increase) decrease in other assets                                                                       (1,394)           (90)
  Increase (decrease) in other liabilities                                                                    (325)            74
                                                                                                      ------------   ------------
    Total adjustments                                                                                       (3,213)         1,804
                                                                                                      ------------   ------------
      Net cash from operating activities                                                                    (1,211)         3,631
                                                                                                      ------------   ------------
Cash flows from investing activities:
  Proceeds from maturities and calls of securities held-to-maturity                                         11,455          4,255
  Proceeds from maturities and calls of securities available-for-sale                                        3,882          6,634
  Purchases of securities available-for-sale                                                                     0         (9,213)
  Purchases of securities held-to-maturity                                                                 (53,846)        (7,030)
  Proceeds from sales of securities available-for-sale                                                      11,183              0
  Net (increase) decrease in total loans                                                                   (12,129)       (18,496)
  Purchases of land, premises and equipment                                                                   (438)          (873)
  Net proceeds (payments) from acquisitions                                                                 30,020              0
                                                                                                      ------------   ------------
      Net cash from investing activities                                                                    (9,873)       (24,723)
                                                                                                      ------------   ------------
                                                            (Continued)

                                                              Part I

                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the Three Months Ended March 31, 1998 and 1997
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                                                          1998           1997
                                                                                                      ------------   ------------
Cash flows from financing activities:
  Net increase (decrease) in total deposits                                                           $     23,304   $        680
  Proceeds from short-term borrowings                                                                      171,820        223,141
  Payments on short-term borrowings                                                                       (181,756)      (205,680)
  Proceeds from long-term borrowings                                                                            50              0
  Payments on long-term borrowings                                                                              (8)        (8,140)
  Dividends paid                                                                                              (435)          (436)
  Proceeds from sale of common stock                                                                             0            310
  Purchase of treasury stock                                                                                  (101)          (143)
                                                                                                      ------------   ------------
      Net cash from financing activities                                                                    12,874          9,732
                                                                                                      ------------   ------------
  Net increase (decrease) in cash and cash equivalents                                                       1,790        (11,360)

Cash and cash equivalents at beginning of the period                                                        49,762         44,879
                                                                                                      ------------   ------------
Cash and cash equivalents at end of the period                                                        $     51,552   $     33,519
                                                                                                      ============   ============
Cash paid during the period for:
  Interest                                                                                            $      7,967   $      5,987
                                                                                                      ============   ============
  Income taxes                                                                                        $        275   $        225
                                                                                                      ============   ============
Loans transferred to other real estate                                                                $         52   $          0
                                                                                                      ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998

                                  (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This report is filed for Lakeland Financial Corporation (the Company) and its wholly owned subsidiaries, Lake City Bank (the Bank) and Lakeland Capital Trust (Lakeland Trust). All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company formed Lakeland Trust on July 24, 1997. Lakeland Trust issued $20 million of 9% Cumulative Trust Preferred Securities (Preferred Securities). These proceeds were used to purchase Subordinated Debentures of the Company. The Company owns all of the common stock of Lakeland Trust. The sole assets of Lakeland Trust are the Subordinated Debentures and the payments thereunder. The obligations of the Company under the Guarantee, the Trust Agreement, the Subordinated Debentures, the Indenture and the Expense Agreement provide, in the aggregate, a full, irrevocable and unconditional guarantee, on a subordinated basis, of all the obligations of Lakeland Trust under the Preferred Securities. The Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference. Subject to the Company receiving prior approval of the Federal Reserve, if then required, the subordinated debentures are redeemable prior to the maturity date of September 30, 2027 at the option of the Company on or after September 30, 2002, or upon occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.

     Lakeland Trust is treated for financial reporting purposes as a subsidiary of the Company and, accordingly, the accounts of Lakeland Trustare included in the consolidated financial statements of the Company. The Preferred Securities issued by Lakeland Trust are presented as a separate line item as long-term debt in the consolidated balance sheets of the Company under the caption "Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures" and the Company records distributions payable on the Preferred Securities as an expense in its consolidated statements of income.

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

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report and Form 10-K. In preparing financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported therein and the disclosures provided. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the results for interim periods are reflected in the quarterly statements included herein.

NOTE 2.  EARNINGS PER SHARE

     The average common shares outstanding for the first quarters of 1998 and 1997 reflect the acquisition of 2,121 and 4,490 shares, respectively, of Lakeland Financial Corporation common stock to offset a liability for a director's deferred compensation plan. This stock is classified as treasury stock for financial reporting purposes.

NOTE 3.  ACCOUNTING CHANGES

     SFAS No. 130, Reporting Comprehensive Income, was issued by the Financial Accounting Standards Board and is effective for fiscal years beginning after December 15, 1997. This statement established standards for reporting and displaying comprehensive income and its components in financial statements. Consolidated comprehensive income is presented in the accompanying financial statements in accordance with this SFAS.

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                                March 31, 1998

FINANCIAL CONDITION

     The financial statements reflect the Company's continued growth within the Company's traditional markets and expansion into contiguous market areas. On February 20, 1998, the Company closed on its purchase of selected assets and assumption of all deposits of the Peru, Indiana and Greentown, Indiana offices of National City Bank. On April 15, 1998, the Company opened the office it constructed in Plymouth, Indiana.

     Total assets of the Company were $845,717,000 as of March 31, 1998. This is an increase of $49,239,000 or 6.2 percent from $796,478,000 reported at December 31, 1997. Total loans were $470,642,000 at March 31, 1998. This is an increase of $12,008,000 or 2.6 percent from balances at December 31, 1997. Total securities (including available-for-sale (AFS) and held-to-maturity
(HTM)) increased $27,129,000 or 10.9 percent to $275,287,000 as of March 31,
1998, from $248,158,000 at December 31, 1997. Earning assets increased to $759,186,000 at March 31, 1998. This is an increase of $51,741,000 or 7.3 percent from the December 31, 1997, total of $707,445,000.

     Total deposits and securities sold under agreements to repurchase (repurchase agreements) consist primarily of funds generated within the Company's primary market area as defined in its Community Reinvestment Act
(CRA) statement. These funds increased $63,106,000 or 9.3 percent, from December 31, 1997 to March 31, 1998. The increase was in time deposits with additional growth in noninterest-bearing demand deposits, savings deposits and repurchase agreements offset by a decrease in interest-bearing demand deposits. Time deposits increased $60,637,000 or 15.4 percent from the balance at December 31, 1997. Noninterest-bearing demand deposits increased $6,178,000 or 6.7 percent to $98,645,000, savings deposits increased $2,634,000 or 4.9 percent to $56,218,000, and repurchase agreements increased $5,601,000 or 8.6 percent to $71,068,000. The repurchase agreement balance is a combination of fixed rate contracts and excess cash management accounts, a variable rate repurchase agreement product. Interest-bearing demand deposits decreased $13,083,000 or 19.0 percent from December 31, 1997 to March 31, 1998. The assumption of deposits of the Peru and Greentown offices of National City Bank added approximately $2 million of demand deposits, $2 million of savings deposits and $30 million of time deposits on the date of acquisition.

     In addition to these local funding sources, the Company borrows modestly through the Treasury, Tax and Loan program, occasionally through federal fund lines with correspondent banks and through term advances from the Federal Home Loan Bank of Indianapolis (FHLB). Including these non-local sources, funding totaled $770,087,000 at March 31, 1998. This is a $47,611,000 or 6.6 percent increase from $722,476,000 reported at December 31, 1997. Other funding of $19,218,000 was provided through the issuance of trust preferred securities in 1997.

     On an average daily basis, total earning assets increased 21.3 percent for the three month period ended March 31, 1998, as compared to the similar period ended March 31, 1997. On an average daily basis, total deposits and purchased funds increased 24.6 percent for the three month period ended March 31, 1998, as compared to the three month period ended March 31, 1997.

     The Company's investment portfolio consists of U.S. Treasuries, agencies, mortgage-backed securities, municipal bonds, and corporates. During 1998, new investments have been primarily mortgage-backed securities and municipal bonds. At March 31, 1998, and December 31, 1997, the Company's investment in mortgage-backed securities comprised approximately 71.8 and 69.5 percent, respectively, of the total securities and consisted mainly of CMO's and mortgage pools issued by GNMA, FNMA and FHLMC. As such, these securities are backed directly or indirectly by the Federal Government. All mortgage-backed securities purchased conform to the FFIEC high risk standards which prohibit the purchase of securities that have excessive price, prepayment, extension and original life risk characteristics. The Company uses Bloomberg analytics to evaluate and monitor all purchases. At March 31, 1998, the mortgage-backed securities in the HTM portfolio had a two and one-half year average life, with a potential for approximately 5 percent price depreciation should rates move up 300 basis points and approximately 9 percent price appreciation should rates move down 300 basis points. The mortgage-backed securities in the AFS portfolio had a one year average life and a potential for approximately 7 percent price depreciation should rates increase 300 basis points and approximately 1 percent price appreciation should rates move down 300 basis points. As of March 31, 1998, all mortgage-backed securities continue to be in compliance with FFIEC guidelines and are performing in a manner consistent with management's original expectations.

     The Company's HTM and AFS portfolios are managed with consideration given to factors such as the Company's capital levels, growth prospects, asset/liability structure and liquidity needs. Based upon the change in the funding due to normal activity and recent acquisitions, the decision was to purchase securities for the held-to-maturity portfolio and to sell securities from the available-for-sale portfolio. During the first three months of 1998, purchases for the HTM portfolio were $53,846,000 with no purchases for the AFS portfolio and sales from the AFS portfolio were $10,930,000. At March 31, 1998, the AFS portfolio constituted 25.2 percent of the total investment security portfolio. At March 31, 1998, the net after-tax unrealized gain in the AFS portfolio included in stockholders' equity was $492,000, a reduction of $193,000 from the unrealized gain included in stockholders' equity at December 31, 1997. Future investment activity is difficult to predict, as it is dependent upon loan and deposit trends.

     As previously indicated, total loans increased $12,008,000 to $470,642,000 as of March 31, 1998, from $458,634,000 at December 31, 1997.
Loan growth is net of loans reclassified to other real estate. The Company continues to experience good loan demand, especially in commercial loans. Commercial loans at March 31, 1998, increased $8,917,000 or 3.3 percent from the level at December 31, 1997. Retail loans at March 31, 1998, increased 1.6 percent from December 31, 1997. Real estate loans (excluding mortgages held-for-sale) increased 1.8 percent from December 31, 1997. The balances in the real estate loan portfolio are impacted by the sale of real estate mortgages in the secondary market and the level of refinance and new mortgage activity in the existing rate environment.

     The Company had 59.9 percent of its loans concentrated in commercial loans at March 31, 1998, and 59.5 percent at December 31, 1997. Traditionally, this type of lending may have more credit risk than other types of lending. This is attributed to the fact that individual commercial loans are generally larger than residential real estate and retail loans, and because the type of borrower and purpose of commercial loans are not as homogeneous as with residential and retail customers. The Company manages this risk by pricing to the perceived risk of each individual credit, and by diversifying the portfolio by customer, product, industry and geography. Customer diversification is accomplished through an administrative loan limit of $7,500,000. Product diversification is accomplished by offering a wide variety of financing options. Management reviews the loan portfolios to ensure loans are diversified by industry. The loan portfolios are distributed throughout the Company's principal trade area, which encompasses fourteen counties in Indiana. Other than loans disclosed elsewhere in this filing as past-due, nonaccrual or restructured, the Company is not aware of any loans classified for regulatory purposes at March 31, 1998, that are expected to have a material impact on the Company's future operating results, liquidity or capital resources. The Company is not aware of any material credits in which there is serious doubt as to the borrower's ability to comply with the loan repayment terms, other than those disclosed as past due, nonaccrual or restructured.

     The Company continues to actively serve the mortgage needs of its CRA defined market area by originating both conforming and nonconforming real estate mortgages. During the first three months of 1998, the Company originated mortgages for sale in the secondary market totaling $12,589,000. This program of mortgage sales continues to produce the liquidity needed to meet the mortgage needs of the markets served by the Company, and to generate a long-term servicing portfolio. As a part of the CRA commitment to making real estate financing available in all markets, the Company continues to originate non-conforming loans which are held-to-maturity or prepayment.

     Loans renegotiated as troubled debt restructuring are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan. Loans renegotiated as troubled debt restructurings totaled $1,352,000 at March 31, 1998, as compared to $1,377,000 at December 31, 1997. The loans classified as troubled debt restructurings at March 31, 1998, are performing in accordance with the modified terms. At March 31, 1998, there were no loans that would be considered impaired as defined in SFAS Nos. 114 and 118.

     Based upon state banking regulations, the Company's March 31, 1998 legal loan limit was approximately $9,105,000. The legal loan limit will continue to increase as the Company's combined equity and allowance for loan losses continues to increase. At its January 13, 1998, meeting, the Company's Board of Directors increased the Company's policy limit by $3,000,000, to $7,500,000 for any one borrower. An administrative loan limit of $7,500,000 indicates the Company's commitment to meet the credit needs of the communities it serves.

     As noted above, for the first three months of 1998, deposits have been growing faster than loans, partially due to the assumptions of deposits in the first quarter of 1998. Demand deposits have increased $6,178,000, other transaction accounts have decreased $9,310,000 and time deposits have increased $60,637,000 for a net increase of $57,505,000. During this same period, total loans have increased $12,008,000. As a result of these loan and deposit trends, the Company's average daily loans/deposits ratio amounted to
69.8 percent at March 31, 1998, a decrease from 77.2 percent at year-end 1997. The Company's average daily loans/total deposits and repurchase agreements ratio amounted to 66.3 percent at March 31, 1998. This is a decrease from 72.8 percent at year-end 1997.

     The Company's primary market risk exposure is interest rate risk. The Company does not have a material exposure to foreign currency exchange risk, does not own any derivative financial instruments and does not maintain a trading portfolio. The Company, through its Asset/Liability Committee (ALCO), manages interest rate risk by monitoring both its GAP position and the computer simulated earnings impact of various rate scenarios. The Company then modifies its long-term risk by attempting to generate the type of loans, investments, and deposits that currently fit ALCO needs. The current long-term guideline approved by the Board of Directors defines a neutral rate sensitivity ratio (GAP/Total Assets) as plus or minus 20 percent. However, the ALCO is authorized to manage this ratio outside these limits on a short-term basis, as the committee's expectation of interest rates dictates. Management has estimated that, as of March 31, 1998, the Company's GAP/Total Assets ratios were (6.8) percent, (9.9) percent, and (10.8) percent for the three, six, and twelve month time periods, respectively. For this analysis, savings accounts and demand deposit accounts have been assumed to be repriceable beyond twelve months, and therefore are not included as repriceable liabilities in each of these ratios. The December 31, 1997, three, six, and twelve month GAP ratios were (6.3) percent, (7.3) percent, and (9.6) percent, respectively.

     Management supplements the GAP analysis with a computer simulation approach to manage the interest rate risk of the Company. This computer simulation analysis measures the net interest income impact of a 300 basis point change, both up and down, in interest rates during the next 12 months. If the change in net interest income under either scenario is less than 3 percent of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At March 31, 1998, the Company's potential pretax exposure was well within the Company's policy limit. This policy was last reviewed and approved by the Board of Directors in May, 1997.

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

                          (Intentionally left blank)


                                                QUANTITATIVE MARKET RISK DISCLOSURE

                                                           Principal/Notional Amount Maturing in:
                                                                   (Dollars in thousands)                                Fair
                                        ----------------------------------------------------------------------------     Value
                                           1999       2000       2001       2002       2003    Thereafter    Total      3/31/98
                                        ---------  ---------  ---------  ---------  ---------  ----------  ---------  ----------
Rate sensitive assets:
  Fixed interest rate loans             $  14,382  $  21,407  $  24,669  $  41,827  $  41,558  $   45,571  $ 189,414  $  183,881
  Average interest rate                     8.87%      9.24%      9.43%      9.00%      8.89%       8.10%      8.83%
  Variable interest rate loans          $ 104,675  $  31,711  $  11,959  $  27,542  $  23,315  $   86,163  $ 285,365  $  287,219
  Average interest rate                     9.33%      9.20%      9.70%      9.35%      9.39%       8.48%      9.08%
  Fixed interest rate securities        $   8,402  $  15,246  $   9,823  $  19,265  $  11,020  $  204,948  $ 268,704  $  271,244
  Average interest rate                     5.21%      6.00%      6.75%      7.24%      6.32%       6.61%      6.57%
  Variable interest rate securities     $   5,966  $       0  $       0  $       0  $       0  $        0  $   5,966  $    5,964
  Average interest rate                     6.63%                                                              6.63%
  Other interest-bearing assets         $  14,465  $       0  $       0  $       0  $       0  $        0  $  14,465  $   14,465
  Average interest rate                     5.55%                                                              5.55%
Rate sensitive liabilities:
  Non-interest bearing checking         $   5,123  $   4,581  $     826  $     791  $   1,152  $   86,172  $  98,645  $   98,645
  Average interest rate
  Savings & interest bearing checking   $   8,959  $   8,094  $   7,182  $   6,527  $   5,227  $   81,606  $ 117,595  $  117,595
  Average interest rate                     2.55%      2.55%      2.55%      2.55%      2.55%       2.55%      2.55%
  Time deposits                         $ 323,476  $  86,285  $  27,010  $   8,705  $   5,850  $    2,931  $ 454,257  $  455,388
  Average interest rate                     5.44%      5.85%      5.80%      5.60%      5.52%       5.85%      5.55%
  Fixed interest rate borrowings        $  81,332  $   6,849  $       0  $       0  $       0  $   22,028  $ 110,209  $  110,352
  Average interest rate                     5.08%      5.91%                                        9.13%      5.94%
  Variable interest rate borrowings     $       0  $  10,000  $       0  $       0  $       0  $        0  $  10,000  $    9,996
  Average interest rate                                5.65%                                                   5.65%


     The Company is a member of the FHLB of Indianapolis. Membership has enabled the Company to participate in the housing programs sponsored by the FHLB, thereby enhancing the Company's ability to offer additional programs throughout its trade area. At its meeting in March, 1996, the Board of Directors of the Company passed a resolution authorizing the Company to borrow up to $50 million under the FHLB program. As of March 31, 1998, the borrowings from the FHLB totaled $25,350,000 with $10,000,000 due April 27, 1998, $4,000,000 due December 7, 1998, $10,000,000 due December 28, 1998, $1,300,000
due June 24, 2003 and $50,000 with annual payments maturing on January 15, 2018. In the second quarter of 1998, the $10,000,000 due April 27, 1998, was renewed for one year at the same terms as the original borrowing. All borrowings are collateralized by residential real estate mortgages. Membership in the FHLB requires an equity investment in FHLB stock. The amount required is computed annually, and is based upon a formula that considers the Company's total investment in residential real estate loans, mortgage-backed securities and any FHLB advances outstanding at year-end. The Company's investment in FHLB stock at March 31, 1998, was $2,844,000.

     As of March 31, 1998, the principal balance of the Company's subordinated debentures was $20,619,000. The principal balance of the subordinated debentures less the unamortized issuance costs constitute the guaranteed preferred beneficial interests in the Company's subordinated debentures.

     The Federal Deposit Insurance Corporation's (FDIC) risk based capital regulations require that all banks maintain an 8.0 percent Tier II risk based capital ratio. The FDIC has also established definitions of `well capitalized' as a 5.0 percent Tier I leverage capital ratio, a 6.0 percent Tier I risk based capital ratio and a 10.0 percent Tier II risk based capital ratio. As of March 31, 1998, the Company's ratios were 6.3 percent, 10.0 percent and 11.7 percent, respectively, excluding the SFAS No. 115 adjustment. These are comparable to the ratios of 6.7 percent, 10.5 percent and 11.6 percent reported at December 31, 1997, and the ratios of 6.4 percent, 9.9 percent and
11.1 percent reported at March 31, 1997. The March 31, 1998 and December 31, 1997 ratios include in the Tier I capital the maximum amount of the trust preferred securities allowed by regulations. Current regulations limit the amount of trust preferred securities included in Tier I capital to the greater of the amount of the preferred securities or 25 percent of the total Tier I capital. All ratios continue to be above `well capitalized' levels.

     The Company was examined by the Indiana Department of Financial Institutions (DFI) as of March 31, 1997, in May, 1997. The Company was also examined by the FDIC as of March 31, 1996, in September, 1996. Management is not aware of any regulatory recommendations that if implemented would have a material effect on liquidity, capital or results of operations.

     Total stockholders' equity increased $1,273,000 or 2.6 percent from December 31, 1997 to $49,529,000 at March 31, 1998. Net income of $2,002,000, less cash dividends paid of $435,000, less the decrease in the accumulated comprehensive income of $193,000, less the cost of the treasury stock acquired of $101,000, comprised this increase.

     Over the last five years the Company has been growing at an approximate rate of 18 percent per year. Total assets have grown from $364,580,000 at March 31, 1993, to $845,717,000 at March 31, 1998. This is an increase of $481,137,000 or 132.0 percent which equates to an 18.3 percent rate of growth per year. Approximately 54 percent of this growth is due to acquisitions in 1993, 1995, 1997 and 1998. The remaining 46 percent is a result of growth of acquired offices, previously existing offices, and new offices constructed. Stockholders' equity has increased from $24,926,000 to $49,529,000 for the same time period. That is an increase of $24,603,000 or 98.7 percent which equates to a 14.7 percent rate of growth per year. Net income for the three months ended March 31, 1993, compared to the net income for the same period of 1998, increased $653,000 or 48.4 percent from $1,349,000 to $2,002,000. The income for March 31, 1993 included $325,000 for a required change in accounting for income taxes. Excluding the amount for the change in accounting, net income increased $978,000 or 95.5 percent. From March 31, 1993, to March 31, 1998, the number of Lake City Bank offices increased from 20 to 41. This growth has been funded through results of operation, issuance of trust preferred securities and existing capital. There are no guarantees that past rates of growth will be continued in future periods.






                          (Intentionally left blank)

RESULTS OF OPERATIONS

Net Interest Income

     For the three month period ended March 31, 1998, total interest and dividend income increased $2,546,000 or 20.5 percent to $14,946,000, from $12,400,000 for the first quarter of 1997. Daily average earning assets for the first quarter of 1998 increased to $739,186,000, a 21.3 percent increase over the same period in 1997. On a dollar basis, the growth in earning assets was primarily in loans, with the majority of loan growth in the commercial portfolio. However, the average daily balance of the investment portfolio grew at a faster rate than other earning assets. The tax equivalent yields on average earning assets decreased by 3 basis points for the three month period ended March 31, 1998, when compared to the same period of 1997.

     The Company's loan portfolio yield increased 1 basis point between the first quarter of 1998 and the first quarter of 1997. The average daily loan balances increased 18.0 percent when comparing these same quarters, with the largest increase in the commercial loan portfolio which is mostly variable rate. The increase in the average daily loan balances combined with the increase in the loan yield resulted in a $1,561,000 increase in interest and fees on loans for the first three months of 1998 compared to the same months of 1997.

     In comparing these same time periods, the yield on the investment portfolio increased 2 basis points. The average daily balances in the investment portfolio increased at a faster rate, 27.5 percent, than the loan portfolio. This resulted in the slight reduction in the yield on average earning assets since the investment portfolio has a lower yield than the loan portfolio. The increase in the investment portfolio is a result of the cash inflows from deposits assumed through recent acquisitions being greater than the loans acquired. The majority of funds received from these acquisitions were invested in mortgage-backed securities and the remaining funds received were invested in municipal securities. As additional high quality loans are made, this will impact the asset mix and may improve the yield on earning assets.

     Total security income amounted to $4,257,000 for the three month period ended March 31, 1998. This compares to the $3,300,000 recorded for the same period in 1997. This $957,000 increase in income reflects the increase in average daily balances and the slight increase in portfolio yields.

     Income from short-term investments amounted to $114,000 for the three month period ended March 31, 1998. This compares to $86,000 for the same period in 1997. This increase is the result of higher balances being maintained in short-term instruments plus a 29 basis point increase in the average daily tax equivalent yield during the first three months of 1998, as compared to the similar period in 1997.

     Total interest expense increased $1,942,000 or 30.3 percent to $8,356,000 for the three month period ended March 31, 1998, from $6,414,000 for the three month period ended March 31, 1997. This is a result of the overall growth of deposits (including growth in existing offices and growth resulting from acquisitions), the change in the deposit mix and the trust preferred securities issued during 1997. On an average daily basis, total deposits (including demand deposits) increased 30.3 percent for the three month period ended March 31, 1998, as compared to the similar period ended March 31, 1997. When comparing these same periods, the average daily balances of the demand deposit accounts increased $18,071,000, while the average daily balances of savings and transaction accounts increased $9,638,000 and $9,157,000, respectively. The average daily balance of time deposits, which pay a higher rate of interest as compared to demand deposit and transaction accounts, increased $111,906,000. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 24.6 percent for the three month period ended March 31, 1998, as compared to the three month period ended March 31, 1997. The Company's daily cost of funds during the three month period ended March 31, 1998, increased 19 basis points, as compared to the same period of 1997. The Company's daily cost of funds also reflects the impact of 9 percent trust preferred securities issued in August, 1997. The interest related to these securities is included in interest expense on long-term debt.

     The net effect of all factors affecting total interest and dividend income and total interest expense was to increase net interest income. For the three month period ended March 31, 1998, net interest income totaled $6,590,000, an increase of 10.1 percent or $604,000 over the first three months of 1997.

     The variation in net interest income reflects both local and national economic conditions, local competition and the ALCO's efforts to manage the interest margin and asset growth.

Provision for Loan Losses

     It is the policy of the Company to maintain the allowance for loan losses at a level that is deemed appropriate based upon loan loss experience, the nature of the portfolio, the growth expected for the portfolio and the evaluation of the economic outlook for the current year and subsequent years. Special consideration is given to nonperforming and nonaccrual loans as well as factors that management feel deserve recognition during the entire life of the portfolio. The Company maintains a quarterly loan review program designed to provide reasonable assurance that the allowance is maintained at an appropriate level and that changes in the status of loans are reflected in the financial statements in a timely manner. The adherence to this policy may result in fluctuations in the provision for loan losses. Consequently, the increase in net interest income before provision for loan losses, discussed above, may not necessarily flow through to the net interest income after provision for loan losses.

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

     Given this methodology for determining the adequacy of the loan loss reserve, the provision for loan losses was higher in 1998, as compared to 1997. The provision amounted to $120,000 for the three month period ended March 31, 1998, and $60,000 for the three month period ended March 31, 1997. These provisions reflect the modest levels of past due accruing loans (90 days or more) and nonaccrual loans over the same periods. These levels of non-performing loans reflect both the general economic conditions that have promoted growth and expansion in the Company's trade area during the last several years, and a credit risk management strategy that promotes diversification.

     Loans delinquent 30 days or more included in the accompanying financial statements as accrual loans as of March 31, 1998, totaled approximately $1,552,000. At March 31, 1998, there were loans totaling $914,000 on nonaccrual. At December 31, 1997, there were $2,870,000 in loans delinquent 30 days or more included as accruing loans in the financial statements and $1,058,000 in nonaccrual loans.

     At March 31, 1998, 53.5 percent of the Company's allowance for loan losses was classified as unallocated as compared to 57.7 percent classified as unallocated at December 31, 1997. To a large extent, this reflects the growth in total loans with the concentration of growth in the commercial loan portfolio. With the commercial loan growth and the expansion into new markets, management believes that it is prudent to continue to provide for loan losses, due to the inherent credit risk involved with the commercial loan portfolio.

     As part of the loan review process, management also reviews all loans classified as `special mention' or below, as well as other loans that might warrant application of SFAS No. 114 and SFAS No. 118, `Accounting by Creditors for Impairment of a Loan'. As of March 31, 1998, no loans were considered impaired.

                          (Intentionally left blank)

     Following is a summary of the loan loss experience for the three months ending March 31, 1998, and the year ending December 31, 1997.

                                                   March 31,      December 31,
                                                     1998             1997
                                                -------------    -------------
                                                       (in thousands)

Amount of loans outstanding                     $     470,642    $     458,634
                                                -------------    -------------
Average daily loans outstanding for the
  period                                        $     463,281    $     414,033
                                                -------------    -------------
Allowance for loan losses at the
  beginning of the period                       $       5,308    $       5,306

Charge-offs
 Commercial                                                 9               99
 Real estate                                                0               33
 Installment                                               88              190
 Credit card and personal lines of credit                  21               37
                                                -------------    -------------
    Total charge-offs                                     118              359

Recoveries
 Commercial                                                17               18
 Real estate                                                0                0
 Installment                                               16               66
 Credit card and personal lines of credit                   2                8
                                                -------------    -------------
    Total recoveries                                       35               92
                                                -------------    -------------
Net charge-offs (recoveries)                               83              267

Provision charged to expense                              120              269
                                                -------------    -------------
Allowance for loan losses at the end of
 the period                                     $       5,345    $       5,308
                                                =============    =============

Ratio of annualized net charge-offs during the period to average daily loans during the period:
 Commercial                                           (0.01)%           0.02 %
 Real estate                                           0.00 %           0.01 %
 Installment                                           0.06 %           0.03 %
 Credit card and personal credit lines                 0.02 %           0.01 %
                                                -------------    -------------
 Total                                                 0.07 %           0.07 %
                                                =============    =============

     Net interest income after provision for loan losses totaled $6,470,000 for the three month period ended March 31, 1998. This represents an increase of 9.2 percent over the same period ended March 31, 1997.

Noninterest Income

     Total noninterest income increased $841,000 or 52.6 percent to $2,440,000 for the three month period ended March 31, 1998, from $1,599,000 recorded for the three month period ended March 31, 1997.

     Trust fees decreased $44,000 or 12.3 percent to $315,000 for the three month period ended March 31, 1998, as compared to $359,000 for the first three months of 1997. Fee increases were recorded in bond issue fees and testamentary trust fees with decreases in living trust fees and employee benefit plan fees.

     Service charges on deposit accounts increased 20.0 percent or $148,000 during the three month period ended March 31, 1998, totaling $887,000, as compared to the same period in 1997. Increases in fees on the LCB Club account (the Company's low cost checking account service), business checking account fees and overdraft fees comprised the majority of the increase.

     Other income (net) consists of normal recurring fee income, as well as other income that management classifies as nonrecurring. Other income (net) increased 104.0 percent or $413,000 to $810,000 for the three month period ended March 31, 1998, as compared to the same period in 1997. Significant increases were in discount brokerage income, and ATM fees. In addition to these increases, a gain on the sale of fixed assets of approximately $63,000 was recorded in other income for the sale of the office on North Main Street, Columbia City, Indiana. In December, 1997, an office was acquired at 601 Countryside Drive, Columbia City, as one of the six offices acquired from Key Bank. The decision was to consolidate the offices in that city and sell the office on North Main Street. This sale was accomplished during the first quarter of 1998.

     The profits from the sale of mortgages during the three month period ended March 31, 1998, totaled $175,000, as compared to $104,000 during the same period in 1997. This increase over the prior period is a reflection of the increase in the volume of mortgages sold during the first three months of 1998 as compared to the first three months of 1997. During the first three months of 1998 mortgages totaling $9,967,000 were sold on the secondary market and during the first three months of 1997 mortgages totaling $5,045,000 were sold.

     For the three month period ended March 31, 1998, there were gains on sales of securities totaling $253,000 as compared to no security gains or losses for the three month period ended March 31, 1997. The security gains in the first three months of 1998 were the result of sales of securities from the available-for-sale portfolio.

Noninterest Expense

     Noninterest expense increased $1,378,000 or 29.6 percent to $6,034,000 for the three month period ended March 31, 1998, as compared to $4,656,000 for the first three months of 1997.

     For the three months ended March 31, 1998, salaries and employee benefits increased to $3,299,000, a $759,000 increase or 29.9 percent as compared to the first three months of 1997. These increases reflect staffing of the eight offices opened during 1997, the two offices opened during the first quarter of 1998, as well as normal salary increases. Total employees increased to 454 at March 31, 1998, from 375 at March 31, 1997.

     For the three month period ended March 31, 1998, occupancy and equipment expenses were $878,000, a $95,000 increase or 12.1 percent from the same period one year ago. This three month performance reflects the ordinary timing differences incurred with these types of expenses, as well as additional occupancy expense related to the new locations added. These expenses are expected to continue to increase in 1998 with the Company's continued growth and expansion.

     For the three month period ended March 31, 1998, other expenses totaled $1,857,000 as compared to $1,333,000 during the same period in 1997. This is an increase of 39.3 percent or $524,000. Increases were recorded in business development expense, data processing expense, courier expense, amortization of intangible assets and telephone, supplies and postage expense. Business development expense increased $53,000 or 22.2 percent, data processing expense increased $55,000 or 18.6 percent, courier expense increased $37,000 or 87.4 percent, and telephone, supplies and postage increased $53,000 or 16.0 percent when comparing the first three months of 1998 to the same period of 1997. The amortization of intangible assets totaled $215,000 and related to the offices acquired during the fourth quarter of 1997 and the first quarter of 1998.

Income Before Income Tax Expense

     As a result of the above factors, income before income tax expense increased to $2,876,000 for the first three months of 1998, as compared to $2,869,000 for the same period in 1997. This is an increase of $7,000 or .2 percent.

Income Tax Expense

     Income tax expense decreased to $874,000 for the first three months of 1998, as compared to $1,042,000 for the same period in 1997. This is a $168,000 or 16.1 percent decrease. This decrease is a result of adjustments in deferred tax assets and additional municipal income.

     The combined State franchise tax expense and the Federal income tax expense as a percent of income before income tax expense decreased to 30.4 percent during the first three months of 1998, as compared to 36.3 percent during the same period in 1997. Currently the State franchise tax rate is 8.5 percent and is a deductible expense for computing Federal income tax.

Net Income

     As a result of all factors indicated above, net income increased to $2,002,000 for the first three months of 1998, an increase of $175,000 or 9.6 percent from the $1,827,000 recorded over the same period in 1997. Basic earnings per share for the first three months of 1998 were $.69 per share as compared to $.63 per share for the first three months of 1997.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                March 31, 1998


                          Part II - Other Information


         Item 4 - Submission of Matters to a Vote of Security Holders


     There were no submissions of matters to a vote by security holders during the quarter ended March 31, 1998.

     At the annual meeting of shareholders held on April 14, 1998, the shareholders voted on the re-election of the four Class A Directors and the following five proposals.

     1. Proposal to increase capital stock from 10,000,000 shares to 90,000,000 shares.

     2. Proposal to delete Director's residency requirement from the Articles of Incorporation.

     3. Proposal to delete super-majority voting from Article of Incorporation.

     4. Proposal to add consideration of community factors to Article of Incorporation.

     5. Proposal to approve Lakeland Financial Corporation 1997 Share Incentive Plan.

     All Class A Directors nominated for re-election received more than the required number of votes for approval and were therefore re-elected. All five proposals also received more than the required numbers of votes and were thereby approved.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                March 31, 1998


                          Part II - Other Information


                          Item 5 - Other Information

     Mr. J. Alan Morgan retired from the Board of Directors of Lakeland Financial Corporation and the Board of Directors of Lake City Bank. No successor was named.

     The Board of Directors announced Mr. Michael L. Kubacki is joining Lakeland Financial Corporation and Lake City Bank, and is expected to begin his duties in July, 1998. Mr. Kubacki has been appointed President of Lakeland Financial Corporation and President of Lake City Bank, succeeding Mr. R. Douglas Grant who continues to serve as Chairman and Chief Executive Office.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                March 31, 1998


                          Part II - Other Information


                   Item 6 - Exhibits and Reports on Form 8-K

     There were no reports on Form 8-K filed by the Registrant during the quarter ending March 31, 1998. A Form S-8 was filed by the Registrant on April 15, 1998.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                March 31, 1998

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



                                     LAKELAND FINANCIAL CORPORATION
                                     (Registrant)





Date: May 12, 1998                   R. Douglas Grant
                                     R. Douglas Grant - President




Date: May 12, 1998                   Terry M. White
                                     Terry M. White - Secretary/Treasurer