Form 10-Q
period 1998-06-30
LAKELAND FINANCIAL CORP
filed 1998-08-13
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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
                                YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                              Outstanding at June 30, 1998
Common Stock, $.25 Stated Value                         5,798,858



                                                              Part I

                                                   Item 1 - Financial Statements

                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                             As of June 30, 1998 and December 31, 1997
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)


                                                                                                         June 30,     December 31,
                                                                                                           1998           1997
                                                                                                       -----------    -----------
ASSETS
Cash and cash equivalents
  Cash and due from banks                                                                              $    47,024    $    45,317
  Short-term investments                                                                                       423          4,445
                                                                                                       -----------    -----------
    Total cash and cash equivalents                                                                         47,447         49,762

Securities available-for-sale
  U. S. Treasury securities                                                                                 23,595         29,286
  Mortgage-backed securities                                                                                57,044         53,409
  State and municipal securities                                                                             1,884          1,904
                                                                                                       -----------    -----------
    Total securities available-for-sale
      (carried at fair value)                                                                               82,523         84,599

Securities held-to-maturity
  U. S. Treasury securities                                                                                 16,147         21,170
  Mortgage-backed securities                                                                               166,595        118,964
  State and municipal securities                                                                            41,673         22,418
  Other debt securities                                                                                      3,189          1,007
                                                                                                       -----------    -----------
    Total securities held-to-maturity
      (fair value of $229,631 at
      June 30, 1998, and $166,079
      at December 31, 1997)                                                                                227,604        163,559

Real estate mortgages held-for-sale                                                                          4,384          1,516

Loans:
  Total loans                                                                                              487,322        458,634
  Less: Allowance for loan losses                                                                            5,382          5,308
                                                                                                       -----------    -----------
    Net loans                                                                                              481,940        453,326

Land, premises and equipment, net                                                                           25,277         23,108
Accrued income receivable                                                                                    5,311          4,915
Intangible assets                                                                                           12,611          9,649
Other assets                                                                                                 7,195          6,044
                                                                                                       -----------    -----------
      Total assets                                                                                     $   894,292    $   796,478
                                                                                                       ===========    ===========

                                                            (Continued)



                                                              Part I

                                                   Item 1 - Financial Statements

                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                             As of June 30, 1998 and December 31, 1997
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                                                         June 30,     December 31,
                                                                                                           1998           1997
                                                                                                       -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest bearing deposits                                                                         $   104,229    $    92,467
  Interest bearing deposits                                                                                591,942        520,525
                                                                                                       -----------    -----------
    Total deposits                                                                                         696,171        612,992

Short-term borrowings
  Federal funds purchased                                                                                    2,500         14,650
  U.S. Treasury demand notes                                                                                 4,000          4,000
  Securities sold under agreements
    to repurchase                                                                                           89,741         65,467
                                                                                                       -----------    -----------
    Total short-term borrowings                                                                             96,241         84,117

Accrued expenses payable                                                                                     5,226          5,040
Other liabilities                                                                                            1,240          1,495
Long-term debt                                                                                              25,401         25,367
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                                                         19,224         19,211
                                                                                                       -----------    -----------
    Total liabilities                                                                                      843,503        748,222

Commitments, off-balance sheet risks
  and contingencies

STOCKHOLDERS' EQUITY
Common stock: $.25 stated value, 90,000,000
  shares authorized, 5,813,984 shares issued
  and 5,798,858 outstanding as of June 30,
  1998, and 5,813,984 shares issued and
  5,803,232 outstanding at December 31, 1997                                                                 1,453          1,453
Additional paid-in capital                                                                                   8,537          8,537
Retained earnings                                                                                           40,845         37,766
Unrealized net gain (loss) on securities
  available-for-sale                                                                                           243            685
Treasury stock, at cost                                                                                       (289)          (185)
                                                                                                       -----------    -----------
    Total stockholders' equity                                                                              50,789         48,256
                                                                                                       -----------    -----------

      Total liabilities and stockholders' equity                                                       $   894,292    $   796,478
                                                                                                       ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.






                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                 For the Three Months and Six Months Ended June 30, 1998, and 1997
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 1 of 2)


                                                                             Three Months Ended             Six Months Ended
                                                                                   June 30,                     June 30,
                                                                         --------------------------    --------------------------
                                                                             1998          1997           1998           1997
                                                                         -----------    -----------    -----------    -----------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans: Taxable                                      $    11,047    $     9,650    $    21,571    $    18,606
                            Tax exempt                                            50             57            101            115
                                                                         -----------    -----------    -----------    -----------
    Total loan income                                                         11,097          9,707         21,672         18,721
Short-term investments                                                           221             59            335            145

Securities:
  U.S. Treasury and government agency securities                                 707            789          1,479          1,552
  Mortgage-backed securities                                                   3,307          2,195          6,391          4,311
  State and municipal securities                                                 523            356            873            703
  Other debt securities                                                           49             74            100            148
                                                                         -----------    -----------    -----------    -----------
    Total interest and dividend income                                        15,904         13,180         30,850         25,580

INTEREST EXPENSE
----------------
Interest on deposits                                                           7,146          5,207         13,740         10,074
Interest on short-term borrowings                                              1,099          1,290          2,049          2,603
Interest on long-term debt                                                       792            335          1,604            569
                                                                         -----------    -----------    -----------    -----------
    Total interest expense                                                     9,037          6,832         17,393         13,246
                                                                         -----------    -----------    -----------    -----------
NET INTEREST INCOME                                                            6,867          6,348         13,457         12,334
-------------------
Provision for loan losses                                                        120             60            240            120
                                                                         -----------    -----------    -----------    -----------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                                      6,747          6,288         13,217         12,214
-------------------------                                                -----------    -----------    -----------    -----------

NONINTEREST INCOME
------------------
Trust fees                                                                       307            281            622            640
Service charges on deposit accounts                                              988            827          1,875          1,566
Other income (net)                                                               718            676          1,528          1,073
Net gains on the sale of real estate
  mortgages held-for-sale                                                        452            120            627            224
Net securities gains (losses)                                                    266            (18)           519            (18)
                                                                         -----------    -----------    -----------    -----------
    Total noninterest income                                                   2,731          1,886          5,171          3,485

                                                           (Continued)



                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                 For the Three Months and Six Months Ended June 30, 1998, and 1997
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 2 of 2)


                                                                             Three Months Ended             Six Months Ended
                                                                                  June 30,                      June 30,
                                                                         --------------------------    --------------------------
                                                                             1998           1997           1998           1997
                                                                         -----------    -----------    -----------    -----------
NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                                                 3,340          2,721          6,639          5,261
Occupancy and equipment expense                                                  942            774          1,820          1,557
Other expense                                                                  2,196          1,330          4,053          2,663
                                                                         -----------    -----------    -----------    -----------
    Total noninterest expense                                                  6,478          4,825         12,512          9,481

INCOME BEFORE INCOME TAX EXPENSE                                               3,000          3,349          5,876          6,218
--------------------------------

Income tax expense                                                               965          1,149          1,839          2,191
                                                                         -----------    -----------    -----------    -----------

NET INCOME                                                               $     2,035    $     2,200    $     4,037    $     4,027
----------                                                               ===========    ===========    ===========    ===========

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                                 5,813,984      5,810,873      5,813,984      5,812,437

BASIC EARNINGS PER COMMON SHARE                                          $      0.35    $      0.38    $      0.69    $      0.69
-------------------------------                                          ===========    ===========    ===========    ===========

DILUTED EARNINGS PER COMMON SHARE                                        $      0.35    $      0.38    $      0.69    $      0.69
---------------------------------                                        ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.



                                                   LAKELAND FINANCIAL CORPORATION
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          For the Six Months Ended June 30, 1998 and 1997
                                                           (in thousands)

                                                            (unaudited)

                                                                                        For the Six Months Ended
                                                                                                June 30,
                                                                         -------------------------------------------------------
                                                                                     1998                         1997
                                                                         -------------------------     -------------------------
Common Stock
  Balance at beginning of the period                                     $     1,453                   $     1,448
  Issued 10,000 shares of previously
    authorized, unissued stock                                                     0                             5
                                                                         -----------                   -----------
  Balance at end of the period                                                 1,453                         1,453

Paid-in Capital
  Balance at beginning of the period                                           8,537                         8,232
  Issued 10,000 shares of previously
    authorized, unissued stock                                                     0                           305
                                                                         -----------                   -----------
  Balance at end of the period                                                 8,537                         8,537

Retained Earnings
  Balance at beginning of the period                                          37,766                        31,967
  Net Income                                                                   4,037    $     4,037          4,027    $     4,027
  Cash dividends declared ($.165 and $.15
    per share)                                                                  (958)                         (872)
                                                                         -----------                   -----------
  Balance at end of the period                                                40,845                        35,122

Accumulated Other Comprehensive Income
  Balance at beginning of the period                                             685                           396
  Unrealized gain (loss) on available-for-
    sale securities arising during the period                                   (128)                          (26)
  Reclassification adjustments for
    accumulated gains (losses) included
    in net income                                                               (314)                            0
                                                                         -----------                   -----------
  Other comprehensive income
    (net of taxes $290 and $17)                                                 (442)          (442)           (26)           (26)
                                                                         -----------    -----------    -----------    -----------
  Total comprehensive income                                                            $     3,595                   $     4,001
  Balance at end of the period                                                   243    ===========            370    ===========

Treasury Stock
  Balance at beginning of the period                                            (185)                            0
  Acquisition of treasury stock                                                 (104)                         (143)
                                                                         -----------                   -----------
  Balance at end of the period                                                  (289)                         (143)
                                                                         -----------                   -----------
Total Stockholders' Equity                                               $    50,789                   $    45,339
                                                                         ===========                   ===========

The accompanying notes are an integral part of these consolidated financial statements.



                                                               Part I

                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Six Months Ended June 30, 1998 and 1997
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)

                                                                                                           1998           1997
                                                                                                       -----------    -----------
Cash flows from operating activities:
  Net income                                                                                           $     4,037    $     4,027
                                                                                                       -----------    -----------
Adjustments to reconcile net income to net cash from operating activites:

  Depreciation                                                                                                 806            668
  Provision for loan losses                                                                                    240            120
  Amortization of intangible assets                                                                            468              0
  Loans originated for sale                                                                                (33,829)       (12,105)
  Net (gain) loss on sale of loans                                                                            (627)          (224)
  Proceeds from sale of loans                                                                               31,588         12,298
  Net (gain) loss on sale of premises and equipment                                                             22              4
  Net (gain) loss on sale of securities available-for-sale                                                    (520)             0
  Net (gain) loss on calls of securities held-to-maturity                                                        1             18
  Net securities amortization (accretion)                                                                      428             17
  Increase (decrease) in taxes payable                                                                         417            466
  (Increase) decrease in income receivable                                                                    (396)          (183)
  Increase (decrease) in accrued expenses payable                                                             (329)           (63)
  (Increase) decrease in other assets                                                                       (1,609)          (266)
  Increase (decrease) in other liabilities                                                                    (287)           (70)
                                                                                                       -----------    -----------
    Total adjustments                                                                                       (3,627)           680
                                                                                                       -----------    -----------
Net cash from operating activities                                                                             410          4,707
                                                                                                       -----------    -----------
  Cash flows from investing activities:
  Proceeds from maturities and calls of securities held-to-maturity                                         30,267          5,648
  Proceeds from maturities and calls of securities available-for-sale                                       10,773         19,091
  Proceeds from sales of securities available-for-sale                                                      19,434              0
  Purchases of securities available-for-sale                                                               (28,426)       (16,963)
  Purchases of securities held-to-maturity                                                                 (94,657)       (13,108)
  Net (increase) decrease in total loans                                                                   (28,840)       (30,510)
  Purchases of land, premises and equipment                                                                 (1,370)        (2,262)
  Net proceeds from acquisitions                                                                            30,020              0
                                                                                                       -----------    -----------
    Net cash from investing activities                                                                     (62,799)       (38,104)
                                                                                                       -----------    -----------
                                                            (Continued)




                                                               Part I

                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Six Months Ended June 30, 1998 and 1997
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                                                           1998           1997
                                                                                                       -----------    -----------
Cash flows from financing activities:
  Net increase (decrease) in total deposits                                                            $    48,978    $    29,445
  Proceeds from short-term borrowings                                                                      393,311        467,972
  Payments on short-term borrowings                                                                       (381,187)      (471,649)
  Proceeds from long-term borrowings                                                                            50         10,000
  Payments on long-term borrowings                                                                             (16)        (8,148)
  Dividends paid                                                                                              (958)          (872)
  Proceeds from sale of common stock                                                                             0            310
  Purchase of treasury stock                                                                                  (104)          (143)
                                                                                                       -----------    -----------
    Net cash from financing activities                                                                      60,074         26,915
                                                                                                       -----------    -----------
  Net increase (decrease) in cash and cash equivalents                                                      (2,315)        (6,482)

Cash and cash equivalents at beginning of the period                                                        49,762         44,879
                                                                                                       -----------    -----------
Cash and cash equivalents at end of the period                                                         $    47,447    $    38,397
                                                                                                       ===========    ===========
Cash paid during the period for:
  Interest                                                                                             $    17,001    $    13,097
                                                                                                       ===========    ===========
  Income taxes                                                                                         $     1,711    $     1,743
                                                                                                       ===========    ===========

Loans transferred to other real estate                                                                 $        52    $       167
                                                                                                       ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.


                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998

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

     Lakeland Trust is treated for financial reporting purposes as a subsidiary of the Company and, accordingly, the accounts of Lakeland Trust are included in the consolidated financial statements of the Company. The Preferred Securities issued by Lakeland Trust are presented as a separate line item as long-term debt in the consolidated balance sheets of the Company under the caption "Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures" and the Company records distributions payable on the Preferred Securities as an expense in its consolidated statements of income.

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

NOTE 2.  EARNINGS PER SHARE

     Basic earnings per common share is based upon weighted-average common shares outstanding. Diluted earnings per common share shows the dilutive effect of additional common shares issueable.

     The average common shares outstanding and the net income per share for the three months and six months ended June 30, 1998, reflect a two-for-one stock split. The record date for the stock split was April 30, 1998, and the new shares were issued May 15, 1998. The common shares outstanding for the Stockholders' Equity section of the Balance Sheet reflect the acquisition 15,126 shares of Lakeland Financial Corporation common stock to offset a liability for a directors' deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic earnings per share and diluted earnings per share.

                          (Intentionally left blank)

     A reconciliation of the numerators and denominators of the basic earnings per common share and the diluted earnings per common share for the periods ended June 30, 1998 and 1997 is presented below. All dollar amounts other than earnings per share are in thousands.

                                   For the three months   For the six months
                                       ended June 30,        ended June 30,
                                   --------------------  --------------------
                                      1998       1997       1998       1997
                                   ---------  ---------  ---------  ---------
Basic earnings per common
  share
  Net income available to
    common shareholders            $   2,035  $   2,200  $   4,037  $   4,027

  Weighted-average common
     shares outstanding            5,813,984  5,810,873  5,813,984  5,812,437

    Basic earnings per
      common share                 $     .35  $     .38  $     .69  $     .69

Earnings per common share
   assuming dilution

  Net income available to
    common shareholders            $   2,035  $   2,200  $   4,037  $   4,027

  Weighted-average common
    shares outstanding             5,813,984  5,810,873  5,813,984  5,812,437

  Add: dilutive effects
    of exercises of stock
    options                            1,513          0      1,513          0

  Weighted-average common
    and diluted potential
    common shares
    outstanding                    5,815,497  5,810,873  5,815,497  5,812,437

    Diluted earnings per
      common share                 $     .35  $     .38  $     .69  $     .69

NOTE 3.  STOCK OPTIONS

     At the annual meeting of shareholders on April 14, 1998, the shareholders approved the Lakeland Financial Corporation 1997 Share Incentive Plan. This plan reserves 600,000 shares of Lakeland Financial Corporation common stock for which Incentive Share Options (ISO) and Non-Qualified Share Options (NQSO) may be granted to employees of Lakeland Financial Corporation and its subsidiaries, and members of the Board of Directors of Lakeland Financial Corporation. The majority of options granted under this plan were issued for 10-year periods with full vesting five years from the date the option was granted. Of the options granted on 5/12/98 with an exercise price of $27.50, 6,000 options vest in three years, 6,000 options vest in four years, and 950 options vest in five years. Information about options granted follows:

                         Number               Risk-       Stock        Fair
                           of      Exercise    Free       Price      Value of
                        Options     Price      Rate     Volatility    Grants
                       ---------  ---------  ---------  ----------  ---------
Outstanding 1/1/98             0

Granted 4/14/98          153,870  $   24.38      5.60%      4.48%   $   4.40
Granted 5/12/98           12,950      27.50      5.65%      5.11%       5.23
Granted 5/12/98            8,325      28.00      5.65%      5.11%       4.85
Granted 6/30/98           20,000      23.00      5.38%      5.37%       3.88

Exercised                      0

Outstanding 6/30/98      195,145

     The fair values of the options were estimated using an expected life of 5 years and expected dividends of $.09 per quarter. There were no options exerciseable as of June 30, 1998.

     The Company accounts for the stock options under APB 25. Statement of Financial Accounting Standards (SFAS) No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based compensation. The following pro forma information presents net income, basic earnings per common share and diluted earnings per common share had the fair value method been used to measure compensation cost for stock option plans. No compensation cost was actually recognized for stock options in 1998 or 1997.


                          (Intentionally left blank)

                                  For the three months     For the six months
                                     ended June 30,          ended June 30,
                                 ---------------------   ---------------------
                                    1998        1997        1998        1997
                                 ---------   ---------   ---------   ---------
Net income as reported           $   2,035   $   2,200   $   4,037   $   4,027
Pro forma net income             $   1,999   $   2,200   $   4,001   $   4,027

Basic earnings per common
  share as reported              $     .35   $     .38   $     .69   $     .69
Diluted earnings per
  common share as reported       $     .35   $     .38   $     .69   $     .69

Pro forma basic earnings
  per common share               $     .34   $     .38   $     .69   $     .69
Pro forma diluted earnings
  per common share               $     .34   $     .38   $     .69   $     .69


NOTE 4. NEW ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, on June 16, 1998. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. It may be adopted early, but no retroactive treatment is allowed. All derivatives, including those imbedded in other contracts, should be recognized in the balance sheet at fair value. Changes in fair values run through the income statement except for designated hedges which are handled in various ways depending on the hedge. Management of the Company is presently evaluating the applicability of SFAS No. 133 to the financial statements.

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                                 June 30, 1998

FINANCIAL CONDITION

     The financial statements reflect the Company's continued growth within traditional markets and expansion into new market areas.

     Total assets of the Company were $894,292,000 as of June 30, 1998. This is an increase of $97,814,000 or 12.3 percent from $796,478,000 reported at December 31, 1997. Total loans were $487,322,000 at June 30, 1998. This is an increase of $28,688,000 or 6.3 percent from the December 31, 1997 balance. Total securities (including available-for-sale (AFS) and held-to-maturity
(HTM) increased $61,969,000 or 25.0 percent to $310,127,000 as of June 30,
1998, from $248,158,000 at December 31, 1997. Earning assets increased to $796,874,000 at June 30, 1998. This is an increase of $89,429,000 or 12.6 percent from the December 31, 1997, total of $707,445,000.

     Total deposits and securities sold under agreements to repurchase (repurchase agreements) consist primarily of funds generated within the Company's primary market area as defined by its Community Reinvestment Act
(CRA) statement. At June 30, 1998, these funds totaled $785,912,000. This represented a $107,453,000 or 15.8 percent increase from December 31, 1997. The growth has been primarily in certificates of deposit which increased $65,312,000 or 16.6 percent from the balance at December 31, 1997, and repurchase agreements which increased $24,274,000 or 37.1 percent. The repurchase agreements are a combination of fixed rate contracts and cash management accounts, a variable rate repurchase agreement product. Savings accounts plus interest-bearing demand accounts increased $6,105,000, or 4.8 percent from the balances at December 31, 1997, and noninterest-bearing demand accounts increased $11,762,000, or 12.7 percent for the same time period. The assumption of deposits of the Peru and Greentown offices of National City Bank in February, 1998, added approximately $2 million of demand deposits, $2 million of savings deposits and $30 million of time deposits on the date of acquisition.

     In addition to these local funding sources, the Company borrows modestly through the Treasury, Tax and Loan program, occasionally through federal fund lines with correspondent banks and through term advances from the Federal Home Loan Bank of Indianapolis (FHLB). Including these non-local sources, funding totaled $817,813,000 at June 30, 1998. This is a $95,337,000 or 13.2 percent increase from $722,476,000 reported at December 31, 1997.

     On an average daily basis, total earning assets increased 26.7 percent and 24.1 percent for the three-month period and the six-month period ended June 30, 1998, as compared to similar periods ended June 30, 1997. On an average daily basis, total deposits and purchased funds increased 30.3 percent and 27.5 percent for the three-month period and six-month period ended June 30, 1998, as compared to the three-month period and six-month period ended June 30, 1997.

     The Company's investment portfolio consists of U.S. Treasuries, agencies, mortgage-backed securities, municipal bonds, and corporates. During 1998, new investments have been primarily U.S. Treasuries, municipal bonds and mortgage-backed securities. At June 30, 1998, and December 31, 1997, the Company's investment in mortgage-backed securities comprised approximately
72.1 and 69.5 percent of the total securities and consisted mainly of CMO's and mortgage pools issued by GNMA, FNMA and FHLMC. As such, these securities are backed directly or indirectly by the Federal Government. The Company uses Bloomberg analytics to evaluate and monitor all purchases. At June 30, 1998, the mortgage-backed securities in the HTM portfolio had a three year average life, with a potential for approximately 11 percent price depreciation should rates increase 300 basis points and approximately 6 percent price appreciation should rates decrease 300 basis points. The mortgage-backed securities in the AFS portfolio had a one and one-half year average life and a potential for approximately 6 percent price depreciation should rates move up 300 basis points and approximately 2 percent price appreciation should rates move down 300 basis points. As of June 30, 1998, all mortgage-backed securities are performing in a manner consistent with management's original expectations.

     The Company's AFS portfolio is managed with consideration given to factors such as the Company's capital levels, growth prospects, asset/liability structure and liquidity needs. At June 30, 1998, the AFS portfolio constituted 26.6 percent of the total security portfolio. During the first six months of 1998, purchases for the AFS and HTM portfolios were $28,426,000 and $94,657,000 and sales from the AFS portfolio totaled $18,914,000. The securities sold from the AFS portfolio were primarily CMO's and were part of a restructuring relating to the recent branch acquisitions. At June 30, 1998, the net after-tax unrealized gain in the AFS portfolio included in stockholders' equity was $243,000, a decrease of $442,000 from the unrealized gain included in stockholders' equity at December 31, 1997. Future investment activity is difficult to predict, as it is dependent upon loan and deposit trends.

     As previously indicated, total loans increased $28,688,000 to $487,322,000 as of June 30, 1998, from $458,634,000 at December 31, 1997. Loan growth is net of loans reclassified to other real estate and loans sold. The Company continues to experience good loan demand. Commercial loans at June 30, 1998, increased 9.0 percent from the level at December 31, 1997. Retail loans at June 30, 1998, increased 5.2 percent from December 31, 1997. Real estate loans (excluding mortgages held-for-sale) decreased 3.4 percent from December 31, 1997. The balances in the real estate loan portfolio are impacted by the sale of real estate mortgages in the secondary market and the level of refinance and new mortgage activity in the existing rate environment.

     The Company had 61.1 percent of its loans concentrated in commercial loans at June 30, 1998, and 59.5 percent at December 31, 1997. Traditionally, this type of lending may have more credit risk than other types of lending. This is attributed to the fact that individual commercial loans are generally larger than residential real estate and retail loans, and because the type of borrower and purpose of commercial loans are not as homogeneous as with residential and retail customers. The Company manages this risk by pricing to the perceived risk of each individual credit, and by diversifying the portfolio by customer, product, industry and geography. Customer diversification is accomplished through an administrative loan limit of $7,500,000. Product diversification is accomplished by offering a wide variety of financing options. Management reviews the loan portfolio to ensure loans are diversified by industry. The loan portfolios are distributed throughout the Company's principal trade area, which encompasses fourteen counties in Indiana. Other than loans disclosed elsewhere in this filing as past-due, impaired, nonaccrual or restructured, the Company is not aware of any loans classified for regulatory purposes at June 30, 1998, that are expected to have a material impact on the Company's future operating results, liquidity or capital resources. The Company is not aware of any material credits in which there is serious doubt as to the borrower's ability to comply with the loan repayment terms, other than those disclosed as past due, impaired, nonaccrual or restructured.

     The Company continues to actively serve the mortgage needs of its CRA defined market area by originating both conforming and nonconforming real estate mortgages. During the first six months of 1998, the Company originated mortgages for sale totaling $33,807,000 as compared to $10,605,000 during the first six months of 1997. This program of mortgage sales continues to produce the liquidity needed to meet the mortgage needs of the markets served by the Company, and to generate a long-term servicing portfolio. As a part of the CRA commitment to making real estate financing available in all markets, the Company continues to originate non-conforming loans that are held to maturity or prepayment.

     Loans renegotiated as troubled debt restructuring are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the original terms of the loan. Loans renegotiated as troubled debt restructurings totaled $1,327,000 at June 30, 1998, as compared to $1,377,000 at December 31, 1997. The loans classified as troubled debt restructurings at June 30, 1998, are performing in accordance with the modified terms.

     Based upon state banking regulations, the Company's June 30, 1998 legal loan limit was approximately $9,304,000. The legal loan limit will continue to increase as the Company's combined equity and allowance for loan losses continues to increase. At its January 13, 1998 meeting, the Company's Board of Directors increased the Company's policy limit to $7,500,000 for any one borrower.

     For the first six months of 1998, deposits have been increasing faster than loans, partially due to the approximately $34,000,000 in deposits assumed in acquisitions during the first quarter of 1998. The increase in loans is also affected by the sale of mortgage loans in the secondary market as discussed earlier. Demand accounts, which are noninterest-bearing, have increased $11,762,000 during the first six months of 1998, and other transaction accounts have increased $6,105,000 during the same period. During this period there has been a significant increase in time deposits which increased $65,312,000 or 16.6 percent. Approximately $30 million of time deposits were assumed in the acquisitions in February, 1998. During this six-month period, loans increased $28,688,000 or 6.3 percent. As a result of these loan and deposit trends, the Company's average daily loans/deposits ratio amounted to 68.9 percent at June 30, 1998, which is a decrease from 77.2 percent at year-end 1997. The Company's average daily loans/total deposits and repurchase agreements ratio amounted to 65.4 percent at June 30, 1998. This is a decrease from 72.8 percent at year-end 1997.

     The Company's primary market risk exposure is interest rate risk. The Company does not have a material exposure to foreign currency exchange risk, does not own any derivative financial instruments and does not maintain a trading portfolio. The Company, through its Asset/Liability Committee (ALCO), manages interest rate risk by monitoring both its GAP position and the computer simulated earnings impact of various rate scenarios. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit ALCO needs. The current long-term guideline approved by the Board of Directors defines a neutral rate sensitivity ratio (GAP/Total Assets) as plus or minus 20 percent. However, the ALCO is authorized to manage this ratio outside these limits on a short-term basis, as the committee's expectation of interest rates dictates. Management has estimated that as of June 30, 1998, the Company's GAP/Total Assets ratios were (9.6) percent, (11.0) percent, and (12.8) percent for the three, six, and twelve-month time periods. For this analysis, savings accounts have been assumed to be repriceable beyond twelve months, and therefore are not included as repriceable liabilities in each of these ratios. The December 31, 1997, three, six, and twelve-month GAP ratios were (6.3) percent, (7.3) percent, and (9.6) percent.

     Management supplements the GAP analysis with a computer simulation approach to manage the interest rate risk of the Company. This computer simulation analysis measures the net interest income impact of a 300 basis point change in interest rates during the next 12 months. If the change in net interest income is less than 3 percent of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At June 30, 1998, the Company's potential pretax exposure was within the Company's policy limit. This policy was last reviewed and approved by the Board of Directors in May, 1998.

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

                          (Intentionally left blank)



                                                QUANTITATIVE MARKET RISK DISCLOSURE

                                                           Principal/Notional Amount Maturing in:
                                                                    (Dollars in thousands)

                                                                                                                        Fair
                                                                                                                        Value
                                          Year 1     Year 2     Year 3     Year 4     Year 5   Thereafter    Total     6/30/98
                                        ---------  ---------  ---------  ---------  ---------  ----------  ---------  ---------
Rate sensitive assets:
  Fixed interest rate loans             $  81,362  $  39,097  $  31,920  $  18,541  $  17,267  $  17,644   $ 205,831  $ 207,569
  Average interest rate                      8.94%      9.23%      8.95%      8.86%      8.70%      8.08%       8.90%
  Variable interest rate loans          $ 235,197  $   2,248  $   2,033  $   1,825  $   1,659  $  42,913   $ 285,875  $ 286,484
  Average interest rate                      9.26%      9.43%      9.33%      9.28%      9.16%      8.33%       9.04%
  Fixed interest rate securities        $  77,120  $  63,967  $  45,405  $  34,751  $  15,062  $  67,278   $ 303,583  $ 316,820
  Average interest rate                      6.69%      6.64%      6.81%      6.64%      6.81%      5.99%       6.54%
  Variable interest rate securities     $   1,256  $     925  $     764  $     630  $     518  $   2,040   $   6,133  $   6,135
  Average interest rate                      5.46%      5.05%      5.05%      5.06%      5.06%      5.08%       5.15%
  Other interest-bearing assets         $     423  $       0  $       0  $       0  $       0  $       0   $     423  $     423
  Average interest rate                      6.46%                                                              6.46%
Rate sensitive liabilities:
  Non-interest bearing checking         $   5,410  $   4,836  $     876  $     834  $   1,219  $  91,054   $ 104,229  $ 104,229
  Average interest rate
  Savings & interest bearing checking   $  10,135  $   9,151  $   8,127  $   7,382  $   5,919  $  92,295   $ 133,009  $ 133,009
  Average interest rate                      2.36%      2.36%      2.36%      2.36%      2.36%      2.36%       2.36%
  Time deposits                         $ 354,969  $  65,989  $  18,027  $   8,813  $   5,598  $   5,537   $ 458,933  $ 459,353
  Average interest rate                      5.41%      5.81%      5.71%      6.19%      5.81%      5.98%       5.47%
  Fixed interest rate borrowings        $ 101,091  $   8,450  $     700  $       0  $   1,300  $  19,325   $ 130,866  $ 132,523
  Average interest rate                      5.12%      6.14%      6.00%                 6.15%      9.00%       5.76%
  Variable interest rate borrowings     $  10,000  $       0  $       0  $       0  $       0  $       0   $  10,000  $  10,000
  Average interest rate                      5.65%                                                              5.65%


     The Company is a member of the FHLB of Indianapolis. Membership has enabled the Company to participate in the housing programs sponsored by the FHLB, thereby enhancing the Company's ability to offer additional programs throughout its trade area. The Board of Directors of the Company passed a resolution authorizing the Company to borrow up to $50 million under the FHLB program. As of June 30, 1998, the borrowings from the FHLB totaled $25,350,000 with $4,000,000 due December 7, 1998, $10,000,000 due December 28, 1998,
$10,000,000 due April 27, 1999, $1,300,000 due June 24, 2003, and $50,000 with annual payments maturing on January 15, 2018. All borrowings are collateralized by residential real estate mortgages. Membership in the FHLB requires an equity investment in FHLB stock. The amount required is computed annually, and is based upon a formula which considers the Company's total investment in residential real estate loans, mortgage-backed securities and any FHLB advances outstanding at year-end. The Company's investment in FHLB stock at June 30, 1998, was $2,844,000.

     The Federal Deposit Insurance Corporation's (FDIC) risk based capital regulations require that all banks maintain an 8.0 percent total risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0 percent Tier I leverage capital ratio, a 6.0 percent Tier I risk based capital ratio and a 10.0 percent total risk based capital ratio. As of June 30, 1998, the Company's ratios were 6.2 percent, 9.9 percent and 11.5 percent, excluding the SFAS No. 115 adjustment. The ratios reported at December 31, 1997 were 7.4 percent, 10.6 percent and 12.4 percent and ratios reported at June 30, 1997 were 6.5 percent, 10.0 percent and 11.2 percent. The June 30, 1998 and December 31, 1997 ratios include the maximum amount of the trust preferred securities allowed by regulations. Current regulations limit the amount of trust preferred securities included in Tier I capital to the greater of the amount of the trust preferred securities or 25 percent of the total Tier I capital. All ratios continue to be above "well capitalized" levels.

     In June, 1998, the Company was examined by the Indiana Department of Financial Institutions (DFI) and the FDIC as of March 31, 1998. Management is not aware of any regulatory recommendations that if implemented would have a material effect on liquidity, capital or results of operations.

     Total stockholders' equity increased $2,533,000 or 5.2 percent from December 31, 1997, to $50,789,000 at June 30, 1998. Net income of $4,037,000, less dividends of $958,000, less the decrease in the accumulated other comprehensive income of $442,000, less $104,000 for the cost of treasury stock acquired comprise this increase.

     Total Company assets have grown from $379,391,000 at June 30, 1993, to $894,292,000 at June 30, 1998. This is an increase of $514,901,000 or 135.7 percent which equates to an 18.7 percent rate of growth per year. Stockholders' equity has increased from $25,759,000 to $50,789,000 for the same time period. That is an increase of $25,030,000 or 97.2 percent which equates to a 14.5 percent rate of growth per year. Net income for the six months ended June 30, 1993, compared to the net income for the same period of 1998, increased $1,683,000 or 71.5 percent from $2,354,000 to $4,037,000. From
June 30, 1993, to June 30, 1998, the number of Lake City Bank offices increased from 19 to 42. This growth has been funded through results of operation, issuance of trust preferred securities and existing capital. There are no guarantees that past rates of growth will be continued in future periods.

RESULTS OF OPERATIONS

Net Interest Income

     For the six-month period ended June 30, 1998, total interest and dividend income increased $5,270,000 or 20.6 percent to $30,850,000, from $25,580,000 during the same six months of 1997. Interest and dividend income increased $2,724,000 or 20.7 percent for the three-month period ending June 30, 1998, as compared to the three-month period ending June 30, 1997. Daily average earning assets for the first two quarters of 1998 increased to $767,982,000, a 24.1 percent increase over the same period in 1997. For the second quarter alone, the daily average earning assets increased to $796,460,000 or 26.7 percent increase over the daily average earning assets of the second quarter of 1997. The tax equivalent yields on average earning assets decreased by 22 basis points for the six-month period ending June 30, 1998, when compared to the same respective period of 1997. For the three-month period ending June 30, 1998, this yield decreased 41 basis points from the yield for the three-month period ending June 30, 1997.

     The liquidity resulting from the branch acquisitions in 1998 and in the fourth quarter of 1997 has had a negative effect on the interest margin. The decrease in the yield on average earning assets reflects the funds relating to purchases of deposits from other banks in late 1997 and early 1998 being invested in securities until they can be more profitabily employed into loans, plus reductions in the yields on both loans and securities. The decrease in yields reflects the current low-rate environment along with the level of competition in the markets served. The yield on securities is historically lower than the yield on loans and increasing the ratio of securities to total earning assets will normally lower the yield on earning assets. The ratio of average daily securities to average earning assets for the first two quarters of 1998 was 36.4 percent compared to 32.5 percent for the same period of 1997. For the second quarter of 1998 alone this ratio was 36.8 percent compared to
34.0 percent for the second quarter of 1997. In addition, the overall tax equivalent yield on loans decreased 20 and 38 basis points when comparing the six-month and three-month periods ending June 30, 1998 and 1997. The yield on securities decreased 5 and 12 basis points for the same respective periods.

     The decrease in the yields on loans was offset by the increase in loan balances. The average daily loan balances for the first six months of 1998 increased 18.4 percent over the average daily loan balances for the same period of 1997. The average daily loan balances for the three-months ending June 30, 1998 increased 18.7 percent over the average daily loan balances for the three months ending June 30, 1997. The increase in the loan balances, offset by a decrease in the loan yields, resulted in total loan income increasing $2,951,000 when comparing the first six months of 1998 to the first six months of 1997, and increasing $1,390,000 when comparing the three months of the second quarter of 1998 to the same period of 1997.

     Income from securities totaled $8,843,000 for the first six months of 1998, an increase of $2,129,000 or 31.7 percent over the amount for the same period of 1997. The income from securities for the three-month period ending June 30, 1998 was $4,586,000 as compared to $3,414,000 for the three-month period ending June 30, 1997. These increases were the result of the increases in the average daily balances of securities offset by the decreases in the yields on securities. The average daily balances of securities for the three and six-month periods ending June 30, 1998 increased $79,501,000 and $68,508,000 when compared to the same periods of the prior year.

     Income from short-term investments amounted to $335,000 for the six-month period ended June 30, 1998 and $221,000 for the three-month period ended June 30, 1998. This compares to $145,000 and $59,000 for the same respective periods in 1997. The difference in the short-term investment income for the six months ending June 30, 1998, compared to the six months ending June 30, 1997, results from a higher average balance in short-term investments during the first six months of 1998, $12,309,000 versus $5,725,000, partially offset by a 21 basis point reduction in the tax equivalent yield. The higher income for the three months ending June 30, 1998, as compared to the three months ending June 30, 1997, is due to an $11,530,000 increase in the average daily balance offset by a 4 basis point decrease in the tax equivalent yield.

     Total interest expense increased $4,147,000 or 31.3 percent to $17,393,000 for the six-month period ended June 30, 1998, from $13,246,000 for the six-month period ended June 30, 1997, and it increased $2,205,000 or 32.3 percent for the three-month period ended June 30, 1998, from the $6,832,000 for the three-month period ended June 30, 1997. This is a result of the overall growth of deposits (including growth in existing offices and growth resulting from acquisitions), the change in the deposit mix and the issuance during 1997 of trust preferred securities. On an average daily basis, total deposits (including demand deposits) increased 32.8 percent and 35.2 percent for the six and three-month periods ended June 30, 1998, as compared to the similar periods ended June 30, 1997. When comparing these same periods, the average daily balances of the demand deposit accounts rose $20,826,000 and $23,551,000 while the average daily balances of savings and transaction accounts combined rose $22,125,000 and $25,418,000. The average daily balance of time deposits, which pay a higher rate of interest as compared to demand deposit and transaction accounts, increased $121,651,000 and $131,290,000 for the six and three months ended June 30, 1998, compared to the six and three months ended June 30, 1997. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 27.5 percent and
30.3 percent for the six and three-month periods ended June 30, 1998, as compared to the six and three-month periods ended June 30, 1997. The Company's daily cost of funds during the six-month period ended June 30, 1998, increased 13 basis points when compared to the same period of 1997, and increased 7 basis points when comparing the three-month periods ended June 30, 1998 and June 30, 1997. The Company's daily cost of funds also reflects the impact of 9 percent trust preferred securities issued in August, 1997. The interest related to these securities is included in interest expense on long-term debt.

     The net effect of all factors affecting total interest and dividend income and total interest expense was to increase net interest income. For the six-month period ended June 30, 1998, net interest income totaled $13,457,000, an increase of 9.1 percent or $1,123,000 over the first six months of 1997. For the three-month period ended June 30, 1998, net interest income totaled $6,867,000, an increase of $519,000 or 8.2 percent over the three months ended June 30, 1997.

     The variation in net interest income reflects the effects of the deposits assumed in the recent branch acquisitions, both in how the funds have been employed and the types of deposits assumed. It also reflects both local and national market conditions as well as the ALCO's efforts to manage the margin and asset growth.

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

     Given this methodology for determining the adequacy of the loan loss reserve, the provision for loan losses was higher in 1998, as compared to 1997. The provision amounted to $240,000 and $120,000 for the six-month periods ended June 30, 1998 and 1997. These provisions reflect the growth of the loan portfolio, the levels of past due accruing loans (90 days or more) and nonaccrual loans over the same periods. These levels of non-performing loans reflect both the general economic conditions that have promoted growth and expansion in the Company's trade area during the last several years, and a credit risk management strategy that promotes diversification.

     As of June 30, 1998, loans delinquent 30 days or more that were included in the accompanying financial statements as accrual loans totaled approximately $1,419,000. At June 30, 1998, there were loans totaling $2,455,000 on nonaccrual. At December 31, 1997, there were $2,870,000 in loans delinquent 30 days or more included as accruing loans in the financial statements and $1,058,000 in nonaccrual loans.

     At June 30, 1998, 51.4 percent of the Company's allowance for loan losses was classified as unallocated as compared to 57.7 percent classified as unallocated at December 31, 1997. To a large extent, this reflects the growth in total loans with the concentration of growth in the commercial loan portfolio. With the commercial loan growth and the expansion into new markets, management believes that it is prudent to continue to provide for loan losses, due to the inherent credit risk involved with the commercial loan portfolio.

     As part of the loan review process, management also reviews all loans classified as `special mention' or below, as well as other loans that might warrant application of SFAS No. 114 as amended by SFAS No. 118, `Accounting by Creditors for Impairment of a Loan'. As of June 30, 1998, loans totaling

$1,817,000 were classified as impaired. Based upon management's measurement of impairment in accordance with SFAS Nos. 114 and 118, no valuation allowance was required for these loans. No loans were classified as impaired as of December 31, 1997.

     Following is a summary of the loan loss experience for the six months ending June 30, 1998, and the year ending December 31, 1997.

                          (Intentionally left blank)

                                               June 30,     December 31,
                                                 1998           1997
                                            -------------  -------------
                                                   (in thousands)

Amount of loans outstanding                 $     487,322  $     458,634
                                            -------------  -------------
Average daily loans outstanding for
  the period                                $     476,150  $     414,033
                                            -------------  -------------

Allowance for loan losses at the
  beginning of the period                   $       5,308   $      5,306

Charge-offs
 Commercial                                             9             99
 Real estate                                            0             33
 Installment                                          174            190
 Credit card and personal credit lines                 41             37
                                            -------------   ------------
    Total charge-offs                                 224            359

Recoveries
 Commercial                                            24             18
 Real estate                                            0              0
 Installment                                           31             66
 Credit card and personal credit lines                  3              8
                                            -------------   ------------
    Total recoveries                                   58             92
                                            -------------   ------------
Net charge-offs                                       166            267

Provision charged to expense                          240            269
                                            -------------   ------------
Allowance for loan losses at the end of
 the period                                 $       5,382   $      5,308
                                            =============   ============

Ratio of annualized net charge-offs during
 the period to average daily loans during
 the period:
 Commercial                                        (0.01%)         0.02%
 Real estate                                        0.00%          0.01%
 Installment                                        0.06%          0.03%
 Credit card and personal credit lines              0.02%          0.01%
                                            -------------   ------------
 Total                                              0.07%          0.07%
                                            =============   ============

     Net interest income after provision for loan losses totaled $13,217,000 and $6,747,000 for the six and three-month periods ended June 30, 1998. This represents increases of 8.2 percent and 7.3 percent over the same respective periods ended June 30, 1997.

Noninterest Income

     Total noninterest income increased $1,686,000 or 48.4 percent to $5,171,000 for the six-month period ended June 30, 1998, from $3,485,000 recorded for the six month period ended June 30, 1997. Total noninterest income for the three-month period ended June 30, 1998, was $2,731,000 which was $845,000 or 44.8 percent higher than the noninterest income for the three months ended June 30, 1997.

     Trust fees, which represent basic recurring service fee income, decreased $18,000 or 2.8 percent to $622,000 for the six month period ended June 30, 1998, as compared to $640,000 for the first six months of 1997. Increases in testamentary trust fees, bond issue fees and agency fees were offset by declines in employee benefit plan fees, living trust fees and stock transfer service fees. For the three month period ended June 30, 1998, trust fees were $307,000, an increase of $26,000 over the fees for the same period in 1997.

     Service charges on deposit accounts increased 19.7 percent or $309,000 during the six-month period ended June 30, 1998, totaling $1,875,000, as compared to the same period in 1997. These service charges increased $161,000 for the three-month period ended June 30, 1998, over the amount recorded for the three-month period ended June 30, 1997. Fees on the LCB Club account (the Company's low cost checking account service), business checking account fees and overdraft fees were the primary sources for the increase. This increase also reflects the increase in deposit accounts associated with the recent acquisitions and growth of existing offices.

     Other income (net) consists of normal recurring fee income, as well as other income that management classifies as nonrecurring. Other income (net) increased 42.4 percent or $455,000 to $1,528,000 for the six-month period ended June 30, 1998, as compared to the same period in 1997. It increased $42,000 or 6.2 percent for the three months ended June 30, 1998, as compared to the same months in 1997. The major increases in other income were the result of the gain on the sale of an office in the first quarter of 1998, increases in discount brokerage income and increases in ATM fees.

     The profits from the sale of mortgages during the six-month period ended June 30, 1998, totaled $627,000, as compared to $224,000 during the same period in 1997. For the second quarter of 1998 only, these profits were $452,000 as compared to $120,000 for the same period in 1997. These increases reflect the increase in the volume of mortgages sold during the first six months of 1998, as compared to the sales during the first six months of 1997. During the first six months of 1998, mortgages totaling $30,939,000 were sold on the secondary market compared to $10,574,000 sold during the same period of 1997.

     Net investment security gains (losses) amounted to $519,000 and $266,000 for the six and three-month periods ended June 30, 1998, as compared to $(18,000) for both the six and three-month periods ended June 30, 1997. In the first six months of 1998, the security gains were primarily resulted from the sales of securities from the AFS portfolio with minor losses recorded from special calls of municipal securities in the HTM portfolio. In the first six months of 1997, special calls of zero coupon bonds were responsible for the small losses.

Noninterest Expense

     Noninterest expense increased $3,031,000 or 32.0 percent to $12,512,000 for the six-month period ended June 30, 1998, as compared to the first six months of 1997. Noninterest expense increased $1,653,000 or 34.3 percent when comparing the three months ended June 30, 1998, to the three months ended June 30, 1997.

     For the six months ended June 30, 1998, salaries and employee benefits increased to $6,639,000, a $1,378,000 increase or 26.2 percent as compared to the first six months of 1997. When comparing the three months ended June 30, 1998, to the same period in 1997, the increase was $619,000 or 22.7 percent. These increases reflect the staffing of eight new offices opened during 1997, three offices opened during 1998, as well as normal salary increases. Total employees increased to 471 at June 30, 1998, from 382 at June 30, 1997. The increase in total employees includes increases in branch personnel for the branches opened along with increases in clerical and administrative staff relating to the growth of the Company.

     For the six and three-month periods ended June 30, 1998, occupancy and equipment expenses were $1,820,000 and $942,000, a $263,000 increase or 16.9 percent and $168,000 or 21.7 percent from the same periods one year ago. This performance reflects the ordinary timing differences incurred with these types of expenses, as well as additional expense related to the new locations added and investments to remain competitive. These expenses are expected to continue to increase with the Company's continued growth and expansion.

     For the six-month period ended June 30, 1998, other expenses totaled $4,053,000 as compared to $2,663,000 during the same period in 1997. This is an increase of 52.2 percent or $1,390,000. For the second quarter of 1998 compared to the second quarter of 1997, the increase was $866,000 or 65.1 percent. When comparing the first six months of 1998 to the same period of 1997, significant increases were noted in corporate and business development fees (up $129,000 or 26.3 percent), data processing fees (up $182,000 or 34.0 percent), supplies, postage and phone (up $ 255,000 or 39.2 percent), and courier and delivery fees (up $77,000 or 86.9 percent). When comparing the three months ending June 30, 1998, to the same period of 1997, significant increases were noted in the same expenses, corporate and business development expense increased 30.2 percent, data processing expense increased 53.1 percent, supplies, postage and phone increased 63.8 percent and courier and delivery expense increased 86.4 percent. The amortization of intangibles totaled $468,000 for the first six months of 1998 and $253,000 for the second quarter only of 1998. The amortization of intangibles relates to the offices acquired during 1998 and the fourth quarter of 1997.

Income Before Income Tax Expense

     As a result of the above factors, income before income tax expense was $5,876,000 for the first six months of 1998, as compared to $6,218,000 for the same period in 1997. For the three months ended June 30, 1998, income before income taxes was $3,000,000 as compared to $ 3,349,000 for the three months ended June 30, 1997.

Income Tax Expense

     Income tax expense decreased to $1,839,000 for the first six months of 1998, as compared to $2,191,000 for the same period in 1997. This is a $352,000 or 16.1 percent decrease. Income tax expense for the second quarter of 1998 decreased $184,000 or 16.0 percent as compared to the second quarter of 1997. These decreases are a result of adjustments in deferred tax assets and additional municipal income.

     The combined State franchise tax expense and the Federal income tax expense as a percent of income before income tax expense decreased to 31.3 percent during the first six months of 1998, as compared to 35.2 percent during the same period in 1997. It decreased to 32.2 percent for the three months ended June 30, 1998, as compared to 34.3 percent for the same three months in 1997. Currently the State franchise tax rate is 8.5 percent and is a deductible expense for computing Federal income tax.

Net Income

     As a result of all factors indicated above, net income increased to $4,037,000 for the first six months of 1998, an increase of $10,000 from the $4,027,000 recorded over the same period in 1997. For the three months ended June 30, 1998, net income was $2,035,000 as compared to $2,200,000 for the three months ended June 30, 1997. Basic earnings per share for the first six months of 1998 were $.69 per share, which equaled the $.69 per share for the first six months of 1997, and $.35 per share for the three-month period ended June 30, 1998 as compared to the $.38 per share for the same period of 1997. The 1997 earnings per share have been restated to reflect a two-for-one stock split on May 15, 1998. Diluted earnings per share reflect the stock options granted during the second quarter of 1998 under the employee stock option plan approved by the shareholders in April, 1998. The stock options did not have a significant impact on earnings per share as diluted earnings per share are the same as the basic earnings per share for both the six-month and three-month periods ended June 30, 1998.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                 June 30, 1998

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

     3. Proposal to delete super-majority voting from Articles of Incorporation.

     4. Proposal to add consideration of community factors to Articles of Incorporation.

     5. Proposal to approve Lakeland Financial Corporation 1997 Share Incentive Plan.

     All Class A Directors nominated for re-election received more than the required number of votes for approval and were therefore re-elected. All five proposals also received more than the required numbers of votes and were thereby approved.

     There were no other submissions of matters to a vote by security holders during the quarter ended June 30, 1998.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                 June 30, 1998

                          Part II - Other Information


Item 5 - Other Information

Year 2000 Issues

     The Company relies heavily on computer technology to provide its products and services. Competitive pressures also require the Company to invest in and utilize current technology. Due to the reliance on this technology, the Year 2000 issue will have a pervasive effect on the Company's products, especially those with interest calculations, and the services it provides. It will also have an impact on the items necessary to remain competitive including customer information, and customer conveniences such as ATM's, telephone banking and debit cards.

     The potential financial impact on the Company can be segregated into three components; software costs, hardware costs, and other electrical and mechanical equipment costs. For the Company, the potential software costs are not anticipated to be material. The Company does not develop its own software but purchases processing and software from outside vendors. The hardware the Company uses consists primarily of personal computers, ATM's, telephone systems, and back room equipment such as document processing and imaging equipment. Recently the Company began updating its wide and local area networks (WAN/LAN) and its teller platform system as part of its continuing expansion and commitment to technology. The WAN/LAN and teller platform system being installed are Year 2000 compliant. The costs for upgrading to Year 2000 compliant hardware, outside the normal cost of business, are not anticipated to be material based upon the Company's review of its current hardware. The costs for upgrading other electrical and mechanical equipment, such as security equipment and HVAC (heating, ventilation, and air conditioning) equipment, has not been determined.

     The Company is taking a proactive approach to the Year 2000 issue. A Year 2000 Task Force has been formed and is comprised of representatives from all major departments and includes involvement of an Executive Officer to provide senior management support and to report periodically to the Board of Directors on the Year 2000 effort. The task force has developed a plan of action to ensure the Company addresses the critical Year 2000 issues. A master inventory of all software and hardware in use by the Company has been compiled. All software vendors were requested to provide a written statement regarding their Year 2000 efforts and compliance. As of June 30, 1998, approximately 50 percent of the vendors have responded. FiServ, Pittsburgh, PA, is the primary data processing vendor the Company uses. FiServ processes all the major applications for the Company including deposits, loans, and general ledger. FiServ is one of the leading data processing vendors for the banking industry and has indicated a commitment to being Year 2000 compliant by December, 1998. They maintain a website on the Internet and specifically address their Year 2000 efforts and have indicated their systems will be reviewed for Year 2000 compliance by McGladrey and Pullen. Recent communications from FiServ indicate they are still on schedule for compliance.

     The support and network software the Company uses is purchased from outside vendors. Any software where the vendor is unable to confirm the software is Year 2000 compliant, or does not provide a statement on Year 2000 compliance, will be evaluated to determine the potential impact of noncompliance and availability of alternative compliant software.

     As previously indicated, the hardware the Company uses primarily consists of personal computers, ATM's and various other equipment. All personal computers have been tested for Year 2000 compliance. The vendors of the ATM's and back room processing equipment used by the Company have been contacted regarding the compliance of the models used by the Company. All hardware failing the tests or known to be noncompliant will be evaluated as to the possible effect of noncompliance and the need for replacement.

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

     Other areas of concern being addressed by the task force include vendors that exchange information with the Company electronically, forms and documents that are produced externally, and customers. The Year 2000 compliance could have a major impact on the financial performance of the Company's customers which could affect both deposit relationships and the customer's ability to repay loans. All large corporate customers have been contacted regarding their Year 2000 efforts. Other customers will be evaluated on a case-by-case basis. In addition, the Company has conducted several seminars for corporate customers regarding the Year 2000 issue. These seminars have been well attended.

     Based upon the Company's initial evaluations, becoming Year 2000 compliant is not anticipated to have a material impact on the Company's financial statements. In addition, management believes it is taking the necessary steps to ensure the Company's systems will be Year 2000 compliant in a timely manner. On February 24, 1998, the FDIC reviewed the Company's Year 2000 efforts. No significant concerns were brought to management's attention during the review. In July, the FDIC and the Indiana Department of Financial Institutions (DFI) performed a joint exam of the Company's Year 2000 efforts. No significant concerns were brought to the attention of management during this exam.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                 June 30, 1998

                          Part II - Other Information


Item 6 - Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report:

     Exhibit 3(ii) Restated By-laws of Lakeland Financial Corporation

     Exhibit 3(ii) Restated By-laws of Lake City Bank

(b) Reports on Form 8-K:

     There were no reports on Form 8-K filed by the Registrant during the last 32 weeks ending August 8, 1998. A Form S-8 was filed by the Registrant on April 15, 1998.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                 June 30, 1998

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



                                           LAKELAND FINANCIAL CORPORATION
                                                   (Registrant)




Date: August 12, 1998                     R. Douglas Grant
                                          R. Douglas Grant - Chairman



Date: August 12, 1998                     Terry M. White
                                          Terry M. White - Secretary/Treasurer

                                 EXHIBIT INDEX

   Exhibit
     No.       Description                                  Page
   -------     -------------------------------------------  -----

    3(ii)      Restated By-laws of
               Lakeland Financial Corporation

    3(ii)      Restated By-laws of Lake City Bank

    27         Financial Data Schedule (EDGAR filing only)

                                 Exhibit 3(ii)

                                   RESTATED
                                    BY-LAWS
                                      of
                        LAKELAND FINANCIAL CORPORATION
                                  JUNE, 1998

                                   ARTICLE I
                                   ---------

     SECTION 1. NAME. The name of the corporation is Lakeland Financial Corporation ("Corporation").

     SECTION 2. PRINCIPAL OFFICE OF THE RESIDENT AGENT. The post-office address of the principal office of the Corporation is 202 East Center Street, Warsaw, Indiana 46580, and the name and post-office address of its Resident Agent in charge of such office is R. Douglas Grant, 202 East Center Street, Warsaw, Indiana 46580.

     SECTION 3. SEAL. The seal of the Corporation shall be circular in form and mounted upon a metal die, suitable for impressing the same upon paper. About the upper periphery of the seal shall appear the words "Lakeland Financial Corporation" and about the lower periphery thereof the word "Indiana". In the center of the seal shall appear the word "Seal".

                                  ARTICLE II
                                  ----------

     The fiscal year of the Corporation shall begin each year on the first day of January and end on the last day of December of the same year.

                                  ARTICLE III
                                  -----------

                                 Capital Stock
                                 -------------

     SECTION 1. NUMBER OF SHARES AND CLASSES OF CAPITAL STOCK. The total number of shares of capital stock which the Corporation shall have authority to issue shall be as stated in the Articles of Incorporation.

     SECTION 2. CONSIDERATION FOR NO PAR VALUE SHARES. The shares of stock of the Corporation without par value shall be issued or sold in such manner and for such amount of consideration as may be fixed from time to time by the Board of Directors. Upon payment of the consideration fixed by the Board of Directors, such shares of stock shall be fully paid and nonassessable.

     SECTION 3. CONSIDERATION FOR TREASURY SHARES. Treasury shares may be disposed of by the Corporation for such consideration as may be determined from time to time by the Board of Directors.

     SECTION 4. PAYMENT FOR SHARES. The consideration for the issuance of shares of capital stock of the Corporation may be paid, in whole or in part, in money, in other property, tangible or intangible, or in labor actually performed for, or services actually rendered to the Corporation; provided, however, that the part of the surplus of the Corporation which is transferred to stated capital upon the issuance of share as a share dividend shall be deemed to be the consideration for the issuance of such shares. When payment of the consideration for which a share was authorized to be issued shall have been received by the Corporation, or when surplus shall have been transferred to stated capital upon the issuance of a share dividend, such share shall be declared and taken to be fully paid and not liable to any further call or assessment, and the holder thereof shall not be liable for any further payments thereon. In the absence of actual fraud in the transaction, the judgment of the Board of Directors as to the value of such property, labor or services received as consideration, or the value placed by the Board of Directors upon the corporate assets in the event of a share dividend, shall be conclusive. Promissory notes, uncertified checks, or future services shall not be accepted in payment or part payment of the capital stock of the Corporation, except as permitted by The Indiana Business Corporation Law.

     SECTION 5. CERTIFICATE FOR SHARES. Each holder of capital stock of the Corporation shall be entitled to a stock certificate, signed by the Chairman of the Board, President or a Vice President and the Secretary or any Assistant Secretary of the Corporation, stating the name of the registered holder, the number of shares represented by such certificate, the par value of each share of stock or that such shares of stock are without par value, and that such shares are fully paid and nonassessable. If such shares are not fully paid, the certificates shall be legibly stamped to indicate the percent which has been paid, and as further payments are made, the certificate shall be stamped accordingly.

     If the Corporation is authorized to issue shares of more than one class, every certificate shall state the kind and class of shares represented thereby, and the relative rights, interests, preferences and restrictions of such class, or a summary thereof; provided, that such statement may be omitted from the certificate if it shall be set forth upon the face or back of the certificate that such statement, in full, will be furnished by the Corporation to any shareholder upon written request and without charge.

     SECTION 6. FACSIMILE SIGNATURES. If a certificate is countersigned by the written signature of a transfer agent other than the Corporation or its employee, the signatures of the officers of the Corporation may be facsimiles. If a certificate is countersigned by the written signature of a registrar other than the Corporation or its employee, the signatures of the transfer agent and the officers of the Corporation may be facsimiles. In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he or she were such officer, transfer agent, or registrar at the date of its issue.

     SECTION 7. TRANSFER OF SHARES. The shares of capital stock of the Corporation shall be transferable only on the books of the Corporation upon surrender of the certificate or certificates representing the same, properly endorsed by the registered holder or by his, her or its duly authorized attorney or accompanied by proper evidence of succession, assignment or authority to transfer.

     SECTION 8. CANCELLATION. Every certificate surrendered to the Corporation for exchange or transfer shall be canceled, and no new certificate or certificates shall be issued in exchange for any existing certificate until such existing certificate shall have been so canceled, except in cases provided for in Section 10 of this Article III.

     SECTION 9. TRANSFER AGENT AND REGISTRAR. The Board of Directors may appoint a transfer agent and a registrar for each class of capital stock of the Corporation and may require all certificates representing such shares to bear the signature of such transfer agent and registrar. Shareholders shall be responsible for notifying the transfer agent and registrar for the class of stock held by such shareholder in writing of any changes in their addresses from time to time, and failure so to do shall relieve the Corporation, its shareholders, directors, officers, transfer agent and registrar of liability for failure to direct notices, dividends, or other documents or property to an address other than the one appearing upon the records of the transfer agent and registrar of the Corporation.

     SECTION 10. LOST, STOLEN OR DESTROYED CERTIFICATES. The Corporation may cause a new certificate or certificates to be issued in place of any certificate or certificates therefore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the Corporation may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his, her or its legal representative, to give the Corporation a bond in such sum and in such form as it may direct to indemnify against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost, stolen or destroyed or the issuance of such new certificate. The Corporation, in its discretion, may authorize the issuance of such new certificates without any bond when in its judgment it is proper to do so.

     SECTION 11. REGISTERED SHAREHOLDERS. The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of such shares to receive dividends, to vote as such owner, to hold liable for calls and assessments, and to treat as owner in all other respects, and shall not be bound to recognize any equitable or other claims to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Indiana.

     SECTION 12. OPTIONS TO OFFICERS AND EMPLOYEES. The issuance, including the consideration, of rights or options to directors, officers or employees of the Corporation, and not to the shareholders generally, to purchase from the Corporation shares of its capital stock shall be approved by the affirmative vote of the holders of a majority of the shares entitled to vote thereon or shall be authorized by and consistent with a plan approved by such a vote of the shareholders. The price to be received for any shares having a par value, other than treasury shares to be issued upon the exercise of such rights or options, shall not be less than the par value thereof.

                                  ARTICLE IV
                                  ----------

                           Meetings of Shareholders
                           ------------------------

     SECTION 1. PLACE OF MEETING. Meetings of shareholders of the Corporation shall be held at such place, within or without the State of Indiana, as may from time to time be designated by the Board of Directors, or as may be specified in the notices or waivers of notice of such meetings.

     SECTION 2. ANNUAL MEETING. The annual meeting of shareholders for the election of Directors, and for the transaction of such other business as may properly come before the meeting, shall be held on the second Tuesday of April of each year, if such day is not a holiday, and if a holiday, then on the first following day that is not a holiday, or in lieu of such day may be held on such other day as the Board of Directors may set by resolution, but not later than the end of the fifth month following the close of the fiscal year of the Corporation. Failure to hold the annual meeting at the designated time shall not work any forfeiture or a dissolution of the Corporation, and shall not affect otherwise valid corporate acts.

     SECTION 3. SPECIAL MEETINGS. Special meetings of the shareholders, for any purpose or purposes, unless otherwise prescribed by statute or by the Articles of Incorporation, may be called by the Board of Directors, the Chairman of the Board or the President and shall be called by the Chairman of the Board, President or Secretary at the request in writing of a majority of the Board of Directors, or at the request in writing of shareholders holding of record not less than one-fourth of all the shares outstanding and entitled by the Articles of Incorporation to vote on the business for which the meeting is being called.

     SECTION 4. NOTICE OF MEETINGS. A written or printed notice, stating the place, day and hour of the meeting, and in case of a special meeting, or when required by any other provision of The Indiana Business Corporation Law, or of the Articles of Incorporation, as now or hereafter amended, or these By-laws, the purpose or purposes for which the meeting is called, shall be delivered or mailed by the Secretary, or by the officers or persons calling the meeting, to each shareholder of record entitled by the Articles of Incorporation, as now or hereafter amended, and by The Indiana Business Corporation Law to vote at such meeting, at such address as appears upon the records of the Corporation, at least ten (10) days before the date of the meeting. Notice of any such meeting may be waived in writing by any shareholder, if the waiver sets forth in reasonable detail the purpose or purposes for which the meeting is called, and the time and place thereof. Attendance at any meeting in person, or by proxy, shall constitute a waiver of notice of such meeting. Each shareholder, who has in the manner above provided waived notice of a shareholders' meeting, or who personally attends a shareholders' meeting, or is represented thereat by a proxy authorized to appear by an instrument of proxy, shall be conclusively presumed to have been given due notice of such meeting. Notice of any adjourned meeting of shareholders shall not be required to be given if the time and place thereof are announced at the meeting at which the adjournment is taken, except as may be expressly required by law.

     SECTION 5. ADDRESSES OF SHAREHOLDERS. The address of any shareholder appearing upon the records of the Corporation shall be deemed to be the latest address of such shareholder appearing on the records maintained by the Transfer Agent for the class of stock held by such shareholder.

     SECTION 6. VOTING AT MEETINGS.

     (a) QUORUM. The holders of record of a majority of the issued and outstanding stock of the Corporation entitled to vote at such meeting, present in person or by proxy, shall constitute a quorum at all meetings of shareholders for the transaction of business, except where otherwise provided by law, the Articles of Incorporation or these By-laws. In the absence of a quorum, any officer entitled to preside at, or act as secretary of, such meeting shall have the power to adjourn the meeting from time to time until a quorum shall be constituted. At any such adjourned meeting at which a quorum shall be present, any business may be transacted which might have been transacted at the original meeting, but only those shareholders entitled to vote at the original meeting shall be entitled to vote at any adjournment or adjournments thereof unless a new record date is fixed by the Board of Directors for the adjourned meeting.

     (b) VOTING RIGHTS. Except as otherwise provided by law or by the provisions of the Articles of Incorporation, every shareholder shall have the right at every shareholders' meeting to one vote for each share of stock having voting power, registered in his, her or its name on the books of the Corporation on the date for the determination of shareholders entitled to vote, on all matters coming before the meeting including the election of directors. At any meeting of the shareholders, every shareholder having the right to vote shall be entitled to vote in person, or by proxy executed in writing by the shareholder or a duly authorized attorney in fact and bearing a date not more than eleven months prior to its execution, unless a longer time is expressly provided therein.

     (c) REQUIRED VOTE. When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which, by express provision of The Indiana Business Corporation Law or of the Articles of Incorporation or by these By-laws, a greater vote is required, in which case such express provision shall govern and control the decision of such question.

     SECTION 7. VOTING LIST. The Transfer Agent of the Corporation shall make, at least five days before each election of directors, a complete list of the shareholders entitled by the Articles of Incorporation, as now or hereafter amended, to vote at such election, arranged in alphabetical order, with the address and number of shares so entitled to vote held by each, which list shall be on file at the principal office of the Corporation and subject to inspection by any shareholder. Such list shall be produced and kept open at the time and place of election and subject to the inspection by any shareholder. The original stock register or transfer book, or a duplicate thereof kept in the State of Indiana, shall be the only evidence as to who are the shareholders entitled to examine such list or the stock ledger or transfer book or to vote at any meeting of the shareholders.

     SECTION 8. FIXING OF RECORD DATE TO DETERMINE SHAREHOLDERS ENTITLED TO VOTE. The Board of Directors may prescribe a period not exceeding 50 days prior to meetings of the shareholders, during which no transfer of stock on the books of the Corporation may be made; or, in lieu of prohibiting the transfer for stock may fix a day and hour not more than 50 days prior to the holding of any meeting of shareholders as the time as of which shareholders entitled to notice of, and to vote at, such meeting shall be determined, and all persons who are holders of record of voting stock at such time, and no others, shall be entitled to notice of, and to vote at, such meeting. In the absence of such a determination, such date shall be 10 days prior to the date of such meeting.

     SECTION 9. NOMINATIONS FOR DIRECTOR. Nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder of any outstanding class of capital stock of the Corporation entitled to vote for the election of directors. Nominations, other than those made by or on behalf of the existing management of the Corporation, shall be made in writing and shall be delivered or mailed to the Chairman of the Board not less than 150 days nor more than 180 days prior to any meeting of shareholders called for the election of directors. Such notification shall contain the following information to the extent known to the notifying shareholder: (a) the name and address of each proposed nominee; (b) the principal occupation of each proposed nominee; (c) the total number of shares of capital stock of the Corporation that will be voted for each proposed nominee; (d) the name and residence address of the notifying shareholder; and (e) the number of shares of capital stock of the Corporation owned by the notifying shareholder. Upon receipt of such nominations, the Chairman of the Board shall confirm in writing whether or not such nominee, if elected, is willing to serve as a Director and if the nominee declines to serve if elected, the nomination shall not be submitted to the shareholders. Nominations not made in accordance herewith may, in his or her discretion, be disregarded by the chairman of the meeting, and upon his or her instructions, the vote tellers may disregard all votes cast for each such nominee.

     SECTION 10. MEETINGS. The Chairman of the Board of Directors shall preside at each meeting of shareholders. In the absence of the Chairman, the meeting shall be chaired by an officer of the corporation in accordance with the following order: President, Executive Vice President, Senior Vice President and Vice President. In the absence of all such officers, the meeting shall be chaired by a person chosen by the vote of a majority in interest of the shareholders present in person or represented by proxy and entitled to vote thereat. The Secretary or in his or her absence an Assistant Secretary or in the absence of the Secretary and all Assistant Secretaries a person whom the chairman of the meeting shall appoint shall act as secretary of the meeting and keep a record of the proceedings thereof. The Board of Directors of the Corporation shall be entitled to make such rules or regulations for the conduct of meetings of shareholders as it shall deem necessary, appropriate or convenient. Subject to such rules and regulations of the Board of Directors, if any, the chairman of the meeting shall have the right and authority to prescribe such rules, regulations and procedures and to do all such acts as, in the judgment of such chairman, are necessary, appropriate or convenient for the proper conduct of the meeting, including without limitation, establishing an agenda or order of business for the meeting, rules and procedures for maintaining order at the meeting and the safety of those present, limitations on participation in such meeting to shareholders of record of the Corporation and their duly authorized and constituted proxies, and such other persons as the Chairman shall permit, restrictions on entry to the meeting after the time fixed for the commencement thereof, limitations on the time allotted to questions or comment by participants and regulation of the opening and closing of the polls for balloting on matters which are to be voted on by ballot. Unless determined otherwise by the Board of Directors or the chairman of the meeting, meetings of shareholders shall not be required to be held in accordance with rules of parliamentary procedure.

                                   ARTICLE V
                                   ---------

                              Board of Directors
                              ------------------

     SECTION 1. ELECTION, NUMBER AND TERM OF OFFICE. Directors shall be elected at the annual meeting of shareholders, or, if not so elected, at a special meeting of shareholders called for that purpose, by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors.

     The number of Directors of the Corporation to be elected by the holders of the shares of stock entitled by the Articles of Incorporation to elect directors, shall be established by the affirmative vote at least 75% in number of the directors holding office at the time of such determination. Absent such determination, the number of directors shall be ten (10).

     SECTION 2. VACANCIES.

     (a) Any vacancies occurring in the Board of Directors caused by death, resignation, disqualification, removal from office, or otherwise (other than as provided in subsection (b) of this Section 2), shall be filled by a majority vote of the remaining directors. Any director so appointed shall hold office for the unexpired term of the director who is being replaced and until his or her successor is elected and has qualified, or until his or her earlier death, resignation, disqualification or removal from office.

     (b) In the event of an increase in the number of directors pursuant to the provisions in Section 1 of this Article V, a new directorship shall be assigned to the classes in such a manner as to maintain, to the extent possible, an equal number in each of the classes. These directorships shall then be filled by a majority vote of the members of the Board of Directors prior to the filling of any such vacancies, to hold office for the remainder of the term of the class to which these new directorships have been designated.

     (c) At the discretion of the Board of Directors, any vacancy referred to in subsection (a) or (b) hereof may be filled by the vote of the shareholders entitled to vote thereon at a special meeting called for that purpose.

     (d) No decrease in the number of directors shall have the effect of shortening the term of any incumbent director.

     SECTION 3. ANNUAL MEETING OF DIRECTORS. The Board of Directors shall meet each year immediately after the annual meeting of the shareholders, at the place where such meeting of the shareholders has been held either within or without the State of Indiana, for the purpose of organization, election of officers, and consideration of any other business that may properly come before the meeting. No notice of any kind to either old or new members of the Board of Directors for such annual meeting shall be necessary.

     SECTION 4. REGULAR MEETINGS. Regular meetings of the Board of Directors shall be held at such times and places, either within or without the State of Indiana, as may be fixed by the Directors. Such regular meetings of the Board of Directors may be held without notice or upon such notice as may be fixed by the Directors.

     SECTION 5. SPECIAL MEETINGS. Special meetings of the Board of Directors may be called by the Chairman of the Board, the President, or by not less than a majority of the members of the Board of Directors. Notice of the time and place, either within or without the State of Indiana, of a special meeting shall be served upon or telephoned to each Director at least twenty-four hours, or mailed, telegraphed or cabled to each Director at his or her usual place of business or residence at least forty-eight hours, prior to the time of the meeting. Directors, in lieu of such notice, may sign a written waiver of notice either before the time of the meeting, at the meeting or after the meeting. Attendance by a director in person at any such special meeting shall constitute a waiver of notice.

     SECTION 6. QUORUM. A majority of the actual number of Directors elected and qualified, from time to time, shall be necessary to constitute a quorum for the transaction of any business except the filling of vacancies, and the act of a majority of the Directors present at the meeting, at which a quorum is present, shall be the act of the Board of Directors, unless the act of a greater number is required by The Indiana Business Corporation Law, by the Articles of Incorporation, or by these By-laws. A Director, who is present at a meeting of the Board of Directors, at which action on any corporate matter is taken, shall be conclusively presumed to have assented to the action taken, unless (a) such Director's dissent shall be affirmatively stated at and before the adjournment of such meeting (in which event the fact of such dissent shall be entered by the secretary of the meeting in the minutes of the meeting), or
(b) such Director shall forward such dissent by registered mail to the Secretary of the Corporation immediately after the adjournment of the meeting. The right of dissent provided for by either clause (a) or clause (b) of the immediately preceding sentence shall not be available, in respect of any matter acted upon at any meeting, to a Director who voted at the meeting in favor of such matter and did not change his or her vote prior to the time that the result of the vote on such matter was announced by the chairman of such meeting.

     SECTION 7. CONSENT ACTION BY DIRECTORS. Any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if prior to such action a written consent to such action is signed by all members of the Board of Directors or such committee, as the case may be, and such written consent is filed with the minutes of proceedings of the Board of Directors or committee.

     SECTION 8. REMOVAL OF DIRECTORS.

     (a) Except as otherwise provided for herein, a director may be removed or suspended from the Board of Directors only with cause as determined by the procedures established herein.

     (b) Cause for removal or suspension shall include action or failure to act on the part of the director in question which results in (i) a violation of law, rule, regulation or order, or a breach of the director's fiduciary duty, or with respect to the Corporation's banking subsidiary, involves an unsafe or unsound banking practice, and (ii) the Corporation or any of its subsidiaries has suffered substantial damage or the director has received financial gain from such action or omission.

     (c) A determination that a director should be removed or suspended for cause shall be made only upon the affirmative vote of at least a majority in number of the members of the Board of Directors entitled to vote thereon. Any director whose removal is being considered and any other director who knowingly was involved in the action or omission giving rise to the removal or suspension proceeding, shall not be entitled to vote on the question of removal or suspension.

     (d) The director whose removal or suspension is being considered shall be given written notice from the Board of Directors of the basis alleged to give rise to the cause for removal or suspension and of the day, time, and place where a hearing will be held at which the director will have the opportunity to respond. The hearing shall be held not less than ten (10) days and not more than thirty (30) days after notice has been sent to the director; provided, that, upon the written request of the director, the date of the hearing may be extended beyond the thirty (30) day period, in which case the director shall be suspended from serving on the Board of Directors for the period from the original date of the hearing to the rescheduled date.

     (e) At the hearing, a representative designated by the Board of Directors shall present the basis for the removal or suspension as well as any other evidence in support thereof, whether documentary, testimonial or otherwise. This representative may be a member of the Board of Directors (in which case the representative shall not be entitled to vote upon the removal of the director), an officer of the Corporation or any other third party, who in any case shall have no interest in the actions or omissions to act giving rise to the proceeding. After the representative has made his or her presentation, the director shall have the opportunity to present evidence, whether documentary, testimonial or otherwise, refuting the basis for the removal or suspension proceeding. The representative and the director shall have the opportunity to cross-examine any witnesses for the other side, to present rebuttal testimony, and to present summary statements.

     (f) After the presentation of all evidence, the Board of Directors shall vote on the issue and shall notify the director of the results in writing. If the vote is to remove the director, the Board of Directors, upon written request from the director, shall, within ten (10) days, present a written report setting forth the Board of Directors' findings of fact and conclusions.

     (g) The director shall be entitled to be represented by counsel.

     (h) Notwithstanding anything herein to the contrary, any and all members of the Board of Directors may be removed, with or without cause, at a meeting of shareholders called expressly for that purpose by a vote of the holders of not less than two-thirds of the outstanding shares of stock entitled to votes at that meeting, excluding any shares held by holders of 10% or more of the outstanding common stock.

     SECTION 9. DIVIDENDS. The Board of Directors shall have power, subject to any restrictions contained in The Indiana Business Corporation Law or in the Articles of Incorporation and out of funds legally available therefor, to declare and pay dividends upon the outstanding capital stock of the Corporation as and when they deem expedient. Before declaring any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors from time to time in their absolute discretion deem proper for working capital, or as a reserve or reserves to meet contingencies or for such other purposes as the Board of Directors shall deem conductive to the interests of the Corporation and the Board of Directors may modify or abolish any such reserve in the manner in which it was created.

     SECTION 10. FIXING OF RECORD DATE TO DETERMINE SHAREHOLDERS ENTITLED TO RECEIVE CORPORATE BENEFITS. The Board of Directors may fix a day and hour not exceeding 50 days preceding the date fixed for payment of any dividend or for the delivery of evidence of rights, or for the distribution of other corporate benefits, or for a determination of shareholders for any other purpose, as a record time for the determination of the shareholders entitled to receive any such dividend, rights or distribution, and in such case only shareholders of record at the time so fixed shall be entitled to receive such dividend, rights or distribution. If no record date is fixed for the determination of shareholders entitled to receive payment of a dividend, the end of the day on which the resolution of the Board of Directors declaring such dividend is adopted shall be the record date for such determination.

     SECTION 11. INTEREST OF DIRECTORS IN CONTRACTS. Any contract or other transaction between the Corporation or any corporation in which this

Corporation owns a majority of the capital stock shall be valid and binding, notwithstanding the directors or officers of this Corporation are identical or that some or all of the directors or officers, or both, are also directors or officers of such other corporation.

     Any contract or other transaction between the Corporation and one or more of its directors or members or employees, or between the Corporation and any firm of which one or more of its directors are members or employees or in which they are interested, or between the Corporation and any corporation or association of which one or more of its directors are shareholders, members, directors, officers, or employees or in which they are interested, shall be valid for all purposes, notwithstanding the presence of such director of directors at the meeting of the Board of Directors of the Corporation which acts upon, or in reference to, such contract or transaction and notwithstanding his, her or their participation in such action, if the fact of such interest shall be disclosed or known to the Board of Directors and the Board of Directors shall authorize, approve and ratify such contract or transaction by a vote of a majority of the directors present, such interested director or directors to be counted in determining whether a quorum is present, but not to be counted in calculating the majority of such quorum necessary to carry such vote. This Section shall not be construed to invalidate any contact or other transaction which would otherwise be valid under the common and statutory law applicable thereto.

     SECTION 12. COMMITTEES. The Board of Directors may, by resolution adopted by a majority of the actual number of Directors elected and qualified, from time to time, designate from among its members an executive committee and one or more other committees, each of which, to the extent provided in the resolution, the Articles of Incorporation, or these By-laws, may exercise all of the authority of the Board of Directors of the Corporation, including, but not limited to, the authority to issue and sell or approve any contract to issue and sell, securities or shares of the Corporation or designate the terms of a series of a class of securities or shares of the Corporation. The terms which may be affixed by each such committee include, but are not limited to, the price, dividend rate, and provisions of redemption, a sinking fund, conversion, voting, or preferential rights or other features of securities or class or series of a class of shares. Each such committee may have full power to adopt a final resolution which sets forth those terms and to authorize a statement of such terms to be filed with the Secretary of State. However, no such committee has the authority to declare dividends or distributions, amend the Articles of Incorporation or the By-laws, approve a plan of merger or consolidation even if such plan does not require shareholder approval, reduce earned or capital surplus, authorize or approve the reacquisition of shares unless pursuant to a general formula or method specified by the Board of Directors, or recommend to the shareholders voluntary dissolution of the Corporation or a revocation thereof. No member of any such committee shall continue to be a member thereof after he or she ceases to be a Director of the Corporation. The calling and holding of meetings of any such committee and its method of procedure shall be determined by the Board of Directors. A member of the Board of Directors shall not be liable for any action taken by any such committee if he or she is not a member of that committee and has acted in good faith and in a manner he or she reasonably believes is in the best interest of the Corporation.

                                  ARTICLE VI
                                  ----------

                                   Officers
                                   --------

     SECTION 1. PRINCIPAL OFFICERS. The principal officers of the Corporation shall be a Chairman of the Board, a President, one or more Vice Presidents, a Treasurer and a Secretary. The Corporation may also have, at the discretion of the Board of Directors, such other subordinate officers as may be appointed in accordance with the provisions of these By-laws. Any two or more offices may be held by the same person, except the duties of President and Secretary shall not be performed by the same person. No person shall be eligible for the office of Chairman of the Board or President who is not a director of the Corporation.

     SECTION 2. ELECTION AND TERM OF OFFICE. The principal officers of the Corporation shall be chosen annually by the Board of Directors at the annual meeting thereof. Each such officer shall hold office until his or her successor shall have been duly chosen and qualified, or until his or her death, or until he or she shall resign, or shall have been removed in the manner hereinafter provided.

     SECTION 3. REMOVAL. Any principal officer may be removed, either with or without cause, at any time, by resolution adopted at any meeting of the Board of Directors by a majority of the actual number of Directors elected and qualified from time to time.

     SECTION 4. SUBORDINATE OFFICERS. In addition to the principal officers enumerated in Section 1 of this Article VI, the Corporation may have one or more Assistant Treasurers, one or more Assistant Secretaries and such other officers, agents and employees as the Board of Directors may deem necessary, each of whom shall hold office for such period, may be removed with or without cause, have such authority, and perform such duties as the Chairman of the Board, President, or the Board of Directors may from time to time determine. The Board of Directors may delegate to any principal officer the power to appoint and to remove any such subordinate officers, agents or employees.

     SECTION 5. RESIGNATIONS. Any officer may resign at any time by giving written notice to the Chairman of the Board of Directors or to the President or to the Secretary. Any such resignation shall take effect upon receipt of such notice or at any later time specified therein, and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

     SECTION 6. VACANCIES. Any vacancy in any office for any cause may be filled for the unexpired portion of the term in the manner prescribed in these By-laws for election or appointment to such office for such term.

     SECTION 7. CHAIRMAN OF THE BOARD. The Chairman of the Board, who shall be chosen from among the Directors, shall preside at all meetings of shareholders and at all meetings of the Board of Directors. In general, he or she shall perform all duties and have all the powers incident to the office of Chairman of the Board, as herein defined, and all such other duties and powers as, from time to time, may be assigned by the Board of Directors.

     SECTION 8. PRESIDENT. The President, who shall be chosen from among the Directors, shall in the absence or disability of the Chairman of the Board, preside at all meetings of shareholders and at all meetings of the Board of Directors. In general, he or she shall perform all duties and have all the powers incident to the office of President, as herein defined, and all such other duties and powers as, from time to time, may be assigned by the Board of Directors.

     SECTION 9. VICE PRESIDENTS. The Vice Presidents in the order of their seniority, unless otherwise determined by the Board of Directors, shall, in the absence or disability of the President, perform the duties and exercise the powers of the President. They shall perform such other duties and have such other powers as the Chairman of the Board, President or the Board of Directors may from time to time assign.

     SECTION 10. TREASURER. The Treasurer shall have charge and custody of, and be responsible for, all funds and securities of the Corporation and shall deposit all such funds in the name of the Corporation in such banks or other depositories as shall be selected by the Board of Directors. The Treasurer shall upon request exhibit at all reasonable times his or her books of account and records to any of the directors of the Corporation during business hours at the office of the Corporation where such books and records shall be kept; shall render upon request by the Board of Directors a statement of the condition of the finances of the Corporation at any meeting of the Board of Directors or at the annual meeting of the shareholders; shall receive, and give receipt for, moneys due and payable to the Corporation from any source whatsoever; and in general, shall perform all duties incident to the office of Treasurer and such other duties as from time to time may be assigned by the Chairman of the Board, President or the Board of Directors. The Treasurer shall give such bond, if any, for the faithful discharge of his or her duties as the Board of Directors may require.

     SECTION 11. SECRETARY. The Secretary shall keep or cause to be kept in the books provided for that purpose the minutes of the meetings of the shareholders and of the Board of Directors; shall duly give and serve all notices required to be given in accordance with the provisions of these By-laws and by The Indiana Business Corporation Law; shall be custodian of the records and of the seal of the Corporation and see that the seal is affixed to all documents, the execution of which on behalf of the Corporation under its seal is duly authorized in accordance with the provisions of these By-laws; and, in general, shall perform all duties incident to the office of Secretary and such other duties as may, from time to time, be assigned by the Chairman of the Board, President or the Board of Directors.

     SECTION 12. SALARIES. The salaries of the principal officers shall be fixed from time to time by the Board of Directors, and the salaries of any subordinate officers may be fixed by the Chairman of the Board or President.

     SECTION 13. VOTING CORPORATION'S SECURITIES. Unless otherwise ordered by the Board of Directors, the Chairman of the Board, the President and Secretary, and each of them, are appointed attorneys and agents of the Corporation, and shall have full power and authority in the name and on behalf of the Corporation, to attend, to act, and to vote all stock or other securities entitled to be voted at any meetings of security holders of corporations, or associations in which the Corporation may hold securities, in person or by proxy, as a shareholder or otherwise, and at such meetings shall possess and may exercise any and all rights and powers incident to the ownership of such securities, and which as the owner thereof the Corporation might have possessed and exercised, if present, or to consent in writing to any action by any such other corporation or association. The Board of Directors by resolution from time to time may confer like powers upon any other person or persons.

                                  ARTICLE VII
                                  -----------

             Indemnification of Directors, Officers and Employees
            -----------------------------------------------------

     Every person who is or was a director, officer or employee of this Corporation or of any other corporation for which he or she is or was serving in any capacity at the request of this Corporation shall be indemnified by this Corporation against any and all liability and expense that may be incurred by him or her in connection with or resulting from or arising out of any claim, action, suit or proceeding, provided that such person is wholly successful with respect thereto or acted in good faith in what he or she reasonably believed to be in or not opposed to the best interests of this Corporation or such other corporation, as the case may be, and, in addition, in any criminal action or proceeding in which he or she had no reasonable cause to believe that his or her conduct was unlawful. As used herein, "claim, action, suit or proceeding" shall include any claim, action, suit or proceeding (whether brought by or in the right of this Corporation or such other corporation or otherwise), civil, criminal, administrative or investigative, whether actual or threatened or in connection with an appeal relating thereto, in which a director, officer or employee of this Corporation may become involved, as a party or otherwise,

     (i) by reason of being or having been a director, officer or employee of this Corporation or such other corporation or arising out of his or her status as such or

     (ii) by reason of any past or future action taken or not taken in any such capacity, whether or not he or she continues to be such at the time such liability or expense is incurred.

     The terms "liability" and "expense" shall include, but shall not be limited to, attorneys' fees and disbursements, amounts of judgments, fines or penalties, and amounts paid in settlement by or on behalf of a director, officer or employee, but shall not in any event include any liability or expenses on account of profits realized in the purchase or sale of securities of the Corporation in violation of the law. The termination of any claim, action, suit or proceeding, by judgment, settlement (whether with or without court approval) or conviction or upon a plea of guilty or of nolo contendere, or its equivalent, shall not create a presumption that a director, officer or employee did not meet the standards of conduct set forth in this paragraph.

     Any such director, officer or employee who has been wholly successful with respect to any such claim, action, suit or proceeding shall be entitled to indemnification as a matter of right. Except as provided in the preceding sentence, any indemnification hereunder shall be made only if (i) the Board of Directors acting by a quorum consisting of Directors who are not parties to or who have been wholly successful with respect to such claim, action, suit or proceeding shall find that the director, officer or employee has met the standards of conduct set forth in the preceding paragraph; or (ii) independent legal counsel shall deliver to the Corporation their written opinion that such director, officer or employee has met such standards of conduct.

     If several claims, issues or matters of action are involved, any such person may be entitled to indemnification as to some matters even though he or she is not entitled as to other matters.

     The Corporation may advance expenses to or, where appropriate, may at its expense undertake the defense of any such director, officer or employee upon receipt of an undertaking by or on behalf of such person to repay such expenses if it should ultimately be determined that he or she is not entitled to indemnification hereunder.

     The provisions of this Section shall be applicable to claims, actions, suits or proceedings made or commenced after the adoption hereof, whether arising from acts or omissions to act during, before or after the adoption hereof.

     The rights of indemnification provided hereunder shall be in addition to any rights to which any person concerned may otherwise be entitled by contract or as a matter of law and shall inure to the benefit of the heirs, executors and administrators of any such person.

     The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation as a director, officer, employee or agent of another corporation against any liability asserted against and incurred in any capacity or arising out of his or her status as such, whether or not the Corporation would have the power to indemnify him or her against such liability under the provisions of this Section or otherwise.

                                 ARTICLE VIII
                                 ------------

                                  Amendments
                                  ----------

     The power to make, alter, amend, or repeal these By-laws is vested in the Board of Directors, but the affirmative vote of a majority of the actual number of directors elected and qualified, from time to time, shall be necessary to effect any alteration, amendment or repeal of these By-laws.

                                 Exhibit 3(ii)

                                   RESTATED
                                    BY-LAWS
                                      for
                        LAKE CITY BANK, WARSAW, INDIANA
                                  JUNE, 1998

                                   ARTICLE I
                                   ---------

                                 Shareholders
                                 -------------

     SECTION 1.1. PLACE OF MEETING. All meetings of the shareholders, whether annual or special, shall be held at the principal office of the corporation in the State of Indiana or at such other place in Kosciusko County, Indiana, as may be determined by the Board of Directors, if notice of the place of meeting is given as provided for hereafter.

     SECTION 1.2. ANNUAL MEETING. The annual meeting of the shareholders shall be held on the second Tuesday in April in each year at the hour of 2:00 p.m., or such other day or hour as shall be specified by the Board of Directors. If for any reason the annual meeting is not held on the date for said meeting, the directors shall fix another date for such meeting and the Chairman of the Board, President or such other officer as the Chairman of the Board may designate shall send out notices for the same as hereinafter provided specifying that such later meeting shall be the annual meeting of the corporation.

     SECTION 1.3. SPECIAL MEETINGS. Special meetings of the shareholders may be held at any time, (1) pursuant to a resolution of the Board of Directors,
(2) upon a written request signed by shareholders of record holding more than 25% of the issued and outstanding common stock of the corporation filed with the Chairman of the Board, President or Board of Directors stating the objects of the meeting, or (3) by order of the Chairman of the Board or President.

     SECTION 1.4. NOTICE OF MEETINGS. The Chairman of the Board, President or such other officer designated by the Board of Directors shall mail a written or printed notice of each meeting of the shareholders, postage prepaid, to each shareholder of record at the address as the same appears upon the stock records of the corporation at least ten (10) days before the date of such meeting. All notices of meetings shall specify the time and place of the meeting. Notices of special meetings shall also specify the object or objects of such special meeting. No business other than that specified in the Notice of a special meeting shall be considered at such special meeting unless all shareholders be present in person or by proxy.

     SECTION 1.5. QUORUM. A majority of the common stock issued and outstanding represented by the owners of record thereof in person or by proxy shall constitute a quorum for the transaction of business. If a quorum is not present at any duly called meeting, the majority in interest of the shareholders present in person or by proxy may adjourn from time to time without notice other than announcement at the meeting until a quorum is secured. At any such adjourned meeting at which a quorum is present only business that could have been transacted at the meeting originally called can be transacted.

     SECTION 1.6. VOTING. At each meeting of the shareholders every shareholder shall have one (1) vote for each share of common stock standing in his, her or its name on the books of the corporation on the tenth day preceding the day of the meeting. No shares shall be voted at any meeting which shall have been transferred on the books of the corporation within ten days next preceding the date of such meeting. At any meeting of the shareholders any question before the meeting shall be settled by written ballot if so demanded by any shareholder entitled to vote. The right to vote shares shall not be cumulative.

     SECTION 1.7. PROXIES. Any shareholder entitled to vote at any meeting of shareholders may be represented and vote by proxy duly appointed by an instrument in writing signed by such shareholder or by his, her or its duly authorized attorney-in-fact and delivered to the Secretary of the meeting at or before the time of such meeting.

                                  ARTICLE II
                                  ----------
                                   Directors
                                   ---------

     SECTION 2.1. ELECTION. The Board of Directors shall be elected each year by a plurality vote at the annual meeting of shareholders for such year and, subject to the provisions of this Article, shall hold office for one year or until their respective successors are elected and shall have qualified.

     SECTION 2.2. NUMBER AND QUALIFICATION. The Board of Directors shall consist of eleven (11) members and each of said directors shall own, in his or her own right, or jointly with their spouse, not less than 1 share of the capital stock of the corporation, or if all of the issued and outstanding capital stock of this corporation is held of record by another domestic or foreign corporation, each director may own, in his or her own right, or jointly with their spouse, not less than 100 shares of the capital stock of the other corporation in lieu of being a shareholder of this corporation.

     SECTION 2.3. PLACE OF MEETING. Every meeting of the Board of Directors shall be held at the principal office of the corporation in the State of Indiana unless the Board of Directors by resolution shall fix another place in the City of Warsaw, Indiana, or unless the notice or waivers of notice for such a meeting shall specifically designate another place.

     SECTION 2.4. ANNUAL MEETING. The annual meeting of the Board of Directors shall be held immediately following the annual meeting of the shareholders each year. No notice of the annual meeting of the Board of Directors shall be necessary.

     SECTION 2.5. REGULAR MEETINGS. Regular meetings of the Board of Directors shall be held on the second Tuesday of each month, or upon such other day of each month as the Board of Directors may determine by resolution from time to time. No notice of a regular meeting shall be necessary.

     SECTION 2.6. SPECIAL MEETING. Special meetings of the Board of Directors may be held upon a call by the Chairman of the Board or the President, or either of them must call a special meeting of the Board of Directors upon the written request of any five (5) directors. At least three (3) days' notice by telephone or telegraph shall be given to each director not less than 3 days before the meeting. Such notice shall specify by whom the meeting is called, the time, place and object thereof. No other business than that specified in the notice of such meeting shall be transacted thereat unless all members of the Board be present and consent thereto. Notice of any meeting may be waived by any director. When all of the directors shall be present at any meeting, however called or notified, or shall sign a written consent thereto, the acts of such meetings shall be as valid as if the same had been legally called pursuant to proper notice.

     SECTION 2.7. QUORUM. A majority of the Board of Directors shall constitute a quorum for the transaction of business at any meeting of the Board. If at any meeting of the Board there be less than a quorum present, a majority of those present may adjourn the meeting from time to time. A record shall be kept of all meetings showing the names of those directors present at each meeting.

     SECTION 2.8. REMOVAL. Any director may be removed for good cause at any time at a special meeting of the shareholders called for such purpose by the affirmative vote of the holders of a majority of the common stock issued and outstanding.

     SECTION 2.9. VACANCIES. A vacancy shall exist in the Board of Directors upon the death, legal incompetency, resignation, removal for cause or failure of a director to continue to own in his or her own right, free of any lien or encumbrance, capital stock as required by Section 2.2 of this Article II. The remaining directors, by affirmative vote of a majority of the Board, may elect a successor to hold office for the unexpired term of any director whose place be vacant.

     Should the membership of the Board at any time fall below the number necessary to constitute a quorum then a special meeting of the shareholders shall be called by the Chairman of the Board, or if there be no Chairman of the Board, by the President, or if there be neither a President nor a Chairman of the Board, then by a Vice President and such number of directors shall be elected at such special meeting as may be necessary to restore the Board to its full membership.

     SECTION 2.10. POWERS. The Board of Directors shall have entire charge of the property, business interests and general operation of the corporation with full authority to manage and conduct the same.

     SECTION 2.11. RETIREMENT. Any person elected to the office of director shall resign such office at the end of the calendar month during which he or she attains his or her 70th birthday.

     SECTION 2.12. DIRECTORS EMERITUS. The Board of Directors may from time to time elect one or more directors emeritus to serve as such at the pleasure of the Board. The term of office of each director emeritus shall expire at the annual meeting of the Board of Directors next succeeding his or her election. A director emeritus may be re-elected as such. Each director emeritus may attend any meeting of the Board of Directors, but shall not be entitled to a vote on any question before the Board.

     SECTION 2.13. ACTION WITHOUT A MEETING. Any action required or permitted to be taken at any meeting of the Board of Directors may be taken without a meeting if prior to such action, written consent thereto is signed by all members of the Board of Directors and such written consent or consents are filed with the minutes of the proceedings of the Board of Directors.

     SECTION 2.14. DIRECTORS FEES. Each outside director (one who is not a full-time employee of the Bank) shall receive a fee for each meeting of the Board of Directors which he or she attends. Each outside director shall also receive a fee for each meeting he or she attends of any standing committee of which he or she is a member. The amount of such fees shall be fixed from time to time by the Board of Directors. Such fees shall be paid as of June 30 and December 31 each year.

     Inside directors (those who are full-time employees of the Bank) shall receive no fee for attendance at meetings of the Board of Directors or any committee thereof.

                                  ARTICLE III
                                  -----------
                                   Officers
                                   --------

     SECTION 3.1. ELECTION. The officers of this corporation shall be a Chairman of the Board, a President, one or more Vice-Presidents in one or more levels, a Secretary, a Trust Officer, an Auditor and such other officers or assistant officers as may be determined from time to time by the Board of Directors. The officers of the corporation shall be elected by the Board of Directors at the annual meeting of the Board for a term of one (1) year and until their respective successors are elected and qualified, or such other term as the Board may provide. The Board may elect additional officers from time to time during the year as such Board deems necessary.

     SECTION 3.2. REMOVAL. Any officer may be removed at any time with or without cause by a majority vote of the Board of Directors at any meeting.

     SECTION 3.3. SUSPENSION. Any officer may be suspended by the Chairman of the Board or President until the next meeting of the Board of Directors.

     SECTION 3.4. VACANCIES. If a vacancy occurs in any office by reason of death, legal incompetency, resignation or removal, the Board of Directors may elect a successor to hold the office for any unexpired term.

     SECTION 3.5. DUTIES. The officers of this corporation shall have such duties and responsibilities as the Board of Directors may determine by rule or regulation from time to time.

                                  ARTICLE IV
                                  ----------
                                  Committees
                                  ----------

     SECTION 4.1. STANDING COMMITTEES. The standing committees of the Board shall be an Audit Committee, a Loan and Investment Committee and a Trust Committee.

     SECTION 4.2. APPOINTMENT. The members of the standing committees shall be appointed at the annual meeting of the Board of Directors each year by the Chairman of the Board with the advice and consent of the Board. The Chairman of the Board may fill any vacancy that may exist in the membership of any standing committee.

     SECTION 4.3. AUDIT COMMITTEE. The Audit Committee shall consist of three members of the Board of Directors, not active officers of the corporation. The Audit Committee shall cause the record books and accounts of the corporation to be examined at least once each year by a certified public accountant or accounting firm designated by the Board of Directors and approved by the shareholders and shall submit a complete written statement of the condition of the corporation to the Board of Directors and the Department of Financial Institutions promptly after such examination.

     The Audit Committee shall meet with the Chairman of the Board, President and Auditor of the corporation and determine the policies and procedures of internal audits to be conducted under the direction of the Auditor and shall institute or recommend such other security measures as the Audit Committee may deem necessary from time to time.

     SECTION 4.4. LOAN AND INVESTMENT COMMITTEE. The Loan and Investment Committee shall consist of four or more members of the Board. At least a majority of the Loan Committee must be Directors who are not active officers of the corporation. This committee by a majority vote may without prior approval of the Board authorize the officers to make any loan or investment permitted by law. This committee shall meet with the loan officers from time to time and review loans, investments and credit policies.

     SECTION 4.5. TRUST COMMITTEE. The Trust Committee shall consist of four or more members of the Board. At least a majority of the Trust committee must be Directors who are not active officers of the corporation. The Trust Committee shall exercise all fiduciary powers and discretionary fiduciary authority granted to this corporation whether by will, trust instrument or statute.

     SECTION 4.6. SPECIAL COMMITTEES. The Board of Directors may establish by resolution such temporary or special committees as it deems proper and provide in the resolution establishing the committee, its membership and duties.

     SECTION 4.7. ACTION BY COMMITTEE WITHOUT A MEETING. Any action required or permitted to be taken at any meeting of any committee may be taken without a meeting if prior to such action, a written consent thereto is signed by all members of the committee and such written consent or consents are filed with the minutes of the proceedings of the committee.

     SECTION 4.8. EX-OFFICIO MEMBERSHIP. All directors shall be considered ex-officio members of all committees and shall be welcome to attend meetings of any committee. No director shall receive a fee, however, for attendance at the meeting of any committee to which he or she has not been specifically appointed.

     SECTION 4.9. RULES, REGULATIONS AND POLICY. Each committee may adopt such rules, regulations and policy statements for the conduct of its proceedings, carry out its duties or exercising the authority granted to it as it may deem proper provided (a) such rules, regulations and policies are not in conflict with any law, rules or regulations of any governmental agency having the power to regulate this corporation, the Articles of Incorporation of this corporation and these By-laws, and (b) no committee may delegate its discretionary powers to an individual.

                                   ARTICLE V
                                   ---------
                          Stock Certificate and Seal
                          --------------------------

     SECTION 5.1. CERTIFICATES. Each shareholder shall be entitled to a certificate or certificates showing the number of shares of capital stock standing in his, her or its name on the books of this corporation. Each certificate shall be numbered consecutively and shall bear the signatures of the Chairman of the Board, President or a Vice President and the Secretary or an Assistant Secretary or the Auditor, and the corporate seal shall be affixed thereto. A full record of each certificate of stock as issued shall be maintained and such record shall be the sole and exclusive evidence of the persons who are entitled to receive dividends thereon and vote at meetings of shareholders.

     SECTION 5.2. FORM OF CERTIFICATE. The stock certificates evidencing the shares of common stock of this corporation shall be in the form determined by the Board of Directors from time to time.

     SECTION 5.3. TRANSFER OF SHARES. Title to a certificate and the shares represented thereby shall be transferable on the records of this corporation in person, or by attorney only upon surrender of the certificate representing the stock to be transferred properly endorsed or accompanied by a separate document containing a proper written assignment or power of attorney. Surrendered certificates shall be canceled and a record thereof maintained by this corporation.

     SECTION 5.4. LOST CERTIFICATES. In case of loss or destruction of a stock certificate, the owner shall not be entitled to receive a new certificate in lieu thereof until: (a) a written notice of such loss or destruction has been received by this corporation together with satisfactory proof by affidavit of such loss or destruction and (b) ample indemnity by bond or otherwise is given to this corporation. The Board of Directors at its election may refuse the issue of any certificates in lieu of a lost or destroyed certificate until an order of a Court of competent jurisdiction providing therefor has been secured by the owner.

     SECTION 5.5. CORPORATION SEAL. The corporation seal shall be a circular disk with the name of this corporation and the words "Corporate Seal" inscribed thereon.

                                  ARTICLE VI
                                  ----------
                                 Miscellaneous
                                 -------------

     SECTION 6.1. FISCAL YEAR. The fiscal year of this corporation shall being on January 1 and end on December 31.

     SECTION 6.2. BOOKS AND RECORDS. All official books and records of the corporation shall be kept in the principal office of the corporation and shall be open during business hours to the inspection of any of the shareholders subject to such regulations as the Board of Directors may prescribe from time to time, except nothing herein contained shall be construed to permit inspection or examination of individual depositors' or borrowers' accounts.

     SECTION 6.3. NOTICES AND WAIVERS. Any written notice provided for in these By-laws may be given by ordinary mail addressed to the person to be notified at such address as appears on the books of the corporation and such notice shall be deemed to be given on the date the same is deposited in a United States Post Office, postage prepaid, properly addressed.

     Any shareholder, director or officer may waive in writing any notice required to be given under these By-laws, whether before or after the time stated therein. Attendance and participation in a meeting without objection to a failure to give notice shall be deemed a waiver of any notice required.

     SECTION 6.4. RULES AND REGULATIONS. The Board of Directors may prescribe, establish and amend from time to time such rules, regulations and policies as it may deem proper for the conduct of the business affairs of this corporation as are consistent with law, regulations of supervisory authorities, the Articles of Incorporation and these By-laws.

     SECTION 6.5. AMENDMENTS. After adoption, these By-laws may be amended or repealed in whole or in part only by the affirmative vote of a majority of all the members of the Board of Directors at a meeting held five days after notice is given to all directors of the proposed amendment or repeal.