Form 10-Q
period 1998-09-30
LAKELAND FINANCIAL CORP
filed 1998-11-12
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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
                                YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                       Outstanding at September 30, 1998
Common Stock, $.25 Stated Value                      5,797,104



                                                              Part I

                                                   Item 1 - Financial Statements

                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                          As of September 30, 1998 and December 31, 1997
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)


                                                                                                      September 30,  December 31,
                                                                                                           1998          1997
                                                                                                       -----------   -----------
ASSETS
Cash and cash equivalents
  Cash and due from banks                                                                              $    46,581   $    45,317
  Short-term investments                                                                                       354         4,445
                                                                                                       -----------   -----------
     Total cash and cash equivalents                                                                        46,935        49,762

Securities available-for-sale
  U. S. Treasury securities                                                                                 22,308        29,286
  Mortgage-backed securities                                                                                49,886        53,409
  State and municipal securities                                                                             2,896         1,904
                                                                                                       -----------   -----------
     Total securities available-for-sale
     (carried at fair value)                                                                                75,090        84,599

Securities held-to-maturity
  U. S. Treasury securities                                                                                 16,136        21,170
  Mortgage-backed securities                                                                               175,349       118,964
  State and municipal securities                                                                            54,410        22,418
  Other debt securities                                                                                      3,192         1,007
                                                                                                       -----------   -----------
     Total securities held-to-maturity
     (fair value of $253,218 at
     September 30, 1998, and $166,079
     at December 31, 1997)                                                                                 249,087       163,559

Real estate mortgages held-for-sale                                                                          3,112         1,516

Loans:
  Total loans                                                                                              495,594       458,634
  Less: Allowance for loan losses                                                                            5,446         5,308
                                                                                                       -----------   -----------
     Net loans                                                                                             490,148       453,326

Land, premises and equipment, net                                                                           26,402        23,108
Accrued income receivable                                                                                    5,648         4,915
Intangible assets                                                                                           12,550         9,649
Other assets                                                                                                 7,694         6,044
                                                                                                       -----------   -----------
     Total assets                                                                                      $   916,666   $   796,478
                                                                                                       ===========   ===========

                                                            (Continued)





                                                              Part I

                                                   Item 1 - Financial Statements

                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                          As of September 30, 1998 and December 31, 1997
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                                                      September 30,  December 31,
                                                                                                           1998          1997
                                                                                                       -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest bearing deposits                                                                         $    96,702   $    92,467
  Interest bearing deposits                                                                                611,972       520,525
                                                                                                       -----------   -----------
     Total deposits                                                                                        708,674       612,992

Short-term borrowings
  Federal funds purchased                                                                                    3,560        14,650
  U.S. Treasury demand notes                                                                                 3,975         4,000
  Securities sold under agreements
    to repurchase                                                                                           97,630        65,467
                                                                                                       -----------   -----------
     Total short-term borrowings                                                                           105,165        84,117

Accrued expenses payable                                                                                     5,388         5,040
Other liabilities                                                                                              779         1,495
Long-term debt                                                                                              25,392        25,367
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                                                         19,231        19,211
                                                                                                       -----------   -----------
     Total liabilities                                                                                     864,629       748,222

Commitments, off-balance sheet risks
  and contingencies

STOCKHOLDERS' EQUITY
Common stock: $.25 stated value, 90,000,000 shares authorized, 5,813,984 shares issued and 5,797,104 outstanding as of September 30, 1998, and
  5,813,984 shares issued and 5,803,232 outstanding at December 31, 1997.                                    1,453         1,453
Additional paid-in capital                                                                                   8,537         8,537
Retained earnings                                                                                           42,224        37,766
Unrealized net gain (loss) on securities
  available-for-sale                                                                                           154           685
Treasury stock, at cost                                                                                       (331)         (185)
                                                                                                       -----------   -----------
     Total stockholders' equity                                                                             52,037        48,256
                                                                                                       -----------   -----------

     Total liabilities and stockholders' equity                                                        $   916,666   $   796,478
                                                                                                       ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.




                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED STATEMENTS OF
                                            INCOME For the Three Months and Nine Months
                                                 Ended September 30, 1998 and 1997
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 1 of 2)


                                                                               Three Months Ended          Nine Months Ended
                                                                                  September 30,               September 30,
                                                                           -------------------------   -------------------------
                                                                               1998          1997          1998          1997
                                                                           -----------   -----------   -----------   -----------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans: Taxable                                        $    11,292   $     9,690   $    32,863   $    28,296
                            Tax exempt                                              48            58           149           173
                                                                           -----------   -----------   -----------   -----------
   Total loan income                                                            11,340         9,748        33,012        28,469
Short-term investments                                                              83            79           418           224

Securities:
 U.S. Treasury and government agency securities                                    622           817         2,101         2,369
 Mortgage-backed securities                                                      3,598         2,264         9,989         6,575
 State and municipal securities                                                    673           365         1,546         1,068
 Other debt securities                                                              50            71           150           219
                                                                           -----------   -----------   -----------   -----------
   Total interest and dividend income                                           16,366        13,344        47,216        38,924

INTEREST EXPENSE
-----------------
Interest on deposits                                                             7,259         5,494        20,999        15,568
Interest on short-term borrowings                                                1,277         1,167         3,326         3,770
Interest on long-term debt                                                         818           579         2,422         1,148
                                                                           -----------   -----------   -----------   -----------
   Total interest expense                                                        9,354         7,240        26,747        20,486
                                                                           -----------   -----------   -----------   -----------
NET INTEREST INCOME                                                              7,012         6,104        20,469        18,438
-------------------
Provision for loan losses                                                          120            60           360           180
                                                                           -----------   -----------   -----------   -----------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                                        6,892         6,044        20,109        18,258
-------------------------                                                  -----------   -----------   -----------   -----------

NONINTEREST INCOME
------------------
Trust fees                                                                         275           267           897           907
Service charges on deposit accounts                                              1,033           887         2,908         2,453
Other income (net)                                                                 797           694         2,325         1,767
Net gains on the sale of real estate
  mortgages held-for-sale                                                          440           168         1,067           392
Net securities gains (losses)                                                      475             0           994           (18)
                                                                           -----------   -----------   -----------   -----------
   Total noninterest income                                                      3,020         2,016         8,191         5,501

                                                            (Continued)




                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED STATEMENTS OF
                                            INCOME For the Three Months and Nine Months
                                                 Ended September 30, 1998 and 1997
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 2 of 2)


                                                                               Three Months Ended         Nine Months Ended
                                                                                  September 30,               September 30,
                                                                           -------------------------   -------------------------
                                                                               1998          1997          1998          1997
                                                                           -----------   -----------   -----------   -----------

NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                                                   3,658         2,858        10,297         8,119
Occupancy and equipment expense                                                  1,088           804         2,908         2,361
Other expense                                                                    2,313         1,494         6,366         4,157
                                                                           -----------   -----------   -----------   -----------
   Total noninterest expense                                                     7,059         5,156        19,571        14,637

INCOME BEFORE INCOME TAX EXPENSE                                                 2,853         2,904         8,729         9,122
----------------------------------

Income tax expense                                                                 981         1,034         2,820         3,225
                                                                           -----------   -----------   -----------   -----------

NET INCOME                                                                 $     1,872   $     1,870   $     5,909   $     5,897
----------                                                                 ===========   ===========   ===========   ===========

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                                   5,813,984     5,813,984     5,813,984     5,812,995

BASIC EARNINGS PER COMMON SHARE                                            $      0.33   $      0.33   $      1.02   $      1.02
-------------------------------                                            ===========   ===========   ===========   ===========

DILUTED EARNINGS PER COMMON SHARE                                          $      0.33   $      0.33   $      1.02   $      1.02
---------------------------------                                          ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.



                                                  LAKELAND FINANCIAL CORPORATION
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       For the Nine Months Ended September 30, 1998 and 1997
                                                          (in thousands)

                                                            (unaudited)

                                                                                         For the Nine Months Ended
                                                                                                September 30,
                                                                           -----------------------------------------------------
                                                                                     1998                         1997
                                                                           -------------------------   -------------------------
Common Stock
  Balance at beginning of the period                                       $     1,453                 $     1,448
  Issued 10,000 shares of previously
    authorized, unissued stock                                                       0                           5
                                                                           -----------                 -----------
  Balance at end of the period                                                   1,453                       1,453

Paid-in Capital
  Balance at beginning of the period                                             8,537                       8,232
  Issued 10,000 shares of previously
    authorized, unissued stock                                                       0                         305
                                                                           -----------                 -----------
  Balance at end of the period                                                   8,537                       8,537

Retained Earnings
  Balance at beginning of the period                                            37,766                      31,967
  Net Income                                                                     5,909   $     5,909         5,897   $     5,897
  Cash dividends declared ($.25 and $.23
    per share)                                                                  (1,451)                     (1,301)
                                                                           -----------                 -----------
  Balance at end of the period                                                  42,224                      36,563

Accumulated Other Comprehensive Income
  Balance at beginning of the period                                               685                         396
  Unrealized gain (loss) on available-for-
    sale securities arising during the period                                       69                         255
  Reclassification adjustments for
    accumulated gains (losses) included
    in net income                                                                 (600)                          0
                                                                           -----------                 -----------
  Other comprehensive income
    (net of taxes $348 and $167)                                                  (531)         (531)          255           255
                                                                           -----------   -----------   -----------   -----------
  Total comprehensive income                                                             $     5,378                 $     6,152
  Balance at end of the period                                                     154   ===========           651   ===========

Treasury Stock
  Balance at beginning of the period                                              (185)                          0
  Acquisition of treasury stock                                                   (146)                       (143)
                                                                           -----------                 -----------
  Balance at end of the period                                                    (331)                       (143)
                                                                           -----------                 -----------
Total Stockholders' Equity                                                 $    52,037                 $    47,061
                                                                           ===========                 ===========

The accompanying notes are an integral part of these consolidated financial statements.



                                                              Part I

                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       For the Nine Months Ended September 30, 1998 and 1997
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)

                                                                                                           1998          1997
                                                                                                       -----------   -----------
Cash flows from operating activities:
  Net income                                                                                           $     5,909   $     5,897
                                                                                                       -----------   -----------
Adjustments to reconcile net income to net cash from operating activites:

  Depreciation                                                                                               1,266         1,030
  Provision for loan losses                                                                                    360           180
  Amortization of intangible assets                                                                            698             0
  Loans originated for sale                                                                                (47,891)      (19,564)
  Net (gain) loss on sale of loans                                                                          (1,067)         (392)
  Proceeds from sale of loans                                                                               47,362        19,714
  Net (gain) loss on sale of premises and equipment                                                            (36)            6
  Net (gain) loss on sale of securities available-for-sale                                                    (994)            0
  Net (gain) loss on calls of securities held-to-maturity                                                        0            19
  Net securities amortization (accretion)                                                                      810            14
  Increase (decrease) in taxes payable                                                                         373           175
  (Increase) decrease in income receivable                                                                    (733)          (96)
  Increase (decrease) in accrued expenses payable                                                             (343)          297
  (Increase) decrease in intangible and other assets                                                        (2,267)         (675)
  Increase (decrease) in other liabilities                                                                    (470)          (36)
                                                                                                       -----------   -----------
     Total adjustments                                                                                       (2,932)         672
                                                                                                       -----------   -----------
        Net cash from operating activities                                                                    2,977        6,569
                                                                                                       -----------   -----------
Cash flows from investing activities:
  Proceeds from maturities and calls of securities held-to-maturity                                         45,784         9,428
  Proceeds from maturities and calls of securities available-for-sale                                       13,819        23,186
  Proceeds from sales of securities available-for-sale                                                      48,084             0
  Purchases of securities available-for-sale                                                               (52,482)      (19,525)
  Purchases of securities held-to-maturity                                                                (131,919)      (28,974)
  Net (increase) decrease in total loans                                                                   (37,168)      (42,832)
  Purchases of land, premises and equipment                                                                 (2,898)       (3,371)
  Net proceeds from acquisitions                                                                            30,020             0
                                                                                                       -----------   -----------
        Net cash from investing activities                                                                 (86,760)      (62,088)
                                                                                                       -----------   -----------
                                                            (Continued)




                                                              Part I

                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       For the Nine Months Ended September 30, 1998 and 1997
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                                                           1998          1997
                                                                                                       -----------   -----------
Cash flows from financing activities:
  Net increase (decrease) in total deposits                                                            $    61,480   $    36,582
  Proceeds from short-term borrowings                                                                    1,159,071       689,373
  Payments on short-term borrowings                                                                     (1,138,023)     (694,745)
  Proceeds from long-term borrowings                                                                            50        10,000
  Payments on long-term borrowings                                                                             (25)       (8,156)
  Dividends paid                                                                                            (1,451)       (1,301)
  Proceeds from sale of common stock                                                                             0           310
  Net proceeds from sale of trust preferred securities                                                           0        19,204
  Purchase of treasury stock                                                                                  (146)         (143)
                                                                                                       -----------   -----------
        Net cash from financing activities                                                                  80,956        51,124
                                                                                                       -----------   -----------
  Net increase (decrease) in cash and cash equivalents                                                      (2,827)       (4,395)

Cash and cash equivalents at beginning of the period                                                        49,762        44,879
                                                                                                       -----------   -----------
Cash and cash equivalents at end of the period                                                         $    46,935   $    40,484
                                                                                                       ===========   ===========
Cash paid during the period for:
  Interest                                                                                             $    26,047   $    20,203
                                                                                                       ===========   ===========
  Income taxes                                                                                         $     2,796   $     2,883
                                                                                                       ===========   ===========

Loans transferred to other real estate                                                                 $        52   $       167
                                                                                                       ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998

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

     The average common shares outstanding and the net income per share for the three months and nine months ended September 30, 1998, reflect a two-for-one stock split. The record date for the stock split was April 30, 1998, and the new shares were issued May 15, 1998. The common shares outstanding for the Stockholders' Equity section of the Balance Sheet reflect the acquisition 16,880 shares of Lakeland Financial Corporation common stock to offset a liability for a directors' deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic earnings per share and diluted earnings per share.

                          (Intentionally left blank)

     A reconciliation of the numerators and denominators of the basic earnings per common share and the diluted earnings per common share for the periods ended September 30, 1998 and 1997 is presented below. All dollar amounts other than earnings per share are in thousands.

                                                                         For the three months ended    For the nine months ended
                                                                               September 30,                 September 30,
                                                                        ---------------------------   ---------------------------
                                                                            1998           1997           1998           1997
                                                                        ------------   ------------   ------------   ------------
Basic earnings per common share
  Net income available to common shareholders                           $      1,872   $      1,870   $      5,909   $      5,897

  Weighted-average common shares outstanding                               5,813,984      5,813,984      5,813,984      5,812,955

    Basic earnings per common share                                     $        .33   $        .33   $       1.02   $       1.02

Earnings per common share assuming dilution

  Net income available to common shareholders                           $      1,872   $      1,870   $      5,909   $      5,897

  Weighted-average common shares outstanding                               5,813,984      5,813,984      5,813,984      5,812,955

  Add: dilutive effects of exercises of stock options                              0              0            187              0

  Weighted-average common and diluted potential
    common shares outstanding                                              5,813,984      5,813,984      5,814,171      5,812,955

    Diluted earnings per common share                                   $        .33   $        .33   $       1.02   $       1.02


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

                                                             Number                        Risk-         Stock           Fair
                                                               of         Exercise         Free          Price         Value of
                                                            Options         Price          Rate        Volatility       Grants
                                                         ------------   ------------   ------------   ------------   ------------

Outstanding 1/1/98                                                  0

Granted 4/14/98                                               153,870   $      24.38          5.60%         15.52%   $       4.40
Granted 5/12/98                                                12,950          27.50          5.65%         17.70%           5.23
Granted 5/12/98                                                 8,325          28.00          5.65%         17.70%           4.85
Granted 6/30/98                                                20,000          23.00          5.38%         18.60%           3.88

Exercised                                                           0

Outstanding 9/30/98                                           195,145

     The fair values of the options were estimated using an expected life of 5 years and expected dividends of $.09 per quarter. There were no options exerciseable as of September 30, 1998.

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


                          (Intentionally left blank)

                                                                         For the three months ended    For the nine months ended
                                                                               September 30,                 September 30,
                                                                        ---------------------------   ---------------------------
                                                                            1998           1997           1998           1997
                                                                        ------------   ------------   ------------   ------------

Net income as reported                                                  $      1,872   $      1,870   $      5,909   $      5,897
Pro forma net income                                                    $      1,833   $      1,870   $      5,834   $      5,897

Basic earnings per common share as reported                             $        .33   $        .33   $       1.02   $       1.02
Diluted earnings per common share as reported                           $        .33   $        .33   $       1.02   $       1.02

Pro forma basic earnings per common share                               $        .32   $        .33   $       1.00   $       1.02
Pro forma diluted earnings per common share                             $        .32   $        .33   $       1.00   $       1.02


NOTE 4. NEW ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, on June 16, 1998. SFAS No. 133 is effective for all fiscal years beginning after June 15, 1999. It may be adopted early, but no retroactive treatment is allowed. All derivatives, including those imbedded in other contracts, should be recognized in the balance sheet at fair value. Changes in fair values run through the income statement except for designated hedges which are handled in various ways depending on the hedge. The Company has adopted SFAS No. 133 as of October 1, 1998. In accordance with the provisions of SFAS No. 133, the Company has transferred securities with a book value of $249,087,000 and a fair value of $253,218,000 at October 1, 1998 from its held-to-maturity portfolio to its available-for-sale portfolio. The Company does not have any derivative instruments nor does the Company have any hedging activities.

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                              September 30, 1998

FINANCIAL CONDITION

     The financial statements reflect the Company's continued growth within traditional markets and expansion into new market areas.

     Total assets of the Company were $916,666,000 as of September 30, 1998. This is an increase of $120,188,000 or 15.1 percent from $796,478,000 reported at December 31, 1997. Total loans were $495,594,000 at September 30, 1998. This is an increase of $36,960,000 or 8.1 percent from the December 31, 1997 balance. Total securities (including available-for-sale (AFS) and held-to-maturity (HTM)) increased $76,019,000 or 30.6 percent to $324,177,000 as of September 30, 1998, from $248,158,000 at December 31, 1997. Earning assets increased to $817,791,000 at September 30, 1998. This is an increase of $110,346,000 or 15.6 percent from the December 31, 1997, total of $707,445,000.

     Total deposits and securities sold under agreements to repurchase (repurchase agreements) consist primarily of funds generated within the Company's primary market area as defined by its Community Reinvestment Act
(CRA) statement. At September 30, 1998, these funds totaled $806,304,000. This represented a $127,845,000 or 18.8 percent increase from December 31, 1997. The growth has been primarily in time deposits which increased $105,688,000 or
26.9 percent from the balance at December 31, 1997, and repurchase agreements which increased $32,163,000 or 49.1 percent. The repurchase agreements are a combination of fixed rate contracts and cash management accounts, a variable rate repurchase agreement product. Savings accounts plus interest-bearing demand accounts decreased $14,241,000, or 11.2 percent from the balances at December 31, 1997, and noninterest-bearing demand accounts increased $4,234,000, or 4.6 percent for the same time period. The assumption of deposits of the Peru and Greentown offices of National City Bank in February, 1998, added approximately $2 million of demand deposits, $2 million of savings deposits and $30 million of time deposits on the date of acquisition.

     In addition to these local funding sources, the Company borrows modestly through the Treasury, Tax and Loan program, occasionally through federal fund lines with correspondent banks and through term advances from the Federal Home Loan Bank of Indianapolis (FHLB). Including these non-local sources, funding totaled $839,231,000 at September 30, 1998. This is an $116,755,000 or 16.2
percent increase from $722,476,000 reported at December 31, 1997.

     On an average daily basis, total earning assets increased 26.9 percent and 25.0 percent for the three-month period and the nine-month period ended September 30, 1998, as compared to similar periods ended September 30, 1997. On an average daily basis, total deposits and purchased funds increased 31.4 percent and 29.3 percent for the three-month period and nine-month period ended September 30, 1998, as compared to the three-month period and nine-month period ended September 30, 1997.

     The Company's investment portfolio consists of U.S. Treasuries, agencies, mortgage-backed securities, municipal bonds, and corporates. During 1998, new investments have been primarily U.S. Treasuries, municipal bonds and mortgage-backed securities. At September 30, 1998, and December 31, 1997, the Company's investment in mortgage-backed securities comprised approximately
69.5 and 69.5 percent of the total securities and consisted mainly of CMO's and mortgage pools issued by GNMA, FNMA and FHLMC. As such, these securities are backed directly or indirectly by the Federal Government. The Company uses Bloomberg analytics to evaluate and monitor all purchases. At September 30, 1998, the securities in the HTM portfolio had a two and one-half year average life, with a potential for approximately 11 percent price depreciation should rates increase 300 basis points and approximately 5 percent price appreciation should rates decrease 300 basis points. The securities in the AFS portfolio had a one year average life and a potential for approximately 6 percent price depreciation should rates move up 300 basis points and approximately 2 percent price appreciation should rates move down 300 basis points. As of September 30, 1998, all mortgage-backed securities are performing in a manner consistent with management's original expectations.

     The Company's AFS portfolio is managed with consideration given to factors such as the Company's capital levels, growth prospects, asset/liability structure and liquidity needs. At September 30, 1998, the AFS portfolio constituted 23.2 percent of the total security portfolio. During the first nine months of 1998, purchases for the AFS and HTM portfolios were $52,482,000 and $131,919,000 and sales from the AFS portfolio totaled $47,090,000. The securities sold from the AFS portfolio were primarily U. S. Treasuries and mortgage-backed securities and were part of a restructuring relating to the recent branch acquisitions and opportunities related to the current rate environment. At September 30, 1998, the net after-tax unrealized gain in the AFS portfolio included in stockholders' equity was $154,000, a decrease of $531,000 from the unrealized gain included in stockholders' equity at December 31, 1997. Future investment activity is difficult to predict, as it is dependent upon loan and deposit trends and other factors. Management has decided to adopt SFAS No. 133 as of October 1, 1998 and will transfer securities from the held-to-maturity portfolio to the available-for-sale portfolio as permitted by this Statement. This will provide the Company increased ability to take advantage of the unrealized gains in the investment portfolio and provide additional liquidity for future growth. There are no immediate plans to sell any of the securities transferred to the AFS portfolio.

     As previously indicated, total loans increased $36,960,000 to $495,594,000 as of September 30, 1998, from $458,634,000 at December 31, 1997.
Loan growth is net of loans reclassified to other real estate and loans sold. The Company continues to experience good loan demand. Commercial loans at September 30, 1998, increased 12.9 percent from the level at December 31, 1997. Retail loans at September 30, 1998, increased 6.6 percent from December 31, 1997. Real estate loans (excluding mortgages held-for-sale) decreased 9.5 percent from December 31, 1997. The balances in the real estate loan portfolio are impacted by the sale of real estate mortgages in the secondary market and the level of refinance and new mortgage activity in the existing rate environment.

     The Company had 62.2 percent of its loans concentrated in commercial loans at September 30, 1998, and 59.5 percent at December 31, 1997. Traditionally, this type of lending may have more credit risk than other types of lending. This is attributed to the fact that individual commercial loans are generally larger than residential real estate and retail loans, and because the type of borrower and purpose of commercial loans are not as homogeneous as with residential and retail customers. The Company manages this risk by pricing to the perceived risk of each individual credit, and by diversifying the portfolio by customer, product, industry and geography. Customer diversification is accomplished through an administrative loan limit of $7,500,000. Product diversification is accomplished by offering a wide variety of financing options. Management reviews the loan portfolio to ensure loans are diversified by industry. The loan portfolios are distributed throughout the Company's principal trade area, which encompasses fourteen counties in Indiana. Other than loans disclosed elsewhere in this filing as past-due, impaired, nonaccrual or restructured, the Company is not aware of any loans classified for regulatory purposes at September 30, 1998, that are expected to have a material impact on the Company's future operating results, liquidity or capital resources. The Company is not aware of any material credits in which there is serious doubt as to the borrower's ability to comply with the loan repayment terms, other than those disclosed as past due, impaired, nonaccrual or restructured.

     The Company continues to actively serve the mortgage needs of its CRA defined market area by originating both conforming and nonconforming real estate mortgages. During the first nine months of 1998, the Company originated mortgages for sale totaling $46,016,000 as compared to $18,064,000 during the first nine months of 1997. This program of mortgage sales continues to produce the liquidity needed to meet the mortgage needs of the markets served by the Company, and to generate a long-term servicing portfolio. As a part of the CRA commitment to making real estate financing available in all markets, the Company continues to originate non-conforming loans that are held to maturity or prepayment.

     Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the original terms of the loan. Loans renegotiated as troubled debt restructurings totaled $1,307,000 at September 30, 1998, as compared to $1,377,000 at December 31, 1997. The loans classified as troubled debt restructurings at September 30, 1998, are performing in accordance with the modified terms.

     Based upon state banking regulations, the Company's September 30, 1998 legal loan limit was approximately $9,644,000. The legal loan limit will continue to increase as the Company's combined equity and allowance for loan losses continues to increase. At its January 13, 1998 meeting, the Company's Board of Directors increased the Company's policy limit to $7,500,000 for any one borrower.

     For the first nine months of 1998, deposits have been increasing faster than loans, partially due to the approximately $34,000,000 in deposits assumed in acquisitions during the first quarter of 1998. The increase in loans is also affected by the sale of mortgage loans in the secondary market as discussed earlier. Demand accounts, which are noninterest-bearing, have increased $4,234,000 during the first nine months of 1998, and other transaction accounts have decreased $14,241,000 during the same period. During this period there has been a significant increase in time deposits which increased $105,688,000 or 26.9 percent. Approximately $30 million of time deposits were assumed in the acquisitions in February, 1998. During this nine-month period, loans increased $38,556,000 or 8.4 percent. As a result of these loan and deposit trends, the Company's average daily loans/deposits ratio amounted to 69.8 percent at September 30, 1998, which is a decrease from
77.2 percent at year-end 1997. The Company's average daily loans/total deposits and repurchase agreements ratio amounted to 65.4 percent at September 30, 1998. This is a decrease from 72.8 percent at year-end 1997.

     The Company's primary market risk exposure is interest rate risk. The Company does not have a material exposure to foreign currency exchange risk, does not own any derivative financial instruments and does not maintain a trading portfolio. The Company, through its Asset/Liability Committee (ALCO), manages interest rate risk by monitoring both its GAP position and the computer simulated earnings impact of various rate scenarios. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit ALCO needs. The current long-term guideline approved by the Board of Directors defines a neutral rate sensitivity ratio (GAP/Total Assets) as plus or minus 20 percent. However, the ALCO is authorized to manage this ratio outside these limits on a short-term basis, as the committee's expectation of interest rates dictates. Management has estimated that, as of September 30, 1998, the Company's GAP/Total Assets ratios were (13.8) percent, (16.6) percent, and (17.7) percent for the three, six, and twelve-month time periods. For this analysis, savings accounts have been assumed to be repriceable beyond twelve months, and therefore are not included as repriceable liabilities in each of these ratios. The December 31,

1997, three, six, and twelve-month GAP ratios were (6.3) percent, (7.3) percent, and (9.6) percent. The change in the GAP percentages reflect the shortening of the liabilities as might be expected in a low rate environment.

     Management supplements the GAP analysis with a computer simulation approach to manage the interest rate risk of the Company. This computer simulation analysis measures the net interest income impact of a 300 basis point change in interest rates during the next 12 months. If the change in net interest income is less than 3 percent of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At September 30, 1998, the Company's potential pretax exposure was within the Company's policy limit. This policy was last reviewed and approved by the Board of Directors in May, 1998.

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

                          (Intentionally left blank)

                                                QUANTITATIVE MARKET RISK DISCLOSURE

                                                           Principal/Notional Amount Maturing in:
                                                                    (Dollars in thousands)                               Fair
                                                                                                                         Value
                                           Year 1     Year 2     Year 3     Year 4     Year 5   Thereafter    Total     9/30/98
                                        ----------  ---------  ---------  ---------  ---------  ----------  ---------  ---------
Rate sensitive assets:
  Fixed interest rate loans             $   85,704  $  38,273  $  33,028  $  16,444  $  23,438  $   19,192  $ 216,079  $ 220,521
  Average interest rate                       8.62%      8.94%      8.75%      8.69%      8.51%       7.89%      8.62%
  Variable interest rate loans          $  233,467  $   2,375  $   1,972  $   1,949  $   1,759  $   41,105  $ 282,627  $ 282,937
  Average interest rate                       9.25%      7.83%      7.99%      8.08%      8.03%       7.33%      8.93%
  Fixed interest rate securities        $   68,778  $  62,504  $  54,400  $  34,251  $  16,049  $   82,840  $ 318,822  $ 323,387
  Average interest rate                       6.65%      6.45%      6.35%      6.46%      6.57%       5.80%      6.31%
  Variable interest rate securities     $    1,755  $   1,184  $     820  $     566  $     389  $      385  $   5,099  $   4,921
  Average interest rate                       6.51%      6.50%      6.51%      6.52%      6.53%       8.08%      6.74%
  Other interest-bearing assets         $      354  $       0  $       0  $       0  $       0  $        0  $     354  $     354
  Average interest rate                       4.35%                                                             4.35%
Rate sensitive liabilities:
  Non-interest bearing checking         $    5,029  $   4,487  $     812  $     774  $   1,131  $   84,469  $  96,702  $  96,702
  Average interest rate
  Savings & interest bearing checking   $    8,585  $   7,751  $   6,884  $   6,253  $   5,013  $   78,177  $ 112,663  $ 112,663
  Average interest rate                       2.14%      2.17%      2.17%      2.17%      2.17%       2.44%      2.35%
  Time deposits                         $  414,175  $  56,055  $  15,307  $   7,787  $   4,199  $    1,786  $ 499,309  $ 503,855
  Average interest rate                       5.33%      5.77%      5.69%      6.26%      5.73%       5.95%      5.47%
  Fixed interest rate borrowings        $  110,165  $   9,800  $     500  $       0  $       0  $   19,323  $ 139,788  $ 141,515
  Average interest rate                       5.23%      6.05%      5.82%                             9.00%      5.81%
  Variable interest rate borrowings     $   10,000  $       0  $       0  $       0  $       0  $        0  $  10,000  $  10,000
  Average interest rate                       5.38%                                                              5.38%

     The Company is a member of the FHLB of Indianapolis. Membership has enabled the Company to participate in the housing programs sponsored by the FHLB, thereby enhancing the Company's ability to offer additional programs throughout its trade area. The Board of Directors of the Company passed a resolution authorizing the Company to borrow up to $50 million under the FHLB program. As of September 30, 1998, the borrowings from the FHLB totaled $25,350,000 with $4,000,000 due December 7, 1998, $10,000,000 due December 28,
1998, $10,000,000 due April 27, 1999, $1,300,000 due June 24, 2003, and
$50,000 with annual payments maturing on January 15, 2018. All borrowings are collateralized by residential real estate mortgages. Membership in the FHLB requires an equity investment in FHLB stock. The amount required is computed annually, and is based upon a formula which considers the Company's total investment in residential real estate loans, mortgage-backed securities and any FHLB advances outstanding at year-end. The Company's investment in FHLB stock at September 30, 1998, was $2,844,000.

     The Federal Deposit Insurance Corporation's (FDIC) risk based capital regulations require that all banks maintain an 8.0 percent total risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0 percent Tier I leverage capital ratio, a 6.0 percent Tier I risk based capital ratio and a 10.0 percent total risk based capital ratio. As of September 30, 1998, the Company's ratios were 6.2 percent, 10.0 percent and
11.5 percent, excluding the SFAS No. 115 adjustment. The ratios reported at December 31, 1997 were 7.4 percent, 10.6 percent and 12.4 percent and ratios reported at September 30, 1997 were 6.5 percent, 10.0 percent and 11.2 percent. The September 30, 1998 and December 31, 1997 ratios include the maximum amount of the trust preferred securities allowed by regulations. Current regulations limit the amount of trust preferred securities included in Tier I capital to the greater of the amount of the trust preferred securities or 25 percent of the total Tier I capital. All ratios continue to be above "well capitalized" levels.

     In June, 1998, the Company was examined by the Indiana Department of Financial Institutions (DFI) and the FDIC as of March 31, 1998. Management is not aware of any regulatory recommendations that, if implemented, would have a material effect on liquidity, capital or results of operations.

     Total stockholders' equity increased $3,781,000 or 7.8 percent from December 31, 1997, to $52,037,000 at September 30, 1998. Net income of $5,909,000, less dividends of $1,451,000, less the decrease in the accumulated other comprehensive income of $531,000, less $146,000 for the cost of treasury stock acquired comprise this increase.

     Total Company assets have grown from $385,511,000 at September 30, 1993, to $916,666,000 at September 30, 1998. This is an increase of $531,155,000 or
137.8 percent which equates to an 18.9 percent rate of growth per year. Stockholders' equity has increased from $26,613,000 to $52,037,000 for the same time period. That is an increase of $25,424,000 or 95.5 percent which equates to a 14.4 percent rate of growth per year. Net income for the nine months ended September 30, 1993, compared to the net income for the same period of 1998, increased $2,528,000 or 74.8 percent from $3,381,000 to $5,909,000. From September 30, 1993, to September 30, 1998, the number of Lake City Bank offices increased from 20 to 42. This growth has been funded through results of operation, issuance of trust preferred securities and existing capital. There are no guarantees that past rates of growth will be continued in future periods.

RESULTS OF OPERATIONS

Net Interest Income

     For the nine-month period ended September 30, 1998, total interest and dividend income increased $8,292,000 or 21.3 percent to $47,216,000, from $38,924,000 during the same nine months of 1997. Interest and dividend income increased $3,022,000 or 22.6 percent for the three-month period ending September 30, 1998, as compared to the three-month period ending September 30, 1997. Daily average earning assets for the first three quarters of 1998 increased to $782,855,000, a 25.0 percent increase over the same period in 1997. For the third quarter alone, the daily average earning assets increased to $814,551,000 a 26.9 percent increase over the daily average earning assets of the third quarter of 1997. The tax equivalent yields on average earning assets decreased by 23 basis points for the nine-month period ending September 30, 1998, when compared to the same respective period of 1997. For the three-month period ending September 30, 1998, this yield decreased 24 basis points from the yield for the three-month period ending September 30, 1997.

     The liquidity resulting from the branch acquisitions in 1998 and in the fourth quarter of 1997 has had a negative effect on the interest margin. The decrease in the yield on average earning assets reflects the funds relating to purchases of deposits from other banks in late 1997 and early 1998 being invested in securities until they can be more profitabily employed into loans, plus reductions in the yields on both loans and securities. The decrease in yields reflects the current low-rate environment along with the level of competition in the markets served. The yield on securities is historically lower than the yield on loans and increasing the ratio of securities to total earning assets will normally lower the yield on earning assets. The ratio of average daily securities to average earning assets for the first three quarters of 1998 was 37.4 percent compared to 34.1 percent for the same period of 1997. For the third quarter of 1998 alone this ratio was 39.1 percent compared to 34.1 percent for the third quarter of 1997. In addition, the overall tax equivalent yield on loans decreased 15 and 10 basis points when comparing the nine-month and three-month periods ending September 30, 1998 and 1997. The yield on securities decreased 9 and 15 basis points for the same respective periods. Further decreases in yields are anticipated due to the September 30, 1998 and October 16, 1998 reductions of the prime rate.

     The decrease in the yields on loans was offset by the increase in loan balances. The average daily loan balances for the first nine months of 1998 increased 17.9 percent over the average daily loan balances for the same period of 1997. The average daily loan balances for the three-months ending September 30, 1998 increased 17.4 percent over the average daily loan balances for the three months ending September 30, 1997. The increase in the loan balances, offset by a decrease in the loan yields, resulted in total loan income increasing $4,543,000 when comparing the first nine months of 1998 to the first nine months of 1997, and increasing $1,592,000 when comparing the three months of the third quarter of 1998 to the same period of 1997.

     Income from securities totaled $13,786,000 for the first nine months of 1998, an increase of $3,555,000 or 34.8 percent over the amount for the same period of 1997. The income from securities for the three-month period ending September 30, 1998 was $4,943,000 as compared to $3,517,000 for the three-month period ending September 30, 1997. These increases were the result of the increases in the average daily balances of securities offset by the decreases in the yields on securities. The average daily balances of securities for the three and nine-month periods ending September 30, 1998 increased $99,791,000 and $79,050,000 when compared to the same periods of the prior year.

     Income from short-term investments amounted to $418,000 for the nine-month period ended September 30, 1998 and $83,000 for the three-month period ended September 30, 1998. This compares to $224,000 and $79,000 for the same respective periods in 1997. The difference in the short-term investment income for the nine months ending September 30, 1998, compared to the nine months ending September 30, 1997, results from a higher average balance in short-term investments during the first nine months of 1998, $10,292,000 versus $5,746,000, with only a 3 basis point reduction in the tax equivalent yield. The higher income for the three months ending September 30, 1998, as compared to the three months ending September 30, 1997, is due to a $539,000 increase in the average daily balance offset by a 34 basis point decrease in the tax equivalent yield.

     Total interest expense increased $6,261,000 or 30.6 percent to $26,747,000 for the nine-month period ended September 30, 1998, from $20,486,000 for the nine-month period ended September 30, 1997, and it increased $2,114,000 or 29.2 percent for the three-month period ended September 30, 1998, from the $7,240,000 for the three-month period ended September 30, 1997. This is a result of the overall growth of deposits (including growth in existing offices and growth resulting from acquisitions), the change in the deposit mix and the issuance during 1997 of trust preferred securities. On an average daily basis, total deposits (including demand deposits) increased 33.6 percent and 33.7 percent for the nine and three-month periods ended September 30, 1998, as compared to the similar periods ended September 30, 1997. When comparing these same periods, the average daily balances of the demand deposit accounts rose $24,553,000 and $22,980,000 while the average daily balances of savings and transaction accounts combined rose $13,561,000 and $16,926,000. The average daily balance of time deposits, which pay a higher rate of interest as compared to demand deposit and transaction accounts, increased $124,876,000 and $125,266,000 for the nine and three months ended September 30, 1998, compared to the nine and three months ended September 30, 1997. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 33.6 percent and 33.7 percent for the nine and three-month periods ended September 30, 1998, as compared to the nine and three-month periods ended September 30, 1997. The Company's daily cost of funds during the nine-month period ended September 30, 1998, increased 5 basis points when compared to the same period of 1997, and decreased 7 basis points when comparing the three-month periods ended September 30, 1998 and September 30, 1997. The Company's daily cost of funds also reflects the impact of 9 percent trust preferred securities issued in August, 1997. The interest related to these securities is included in interest expense on long-term debt.

     The net effect of all factors affecting total interest and dividend income and total interest expense was to increase net interest income. For the nine-month period ended September 30, 1998, net interest income totaled $20,469,000, an increase of 11.0 percent or $2,031,000 over the first nine months of 1997. For the three-month period ended September 30, 1998, net interest income totaled $7,012,000, an increase of $908,000 or 14.9 percent over the three months ended September 30, 1997.

     The variation in net interest income reflects the effects of the deposits assumed in the recent branch acquisitions, both in how the funds have been employed and the types of deposits assumed. It also reflects both local and national market conditions as well as the ALCO's efforts to manage the margin and asset growth.

Provision for Loan Losses

     It is the policy of the Company to maintain the allowance for loan losses at a level that is deemed appropriate based upon loan loss experience, the nature of the portfolio, the growth of the portfolio and the evaluation of the economic outlook. Special consideration is given to nonperforming and nonaccrual loans as well as factors that management feels deserve recognition. The Company maintains a quarterly loan review program designed to provide reasonable assurance that the allowance is maintained at an appropriate level and that changes in the status of loans are reflected in the financial statements in a timely manner. The adherence to this policy may result in fluctuations in the provision for loan losses. Consequently, the increase in net interest income before provision for loan losses, discussed above, may not necessarily flow through to the net interest income after provision for loan losses.

     The process of identifying credit losses that may occur based upon current circumstances is subjective. Therefore, management maintains a general allowance to cover all credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the allowance for loan losses is as follows:

     1. Management reviews the larger individual loans (primarily in the commercial loan portfolio) for unfavorable collectibility factors (including impairment) and assesses the requirement for specific reserves on such credits. For those loans not subject to specific reviews, management reviews previous loan loss experience to establish historical ratios and trends in charge-offs by loan category. The ratios of net charge-offs to particular types of loans enables management to establish estimated losses by loan category and thereby establish appropriate reserves for loans not specifically reviewed.

     2. Management reviews the current and anticipated economic conditions of its lending market to determine the effects on the loan portfolio by loan category, in addition to the effects on the loan portfolio as a whole.

     3. Management reviews delinquent loan reports to determine risk of loss. High delinquencies are generally indicative of an increase in loan losses.

     Given this methodology for determining the adequacy of the allowance for loan losses, the provision for loan losses was higher in 1998, as compared to 1997. The provision amounted to $360,000 and $180,000 for the nine-month periods ended September 30, 1998 and 1997. These provisions reflect the growth of the loan portfolio, the levels of past due accruing loans (90 days or more) and nonaccrual loans over the same periods. These levels of non-performing loans reflect both the general economic conditions that have promoted growth and expansion in the Company's trade area during the last several years, and a credit risk management strategy that promotes diversification.

     As of September 30, 1998, loans delinquent 90 days or more that were included in the accompanying financial statements as accrual loans totaled approximately $263,000. At September 30, 1998, there were loans totaling $542,000 on nonaccrual. At December 31, 1997, there were $305,000 in loans delinquent 90 days or more included as accruing loans in the financial statements and $1,058,000 in nonaccrual loans.

     At September 30, 1998, 71.8 percent of the Company's allowance for loan losses was classified as unallocated as compared to 57.7 percent classified as unallocated at December 31, 1997. To a large extent, this reflects the growth in total loans with the concentration of growth in the commercial loan portfolio. With the commercial loan growth and the expansion into new markets, management believes that it is prudent to continue to provide for loan losses, due to the inherent credit risk involved in the commercial loan portfolio.

     As part of the loan review process, management also reviews all loans classified as `special mention' or below, as well as other loans that might warrant application of SFAS No. 114 as amended by SFAS No. 118, `Accounting by Creditors for Impairment of a Loan'. As of September 30, 1998, no loans were classified as impaired. Loans classified as impaired as of June 30, 1998 were paid, and no material loss was incurred. No loans were classified as impaired as of December 31, 1997.

     Following is a summary of the loan loss experience for the nine months ending September 30, 1998, and the year ending December 31, 1997.

                          (Intentionally left blank)

                                            September 30,  December 31,
                                                1998          1997
                                            ------------- -------------
                                                   (in thousands)

Amount of loans outstanding                 $     495,594  $     458,634
                                            -------------  -------------
Average daily loans outstanding for
  the period                                $     478,240  $     414,033
                                            -------------  -------------

Allowance for loan losses at the
  beginning of the period                   $       5,308  $       5,306

Charge-offs
 Commercial                                             9             99
 Real estate                                            0             33
 Installment                                          248            190
 Credit card and personal credit lines                 54             37
                                            -------------   ------------
    Total charge-offs                                 311            359

Recoveries
 Commercial                                            43             18
 Real estate                                            0              0
 Installment                                           43             66
 Credit card and personal credit lines                  3              8
                                            -------------   ------------
    Total recoveries                                   89             92
                                            -------------   ------------
Net charge-offs                                       222            267

Provision charged to expense                          360            269
                                            -------------   ------------
Allowance for loan losses at the end of
 the period                                 $       5,446   $      5,308
                                            =============   ============

Ratio of annualized net charge-offs during
 the period to average daily loans during
 the period:
 Commercial                                        (0.01%)         0.02%
 Real estate                                        0.00%          0.01%
 Installment                                        0.06%          0.03%
 Credit card and personal credit lines              0.01%          0.01%
                                            -------------   ------------
 Total                                              0.06%          0.07%
                                            =============   ============

     Net interest income after provision for loan losses totaled $20,109,000 and $6,892,000 for the nine and three-month periods ended September 30, 1998. This represents increases of 10.1 percent and 14.0 percent over the same respective periods ended September 30, 1997.

Noninterest Income

     Total noninterest income increased $2,690,000 or 48.9 percent to $8,191,000 for the nine-month period ended September 30, 1998, from $5,501,000 recorded for the nine-month period ended September 30, 1997. Total noninterest income for the three-month period ended September 30, 1998, was $3,020,000 which was $1,004,000 or 49.8 percent higher than the noninterest income for the three months ended September 30, 1997.

     Trust fees, which represent basic recurring service fee income, decreased $10,000 or 1.1 percent to $897,000 for the nine-month period ended September 30, 1998, as compared to $907,000 for the first nine months of 1997. Increases in testamentary trust fees, stock transfer fees and agency fees were offset by declines in employee benefit plan fees, living trust fees and executorship fees. For the three-month period ended September 30, 1998, trust fees were $275,000, an increase of $8,000 over the fees for the same period in 1997.

     Service charges on deposit accounts increased 18.6 percent or $455,000 during the nine-month period ended September 30, 1998, totaling $2,908,000, as compared to the same period in 1997. These service charges increased $146,000 for the three-month period ended September 30, 1998, over the amount recorded for the three-month period ended September 30, 1997. Fees on the LCB Club account (the Company's low cost checking account service), business checking account fees and overdraft fees were the primary sources for the increase. This increase also reflects the increase in deposit accounts associated with the recent acquisitions and growth of existing offices.

     Other income (net) consists of normal recurring fee income, as well as other income that management classifies as nonrecurring. Other income (net) increased 31.6 percent or $558,000 to $2,325,000 for the nine-month period ended September 30, 1998, as compared to the same period in 1997. It increased $103,000 or 14.8 percent for the three months ended September 30, 1998, as compared to the same months in 1997. The major increases in other income were the result of the gain on the sale of an office in the first quarter of 1998, increases in discount brokerage income and increases in ATM fees. Other income also includes approximately $60,000 of gains on other real estate relating to the liquidation of a loan classified as impaired as of June 30, 1998. The gain is offset by approximately $64,000 of expenses included in other expense.

     The profits from the sale of mortgages during the nine-month period ended September 30, 1998, totaled $1,067,000, as compared to $392,000 during the same period in 1997. For the third quarter of 1998 only, these profits were

$440,000 as compared to $168,000 for the same period in 1997. These increases reflect the increase in the volume of mortgages sold during the first nine months of 1998, as compared to the sales during the first nine months of 1997. During the first nine months of 1998, mortgages totaling $44,419,000 were sold on the secondary market compared to $17,822,000 sold during the same period of 1997.

     Net investment security gains (losses) amounted to $994,000 and $475,000 for the nine and three-month periods ended September 30, 1998, as compared to $(18,000) and $0 for the nine and three-month periods ended September 30, 1997. In the first nine months of 1998, the security gains were primarily resulted from the sales of securities from the AFS portfolio with minor losses recorded from special calls of municipal securities in the HTM portfolio. In the first nine months of 1997, special calls of zero coupon bonds were responsible for the small losses.

Noninterest Expense

     Noninterest expense increased $4,934,000 or 33.7 percent to $19,571,000 for the nine-month period ended September 30, 1998, as compared to the first nine months of 1997. Noninterest expense increased $1,903,000 or 36.9 percent when comparing the three months ended September 30, 1998, to the three months ended September 30, 1997.

     For the nine months ended September 30, 1998, salaries and employee benefits increased to $10,297,000, a $2,178,000 increase or 26.8 percent as compared to the first nine months of 1997. When comparing the three months ended September 30, 1998, to the same period in 1997, the increase was $800,000 or 28.0 percent. These increases reflect the staffing of eight new offices opened during 1997, three offices opened during 1998, as well as normal salary increases. Total employees increased to 465 at September 30, 1998, from 399 at September 30, 1997. The increase in total employees includes increases in branch personnel for the branches opened along with increases in clerical and administrative staff relating to the growth of the Company.

     For the nine and three-month periods ended September 30, 1998, occupancy and equipment expenses were $2,908,000 and $1,088,000, a $547,000 increase or
23.2 percent and $284,000 or 35.3 percent from the same periods one year ago. This performance reflects the ordinary timing differences incurred with these types of expenses, as well as additional expense related to the new locations added and investments to remain competitive. These expenses are expected to continue to increase with the Company's continued growth and expansion.

     For the nine-month period ended September 30, 1998, other expenses totaled $6,366,000 as compared to $4,157,000 during the same period in 1997. This is an increase of 53.1 percent or $2,209,000. For the third quarter of 1998 compared to the third quarter of 1997, the increase was $819,000 or 54.8 percent. When comparing the first nine months of 1998 to the same period of 1997, significant increases were noted in corporate and business development fees (up $205,000 or 28.2 percent), data processing fees (up $317,000 or 37.0 percent), supplies, postage and phone (up $551,000 or 55.3 percent), and courier and delivery fees (up $116,000 or 83.1 percent). When comparing the three months ending September 30, 1998, to the same period of 1997, significant increases were noted in the same expenses, except for courier and delivery, corporate and business development expense increased 32.6 percent, data processing expense increased 42.0 percent, supplies, postage and phone increased 85.6 percent. The amortization of intangibles totaled $698,000 for the first nine months of 1998 and $225,000 for the third quarter only of 1998. The amortization of intangibles relates to the offices acquired during 1998 and the fourth quarter of 1997.

Income Before Income Tax Expense

     As a result of the above factors, income before income tax expense was $8,729,000 for the first nine months of 1998, as compared to $9,122,000 for the same period in 1997. For the three months ended September 30, 1998, income before income taxes was $2,853,000 as compared to $2,904,000 for the three months ended September 30, 1997.

Income Tax Expense

     Income tax expense decreased to $2,820,000 for the first nine months of 1998, as compared to $3,225,000 for the same period in 1997. This is a $405,000 or 12.6 percent decrease. Income tax expense for the third quarter of 1998 decreased $53,000 or 5.1 percent as compared to the third quarter of 1997. These decreases are a result of lower income before taxes, adjustments in deferred tax assets and additional municipal income.

     The combined State franchise tax expense and the Federal income tax expense as a percent of income before income tax expense decreased to 32.3 percent during the first nine months of 1998, as compared to 35.4 percent during the same period in 1997. It decreased to 34.4 percent for the three months ended September 30, 1998, as compared to 35.6 percent for the same three months in 1997. Currently the State franchise tax rate is 8.5 percent and is a deductible expense for computing Federal income tax.

Net Income

     As a result of all factors indicated above, net income increased to $5,909,000 for the first nine months of 1998, an increase of $12,000 from the $5,897,000 recorded over the same period in 1997. For the three months ended September 30, 1998, net income was $1,872,000 as compared to $1,870,000 for the three months ended September 30, 1997. Basic earnings per share for the first nine months of 1998 were $1.02 per share, which equaled the $1.02 per share for the first nine months of 1997, and $.33 per share for the three-month period ended September 30, 1998 as compared to the $.33 per share for the same period of 1997. The 1997 earnings per share have been restated to reflect a two-for-one stock split on May 15, 1998. Diluted earnings per share reflect the stock options granted during the second quarter of 1998 under the employee stock option plan approved by the shareholders in April, 1998. The stock options did not have a significant impact on earnings per share as diluted earnings per share are the same as the basic earnings per share for both the nine-month and three-month periods ended September 30, 1998.

Year 2000 Issues

     The Company relies heavily on computer technology to provide its products and services. Competitive pressures also require the Company to invest in and utilize current technology. Due to the reliance on this technology, the Year 2000 issue will have a pervasive effect on the Company's products, especially those with interest calculations, and the services it provides. It will also have an impact on the items necessary to remain competitive including customer information, and customer conveniences such as ATM's, telephone banking and debit cards. In discussing the Year 2000 issue, management will use various estimates and projections relating to costs, percentages or stages of completion, possible scenarios and contingency plans. These are only estimates and projections. Actual costs, percentage or stage of completion and outcomes may be different from management's estimates and projections. Although management believes it is taking all the steps necessary to prepare for Year 2000, there are many factors beyond management's control and ability to foresee that may have a significant impact on future events.

     The Company is taking a proactive approach to the Year 2000 issue. A Year 2000 Committee has been formed and is comprised of representatives from all major departments and includes involvement of an Executive Officer to provide senior management support and to report periodically to the Board of Directors on the Year 2000 effort. The committee has developed a plan of action to ensure the Company addresses the critical Year 2000 issues. A master inventory of all software and hardware in use by the Company has been compiled. All software vendors were requested to provide a written statement regarding their Year 2000 efforts and compliance. FiServ, Pittsburgh, PA, is the primary data processing vendor the Company uses. FiServ processes all the major applications for the Company including deposits, loans, and general ledger. FiServ is one of the leading data processing vendors for the banking industry and has indicated a commitment to being Year 2000 compliant by December, 1998. In addition, as part of the banking industry, they are periodically examined by regulatory agencies regarding their Year 2000 efforts to help ensure their systems will be Year 2000 compliant. FiServ maintains a website on the Internet and specifically addresses their Year 2000 efforts and have indicated their systems will be reviewed for Year 2000 compliance by McGladrey and Pullen. Recent communications from FiServ indicate they are still on schedule for compliance.

     The support and network software the Company uses is purchased from outside vendors. Any software where the vendor was unable to confirm the software is Year 2000 compliant, or did not provide a statement on Year 2000 compliance, was evaluated to determine the potential impact of noncompliance and availability of alternative compliant software. The review of all the software is complete and Year 2000 compliant software is being installed to replace software determined to be non-compliant or for which no certification of compliance was provided. The Company has developed a software testing plan which was submitted to the regulators in October, 1998. This plan substantially meets all FFIEC guidelines and the Company is on schedule to meet all plan deadlines.

     The hardware the Company uses primarily consists of personal computers, ATM's and communications equipment. All personal computers have been tested by Company personnel for Year 2000 compliance. The vendors of the ATM's and back room processing equipment used by the Company have been contacted regarding the compliance of the models used by the Company. The testing of hardware was approximately 50 percent complete as of September 30, 1998. All hardware failing the tests or known to be noncompliant was evaluated as to the possible effect of noncompliance and the need for replacement. Several hardware purchases were accelerated due to Year 2000 issues. The hardware testing plan the Company is following was submitted to the regulators in October 1998. This plan substantially meets all FFIEC guidelines and the Company is on schedule to meet all plan deadlines.

     All purchases of software and hardware are processed through the Network Services Department of the Company. This is intended to ensure all new software and hardware or upgrades are compatible with existing systems and are Year 2000 compliant. All non-compliant hardware and software will be taken out of service by June 30, 1999. This hardware and software will be replaced as deemed necessary.

     Other electrical and mechanical equipment are also being evaluated as to reliance on computer software and the possible effect of the Year 2000. Major components of this equipment include security and HVAC (heating, ventilation and air conditioning) equipment. The Company's security officer is to review all security equipment before the end of the fourth quarter, 1998 to determine the reliance on computer systems and the potential impact of the Year 2000 issue. The Company's facilities manager is to evaluate the other equipment such as HVAC and elevators to determine reliance on computer systems and obtain statements as to Year 2000 compliance from vendors as necessary. The evaluation of this equipment was approximately 80 percent complete as of September 30, 1998. No material items had been noted as of that date.

     The potential financial impact on the Company can be segregated into three components: software costs, hardware costs, and other electrical and mechanical equipment costs. For the Company, the potential software costs are not anticipated to be material. The Company does not develop its own software but purchases processing and software from outside vendors. The hardware the

Company uses consists primarily of personal computers, ATM's, telephone systems, and back room equipment such as document processing and imaging equipment. In 1997 the Company began updating its wide and local area networks (WAN/LAN) and its teller platform system as part of its continuing expansion and commitment to technology. The WAN/LAN and teller platform system being installed are Year 2000 compliant. The costs for upgrading to Year 2000 compliant hardware, outside the normal cost of business, are not anticipated to be material based upon the Company's review of its current hardware. The costs for upgrading other electrical and mechanical equipment, such as security equipment and HVAC equipment, is not anticipated to be material. Beginning in 1996, the Company began projects to upgrade its technology and support systems due to the growth the Company was experiencing and anticipated. The costs incurred for these projects were $4.5 million. The costs within these projects specifically related to the Year 2000 issue are difficult to segregate. However, management estimates approximately 20 percent of these project costs are combined software, hardware and other equipment costs related to the Year 2000 issue, including costs of accelerated purchases. This does not include any personnel costs relating to the Year 2000 issue. These projects are substantially complete.

     Other areas of concern being addressed by the committee include vendors that exchange information with the Company electronically, forms and documents that are produced externally, and customers. The Year 2000 compliance could have a major impact on the financial performance of the Company's customers which could affect both deposit relationships and the customer's ability to repay loans. All large corporate lending customers have been contacted regarding their Year 2000 efforts. Large corporate depositors are also being contacted regarding their Year 2000 efforts. Other customers will be evaluated on a case-by-case basis. In addition, the Company has conducted several seminars for corporate customers regarding the Year 2000 issue. These seminars have been well attended.

     Based upon the Company's initial evaluations, becoming Year 2000 compliant is not anticipated to have a material impact on the Company's financial statements. Becoming Year 2000 compliant has had an impact on earnings this year due to additional payroll costs, training costs and accelerated purchases. Management believes it is taking the necessary steps to ensure the Company's systems will be Year 2000 compliant in a timely manner. In July, the FDIC and the Indiana Department of Financial Institutions (DFI) performed a joint exam of the Company's Year 2000 efforts. No significant concerns were brought to the attention of management during this exam.

     As a precaution, management is in the process of developing both bank-wide and functional area contingency plans. The largest risks the Company have are that FiServ will not be able to process and there will be problems with communications or power. Regulators have agreed there are certain systems that, due to the level of reliance on these systems, there is little ability to establish traditional contingency plans. Management considers FiServ, communications and power to be these types of systems. Due to the efforts FiServ has exhibited and the regulatory oversight they are under, the management believes the probability is very small that they will not be ready. The more likely scenario is that one or more of the support applications will not function correctly. That would most likely result in a one to two day delay in posting of customer transactions since the majority of the functions of the non-FiServ applications could be performed manually. Currently the major concerns are power and communications since these are provided by outside sources and the Company has no means to test them. The Company does have a back-up power system to provide power to key areas in the event of a power failure and can transport transaction information physically in the event of communication problems. Both these concerns have been addressed in the Company's contingency plan. As of September 30, 1998, the Company does not anticipate any material financial impact due to any known Year 2000 issues or in the event the most probable worst case scenario occurs.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                              September 30, 1998

                          Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

     There were no submissions of matters to a vote by security holders during the quarter ended September 30, 1998.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                              September 30, 1998


                          Part II - Other Information


Item 6 - Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report:

     None

(b) Reports on Form 8-K:

     There were no reports on Form 8-K filed by the Registrant during the last 44 weeks ending November 6, 1998. A Form S-8 was filed by the Registrant on April 15, 1998.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                              September 30, 1998

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



                        LAKELAND FINANCIAL CORPORATION
                                 (Registrant)




Date: November 11, 1998                   R. Douglas Grant
                                          R. Douglas Grant - Chairman




Date: November 11, 1998                   Terry M. White
                                          Terry M. White - Secretary/Treasurer

                                 EXHIBIT INDEX

   Exhibit
     No.       Description                                  Page
   -------     -------------------------------------------  -----

     27        Financial Data Schedule (EDGAR filing only)