Form 10-K
period 1998-12-31
LAKELAND FINANCIAL CORP
filed 1999-03-18
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the fiscal year ended December 31, 1998
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _____________ to ____________________

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

                                     None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant, computed solely for the purposes of this requirement on the basis of the Nasdaq closing value at February 28, 1999, and assuming solely for the purposes of this calculation that all directors and executive officers of the Registrant are "affiliates": $97,180,974.

     Number of shares of common stock outstanding at February 5, 1999:
5,794,743

                            Cover page 1 of 2 pages

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


     Portions of the following documents are incorporated by reference in the Parts of the 10-K indicated:

             Part                            Document
             ----                            --------

         I, II & IV         Lakeland Financial Corporation's Annual Report to
                            Shareholders for the year ended December 31, 1998, portions of which are incorporated into Parts I, II and IV of this Form 10-K.


             III Proxy statement mailed to shareholders on March 15, 1999, which is incorporated into Part III of this Form 10-K.











































                            Cover page 2 of 2 pages

                                    PART I.


ITEM 1. BUSINESS
----------------

     The Registrant was incorporated under the laws of the State of Indiana on February 8, 1983. As used herein, the terms "Registrant" and "Company" refer to Lakeland Financial Corporation, or if the context dictates, the Lakeland Financial Corporation and its wholly-owned subsidiaries, Lake City Bank, Warsaw, Indiana, and Lakeland Capital Trust, Warsaw, Indiana.

General
-------

     Registrant's Business. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended. The Company owns all of the outstanding stock of Lake City Bank, Warsaw, Indiana, a full service commercial bank organized under Indiana law (the "Bank"), and Lakeland Capital Trust, a statutory business trust formed under Delaware law ("Lakeland Trust"). The Company conducts no business except that incident to its ownership of the outstanding stock of the Bank and the operation of the Bank.

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

     The Bank's main banking office is located at 202 East Center Street, Warsaw, Indiana. As of December 31, 1998, the Bank had 42 offices in fourteen counties throughout north central Indiana.

     Supervision and Regulation.
     ---------------------------

     General

     Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Indiana Department of Financial Institutions (the "DFI"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

     Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, non-interest earning reserves against certain deposit accounts, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than shareholders, of financial institutions.

     The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and its subsidiaries, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material impact on the business of the Company and its subsidiaries.

     Recent Regulatory developments

     Pending Legislation. Legislation has been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its subsidiaries remain well-capitalized and well-managed. At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the Company or the Bank.

     The Company

     General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the"BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require. The Company is also subject to regulation by the DFI under Indiana law.

     Investments and Activities. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state in the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank has been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

     The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, the Company and its non-bank subsidiaries are permitted to engage in a variety of banking-related businesses, including the operations of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

     Federal law also prohibits any person or company from acquiring "control" of a bank or a bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank or a bank holding company.

     Capital Requirement. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

     The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier I capital. The leverage requirement consists of a minimum ratio of Tier I capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier I capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier I capital plus certain other debt and equity instruments which do not qualify as Tier I capital and a portion of the company's allowance for loan and lease losses.

     The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier I capital less all intangible assets), well above the minimum levels.

     Under the Federal Reserve's guidelines, the capital standards described above apply on a consolidated basis to bank holding companies that have more than $150 million in total consolidated assets, but generally apply on a bank-only basis to bank holding companies that have less than $150 million in total assets. As of December 31, 1998, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve's minimum requirements, with a risk based ratio of 10.83% and a leverage ratio of 6.39%.

     Dividends. The Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. This policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can be only funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes or regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

     Federal Securities Regulation. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

     The Bank

     General. The Bank is an Indiana-chartered bank, the deposits of which are insured by the FDIC's Bank Insurance Fund ("BIF"). As a BIF insured, Indiana-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFI, as the chartering authority for Indiana banks, and the FDIC, as administrator of the BIF.

     Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     During the year ended December 31, 1998, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1999, BIF assessments will continue to range from 0% of deposits to 0.27% of deposits.

     The FDIC may terminate the deposit insurance on any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

     FICO Assessment. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF and BIF members became subject to assessments to cover interest payments on outstanding FICO obligations. These FICO assessments are in addition to the amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000, and the final maturity on the FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 1998, the FICO assessment rate for SAIF members ranges between approximately 0.061% of deposits and approximately 0.063% of deposits, while the FICO assessment rate for BIF members ranged from approximately 0.012% of deposits and approximately 0.013% of deposits. During the year ended December 31, 1998, the Bank paid FICO assessments totaling approximately $79,000.

     Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI. During the year ended December 31, 1998, the Bank paid supervisory assessments to the DFI totaling approximately $58,000.

     Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered non-member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier I capital to total assets of 3% for the most highly rated banks with a minimum requirement of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to risk-weighted assets of 8%, at least one-half of which must be Tier I capital. For purposes of these capital standards, Tier I capital and total capital consist of substantially the same components as Tier I capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "The Company -- Capital Requirements").

     The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the FDIC provide that additional capital may be required to take account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

     During the year ended December 31, 1998, the Bank was not required by the FDIC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1998, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 6.55% and a risk-based capital ratio of 10.71%.

     Federal law provides the federal banking regulators with broad powers to take prompt corrective actions to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well-capitalized", "adequately-capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized", in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1998, the Bank was "well-capitalized".

     Dividends. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the aggregate amount of all dividends paid by the Bank during the calendar year, including the proposed dividend, would exceed the sum of: (i) the total net profits of the Bank for that year; and (ii) the retained profits of the Bank for the previous two years. Indiana law defines "net profits" to mean the sum of all earnings from current operations plus actual recoveries on loans, investments and other assets, less the sum of all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal, state, and local taxes.

     The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1998. As of December 31, 1998, approximately $17 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availablitiy of funds for dividends, however, the FDIC may prohibit the payments of dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

     Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

     Safety and Soundness Standards. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In addition, in October, 1998, the federal banking regulators issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

     In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedure to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rate the institution pays on its deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

     Branching Authority. Indiana banks, such as the Bank, have the authority under Indiana law to establish branches anywhere in the State of Indiana, subject to receipt of all regulatory approvals.

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the"Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Indiana has enacted legislation permitting interstate mergers subject to certain conditions, including a prohibition against interstate mergers involving Indiana banks that have been in existence and continuous operation for fewer than five years. Additionally, Indiana law allows out-of-state banks to acquire individual branch offices in Indiana and to establish new branches in Indiana subject to certain conditions, including a requirement that the laws of the state in which the out-of-state bank is headquartered grant Indiana banks authority to acquire and establish branches in such state.

     State Bank Activities. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements, and that the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank

     Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts) as follows: for transaction accounts aggregating $46.5 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $46.5 million, the reserve requirement is $1.395 million plus 10% of the aggregate amount of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

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

     Credit risk: Approximately 64.4% and 59.5% of the Company's loans at December 31, 1998 and December 31, 1997, were commercial in nature (including agri-business and agricultural loans), and, as of both December 31, 1998 and December 31, 1997, the Company estimates that in excess of 90% of its commercial, industrial, agri-business and agricultural real estate mortgage loans, real estate construction mortgage and consumer loans are made within the Bank's basic trade area. Changes in local and national economic conditions could adversely affect credit quality in the Company's loan portfolio.

     Interest rate risk: Although the Company actively manages its interest rate sensitivity, such management is not an exact science. Rapid increases or decreases in interest rates could adversely impact the Company's net interest margin if changes in its cost of funds do not correspond to the changes in income yields.

     Competition: The Company's activities involve competition with other banks as well as other financial institutions and enterprises. Also, the financial service markets have, and likely will continue to, experience substantial changes which could significantly change the Company's competitive environment in the future.

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

     The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently update or revise any forward-looking statements contained in this Report after the date of this Report.

Material Changes and Business Developments
------------------------------------------

     The Company conducts no business except that incident to its ownership of the stock of the Bank, the collection of dividends from the Bank, and the disbursement of dividends to shareholders. During the period from 1985 to 1987, the Company owned all of the outstanding shares of Lakeland Mortgage Corp., a mortgage lending and servicing corporation doing business in Indiana. Lakeland Mortgage Corp. discontinued business operations on December 15, 1987. The Company continued to own all of the stock of Lakeland Mortgage Corp. until 1992, during which year, Lakeland Mortgage Corp. was liquidated and all stock was redeemed.

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

     The Bank competes for loans principally through the range and quality of services it provides, interest rates and loan fees. The Bank believes that its convenience, quality service and hometown approach to banking enhances its ability to compete favorably in attracting and retaining individual and business customers. The Bank actively solicits deposit-related customers and competes for customers by offering personal attention, professional service and competitive interest rates.

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

     The Bank competes with other major banks for large commercial deposit and loan accounts. The Bank is presently subject to an aggregate maximum loan limit to any single account of approximately $10 million pursuant to Indiana law. This maximum prohibits the Bank from providing a full range of banking services to those businesses or personal accounts whose borrowings periodically exceed this amount. In order to retain at least a portion of the banking business of these large borrowers, the Bank maintains correspondent relationships with other financial institutions. The Bank also participates with local and other banks in the placement of large borrowings in excess of its lending limit. The Bank is also a member of the Federal Home Loan Bank of Indianapolis in order to broaden its mortgage lending and investment activities and to provide additional funds, if necessary, to support these activities.


Foreign Operations
------------------

     The Company has no investments with any foreign entity other than a nominal demand deposit account which is maintained with a Canadian bank in order to facilitate the clearing of checks drawn on banks located in that country. There are no foreign loans.

Employees
---------

     At December 31, 1998, the Company, including its subsidiaries, had 435 full- time equivalent employees. Benefit programs include a pension plan, 401(k) plan, group medical insurance, group life insurance and paid vacations. The Bank is not a party to any collective bargaining agreement, and employee relations are considered good. The Company also has a stock option plan under which stock options may be granted to employees and directors.

Industry Segments
-----------------

     The Company is engaged in a single industry and performs a single service -- commercial banking. On the pages that follow are tables which set forth selected statistical information relative to the business of the Company. This data should be read in conjunction with the consolidated financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in the 1998 Annual Report to Shareholders herein incorporated by reference (attached hereto as Exhibit 13).


                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                             INTEREST RATES AND INTEREST DIFFERENTIAL
                                                     (in thousands of dollars)

                                                                      1998                                  1997
                                                      ------------------------------------   ------------------------------------
                                                        Average     Interest                  Average      Interest
                                                        Balance      Income      Yield(1)      Balance      Income      Yield(1)
                                                      ----------   ----------   ----------   ----------   ----------   ----------
ASSETS
Earning assets:
  Trading account investments                         $        0   $        0        0.00%   $        0   $        0        0.00%

  Loans:
    Taxable (2)                                          486,437       44,225        9.09       410,798       38,265        9.31
    Tax exempt (1)                                         2,899          295       10.18         3,235          345       10.66

  Investments:(1)
    Available-for-sale                                   142,499        9,062        6.36        80,627        5,396        6.69
    Held-to-maturity                                     160,173       10,858        6.78       136,618        9,244        6.77

  Short-term investments                                   9,545          510        5.34         5,275          284        5.38

  Interest bearing deposits                                  133            9        6.77           234           19        8.12
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Total earning assets                                     801,686       64,959        8.10%      636,787       53,553        8.41%
                                                                                ==========                             ==========
Nonearning assets:
  Cash and due from banks                                 36,215            0                    27,479            0

  Premises and equipment                                  25,198            0                    17,961            0

  Other nonearning assets                                 24,324            0                    11,735            0

  Less: allowance for loan losses                         (5,403)           0                    (5,302)           0
                                                      ----------   ----------                ----------   ----------
Total assets                                          $  882,020   $   64,959                $  688,660   $   53,553
                                                      ==========   ==========                ==========   ==========

(1)  Tax exempt income was converted to a fully taxable equivalent basis at a 34 percent tax rate for 1998 and 1997. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983, included the TEFRA adjustment applicable to nondeductible interest expenses. Nonaccrual loans are included in the above analysis as earning assets - loans.

(2)  Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 1998 and
     1997, are included as taxable loan interest income.



                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (cont.)
                                                     (in thousands of dollars)

                                                                      1997                                  1996
                                                      ------------------------------------   ------------------------------------
                                                        Average     Interest                   Average     Interest
                                                        Balance      Income      Yield(1)      Balance      Income      Yield(1)
                                                      ----------   ----------   ----------   ----------   ----------   ----------
ASSETS
Earning assets:
  Trading account investments                         $        0   $        0        0.00%   $        0   $        0        0.00%

  Loans:
    Taxable (2)                                          410,798       38,265        9.31       349,336       32,724        9.37
    Tax exempt (1)                                         3,235          345       10.66         3,475          373       10.73

  Investments:(1)
    Available-for-sale                                    80,627        5,396        6.69        84,145        5,371        6.38
    Held-to-maturity                                     136,618        9,244        6.77       119,892        8,065        6.73

  Short-term investments                                   5,275          284        5.38         4,250          226        5.32

  Interest bearing deposits                                  234           19        8.12           213           19        8.92
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Total earning assets                                     636,787       53,553        8.41%      561,311       46,778        8.33%
                                                                                ==========                             ==========
Nonearning assets:
  Cash and due from banks                                 27,479            0                    24,533            0

  Premises and equipment                                  17,961            0                    14,724            0

  Other nonearning assets                                 11,735            0                     9,424            0

  Less: allowance for loan losses                         (5,302)           0                    (5,382)           0
                                                      ----------   ----------                ----------   ----------
Total assets                                          $  688,660   $   53,553                $  604,610   $   46,778
                                                      ==========   ==========                ==========   ==========

(1)  Tax exempt income was converted to a fully taxable equivalent basis at a 34 percent tax rate for 1997 and 1996. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983, included the TEFRA adjustment applicable to nondeductible interest expenses. Nonaccrual loans are included in the above analysis as earning assets - loans.

(2)  Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 1997 and
     1996, are included as taxable loan interest income.

                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (cont.)
                                                     (in thousands of dollars)


                                                                      1998                                   1997
                                                      ------------------------------------   ------------------------------------
                                                        Average     Interest                   Average     Interest
                                                        Balance      Expense       Rate        Balance      Expense       Rate
                                                      ----------   ----------   ----------   ----------   ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Savings deposits                                    $   55,299   $    1,331        2.41%   $   45,278   $    1,152        2.54%

  Interest bearing checking accounts                      65,895        1,322        2.01        55,063        1,180        2.14

  Time deposits:
    In denominations under $100,000                      326,123       17,234        5.28       230,171       12,406        5.39
    In denominations over $100,000                       142,589        8,267        5.80       109,759        6,445        5.87

  Miscellaneous short-term borrowings                     90,752        4,724        5.21        90,097        4,921        5.46

  Long-term borrowings                                    44,349        3,213        7.24        29,655        1,956        6.60
                                                      ----------    ----------  ----------   ----------   ----------   ----------
Total interest bearing liabilities                       725,007       36,091        4.98%      560,023       28,060        5.01%
                                                                                ==========                             ===========
Non-interest bearing liabilities
 and stockholders' equity:
  Demand deposits                                         98,957            0                    77,276            0

  Other liabilities                                        7,386            0                     6,498            0

  Stockholders' equity                                    50,670            0                    44,863            0
                                                      ----------   ----------                ----------   ----------
Total liabilities and stock-
  holders' equity                                     $  882,020   $   36,091                $  688,660   $   28,060
                                                      ==========   ==========                ==========   ==========

Net interest differential - yield on
  average daily earning assets                                     $   28,868       3.60%                 $   25,493        4.00%
                                                                   ==========   =========                 ==========   ==========



                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (cont.)
                                                     (in thousands of dollars)


                                                                      1997                                   1996
                                                      ------------------------------------   ------------------------------------
                                                        Average     Interest                   Average     Interest
                                                        Balance      Expense       Rate        Balance      Expense       Rate
                                                      ----------   ----------   ----------   ----------   ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Savings deposits                                    $   45,278   $    1,152        2.54%   $   43,847   $    1,118        2.55%

  Interest bearing checking accounts                      55,063        1,180        2.14        53,625        1,178        2.20

  Time deposits:
    In denominations under $100,000                      230,171       12,406        5.39       208,499       11,229        5.39
    In denominations over $100,000                       109,759        6,445        5.87        86,137        4,886        5.67

  Miscellaneous short-term borrowings                     90,097        4,921        5.46        78,823        4,213        5.34

  Long-term borrowings                                    29,655        1,956        6.60        19,624        1,113        5.67
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Total interest bearing liabilities                       560,023       28,060        5.01%      490,555       23,737        4.84%
                                                                                ==========                             ==========
Non-interest bearing liabilities
 and stockholders' equity:
  Demand deposits                                         77,276            0                    69,459            0

  Other liabilities                                        6,498            0                     5,553            0

  Stockholders' equity                                    44,863            0                    39,043            0
                                                      ----------   ----------                ----------   ----------
Total liabilities and stock-
  holders' equity                                     $  688,660   $   28,060                $  604,610   $   23,737
                                                      ==========   ==========                ==========   ==========

Net interest differential - yield on
  average daily earning assets                                     $   25,493        4.00%                $   23,041        4.10%
                                                                   ==========   ==========                ==========   ==========


                                           ANALYSIS OF CHANGES IN INTEREST DIFFERENTIALS
                                                 (fully taxable equivalent basis)
                                                     (in thousands of dollars)

                                                      YEAR ENDED DECEMBER 31,

                                                           1998 Over (Under) 1997(1)              1997 Over (Under) 1996(1)
                                                      ------------------------------------   ------------------------------------
                                                        Volume        Rate         Total       Volume        Rate         Total
                                                      ----------   ----------   ----------   ----------   ----------   ----------
INTEREST AND LOAN FEE INCOME(2)
  Loans:
    Taxable                                           $    6,896   $     (936)  $    5,960   $    5,724   $     (183)  $    5,541
    Tax exempt                                               (35)         (15)         (50)         (26)          (2)         (28)
  Investments:
    Available-for-sale                                     3,947         (281)       3,666         (230)         255           25
    Held-to-maturity                                       1,597           17        1,614        1,131           48        1,179

  Short-term investments                                     228           (2)         226            1           57           58

  Interest bearing deposits                                   (7)          (3)         (10)           1           (1)           0
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Total interest income                                     12,626       (1,220)      11,406        6,601          174        6,775
                                                      ----------   ----------   ----------   ----------   ----------   ----------
INTEREST EXPENSE
  Savings deposits                                           244          (65)         179           35           (1)          34
  Interest bearing checking accounts                         221          (79)         142           31          (29)           2

  Time deposits
    In denominations under $100,000                        5,075         (247)       4,828        1,168            9        1,177
    In denominations over $100,000                         1,904          (82)       1,822        1,382          177        1,559

  Miscellaneous short-term borrowings                         36         (233)        (197)         614           94          708

  Long-term borrowings                                     1,049          208        1,257          640          203          843
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Total interest expense                                     8,529         (498)       8,031        3,870          453        4,323
                                                      ----------   ----------   ----------   ----------   ----------   ----------
INCREASE (DECREASE) IN
  INTEREST DIFFERENTIALS                              $    4,097   $     (722)  $    3,375   $    2,731   $     (279)  $    2,452
                                                      ==========   ==========   ==========   ==========   ==========   ==========


(1)  The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 1998, 1997 and 1996. The changes in volume represent "changes in volume times the old rate". The changes in rate represent "changes in rate times old volume". The changes in rate/volume were also calculated by "change in rate times change in volume" and allocated consistently based upon the relative absolute values of the changes in volume and changes in rate.

(2) Tax exempt income was converted to a fully taxable equivalent basis at a 34 percent tax rate for 1998, 1997 and 1996. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983, included the TEFRA adjustment applicable to nondeductible interest expense.


                                                      ANALYSIS OF SECURITIES
                                                     (in thousands of dollars)

     The amortized cost and the fair value of securities as of December 31, 1998, 1997 and 1996 were as follows:

                                                                1998                     1997                      1996
                                                      -----------------------   -----------------------   -----------------------
                                                       Amortized      Fair      Amortized       Fair      Amortized       Fair
                                                         Cost         Value        Cost         Value        Cost         Value
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Securities available-for-sale:
  U.S. Treasury securities                            $   38,938   $   39,521   $   28,833   $   29,286   $   31,604   $   31,804
  U.S. Government agencies and corporations                1,990        2,030          100          100          500          507
  Mortgage-backed securities                             225,741      225,914       52,746       53,309       46,002       46,332
  Obligations of state and political
    subdivisions                                          56,924       59,112        1,787        1,904        2,081        2,167
  Other debt securities                                    1,005        1,081            0            0        1,000        1,032
                                                      ----------   ----------   ----------   ----------   ----------   ----------
    Total debt securities available-for-sale          $  324,598   $  327,658   $   83,466   $   84,599   $   81,187   $   81,842
                                                      ==========   ==========   ==========   ==========   ==========   ==========

Securities held-to-maturity:
  U.S. Treasury securities                            $        0  $         0   $   21,170   $   21,501   $   17,020   $   17,077
  U.S. Government agencies and corporations                    0            0        2,176        2,246        2,262        2,362
  Mortgage-backed securities                                   0            0      116,788      117,185       83,811       83,719
  Obligations of state and political
    subdivisions                                               0            0       22,418       24,044       21,172       22,095
  Other debt securities                                        0            0        1,007        1,103        1,009        1,120
                                                      ----------   ----------   ----------   ----------   ----------   ----------
    Total debt securities held-to-maturity            $        0   $        0   $  163,559   $  166,079   $  125,274   $  126,373
                                                      ==========   ==========   ==========   ==========   ==========   ==========



                                                  ANALYSIS OF SECURITIES (cont.)
                                                   (Fully Tax Equivalent Basis)
                                                     (in thousands of dollars)

     The weighted average yields (1) and maturity distribution (2) for debt securities portfolio at December 31, 1998, were as follows:

                                                                                        After One      After Five
                                                                           Within          Year           Years          Over
                                                                            One        Within Five     Within Ten         Ten
                                                                            Year           Years          Years          Years
                                                                        ------------   ------------   ------------   ------------
Securities available-for-sale:

U.S. Treasury securities
  Book value                                                            $      5,000   $     33,938   $          0   $          0
  Yield                                                                         5.85%          6.36%

Government agencies and corporations
  Book value                                                                   1,990              0              0              0
  Yield                                                                         7.18

Mortgage-backed securities
  Book value                                                                   2,501         10,871        112,608         99,761
  Yield                                                                         7.60           7.17           7.03           7.78

Obligations of state and political
   subdivisions
  Book value                                                                     220            344          5,968         50,392
  Yield                                                                         6.64           6.79           5.71           5.23

Other debt securities
  Book value                                                                       0          1,005              0              0
  Yield                                                                                       10.13
                                                                        ------------   ------------   ------------   ------------
Total debt securities available-for-sale:
  Book value                                                            $      9,711   $     46,158   $    118,576   $    150,153
  Yield                                                                         6.59%          6.64%          6.96%          6.92%
                                                                        ============   ============   ============   ============

(1)  Tax exempt income was converted to a fully taxable equivalent basis at a 34% rate.
(2)  The maturity distribution of mortgage-backed securities was based upon anticipated payments as computed by using the historic average repayment speed from date of issue.

     There were no investments in securities of any one issuer that exceed 10% of stockholders' equity at December 31, 1998.

                                                    ANALYSIS OF LOAN PORTFOLIO
                                                   Analysis of Loans Outstanding
                                                     (in thousands of dollars)

     The Company segregates its loan portfolio into four basic segments: commercial (including agri-business and agricultural loans), real estate mortgages, installment and personal line of credit loans (including credit card loans). The loan portfolio as of December 31, 1998, 1997, 1996, 1995 and 1994 was as follows:

                                                                      1998         1997         1996         1995         1994
                                                                   ----------   ----------   ----------   ----------   ----------
Commercial loans:
  Taxable                                                          $  343,858   $  269,887   $  226,190   $  192,359   $  173,325
  Tax exempt                                                            2,867        3,065        3,414        3,636        3,207
                                                                   ----------   ----------   ----------   ----------   ----------
Total commercial loans                                                346,725      272,952      229,604      195,995      176,532

Real estate mortgage loans                                             60,555       65,368       60,949       55,948       47,296

Installment loans                                                     100,196       89,107       71,398       58,175       48,228

Line of credit and credit card loans                                   31,020       31,207       20,314       17,499       15,900
                                                                   ----------   ----------   ----------   ----------   ----------
  Total loans                                                         538,496      458,634      382,265      327,617      287,956

Less allowance for loan losses                                          5,510        5,308        5,306        5,472        4,866
                                                                   ----------   ----------   ----------   ----------   ----------
    Net loans                                                      $  532,986   $  453,326   $  376,959   $  322,145   $  283,090
                                                                   ==========   ==========   ==========   ==========   ==========

     The real estate mortgage loan portfolio included construction loans totaling $2,975, $3,089, $1,647, $1,224, and $426 as of
December 31, 1998, 1997, 1996, 1995 and 1994. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.


                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                               Analysis of Loans Outstanding (cont.)
                                                     (in thousands of dollars)

     Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon scheduled maturity of each principal payment. The following table indicates the rate sensitivity of the loan portfolio as of December 31, 1998. The table includes the real estate loans held-for-sale and assumes these loans will not be sold during the various time horizons.

                                                                                         Line of
                                                                                          Credit
                                                                                            and
                                                             Real                         Credit
                                           Commercial       Estate       Installment       Card           Total         Percent
                                          ------------   ------------   ------------   ------------   ------------   ------------
Immediately adjustable interest rates
  or original maturity of one day         $    211,701   $          0   $          0   $     28,040   $    239,741          44.2%

Other within one year                           26,079         43,980         33,619          2,980        106,658          19.7

After one year, within five years               88,708         13,522         63,629              0        165,859          30.6

Over five years                                 20,237          6,849          2,948              0         30,034           5.5

Nonaccrual loans                                     0              0              0              0             0            0.0
                                          ------------   ------------   ------------   ------------   ------------   ------------
  Total loans                             $    346,725   $     64,351   $    100,196   $     31,020   $    542,292         100.0%
                                          ============   ============   ============   ============   ============   ============

     A portion of the loans are short-term maturities. At maturity, credits are reviewed, and if renewed, are renewed at rates and conditions that prevail at the time of maturity.

     Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 1998 amounted to $179,000 and $48,703.

                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                                   Review of Nonperforming Loans
                                                     (in thousands of dollars)

     The following is a summary of nonperforming loans as of December 31, 1998, 1997, 1996, 1995 and 1994.


                                                                      1998         1997         1996         1995         1994
                                                                   ----------   ----------   ----------   ----------   ----------
PART A - PAST DUE ACCRUING LOANS (90 DAYS OR MORE)

Real estate mortgage loans                                         $        0   $        0   $      126   $      122   $        0

Commercial and industrial loans                                           159          236           22           69           16

Loans to individuals for household,
  family and other personal expenditures                                   68           69           68           18           19

Loans to finance agriculture production
  and other loans to farmers                                                0            0            0            0            0
                                                                   ----------   ----------   ----------   ----------   ----------
  Total past due loans                                                    227          305          216          209           35
                                                                   ----------   ----------   ----------   ----------   ----------

PART B - NONACCRUAL LOANS

Real estate mortgage loans                                                  0          337          155           76           18

Commercial and industrial loans                                             0          720          229          456            0

Loans to individuals for household,
  family and other personal expenditures                                    0            0            0            0            0

Loans to finance agriculture production
  and other loans to farmers                                                0            0            0            0            0
                                                                   ----------   ----------   ----------   ----------   ----------
  Total nonaccrual loans                                                    0        1,057          384          532           18
                                                                   ----------   ----------   ----------   ----------   ----------
PART C - TROUBLED DEBT RESTRUCTURED LOANS                               1,281        1,377        1,284        1,432        1,484
                                                                   ----------   ----------   ----------   ----------   ----------
Total nonperforming loans                                          $    1,508   $    2,739   $    1,884   $    2,173   $    1,537
                                                                   ==========   ==========   ==========   ==========   ==========

     Nonearning assets of the Company include nonaccrual loans (as indicated above), nonaccrual investments, other real estate, and repossessions, which amounted to $626 at December 31, 1998.

                    Comments Regarding Nonperforming Assets


PART A - CONSUMER LOANS
-----------------------

     Consumer installment loans, except those loans that are secured by real estate, are not placed on a nonaccrual status since these loans are charged-off when they have been delinquent from 90 to 180 days, and when the related collateral, if any, is not sufficient to offset the indebtedness. Advances under Mastercard and Visa programs, as well as advances under all other consumer line of credit programs, are charged-off when collection appears doubtful.

PART B - NONPERFORMING LOANS
----------------------------

     When a loan is classified as a nonaccrual loan, interest on the loan is no longer accrued and all accrued interest receivable is charged off. It is the policy of the Bank that loans for which the collateral is insufficient to cover all principal and accrued interest will be reclassified as nonperforming loans to the extent they are unsecured, on or before the date when the loan becomes 90 days delinquent. Thereafter, interest is recognized and included in income only when received.

     As of December 31, 1998, there were no loans on nonaccrual status.

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

     Loans renegotiated as troubled debt restructurings totaled $1,281,000 as of December 31, 1998. Interest income of $84,000 was recognized in 1998. Had these loans been performing under the original contract terms, an additional $47,000 would have been reflected in interest income during 1998. The Company is not committed to lend additional funds to debtors whose loans have been modified.

PART D - OTHER NONPERFORMING ASSETS
-----------------------------------

     Management is of the opinion that there are no significant foreseeable losses relating to substandard or nonperforming assets, except as discussed above.

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

     Based upon these policies and objectives, $480,000, $269,000 and $120,000 were charged to the provision for loan losses and added to the allowance for loan losses in 1998, 1997 and 1996.

     The allocation of the allowance for loan losses to the various lending areas is performed by management in relation to perceived exposure to loss in the various loan portfolios. However, the allowance for loan losses is available in its entirety to absorb losses in any particular loan category.

                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                                       Summary of Loan Loss
                                                     (in thousands of dollars)

     Following is a summary of the loan loss experience for the years ended December 31, 1998, 1997, 1996, 1995 and 1994.

                                                                      1998         1997         1996         1995         1994
                                                                   ----------   ----------   ----------   ----------   ----------
Amount of loans outstanding, December 31,                          $  538,496   $  458,634   $  382,265   $  327,617   $  287,956
                                                                   ==========   ==========   ==========   ==========   ==========
Average daily loans outstanding during the
  year ended December 31,                                          $  489,336   $  414,033   $  352,811   $  309,241   $  271,391
                                                                   ==========   ==========   ==========   ==========   ==========
Allowance for loan losses, January 1,                              $    5,308   $    5,306   $    5,472   $    4,866   $    4,010
                                                                   ----------   ----------   ----------   ----------   ----------
Loans charged-off
  Commercial                                                                9           99          171          137           27
  Real estate                                                               0           33            0           48            0
  Installment                                                             329          190          158          112           93
  Credit cards and personal credit lines                                   78           37           39           58           15
                                                                   ----------   ----------   ----------   ----------   ----------
Total loans charged-off                                                   416          359          368          355          135
                                                                   ----------   ----------   ----------   ----------   ----------
Recoveries of loans previously charged-off
  Commercial                                                               44           18           12           26          107
  Real estate                                                               0            0            0            0            1
  Installment                                                              86           66           54           63           81
  Credit cards and personal credit lines                                    8            8           16            6            7
                                                                   ----------   ----------   ----------   ----------   ----------
Total recoveries                                                          138           92           82           95          196
                                                                   ----------   ----------   ----------   ----------   ----------
Net loans charged-off                                                     278          267          286          260          (61)
Purchase loan adjustment                                                    0            0            0          746            0
Provision for loan loss charged to expense                                480          269          120          120          795
                                                                   ----------   ----------   ----------   ----------   ----------
  Balance, December 31,                                            $    5,510   $    5,308   $    5,306   $    5,472   $    4,866
                                                                   ==========   ==========   ==========   ==========   ==========

Ratio of net charge-offs during the period to
  average daily loans outstanding
  Commercial                                                            (0.01)%       0.02%        0.03%        0.03%       (0.03)%
  Real estate                                                            0.00         0.01         0.01         0.01         0.00
  Installment                                                            0.05         0.03         0.00         0.02         0.01
  Credit cards and personal credit lines                                 0.02         0.01         0.04         0.02         0.00
                                                                   ----------   ----------   ----------   ----------   ----------
Total                                                                    0.06%        0.07%        0.08%        0.08%       (0.02)%
                                                                   ==========   ==========   ==========   ==========   ==========
Ratio of allowance for loan losses to
  nonperforming assets                                                 258.20%      176.99%      204.31%      192.20%      208.48%
                                                                   ==========   ==========   ==========   ==========   ==========


                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                              Allocation of Allowance for Loan Losses
                                                     (in thousands of dollars)

     The following is a summary of the allocation for loan losses as of December 31, 1998, 1997, 1996, 1995 and 1994.

                                                               1998                      1997                      1996
                                                      -----------------------   -----------------------   -----------------------
                                                       Allowance    Loans as    Allowance     Loans as    Allowance     Loans as
                                                          For      Percentage       For      Percentage       For      Percentage
                                                         Loan       of Gross       Loan       of Gross       Loan       of Gross
                                                        Losses        Loans       Losses        Loans       Losses        Loans
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Allocated allowance for loan losses
  Commercial                                          $    1,647        64.39   $    1,341        59.52   $    1,213        60.07
  Real estate                                                130        11.24          131        14.25          123        15.94
  Installment                                                845        18.61          673        19.43          530        18.68
  Credit cards and personal credit lines                     130         5.76          103         6.80          151         5.31
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Total allocated allowance for loan losses                  2,752       100.00        2,248       100.00        2,017       100.00
                                                                   ==========                ==========                ==========
Unallocated allowance for loan losses                      2,758                     3,060                     3,289
                                                      ----------                ----------                ----------
Total allowance for loan losses                       $    5,510                $    5,308                $    5,306
                                                      ==========                ==========                ==========

                                                               1995                      1994
                                                      -----------------------   -----------------------
                                                      Allowance     Loans as    Allowance     Loans as
                                                          For      Percentage       For      Percentage
                                                         Loan       of Gross       Loan       of Gross
                                                        Losses        Loans       Losses        Loans
                                                      ----------   ----------   ----------   ----------
Allocated allowance for loan losses
  Commercial                                          $      811        59.82   $      665        61.31
  Real estate                                                112        17.08           95        16.42
  Installment                                                376        17.76          311        16.75
  Credit cards and personal credit lines                     112         5.34          101         5.52
                                                      ----------   ----------   ----------   ----------
Total allocated allowance for loan losses                  1,411       100.00         1,172      100.00
                                                                   ==========                ==========
Unallocated allowance for loan losses                     4,061                                  3,694
                                                      ----------                ----------
Total allowance for loan losses                       $    5,472                $    4,866
                                                      ==========                ==========


                                                       ANALYSIS OF DEPOSITS
                                                     (in thousands of dollars)

     The average daily deposits for the years ended December 31, 1998, 1997 and 1996, and the average rates paid on those deposits are summarized in the following table:

                                                                1998                     1997                      1996
                                                      -----------------------   -----------------------   -----------------------
                                                        Average      Average      Average      Average      Average     Average
                                                         Daily        Rate         Daily        Rate         Daily        Rate
                                                        Balance       Paid        Balance       Paid        Balance       Paid
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Demand deposits                                       $   98,957         0.00   $   77,276         0.00   $   69,459         0.00

Savings accounts:
  Regular savings                                         55,299         2.41       45,278         2.54       43,847         2.55
  Interest bearing checking                               65,895         2.01       55,063         2.14       53,625         2.20

Time deposits:
  Deposits of $100,000 or more                           142,589         5.80      109,759         5.87       86,137         5.67
  Other time deposits                                    326,123         5.28      230,171         5.39      208,499         5.39
                                                      ----------   ----------   ----------   ----------   ----------   ----------
Total deposits                                        $  688,863         4.09   $  517,547         4.09   $  461,567         3.99
                                                      ==========   ==========   ==========   ==========   ==========   ==========


     As of December 31, 1998, time certificates of deposit in denominations of $100,000 or more will mature a as follows:

Within three months                                   $   71,117

Over three months, within six months                      51,027

Over six months, within twelve months                     21,711

Over twelve months                                        10,136
                                                      ----------
Total time certificates of deposit in
  denominations of $100,000 or more                   $  153,991
                                                      ==========

                      QUALITATIVE MARKET RISK DISCLOSURE

     Management's market risk disclosure appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Shareholders and is incorporated herein by reference in response to this item. The Company's primary market risk exposure is interest rate risk. The Company does not have a material exposure to foreign currency exchange rate risk, does not own any derivative financial instruments and does not maintain a trading portfolio.


                          RETURN ON EQUITY AND ASSETS

     The rates of return on average daily assets and stockholders' equity, the dividend payout ratio, and the average daily stockholders' equity to average daily assets for the years ended December 31, 1998, 1997 and 1996 were as follows:


                                                 1998       1997       1996
                                              ---------  ---------  ---------
Percent of net income to:
  Average daily total assets                      0.89%      1.10%      1.07%

  Average daily stockholders' equity             15.57      16.81      16.50

Percentage of dividends declared per
  common share to net income per weighted
  average number of common shares
  outstanding (5,813,984 shares in 1998,
  5,813,162 shares in 1997, and 5,792,825
  shares in 1996)                                24.26      23.08      20.72

Percentage of average daily
  stockholders' equity to average
  daily total assets                              5.74       6.51       6.46

                             SHORT-TERM BORROWINGS
                           (in thousands of dollars)

     The following is a schedule, at the end of the year indicated, of statistical information relating to securities sold under agreement to repurchase maturing within one year and secured by either U.S. Government agency securities or mortgage-backed securities classified as other debt securities. There were no other categories of short-term borrowings for which the average balance outstanding during the period was 30 percent or more of stockholders' equity at the end of each period.


                                              1998        1997        1996
                                           ----------  ----------  ----------
Outstanding at year end                    $  110,163  $   65,467  $   85,611

Approximate average interest rate at
  year end                                      4.78%       4.90%       5.11%

Highest amount outstanding as of any
  month end during the year                $  110,163  $   98,917  $   89,433

Approximate average outstanding
  during the year                          $   84,157  $   83,732  $   73,728

Approximate average interest rate
  during the year                               5.19%       5.45%       5.33%

     Securities sold under agreement to repurchase include both fixed rate, term transactions initiated by the investment department of the Bank, as well as corporate sweep accounts.

ITEM 2. PROPERTIES
------------------

      The Company conducts its operations from the following locations:

Branches/Headquarters
Main / Headquarters     202 E. Center St.             Warsaw          IN
Warsaw Drive-up         East Center St.               Warsaw          IN
Akron                   102 East Rochester            Akron           IN
Argos                   100 North Michigan            Argos           IN
Bremen                  1600 Indiana State Road 331   Bremen          IN
Columbia City           601 Countryside Dr.           Columbia City   IN
Concord                 4202 Elkhart Road             Goshen          IN
Cromwell                111 North Jefferson St.       Cromwell        IN
Elkhart Beardsley       864 East Beardsley St.        Elkhart         IN
Elkhart East            22050 State Road 120          Elkhart         IN
Elkhart Hubbard Hill    58404 State Road 19           Elkhart         IN
Elkhart Northwest       1208 N. Nappanee St.          Elkhart         IN
Goshen Downtown         102 North Main St.            Goshen          IN
Goshen South            2513 South Main St.           Goshen          IN
Granger                 12830 State Road 23           Granger         IN
Greentown               520 W. Main                   Greentown       IN
Huntington              1501 N. Jefferson St.         Huntington      IN
Kendallville East       631 Professional Way          Kendallville    IN
Kendallville Downtown   113 N. Main St.               Kendallville    IN
LaGrange                901 South Detroit             LaGrange        IN
Ligonier Downtown       222 S. Calvin St.             Ligonier        IN
Ligonier South          1470 U.S. Highway 33 South    Ligonier        IN
Logansport              3900 Highway 24 East          Logansport      IN
Medaryville             Main St.                      Medaryville     IN
Mentone                 202 East Main St.             Mentone         IN
Middlebury              712 Wayne Ave.                Middlebury      IN
Milford                 Indiana State Road 15 North   Milford         IN
Mishawaka               5015 N. Main St.              Mishawaka       IN
Nappanee                202 West Market St.           Nappanee        IN
North Webster           644 North Main St.            North Webster   IN
Peru                    2 N. Broadway                 Peru            IN
Pierceton               202 South First St.           Pierceton       IN
Plymouth                862 E. Jefferson St.          Plymouth        IN
Roann                   110 Chippewa St.              Roann           IN
Rochester               507 East 9th St.              Rochester       IN
Shipshewana             895 North Van Buren St.       Shipshewana     IN
Silver Lake             102 Main St.                  Silver Lake     IN
Syracuse                502 South Huntington          Syracuse        IN
Wabash North            1004 North Cass St.           Wabash          IN
Wabash South            1940 South Wabash St.         Wabash          IN
Warsaw East             3601 Commerce Dr.             Warsaw          IN
Warsaw West             1221 West Lake St.            Warsaw          IN
Winona Lake             99 Chestnut St.               Winona Lake     IN

     The Company leases from third parties the real estate and buildings for its offices in Akron and Milford. In addition, the Company leases the real estate for its Wabash North office and its free-standing ATMs. All the other branch facilities are owned by the Company. The Company also owns parking lots in downtown Warsaw for the use and convenience of Company employees and customers, as well as leasehold improvements, equipment, furniture and fixtures necessary and appropriate to operate the banking facilities.

     In addition, the Company owns buildings at 110 South High St., Warsaw, Indiana, and 114-118 East Market St., Warsaw, Indiana, which it uses for various offices and a building at 113 East Market St., Warsaw, Indiana, which it uses for office and computer facilities. The Company also leases from third parties facilities in Warsaw, Indiana, for the storage of supplies and for employee training.

     None of the Company's assets are the subject of any material encumbrances.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     There are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which the Company and the Bank are a party or of which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
------------------------------------------------------------------------------

     Information relating to the principal market for and the prices of the Company's common stock, and information as to dividends are contained under the caption "Stock and Dividend Information" in the 1998 Annual Report to Shareholders and are incorporated herein by reference. On December 31, 1998, the Registrant had 1,536 shareholders of record, including those employees who participate in the Company's 401(K) plan.

     On January 9, 1996, the Company sold 40,000 shares of authorized but previously unissued common stock for $10.38 per share (as adjusted for all subsequent stock splits). On April 30, 1996, the common stock split two-for-one.

     On January 15, 1997, Lakeland Financial Corporation sold 20,000 shares of authorized but previously unissued common stock for $15.50 per share (split adjusted).

     In August, 1997, the common stock of the Company and the preferred stock of its wholly-owned subsidiary, Lakeland Trust, began trading on The Nasdaq Stock Market under the symbols LKFN and LKFNP.

     At the annual meeting of shareholders on April 14, 1998, the shareholders approved the Lakeland Financial Corporation 1997 Share Incentive Plan. This plan reserves 600,000 shares of common stock (split adjusted) for which incentive share options and non-qualified share options may be granted to directors and employees of the Company and its subsidiaries.

     On April 30, 1998, the common stock split two-for-one.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     A five year consolidated financial summary, containing the required selected financial data, appears under the caption "Selected Financial Data" on page 7 in the 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 27 - 32 in the 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------------------

     Quantitative and qualitative disclosures about market risk appear under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 27 - 32 in the 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The following consolidated financial statements appear in the 1998 Annual Report to Shareholders and are incorporated herein by reference.

Consolidated Balance Sheets at December 31, 1998 and 1997.
Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.
Consolidated Statements of Changes in Stockholders' Equity for the years ended
  December 31, 1998, 1997 and 1996.
Consolidated Statements of Cash Flows for the years ended December 31, 1998,
  1997 and 1996.
Notes to Consolidated Financial Statements.
Report of Independent Auditors.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------------

     Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     The information appearing in the definitive Proxy Statement dated March 15, 1999, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The information appearing in the definitive Proxy Statement dated March 15, 1999, is incorporated herein by reference in response to this item. The sections in the Proxy Statement marked "Report of the Compensation Committee on Executive Compensation" and "Stock Price Performance" are furnished for the information of the Commission and are not deemed to be "filed" as part of the Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The information appearing in the definitive Proxy Statement dated March 15, 1999, is incorporated herein by reference in response to this item.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The information appearing in the definitive Proxy Statement dated March 15, 1999, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

     (a) The documents listed below are filed as a part of this report:

     (1) Financial Statements.
         ---------------------
     The following financial statements appear in the 1998 Annual Report to Shareholders and are specifically incorporated by reference under Item 8 of this Form 10-K, or are a part of this Form 10-K, as indicated and at the pages set forth below.

                                                           Reference
                                                           ---------
                                                                 1998 Annual
                                                    Form 10-K       Report
                                                    ---------   ------------

Consolidated Balance Sheets at December 31,
  1998 and 1997.                                                      9
Consolidated Statements of Income for the
  years ended December 31, 1998, 1997 and 1996.                       10
Consolidated Statements of Changes in
  Stockholders' Equity for the years ended
  December 31, 1998, 1997 and 1996.                                   11
Consolidated Statements of Cash Flows for the
  years ended December 31, 1998, 1997 and 1996.                       12
Notes to Consolidated Financial Statements.                           13 - 24
Report of Independent Auditors.                                       26

     (2) Financial Statement Schedules.
         ------------------------------
     Financial statement schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                                  SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LAKELAND FINANCIAL CORPORATION



Date: March 9, 1999                      By R. Douglas Grant
                                         (R. Douglas Grant) Chairman

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 9, 1999                       Michael L. Kubacki
                                         (Michael L. Kubacki) Principal
                                          Executive Officer and Director


Date: March 9, 1999                       Terry M. White
                                         (Terry M. White)  Principal Financial
                                          and Accounting Officer



Date: March 9, 1999                       R. Douglas Grant
                                         (R. Douglas Grant) Director


Date:
                                         (Anna K. Duffin) Director


Date: March 9, 1999                       Eddie Creighton
                                         (Eddie Creighton) Director


Date: March 9, 1999                       L. Craig Fulmer
                                         (L. Craig Fulmer) Director


Date: March 9, 1999                       Jerry L. Helvey
                                         (Jerry L. Helvey) Director


Date:
                                         (Allan J. Ludwig) Director


Date: March 9, 1999                       Charles E. Niermier
                                         (Charles E. Niemier) Director

Date: March 9, 1999                       Richard L. Pletcher
                                         (Richard L. Pletcher) Director


Date: March 9, 1999                       Terry L. Tucker
                                         (Terry L. Tucker) Director


Date:
                                         (M. Scott Welch) Director


Date: March 9, 1999                       G. L. White
                                         (G. L. White) Director

                                 EXHIBIT INDEX

     The following Exhibits are filed as part of this Report and not incorporated by reference from another document:

     Exhibit 13 - 1998 Report to Shareholders with Report of Independent
Auditors.

     Exhibit 21 - Subsidiaries

     Exhibit 27 - Financial Data Schedule

                                  EXHIBIT 13

     1998 Report to Shareholders with Report of Independent Auditors.

                                  EXHIBIT 21

     Subsidiaries. The Registrant has two wholly-owned subsidiaries, Lake City Bank, Warsaw, Indiana, a banking corporation organized under the laws of the State of Indiana, and Lakeland Capital Trust, a statutory business trust formed under Delaware law.