Form 10-Q
period 1999-03-31
LAKELAND FINANCIAL CORP
filed 1999-05-12
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                                  Outstanding at May 7, 1999
Common Stock, No Par Value                                 5,794,615

                        LAKELAND FINANCIAL CORPORATION

                          Form 10-Q Quarterly Report

                               Table of Contents


                                    PART I.

                                                                  Page Number

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . .  1
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations  . . . . . . . .  8


                                   PART II.

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 30
Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . 30
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . 30
Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . 30
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . 30
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 30

Form 10-Q Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . 31

                                                              Part I

                                                   Item 1 - Financial Statements

                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                            As of March 31, 1999 and December 31, 1998
                                                          (in thousands)

                                                           (Page 1 of 2)


                                                                                                         March 31,    December 31,
                                                                                                           1999           1998
                                                                                                       ------------   ------------
                                                                                                        (Unaudited)
ASSETS
Cash and cash equivalents:
  Cash and due from banks                                                                              $     34,005   $     45,933
  Short-term investments                                                                                      1,122         15,575
                                                                                                       ------------   ------------
     Total cash and cash equivalents                                                                         35,127         61,508

Securities available-for-sale:
  U. S. Treasury securities                                                                                  35,837         39,521
  Mortgage-backed securities                                                                                203,715        227,944
  State and municipal securities                                                                             54,800         59,112
  Other debt securities                                                                                      12,746          1,081
                                                                                                         ----------   ------------
     Total securities available-for-sale
     (carried at fair value)                                                                                307,098        327,658

Securities held-to-maturity:
  U. S. Treasury securities                                                                                       0              0
  Mortgage-backed securities                                                                                      0              0
  State and municipal securities                                                                                  0              0
  Other debt securities                                                                                           0              0
                                                                                                         ----------   ------------
     Total securities held-to-maturity
     (fair value of $0 at
     March 31, 1999, and $0
     at December 31, 1998)                                                                                        0              0

Real estate mortgages held-for-sale                                                                             713          3,796

Loans:
  Total loans                                                                                               569,128        538,496
  Less: Allowance for loan losses                                                                             5,715          5,510
                                                                                                         ----------   ------------
     Net loans                                                                                              563,413        532,986

Land, premises and equipment, net                                                                            26,933         26,370
Accrued income receivable                                                                                     5,991          5,669
Intangible assets                                                                                            11,220         11,453
Other assets                                                                                                  9,626          9,469
                                                                                                         ----------   ------------
     Total assets                                                                                      $    960,121   $    978,909
                                                                                                       ============   ============

                                                            (Continued)


                                                              Part I

                                                   Item 1 - Financial Statements

                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                            As of March 31, 1999 and December 31, 1998
                                                          (in thousands)

                                                           (Page 2 of 2)

                                                                                                        March 31,     December 31,
                                                                                                           1999           1998
                                                                                                       ------------   ------------
                                                                                                        (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest bearing deposits                                                                         $    106,937   $    118,361
  Interest bearing deposits                                                                                 620,490        620,986
                                                                                                       ------------   ------------
     Total deposits                                                                                         727,427        739,347

Short-term borrowings:
  Federal funds purchased                                                                                    13,225              0
  U.S. Treasury demand notes                                                                                  2,382          1,527
  Securities sold under agreements
    to repurchase                                                                                           112,903        110,163
  Other short-term borrowings                                                                                     0         24,000
                                                                                                       ------------   ------------
     Total short-term borrowings                                                                            128,510        135,690

Accrued expenses payable                                                                                      6,507          6,503
Other liabilities                                                                                             1,533          1,589
Other debt                                                                                                   21,490         21,386
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                                                          19,245         19,238
                                                                                                       ------------   ------------
     Total liabilities                                                                                      904,712        923,753

STOCKHOLDERS' EQUITY
Common stock: No par value, 90,000,000 shares authorized,
  5,813,984 shares issued and 5,794,615 outstanding as of
  March 31, 1999, and 5,813,984 shares issued and 5,796,918
  outstanding at December 31, 1998                                                                            1,453          1,453
Additional paid-in capital                                                                                    8,537          8,537
Retained earnings                                                                                            45,124         43,652
Unrealized net gain (loss) on securities available-for-sale                                                     674          1,848
Treasury stock, at cost                                                                                        (379)          (334)
                                                                                                       ------------   ------------
     Total stockholders' equity                                                                              55,409         55,156
                                                                                                       ------------   ------------

     Total liabilities and stockholders' equity                                                        $    960,121   $    978,909
                                                                                                       ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                               -2-

                                                              Part I

                                                   Item 1 - Financial Statements

                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                        For the Three Months Ended March 31, 1999 and 1998
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 1 of 2)


                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                       ---------------------------
                                                                                                           1999           1998
                                                                                                       ------------   ------------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans: Taxable                                                                    $     11,565   $     10,524
                            Tax exempt                                                                           44             51
                                                                                                       ------------   ------------
   Total loan income                                                                                         11,609         10,575
Short-term investments                                                                                          137            114

Securities:
 U.S. Treasury and government agency securities                                                                 604            772
 Mortgage-backed securities                                                                                   3,242          3,084
 State and municipal securities                                                                                 753            350
 Other debt securities                                                                                           71             51
                                                                                                       ------------   ------------
   Total interest and dividend income                                                                        16,416         14,946

INTEREST EXPENSE
-----------------
Interest on deposits                                                                                          6,729          6,594
Interest on short-term borrowings                                                                             1,510            950
Interest on long-term debt                                                                                      731            812
                                                                                                       ------------   ------------
   Total interest expense                                                                                     8,970          8,356
                                                                                                       ------------   ------------
NET INTEREST INCOME                                                                                           7,446          6,590
-------------------
Provision for loan losses                                                                                       225            120
                                                                                                       ------------   ------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                                                                     7,221          6,470
-------------------------                                                                              ------------   ------------

NONINTEREST INCOME
------------------
Trust fees                                                                                                      289            315
Service charges on deposit accounts                                                                           1,013            887
Other income (net)                                                                                              811            810
Net gains on the sale of real estate mortgages held-for-sale                                                    460            175
Net securities gains (losses)                                                                                   451            253
                                                                                                       ------------   ------------
   Total noninterest income                                                                                   3,024          2,440

                                                            (Continued)

                                                              Part I

                                                   Item 1 - Financial Statements

                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                        For the Three Months Ended March 31, 1999 and 1998
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 2 of 2)


                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                       ---------------------------
                                                                                                           1999           1998
                                                                                                       ------------   ------------
NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                                                                                3,801          3,299
Occupancy and equipment expense                                                                               1,272            878
Other expense                                                                                                 2,068          1,857
                                                                                                       ------------   ------------
   Total noninterest expense                                                                                  7,141          6,034

INCOME BEFORE INCOME TAX EXPENSE                                                                              3,104          2,876
----------------------------------

Income tax expense                                                                                            1,034            874
                                                                                                       ------------   ------------

NET INCOME                                                                                             $      2,070   $      2,002
----------                                                                                             ============   ============

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                                                                5,813,984      5,813,984

BASIC EARNINGS PER COMMON SHARE                                                                        $       0.36   $       0.34
-------------------------------                                                                        ============   ============

DILUTED EARNINGS PER COMMON SHARE                                                                      $       0.36   $       0.34
---------------------------------                                                                      ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


                                                              Part I

                                                   Item 1 - Financial Statements

                                                 LAKELAND FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        For the Three Months Ended March 31, 1999 and 1998
                                                          (in thousands)

                                                            (unaudited)

                                                                                        For the Three Months Ended
                                                                                                 March 31,
                                                                         ---------------------------------------------------------
                                                                                     1999                         1998
                                                                       ---------------------------   ---------------------------
Common Stock
  Balance at beginning of the period                                     $      1,453                  $      1,453
                                                                         ------------                  ------------
  Balance at end of the period                                                  1,453                         1,453

Paid-in Capital
  Balance at beginning of the period                                            8,537                         8,537
                                                                         ------------                  ------------
  Balance at end of the period                                                  8,537                         8,537

Retained Earnings
  Balance at beginning of the period                                           43,652                        37,766
  Net Income                                                                    2,070   $      2,070          2,002   $      2,002
  Cash dividends declared ($.15 and $.075
    per share)                                                                   (598)                         (435)
                                                                         ------------                  ------------
  Balance at end of the period                                                 45,124                        39,333

Accumulated Other Comprehensive Income
  Balance at beginning of the period                                            1,848                           685
  Unrealized gain (loss) on available-for-
    sale securities arising during the period                                    (901)                          (40)
  Reclassification adjustments for
    accumulated (gains) losses included
    in net income                                                                (273)                         (153)
                                                                         ------------                  ------------
  Other comprehensive income
    (net of taxes $[770] and $[126])                                           (1,174)        (1,174)          (193)          (193)
                                                                         ------------   ------------   ------------   ------------
  Total comprehensive income                                                            $        896                  $      1,809
  Balance at end of the period                                                    674   ============            492   ============

Treasury Stock
  Balance at beginning of the period                                             (334)                         (185)
  Acquisition of treasury stock                                                   (45)                         (101)
                                                                         ------------                  ------------
  Balance at end of the period                                                   (379)                         (286)
                                                                         ------------                  ------------
Total Stockholders' Equity                                               $     55,409                  $     49,529
                                                                         ============                  ============

The accompanying notes are an integral part of these consolidated financial statements.


                                                              Part I

                                                   Item 1 - Financial Statements

                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the Three Months Ended March 31, 1999 and 1998
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)

                                                                                                           Three Months Ended
                                                                                                                 March 31,
                                                                                                       ---------------------------
                                                                                                           1999           1998
                                                                                                       ------------   ------------
Cash flows from operating activities:
  Net income                                                                                           $      2,070   $      2,002
                                                                                                       ------------   ------------
Adjustments to reconcile net income to net cash
  from operating activites:

  Depreciation                                                                                                  579            396
  Provision for loan losses                                                                                     225            120
  Amortization of intangible assets                                                                             239            215
  Loans originated for sale                                                                                 (14,799)       (12,589)
  Net (gain) loss on sale of loans                                                                             (460)          (175)
  Proceeds from sale of loans                                                                                18,342         10,142
  Net (gain) loss on sale of premises and equipment                                                              13           (63)
  Net (gain) loss on sale of securities available-for-sale                                                     (451)          (253)
  Net securities amortization (accretion)                                                                       611            130
  Increase (decrease) in taxes payable                                                                          776            725
  (Increase) decrease in income receivable                                                                     (322)           197
  Increase (decrease) in accrued expenses payable                                                                (2)          (339)
  (Increase) decrease in other assets                                                                          (157)        (1,394)
  Increase (decrease) in other liabilities                                                                      (56)          (325)
                                                                                                       ------------   ------------
     Total adjustments                                                                                        4,538         (3,213)
                                                                                                       ------------   ------------
        Net cash from operating activities                                                                    6,608         (1,211)
                                                                                                       ------------   ------------
Cash flows from investing activities:
  Proceeds from maturities and calls of securities held-to-maturity                                               0         11,455
  Proceeds from maturities and calls of securities available-for-sale                                        21,669          3,882
  Purchases of securities available-for-sale                                                                 (9,858)             0
  Purchases of securities held-to-maturity                                                                        0        (53,846)
  Proceeds from sales of securities available-for-sale                                                        6,645         11,183
  Net (increase) decrease in total loans                                                                    (30,652)       (12,129)
  Proceeds from sale of premises and equipment                                                                   50              0
  Purchases of land, premises and equipment                                                                  (1,205)          (438)
  Net proceeds (payments) from acquisitions                                                                       0         30,020
                                                                                                       ------------   ------------
        Net cash from investing activities                                                                  (13,351)        (9,873)
                                                                                                       ------------   ------------
                                                            (Continued)

                                                              Part I

                                                   Item 1 - Financial Statements

                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the Three Months Ended March 31, 1999 and 1998
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                                                           Three Months Ended
                                                                                                                 March 31,
                                                                                                       ---------------------------
                                                                                                           1999           1998
                                                                                                       ------------   ------------
Cash flows from financing activities:
  Net increase (decrease) in total deposits                                                            $    (11,920)  $     23,304
  Proceeds from short-term borrowings                                                                     4,339,734        171,820
  Payments on short-term borrowings                                                                      (4,346,914)      (181,756)
  Proceeds from long-term borrowings                                                                            111             50
  Payments on long-term borrowings                                                                               (6)            (8)
  Dividends paid                                                                                               (598)          (435)
  Purchase of treasury stock                                                                                    (45)          (101)
                                                                                                       ------------   ------------
        Net cash from financing activities                                                                  (19,638)        12,874
                                                                                                       ------------   ------------
  Net increase (decrease) in cash and cash equivalents                                                      (26,381)         1,790

Cash and cash equivalents at beginning of the period                                                         61,508         49,762
                                                                                                       ------------   ------------
Cash and cash equivalents at end of the period                                                         $     35,127   $     51,552
                                                                                                       ============   ============
Cash paid during the period for:
  Interest                                                                                             $      9,074   $      7,967
                                                                                                       ============   ============
  Income taxes                                                                                         $        241   $        275
                                                                                                       ============   ============
Loans transferred to other real estate                                                                 $          0   $         52
                                                                                                       ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1999

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

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate and do not make the information presented misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report to shareholders and Form 10-K. In preparing financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported and the disclosures provided. Results for the period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the results for interim periods are reflected in the quarterly statements.

NOTE 2.  EARNINGS PER SHARE

     Basic earnings per common share is based upon weighted-average common shares outstanding. Diluted earnings per common share shows the dilutive effect of additional common shares issueable.

     The common shares outstanding for the Stockholders' Equity section of the Balance Sheet reflect the acquisition of 19,369 shares of Lakeland Financial Corporation common stock to offset a liability for a directors' deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic earnings per share and diluted earnings per share.

     A reconciliation of the numerators and denominators of the basic earnings per common share and the diluted earnings per common share for the periods ended March 31, 1999 and 1998 is presented below. All dollar amounts other than earnings per share are in thousands.

                                        For the three months ended March 31,
                                      ----------------------------------------
                                            1999                  1998
                                      ------------------    ------------------
Basic earnings per common share
  Net income available to
    common shareholders                          $ 2,070               $ 2,002

  Weighted-average common
     shares outstanding                        5,813,984             5,813,984

    Basic earnings per
      common share                                 $ .36                 $ .34

Earnings per common share
  assuming dilution

  Net income available to
    common shareholders                          $ 2,070               $ 2,002

  Weighted-average common
    shares outstanding                         5,813,984             5,813,984

  Add: dilutive effects
    of exercises of stock
    options                                            2                     0

  Weighted-average common
    and diluted potential
    common shares
    outstanding                                5,813,986             5,813,984

    Diluted earnings per
      common share                                 $ .36                 $ .34

NOTE 3.  STOCK OPTIONS

     The Lakeland Financial Corporation 1997 Share Incentive Plan reserves 600,000 shares of common stock for which Incentive Share Options (ISO) and Non-Qualified Share Options (NQSO) may be granted to employees of the Company and its subsidiaries, and NQSOs which may be granted to directors of the Company. Most options granted under this plan were issued for 10-year periods with full vesting five years from the date the option was granted. Information about options granted, exercised and forfeited during 1999 follows:

                        Number                Risk-       Stock       Fair
                         of      Exercise     Free        Price     Value of
                       Options     Price      Rate     Volatility    Grants
                      ---------  ---------  ---------  -----------  ---------
Outstanding 1/1/99      188,935

Granted 2/9/99          107,310  $   19.44      4.79%       44.00%  $    7.50
Granted 3/10/99             600      18.75      5.12%       44.00%       7.28
Granted 3/31/99           5,000      18.00      5.10%       44.00%       6.94

Exercised                     0

Forfeited                   500

Outstanding 3/31/99     301,345

     The fair values of the options were estimated using an expected life of 5 years and expected dividends of $.11 per quarter. There were 925 options exerciseable as of March 31, 1999.

     The Company accounts for the stock options under APB 25. Statement of Financial Accounting Standards (SFAS) No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based compensation. The following pro forma information presents net income, basic earnings per common share and diluted earnings per common share had the fair value method been used to measure compensation cost for stock option plans. No compensation cost was actually recognized for stock options in 1999 or 1998.

                                        For the three months ended March 31,
                                      ----------------------------------------
                                             1999                  1998
                                      ------------------    ------------------

Net income as reported                           $ 2,070               $ 2,002
Pro forma net income                             $ 1,968               $ 2,002

Basic earnings per common
  share as reported                                $ .36                 $ .34
Diluted earnings per
  common share as reported                         $ .36                 $ .34

Pro forma basic earnings
  per common share                                 $ .34                 $ .34
Pro forma diluted earnings
  per common share                                 $ .34                 $ .34

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                                March 31, 1999

FINANCIAL CONDITION

Assets

     Total assets of the Company were $960,121,000 as of March 31, 1999. This was a decrease of $18,788,000 or 1.9 percent from $978,909,000 reported at December 31, 1998. Total loans were $569,128,000 at March 31, 1999. This was an increase of $30,632,000 or 5.7 percent from the December 31, 1998 balance. Total securities decreased $20,560,000 or 6.3 percent to $307,098,000 as of March 31, 1999, from $327,658,000 at December 31, 1998. During the first quarter of 1999, management has continued to attempt to shift its asset mix from securities to higher yielding loans. Earning assets decreased to $872,346,000 at March 31, 1999. This was a decrease of $7,669,000 or 0.9 percent from the December 31, 1998, total of $880,015,000.

Funding

     Total deposits and securities sold under agreements to repurchase (repurchase agreements) consist primarily of funds generated within the Company's primary market area. At March 31, 1999, these funds totaled $840,330,000. This represented a $9,180,000 or 1.1 percent decrease from December 31, 1998. The decrease was primarily in noninterest-bearing demand accounts which decreased $11,424,000 or 9.7 percent from the balance at December 31, 1998, and savings accounts plus interest-bearing demand accounts which decreased $9,874,000 or 8.2 percent. Time deposits increased $9,378,000 or 1.9 percent from the balance at December 31, 1998, and repurchase agreements increased $2,740,000 or 2.5 percent. The repurchase agreements are a combination of fixed rate contracts and cash management accounts, a variable rate repurchase agreement product.

     In addition to these local funding sources, the Company borrows through the Treasury, Tax and Loan program, through federal fund lines with correspondent banks and through term advances from the Federal Home Loan Bank of Indianapolis (FHLB). Including these non-local sources, funding totaled $877,427,000 at March 31, 1999. This is an $18,996,000 or 2.1 percent decrease from $896,423,000 reported at December 31, 1998.

Earning Assets

     On an average daily basis, total earning assets increased 19.3 percent for the three-month period ended March 31, 1999, as compared to the first quarter of 1998. On an average daily basis, total deposits and purchased funds increased 18.1 percent for the three-month period ended March 31, 1999, as compared to the three-month period ended March 31, 1998.

Investment Portfolio

     The Company's investment portfolio consists of U.S. Treasuries, agencies, mortgage-backed securities, municipal bonds, and corporates. During 1999, new investments have been primarily agencies and corporates. At March 31, 1999, and December 31, 1998, the Company's investment in mortgage-backed securities comprised approximately 66.3 and 69.6 percent of the total securities and consisted mainly of CMOs and mortgage pools issued by GNMA, FNMA and FHLMC. As such, these securities are backed directly or indirectly by the Federal government. The Company uses Bloomberg analytics to evaluate and monitor all purchases. At March 31, 1999, the securities in the available-for-sale portfolio had a three year average life and a potential for approximately 11 percent price depreciation should rates move up 300 basis points and approximately 6 percent price appreciation should rates move down 300 basis points. As of March 31, 1999, all mortgage-backed securities were performing in a manner consistent with management's original expectations.

     The Company's available-for-sale portfolio is managed with consideration given to factors such as the Company's capital levels, growth prospects, asset/liability structure and liquidity needs. At March 31, 1999, the available-for-sale portfolio constituted 100.0 percent of the total security portfolio. During the first three months of 1999, purchases for the available-for-sale portfolio were $9,858,000 and sales totaled $6,194,000. The securities sold from the available-for-sale portfolio were primarily municipal bonds and mortgage-backed securities and were due to opportunities related to the current rate environment. At March 31, 1999, the net after-tax unrealized gain in the available-for-sale portfolio included in stockholders' equity was $674,000, a decrease of $1,174,000 from the unrealized gain included in stockholders' equity at December 31, 1998. Future investment activity is difficult to predict, as it is dependent upon loan and deposit trends and other factors.

Loans

     Total loans increased $30,632,000 to $569,128,000 as of March 31, 1999, from $538,496,000 at December 31, 1998. Loan growth is net of loans reclassified to other real estate and loans sold. The Company continues to experience good loan demand. Commercial loans at March 31, 1999, increased $19,293,000 or 5.6 percent from the level at December 31, 1998. Retail loans at March 31, 1999, increased $14,183,000 or 10.8 percent from December 31,

1998. Real estate loans (excluding mortgages held-for-sale) decreased $2,844,000 or 4.7 percent from December 31, 1998. The balances in the real estate loan portfolio are impacted by the sale of real estate mortgages in the secondary market and the level of refinance and new mortgage activity in the existing rate environment. During the first quarter of 1999, mortgages totaling $17,882,000 were sold on the secondary market compared to $9,967,000 sold during the same period of 1998. During these two periods, loans totaling $14,799,000 and $12,589,000 were originated for sale. This program of mortgage sales continues to produce the liquidity needed to meet the mortgage needs of the markets served by the Company, and to generate a long-term servicing portfolio. As a part of the Community Reinvestment Act commitment to making real estate financing available to a variety of customers, the Company continues to originate non-conforming loans that are held to maturity or prepayment.

     The Company had 64.3 percent of its loans concentrated in commercial loans at March 31, 1999, and 64.4 percent at December 31, 1998. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by adjusting its pricing to the perceived risk of each individual credit, and by diversifying the portfolio by customer, product, industry and geography. Customer diversification is accomplished through an administrative loan limit of $8,500,000. Based upon state banking regulations, the Company's legal loan limit at March 31, 1999, was approximately $10,279,000. Product diversification is accomplished by offering a wide variety of financing options. Management reviews the loan portfolio to ensure loans are diversified by industry. The loan portfolios are distributed throughout the Company's principal trade area, which encompasses fourteen counties in Indiana.

     Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the original terms of the loan. Loans renegotiated as troubled debt restructurings totaled $1,256,000 at March 31, 1999, as compared to $1,281,000 at December 31, 1998. The loans classified as troubled debt restructurings at March 31, 1999 were performing in accordance with the modified terms.

     Over the past year, one of management's goals has been to increase the loan to deposit ratio. The desired effect of this strategy has been to create a positive impact on the interest margin, which had declined as a result of increases in deposits due to acquisitions and growth of existing offices. Acquisitions by the Company in the fourth quarter of 1997 and the first quarter of 1998 primarily consisted of assumptions of deposits with only small amounts of loans acquired. As a result, the loan to deposit ratio was reduced. For the first three months of 1999, loans increased faster than deposits, even though almost $18,000,000 of mortgage loans were sold in the secondary market.

During this three-month period, loans increased $30,632,000 or 5.7 percent. Demand accounts, which are noninterest-bearing, decreased $11,424,000 during the first three months of 1999, and other transaction accounts decreased $9,874,000 during the same period. During the quarter, time deposits grew by $9,378,000 or 1.9 percent. As a result of these loan and deposit trends, the Company's average daily loan to deposit ratio amounted to 75.9 percent at March 31, 1999, which is an increase from 72.6 percent at year-end 1998.

Market Risk

     The Company's primary market risk exposure is interest rate risk. The Company does not have a material exposure to foreign currency exchange risk, does not own any derivative financial instruments and does not maintain a trading portfolio. The Company, through its Asset/Liability Committee (ALCO), manages interest rate risk by monitoring both its GAP position and the computer simulated earnings impact of various rate scenarios. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit ALCO needs. The current long-term guideline approved by the Board of Directors defines a neutral rate sensitivity ratio (GAP/Total Assets) as plus or minus 20 percent. However, the ALCO is authorized to manage this ratio outside these limits on a short-term basis, as the committee's expectation of interest rates dictates. Management has estimated that, as of March 31, 1999, the Company's GAP/Total Assets ratios were (18.9) percent, (24.8) percent, and (29.0) percent for the three, six, and twelve-month time periods. For this analysis, savings accounts have been assumed to be repriceable beyond twelve months, and therefore are not included as repriceable liabilities in each of these ratios. The December 31, 1998, three, six, and twelve-month GAP ratios were (13.2) percent, (18.0) percent, and (19.1) percent. The change in the GAP percentages reflect the shortening of the liabilities as might be expected in a low rate environment.

     Management supplements the GAP analysis with a computer simulation approach to manage the interest rate risk of the Company. This computer simulation analysis measures the net interest income impact of a 300 basis point change in interest rates during the next 12 months. If the change in net interest income is less than 3 percent of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At March 31, 1999, the Company's potential pretax exposure was within the Company's policy limit. This policy was last reviewed and approved by the Board of Directors in May, 1998.

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


                                                QUANTITATIVE MARKET RISK DISCLOSURE

                                                             Principal/Notional Amount Maturing in:
                                                                     (Dollars in thousands)                              Fair
                                        ----------------------------------------------------------------------------     Value
                                          Year 1     Year 2     Year 3     Year 4     Year 5   Thereafter    Total      3/31/99
                                        ---------  ---------  ---------  ---------  ---------  ----------  ---------   ---------
Rate sensitive assets:
  Fixed interest rate loans             $  63,331  $  40,176  $  48,082  $  27,677  $  59,594  $  25,177   $ 264,037   $ 265,744
  Average interest rate                      8.61%      8.62%      8.33%      8.43%      8.00%      7.97%       8.35%
  Variable interest rate loans          $ 257,928  $   2,689  $   2,001  $   1,655  $   1,559  $  39,972   $ 305,804   $ 306,073
  Average interest rate                      8.34%      9.31%      9.81%     10.04%      9.96%      7.61%       8.28%
  Fixed interest rate securities        $  23,782  $  20,731  $  47,691  $  23,697  $  23,719  $ 161,512   $ 301,132   $ 302,492
  Average interest rate                      6.50%      6.67%      5.64%      6.25%      6.14%      5.95%       6.04%
  Variable interest rate securities     $     220  $     213  $     226  $     240  $     255  $   3,697   $   4,851   $   4,606
  Average interest rate                      5.01%      4.66%      4.66%      4.66%      4.66%      4.65%       4.67%
  Other interest-bearing assets         $   1,122  $       0  $       0  $       0  $       0  $       0   $   1,122   $   1,122
  Average interest rate                      4.51%                                                              4.35%
Rate sensitive liabilities:
  Non-interest bearing checking            $5,561  $   4,962  $     898  $     856  $   1,251  $  93,409   $ 106,937   $ 106,937
  Average interest rate
  Savings & interest bearing checking   $   8,455  $   7,634  $   6,779  $   6,158  $   4,938  $  76,993   $ 110,957   $ 110,956
  Average interest rate                      1.55%      1.55%      1.55%      1.55%      1.55%      1.69%       1.65%
  Time deposits                         $ 443,542  $  40,267  $  14,163  $   6,040  $   3,890  $   1,631   $ 509,533   $ 512,038
  Average interest rate                      4.87%      5.43%      5.65%      5.82%      5.28%      5.90%       4.95%
  Fixed interest rate borrowings        $ 117,660  $  10,850  $       0  $  10,082  $   1,408  $  19,245   $ 159,245   $ 165,176
  Average interest rate                      4.06%      5.71%      0.00%      5.25%      6.15%      8.96%       4.86%
  Variable interest rate borrowings     $  10,000  $       0  $       0  $       0  $       0  $       0   $  10,000   $  10,000
  Average interest rate                      5.38%                                                              5.38%

Borrowings

     The Company is a member of the FHLB of Indianapolis. Membership has enabled the Company to participate in the housing programs sponsored by the FHLB, thereby enhancing the Company's ability to offer additional programs throughout its trade area. The Company is authorized to borrow up to $100 million under the FHLB program. As of March 31, 1999, the borrowings from the FHLB totaled $21,349,000, with $10,000,000 due April 27, 1999, $10,000,000 due
December 28, 2001, $1,300,000 due June 24, 2003, and $49,000 with annual payments maturing on January 15, 2018. All borrowings are collateralized by residential real estate mortgages. Membership in the FHLB requires an equity investment in FHLB stock. The amount required is computed annually, and is based upon a formula which considers the Company's total investment in residential real estate loans, mortgage-backed securities and any FHLB advances outstanding at year-end. The Company's investment in FHLB stock at March 31, 1999, was $2,844,000.

Capital and Stockholders' Equity

     The Federal Deposit Insurance Corporation's (FDIC) risk based capital regulations require that all banks maintain an 8.0 percent total risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0 percent Tier I leverage capital ratio, a 6.0 percent Tier I risk based capital ratio and a 10.0 percent total risk based capital ratio. As of March 31, 1999, the Company's ratios were 6.4 percent, 9.5 percent and 10.7 percent, excluding the SFAS No. 115 adjustment. The ratios reported at December 31, 1998 were 6.4 percent, 9.6 percent and 10.8 percent and ratios reported at March 31, 1998 were 6.3 percent, 10.0 percent and 11.7 percent. The ratios include the maximum amount of the trust preferred securities allowed by regulations. Current regulations limit the amount of trust preferred securities included in Tier I capital to the greater of the amount of the trust preferred securities or 25 percent of the total Tier I capital. All ratios continue to be above "well capitalized" levels.

     Total stockholders' equity increased $253,000 or 0.5 percent from December 31, 1998, to $55,409,000 at March 31, 1999. Net income of $2,070,000, less dividends of $598,000, less the decrease in the accumulated other comprehensive income of $1,174,000, less $45,000 for the cost of treasury stock acquired comprised this increase.

Five Year Growth

     Total Company assets have grown from $444,571,000 at March 31, 1994, to $960,121,000 at March 31, 1999. This is an increase of $515,550,000 or 116.0 percent which equates to a 16.6 percent rate of growth per year. Stockholders' equity has increased from $28,514,000 to $55,409,000 for the same time period. That is an increase of $26,895,000 or 94.3 percent which equates to a 14.2 percent rate of growth per year. Net income for the three months ended March

31, 1994, compared to the net income for the same period of 1999, increased $665,000 or 47.3 percent from $1,405,000 to $2,070,000. From March 31, 1994, to March 31, 1999, the number of Lake City Bank offices increased from 23 to
43. This growth has been funded through results of operation, issuance of trust preferred securities and existing capital. It should be noted that past rates of growth may not be indicative of growth in future periods.

RESULTS OF OPERATIONS

Net Income

     Net income increased to $2,070,000 for the first three months of 1999, an increase of $68,000 from the $2,002,000 recorded over the same period in 1998. Basic earnings per share for the first three months of 1999 were $.36 per share, which was an increase over the $.34 per share for the first three months of 1998. Diluted earnings per share reflects the potential diluted impact of stock options granted during the first quarter of 1999 and during 1998 under an employee stock option plan approved by the shareholders in April, 1998. The stock options did not have a significant impact on earnings per share as diluted earnings per share was the same as basic earnings per share for the three-month period ended March 31, 1999.

Net Interest Income

     The net effect of all factors affecting total interest and dividend income and total interest expense was to increase net interest income. For the three-month period ended March 31, 1999, net interest income totaled $7,446,000, an increase of 13.0 percent or $856,000 over the first three months of 1998. This increase occurred in part because of the efforts to improve the loan to deposit ratio. Management plans to continue its efforts in growing the loan portfolio, as well as implementing a more aggressive short-term funding strategy to continue this positive trend.

     Interest and dividend income increased $1,470,000 or 9.8 percent for the three-month period ending March 31, 1999, as compared to the three-month period ending March 31, 1998. Daily average earning assets for the first quarter of 1999 increased to $880,417,000, a 19.3 percent increase over the same period in 1998. The tax equivalent yields on average earning assets decreased by 57 basis points for the three-month period ending March 31, 1999, when compared to the same period of 1998.

     The decrease in the yield on average earning assets reflected reductions in the yields on both loans and securities and the higher level of average daily securities to average daily earning assets. The decrease in yields reflects the current low-rate environment along with the level of competition in the markets served. The yield on securities is historically lower than the yield on loans, and increasing the ratio of securities to total earning assets will normally lower the yield on earning assets. The ratio of average daily securities to average earning assets for the first quarter of 1999 was 36.5 percent compared to 36.0 percent for the same period of 1998. Approximately
53.0 percent of the securities sales for the first quarter of 1999 were during the month of March. Therefore, due to the timing of the securities sales, the ratio of the average daily balance of securities to average earning assets was higher, while the month-end ratio of securities to earning assets was lower,
35.2 percent at March 31, 1999, to 36.3 percent at the same date of 1998. In addition, the overall tax equivalent yield on loans decreased 63 basis points when comparing the three-month periods ending March 31, 1999 and 1998. The yield on securities decreased 42 basis points for the same respective period.

     Loan yields decreased during the first three months of 1999, but were offset by an increase in loan balances. The average daily loan balances for the first three months of 1999 increased 18.1 percent over the average daily loan balances for the same period of 1998. The loan growth was funded by the deposits assumed in prior year acquisitions and sales of securities. The increase in loan income of $1,034,000 or 9.8 percent for the period March 31, 1999, over March 31, 1998, resulted from this loan growth.

     Income from securities totaled $4,670,000 for the first three months of 1999, an increase of $413,000 or 9.7 percent over the amount for the same period of 1998. This gain was the result of the increase in the average daily balances of securities offset by the decrease in the yields on securities. The average daily balances of securities for the three-month period ending March 31, 1999 increased $35,145,000 when compared to the same period of the prior year.

     Income from short-term investments amounted to $137,000 for the three-month period ended March 31, 1999. This compares to $114,000 for the same period in 1998. This increase of $23,000 resulted from an increase of $3,044,000 or 35.1 percent in short-term investments for the three-month period ending March 31, 1999 over the three-month period ending March 31, 1998, offset by a 57 basis point reduction in the tax equivalent yield.

     Total interest expense increased $614,000 or 7.3 percent to $8,970,000 for the three-month period ended March 31, 1999, from $8,356,000 for the three-month period ended March 31, 1998. This was a result of the overall growth of deposits in existing offices and changes in the deposit mix offset by a 40 basis point reduction in the Company's daily cost of funds. On an average daily basis, total deposits (including demand deposits) increased 13.2 percent for the three-month period ended March 31, 1999, as compared to the similar period ended March 31, 1998. When comparing these periods, the average daily balances of the demand deposit accounts rose $17,879,000 while the average daily balances of savings and transaction accounts combined declined $4,377,000. The average daily balance of time deposits, which pay a higher rate of interest as compared to demand deposit and transaction accounts, increased $71,950,000 for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 18.1 percent for the three-month period ended March 31, 1999, as compared to the three-month period ended March 31, 1998.

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

     The provision amounted to $225,000 and $120,000 for the three-month periods ended March 31, 1999 and 1998. These provisions reflected the growth of the loan portfolio, as well as the levels of past due accruing loans (90 days or more) and nonaccrual loans over the same periods. These levels of non-performing loans reflect both the general economic conditions that have promoted growth and expansion in the Company's trade area during the last several years, and a credit risk management strategy that promotes diversification.

     As of March 31, 1999, loans delinquent 90 days or more that were included in the accompanying financial statements as accrual loans totaled approximately $156,000. At March 31, 1999, there were loans totaling $37,000 on nonaccrual. At December 31, 1998, there were $227,000 in loans delinquent 90 days or more included as accruing loans in the financial statements and there were no nonaccrual loans.

     The ratio of the allowance for loan losses to total loans has remained fairly constant since year end. At March 31, 1999, the ratio was 1.00 percent as compared to 1.02 percent at December 31, 1998. At March 31, 1999, 46.7 percent of the Company's allowance for loan losses was classified as unallocated as compared to 50.1 percent classified as unallocated at December 31, 1998.

     As part of the loan review process, management also reviews all loans classified as `special mention' or below, as well as other loans that might warrant application of SFAS No. 114 as amended by SFAS No. 118, `Accounting by Creditors for Impairment of a Loan'. As of March 31, 1999 and December 31, 1998, no loans were classified as impaired.

     Following is a summary of the loan loss experience for the three months ending March 31, 1999, and the year ending December 31, 1998.

                                                March 31,    December 31,
                                                  1999          1998
                                              ------------- -------------
                                                     (in thousands)

Amount of loans outstanding                   $     569,128  $     538,496
                                              -------------  -------------
Average daily loans outstanding for           $     546,118  $     489,336
                                              -------------  -------------

Allowance for loan losses at the
  beginning of the period                     $       5,510   $      5,308

Charge-offs
 Commercial                                               0              9
 Real estate                                              6              0
 Installment                                             39            329
 Credit card and personal credit lines                    4             78
                                              -------------   ------------
    Total charge-offs                                    49            416

Recoveries
 Commercial                                               2             44
 Real estate                                              0              0
 Installment                                             20             86
 Credit card and personal credit lines                    7              8
                                              -------------   ------------
    Total recoveries                                     29            138
                                              -------------   ------------
Net charge-offs                                          20            278

Provision charged to expense                            225            480
                                              -------------   ------------
Allowance for loan losses at the end of
 the period                                   $       5,715   $      5,510
                                              =============   ============

Ratio of annualized net charge-offs during
 the period to average daily loans during
 the period:
 Commercial                                           0.00%         (0.01)%
 Real estate                                          0.00%          0.00%
 Installment                                          0.01%          0.05%
 Credit card and personal credit lines                0.00%          0.02%
                                              -------------   ------------
 Total                                                0.01%          0.06%
                                              =============   ============

     Net interest income after provision for loan losses totaled $7,221,000 for the three-month period ended March 31, 1999. This represents an increase of 11.6 percent over the same period ended March 31, 1998.

Noninterest Income

     Total noninterest income increased $584,000 or 23.9 percent to $3,024,000 for the three-month period ended March 31, 1999, from $2,440,000 recorded for the three-month period ended March 31, 1998.

     Trust fees, which represent basic recurring service fee income, decreased $26,000 or 8.3 percent to $289,000 for the three-month period ended March 31, 1999, as compared to $315,000 for the first three months of 1998. Increases in living trust fees, employee benefit plan fees and agency fees were offset by declines in testamentary trust fees, stock transfer fees and executorship fees.

     Service charges on deposit accounts increased 14.2 percent or $126,000 during the three-month period ended March 31, 1999, totaling $1,013,000, as compared to the same period in 1998. Fees on the LCB Club account (the Company's low cost checking account service), individual checking account fees and overdraft fees were the primary sources for the increase.

     Other income (net) consists of normal recurring fee income, as well as other income that management classifies as nonrecurring. Other income (net) remained stable at $811,000. Increases in commercial and other fees, insurance income, and credit card fees were offset by decreases in brokerage income, mortgage service fees, and miscellaneous income. March 31, 1998 miscellaneous income included the gain on sale of an office in the first quarter of 1998.

     The profits from the sale of mortgages during the three-month period ended March 31, 1999, totaled $460,000, as compared to $175,000 during the same period in 1998. This increase reflected the increase in the volume of mortgages sold during the first three months of 1999, as compared to the sales during the first three months of 1998.

     Net investment securities gains (losses) amounted to $451,000 for the three-month period ended March 31, 1999, as compared to $253,000 for the three-month period ended March 31, 1998. In the first three months of 1999 and 1998, the securities gains primarily resulted from the sales of securities from the available-for-sale portfolio. The increase year to year was the effect of management taking advantage of the current rate environment to fund the increases in the loan portfolios.

Noninterest Expense

     Noninterest expense increased $1,107,000 or 18.3 percent to $7,141,000 for the three-month period ended March 31, 1999, as compared to the first three months of 1998.

     For the three months ended March 31, 1999, salaries and employee benefits increased to $3,801,000, a $502,000 increase or 15.2 percent as compared to the first three months of 1998. This increase reflected normal salary increases and additions to staff. Total employees increased to 474 at March 31, 1999, from 454 at March 31, 1998. The increase in total employees included increases in branch personnel along with increases in clerical and administrative staff relating to the growth of the Company.

     For the three-month period ended March 31, 1999, occupancy and equipment expenses were $1,272,000, a $394,000 or 44.9 percent increase from the same period one year ago. This performance reflected the ordinary timing differences incurred with these types of expenses, as well as additional expense related to the new locations added during 1998 along with investments in equipment and technology necessary to remain competitive. These expenses are expected to continue to increase as the Company continues to grow.

     For the three-month period ended March 31, 1999, other expenses totaled $2,068,000 as compared to $1,857,000 during the same period in 1998. This is an increase of 11.4 percent or $211,000. When comparing the first three months of 1999 to the same period of 1998, significant increases were noted in data processing fees (up $93,000 or 26.5 percent) and supplies, postage and phone (up $123,000 or 31.7 percent).

Income Before Income Tax Expense

     As a result of the above factors, income before income tax expense increased $228,000 or 7.9 percent to $3,104,000 for the first three months of 1999, as compared to $2,876,000 for the same period in 1998. Again, this was due primarily to the loan growth and the increase in noninterest income offset by the added overhead expenses resulting from growth and acquisitions.

Income Tax Expense

     Income tax expense increased to $1,034,000 for the first three months of 1999, as compared to $874,000 for the same period in 1998. This $160,000 or
18.3 percent increase was a result of higher income before taxes, adjustments in deferred tax assets and tax reductions from additional municipal income.

     The combined State franchise tax expense and the Federal income tax expense as a percentage of income before income tax expense increased to 33.3 percent during the first three months of 1999, as compared to 30.4 percent during the same period in 1998. Currently the State franchise tax rate is 8.5 percent and is a deductible expense for computing Federal income tax.

YEAR 2000

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

     The Company is taking a proactive approach to the Year 2000 issue. A Year 2000 Committee was formed and is comprised of representatives from all major departments and includes involvement of an executive officer to provide senior management support and to report periodically to the Board of Directors on the Year 2000 effort. The committee developed a plan of action that is being followed to ensure the Company addresses the critical Year 2000 issues. A master inventory of all software and hardware in use by the Company was compiled. All software vendors were requested to provide a written statement regarding their Year 2000 efforts and compliance. FiServ, Pittsburgh, PA, is the primary data processing vendor the Company uses. FiServ processes all the major applications for the Company including deposits, loans, and general ledger. FiServ is one of the leading data processing vendors for the banking industry. As a result, FiServ is periodically examined by bank regulatory agencies regarding its Year 2000 efforts to help ensure its systems will be Year 2000 compliant. FiServ maintains a website on the Internet and specifically addresses its Year 2000 efforts. FiServ's systems are being reviewed for Year 2000 compliance by the accounting firm McGladrey and Pullen. Periodic reports are received from McGladrey and Pullen regarding their reviews. In addition, a Company representative is a member of the FiServ Client Advisory Board. No material Year 2000 concerns have been brought to the attention of the Company.

     The support and network software the Company uses is purchased from outside vendors. Any software where the vendor was unable to confirm the software as being Year 2000 compliant, or did not provide a statement on Year

2000 compliance, was evaluated to determine the potential impact of noncompliance and availability of alternative compliant software. The review of all the software is complete, and Year 2000 compliant software is being installed to replace software determined to be non-compliant or for which no certification of compliance was provided. The Company has developed a software-testing plan which was submitted to bank regulators in October, 1998. This plan substantially meets all FFIEC guidelines and the Company is on schedule to meet all plan deadlines.

     The hardware the Company uses primarily consists of personal computers, ATMs and communications equipment. The hardware-testing plan the Company is following was submitted to the regulators in October 1998. This plan substantially meets all FFIEC guidelines and the Company is on schedule to meet all plan deadlines. All personal computers have been tested by Company personnel for Year 2000 compliance. The vendors of the ATMs and backroom processing equipment used by the Company have been contacted regarding the compliance of the models used by the Company. All hardware failing the tests or known to be noncompliant was evaluated as to the possible effect of noncompliance and the need for replacement. Several hardware purchases were accelerated due to Year 2000 issues.

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

     Other electrical and mechanical equipment is also being evaluated as to reliance on computer software and the possible effect of the Year 2000. Major components of this equipment include security and HVAC (heating, ventilation and air conditioning) equipment. The Company's security officer has determined that all security equipment has been tested to determine the reliance on computer systems and the potential impact of the Year 2000 issue. The Company's facilities manager is responsible for evaluating the other equipment such as HVAC and elevators to determine reliance on computer systems and to obtain statements as to Year 2000 compliance from vendors as necessary. The evaluation of this equipment was completed as of December 31, 1998. No material items were noted.

     For the Company, the potential software, hardware, and other electrical and mechanical equipment costs are not anticipated to be material. The Company does not develop its own software, but purchases processing and software from outside vendors. The hardware the Company uses consists primarily of personal computers, ATMs, telephone systems, and back room equipment such as document processing and imaging equipment. In 1997, the Company began updating its wide and local area networks (WAN/LAN) and its teller platform system as part of its continuing expansion and commitment to technology. The WAN/LAN and teller platform system being installed is Year 2000 compliant.

     Beginning in 1996, the Company began projects to upgrade its technology and support systems due to the growth the Company was experiencing and anticipated. The costs incurred for these projects were $4.5 million. The costs within these projects specifically related to the Year 2000 issue are difficult to segregate. However, management estimates approximately 20 percent of these project costs were combined software, hardware and other equipment costs related to the Year 2000 issue, including costs of accelerated purchases. This estimate does not include any personnel costs relating to the Year 2000 issue. These projects are substantially complete.

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

     Based upon internal evaluations, becoming Year 2000 compliant for the Company is not anticipated to have a material impact on the financial statements. Becoming Year 2000 compliant has had an impact on 1998 and 1999 earnings due to additional payroll costs, training costs and accelerated purchases. Management believes it is taking the necessary steps to ensure the Company's systems will be Year 2000 compliant in a timely manner. In January, 1999, the FDIC completed a Phase II examination of the Company's Year 2000 efforts. The Company continues to meet all published FDIC Year 2000 guidelines.

     As a precaution, management is in the process of developing both bank-wide and functional area contingency plans. The largest risks the Company has are that FiServ will not be able to process or there will be problems with communications or power. Regulators have agreed there are certain systems that, due to the level of reliance on these systems, there is little ability to establish traditional contingency plans. Management considers FiServ, communications and power to be these types of systems. Through various communications, FiServ has indicated to the Company that substantial progress has been made with regard to FiServ's Year 2000 readiness. A more likely scenario is that one or more of the support applications will not function correctly. That would most likely result in a one to two day delay in posting of customer transactions since the majority of the functions of the non-FiServ applications could be performed manually. Currently the major concerns are power and communications since these are provided by outside sources and the Company has no means to test them. The Company does have a back-up power system to provide power to key areas in the event of a power failure and can transport transaction information physically in the event of communication problems. Both these concerns have been addressed in the Company's contingency plan. The Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that the Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results. It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers, or even the possible loss of electric power or phone service, however, such costs could be substantial.

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

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                March 31, 1999

                          Part II - Other Information

Item 1.   Legal proceedings
          -----------------

          There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.   Changes in Securities
          ---------------------

          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a.  Exhibits

              27 Financial Data Schedule

          b.  Reports

              None

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                March 31, 1999

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



                                             LAKELAND FINANCIAL CORPORATION
                                                    (Registrant)




Date: May 12, 1999                 Michael L. Kubacki
                                   ----------------------------------------
                                   Michael L. Kubacki - President and Chief
                                   Executive Officer




Date: May 12, 1999                 Terry M. White
                                   ------------------------------------------
                                   Terry M. White - Secretary and Chief
                                   Financial Officer

                                 EXHIBIT INDEX

   Exhibit
     No.       Description                                  Page
   -------     -------------------------------------------  -----

     27        Financial Data Schedule (EDGAR filing only)