Form 10-Q
period 1999-06-30
LAKELAND FINANCIAL CORP
filed 1999-08-13
CIK 721994

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                      Outstanding at August 2, 1999
Common Stock, No Par Value                                   5,792,182

                         LAKELAND FINANCIAL CORPORATION

                           Form 10-Q Quarterly Report

                                Table of Contents


                                     PART I.

                                                                   Page Number

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  1
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations  . . . . . . . . . 12


                                    PART II.

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . 30
Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . 30
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . 30
Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . 30
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . 30
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 31

Form 10-Q Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . 32


                                                      Part I

                                           Item 1 - Financial Statements

                                          LAKELAND FINANCIAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                     As of June 30, 1999 and December 31, 1998
                                                  (in thousands)

                                                   (Page 1 of 2)


                                                                                                          June 30,    December 31,
                                                                                                            1999          1998
                                                                                                         -----------   -----------
                                                                                                         (Unaudited)
ASSETS
Cash and cash equivalents:
  Cash and due from banks                                                                                $    44,185   $    45,933
  Short-term investments                                                                                      10,288        15,575
                                                                                                         -----------   -----------
     Total cash and cash equivalents                                                                          54,473        61,508

Securities available-for-sale:
  U. S. Treasury securities                                                                                   35,120        39,521
  Mortgage-backed securities                                                                                 169,577       227,944
  State and municipal securities                                                                              47,178        59,112
  Other debt securities                                                                                       18,097         1,081
                                                                                                         -----------   -----------
     Total securities available-for-sale
     (carried at fair value)                                                                                 269,972       327,658

Securities held-to-maturity:

     Total securities held-to-maturity
     (fair value of $0 at
     June 30, 1999, and $0
     at December 31, 1998)                                                                                         0             0

Real estate mortgages held-for-sale                                                                            2,496         3,796

Loans:
  Total loans                                                                                                619,057       538,496
  Less: Allowance for loan losses                                                                              5,906         5,510
                                                                                                         -----------   -----------
     Net loans                                                                                               613,151       532,986

Land, premises and equipment, net                                                                             27,402        26,370
Accrued income receivable                                                                                      5,759         5,669
Intangible assets                                                                                             10,987        11,453
Other assets                                                                                                  10,754         9,469
                                                                                                         -----------   -----------
     Total assets                                                                                        $   994,994   $   978,909
                                                                                                         ===========   ===========

                                                    (Continued)

                                                      Part I

                                           Item 1 - Financial Statements

                                          LAKELAND FINANCIAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                     As of June 30, 1999 and December 31, 1998
                                                  (in thousands)

                                                   (Page 2 of 2)

                                                                                                          June 30,    December 31,
                                                                                                            1999          1998
                                                                                                         -----------   -----------
                                                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest bearing deposits                                                                           $   129,128   $   118,361
  Interest bearing deposits                                                                                  594,997       620,986
                                                                                                         -----------   -----------
     Total deposits                                                                                          724,125       739,347

Borrowings:
  Federal funds purchased                                                                                     30,215             0
  U.S. Treasury demand notes                                                                                   4,000         1,527
  Securities sold under agreements
    to repurchase                                                                                            119,540       110,163
  Other borrowings                                                                                            20,000        24,000
                                                                                                         -----------   -----------
     Total borrowings                                                                                        173,755       135,690

Accrued expenses payable                                                                                       6,110         6,503
Other liabilities                                                                                              1,027         1,589
Other debt                                                                                                    16,481        21,386
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                                                           19,251        19,238
                                                                                                         -----------   -----------
     Total liabilities                                                                                       940,749       923,753

STOCKHOLDERS' EQUITY
Common stock: No par value, 90,000,000 shares authorized, 5,813,984 shares issued and 5,794,615 outstanding as of June 30, 1999, and 5,813,984 shares issued and 5,796,918
  outstanding at December 31, 1998                                                                             1,453         1,453
Additional paid-in capital                                                                                     8,537         8,537
Retained earnings                                                                                             46,606        43,652
Unrealized net gain (loss) on securities available-for-sale                                                   (1,972)        1,848
Treasury stock, at cost                                                                                         (379)         (334)
                                                                                                         -----------   -----------
     Total stockholders' equity                                                                               54,245        55,156
                                                                                                         -----------   -----------

     Total liabilities and stockholders' equity                                                          $   994,994   $   978,909
                                                                                                         ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                      Part I

                                           Item 1 - Financial Statements

                                          LAKELAND FINANCIAL CORPORATION
                                         CONSOLIDATED STATEMENTS OF INCOME
                                     For the Three Months and Six Months Ended
                                              June 30, 1999, and 1998
                                        (in thousands except for share data)

                                                    (Unaudited)

                                                   (Page 1 of 2)

                                                                                 Three Months Ended           Six Months Ended
                                                                                       June 30,                    June 30,
                                                                              ---------- -- ----------    ---------- -- ----------
                                                                                 1999          1998          1999          1998
                                                                              ----------    ----------    ----------    ----------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans: Taxable                                           $   12,614    $   11,047    $   24,179    $   21,571
                            Tax exempt                                                45            50            89           101
                                                                              ----------    ----------    ----------    ----------
   Total loan income                                                              12,659        11,097        24,268        21,672
Short-term investments                                                                55           221           192           335

Securities:
 U.S. Treasury and government agency securities                                      622           707         1,226         1,479
 Mortgage-backed securities                                                        2,935         3,307         6,177         6,391
 State and municipal securities                                                      679           523         1,432           873
 Other debt securities                                                               125            49           196           100
                                                                              ----------    ----------    ----------    ----------
   Total interest and dividend income                                             17,075        15,904        33,491        30,850

INTEREST EXPENSE
----------------
Interest on deposits                                                               6,789         7,146        13,518        13,740
Interest on short-term borrowings                                                  1,627         1,099         3,137         2,049
Interest on long-term debt                                                           710           792         1,441         1,604
                                                                              ----------    ----------    ----------    ----------
   Total interest expense                                                          9,126         9,037        18,096        17,393
                                                                              ----------    ----------    ----------    ----------
NET INTEREST INCOME                                                                7,949         6,867        15,395        13,457
-------------------
Provision for loan losses                                                            275           120           500           240
                                                                              ----------    ----------    ----------    ----------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                                          7,674         6,747        14,895        13,217
-------------------------                                                     ----------    ----------    ----------    ----------

NONINTEREST INCOME
------------------
Trust fees                                                                           248           307           537           622
Service charges on deposit accounts                                                1,080           988         2,093         1,875
Other income (net)                                                                 1,115           718         1,926         1,528
Net gains on the sale of real estate mortgages held-for-sale                         295           452           755           627
Net securities gains (losses)                                                        408           266           859           519
                                                                              ----------    ----------    ----------    ----------
   Total noninterest income                                                        3,146         2,731         6,170         5,171

                                                    (Continued)

                                                      Part I

                                           Item 1 - Financial Statements

                                          LAKELAND FINANCIAL CORPORATION
                                         CONSOLIDATED STATEMENTS OF INCOME
                                     For the Three Months and Six Months Ended
                                              June 30, 1999, and 1998
                                        (in thousands except for share data)

                                                    (Unaudited)

                                                   (Page 2 of 2)

                                                                                 Three Months Ended           Six Months Ended
                                                                                      June 30,                    June 30,
                                                                              ---------- -- ----------    ---------- -- ----------
                                                                                 1999          1998          1999          1998
                                                                              ----------    ----------    ----------    ----------
NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                                                     3,900         3,340         7,701         6,639
Occupancy and equipment expense                                                    1,336           942         2,608         1,820
Other expense                                                                      2,335         2,196         4,403         4,053
                                                                              ----------    ----------    ----------    ----------
   Total noninterest expense                                                       7,571         6,478        14,712        12,512

INCOME BEFORE INCOME TAX EXPENSE                                                   3,249         3,000         6,353         5,876
--------------------------------

Income tax expense                                                                 1,090           965         2,124         1,839
                                                                              ----------    ----------    ----------    ----------

NET INCOME                                                                    $    2,159    $    2,035    $    4,229    $    4,037
----------                                                                    ==========    ==========    ==========    ==========

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                                     5,813,984     5,813,984     5,813,984     5,813,984

BASIC EARNINGS PER COMMON SHARE                                               $     0.37    $     0.35    $     0.73    $     0.69
-------------------------------                                               ==========    ==========    ==========    ==========

DILUTED EARNINGS PER COMMON SHARE                                             $     0.37    $     0.35    $     0.73    $     0.69
---------------------------------                                             ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                      Part I

                                           Item 1 - Financial Statements

                                          LAKELAND FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  For the Six Months Ended June 30, 1999 and 1998
                                                  (in thousands)

                                                    (unaudited)
                                                                                            For the Six Months Ended
                                                                                                    June 30,
                                                                              ----------------------------------------------------
                                                                                        1999                        1998
                                                                              ------------------------    ------------------------
Common Stock
  Balance at beginning of the period                                          $    1,453                  $    1,453
                                                                              ----------                  ----------
  Balance at end of the period                                                     1,453                       1,453

Paid-in Capital
  Balance at beginning of the period                                               8,537                       8,537
                                                                              ----------                  ----------
  Balance at end of the period                                                     8,537                       8,537

Retained Earnings
  Balance at beginning of the period                                              43,652                      37,766
  Net Income                                                                       4,229    $    4,229         4,037    $    4,037
  Cash dividends declared ($.22 and $.165
    per share)                                                                    (1,275)                       (958)
                                                                              ----------                  ----------
  Balance at end of the period                                                    46,606                      40,845

Accumulated Other Comprehensive Income
  Balance at beginning of the period                                               1,848                         685
  Unrealized gain (loss) on available-for-
    sale securities arising during the period                                     (3,307)                       (128)
  Reclassification adjustments for
    accumulated (gains) losses included
    in net income                                                                   (513)                       (314)
                                                                              ----------                  ----------
  Other comprehensive income
    (net of taxes $[2,506] and $[290])                                            (3,820)       (3,820)         (442)         (442)
                                                                              ----------    ----------    ----------    ----------
  Total comprehensive income                                                  $                    409                  $    3,595
  Balance at end of the period                                                    (1,972)   ==========           243    ==========

Treasury Stock
  Balance at beginning of the period                                                (334)                       (185)
  Acquisition of treasury stock                                                      (45)                       (104)
                                                                              ----------                  ----------
  Balance at end of the period                                                      (379)                       (289)
                                                                              ----------                  ----------
Total Stockholders' Equity                                                    $   54,245                  $   50,789
                                                                              ==========                  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                      Part I

                                           Item 1 - Financial Statements

                                          LAKELAND FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  For the Six Months Ended June 30, 1999 and 1998
                                                  (in thousands)

                                                    (Unaudited)

                                                   (Page 1 of 2)
                                                                                                             1999          1998
                                                                                                          ----------    ----------
Cash flows from operating activities:
  Net income                                                                                              $    4,229    $    4,037
                                                                                                          ----------    ----------
Adjustments to reconcile net income to net cash from operating activities:

  Depreciation                                                                                                 1,172           806
  Provision for loan losses                                                                                      500           240
  Amortization of intangible assets                                                                              479           468
  Loans originated for sale                                                                                  (30,414)      (33,829)
  Net (gain) loss on sale of loans                                                                              (755)         (627)
  Proceeds from sale of loans                                                                                 32,469        31,588
  Net (gain) loss on sale of premises and equipment                                                               11            22
  Net (gain) loss on sale of securities available-for-sale                                                      (859)         (520)
  Net (gain) loss on calls of securities held-to-maturity                                                          0             1
  Net securities amortization (accretion)                                                                      1,169           428
  Increase (decrease) in taxes payable                                                                           248           417
  (Increase) decrease in income receivable                                                                       (90)         (396)
  Increase (decrease) in accrued expenses payable                                                                571          (329)
  (Increase) decrease in other assets                                                                              9        (1,609)
  Increase (decrease) in other liabilities                                                                      (562)         (287)
                                                                                                          ----------    ----------
    Total adjustments                                                                                          3,948        (3,627)
                                                                                                          ----------    ----------
       Net cash from operating activities                                                                      8,177           410
                                                                                                          ----------    ----------
Cash flows from investing activities:
  Proceeds from maturities and calls of securities held-to-maturity                                                0        30,267
  Proceeds from maturities and calls of securities available-for-sale                                         38,950        10,773
  Purchases of securities available-for-sale                                                                 (15,592)      (28,426)
  Purchases of securities held-to-maturity                                                                         0       (94,657)
  Proceeds from sales of securities available-for-sale                                                        27,692        19,434
  Net (increase) decrease in total loans                                                                     (80,665)      (28,840)
  Proceeds from sale of premises and equipment                                                                    82             0
  Purchases of land, premises and equipment                                                                   (2,297)       (1,370)
  Net proceeds (payments) from acquisitions                                                                        0        30,020
                                                                                                          ----------    ----------
        Net cash from investing activities                                                                   (31,830)      (62,799)
                                                                                                          ----------    ----------
                                                    (Continued)

                                                      Part I

                                           Item 1 - Financial Statements

                                          LAKELAND FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  For the Six Months Ended June 30, 1999 and 1998
                                                  (in thousands)

                                                    (Unaudited)

                                                   (Page 2 of 2)
                                                                                                              Six Months Ended
                                                                                                                  June 30,
                                                                                                          ------------------------
                                                                                                             1999          1998
                                                                                                          ----------    ----------
Cash flows from financing activities:
  Net increase (decrease) in total deposits                                                               $  (15,222)   $   48,978
  Proceeds from short-term borrowings                                                                     10,057,137       393,311
  Payments on short-term borrowings                                                                      (10,019,072)     (381,187)
  Proceeds from long-term borrowings                                                                             111            50
  Payments on long-term borrowings                                                                            (5,016)          (16)
  Dividends declared                                                                                          (1,275)         (958)
  Purchase of treasury stock                                                                                     (45)         (104)
                                                                                                          ----------    ----------
        Net cash from financing activities                                                                    16,618        60,074
                                                                                                          ----------    ----------
  Net increase (decrease) in cash and cash equivalents                                                        (7,035)       (2,315)

Cash and cash equivalents at beginning of the period                                                          61,508        49,762
                                                                                                          ----------    ----------
Cash and cash equivalents at end of the period                                                            $   54,473    $   47,447
                                                                                                          ==========    ==========
Cash paid during the period for:
  Interest                                                                                                $   18,584    $   17,001
                                                                                                          ==========    ==========
  Income taxes                                                                                            $    1,858    $    1,711
                                                                                                          ==========    ==========
Loans transferred to other real estate                                                                    $        0    $       52
                                                                                                          ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                          LAKELAND FINANCIAL CORPORATION
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   June 30, 1999

                                                    (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This report is filed for Lakeland Financial Corporation (the Company) and its wholly owned subsidiaries, Lake City Bank (the Bank) and Lakeland Capital Trust (Lakeland Trust). All significant intercompany balances and transactions have been eliminated in consolidation.

     The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate and do not make the information presented misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report to stockholders and Form 10-K. In preparing financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported and the disclosures provided. Results for the periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the results for interim periods are reflected in the quarterly statements.

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

     The common shares outstanding for the stockholders' equity section of the consolidated balance sheet reflect the acquisition of 19,369 shares of Company common stock to offset a liability for a directors' deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

     A reconciliation of the numerators and denominators of the basic earnings per common share and the diluted earnings per common share for the periods ended June 30, 1999 and 1998 is presented below. All dollar amounts other than earnings per share are in thousands.

                                                                       For the three months ended       For the six months ended
                                                                                June 30,                        June 30,
                                                                      ----------------------------    ----------------------------
                                                                          1999            1998            1999            1998
                                                                      ------------    ------------    ------------    ------------
Basic earnings per common share
  Net income available to common stockholders                         $      2,159    $      2,035    $      4,229    $      4,037

  Weighted-average common shares outstanding                             5,813,984       5,813,984       5,813,984       5,813,984

    Basic earnings per common share                                   $        .37    $        .35    $        .73    $        .69

Earnings per common share assuming dilution

  Net income available to common stockholders                         $      2,159    $      2,035    $      4,229    $      4,037

  Weighted-average common shares outstanding                             5,813,984       5,813,984       5,813,984       5,813,984

  Add: dilutive effects of exercises of stock options                           43           1,513              43           1,513

  Weighted-average common and diluted potential
    common shares outstanding                                            5,814,027       5,815,497       5,814,027       5,815,497

    Diluted earnings per common share                                 $        .37    $        .35    $        .73    $        .69

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

                           Number                Risk-       Stock       Fair
                            of       Exercise    Free        Price     Value of
                          Options     Price      Rate     Volatility   Grants
                         ---------  ---------  ---------  ----------  ---------
Outstanding 1/1/99         188,935

Granted 2/9/99             107,310  $   19.44      4.79%      44.00%  $    7.50
Granted 3/10/99                600      18.75      5.12%      44.00%       7.28
Granted 3/31/99              5,000      18.00      5.10%      44.00%       6.94
Granted 5/11/99              1,000      17.50      5.40%      44.00%       6.52
Exercised                        0

Forfeited                    1,600

Outstanding 6/30/99        301,245

     The fair values of the options were estimated using an expected life of 5 years and expected dividends of $.11 per quarter. There were 925 options exerciseable as of June 30, 1999.

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

                                                                       For the three months ended       For the six months ended
                                                                                June 30,                        June 30,
                                                                      ----------------------------    ----------------------------
                                                                          1999            1998            1999            1998
                                                                      ------------    ------------    ------------    ------------

Net income as reported                                                $      2,159    $      2,035    $      4,229    $      4,037
Pro forma net income                                                  $      2,057    $      1,999    $      4,025    $      4,001

Basic earnings per common share as reported                           $        .37    $        .35    $        .73    $        .69
Diluted earnings per common share as reported                         $        .37    $        .35    $        .73    $        .69

Pro forma basic earnings per common share                             $        .35    $        .34    $        .69    $        .69
Pro forma diluted earnings per common share                           $        .35    $        .34    $        .69    $        .69

                                     Part 1
                         LAKELAND FINANCIAL CORPORATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       and
                              RESULTS OF OPERATION

                                  June 30, 1999

OVERVIEW

     Lakeland Financial Corporation (the "Company") is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and with the June opening of its newest office in Fort Wayne, now operates 43 offices in 15 counties in northern Indiana.

     The Company earned $4,229,000 for the first six months of 1999, an increase of 4.8 percent over the same period last year. Earnings for the second quarter were up 6.1 percent to $2,159,000 over the second quarter of 1998.

     Over the past five years, total Company assets have more than doubled, from $465,819,000 at June 30, 1994, to $994,994,000 at June 30, 1999. This is
an increase of $529,175,000 or 113.6, percent which equates to a 16.4 percent rate of growth per year. Stockholders' equity has increased from $28,917,000 to $54,245,000 for the same time period. That is an increase of $25,328,000 or
87.6 percent which equates to a 13.4 percent rate of growth per year. Net income for the six months ended June 30, 1994, compared to the net income for the same period of 1999, increased $1,479,000 or 53.8 percent from $2,750,000 to $4,229,000. From June 30, 1994, to June 30, 1999, the number of Lake City Bank offices increased from 23 to 43. This growth has been funded through results of operation, issuance of trust preferred securities and existing capital. It should be noted that past rates of growth may not be indicative of growth in future periods.

FINANCIAL CONDITION

Assets

     Total assets of the Company were $994,994,000 as of June 30, 1999. This was an increase of $16,085,000 or 1.6 percent from $978,909,000 reported at December 31, 1998. Total loans were $619,057,000 at June 30, 1999. This was an increase of $80,561,000 or 15.0 percent from the December 31, 1998 balance. Total securities decreased $57,686,000 or 17.6 percent to $269,972,000 as of June 30, 1999, from $327,658,000 at December 31, 1998. During the second quarter of 1999, management has continued to shift its asset mix from securities to higher yielding loans. Earning assets increased to $895,907,000 at June 30, 1999. This was an increase of $15,892,000 or 1.8 percent from the December 31, 1998, total of $880,015,000.

Funding

     Total deposits and securities sold under agreements to repurchase (repurchase agreements) consist primarily of funds generated within the Company's primary market area. At June 30, 1999, these funds totaled $843,665,000. This represented a $5,845,000 or 0.7 percent decrease from December 31, 1998. The decrease was primarily in time deposits which decreased $16,755,000 or 3.4 percent from the balance at December 31, 1998, and savings accounts plus interest-bearing demand accounts which decreased $9,234,000 or
7.6 percent. Noninterest-bearing demand accounts increased $10,766,000 or 9.1 percent from the balance at December 31, 1998, and repurchase agreements increased $9,377,000 or 8.5 percent. The repurchase agreements are a combination of fixed rate contracts and cash management accounts, a variable rate repurchase agreement product.

     In addition to these local funding sources, the Company borrows through the Treasury, Tax and Loan program, through federal fund lines with correspondent banks and through advances from the Federal Home Loan Bank of Indianapolis (FHLB). Including these non-local sources, funding totaled $914,361,000 at June 30, 1999. This was a $17,938,000 or 2.0 percent increase from $896,423,000 reported at December 31, 1998.

Earning Assets

     On an average daily basis, total earning assets increased 13.6 percent and 16.3 percent for the three-month period and the six-month period ended June 30, 1999, as compared to the same periods of 1998. On an average daily basis, total deposits and purchased funds increased 12.9 percent and 15.4 percent for the three-month period and six-month period ended June 30, 1999, as compared to the three-month period and six-month period ended June 30, 1998.

Investment Portfolio

     The Company's investment portfolio consists of U.S. Treasuries, Agencies, mortgage-backed securities, municipal bonds, trust preferred securities and corporates. During 1999, new investments have been primarily agencies, corporates and trust preferred stocks. At June 30, 1999, and December 31, 1998, the Company's investment in mortgage-backed securities comprised approximately 62.8 and 69.6 percent of total securities and consisted mainly of CMOs and mortgage pools issued by GNMA, FNMA and FHLMC. As such, these securities are backed directly or indirectly by the federal government. The Company uses Bloomberg analytics to evaluate and monitor all purchases. At June 30, 1999, the securities in the available-for-sale portfolio had a three year average life and a potential for approximately 11 percent price depreciation should rates move up 300 basis points and approximately 6 percent price appreciation should rates move down 300 basis points. As of June 30, 1999, all mortgage-backed securities were performing in a manner consistent with management's original expectations.

     The Company's available-for-sale portfolio is managed with consideration given to factors such as the Company's capital levels, growth prospects, asset/liability structure and liquidity needs. At June 30, 1999, the available-for-sale portfolio constituted 100.0 percent of the total security portfolio. During the first six months of 1999, purchases for the available-for-sale portfolio were $15,592,000 and sales totaled $26,833,000. The securities sold from the available-for-sale portfolio were primarily municipal bonds and mortgage-backed securities and were due to the ongoing shift from securities to higher yielding loans. At June 30, 1999, the net after-tax unrealized loss in the available-for-sale portfolio included in stockholders' equity was $1,972,000, a decrease of $3,820,000 from the unrealized gain included in stockholders' equity at December 31, 1998. This decrease was due to the lower rate environment for securities. Future investment activity is difficult to predict, as it is dependent upon loan and deposit trends and other factors.

Loans

     Total loans increased $80,561,000 to $619,057,000 as of June 30, 1999, from $538,496,000 at December 31, 1998. Loan growth is net of loans reclassified to other real estate and loans sold. The Company continues to experience good loan demand. Commercial loans at June 30, 1999, increased $45,485,000 or 13.1 percent from the level at December 31, 1998. Retail loans at June 30, 1999, increased $37,488,000 or 28.6 percent from December 31, 1998. This increase was largely in indirect consumer loans with an increase of $26,051,000 or 53.9 percent from December 31, 1998. Real estate loans (excluding mortgages held-for-sale) increased $84,000 or 0.1 percent from December 31, 1998. The balances in the real estate loan portfolio are impacted by the sale of real estate mortgages in the secondary market and the level of refinance and new mortgage activity in the existing rate environment. During 1999, mortgages totaling $31,714,000 were sold on the secondary market compared to $30,939,000 sold during the same period of 1998. During these two periods, loans totaling $30,414,000 and $33,807,000 were originated for sale. This program of mortgage sales continues to produce the liquidity needed to meet the mortgage needs of the markets served by the Company, and to generate a long-term servicing portfolio. As a part of the Community Reinvestment Act commitment to making real estate financing available to a variety of customers, the Company continues to originate non-conforming loans that are held to maturity or prepayment.

     The Company had 63.1 percent of its loans concentrated in commercial loans at June 30, 1999, and 64.4 percent at December 31, 1998. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by adjusting its pricing to the perceived risk of each individual credit, and by diversifying the portfolio by customer, product, industry and geography. Customer diversification is accomplished through an administrative loan limit of $8,500,000. Based upon state banking regulations, the Company's legal loan limit at June 30, 1999, was approximately $10,331,000. Product diversification is accomplished by offering a wide variety of financing options. Management reviews the loan portfolio to ensure loans are diversified by industry. The loan portfolios are distributed throughout the Company's principal trade area, which encompasses fifteen counties in Indiana.

     Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the original terms of the loan. Loans renegotiated as troubled debt restructurings totaled $1,230,000 at June 30, 1999, as compared to $1,281,000 at December 31, 1998. The loans classified as troubled debt restructurings at June 30, 1999 were performing in accordance with the modified terms.

     Over the past year, one of management's goals has been to increase the loan to deposit ratio. The desired effect of this strategy has been to create a positive impact on the interest margin, which had declined as a result of increases in deposits due to acquisitions and growth of existing offices. Acquisitions by the Company in the fourth quarter of 1997 and the first quarter of 1998 primarily consisted of assumptions of deposits with only small amounts of loans acquired. As a result, the loan to deposit ratio was reduced. For the first six months of 1999, loans increased faster than deposits, even though almost $32,000,000 of mortgage loans were sold in the secondary market. During this six-month period, loans increased $80,561,000 or 15.0 percent. Demand accounts, which are noninterest-bearing, increased $10,766,000 during the first six months of 1999, and other transaction accounts decreased $9,234,000 during the same period. During the quarter, time deposits decreased by $16,755,000 or 3.4 percent. As a result of these loan and deposit trends, the Company's loan to deposit ratio amounted to 85.5 percent at June 30, 1999, which is an increase from 72.8 percent at year-end 1998.

Market Risk

     The Company's primary market risk exposure is interest rate risk. The Company does not have a material exposure to foreign currency exchange risk, does not own any derivative financial instruments and does not maintain a trading portfolio. The Company, through its Asset/Liability Committee (ALCO), manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit ALCO needs. This computer simulation analysis measures the net interest income impact of a 300 basis point change in interest rates during the next 12 months. If the change in net interest income is less than 3 percent of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At June 30, 1999, the Company's potential pretax exposure was within the Company's policy limit. This policy was last reviewed and approved by the Board of Directors in May, 1999.

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

                                           QUANTITATIVE MARKET RISK DISCLOSURE

                                                                Principal/Notional Amount Maturing in:
                                                                        (Dollars in thousands)                             Fair
                                            ---------------------------------------------------------------------------    Value
                                              Year 1     Year 2     Year 3     Year 4     Year 5   Thereafter   Total     6/30/99
                                            ---------  ---------  ---------  ---------  ---------  ---------- ---------  ---------
Rate sensitive assets:
  Fixed interest rate loans                 $  74,234  $  45,810  $  47,991  $  32,173  $  76,704  $   31,826 $ 308,737  $ 305,170
  Average interest rate                          8.28%      8.51%      8.26%      8.27%      7.87%       7.90%     8.17%
  Variable interest rate loans              $ 265,177  $   2,617  $   1,941  $   1,848  $   1,594  $   39,639 $ 312,816  $ 312,672
  Average interest rate                          8.34%      9.36%      9.92%      9.92%     10.05%       8.12%     8.34%
  Fixed interest rate securities            $  19,197  $  19,747  $  44,370  $  18,714  $  26,341  $  140,536 $ 268,905  $ 265,661
  Average interest rate                          6.38%      6.57%      5.50%      6.20%      6.00%       5.98%     5.99%
  Variable interest rate securities         $     187  $     198  $     210  $     223  $     236  $    3,280 $   4,333  $   4,311
  Average interest rate                          5.16%      4.96%      4.96%      4.96%      4.96%       4.91%     4.93%
  Other interest-bearing assets             $  10,288  $       0  $       0  $       0  $       0  $        0 $  10,288  $  10,288
  Average interest rate                          5.00%                                                             5.00%
Rate sensitive liabilities:
  Non-interest bearing checking             $   6,715  $   5,992  $   1,085  $   1,033  $   1,511  $  112,793 $ 129,128  $ 129,128
  Average interest rate
  Savings & interest bearing checking       $   8,504  $   7,678  $   6,819  $   6,194  $   4,966  $   77,437 $ 111,596  $ 111,596
  Average interest rate                          1.55%      1.55%      1.55%      1.55%      1.55%       1.69%     1.61%
  Time deposits                             $ 422,442  $  36,374  $  13,620  $   5,790  $   3,662  $    1,512 $ 483,401  $ 484,598
  Average interest rate                          4.78%      5.28%      5.65%      5.64%      5.17%       5.81%     4.86%
  Fixed interest rate borrowings            $ 143,505  $  10,250  $       0  $  10,076  $   1,405  $   19,251 $ 184,487  $ 187,502
  Average interest rate                          4.51%      5.62%      0.00%      5.25%      6.15%       9.00%     5.10%
  Variable interest rate borrowings         $  25,000  $       0  $       0  $       0  $       0  $        0 $  25,000  $  25,000
  Average interest rate                          5.35%                                                             5.35%

Borrowings

     The Company is a member of the FHLB of Indianapolis. Membership has enabled the Company to participate in the housing programs sponsored by the FHLB, thereby enhancing the Company's ability to offer additional programs throughout its trade area. The Company is authorized to borrow up to $100 million under the FHLB program. As of June 30, 1999, the borrowings from the FHLB totaled $36,349,000, with $20,000,000 due December 27, 1999, $5,000,000 due April 28, 2000, $10,000,000 due December 28, 2001, $1,300,000 due June 24,
2003, and $49,000 with annual payments maturing on January 15, 2018. All borrowings are collateralized by residential real estate mortgages. Membership in the FHLB requires an equity investment in FHLB stock. The amount required is computed annually, and is based upon a formula which considers the Company's total investment in residential real estate loans, mortgage-backed securities and any FHLB advances outstanding at year-end. The Company's investment in FHLB stock at June 30, 1999, was $2,936,000.

Capital and Stockholders' Equity

     The Federal Deposit Insurance Corporation's (FDIC) risk based capital regulations require that all banks maintain an 8.0 percent total risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0 percent Tier I leverage capital ratio, a 6.0 percent Tier I risk based capital ratio and a 10.0 percent total risk based capital ratio. As of June 30, 1999, the Company's ratios were 6.4 percent, 9.2 percent and 10.2 percent, excluding the SFAS No. 115 adjustment. The ratios reported at December 31, 1998 were 6.4 percent, 9.6 percent and 10.8 percent and ratios reported at June 30, 1998 were 6.2 percent, 9.9 percent and 11.5 percent. The ratios include the maximum amount of the trust preferred securities allowed by regulations. Current regulations limit the amount of trust preferred securities included in Tier I capital to the greater of the amount of the trust preferred securities or 25 percent of the total Tier I capital. All ratios continue to be above "well capitalized" levels.

     Total stockholders' equity decreased $911,000 or 1.7 percent from December 31, 1998, to $54,245,000 at June 30, 1999. Net income of $4,229,000, less dividends of $1,275,000, less the decrease in the accumulated other comprehensive income of $3,820,000, less $45,000 for the cost of treasury stock acquired comprised this decrease.

RESULTS OF OPERATIONS

Net Income

     Net income increased to $4,229,000 for the first six months of 1999, an increase of $192,000 from the $4,037,000 recorded over the same period in 1998. For the three months ended June 30, 1999, net income was $2,159,000 as compared to $2,035,000 for the three months ended June 30, 1998. Basic earnings per share for the first six months of 1999 were $.73 per share, which was an increase over the $.69 per share for the first six months of 1998, and $.37 per share for the three-month period ended June 30, 1999 as compared to the $.35 per share for the same period of 1998. Diluted earnings per share reflects the potential dilutive impact of stock options granted during the first quarter of 1999 and during 1998 under an employee stock option plan approved by the stockholders in April, 1998. The stock options did not have a significant impact on earnings per share as diluted earnings per share was the same as basic earnings per share for both the six-month and three-month periods ended June 30, 1999.

Net Interest Income

     The net effect of all factors affecting total interest and dividend income and total interest expense was to increase net interest income. For the six-month period ended June 30, 1999, net interest income totaled $15,395,000, an increase of 14.4 percent or $1,938,000 over the first six months of 1998. For the three-month period ended June 30, 1999, net interest income totaled $7,949,000, an increase of 15.8 percent or $1,082,000 over the first three months of 1998. This increase occurred in part because of the efforts to improve the loan to deposit ratio. Management plans to continue its efforts in growing the loan portfolio, as well as implementing a more aggressive short-term funding strategy to continue this positive trend.

     For the six-month period ended June 30, 1999, total interest and dividend income increased $2,641,000 or 8.6 percent to $33,491,000, from $30,850,000 during the same six months of 1998. Interest and dividend income increased $1,171,000 or 7.4 percent for the three-month period ending June 30, 1999, as compared to the three-month period ending June 30, 1998. Daily average earning assets for the first two quarters of 1999 increased to $891,603,000, a 16.3 percent increase over the same period in 1998. For the second quarter alone, the daily average earning assets increased to $902,727,000, a 13.6 percent increase over the daily average earning assets of the second quarter of 1998. The tax equivalent yields on average earning assets decreased by 49 basis points for the six-month period ending June 30, 1999, when compared to the same period of 1998. For the three-month period ending June 30, 1999, this yield decreased 42 basis points from the yield for the three-month period ending June 30, 1998.

     The decrease in the yield on average earning assets reflected reductions in the yields on both loans and securities caused by the current low-rate environment along with the level of competition in the markets served. The yield on securities is historically lower than the yield on loans, and decreasing the ratio of securities to total earning assets will normally raise the yield on earning assets. The decrease in the ratio of average daily securities to average earning assets partially offset the reductions in the yields on both loans and securities. The ratio of average daily securities to average earning assets for the first two quarters of 1999 was 34.8 percent compared to 36.5 percent for the same period of 1998. In addition, the overall tax equivalent yield on loans decreased 65 basis points when comparing both the six-month and three-month periods ending June 30, 1999 and 1998. The yield on securities decreased 38 and 35 basis points for the same respective periods.

     Loan yields decreased during the first six months of 1999, but were offset by an increase in loan balances. The average daily loan balances for the first six months of 1999 increased 20.7 percent over the average daily loan balances for the same period of 1998. The average daily loan balances for the three-months ending June 30, 1999 increased 23.0 percent over the average daily loan balances for the three-months ending June 30, 1998. The loan growth was funded primarily by securities sales/maturities and partially by increased deposits/borrowings. The increase in loan income of $2,596,000 or 12.0 percent for the first six months of 1999 as compared to the first six months of 1998 and the increase in loan income of $1,562,000 or 14.1 percent for the three-month period ended June 30, 1999 as compared to the same period of 1998, resulted from this loan growth.

     Income from securities totaled $9,031,000 for the first six months of 1999, an increase of $188,000 or 2.1 percent over the amount for the same period of 1998. This increase was the result of the increase in the average daily balances of securities offset by the decrease in the yields on securities. The income from securities for the three-month period ending June 30, 1999 was $4,361,000 as compared to $4,586,000, a decrease of $225,000 or
4.9 percent for the three-month period ending June 30, 1998. This decrease was the result of the slowed growth in securities during the second quarter combined with the decrease in the yields on securities. The average daily balances of securities for the three and six-month periods ending June 30, 1999 increased $30,750,000 and $6,622,000 when compared to the same periods of the prior year.

     Income from short-term investments amounted to $192,000 for the six-month period and $55,000 for the three-month period ended June 30, 1999. This compares to $335,000 and $221,000 for the same respective periods in 1998. The decrease of $143,000 for the six-month period ended June 30, 1999 over the same period in 1998 resulted from a decrease of $3,945,000 or 32.2 percent in the average balance of short-term investments, offset by an 82 basis point reduction in the yield. The decrease of $166,000 for the three-month period ended June 30, 1999 over the same period in 1998 resulted from an increase of $10,839,000 or 68.4 percent in the average balance of short-term investments, offset by a 116 basis point reduction in the yield.

     Total interest expense increased $703,000 or 4.0 percent to $18,096,000 for the six-month period ended June 30, 1999, from $17,393,000 for the six-month period ended June 30, 1998 and it increased $89,000 or 1.0 percent for the three-month period ended June 30, 1999, from the $9,037,000 for the three-month period ended June 30, 1998. This was a result of the overall growth of deposits in existing offices and changes in the deposit mix offset by a 43 basis point reduction in the Company's daily cost of funds. On an average daily basis, total deposits (including demand deposits) increased 10.7 and 8.3 percent for the six and three-month periods ended June 30, 1999, as compared to the similar periods in 1998. When comparing these same periods, the average daily balances of the demand deposit accounts rose $19,140,000 and $20,371,000 while the average daily balances of savings and transaction accounts combined declined $9,888,000 and $13,331,000. The average daily balance of time deposits, which pay a higher rate of interest as compared to demand deposit and transaction accounts, increased $61,636,000 and $51,457,000 for the six and three months ended June 30, 1999, compared to the six and three months ended June 30, 1998. However, the largest increases, $37,895,000 and $41,582,000 for the same six and three month periods, were seen in the Investors Weekly accounts offered by the Company. These accounts usually pay a lower rate of interest than other accounts offered by the Company. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 15.4 percent and 12.9 percent for the six and three-month period ended June 30, 1999, as compared to the six and three-month period ended June 30, 1998.

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

     The provision amounted to $500,000 and $240,000 for the six-month periods ended June 30, 1999 and 1998. For the three-month periods ended June 1999 and 1998, the provision amounted to $275,000 and $120,000. These provisions reflected the growth of the loan portfolio, as well as consideration of the levels of past due accruing loans (90 days or more) and nonaccrual loans over the same periods. These levels of non-performing loans reflect both the general economic conditions that have promoted growth and expansion in the Company's trade area during the last several years, and a credit risk management strategy that promotes diversification.

     As of June 30, 1999, loans delinquent 90 days or more that were included in the accompanying financial statements as accrual loans totaled approximately $48,000. At June 30, 1999, there were loans totaling $73,000 on nonaccrual. At December 31, 1998, there were $227,000 in loans delinquent 90 days or more included as accruing loans in the financial statements and there were no nonaccrual loans.

     Although the provision for loan losses has increased for both the first six months and the second quarter of 1999 as compared to the same periods of 1998, the ratio of the allowance for loan losses to total loans has declined from that at December 31, 1998 and June 30, 1998. At June 30, 1999, the ratio was .95 percent as compared to 1.02 percent at December 31, 1998 and 1.10 percent at June 30, 1998. These declines reflect the growth in the loan portfolio, along with management's analysis of the adequacy of the allowance.

     As part of the loan review process, management reviews all loans classified as `special mention' or below, as well as other loans that might warrant application of SFAS No. 114 as amended by SFAS No. 118, `Accounting by Creditors for Impairment of a Loan'. As of June 30, 1999 and December 31, 1998, no loans were classified as impaired.

     Following is a summary of the loan loss experience for the six months ending June 30, 1999, and the year ending December 31, 1998.

                                                     June 30,     December 31,
                                                        1999          1998
                                                   ------------- -------------
                                                          (in thousands)

Amount of loans outstanding                        $     619,057 $     538,496
                                                   ------------- -------------
Average daily loans outstanding for
  the period                                       $     571,842 $     489,336
                                                   ------------- -------------

Allowance for loan losses at the
  beginning of the period                          $       5,510 $      5,308

Charge-offs
 Commercial                                                   37            9
 Real estate                                                   6            0
 Installment                                                  98          329
 Credit card and personal credit lines                        13           78
                                                   ------------- ------------
    Total charge-offs                                        154          416

Recoveries
 Commercial                                                    7           44
 Real estate                                                   0            0
 Installment                                                  35           86
 Credit card and personal credit lines                         8            8
                                                   ------------- ------------
    Total recoveries                                          50          138
                                                   ------------- ------------
Net charge-offs                                              104          278

Provision charged to expense                                 500          480
                                                   ------------- ------------
Allowance for loan losses at the end of
 the period                                        $       5,906 $      5,510
                                                   ============= ============

Ratio of annualized net charge-offs during
 the period to average daily loans during
 the period:
 Commercial                                                 0.01%      (0.01)%
 Real estate                                                0.00%       0.00%
 Installment                                                0.02%       0.05%
 Credit card and personal credit lines                      0.00%       0.02%
                                                   ------------- -----------
 Total                                                      0.03%       0.06%
                                                   ============= ===========

     Net interest income after provision for loan losses totaled $14,895,000 and $7,674,000 for the six and three-month periods ended June 30, 1999. This represents an increase of 12.7 percent and 13.7 percent over the same periods ended June 30, 1998.

Noninterest Income

     Total noninterest income increased $999,000 or 19.3 percent to $6,170,000 for the six-month period ended June 30, 1999, from $5,171,000 recorded for the six-month period ended June 30, 1998. Total noninterest income for the three-month period ended June 30, 1999, was $3,146,000 which was $415,000 or
15.2 percent higher than the noninterest income for the three months ended June 30, 1998.

     Trust fees, which represent basic recurring service fee income, decreased $85,000 or 13.7 percent to $537,000 for the six-month period ended June 30, 1999, as compared to $622,000 for the first six months of 1998. For the three-month period ended June 30, 1999, trust fees were $248,000, a decrease of $59,000 over the fees for the same period in 1998.

     Service charges on deposit accounts increased 11.6 percent or $218,000 during the six-month period ended June 30, 1999, totaling $2,093,000, as compared to the same period in 1998. These service charges increased $92,000 for the three-month period ended June 30, 1999, over the amount recorded for the three-month period ended June 30, 1998. Fees related to individual checking accounts were the primary sources for the increase.

     Other income (net) consists of normal recurring fee income, as well as other income that management classifies as nonrecurring. Other income (net) increased $398,000 or 26.0 percent to $1,926,000 for the six-month period ended June 30, 1999, as compared to the same period in 1998. The primary increases were in commercial and other fees, miscellaneous income and insurance income. Miscellaneous income, for the 1998 periods included the gain on sale of an office in the first quarter of 1998.

     The profits from the sale of mortgages during the six-month period ended June 30, 1999, totaled $755,000, as compared to $627,000 during the same period in 1998. This increase reflected an increase in the volume of mortgages sold during the first six months of 1999, as compared to the sales during the first six months of 1998. For the second quarter of 1999 only, these profits were $295,000 as compared to $452,000 for the same period in 1998. This decrease reflected a lower sales volume during the second quarter of 1999.

     Net investment securities gains (losses) amounted to $859,000 and $408,000 for the six and three-month periods ended June 30, 1999, as compared to $519,000 and $266,000 for the six and three-month periods ended June 30, 1998. In the first six months of 1999 and 1998, the securities gains resulted from the sales of securities from the available-for-sale portfolio. The increase year to year was the result of management utilizing the securities portfolio to fund the increases in the loan portfolio.

Noninterest Expense

     Noninterest expense increased $2,200,000 or 17.6 percent to $14,712,000 for the six-month period ended June 30, 1999, as compared to the first six months of 1998. Noninterest expense increased $1,093,000 or 16.9 percent when comparing the three-months ended June 30, 1999, to the three months ended June 30, 1998.

     For the six months ended June 30, 1999, salaries and employee benefits increased to $7,701,000, a $1,062,000 increase or 16.0 percent as compared to the first six months of 1998. When comparing the three months ended June 30, 1999, to the same period in 1998, the increase was $560,000 or 16.8 percent. These increases reflected normal salary increases, additions to staff and health care costs. Total employees increased to 497 at June 30, 1999, from 471 at June 30, 1998. The increase in total employees included increases in branch personnel, along with increases in clerical and administrative staff relating to the growth of the Company. The increase in health care costs is the result of the growth in employees, as well as the rising cost of health care.

     For the six and three-month periods ended June 30, 1999, occupancy and equipment expenses were $2,608,000 and $1,336,000, a $788,000 increase or 43.3 percent and $394,000 or 41.8 percent increase from the same periods one year ago. This performance reflected the ordinary timing differences incurred with these types of expenses, as well as additional expense related to the new locations added during 1998 and 1999, along with investments in equipment and technology necessary to remain competitive. These expenses are expected to continue to increase as the Company continues to grow.

     For the six-month period ended June 30, 1999, other expenses totaled $4,403,000 as compared to $4,053,000 during the same period in 1998. This is an increase of 8.6 percent or $350,000. For the second quarter of 1999 compared to the second quarter of 1998, the increase was $139,000 or 6.3 percent. When comparing the six and three-month periods ended June 30, 1999 to the same periods of 1998, a significant increase was noted in data processing fees (up $223,000 or 31.1 percent and $130,000 or 35.5 percent).

Income Before Income Tax Expense

     As a result of the above factors, income before income tax expense increased $477,000 or 8.1 percent to $6,353,000 for the first six months of 1999, as compared to $5,876,000 for the same period in 1998. For the three months ended June 30, 1999, income before income taxes was $3,249,000 as compared to $3,000,000 for the three months ended June 30, 1998. This was due primarily to the loan growth and the increase in noninterest income offset by the added overhead expenses resulting from growth and acquisitions.

Income Tax Expense

     Income tax expense increased to $2,124,000 for the first six months of 1999, as compared to $1,839,000 for the same period in 1998. This is a $285,000 or 15.5 percent increase. Income tax expense for the second quarter of 1999 increased $125,000 or 13.0 percent as compared to the second quarter of 1998. These increases were a result of higher income before taxes and adjustments in deferred tax assets.

     The combined State franchise tax expense and the Federal income tax expense as a percentage of income before income tax expense increased to 33.4 percent during the first six months of 1999, as compared to 31.3 percent during the same period in 1998. It increased to 33.5 percent for the three months ended June 30, 1999, as compared to 32.2 percent for the same three months in 1998. Currently the state franchise tax rate is 8.5 percent and is a deductible expense for computing federal income tax.

YEAR 2000

     The Company relies heavily on computer technology to provide its products and services. Competitive pressures also require the Company to invest in and utilize current technology. Due to the reliance on this technology, the Year 2000 issue will have a pervasive effect on the Company's products, especially those with interest calculations, and the services it provides. It will also have an impact on the items necessary to remain competitive, including customer information and customer conveniences such as ATM's, telephone banking and debit cards. In discussing the Year 2000 issue, management will use various estimates and projections relating to costs, percentages or stages of completion, possible scenarios and contingency plans. These are only estimates and projections. Actual costs, percentage or stage of completion and outcomes may be different from management's estimates and projections. Although management believes it is taking all the steps necessary to prepare for Year 2000, there are many factors beyond management's control and ability to foresee that may have a significant impact on future events.

     The Company is taking a proactive approach to the Year 2000 issue. A Year 2000 Committee was formed and is comprised of representatives from all major departments and includes involvement of an executive officer to provide senior management support and to report periodically to the Board of Directors on the Year 2000 effort. The committee developed a plan of action that is being followed to ensure the Company addresses the critical Year 2000 issues. A master inventory of all software and hardware in use by the Company was compiled. All software vendors were requested to provide a written statement regarding their Year 2000 efforts and compliance. FiServ's Pittsburgh, PA processing center is the primary data processing vendor the Company uses. FiServ processes all of the major applications for the Company including deposits, loans, and general ledger. FiServ is one of the leading data processing vendors for the banking industry. As a result, FiServ is periodically examined by bank regulatory agencies regarding its Year 2000 efforts to help ensure its systems will be Year 2000 compliant. FiServ maintains a website on the Internet and specifically addresses its Year 2000 efforts. FiServ's systems are being reviewed for Year 2000 compliance by the accounting firm McGladrey and Pullen LLC. Periodic reports are received from McGladrey and Pullen regarding their reviews. In addition, a Company representative is a member of the FiServ Client Advisory Board. No material Year 2000 concerns have been brought to the attention of the Company.

     The support and network software the Company uses is purchased from outside vendors. Any software where the vendor was unable to confirm the software as being Year 2000 compliant, or did not provide a statement on Year 2000 compliance, was evaluated to determine the potential impact of noncompliance and availability of alternative compliant software. The Company has developed a software-testing plan which was submitted to bank regulators in October, 1998. This plan substantially meets all FFIEC guidelines and the Company is on schedule to meet all plan deadlines. All software has been tested by Company personnel for Year 2000 compliance, and Year 2000 compliant software is being installed to replace software determined to be non-compliant or for which no certification of compliance was provided.

     The hardware the Company uses primarily consists of personal computers, ATMs and communications equipment. The hardware-testing plan the Company is following was submitted to bank regulators in October 1998. This plan substantially meets all FFIEC guidelines and the Company is on schedule to meet all plan deadlines. All personal computers have been tested by Company personnel for Year 2000 compliance. The vendors of the ATMs and backroom processing equipment used by the Company have been contacted regarding the compliance of the models used by the Company. All hardware failing the tests or known to be noncompliant was evaluated as to the possible effect of noncompliance and the need for replacement. Several hardware purchases were accelerated due to Year 2000 issues.

     All purchases of software and hardware are processed through the Network Services Department of the Company. This is intended to ensure all new software and hardware or upgrades are compatible with existing systems and are Year 2000 compliant. All non-compliant hardware and software was taken out of service by June 30, 1999, with the exception of one piece of hardware, which has been purchased and will be installed by the end of the third quarter.

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

     For the Company, the potential software, hardware, and other electrical and mechanical equipment costs are not anticipated to be material. The Company does not develop its own software, but purchases processing and software from outside vendors. The hardware the Company uses consists primarily of personal computers, ATMs, telephone systems, and back room equipment such as document processing and imaging equipment. In 1997, the Company began updating its wide and local area networks (WAN/LAN) and its teller platform system as part of its continuing expansion and commitment to technology. The WAN/LAN and teller platform system installed are Year 2000 compliant.

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

     Other areas of concern being addressed by the committee include vendors that exchange information with the Company electronically, forms and documents that are produced externally, and customers. The Year 2000 compliance could have a major impact on the financial performance of the Company's customers which could affect both deposit relationships and the customers' ability to repay loans. All large corporate lending customers have been contacted regarding their Year 2000 efforts. Large corporate depositors are also being contacted regarding their Year 2000 efforts. Other customers will be evaluated on a case-by-case basis. In addition, the Company has conducted several seminars for corporate customers regarding the Year 2000 issue. These seminars have been well attended.

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

                                 June 30, 1999

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

          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On April 13, 1999, the Company's annual meeting of stockholders was held. At the meeting Eddie Creighton, Michael L. Kubacki, M. Scott Welch and George L. White were elected to serve as directors with terms expiring in 2002. Continuing as directors until 2000 are
          R. Douglas Grant, Jerry L. Helvey and Allan J. Ludwig. Continuing as directors until 2001 are Anna K. Duffin, L. Craig Fulmer and Charles Niemier.

          There were 5,794,743 issued and outstanding shares of Common Stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:

          Election of Directors:

                                                        For           Withheld

          Eddie Creighton                            4,637,029       1,157,714
          Michael L. Kubacki                         4,640,809       1,153,934
          M. Scott Welch                             4,640,397       1,154,346
          George L. White                            4,637,029       1,157,714

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a.  Exhibits

              27 Financial Data Schedule

          b.  Reports

              None

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                 June 30, 1999

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



                                                LAKELAND FINANCIAL CORPORATION
                                                          (Registrant)




Date: August 13, 1999                 Michael L. Kubacki
                                      ----------------------------------------
                                      Michael L. Kubacki - President and Chief
                                      Executive Officer




Date: August 13, 1999                 Terry M. White
                                      ----------------------------------------
                                      Terry M. White -Executive Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
  No.      Description                                  Page
-------    -------------------------------------------  -----

  27       Financial Data Schedule (EDGAR filing only)