Form 10-Q
period 1999-09-30
LAKELAND FINANCIAL CORP
filed 1999-11-05
CIK 721994

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999

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

            Class                      Outstanding at November 1, 1999
Common Stock, No Par Value                                   5,792,182

                       LAKELAND FINANCIAL CORPORATION

                         Form 10-Q Quarterly Report

                              Table of Contents


                                  PART I.

                                                           Page Number

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . .  1
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . 13


                                  PART II.

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 32
Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . 32
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . 32
Item 4.  Submission of Matters to a Vote of Security Holders  . . . 32
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . 32
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 32

Form 10-Q Signature Page  . . . . . . . . . . . . . . . . . . . . . 33





                                                     LAKELAND FINANCIAL CORPORATION
                                                      CONSOLIDATED BALANCE SHEETS
                                            As of September 30, 1999 and December 31, 1998
                                                            (in thousands)

                                                             (Page 1 of 2)


                                                                                     September 30,  December 31,
                                                                                          1999          1998
                                                                                     ------------   -----------
                                                                                      (Unaudited)

ASSETS
Cash and cash equivalents:
  Cash and due from banks                                                            $     45,835   $    45,933
  Short-term investments                                                                      283        15,575
                                                                                     ------------   -----------
     Total cash and cash equivalents                                                       46,118        61,508

Securities available-for-sale:
  U. S. Treasury securities                                                                34,908        39,521
  Mortgage-backed securities                                                              196,150       227,944
  State and municipal securities                                                           33,220        59,112
  Other debt securities                                                                    11,913         1,081
                                                                                     ------------   -----------
     Total securities available-for-sale
     (carried at fair value)                                                              276,191       327,658

Securities held-to-maturity:
     Total securities held-to-maturity
     (fair value of $0 at
     September 30, 1999, and $0
     at December 31, 1998)                                                                      0             0

Real estate mortgages held-for-sale                                                           880         3,796

Loans:
  Total loans                                                                             636,443       538,496
  Less: Allowance for loan losses                                                           6,381         5,510
                                                                                      -----------   -----------
     Net loans                                                                            630,062       532,986

Land, premises and equipment, net                                                          27,260        26,370
Accrued income receivable                                                                   5,693         5,669
Intangible assets                                                                          10,755        11,453
Other assets                                                                               12,572         9,469
                                                                                      -----------   -----------
     Total assets                                                                     $ 1,009,531   $   978,909
                                                                                      ===========   ===========

                                                              (Continued)






                                                    LAKELAND FINANCIAL CORPORATION
                                                      CONSOLIDATED BALANCE SHEETS
                                            As of September 30, 1999 and December 31, 1998
                                                            (in thousands)

                                                             (Page 2 of 2)

                                                                                     September 30,  December 31,
                                                                                          1999         1998
                                                                                     ------------   -----------
                                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest bearing deposits                                                       $    125,232   $   118,361
  Interest bearing deposits                                                               595,762       620,986
                                                                                     ------------   -----------
    Total deposits                                                                        720,994       739,347

Borrowings:
  Federal funds purchased                                                                  31,025             0
  U.S. Treasury demand notes                                                                3,562         1,527
  Securities sold under agreements
    to repurchase                                                                         111,783       110,163
  Other borrowings                                                                         45,000        24,000
                                                                                     ------------   -----------
     Total borrowings                                                                     191,370       135,690

Accrued expenses payable                                                                    5,782         6,503
Other liabilities                                                                           1,549         1,589
Other debt                                                                                 16,472        21,386
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                                        19,258        19,238
                                                                                     ------------   -----------
     Total liabilities                                                                    955,425       923,753

STOCKHOLDERS' EQUITY
Common stock: No par value, 90,000,000 shares authorized,
  5,813,984 shares issued and 5,792,182 outstanding as of
  September 30, 1999, and 5,813,984 shares issued and 5,796,918
  outstanding at December 31, 1998                                                          1,453         1,453
Additional paid-in capital                                                                  8,537         8,537
Retained earnings                                                                          48,061        43,652
Unrealized net gain (loss) on securities available-for-sale                                (3,524)        1,848
Treasury stock, at cost                                                                      (421)         (334)
                                                                                     ------------   -----------
     Total stockholders' equity                                                            54,106        55,156
                                                                                     ------------   -----------

     Total liabilities and stockholders' equity                                      $  1,009,531   $   978,909
                                                                                     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.




                                                   LAKELAND FINANCIAL CORPORATION
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                For the Three Months and Nine Months Ended September 30, 1999 and 1998
                                                 (in thousands except for share data)

                                                              (Unaudited)

                                                             (Page 1 of 2)


                                                              Three Months Ended          Nine Months Ended
                                                                 September 30,               September 30,
                                                          -------------------------   -------------------------
                                                              1999          1998          1999          1998
                                                          -----------   -----------   -----------   -----------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans: Taxable                       $    13,490   $    11,292   $    37,669   $    32,863
                            Tax exempt                             46            48           135           149
                                                          -----------   -----------   -----------   -----------
   Total loan income                                           13,536        11,340        37,804        33,012
Short-term investments                                             40            83           232           418

Securities:
 U.S. Treasury and government agency securities                   530           622         1,756         2,101
 Mortgage-backed securities                                     2,837         3,598         9,014         9,989
 State and municipal securities                                   575           673         2,007         1,546
 Other debt securities                                            171            50           367           150
                                                          -----------   -----------   -----------   -----------
   Total interest and dividend income                          17,689        16,366        51,180        47,216

INTEREST EXPENSE
----------------
Interest on deposits                                            6,787         7,259        20,305        20,999
Interest on short-term borrowings                               1,797         1,277         4,934         3,326
Interest on long-term debt                                        676           818         2,117         2,422
                                                          -----------   -----------   -----------   -----------
   Total interest expense                                       9,260         9,354        27,356        26,747
                                                          -----------   -----------   -----------   -----------
NET INTEREST INCOME                                             8,429         7,012        23,824        20,469
-------------------
Provision for loan losses                                         550           120         1,050           360
                                                          -----------   -----------   -----------   -----------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                       7,879         6,892        22,774        20,109
-------------------------                                 -----------   -----------   -----------   -----------

NONINTEREST INCOME
------------------
Trust fees                                                        304           275           841           897
Service charges on deposit accounts                             1,105         1,033         3,198         2,908
Other income (net)                                              1,017           797         2,943         2,325
Net gains on the sale of real estate mortgages held-for-sale      381           440         1,136         1,067
Net securities gains (losses)                                     481           475         1,340           994
                                                          -----------   -----------   -----------   -----------
   Total noninterest income                                     3,288         3,020         9,458         8,191

                                                              (Continued)



                                                    LAKELAND FINANCIAL CORPORATION
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                For the Three Months and Nine Months Ended September 30, 1999 and 1998
                                                 (in thousands except for share data)

                                                              (Unaudited)

                                                             (Page 2 of 2)


                                                              Three Months Ended           Nine Months Ended
                                                                 September 30,               September 30,
                                                          -------------------------   -------------------------
                                                              1999          1998          1999          1998
                                                          -----------   -----------   -----------   -----------

NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                                  4,089         3,658        11,790        10,297
Occupancy and equipment expense                                 1,402         1,088         4,010         2,908
Other expense                                                   2,456         2,313         6,859         6,366
                                                          -----------   -----------   -----------   -----------
   Total noninterest expense                                    7,947         7,059        22,659        19,571

INCOME BEFORE INCOME TAX EXPENSE                                3,220         2,853         9,573         8,729
--------------------------------

Income tax expense                                              1,128           981         3,252         2,820
                                                          -----------   -----------   -----------   -----------

NET INCOME                                                $     2,092   $     1,872   $     6,321   $     5,909
----------                                                ===========   ===========   ===========   ===========

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                  5,813,984     5,813,984     5,813,984     5,813,984

BASIC EARNINGS PER COMMON SHARE                           $      0.36   $      0.33   $      1.09   $      1.02
-------------------------------                           ===========   ===========   ===========   ===========

DILUTED EARNINGS PER COMMON SHARE                         $      0.36   $      0.33   $      1.09   $      1.02
---------------------------------                         ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.



                                                   LAKELAND FINANCIAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         For the Nine Months Ended September 30, 1999 and 1998
                                                            (in thousands)

                                                              (unaudited)

                                                                        For the Nine Months Ended
                                                                              September 30,
                                                          -----------------------------------------------------
                                                                     1999                        1998
                                                          -------------------------   -------------------------
Common Stock
  Balance at beginning of the period                      $     1,453                 $     1,453
                                                          -----------                 -----------
  Balance at end of the period                                  1,453                       1,453

Paid-in Capital
  Balance at beginning of the period                            8,537                       8,537
                                                          -----------                 -----------
  Balance at end of the period                                  8,537                       8,537

Retained Earnings
  Balance at beginning of the period                           43,652                      37,766
  Net Income                                                    6,321   $     6,321         5,909   $     5,909
  Cash dividends declared ($.33 and $.255
    per share)                                                 (1,912)                     (1,451)
                                                          -----------                 -----------
  Balance at end of the period                                 48,061                      42,224

Accumulated Other Comprehensive Income
  Balance at beginning of the period                            1,848                         685
  Unrealized gain (loss) on available-for-
    sale securities arising during the period                  (4,563)                         69
  Reclassification adjustments for
    accumulated (gains) losses included
    in net income                                                (809)                       (600)
                                                          -----------                 -----------
  Other comprehensive income
    (net of taxes $[3,524] and $348)                           (5,372)       (5,372)         (531)         (531)
                                                          -----------   -----------   -----------   -----------
  Total comprehensive income                                            $       949                 $     5,378
  Balance at end of the period                                 (3,524)  ===========           154   ===========

Treasury Stock
  Balance at beginning of the period                             (334)                       (185)
  Acquisition of treasury stock                                   (87)                       (146)
                                                          -----------                 -----------
  Balance at end of the period                                   (421)                       (331)
                                                          -----------                 -----------
Total Stockholders' Equity                                $    54,106                 $    52,037
                                                          ===========                 ===========

The accompanying notes are an integral part of these consolidated financial statements.




                                                    LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         For the Nine Months Ended September 30, 1999 and 1998
                                                            (in thousands)

                                                              (Unaudited)

                                                             (Page 1 of 2)

                                                                                          1999          1998
                                                                                      -----------   -----------
Cash flows from operating activities:
  Net income                                                                          $     6,321   $     5,909
                                                                                      -----------   -----------
Adjustments to reconcile net income to net cash
  from operating activites:

  Depreciation                                                                              1,781         1,266
  Provision for loan losses                                                                 1,050           360
  Amortization of intangible assets                                                           718           698
  Loans originated for sale                                                               (55,962)      (47,891)
  Net (gain) loss on sale of loans                                                         (1,136)       (1,067)
  Proceeds from sale of loans                                                              60,014        47,362
  Net (gain) loss on sale of premises and equipment                                            11           (36)
  Net (gain) loss on sale of securities available-for-sale                                 (1,340)         (994)
  Net (gain) loss on calls of securities held-to-maturity                                       0             0
  Net securities amortization (accretion)                                                   1,594           810
  Increase (decrease) in taxes payable                                                        310           373
  (Increase) decrease in income receivable                                                    (24)         (733)
  Increase (decrease) in accrued expenses payable                                             146          (343)
  (Increase) decrease in other assets                                                        (942)       (2,267)
  Increase (decrease) in other liabilities                                                    (40)         (470)
                                                                                      -----------   -----------
     Total adjustments                                                                      6,365        (2,932)
                                                                                      -----------   -----------
        Net cash from operating activities                                                 12,686         2,977
                                                                                      -----------   -----------
Cash flows from investing activities:
  Proceeds from maturities and calls of securities held-to-maturity                             0        45,784
  Proceeds from maturities and calls of securities available-for-sale                      53,539        13,819
  Purchases of securities available-for-sale                                              (55,649)      (52,482)
  Purchases of securities held-to-maturity                                                      0      (131,919)
  Proceeds from sales of securities available-for-sale                                     44,428        48,084
  Net (increase) decrease in total loans                                                  (97,941)      (37,168)
  Proceeds from sale of premises and equipment                                                 83             0
  Purchases of land, premises and equipment                                                (2,765)       (2,898)
  Net proceeds (payments) from acquisitions                                                     0        30,020
                                                                                      -----------   -----------
        Net cash from investing activities                                                (58,490)      (86,760)
                                                                                      -----------   -----------
                                                              (Continued)




                                                   LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         For the Nine Months Ended September 30, 1999 and 1998
                                                            (in thousands)

                                                              (Unaudited)

                                                             (Page 2 of 2)

                                                                                          1999          1998
                                                                                      -----------   -----------
Cash flows from financing activities:
  Net increase (decrease) in total deposits                                           $   (18,353)  $    61,480
  Proceeds from short-term borrowings                                                  15,351,351     1,159,071
  Payments on short-term borrowings                                                   (15,295,671)   (1,138,023)
  Proceeds from long-term borrowings                                                          111            50
  Payments on long-term borrowings                                                         (5,025)          (25)
  Dividends declared                                                                       (1,912)       (1,451)
  Purchase of treasury stock                                                                  (87)         (146)
                                                                                      -----------   -----------
        Net cash from financing activities                                                 30,414        80,956
                                                                                      -----------   -----------
  Net increase (decrease) in cash and cash equivalents                                    (15,390)       (2,827)

Cash and cash equivalents at beginning of the period                                       61,508        49,762
                                                                                      -----------   -----------
Cash and cash equivalents at end of the period                                        $    46,118   $    46,935
                                                                                      ===========   ===========
Cash paid during the period for:
  Interest                                                                            $    27,781   $    26,047
                                                                                      ===========   ===========
  Income taxes                                                                        $     2,891   $     2,796
                                                                                      ===========   ===========
Loans transferred to other real estate                                                $       185   $        52
                                                                                      ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1999

                                 (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This report is filed for Lakeland Financial Corporation (the Company) and its wholly owned subsidiaries, Lake City Bank (the Bank) and Lakeland Capital Trust (Lakeland Trust). All significant intercompany,LCB Investments Limited balances and transactions have been eliminated in consolidation.

     The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate and do not make the information presented misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report to stockholders and Form 10-K. In preparing financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported and the disclosures provided. Results for the periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the results for interim periods are reflected in the quarterly statements.

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

     LCB Investments Limited was formed on September 30, 1999. This is a single purpose, wholly-owned subsidiary of the Bank. It's principal office is in Bermuda, and it was formed to manage a portion of the investment securities portfolio of the Bank. It is expected that this subsidiary will become fully operational during the fourth quarter of 1999.

NOTE 2.  EARNINGS PER SHARE

     Basic earnings per common share is based upon weighted-average common shares outstanding. Diluted earnings per common share shows the dilutive effect of additional common shares issueable.

     The common shares outstanding for the stockholders' equity section of the consolidated balance sheet reflect the acquisition of 21,802 shares of Company common stock to offset a liability for a directors' deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

     A reconciliation of the numerators and denominators of the basic earnings per common share and the diluted earnings per common share for the periods ended September 30, 1999 and 1998 follows. All dollar amounts other than earnings per share are in thousands.




                                                           For the three months ended                For the nine months ended
                                                                   September 30,                           September 30,
                                                       ------------------------------------    ------------------------------------
                                                             1999                1998                1999                1998
                                                       ----------------    ----------------    ----------------    ----------------

Basic earnings per common share
  Net income available to common stockholders          $          2,092    $          1,872    $          6,321    $          5,909

  Weighted-average common shares outstanding                  5,813,984           5,813,984           5,813,984           5,813,984

    Basic earnings per common share                    $            .36    $            .33    $           1.09    $           1.02

Earnings per common share assuming dilution

  Net income available to common stockholders          $          2,092    $          1,872    $          6,321    $          5,909

  Weighted-average common shares outstanding                  5,813,984           5,813,984           5,813,984           5,813,984

  Add: dilutive effects of exercises of stock options                14                   0                  14                 187

  Weighted-average common and diluted potential
    common shares outstanding                                 5,813,998           5,813,984           5,813,998           5,814,171

    Diluted earnings per common share                  $            .36    $            .33    $           1.09    $           1.02




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

                           Number                Risk-       Stock      Fair
                             of      Exercise    Free        Price    Value of
                          Options     Price      Rate     Volatility   Grants
                         ---------  ---------  ---------  ----------  ---------

Outstanding 1/1/99         188,935

Granted 2/9/99             107,310  $   19.44      4.79%      44.00%  $    7.50
Granted 3/10/99                600      18.75      5.12%      44.00%       7.28
Granted 3/31/99              5,000      18.00      5.10%      44.00%       6.94
Granted 5/11/99              1,000      17.50      5.40%      44.00%       6.52
Exercised                        0

Forfeited                    3,550

Outstanding 9/30/99        299,295


     The fair values of the options were estimated using an expected life of 5 years and expected dividends of $.11 per quarter. There were 925 options exercisable as of September 30, 1999.

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


                                                                     For the three months ended       For the nine months ended
                                                                             September 30,                   September 30,
                                                                     ----------------------------    ----------------------------
                                                                         1999            1998            1999            1998
                                                                     ------------    ------------    ------------    ------------

Net income as reported                                               $      2,092    $      1,872    $      6,321    $      5,909
Pro forma net income                                                 $      1,972    $      1,833    $      5,962    $      5,834

Basic earnings per common share as reported                          $        .36    $        .33    $       1.09    $       1.02
Diluted earnings per common share as reported                        $        .36    $        .33    $       1.09    $       1.02

Pro forma basic earnings per common share                            $        .34    $        .32    $       1.03    $       1.00
Pro forma diluted earnings per common share                          $        .34    $        .32    $       1.03    $       1.00

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                              September 30, 1999

OVERVIEW

     Lakeland Financial Corporation (the "Company") is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and, with the June opening of its newest office in Fort Wayne, now operates 44 offices in 15 counties in northern Indiana.

     The Company earned $6,321,000 for the first nine months of 1999, an increase of 7.0 percent over the same period last year. Earnings for the third quarter were $2,092,000, up 11.8 percent over the third quarter of 1998.

     During the third quarter of 1999, the Company reached the milestone of $1 billion in total assets. Over the past five years, total Company assets have more than doubled, from $481,958,000 at September 30, 1994, to $1,009,531,000 at September 30, 1999. This is an increase of $527,573,000 or 109.5, percent which equates to a 15.9 percent rate of growth per year. Stockholders' equity has increased from $29,767,000 to $54,106,000 for the same time period. That is an increase of $24,339,000 or 81.8, percent which equates to a 12.7 percent rate of growth per year. Net income for the nine months ended September 30, 1994, compared to the net income for the same period of 1999, increased $2,319,000 or 57.9 percent from $4,002,000 to $6,321,000. From September 30,
1994, to September 30, 1999, the number of Lake City Bank offices increased from 23 to 44. This growth has been funded through results of operation, issuance of trust preferred securities and existing capital. It should be noted that past rates of growth may not be indicative of growth in future periods.

FINANCIAL CONDITION

Assets

     Total assets of the Company were $1,009,531,000 as of September 30, 1999. This was an increase of $30,622,000 or 3.1 percent from $978,909,000 reported at December 31, 1998. Total loans were $636,443,000 at September 30, 1999. This was an increase of $97,947,000 or 18.2 percent from the December 31, 1998 balance. Total securities decreased $51,467,000 or 15.7 percent to $276,191,000 as of September 30, 1999, from $327,658,000 at December 31, 1998.
During the third quarter of 1999, management continued to shift its asset mix from securities to higher yielding loans. Earning assets increased to $907,416,000 at September 30, 1999. This was an increase of $27,401,000 or 3.1 percent from the December 31, 1998, total of $880,015,000.

Funding

     Total deposits and securities sold under agreements to repurchase (repurchase agreements) consist mostly of funds generated within the Company's primary market area. At September 30, 1999, these funds totaled $832,777,000. This represented a $16,733,000 or 2.0 percent decrease from December 31, 1998. The decrease was primarily in savings accounts plus interest-bearing demand accounts which decreased a combined total of $13,103,000 or 10.8 percent from the balance at December 31, 1998, and time deposits which decreased $12,121,000 or 2.4 percent. Noninterest-bearing demand accounts increased $6,871,000 or 5.8 percent from the balance at December 31, 1998, and repurchase agreements increased $1,620,000 or 1.5 percent. The repurchase agreements are a combination of fixed rate contracts and cash management accounts, a variable rate repurchase agreement product.

     In addition to these local funding sources, the Company borrows through the Treasury, Tax and Loan program, through federal fund lines with correspondent banks and through advances from the Federal Home Loan Bank of Indianapolis (FHLB). Including these non-local sources, funding totaled $928,836,000 at September 30, 1999. This was a $32,413,000 or 3.6 percent increase from $896,423,000 reported at December 31, 1998.

Earning Assets

     On an average daily basis, total earning assets increased 11.2 percent and 14.5 percent for the three-month period and the nine-month period ended September 30, 1999, as compared to the same periods of 1998. On an average daily basis, total deposits and purchased funds increased 10.9 percent and
13.8 percent for the three-month period and nine-month period ended September 30, 1999, as compared to the same periods of 1998.

Investment Portfolio

     The Company's investment portfolio consists of U.S. Treasuries, Agencies, mortgage-backed securities, municipal bonds, trust preferred securities and corporates. During 1999, new investments have been primarily Agencies, corporates and trust preferred stocks. At September 30, 1999, and December 31, 1998, the Company's investment in mortgage-backed securities comprised approximately 71.0 and 69.6 percent of total securities and consisted mainly of CMOs and mortgage pools issued by GNMA, FNMA and FHLMC. As such, these securities are backed directly or indirectly by the federal government. The Company uses Bloomberg analytics to evaluate and monitor all purchases. At September 30, 1999, the securities in the available-for-sale portfolio had a four year average life and a potential for approximately 10 percent price depreciation should rates move up 300 basis points and approximately 7 percent price appreciation should rates move down 300 basis points. As of September 30, 1999, all mortgage-backed securities were performing in a manner consistent with management's original expectations.

     The Company's available-for-sale portfolio is managed with consideration given to factors such as the Company's capital levels, growth prospects, asset/liability structure and liquidity needs. At September 30, 1999, the available-for-sale portfolio constituted 100.0 percent of the total security portfolio. During the first nine months of 1999, purchases for the available-for-sale portfolio were $55,649,000 and sales totaled $44,428,000. The securities sold from the available-for-sale portfolio were primarily municipal bonds and mortgage-backed securities and the sales were due to the ongoing shift from securities to higher yielding loans. At September 30, 1999, the net after-tax unrealized loss in the available-for-sale portfolio included in stockholders' equity was $3,524,000, a decrease of $5,372,000 from the unrealized gain included in stockholders' equity at December 31, 1998. This decrease was due to the lower rate environment for securities. Future investment activity is difficult to predict, as it is dependent upon loan and deposit trends and other factors.

Loans

     Total loans increased $97,947,000 or 18.2 percent to $636,443,000 as of September 30, 1999, from $538,496,000 at December 31, 1998. Loan growth is net of loans reclassified to other real estate and loans sold. The Company continues to experience good loan demand. Commercial loans at September 30, 1999, increased $60,533,000 or 17.5 percent from the level at December 31, 1998. Retail loans at September 30, 1999, increased $51,489,000 or 39.2 percent from December 31, 1998. This increase was largely in indirect consumer loans with an increase of $36,658,000 or 75.9 percent from December 31, 1998. Real estate loans (excluding mortgages held-for-sale) decreased $14,074,000 or
23.2 percent from December 31, 1998. The balances in the real estate loan portfolio are impacted by the sale of real estate mortgages in the secondary market and the level of refinance and new mortgage activity in the existing rate environment. During 1999, mortgages totaling $55,878,000 were sold on the secondary market compared to $44,419,000 sold during the same period of 1998. During these two periods, loans totaling $52,962,000 and $46,016,000 were originated for sale. This program of mortgage sales continues to produce the liquidity needed to meet the mortgage needs of the markets served by the Company, and to generate a long-term servicing portfolio. As a part of the Community Reinvestment Act commitment to making real estate financing available to a variety of customers, the Company continues to originate non-conforming loans that are held to maturity or prepayment.

     The Company had 64.0 percent of its loans concentrated in commercial loans at September 30, 1999, and 64.4 percent at December 31, 1998. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by adjusting its pricing to the perceived risk of each individual credit, and by diversifying the portfolio by customer, product, industry and geography. Customer diversification is accomplished through an administrative loan limit of $8,500,000. Based upon state banking regulations, the Company's legal loan limit at September 30, 1999, was approximately $9,545,000. Product diversification is accomplished by offering a wide variety of financing options. Management reviews the loan portfolio to ensure loans are diversified by industry. The loans in the portfolios are distributed throughout the Compan's principal trade area, which encompasses fifteen counties in Indiana.

     Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the original terms of the loan. Loans renegotiated as troubled debt restructurings totaled $1,205,000 at September 30, 1999, as compared to $1,281,000 at December 31, 1998. The loans classified as troubled debt restructurings at September 30, 1999 were performing in accordance with the modified terms.

     Over the past year, one of management's goals has been to increase the loan to deposit ratio. The desired effect of this strategy has been to create a positive impact on the interest margin, which had declined as a result of increases in deposits due to acquisitions and growth of existing offices. Acquisitions by the Company in the fourth quarter of 1997 and the first quarter of 1998 primarily consisted of assumptions of deposits with only small amounts of loans acquired. As a result, the loan to deposit ratio was reduced. For the first nine months of 1999, loans increased faster than deposits, even though almost $56,000,000 of mortgage loans were sold in the secondary market. During this nine-month period, loans increased $97,947,000 or 18.2 percent. Demand accounts, which are noninterest-bearing, increased $6,871,000 during the first nine months of 1999, and other transaction accounts decreased $13,103,000 during the same period. During the quarter, time deposits decreased by $12,121,000 or 2.4 percent. As a result of these loan and deposit trends, the Company's loan to deposit ratio amounted to 88.3 percent at September 30, 1999, which is an increase from 72.8 percent at year-end 1998.

Market Risk

     The Company's primary market risk exposure is interest rate risk. The Company does not have a material exposure to foreign currency exchange risk, does not own any derivative financial instruments and does not maintain a trading portfolio. The Company, through its Asset/Liability Committee (ALCO), manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit ALCO needs. This computer simulation analysis measures the net interest income impact of a 300 basis point change in interest rates during the next 12 months. If the change in net interest income is less than 3 percent of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At September 30, 1999, the Company's potential pretax exposure was within the Company's policy limit. This policy was last reviewed and approved by the Board of Directors in May, 1999.

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


                                                  QUANTITATIVE MARKET RISK DISCLOSURE

                                                           Principal/Notional Amount Maturing in:
                                                                     (Dollars in thousands)                              Fair
                                        ----------------------------------------------------------------------------     Value
                                          Year 1     Year 2     Year 3     Year 4     Year 5   Thereafter    Total      9/30/99
                                        ---------  ---------  ---------  ---------  ---------  ----------  ---------  ----------
Rate sensitive assets:
  Fixed interest rate loans             $  88,136  $  50,407  $  52,547  $  42,417  $  85,899  $   27,156  $ 346,562  $  354,515
  Average interest rate                      8.53%      8.79%      8.53%      8.43%      7.93%       7.95%      8.36%
  Variable interest rate loans          $ 254,095  $   2,175  $   1,477  $   1,425  $   1,199  $   30,390  $ 290,761  $  291,287
  Average interest rate                      8.80%      9.51%     10.20%     10.07%     10.21%       8.29%      8.77%
  Fixed interest rate securities        $  18,559  $  22,459  $  44,942  $  21,511  $  26,347  $  143,957  $ 277,775  $  271,973
  Average interest rate                      6.27%      6.48%      5.54%      6.33%      6.13%       6.09%      6.07%
  Variable interest rate securities     $     192  $     204  $     216  $     230  $     244  $    3,165  $   4,251  $    4,217
  Average interest rate                      5.75%      6.09%      6.09%      6.09%      6.10%       6.43%      6.33%
  Other interest-bearing assets         $     283  $       0  $       0  $       0  $       0  $        0  $     283  $      283
  Average interest rate                      1.53%                                                              1.53%
Rate sensitive liabilities:
  Non-interest bearing checking         $   6,512  $   5,811  $   1,052  $   1,002  $   1,465  $  109,390  $ 125,232  $  125,232
  Average interest rate
  Savings & interest bearing checking   $   8,209  $   7,412  $   6,582  $   5,979  $   4,794  $   74,751  $ 107,727  $  107,727
  Average interest rate                      1.63%      1.63%      1.63%      1.63%      1.63%       1.69%      1.67%
  Time deposits                         $ 420,551  $  40,402  $  16,777  $   5,285  $   3,436  $    1,584  $ 488,035  $  489,186
  Average interest rate                      4.92%      5.29%      5.80%      5.48%      5.17%       5.73%      4.99%
  Fixed interest rate borrowings        $ 142,870  $   8,500  $  10,000  $   1,472  $       0  $   19,258  $ 182,100  $  241,750
  Average interest rate                      4.85%      5.56%      5.25%      6.15%      0.00%       9.00%      5.35%
  Variable interest rate borrowings     $  45,000  $       0  $       0  $       0  $       0  $        0  $  45,000  $   45,000
  Average interest rate                      5.50%                                                              5.50%

Borrowings

     The Company is a member of the FHLB of Indianapolis. Membership has enabled the Company to participate in the housing programs sponsored by the FHLB, thereby enhancing the Company's ability to offer additional programs throughout its trade area. The Company is authorized to borrow up to $100 million under the FHLB program. As of September 30, 1999, the borrowings from the FHLB totaled $71,349,000, with $20,000,000 due December 27, 1999,
$15,000,000 due February 17, 2000, $10,000,000 due February 28, 2000,
$10,000,000 due March 27, 2000, $5,000,000 due April 28, 2000, $10,000,000 due
December 28, 2001, $1,300,000 due June 24, 2003, and $49,000 with annual payments maturing on January 15, 2018. All borrowings are collateralized by residential real estate mortgages. Membership in the FHLB requires an equity investment in FHLB stock. The amount required is computed annually, and is based upon a formula which considers the Company's total investment in residential real estate loans, mortgage-backed securities and any FHLB advances outstanding at year-end. The Company's investment in FHLB stock at September 30, 1999, was $3,255,000.

Capital and Stockholders' Equity

     The Federal Deposit Insurance Corporation's (FDIC) risk based capital regulations require that all banks maintain an 8.0 percent total risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0 percent Tier I leverage capital ratio, a 6.0 percent Tier I risk based capital ratio and a 10.0 percent total risk based capital ratio. As of September 30, 1999, the Bank's ratios were 6.5 percent, 9.2 percent and 10.2 percent, excluding the SFAS No. 115 adjustment. The ratios reported at December 31, 1998 were 6.4 percent, 9.6 percent and 10.8 percent and ratios reported at September 30, 1998 were 6.2 percent, 10.0 percent and 11.5 percent. The ratios include the maximum amount of the trust preferred securities allowed by regulations. Current regulations limit the amount of trust preferred securities included in Tier I capital to the greater of the amount of the trust preferred securities or 25 percent of the total Tier I capital. All ratios continue to be above "well capitalized" levels.

     Total stockholders' equity decreased $1,050,000 or 1.9 percent from December 31, 1998, to $54,106,000 at September 30, 1999. Net income of $6,321,000, less dividends of $1,912,000, less the decrease in the accumulated other comprehensive income of $5,372,000, less $87,000 for the cost of treasury stock acquired comprised this decrease.

RESULTS OF OPERATIONS

Net Income

     Net income increased to $6,321,000 for the first nine months of 1999, an increase of $412,000 from the $5,909,000 recorded over the same period in 1998. For the three months ended September 30, 1999, net income was $2,092,000 as compared to $1,872,000 for the three months ended September 30, 1998. Basic earnings per share for the first nine months of 1999 were $1.09 per share, which was an increase over the $1.02 per share for the first nine months of 1998, and $.36 per share for the three-month period ended September 30, 1999 as compared to the $.33 per share for the same period of 1998. Diluted earnings per share reflect the potential dilutive impact of stock options granted under an employee stock option plan approved by the stockholders in April, 1998. The stock options did not have a significant impact on earnings per share as diluted earnings per share were the same as basic earnings per share for both the nine-month and three-month periods ended September 30, 1999.

Net Interest Income

     The net effect of all factors affecting total interest and dividend income and total interest expense was to increase net interest income. For the nine-month period ended September 30, 1999, net interest income totaled $23,824,000, an increase of 16.4 percent or $3,355,000 over the first nine months of 1998. For the three-month period ended September 30, 1999, net interest income totaled $8,429,000, an increase of 20.2 percent or $1,417,000 over the first three months of 1998. This increase occurred in part because of the efforts to improve the loan to deposit ratio. Management plans to continue its efforts in growing the loan portfolio, as well as implementing a more aggressive short-term funding strategy to continue this positive trend.

     For the nine-month period ended September 30, 1999, total interest and dividend income increased $3,964,000 or 8.4 percent to $51,180,000, from $47,216,000 during the same nine months of 1998. Interest and dividend income increased $1,323,000 or 8.1 percent for the three-month period ended September 30, 1999, as compared to the three-month period ended September 30, 1998. Daily average earning assets for the first three quarters of 1999 increased to $896,404,000, a 14.5 percent increase over the same period in 1998. For the third quarter alone, the daily average earning assets increased to $905,848,000, an 11.2 percent increase over the daily average earning assets of the third quarter of 1998. The tax equivalent yields on average earning assets decreased by 41 basis points for the nine-month period ended September 30, 1999, when compared to the same period of 1998. For the three-month period ended September 30, 1999, this yield decreased 25 basis points from the yield for the three-month period ended September 30, 1998.

     The decrease in the yield of 41 basis points on average earning assets reflected reductions in the yields on both loans and securities caused by the current low-rate environment along with the level of competition in the markets served. The yield on securities is historically lower than the yield on loans, and decreasing the ratio of securities to total earning assets will normally raise the yield on earning assets. The decrease in the ratio of average daily securities to average earning assets partially offset the reductions in the yields on both loans and securities. The ratio of average daily securities to average earning assets for the first three quarters of 1999 was 33.2 percent compared to 37.4 percent for the same period of 1998. In addition, the overall tax equivalent yield on loans decreased 64 and 62 basis points when comparing both the nine and three-month periods ended September 30, 1999 and 1998. The yield on securities decreased 31 and 18 basis points for the same respective periods.

     The decrease in loan yields was offset by an increase in loan balances. The average daily loan balances for the first nine months of 1999 increased
23.4 percent over the average daily loan balances for the same period of 1998. The average daily loan balances for the three-months ended September 30, 1999 increased 28.6 percent over the average daily loan balances for the three-months ended September 30, 1998. The loan growth was funded primarily by securities sales/maturities and partially by increases in deposits and borrowings. The increase in loan income of $4,792,000 or 14.5 percent for the first nine months of 1999 as compared to the first nine months of 1998 and the increase in loan income of $2,196,000 or 19.4 percent for the three-month period ended September 30, 1999 as compared to the same period of 1998, resulted from this loan growth.

     Income from securities totaled $13,144,000 for the first nine months of 1999, a decrease of $642,000 or 4.7 percent over the amount for the same period of 1998. The income from securities for the three-month period ended September 30, 1999 was $4,113,000 as compared to $4,943,000, a decrease of $830,000 or 16.8 percent for the three-month period ended September 30, 1998. This decrease was the result of the decrease in the average daily balances of securities during the third quarter, as well as the decrease in the yields on securities. The average daily balances of securities for the nine and three-month periods ended September 30, 1999 increased $4,995,000 and decreased $45,674,000 when compared to the same periods of the prior year. Although the average daily balance for the nine months of 1999 increased, the ratio of average daily securities to average earning assets decreased due to the loan growth for the nine months ended September 30, 1999.

     Income from short-term investments amounted to $232,000 for the nine-month period and $40,000 for the three-month period ended September 30, 1999. This compares to $418,000 and $83,000 for the same periods in 1998. The decrease of $186,000 when comparing the nine-month periods resulted from a decrease of $3,605,000 or 35.2 percent in the average balance of short-term investments, combined with a 73 basis point reduction in the yield. The decrease of $43,000 when comparing the three-month periods resulted from a decrease of $2,936,000 or 46.9 percent in the average balance of short-term investments, combined with a 31 basis point reduction in the rate.

     Total interest expense increased $609,000 or 2.3 percent to $27,356,000 for the nine-month period ended September 30, 1999, from $26,747,000 for the nine-month period ended September 30, 1998 and it decreased $94,000 or 1.0 percent for the three-month period ended September 30, 1999, from the $9,354,000 for the three-month period ended September 30, 1998. This was a result of the overall growth of deposits in existing offices and changes in the deposit mix offset by a 45 basis point reduction in the Company's daily cost of funds. On an average daily basis, total deposits (including demand deposits) increased 9.5 and 7.3 percent for the nine and three-month periods ended September 30, 1999, as compared to the similar periods in 1998. When comparing these same periods, the average daily balances of the demand deposit accounts rose $22,004,000 and $27,638,000 while the average daily balances of savings and transaction accounts combined declined $11,258,000 and $13,954,000. The average daily balance of time deposits, which pay a higher rate of interest as compared to demand deposit and transaction accounts, increased $53,846,000 and $38,519,000 for the nine and three months ended September 30, 1999, compared to the nine and three months ended September 30, 1998. However, the largest increases, $42,643,000 and $44,729,000 for the same nine and three month periods, were seen in the Investors Weekly accounts offered by the Company. These accounts usually pay a lower rate of interest than other accounts offered by the Company. Average daily balances of borrowings increased $4,355,000 and $14,287,000 for the nine and three-month periods ended September 30, 1999 compared to the same period of 1998, while the rate on borrowings decreased 21 and 33 basis points comparing the same two periods. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 13.8 percent and 10.9 percent for the nine and three-month periods ended September 30, 1999, as compared to the nine and three-month periods ended September 30, 1998.

Provision for Loan Losses

     The Company maintains the allowance for loan losses at a level that is deemed appropriate based upon loan loss experience, the nature of the portfolio, the growth of the portfolio and the evaluation of the economic outlook. Special consideration is given to nonperforming and nonaccrual loans as well as factors that management feels deserve recognition. The Company maintains a quarterly loan review program designed to provide reasonable assurance that the allowance is maintained at an appropriate level and that changes in the status of loans are reflected in the financial statements in a timely manner. The adherence to this policy may result in fluctuations in the provision for loan losses. Consequently, the increase in net interest income before provision for loan losses, discussed above, may not necessarily flow through to the net interest income after provision for loan losses.

     The provision amounted to $1,050,000 and $360,000 for the nine-month periods ended September 30, 1999 and 1998. For the three-month periods ended September 1999 and 1998, the provision amounted to $550,000 and $120,000. These provisions in large part reflected the growth of the loan portfolio as management continued to shift its asset mix from securities to higher yielding loans. They also reflected consideration of the higher levels of past due accruing loans (90 days or more) and nonaccrual loans over the same periods. These levels of non-performing loans reflect both the general economic conditions that have promoted growth and expansion in the Company's trade area during the last several years, and a credit risk management strategy that promotes diversification.

     As of September 30, 1999, loans delinquent 90 days or more that were included in the accompanying financial statements as accrual loans totaled approximately $406,000. At September 30, 1999, there were loans totaling $211,000 on nonaccrual. At December 31, 1998, there were $227,000 in loans delinquent 90 days or more included as accruing loans in the financial statements and there were no nonaccrual loans.

     Although the provision for loan losses has increased for both the first nine months and the third quarter of 1999 as compared to the same periods of 1998, the ratio of the allowance for loan losses to total loans has declined somewhat from that at December 31, 1998 and September 30, 1998. At September 30, 1999, the ratio was 1.00 percent as compared to 1.02 percent at December 31, 1998 and 1.10 percent at September 30, 1998. These declines reflect the growth in the loan portfolio, along with management's analysis of the adequacy of the allowance.

     As part of the loan review process, management reviews all loans classified as 'special mention' or below, as well as other loans that might warrant application of SFAS No. 114 as amended by SFAS No. 118, 'Accounting by Creditors for Impairment of a Loan'. As of September 30, 1999 and December 31, 1998, no loans were classified as impaired.

     Following is a summary of the loan loss experience for the nine months ended September 30, 1999, and the year ended December 31, 1998.

                                           September 30,  December 31,
                                                1999          1998
                                            ------------- -------------
                                                   (in thousands)

Amount of loans outstanding                 $     636,443  $     538,496
                                            -------------  -------------
Average daily loans outstanding for
  the period                                $     629,505  $     489,336
                                            -------------  -------------

Allowance for loan losses at the
  beginning of the period                   $       5,510   $      5,308

Charge-offs
 Commercial                                            82              9
 Real estate                                            6              0
 Installment                                          165            329
 Credit card and personal credit lines                 17             78
                                            -------------   ------------
    Total charge-offs                                 270            416

Recoveries
 Commercial                                             9             44
 Real estate                                            0              0
 Installment                                           71             86
 Credit card and personal credit lines                 11              8
                                            -------------   ------------
    Total recoveries                                   91            138
                                            -------------   ------------
Net charge-offs                                       179            278

Provision charged to expense                        1,050            480
                                            -------------   ------------
Allowance for loan losses at the end of
 the period                                 $       6,381   $      5,510
                                            =============   ============

Ratio of annualized net charge-offs during
 the period to average daily loans during
 the period:
 Commercial                                         0.02%         (0.01)%
 Real estate                                        0.00%          0.00%
 Installment                                        0.02%          0.05%
 Credit card and personal credit lines              0.00%          0.02%
                                            -------------   ------------
 Total                                              0.04%          0.06%
                                            =============   ============

     Net interest income after provision for loan losses totaled $22,774,000 and $7,879,000 for the nine and three-month periods ended September 30, 1999. This represented an increase of 13.3 percent and 14.3 percent over the same periods ended September 30, 1998.

Noninterest Income

     Total noninterest income increased $1,267,000 or 15.5 percent to $9,458,000 for the nine-month period ended September 30, 1999, from $8,191,000 recorded for the nine-month period ended September 30, 1998. Total noninterest income for the three-month period ended September 30, 1999, was $3,288,000 which was $268,000 or 8.9 percent higher than the noninterest income for the three months ended September 30, 1998.

     Trust fees, which represent basic recurring service fee income, decreased $56,000 or 6.2 percent to $841,000 for the nine-month period ended September 30, 1999, as compared to $897,000 for the first nine months of 1998. For the three-month period ended September 30, 1999, trust fees were $304,000, an increase of $29,000 over the fees for the same period in 1998.

     Service charges on deposit accounts increased 10.0 percent or $290,000 during the nine-month period ended September 30, 1999, totaling $3,198,000, as compared to the same period in 1998. These service charges increased $72,000 for the three-month period ended September 30, 1999, over the amount recorded for the three-month period ended September 30, 1998. Fees related to individual checking accounts were the primary sources for the increase.

     Other income (net) consists of normal recurring fee income, as well as other income that management classifies as nonrecurring. Other income (net) increased $618,000 or 26.6 percent to $2,943,000 for the nine-month period ended September 30, 1999, as compared to the same period in 1998. The primary increases were in commercial and other fees, miscellaneous income and insurance income.

     The profits from the sale of mortgages during the nine-month period ended September 30, 1999, totaled $1,136,000, as compared to $1,067,000 during the same period in 1998. This increase reflected an increase in the volume of mortgages sold during the first nine months of 1999, as compared to the sales during the first nine months of 1998. For the third quarter of 1999 only, these profits were $381,000 as compared to $440,000 for the same period in 1998. While the volume of mortgages sold during the third quarter of 1999 increased over the third quarter of 1998, some 1999 sales were at a lower rate than 1998 sales, causing the decrease in profits for this period.

     Net investment securities gains (losses) amounted to $1,340,000 and $481,000 for the nine and three-month periods ended September 30, 1999, as compared to $994,000 and $475,000 for the nine and three-month periods ended September 30, 1998. In the first nine months of 1999 and 1998, the securities gains resulted from the sales of securities from the available-for-sale portfolio. The increase year to year was the result of management utilizing the securities portfolio to fund the increases in the loan portfolio.

Noninterest Expense

     Noninterest expense increased $3,088,000 or 15.8 percent to $22,659,000 for the nine-month period ended September 30, 1999, as compared to the first nine months of 1998. Noninterest expense increased $888,000 or 12.6 percent when comparing the three-months ended September 30, 1999, to the three months ended September 30, 1998.

     For the nine months ended September 30, 1999, salaries and employee benefits increased to $11,790,000, a $1,493,000 increase or 14.5 percent as compared to the first nine months of 1998. When comparing the three months ended September 30, 1999, to the same period in 1998, the increase was $431,000 or 11.8 percent. These increases reflected normal salary increases, additions to staff and increased health care costs. Total employees increased to 485 at September 30, 1999, from 465 at September 30, 1998. The increase in total employees included increases in branch personnel, along with increases in clerical and administrative staff relating to the growth of the Company. The increase in health care costs was the result of the growth in employees, as well as the rising cost of health care.

     For the nine and three-month periods ended September 30, 1999, occupancy and equipment expenses were $4,010,000 and $1,402,000, a $1,102,000 increase or 37.9 percent and $314,000 or 28.9 percent increase from the same periods one year ago. This performance reflected the ordinary timing differences incurred with these types of expenses, as well as additional expense related to the new locations added during 1998 and 1999, along with investments in equipment and technology necessary to remain competitive. These expenses are expected to continue to increase as the Company continues to grow.

     For the nine-month period ended September 30, 1999, other expenses totaled $6,859,000 as compared to $6,366,000 during the same period in 1998. This was an increase of 7.7 percent or $493,000. For the third quarter of 1999 compared to the third quarter of 1998, the increase was $143,000 or 6.2 percent. When comparing the nine and three-month periods ended September 30, 1999 to the same periods of 1998, a significant increase was noted in data processing fees (up $310,000 or 26.4 percent and $87,000 or 19.0 percent).

Income Before Income Tax Expense

     Income before income tax expense increased $844,000 or 9.7 percent to $9,573,000 for the first nine months of 1999, as compared to $8,729,000 for the same period in 1998. For the three months ended September 30, 1999, income before income taxes was $3,220,000 as compared to $2,853,000 for the three months ended September 30, 1998. This was due primarily to the loan growth and the increase in noninterest income offset by the added overhead expenses resulting from growth and acquisitions.

Income Tax Expense

     Income tax expense increased to $3,252,000 for the first nine months of 1999, as compared to $2,820,000 for the same period in 1998. This was a $432,000 or 15.3 percent increase. Income tax expense for the third quarter of 1999 increased $147,000 or 15.0 percent as compared to the third quarter of 1998. These increases were a result of higher income before taxes and adjustments in deferred tax assets.

     The combined state franchise tax expense and the federal income tax expense as a percentage of income before income tax expense increased to 34.0 percent during the first nine months of 1999, as compared to 32.3 percent during the same period in 1998. It increased to 35.0 percent for the three months ended September 30, 1999, as compared to 34.4 percent for the same three months in 1998. Currently the state franchise tax rate is 8.5 percent and is a deductible expense for computing federal income tax.

YEAR 2000

     The Company relies heavily on computer technology to provide its products and services. Competitive pressures also require the Company to invest in and utilize current technology. Due to the reliance on this technology, the Year 2000 issue will have a pervasive effect on the Company's products, especially those with interest calculations, and the services it provides. It will also have an impact on the items necessary to remain competitive, including customer information and customer conveniences such as ATM's, telephone banking and debit cards. In discussing the Year 2000 issue, management uses various estimates and projections relating to costs, percentages or stages of completion, possible scenarios and contingency plans. These are only estimates and projections. Actual costs, percentage or stage of completion and outcomes may be different from management's estimates and projections. Although management believes it is taking all the steps necessary to prepare for Year 2000, there are many factors beyond management's control and ability to foresee that may have a significant impact on future events.

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

     All purchases of software and hardware are processed through the Network Services Department of the Company. This is intended to ensure all new software and hardware or upgrades are compatible with existing systems and are Year 2000 compliant. All non-compliant hardware and software was taken out of service by June 30, 1999, with the exception of one piece of hardware, which was replaced during the third quarter.

     Other electrical and mechanical equipment has been evaluated as to reliance on computer software and the possible effect of the Year 2000. Major components of this equipment include security and HVAC (heating, ventilation and air conditioning) equipment. The Company's security officer has determined that all security equipment has been tested to determine the reliance on computer systems and the potential impact of the Year 2000 issue. The Company's facilities manager is responsible for evaluating the other equipment such as HVAC and elevators to determine reliance on computer systems and to obtain statements as to Year 2000 compliance from vendors as necessary. The evaluation of this equipment was completed as of December 31, 1998. No material items were noted.

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

     As a precaution, management has developed both bank-wide and functional area contingency plans. The largest risks the Company has are that FiServ will not be able to process or there will be problems with communications or power. Regulators have agreed there are certain systems that, due to the level of reliance on these systems, there is little ability to establish traditional contingency plans. Management considers FiServ, communications and power to be these types of systems. Through various communications, FiServ has indicated to the Company that substantial progress has been made with regard to FiServ's Year 2000 readiness. A more likely scenario is that one or more of the support applications will not function correctly. That would most likely result in a one to two day delay in posting of customer transactions since the majority of the functions of the non-FiServ applications could be performed manually. Currently the major concerns are power and communications since these are provided by outside sources and the Company has no means to test them. The Company does have a back-up power system to provide power to key areas in the event of a power failure and can transport transaction information physically in the event of communication problems. Both these concerns have been addressed in the Company's contingency plan. The Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that the Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results. It is not possible at this time to quantify the estimated future costs due to possible business disruption caused by vendors, suppliers, customers, or even the possible loss of electric power or phone service, however, such costs could be substantial.

Recent Regulatory Developments

     Pending Legislation. On November 4, 1999, the United States Congress approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature,
(ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

     National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

     The Act must be signed by the President before it will take effect. At this time, the Company is unable to predict the impact the Act may have on the Company and its subsidiaries.

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

                            September 30, 1999

                        Part II - Other Information

Item 1.   Legal proceedings
          -----------------

          There are no material pending legal proceedings to which the Comapny or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

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

                             September 30, 1999

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



                                               LAKELAND FINANCIAL CORPORATION
                                                         (Registrant)




Date: November 5, 1999               Michael L. Kubacki
                                     ----------------------------------------
                                     Michael L. Kubacki - President and Chief
                                     Executive Officer




Date: November 5, 1999               Terry M. White
                                     ----------------------------------------
                                     Terry M. White - Executive Vice President and Chief Financial Officer

                               EXHIBIT INDEX

   Exhibit
     No.       Description                                  Page
   -------     -------------------------------------------  -----

     27       Financial Data Schedule (EDGAR filing only)