Form 10-K
period 1999-12-31
LAKELAND FINANCIAL CORP
filed 2000-03-28
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the fiscal year ended December 31, 1999
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _____________ to ____________________

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

Registrant's telephone number, including area code 1-219-267-6144
                                                   --------------

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

                                     None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

         Aggregate market value of the voting stock held by non-affiliates of the Registrant, computed solely for the purposes of this requirement on the basis of the Nasdaq closing value at February 22, 2000, and assuming solely for the purposes of this calculation that all directors and executive officers of the Registrant are "affiliates": $79,225,857.

  Number of shares of common stock outstanding at February 22, 2000: 5,788,992

                            Cover page 1 of 2 pages

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

         Portions of the following documents are incorporated by reference in the Parts of the 10-K indicated:

       Part                                Document
       ----                                --------

    I, II & IV       Lakeland   Financial  Corporation's   Annual   Report  to
                     Shareholders for the year ended December 31, 1999, portions of which are incorporated into Parts I, II and IV of this Form 10-K.

        III Proxy statement mailed to shareholders on March 15, 2000, which is incorporated into Part III of this Form 10-K.

                            Cover page 2 of 2 pages

                                    PART I.


ITEM 1. BUSINESS
----------------

         The Company was incorporated under the laws of the State of Indiana on February 8, 1983. As used herein, the term "Company" refers to Lakeland Financial Corporation, or if the context dictates, Lakeland Financial Corporation and its wholly-owned subsidiaries, Lake City Bank, Warsaw, Indiana, and Lakeland Capital Trust, Warsaw, Indiana.

General
-------

     Company's Business. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended. The Company owns all of the outstanding stock of Lake City Bank, Warsaw, Indiana, a full service commercial bank organized under Indiana law (the "Bank"), and Lakeland Capital Trust, a statutory business trust formed under Delaware law ("Lakeland Trust"). In trust, the Bank recognizes a wholly-owned subsidiary, LCB Investments Limited, which manages a portion of the Bank's investment portfolio. The Company conducts no business except that incident to its ownership of the outstanding stock of the Bank and the operation of the Bank.

     The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank's activities cover all phases of commercial banking, including checking accounts, savings accounts, time deposits, the sale of securities under agreements to repurchase, brokerage services, commercial and agricultural lending, direct and indirect consumer lending, real estate mortgage lending, safe deposit box service and trust and investment services.

     The Bank's main banking office is located at 202 East Center Street, Warsaw, Indiana. As of December 31, 1999, the Bank had 44 offices in fifteen counties throughout north central Indiana.

Forward-looking Statements
--------------------------

     When used in this report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

     The Company wishes to caution readers not to place undo reliance on any such forward-looking statements, which speak only as of the date made, and advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Business Developments
---------------------

     The Company conducts no business except that which is incident to its ownership of the stock of the Bank, the collection of dividends from the Bank, and the disbursement of dividends to shareholders.

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

Competition
-----------

     The Bank was originally organized in 1872 and has continuously operated under the laws of the State of Indiana since its organization. The Bank's activities cover all phases of commercial banking, including checking accounts, savings accounts, time deposits, the sale of securities under agreements to repurchase, brokerage services, commercial and agricultural lending, direct and indirect consumer lending, real estate mortgage lending, safe deposit box services, trust and investment services. The interest rates for both deposits and loans, as well as the range of services provided, are nearly the same for all banks competing within the Bank's service area.

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

     The Bank competes with other major banks for large commercial deposit and loan accounts. The Bank is presently subject to an aggregate maximum loan limit to any single account of approximately $9 million pursuant to Indiana law. This maximum prohibits the Bank from providing a full range of banking services to those businesses or personal accounts whose borrowings periodically exceed this amount. In order to retain at least a portion of the banking business of these large borrowers, the Bank maintains correspondent relationships with other financial institutions. The Bank also participates with local and other banks in the placement of large borrowings in excess of its lending limit. The Bank is also a member of the Federal Home Loan Bank of Indianapolis in order to broaden its mortgage lending and investment activities and to provide additional funds, if necessary, to support these activities.

Foreign Operations
------------------

     The Company has no investments with any foreign entity other than a nominal demand deposit account which is maintained with a Canadian bank in order to facilitate the clearing of checks drawn on banks located in that country. There are no foreign loans.

Employees
---------

     At December 31, 1999, the Company, including its subsidiaries, had 453 full-time equivalent employees. Benefit programs include a pension plan, 401(k) plan, group medical insurance, group life insurance and paid vacations. The Bank is not a party to any collective bargaining agreement, and employee relations are considered good. The Company also has a stock option plan under which stock options may be granted to employees and directors.

Supervision and Regulation
--------------------------

     General

     Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Indiana Department of Financial Institutions (the "DFI"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

     Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than shareholders, of financial institutions.

     The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and its subsidiaries, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

     Recent Regulatory Developments

     Pending Legislation. On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

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

     At this time, it is not possible to predict the impact the Act may have on the Company. Various bank regulatory agencies have just begun issuing regulations as mandated by the Act. The Federal Reserve has issued an interim rule that sets forth procedures by which bank holding companies may become financial holding companies, the criteria necessary for such a conversion, and the Federal Reserve's enforcement powers should a holding company fail to maintain compliance with the criteria. The Office of the Comptroller of the Currency has issued a final rule discussing the procedures by which national banks may establish financial subsidiaries, as well as the qualifications and safeguards that will be required. In addition, in February, 2000, all federal bank regulatory agencies jointly issued a proposed rule that would implement the financial privacy provisions of the Act.

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

     The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, the Company and its non-bank subsidiaries are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

     The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier I capital. The leverage requirement consists of a minimum ratio of Tier I capital to total average assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier I capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier I capital plus certain other debt and equity instruments which do not qualify as Tier I capital and a portion of the company's allowance for loan and lease losses.

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

     As of December 31, 1999, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, with a risk based ratio of 10.26% and a leverage ratio of 6.77%.

     Dividends. The Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes or regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

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

     During the year ended December 31, 1999, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2000, BIF assessments will continue to range from 0% of deposits to 0.27% of deposits.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

     FICO Assessment. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF and BIF members became subject to assessments to cover interest payments on outstanding FICO obligations. These FICO assessments are in addition to the amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000, and the final maturity on the FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 1999, the FICO assessment rate for SAIF members ranges between approximately 0.0580% of deposits and approximately 0.0610% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.0116% of deposits and approximately 0.0122% of deposits. During the year ended December 31, 1999, the Bank paid FICO assessments totaling $83,000.

     Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI. During the year ended December 31, 1999, the Bank paid supervisory assessments to the DFI totaling $69,000.

     Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered insured non-member banks, such as the
Bank: a leverage requirement consisting of a minimum ratio of Tier I capital to total average assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to risk-weighted assets of 8%, at least one-half of which must be Tier I capital. For purposes of these capital standards, Tier I capital and total capital consist of substantially the same components as Tier I capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "The Company -- Capital Requirements").

     The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the FDIC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

     During the year ended December 31, 1999, the Bank was not required by the FDIC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1999, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 6.72% and a risk-based capital ratio of 10.01%.

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well-capitalized", "adequately-capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized", in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1999, the Bank was well-capitalized, as defined by FDIC regulations.

     Dividends. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year to date combined with its retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period.

     The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1999. As of December 31, 1999, approximately $15 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

     Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries, and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

     Safety and Soundness Standards. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. Since the fourth quarter of 1998, and through the first quarter of 2000, the federal banking regulators have issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

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

     State Bank Activities. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements, and the FDIC determines that the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

     Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts) as follows: for transaction accounts aggregating $44.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $44.3 million, the reserve requirement is $1.329 million plus 10% of the aggregate amount of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

Industry Segments
-----------------

     The Company is engaged in a single industry and performs a single service -- commercial banking. On the pages that follow are tables which set forth selected statistical information relative to the business of the Company. This data should be read in conjunction with the consolidated financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in the 1999 Annual Report to Shareholders herein incorporated by reference (attached hereto as Exhibit 13).




                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                             INTEREST RATES AND INTEREST DIFFERENTIAL
                                                     (in thousands of dollars)

                                                              1999                                         1998
                                          -------------------------------------------  -------------------------------------------
                                             Average        Interest                       Average       Interest
                                             Balance         Income        Yield (1)       Balance        Income        Yield (1)
                                          -------------  -------------  -------------  -------------  -------------  -------------
 ASSETS
 Earning assets:
   Loans:
     Taxable (2)                          $     602,250  $      51,602           8.57% $     486,437  $      44,225           9.09%
     Tax exempt (1)                               2,920            275           9.42          2,899            295          10.18

   Investments: (1)
     Available for sale                         291,005         18,597           6.39        142,499          9,062           6.36
     Held to maturity                                 0              0           0.00        160,173         10,858           6.78

   Short-term investments                         5,230            259           4.95          9,545            510           5.34

   Interest bearing deposits                        308             16           5.19            133              9           6.77
                                          -------------  -------------  -------------  -------------  -------------  -------------
 Total earning assets                           901,713         70,749           7.85%       801,686         64,959           8.10%
                                                                        =============                                =============

 Nonearning assets:
   Cash and due from banks                       37,767              0                        36,215              0

   Premises and equipment                        27,248              0                        25,198              0

   Other nonearning assets                       27,784              0                        24,324              0

   Less:  allowance for loan losses              (5,958)             0                        (5,403)             0
                                          -------------  -------------                 -------------  -------------
 Total assets                             $     988,554  $      70,749                 $     882,020  $      64,959
                                          =============  =============                 =============  =============


(1) Tax exempt income was converted to a fully taxable equivalent basis at a 34 percent tax rate for 1999 and 1998. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983, included the TEFRA adjustment applicable to nondeductible interest expenses. Nonaccrual loans are included in the above analysis as earning assets - loans.

(2) Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 1999 and
    1998 are included as taxable loan interest income.


                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                     (in thousands of dollars)

                                                             1998                                         1997
                                          -------------------------------------------  -------------------------------------------
                                             Average        Interest                      Average        Interest
                                             Balance         Income       Yield (1)       Balance         Income       Yield (1)
                                          -------------  -------------  -------------  -------------  -------------  -------------
 ASSETS
 Earning assets:
   Loans:
     Taxable (2)                          $     486,437  $      44,225           9.09% $     410,798  $      38,265           9.31%
     Tax exempt (1)                               2,899            295          10.18          3,235            345          10.66

   Investments: (1)
     Available for sale                         142,499          9,062           6.36         80,627          5,396           6.69
     Held to maturity                           160,173         10,858           6.78        136,618          9,244           6.77

   Short-term investments                         9,545            510           5.34          5,275            284           5.38

   Interest bearing deposits                        133              9           6.77            234             19           8.12
                                          -------------  -------------  -------------  -------------  -------------  -------------
 Total earning assets                           801,686         64,959           8.10%       636,787         53,553           8.41%
                                                                        =============                                =============

 Nonearning assets:
   Cash and due from banks                       36,215              0                        27,479              0

   Premises and equipment                        25,198              0                        17,961              0

   Other nonearning assets                       24,324              0                        11,735              0

   Less:  allowance for loan losses              (5,403)             0                        (5,302)             0
                                          -------------  -------------                 -------------  -------------
 Total assets                             $     882,020  $      64,959                 $     688,660  $      53,553
                                          =============  =============                 =============  =============

(1) Tax exempt income was converted to a fully taxable equivalent basis at a 34 percent tax rate for 1998 and 1997. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983, included the TEFRA adjustment applicable to nondeductible interest expenses. Nonaccrual loans are included in the above analysis as earning assets - loans.

(2) Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 1998 and
    1997 are included as taxable loan interest income.



                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                     (in thousands of dollars)

                                                             1999                                         1998
                                          -------------------------------------------  -------------------------------------------
                                             Average        Interest                      Average        Interest
                                             Balance        Expense         Yield         Balance        Expense         Yield
                                          -------------  -------------  -------------  -------------  -------------  -------------
 LIABILITIES AND STOCKHOLDERS'
  EQUITY

 Interest bearing liabilities:
   Savings deposits                       $      54,562  $         935           1.71% $      55,299  $       1,331           2.41%

   Interest bearing checking accounts            56,304            861           1.53         65,895          1,322           2.01

   Time Deposits:
     In denominations under $100,000            359,700         17,394           4.84        326,123         17,234           5.28
     In denominations over $100,000             150,182          7,963           5.30        142,589          8,267           5.80

   Miscellaneous short-term borrowings          146,680          7,139           4.87         90,752          4,724           5.21

   Long-term borrowings                          37,312          2,801           7.51         44,349          3,213           7.24
                                          -------------  -------------  -------------  -------------  -------------  -------------
 Total interest bearing liabilities             804,740         37,093           4.61%       725,007         36,091           4.98%
                                                                        =============                                =============

 Noninterest bearing liabilities
  and stockholders' equity:
   Demand deposits                              120,808              0                        98,957              0

   Other liabilities                              7,834              0                         7,386              0

   Stockholders' equity                          55,172              0                        50,670              0
                                          -------------  -------------                 -------------  -------------
 Total liabilities and stockholders'
  equity                                  $     988,554  $      37,093                 $     882,020  $      36,091
                                          =============  =============                 =============  =============
 Net interest differential - yield on
   average daily earning assets                          $      33,656           3.73%                $      28,868           3.60%
                                                         =============  =============                 =============  =============





                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                     (in thousands of dollars)

                                                             1998                                         1997
                                          -------------------------------------------  -------------------------------------------
                                             Average        Interest                      Average        Interest
                                             Balance        Expense         Yield         Balance        Expense         Yield
                                          -------------  -------------  -------------  -------------  -------------  -------------
 LIABILITIES AND STOCKHOLDERS'
 EQUITY

 Interest bearing liabilities:
   Savings deposits                       $      55,299  $       1,331           2.41% $      45,278  $       1,152           2.54%

   Interest bearing checking accounts            65,895          1,332           2.01         55,063          1,180           2.14

   Time Deposits:
     In denominations under $100,000            326,123         17,234           5.28        230,171         12,406           5.39
     In denominations over $100,000             142,589          8,267           5.80        109,759          6,445           5.87

   Miscellaneous short-term borrowings           90,752          4,724           5.21         90,097          4,921           5.46

   Long-term borrowings                          44,349          3,213           7.24         29,655          1,956           6.60
                                          -------------  -------------  -------------  -------------  -------------  -------------
 Total interest bearing liabilities             725,007         36,091           4.98%       560,023         28,060           5.01%
                                                                        =============                                =============

 Noninterest bearing liabilities
  and stockholders' equity:
   Demand deposits                               98,957              0                        77,276              0

   Other liabilities                              7,386              0                         6,498              0

   Stockholders' equity                          50,670              0                        44,863              0
                                          -------------  -------------                 -------------  -------------
Total liabilities and stockholders'
 equity                                   $     882,020  $      36,091                 $     688,660  $      28,060
                                          =============  =============                 =============  =============
 Net interest differential - yield on
   average daily earning assets                          $      28,868           3.60%                $      25,493           4.00%
                                                         =============  =============                 =============  =============




                                           ANALYSIS OF CHANGES IN INTEREST DIFFERENTIALS
                                                 (fully taxable equivalent basis)
                                                     (in thousands of dollars)

                                                      YEAR ENDED DECEMBER 31,

                                                   1999 Over (Under) 1998 (1)                   1998 Over (Under) 1997 (1)
                                          -------------------------------------------  -------------------------------------------
                                              Volume         Rate           Total          Volume         Rate           Total
                                          -------------  -------------  -------------  -------------  -------------  -------------
 INTEREST AND LOAN FEE INCOME (2)
   Loans:
     Taxable                              $      10,041  $      (2,664) $       7,377  $       6,896  $        (936) $       5,960
     Tax exempt                                       2           (115)          (113)           (35)           (15)           (50)
   Investments:
     Available for sale                           8,881           (607)         8,274          3,947           (281)         3,666
     Held to maturity                           (10,858)             0        (10,858)         1,597             17          1,614

   Short-term investments                          (215)           (37)          (252)           228             (2)           226

   Interest bearing deposits                         10             (3)             7             (7)            (3)           (10)
                                          -------------  -------------  -------------  -------------  -------------  -------------
 Total interest income                            7,861         (3,426)         4,435         12,626         (1,220)        11,406
                                          -------------  -------------  -------------  -------------  -------------  -------------

 INTEREST EXPENSE
   Savings deposits                                 (18)          (378)          (396)           244            (65)           179
   Interest bearing checking accounts              (175)          (286)          (461)           221            (79)           142

   Time deposits
     In denominations under $100,000              1,692         (1,532)           160          5,075           (247)         4,828
     In denominations over $100,000                 426           (730)          (304)         1,904            (82)         1,822

   Miscellaneous short-term borrowings            2,740           (325)         2,415             36           (233)          (197)

   Long-term borrowings                            (525)           113           (412)         1,049            208          1,257
                                          -------------  -------------  -------------  -------------  -------------  -------------
 Total interest expense                           4,140         (3,138)         1,002          8,529           (498)         8,031
                                          -------------  -------------  -------------  -------------  -------------  -------------
 INCREASE (DECREASE) IN
   INTEREST DIFFERENTIALS                 $       3,721  $        (288) $       3,433  $       4,097  $        (722) $       3,375
                                          -------------  -------------  -------------  -------------  -------------  -------------

(1) The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 1999, 1998 and 1997. The changes in volume represent "changes in volume times the old rate". The changes in rate represent "changes in rate times old volume". The changes in rate/volume were also calculated by "change in rate times change in volume" and allocated consistently based upon the relative absolute values of the changes in volume and changes in rate.

(2) Tax exempt income was converted to a fully taxable equivalent basis at a 34 percent tax rate for 1999, 1998 and 1997. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983, included the TEFRA adjustment applicable to nondeductible interest expense.



                                                      ANALYSIS OF SECURITIES
                                                     (in thousands of dollars)

 The amortized  cost and the fair value of securities as of December 31, 1999, 1998 and 1997 were as follows:

                                                           1999                        1998                        1997
                                                --------------------------  --------------------------  --------------------------
                                                 Amortized        Fair       Amortized        Fair       Amortized        Fair
                                                    Cost          Value         Cost          Value         Cost          Value
                                                ------------  ------------  ------------  ------------  ------------  ------------
 Securities available for sale:
   U.S. Treasury securities                     $     35,133  $     34,614  $     38,938  $     39,521  $     28,833  $     29,286
   U.S. Government agencies and corporations           6,693         6,313         1,990         2,030           100           100
   Mortgage-backed securities                        196,245       192,569       225,741       225,914        52,746        53,309
   State and municipal securities                     35,432        32,714        56,924        59,112         1,787         1,904
   Other debt securities                               5,862         5,211         1,005         1,081             0             0
                                                ------------  ------------  ------------  ------------  ------------  ------------
 Total debt securities available for sale       $    279,365  $    271,421  $    324,598  $    327,658  $     83,466  $     84,599
                                                ------------  ------------  ------------  ------------  ------------  ------------

 Securities held to maturity:
   U.S. Treasury securities                     $          0  $          0  $          0  $          0  $     21,170  $     21,501
   U.S. Government agencies and corporations               0             0             0             0         2,176         2,246
   Mortgage-backed securities                              0             0             0             0       116,788       117,185
   State and municipal securities                          0             0             0             0        22,418        24,044
   Other debt securities                                   0             0             0             0         1,007         1,103
                                                ------------  ------------  ------------  ------------  ------------  ------------
 Total debt securities held to maturity         $          0  $          0  $          0  $          0  $    163,559  $    166,079
                                                ------------  ------------  ------------  ------------  ------------  ------------





                                                  ANALYSIS OF SECURITIES (cont.)
                                                   (Fully Tax Equivalent Basis)
                                                     (in thousands of dollars)

      The weighted average yields (1) and maturity distribution (2) for debt securities portfolio at December 31, 1999, were as follows:


                                                                                        After One      After Five
                                                                           Within          Year           Years          Over
                                                                            One           Within       Within Ten         Ten
                                                                            Year        Five Years        Years          Years
                                                                        -------------  -------------  -------------  -------------

Securities available for sale:

U.S. Treasury securities
   Book value                                                           $           0  $      35,133  $           0  $           0
   Yield                                                                                        6.37

 Government agencies and corporations
   Book value                                                                       0          9,805              0              0
   Yield                                                                                        5.95

 Mortgage-backed securities
   Book value                                                                   1,053          5,371         91,007         98,552
   Yield                                                                         6.73           6.11           6.96           7.19

 State and municipal securities subdivisions
   Book value                                                                       9             99          1,379         34,207
   Yield                                                                         6.00           6.85           5.09           5.03

 Other debt securities
   Book value                                                                       0              0              0          2,750
   Yield                                                                                                                      8.53
                                                                        -------------  -------------  -------------  -------------
 Total debt securities available for sale:
   Book value                                                           $       1,062  $      50,408  $      92,386  $     135,509
   Yield                                                                         6.72           6.26           6.93           6.67
                                                                        =============  =============  =============  =============


(1) Tax exempt income was converted to a fully taxable  equivalent  basis at a 34% rate.

(2) The maturity distribution of mortgage-backed securities was based upon anticipated payments as computed by using the historic average payment speed from date of issue.

    There were no  investments  in securities of any one issuer that exceeded 10% of stockholders' equity at December 31, 1999.



                                                    ANALYSIS OF LOAN PORTFOLIO
                                                   Analysis of Loans Outstanding
                                                     (in thousands of dollars)

     The Company segregates its loan portfolio into four basic segments: commercial (including agri-business and agricultural loans), real estate mortgages, installment and personal line of credit loans(including credit card loans). The loan portfolio as of December 31, 1999, 1998, 1997, 1996 and 1995 was as follows:


                                                              1999           1998           1997           1996           1995
                                                         -------------  -------------  -------------  -------------  -------------
 Commercial loans:
   Taxable                                               $     419,034  $     343,858  $     269,887  $     226,190  $     192,359
   Tax exempt                                                    3,048          2,867          3,065          3,414          3,636
                                                         -------------  -------------  -------------  -------------  -------------
 Total commercial loans                                        422,082        346,725        272,952        229,604        195,995

 Real estate mortgage loans                                     46,872         60,555         65,368         60,949         55,948

 Installment loans                                             146,711        100,196         89,107         71,398         58,175

 Line of credit and credit card loans                           38,233         31,020         31,207         20,314         17,499
                                                         -------------  -------------  -------------  -------------  -------------
   Total loans                                                 653,898        538,496        458,634        382,265        327,617

 Less allowance for loan losses                                  6,522          5,510          5,308          5,306          5,472
                                                         -------------  -------------  -------------  -------------  -------------
   Net loans                                             $     647,376  $     532,986  $     453,326  $     376,959  $     322,145
                                                         =============  =============  =============  =============  =============

     The real estate mortgage loan portfolio included construction loans totaling $4,488, $2,975, $3,089, $1,647 and $1,224 as of
December 31, 1999, 1998, 1997, 1996 and 1995. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.


                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                               Analysis of Loans Outstanding (cont.)
                                                     (in thousands of dollars)

      Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon scheduled maturity of each principal payment. The following table indicates the rate sensitivity of the loan portfolio as of December 31, 1999. The table includes the real estate loans held for sale and assumes these loans will not be sold during the various time horizons.
                                                                                          Line of
                                                                                          Credit
                                                                                            and
                                                             Real                         Credit
                                           Commercial       Estate       Installment       Card           Total         Percent
                                          -------------  -------------  -------------  -------------  -------------  -------------
Immediately adjustable interest rates
   or original maturity of one day        $     226,365  $           0  $           0  $      35,124  $     261,489           40.1%

 Other within one year                           27,561         29,750         44,140          3,109        104,560           16.0

 After one year, within five years              144,775         13,912         99,169              0        257,856           39.4

 Over five years                                 23,052          3,210          3,402              0         29,664            4.5

 Nonaccrual loans                                   329              0              0              0            329            0.0
                                          -------------  -------------  -------------  -------------  -------------  -------------
   Total loans                            $     422,082  $      46,872  $     146,711  $      38,233  $     653,898          100.0%
                                          =============  =============  =============  =============  =============  =============

     A portion of the loans are short-term maturities. At maturity, credits are reviewed, and if renewed, are renewed at rates and conditions that prevail at the time of maturity.

     Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 1999 amounted to $274,124 and $37,778.



                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                                   Review of Nonperforming Loans
                                                     (in thousands of dollars)

      The  following  is a summary of  nonperforming  loans as of December 31, 1999, 1998, 1997, 1996 and 1995.

                                                             1999           1998           1997           1996           1995
                                                         -------------  -------------  -------------  -------------  -------------
PART A - PAST DUE ACCRUING LOANS (90 DAYS OR MORE)

Real estate mortgage loans                               $           0  $           0  $           0  $         126  $         122

Commercial and industrial loans                                     20            159            236             22             69

Loans to individuals for household, family and
  other personal expenditures                                      151             68             69             68             18

Loans to finance agriculture production and
  other loans to farmers                                             0              0              0              0              0
                                                         -------------  -------------  -------------  -------------  -------------
  Total past due loans                                             171            227            305            216            209
                                                         -------------  -------------  -------------  -------------  -------------

PART B - NONACCRUAL LOANS

Real estate mortgage loans                                           0              0            338            155             76

Commercial and industrial loans                                    329              0            720            229            456

Loans to individuals for household, family and
  other personal expenditures                                        0              0              0              0              0

Loans to finance agriculture production and
 other loans to farmers                                              0              0              0              0              0
                                                         -------------  -------------  -------------  -------------  -------------
  Total nonaccrual loans                                           329              0          1,058            384            532
                                                         -------------  -------------  -------------  -------------  -------------
PART C - TROUBLED DEBT RESTRUCTURED LOANS                        1,179          1,281          1,377          1,284          1,432
                                                         -------------  -------------  -------------  -------------  -------------
Total nonperforming loans                                $       1,679  $       1,508  $       2,740  $       1,884  $       2,173
                                                         =============  =============  =============  =============  =============

     Nonearning assets of the Company include nonaccrual loans (as indicated above), nonaccrual investments, other real estate and repossessions, which amounted to $422 at December 31, 1999.

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

PART B - NONPERFORMING LOANS

     When a loan is classified as a nonaccrual loan, interest on the loan is no longer accrued and all accrued interest receivable is charged off. It is the policy of the Bank that all loans for which the collateral is insufficient to cover all principal and accrued interest will be reclassified as nonperforming loans to the extent they are unsecured, on or before the date when the loan becomes 90 days delinquent. Thereafter, interest is recognized and included in income only when received.

     As of December 31, 1999, there were $329,000 of loans on nonaccrual status, including a $246,000 loan classified as impaired.

PART C - TROUBLED DEBT RESTRUCTURED LOANS

     Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

     Loans renegotiated as troubled debt restructurings totaled $1,179,000 as of December 31, 1999. Interest income of $95,000 was recognized in 1999. Had these loans been performing under the original contract terms, an additional $22,000 would have been reflected in interest income during 1999. The Company is not committed to lend additional funds to debtors whose loans have been modified.

PART D - OTHER NONPERFORMING ASSETS

     Management is of the opinion that there are no significant foreseeable losses relating to substandard or nonperforming assets, except as discussed above in Part B - Nonperforming Loans and Part C - Troubled Debt Restructured Loans.

PART E - LOAN CONCENTRATIONS

     There were no loan concentrations within industries which exceeded ten percent of total assets. It is estimated that over 90% of all the Bank's commercial, industrial, agri-business and agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its basic trade area.

Basis For Determining Allowance For Loan Losses:


     Management is responsible for determining the adequacy of the allowance for loan losses. This responsibility is fulfilled by management in the following ways:

     1. Management reviews the larger individual loans (primarily in the commercial loan portfolio) for unfavorable collectability factors and assesses the requirement for specific reserves on such credits. For those loans not subject to specific reviews, management reviews previous loan loss experience to establish historical ratios and trends in charge-offs by loan category. The ratios of net charge-offs to particular types of loans enable management to estimate charge-offs in future periods by loan category and thereby establish appropriate reserves for loans not specifically reviewed.

     2. Management reviews the current economic conditions of its lending market to determine the effects on loan charge-offs by loan category, in addition to the effects on the loan portfolio as a whole.

     3. Management reviews delinquent loan reports to determine risk of loan charge-offs. High delinquencies are generally indicative of an increase in future loan charge-offs.

     Based upon these policies and objectives, $1,310,000, $480,000 and $269,000 were charged to the provision for loan losses and added to the allowance for loan losses in 1999, 1998 and 1997.

     The allocation of the allowance for loan losses to the various lending areas is performed by management in relation to perceived exposure to loss in the various loan portfolios. However, the allowance for loan losses is available in its entirety to absorb losses in any particular loan category.



                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                                       Summary of Loan Loss
                                                     (in thousands of dollars)

      The  following  is a summary of the loan loss  experience  for the years ended December 31, 1999, 1998, 1997,

                                                              1999           1998           1997           1996           1995
                                                         -------------  -------------  -------------  -------------  -------------

Amount of loans outstanding, December 31,                $     653,898  $     538,496  $     458,634  $     382,265  $     327,617
                                                         =============  =============  =============  =============  =============

Average daily loans outstanding during the year
  ended December 31,                                     $     605,170  $     489,336  $     414,033  $     352,811  $     309,241
                                                         =============  =============  =============  =============  =============

Allowance for loan losses, January 1,                    $       5,510  $       5,308  $       5,306  $       5,472  $       4,866
                                                         -------------  -------------  -------------  -------------  -------------

Loans charged-off
  Commercial                                                       147              9             99            171            137
  Real estate                                                        6              0             33              0             48
  Installment                                                      252            329            190            158            112
  Credit cards and personal credit lines                            30             78             37             39             58
                                                         -------------  -------------  -------------  -------------  -------------
Total loans charged-off                                            435            416            359            368            355
                                                         -------------  -------------  -------------  -------------  -------------

Recoveries of loans previously charged-off
  Commercial                                                        10             44             18             12             26
  Real estate                                                        0              0              0              0              0
  Installment                                                      114             86             66             54             63
  Credit cards and personal credit lines                            13              8              8             16              6
                                                         -------------  -------------  -------------  -------------  -------------
Total recoveries                                                   137            138             92             82             95
                                                         -------------  -------------  -------------  -------------  -------------

Net loans charged-off                                              298            278            267            286            260
Purchase loan adjustment                                             0              0              0              0            746
Provision for loan loss charged to expense                       1,310            480            269            120            120
                                                         -------------  -------------  -------------  -------------  -------------

  Balance, December 31,                                  $       6,522  $       5,510  $       5,308  $       5,306  $       5,472
                                                         =============  =============  =============  =============  =============

Ratio of net charge-offs during the period to
  average daily loans outstanding
  Commercial                                                      0.02%         (0.01)%         0.02%          0.03%          0.03%
  Real estate                                                     0.00           0.00           0.01           0.01           0.01
  Installment                                                     0.02           0.05           0.03           0.00           0.02
  Credit cards and personal credit lines                          0.01           0.02           0.01           0.04           0.02
                                                         -------------  -------------  -------------  -------------  -------------

Total                                                             0.05%          0.06%          0.07%          0.08%          0.08%
                                                         =============  =============  =============  =============  =============

Ratio of allowance for loan losses to
  Nonperforming assets                                          368.06%        258.20%        176.99%        204.31%        192.20%
                                                         =============  =============  =============  =============  =============



                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                              Allocation of Allowance for Loan Losses
                                                     (in thousands of dollars)

      The  following  is a summary  of the  allocation  for loan  losses as of December 31, 1999, 1998, 1997, 1996 and 1995.


                                                           1999                        1998                        1997
                                                --------------------------  --------------------------  --------------------------
                                                  Allowance     Loans as      Allowance     Loans as      Allowance     Loans as
                                                     For       Percentage        For       Percentage        For       Percentage
                                                    Loan        of Gross        Loan        of Gross        Loan        of Gross
                                                   Losses         Loans        Losses         Loans        Losses         Loans
                                                ------------  ------------  ------------  ------------  ------------  ------------
 Allocated allowance for loan losses
   Commercial                                   $      4,750         64.55% $      1,647         64.39% $      1,341         59.52%
   Real estate                                           120          7.17           130         11.24           131         14.25
   Installment                                         1,202         22.43           845         18.61           673         19.43
   Credit cards and personal credit lines                185          5.85           130          5.76           103          6.80
                                                ------------  ------------  ------------  ------------  ------------  ------------

 Total allocated allowance for loan losses             6,257        100.00%        2,752        100.00%        2,248        100.00%
                                                              ============                ============                ============

 Unallocated allowance for loan losses                   265                       2,758                       3,060
                                                ------------                ------------                ------------

 Total allowance for loan losses                $      6,522                $      5,510                $      5,308
                                                ============                ============                ============


                                                           1996                        1995
                                                --------------------------  --------------------------
                                                  Allowance     Loans as      Allowance     Loans as
                                                     For       Percentage        For       Percentage
                                                    Loan        of Gross        Loan        of Gross
                                                   Losses         Loans        Losses         Loans
                                                ------------  ------------  ------------  ------------
 Allocated allowance for loan losses
   Commercial                                   $      1,213         60.07% $        811         59.82%
   Real estate                                           123         15.94           112         17.08
   Installment                                           530         18.68           376         17.76
   Credit cards and personal credit lines                151          5.31           112          5.34
                                                ------------  ------------  ------------  ------------

 Total allocated allowance for loan losses             2,017        100.00%        1,411        100.00%
                                                              ============                ============

 Unallocated allowance for loan losses                 3,289                       4,061
                                                ------------                ------------

 Total allowance for loan losses                $      5,306                $      5,472
                                                ============                ============

     In 1999, the Company reviewed and revised the allocation process for the Allowance for Loan Losses. These changes primarily effected the allocations as they pertain to the commercial loans classified in the Company's internal watch list. These changes also brought the Company's methodology into closer conformity with regulatory guidance. The Company continues to review the allocation process and the documentation for the Allowance for Loan Losses, therefore future changes may occur.


                                                       ANALYSIS OF DEPOSITS
                                                     (in thousands of dollars)

      The average daily deposits for the years ended  December 31, 1999,  1998 and 1997, and the average rates paid on those deposits are summarized in the following table:


                                                      1999                          1998                          1997
                                          ----------------------------  ----------------------------  ----------------------------
                                             Average        Average        Average        Average        Average        Average
                                              Daily          Rate           Daily          Rate           Daily          Rate
                                             Balance         Paid          Balance         Paid          Balance         Paid
                                          -------------  -------------  -------------  -------------  -------------  -------------

 Demand deposits                          $     120,808           0.00% $      98,957           0.00% $      77,276           0.00%

 Savings accounts:
   Regular savings                               54,562           1.71         55,299           2.41         45,278           2.54
   Interest bearing checking                     56,304           1.53         65,895           2.01         55,063           2.14

 Time deposits:
   Deposits of $100,000 or more                 150,182           5.30        142,589           5.80        109,759           5.87
   Other time deposits                          359,700           4.84        326,123           5.28        230,171           5.39
                                          -------------  -------------  -------------  -------------  -------------  -------------

 Total deposits                           $     741,556           3.66% $     688,863           4.09% $     517,547           4.09%
                                          =============  =============  =============  =============  =============  =============

     As of December 31, 1999, time certificates of deposit in denominations of $100,000 or more will mature as follows:

 Within three months                      $      59,825

 Over three months, within six months            26,184

 Over six months, within twelve months           30,096

 Over twelve months                               9,814
                                          -------------
 Total time certificates of deposit in
   denominations of $100,000 or more      $     125,919
                                          =============

                      QUALITATIVE MARKET RISK DISCLOSURE

     Management's market risk disclosure appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report to Shareholders and is incorporated herein by reference in response to this item. The Company's primary market risk exposure is interest rate risk. The Company does not have a material exposure to foreign currency exchange rate risk, does not own any derivative financial instruments and does not maintain a trading portfolio.

                       RETURN ON EQUITY AND OTHER RATIOS

     The rates of return on average daily assets and stockholders' equity, the dividend payout ratio, and the average daily stockholders' equity to average daily assets for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                             1999         1998         1997
                                         -----------  -----------  -----------

Percent of net income to:
  Average daily total assets                    0.84%        0.89%        1.10%

  Average daily stockholders' equity           15.08        15.57        16.81

Percentage of dividends declared per
  common share to basic earnings per
  weighted average number of common
  shares outstanding (5,813,984 shares
  in 1999, 5,813,984 shares in 1998
  and 5,813,162 shares in 1997)                30.77        24.26        23.08

Percentage of average daily
  stockholders' equity to average
  daily total assets                            5.58         5.74         6.51

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

                                             1999         1998         1997
                                         -----------  -----------  -----------


Outstanding at year end                  $   121,374  $   110,163  $    65,467

Approximate average interest rate at
  year end                                      4.75%        4.78%        4.90%

Highest amount outstanding as of any
  month end during the year              $   143,353  $    10,163  $    98,917

Approximate average outstanding
  during the year                        $   120,950  $    84,157  $    83,732

Approximate average interest rate
  during the year                               4.76%        5.19%        5.45%


     Securities sold under agreement to repurchase include fixed rate, term transactions initiated by the investment department of the Bank, as well as corporate sweep accounts.

ITEM 2. PROPERTIES
------------------

     The Company conducts its operations from the following locations:

Branches/Headquarters
Main/Headquarters       202 E. Center St.             Warsaw          IN
Warsaw Drive-up         East Center St.               Warsaw          IN
Akron                   102 East Rochester            Akron           IN
Argos                   100 North Michigan            Argos           IN
Bremen                  1600 Indiana State Road 331   Bremen          IN
Columbia City           601 Countryside Dr.           Columbia City   IN
Concord                 4202 Elkhart Road             Goshen          IN
Cromwell                111 North Jefferson St.       Cromwell        IN
Elkhart Beardsley       864 East Beardsley St.        Elkhart         IN
Elkhart East            22050 State Road 120          Elkhart         IN
Elkhart Hubbard Hill    58404 State Road 19           Elkhart         IN
Elkhart Northwest       1208 N. Nappanee St.          Elkhart         IN
Fort Wayne North        302 East DuPont Rd.           Fort Wayne      IN
Goshen Downtown         102 North Main St.            Goshen          IN
Goshen South            2513 South Main St.           Goshen          IN
Granger                 12830 State Road 23           Granger         IN
Greentown               520 W. Main                   Greentown       IN
Huntington              1501 N. Jefferson St.         Huntington      IN
Kendallville Downtown   113 N. Main St.               Kendallville    IN
Kendallville East       631 Proffessional Way         Kendallville    IN
LaGrange                901 South Detroit             LaGrange        IN
Ligonier Downtown       222 S. Calvin St.             Ligonier        IN
Ligonier South          1470 U.S. Highway 33 South    Ligonier        IN
Logansport              3900 Highway 24 East          Logansport      IN
Medaryville             Main St.                      Medaryville     IN
Mentone                 202 East Main St.             Mentone         IN
Middlebury              712 Wayne Ave.                Middlebury      IN
Milford                 Indiana State Road 15 North   Milford         IN
Mishawaka               5015 N. Main St.              Mishawaka       IN
Nappanee                202 West Market St.           Nappanee        IN
North Webster           644 North Main St.            North Webster   IN
Peru                    2 N. Broadway                 Peru            IN
Pierceton               202 South First St.           Pierceton       IN
Plymouth                862 E. Jefferson St.          Plymouth        IN
Roann                   110 Chippewa St.              Roann           IN
Rochester               507 East 9th St.              Rochester       IN
Shipshewana             895 North Van Buren St.       Shipshewana     IN
Silver Lake             102 Main St.                  Silver Lake     IN
Syracuse                502 South Huntington          Syracuse        IN
Wabash North            1004 North Cass St.           Wabash          IN
Wabash South            1940 South Wabash St.         Wabash          IN
Warsaw East             3601 Commerce Dr.             Warsaw          IN
Warsaw West             1221 West lake St.            Warsaw          IN
Winona Lake             99 Chestnut St.               Winona Lake     IN

     The Company leases from third parties, the real estate and buildings for its offices in Akron and Milford. In addition, the Company leases the real estate for its Wabash North office and its freestanding ATMs. All the other branch facilities are owned by the Company. The Company also owns parking lots in downtown Warsaw for the use and convenience of Company employees and customers, as well as leasehold improvements, equipment, furniture and fixtures necessary to operate the banking facilities.

     In addition, the Company owns buildings at 110 South High St., Warsaw, Indiana, and 114-118 East Market St., Warsaw, Indiana, which it uses for various offices, a building at 113 East Market St., Warsaw, Indiana, which it uses for office and computer facilities, a building at 109 South Buffalo St., Warsaw, Indiana, which it uses for employee training and undeveloped real estate at 10429 Illinois Rd., Fort Wayne, Indiana, which it currently intends to use for a branch facility in the future. The Company also leases from third parties facilities in Warsaw, Indiana, for the storage of supplies and in Elkhart, Indiana, for computer facilities.

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

     No matter was submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
------------------------------------------------------------------------------

     Information relating to the principal market for and the prices of the Company's common stock, and information as to dividends are contained under the caption "Stock and Dividend Information" in the 1999 Annual Report to Shareholders and are incorporated herein by reference. On December 31, 1999, the Company had approximately 1,850 shareholders of record, including those employees who participate in the Company's 401(K) plan.

     On January 15, 1997, the Company sold 20,000 shares of authorized but previously unissued common stock for $15.50 per share (split adjusted).

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

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
     A five year consolidated financial summary, containing the required selected financial data, appears under the caption "Selected Financial Data" on page 7 in the 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 27 - 31 in the 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     Quantitative and qualitative disclosures about market risk appear under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 27 - 31 in the 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The following consolidated financial statements appear in the 1999 Annual Report to Shareholders and are incorporated herein by reference.

Consolidated Balance Sheets at December 31, 1999 and 1998.

Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997. Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997. Notes to Consolidated Financial Statements.

Report of Independent Auditors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------------

     Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     The information appearing in the definitive Proxy Statement dated March 15, 2000, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The information appearing in the definitive Proxy Statement dated March 15, 2000, is incorporated herein by reference in response to this item. The sections in the Proxy Statement marked "Report of the Compensation Committee on Executive Compensation" and "Stock Price Performance" are furnished for the information of the Commission and are not deemed to be "filed" as part of the Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The information appearing in the definitive Proxy Statement dated March 15, 2000, is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The information appearing in the definitive Proxy Statement dated March 15, 2000, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

     (a) The documents listed below are filed as a part of this report:

     (1)      Financial Statements.
              ---------------------
     The following financial statements appear in the 1999 Annual Report to Shareholders and are specifically incorporated by reference under Item 8 of this Form 10-K, or are a part of this Form 10-K, as indicated and at the pages set forth below.

                                                            Reference
                                                            ---------
                                                                   1999 Annual
                                                       Form 10-K      Report
                                                       ---------   -----------
Consolidated Balance Sheets at December 31,
  1999 and 1998.                                                        9
Consolidated Statements of Income for the
  years ended December 31, 1999, 1998 and 1997.                         10
Consolidated Statements of Changes in
  Stockholders' Equity for the years ended
  December 31, 1999, 1998 and 1997.                                     11
Consolidated Statements of Cash Flows for the
  years ended December 31, 1999, 1998 and 1997.                         12
Notes to Consolidated Financial Statements.                             13-25
Report of Independent Auditors.                                         26

     (2) Financial Statement Schedules.
         ------------------------------
         N/A

     (3) Schedule of Exhibits.
         ---------------------
     The Exhibit Index, which immediately follows the signature pages to this Form 10-K is incorporated by reference.

     (b) Reports on Form 8-K.
         --------------------
     The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1999.

     (c) Exhibits.
         ---------
     The exhibits required to be filed with this Form 10-K are included with this Form 10-K and are located immediately following the Exhibit Index to this Form 10-K.

     (d) Financial Data Schedule.
         ------------------------
     See Exhibit 27

                                  SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LAKELAND FINANCIAL CORPORATION



Date: March 14, 2000                        By R. Douglas Grant
                                              (R. Douglas Grant) Chairman

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 14, 2000                        Michael L. Kubacki
                                           (Michael L. Kubacki) Principal
                                            Executive Officer and Director

Date: March 14, 2000                        Terry M. White
                                           (Terry M. White)Principal Financial
                                            and Accounting Officer

Date: March 14, 2000                        R. Douglas Grant
                                           (R. Douglas Grant) Director


Date: March 14, 2000                        Anna K. Duffin
                                           (Anna K. Duffin) Director


Date: March 14, 2000                        Eddie Creighton
                                           (Eddie Creighton) Director


Date: March 14, 2000                        L. Craig Fulmer
                                           (L. Craig Fulmer) Director


Date: March 14, 2000
                                           (Jerry L. Helvey) Director

Date: March 14, 2000                        Allan J. Ludwig
                                           (Allan J. Ludwig) Director



Date: March 14, 2000
                                           (Charles E. Niemier) Director

Date: March 14, 2000                        Richard L. Pletcher
                                           (Richard L. Pletcher) Director


Date: March 14, 2000
                                           (Terry L. Tucker) Director

Date: March 14, 2000                        M. Scott Welch
                                           (M. Scott Welch) Director


Date: March 14, 2000                        G.L. White
                                           (G.L. White) Director

                        LAKELAND FINANCIAL CORPORATION
                                 EXHIBIT INDEX
                                      TO
                          ANNUAL REPORT ON FORM 10-K

                                                  Incorporated
                                                   Herein by           Filed
Exhibit No.           Description                 Reference to        Herewith
----------- ----------------------------- --------------------------- --------

   3.1      Amended and Restated          Exhibit 4.1 to the
            Articles of Incorporation of  Company's Form S-8 filed
            Lakeland Financial            with the Commission on
            Corporation                   April 15, 1998

   3.2      Bylaws of Lakeland            Exhibit 3(ii) to the
            Financial Corporation         Company's Form 10-Q
                                          for the quarter ended June
                                          30, 1996

    13      Annual Report to                                             X
            Shareholders

  10.1      Lakeland Financial            Exhibit 4.3 to the
            Corporation 1997 Share        Company's Form S-8 filed
            Incentive Plan                with the Commission on
                                          April 15, 1998

    21      Subsidiaries                                                 X

    27      Financial Data Schedules                                     X

                                  EXHIBIT 13

1999 Report to Shareholders with Report of Independent Auditors.

                                  EXHIBIT 21

                                 Subsidiaries
                                 ------------

1. Lake City Bank, Warsaw, Indiana, a banking corporation organized under the laws of the State of Indiana.

2. Lakeland Capital Trust, a statutory business trust formed under Delaware law.

3. LCB Investments Limited, a subsidiary of Lake City Bank formed under the laws of Bermuda to manage a portion of the Bank's investment portfolio.