Form 10-Q
period 2000-03-31
LAKELAND FINANCIAL CORP
filed 2000-05-11
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

                                YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                                   Outstanding at May 2, 2000
Common Stock, No Par Value                                   5,788,992

                        LAKELAND FINANCIAL CORPORATION

                          Form 10-Q Quarterly Report

                               Table of Contents

                                    PART I.

                                                           Page Number
Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . .  1
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . 13


                                   PART II.

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 29
Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . 29
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . 29
Item 4.  Submission of Matters to a Vote of Security Holders  . . . 29
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . 29
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 29

Form 10-Q Signature Page  . . . . . . . . . . . . . . . . . . . . . 30





                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                            As of March 31, 2000 and December 31, 1999
                                                          (in thousands)

                                                           (Page 1 of 2)

                                                                                                          March 31,   December 31,
                                                                                                            2000         1999
                                                                                                         -----------  -----------
                                                                                                                (Unaudited)
ASSETS Cash and cash equivalents:

  Cash and due from banks                                                                                $    58,956  $    59,321
  Short-term investments                                                                                         922        3,783
                                                                                                         -----------  -----------
     Total cash and cash equivalents                                                                          59,878       63,104

Securities available-for-sale:
  U. S. Treasury and government agency securities                                                             37,729       34,614
  Mortgage-backed securities                                                                                 196,132      192,569
  State and municipal securities                                                                              33,411       32,714
  Other debt securities                                                                                       11,439       11,524
                                                                                                         -----------  -----------
     Total securities available-for-sale
     (carried at fair value)                                                                                 278,711      271,421

Real estate mortgages held-for-sale                                                                              656          862

Loans:
  Total loans                                                                                                661,389      653,898
  Less: Allowance for loan losses                                                                              6,654        6,522
                                                                                                         -----------  -----------
     Net loans                                                                                               654,735      647,376

Land, premises and equipment, net                                                                             27,450       27,808
Accrued income receivable                                                                                      6,140        5,420
Intangible assets                                                                                             10,298       10,522
Other assets                                                                                                  14,373       13,330
                                                                                                         -----------  -----------
     Total assets                                                                                        $ 1,052,241  $ 1,039,843
                                                                                                         ===========  ===========

                                                            (Continued)




                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                            As of March 31, 2000 and December 31, 1999
                                                          (in thousands)

                                                           (Page 2 of 2)

                                                                                                          March 31,   December 31,
                                                                                                            2000         1999
                                                                                                         -----------  -----------
                                                                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:

  Noninterest bearing deposits                                                                           $   148,919  $   136,595
  Interest bearing deposits                                                                                  645,090      611,648
                                                                                                         -----------  -----------
     Total deposits                                                                                          794,009      748,243

Short-term borrowings:
  Federal funds purchased                                                                                      2,720       15,000
  U.S. Treasury demand notes                                                                                     875        4,000
  Securities sold under agreements
    to repurchase                                                                                            110,109      121,374
  Other borrowings                                                                                            45,000       55,000
                                                                                                         -----------  -----------
     Total short-term borrowings                                                                             158,704      195,374
Accrued expenses payable                                                                                       6,776        4,760
Other liabilities                                                                                              1,747        1,535
Long-term borrowings                                                                                          16,463       16,473
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                                                           19,271       19,264
                                                                                                         -----------  -----------
     Total liabilities                                                                                       996,970      985,649

STOCKHOLDERS' EQUITY
Common stock: No par value, 90,000,000 shares authorized, 5,813,984 shares issued and 5,788,992 outstanding as of March 31, 2000, and 5,813,984 shares issued and 5,792,182

  outstanding at December 31, 1999                                                                             1,453        1,453
Additional paid-in capital                                                                                     8,537        8,537
Retained earnings                                                                                             50,870       49,422
Accumulated other comprehensive income/(loss)                                                                 (5,111)      (4,797)
Treasury stock, at cost                                                                                         (478)        (421)
                                                                                                         -----------  -----------
     Total stockholders' equity                                                                               55,271       54,194
                                                                                                         -----------  -----------

     Total liabilities and stockholders' equity                                                          $ 1,052,241  $ 1,039,843
                                                                                                         ===========  ===========

The accompanying  notes are an integral part of these  consolidated  financial statements.


                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                        For the Three Months Ended March 31, 2000 and 1999

                                                            (Unaudited)

                                                           (Page 1 of 2)


                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                         ------------------------
                                                                                                            2000         1999
                                                                                                         -----------  -----------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans: Taxable                                                                      $    14,377  $    11,565
                            Tax exempt                                                                            45           44
                                                                                                         -----------  -----------
   Total loan income                                                                                          14,422       11,609
Short-term investments                                                                                            58          137

Securities:
 U.S. Treasury and government agency securities                                                                  729          604
 Mortgage-backed securities                                                                                    3,079        3,242
 State and municipal securities                                                                                  446          753
 Other debt securities                                                                                           101           71
                                                                                                         -----------  -----------
   Total interest and dividend income                                                                         18,835       16,416

INTEREST EXPENSE
-----------------
Interest on deposits                                                                                           7,439        6,729
Interest on short-term borrowings                                                                              2,276        1,510
Interest on long-term debt                                                                                       681          731
                                                                                                         -----------  -----------
   Total interest expense                                                                                     10,396        8,970
                                                                                                         -----------  -----------
NET INTEREST INCOME                                                                                            8,439        7,446
-------------------
Provision for loan losses                                                                                        215          225
                                                                                                         -----------  -----------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                                                                      8,224        7,221
-------------------------                                                                                -----------  -----------

NONINTEREST INCOME
------------------
Trust and brokerage fees                                                                                         551          418
Service charges on deposits                                                                                    1,078        1,013
Other income (net)                                                                                               803          682
Net gains on the sale of real estate mortgages held-for-sale                                                     130          460
Net securities gains                                                                                               0          451
                                                                                                         -----------  -----------
   Total noninterest income                                                                                    2,562        3,024

NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                                                                                 4,029        3,801
Occupancy and equipment expense                                                                                1,289        1,272
Other expense                                                                                                  2,303        2,068
                                                                                                         -----------  -----------
   Total noninterest expense                                                                                   7,621        7,141

                                                            (Continued)






                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                        For the Three Months Ended March 31, 2000 and 1999

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                         ------------------------
                                                                                                            2000         1999
                                                                                                         -----------  -----------

INCOME BEFORE INCOME TAX EXPENSE                                                                               3,165        3,104
----------------------------------

Income tax expense                                                                                               963        1,034
                                                                                                         -----------  -----------

NET INCOME                                                                                               $     2,202  $     2,070
----------                                                                                               ===========  ===========

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                                                                 5,813,984    5,813,984

BASIC EARNINGS PER COMMON SHARE                                                                          $      0.38  $      0.36
-------------------------------                                                                          ===========  ===========

DILUTED EARNINGS PER COMMON SHARE                                                                        $      0.38  $      0.36
---------------------------------                                                                        ===========  ===========

The accompanying  notes are an integral part of these  consolidated  financial statements.


                                                  LAKELAND FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        For the Three Months Ended March 31, 2000 and 1999
                                                          (in thousands)

                                                            (unaudited)

                                                                                          For the Three Months Ended
                                                                                                   March 31,
                                                                               --------------------------------------------------
                                                                                         2000                      1999
                                                                               -----------------------   ------------------------
Common Stock

  Balance at beginning of the period                                           $     1,453               $     1,453
                                                                               -----------               -----------
  Balance at end of the period                                                       1,453                     1,453

Paid-in Capital

  Balance at beginning of the period                                                 8,537                     8,537
                                                                               -----------               -----------
  Balance at end of the period                                                       8,537                     8,537

Retained Earnings

  Balance at beginning of the period                                                49,422                    43,652
  Net Income                                                                         2,202  $     2,202        2,070  $     2,070
  Cash dividends declared ($.13 and $.11
    per share)                                                                        (754)                     (598)
                                                                               -----------               -----------
  Balance at end of the period                                                      50,870                    45,124

Accumulated Other Comprehensive Income/(Loss)
  Balance at beginning of the period                                                (4,797)                    1,848
  Unrealized gain (loss) on available-for-
    sale securities arising during the period                                         (314)                     (901)
  Reclassification adjustments for
    accumulated (gains) losses included
    in net income                                                                        0                      (273)
                                                                               -----------               -----------
  Other comprehensive income/(loss)
    (net of taxes of $[206] and $[770])                                               (314)        (314)      (1,174)      (1,174)
                                                                               -----------  -----------  -----------  -----------
  Total comprehensive income                                                                $     1,888               $       896
  Balance at end of the period                                                      (5,111) ===========          674  ===========

Treasury Stock

  Balance at beginning of the period                                                  (421)                     (334)
  Acquisition of treasury stock                                                        (57)                      (45)
                                                                               -----------               -----------
  Balance at end of the period                                                        (478)                     (379)
                                                                               -----------               -----------
Total Stockholders' Equity                                                     $    55,271               $    55,409
                                                                               ===========               ===========

The accompanying  notes are an integral part of these  consolidated  financial statements.


                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the Three Months Ended March 31, 2000 and 1999
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)

                                                                                                            2000         1999
                                                                                                         -----------  -----------
Cash flows from operating activities:

  Net income                                                                                             $     2,202  $     2,070
                                                                                                         -----------  -----------
Adjustments to reconcile net income to net cash from operating activites:

  Depreciation                                                                                                   605          579
  Provision for loan losses                                                                                      215          225
  Amortization of intangible assets                                                                              231          239
  Amortization of mortgage servicing rights                                                                       62           82
  Loans originated for sale                                                                                   (5,379)     (14,799)
  Net gain on sale of loans                                                                                     (130)        (460)
  Proceeds from sale of loans                                                                                  5,649       18,342
  Net loss on sale of premises and equipment                                                                       7           13
  Net gain on sale of securities available-for-sale                                                                0         (451)
  Net securities amortization                                                                                    267          611
  Increase in taxes payable                                                                                      117          776
  Increase in income receivable                                                                                 (720)        (322)
  Increase (decrease) in accrued expenses payable                                                              2,213           (2)
  Increase in other assets                                                                                    (1,147)        (239)
  Increase (decrease) in other liabilities                                                                       212          (56)
                                                                                                         -----------  -----------
     Total adjustments                                                                                         2,202        4,538
                                                                                                         -----------  -----------
        Net cash from operating activities                                                                     4,404        6,608
                                                                                                         -----------  -----------
Cash flows from investing activities:

  Proceeds from sales of securities available-for-sale                                                             0        6,645
  Proceeds from maturities and calls of securities available-for-sale                                         10,556       21,669
  Purchases of securities available-for-sale                                                                 (18,633)      (9,858)
  Net increase in total loans                                                                                 (7,574)     (30,652)
  Proceeds from sales of land, premises and equipment                                                              0           50
  Purchases of land, premises and equipment                                                                     (254)      (1,205)
                                                                                                         -----------  -----------
        Net cash from investing activities                                                                   (15,905)     (13,351)
                                                                                                         -----------  -----------
                                                            (Continued)



                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the Three Months Ended March 31, 2000 and 1999
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                                                            2000         1999
                                                                                                         -----------  -----------
Cash flows from financing activities:

  Net increase (decrease) in total deposits                                                              $    45,766  $   (11,920)
  Proceeds from short-term borrowings                                                                      5,289,199    4,339,734
  Payments on short-term borrowings                                                                       (5,325,869)  (4,346,914)
  Proceeds from long-term borrowings                                                                               0          111
  Payments on long-term borrowings                                                                               (10)          (6)
  Dividends declared                                                                                            (754)        (598)
  Purchase of treasury stock                                                                                     (57)         (45)
                                                                                                         -----------  -----------
        Net cash from financing activities                                                                     8,275      (19,638)
                                                                                                         -----------  -----------
  Net increase (decrease) in cash and cash equivalents                                                        (3,226)     (26,381)

Cash and cash equivalents at beginning of the period                                                          63,104       61,508
                                                                                                          -----------  ----------
Cash and cash equivalents at end of the period                                                           $    59,878  $    35,127
                                                                                                         ===========  ===========
Cash paid during the period for:

  Interest                                                                                               $     9,400  $     9,074
                                                                                                         ===========  ===========
  Income taxes                                                                                           $       247  $       241
                                                                                                         ===========  ===========
Loans transferred to other real estate                                                                   $         0  $         0
                                                                                                         ===========  ===========

The accompanying  notes are an integral part of these  consolidated  financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000

                                  (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This report is filed for Lakeland Financial Corporation (the Company) and its wholly owned subsidiaries, Lake City Bank (the Bank) and Lakeland Capital Trust (Lakeland Trust). All significant inter-company balances and transactions have been eliminated in consolidation.

         The condensed consolidated financial statements have been prepared by the Company, without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate and do not make the information presented misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report to stockholders and Form 10-K. In preparing financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported and the disclosures provided. Results for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the results for interim periods are reflected in the quarterly statements.

         The Company formed Lakeland Trust on July 24, 1997. Lakeland Trust issued $20 million of 9% Cumulative Trust Preferred Securities (Preferred Securities). The Preferred Securities issued by Lakeland Trust are presented as a separate line item as long-term debt in the consolidated balance sheets of the Company. They securities are captioned "Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures". The Company records distributions payable on the Preferred Securities as an expense in its consolidated statements of income.

         LCB Investments Limited was formed on September 30, 1999 and began operation on November 1, 1999. This is a single purpose, wholly-owned subsidiary of the Bank. Its principal office is in Bermuda, and it was formed to manage a portion of the securities portfolio of the Bank.

NOTE 2.  EARNINGS PER SHARE

         Basic earnings per common share is based upon weighted-average common shares outstanding. Diluted earnings per common share shows the dilutive effect of additional common shares issueable.

         The common shares outstanding for the stockholders' equity section of the consolidated balance sheet at March 31, 2000 reflects the acquisition of 24,992 shares of Company common stock to offset a liability for a directors' deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

         A reconciliation of the numerators and denominators of the basic earnings per common share and the diluted earnings per common share for the periods ended March 31, 2000 and 1999 follows. All amounts are in thousands except share data.

                                        For the three months ended March 31,
                                       --------------------------------------
                                              2000                1999
                                       ------------------  ------------------
Basic earnings per common share
  Net income                           $            2,202  $            2,070

  Weighted-average common

     shares outstanding                         5,813,984           5,813,984

    Basic earnings per
      common share                     $              .38  $              .36

Diluted earnings per common share

 Net income                            $            2,202  $            2,070

  Weighted-average common
    shares outstanding for
    basic earnings per
    common share                                5,813,984           5,813,984

  Add: dilutive effect
    of assumed exercises
    of stock options                                    0                   2

  Average common shares
    and dilutive potential
    common shares                               5,813,984           5,813,986

    Diluted earnings per
      common share                     $              .38  $              .36

Stock options for 382,870 and 301,343 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2000 and 1999 because they were antidilutive.

NOTE 3.  STOCK OPTIONS

         The Lakeland Financial Corporation 1997 Share Incentive Plan reserves 600,000 shares of common stock for which Incentive Share Options (ISO) and Non-Qualified Share Options (NQSO) may be granted to employees of the Company and its subsidiaries, and NQSOs which may be granted to directors of the Company. Most options granted under this plan were issued for 10-year periods with full vesting five years from the date the option was granted. Information about options granted, exercised and forfeited during 2000 follows:

                      Number                   Risk-       Stock       Fair
                         of      Exercise      Free        Price     Value of
                      Options      Price       Rate     Volatility    Grants
                     ---------  ----------  ----------  ----------  ----------

Outstanding 1/1/00     290,270

Granted 2/8/00          98,150  $    15.13        6.73%      44.00% $     5.46

Exercised                    0

Forfeited                5,550

Outstanding 3/31/00    382,870

         The fair values of the options were estimated using an expected life of 5 years and expected dividends of $.13 per quarter. There were 16,500 options exercisable as of March 31, 2000.

         The Company accounts for the stock options under APB 25. Statement of Financial Accounting Standards (SFAS) No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based compensation. The following pro forma information presents net income, basic earnings per common share and diluted earnings per common share had the fair value method been used to measure compensation cost for stock option plans. No compensation cost was actually recognized for stock options in 2000 or 1999.

                                        For the three months ended March 31,
                                      ----------------------------------------
                                             2000                  1999
                                      ------------------    ------------------

Net income as reported                $            2,202    $            2,070
Pro forma net income                  $            2,099    $            1,968

Basic earnings per common
  share as reported                   $              .38    $              .36
Diluted earnings per
  common share as reported            $              .38    $              .36

Pro forma basic earnings
  per common share                    $              .36    $              .34
Pro forma diluted earnings
  per common share                    $              .36    $              .34

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                                March 31, 2000

OVERVIEW

        Lakeland Financial Corporation (the "Company") is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 44 offices in 15 counties in northern Indiana.

        The Company earned $2,202,000 for the first quarter of 2000, an increase of 6.4 percent over the same quarter last year.

         Over the past five years, total Company assets have more than doubled, from $513,287,000 at March 31, 1995, to $1,052,241,000 at March 31,
2000. This increase of $539,954,000 or 105.0 percent, which equates to a 15.4 percent annual compounded growth rate was accomplished through continued growth in existing markets with de-novo branch activity, growth in the existing network of offices and acquisitions. Stockholders' equity has increased from $31,859,000 to $55,271,000 for the same time period. This is an increase of $23,412,000 or 73.5 percent, which equates to an 11.6 percent annual compounded growth rate. Net income for the three months ended March 31, 1995, compared to the net income for the same period of 2000, increased $896,000 or 68.6 percent from $1,306,000 to $2,202,000. From March 31, 1995, to March 31, 2000,  the number of Lake City Bank offices  increased from 26 to
44. The capital for this growth has been provided through results of operation, issuance of trust preferred securities and existing capital. It should be noted that historical rates of growth may not be indicative of growth in future periods.

FINANCIAL CONDITION

Assets

         Total assets of the Company were $1,052,241,000 as of March 31, 2000. This was an increase of $12,398,000 or 1.2 percent from $1,039,843,000 reported at December 31, 1999. Total loans were $661,389,000 at March 31, 2000. This was an increase of $7,491,000 or 1.2 percent from the December 31, 1999 balance. Total securities increased $7,290,000 or 2.7 percent to $278,711,000 as of March 31, 2000, from $271,421,000 at December 31, 1999.
Earning assets increased to $939,166,000 at March 31, 2000. This was an increase of $15,724,000 or 1.7 percent from the December 31, 1999, total of $923,442,000.

Funding

         Total deposits and securities sold under agreements to repurchase (repurchase agreements) consist of funds generated within the Company's primary market area. At March 31, 2000, this funding totaled $904,118,000. This represented a $34,501,000 or 4.0 percent increase from December 31, 1999. The increase was primarily in time deposits, which increased $22,861,000 or
4.6 percent from the balance at December 31, 1999, and noninterest-bearing demand accounts, which increased $12,324,000 or 9.0 percent. Interest-bearing demand accounts also increased $10,580,000 or 9.4 percent from the balance at December 31, 1999, and repurchase agreements decreased $11,265,000 or 9.3 percent. The repurchase agreements are a combination of fixed rate contracts and variable rate corporate cash management accounts.

         In addition to these local funding sources, the Company borrows through the Treasury, Tax and Loan program, through federal fund lines with correspondent banks and through advances from the Federal Home Loan Bank of Indianapolis (FHLB). Including these non-local sources, funding totaled $969,176,000 at March 31, 2000. This was a $9,086,000 or 0.9 percent increase from $960,090,000 reported at December 31, 1999.

Earning Assets

         On an average daily basis, total earning assets increased 6.4 percent for the three-month period ended March 31, 2000, as compared to the same period in 1999. On an average daily basis, total deposits and purchased funds increased 7.6 percent for the three-month period ended March 31, 2000, as compared to the same period in 1999.

Investment Portfolio

         The Company's investment portfolio consists of U.S. Treasuries, Agencies, mortgage-backed securities, municipal bonds, trust preferred securities and corporate debt. During 2000, new investments continued to be in U.S. Treasuries and mortgage-backed securities. At March 31, 2000, and December 31, 1999, the Company's investment in mortgage-backed securities comprised approximately 70.4 and 70.9 percent of total securities. The composition of this portfolio is primarily CMOs and mortgage pools issued by GNMA, FNMA and FHLMC, which are directly or indirectly guaranteed by the federal government. At March 31, 2000, the securities in the available-for-sale portfolio had a four year average life and a potential for approximately 10 percent price depreciation should rates move up 300 basis points. If rates were to move down 300 basis points, the average life would be three years with approximately 8 percent price appreciation possible. As of March 31, 2000, all mortgage-backed securities were performing in a manner consistent with management's original expectations.

         The Company's available-for-sale portfolio is managed with consideration given to factors such as the Company's capital levels, growth prospects, asset/liability structure and liquidity needs. At March 31, 2000, the available-for-sale portfolio constituted 100.0 percent of the total security portfolio. During the first three months of 2000, purchases for the available-for-sale portfolio were $18,633,000 and there were no sales. At March 31, 2000, the net after-tax unrealized loss in the available-for-sale portfolio included in stockholders' equity was $5,111,000, a increase of $314,000 from the unrealized loss of $4,797,000 included in stockholders' equity at December 31, 1999. Future investment activity is difficult to predict, as it is dependent upon loan and deposit trends and other factors.

Loans

         Total loans increased $7,491,000 or 1.2 percent to $661,389,000 as of March 31, 2000, from $653,898,000 at December 31, 1999. Loan growth is net of loans reclassified to other real estate and loans sold. The Company continues to experience good loan demand. Commercial loans at March 31, 2000, increased $8,400,000 or 2.0 percent from the level at December 31, 1999. Retail loans at March 31, 2000, decreased $2,377,000 or 1.3 percent from December 31, 1999. This decrease was largely in indirect consumer loans with a decrease of $3,160,000 or 3.7 percent from December 31, 1999. Real estate loans (excluding mortgages held-for-sale) increased $1,468,000 or 3.1 percent from December 31, 1999. The real estate loan portfolio is impacted by secondary market activity, which is a function of current interest rates and economic conditions. As interest rates have gradually risen since the middle of last year, the level of refinancings have declined. During 2000, the Company sold mortgages totaling $5,585,000 into the secondary market as compared to $17,882,000 during the same period in 1999. During these same two periods, loans originated for sale totaled $5,379,000 and $14,799,000. As a part of the
Community Reinvestment Act commitment to making real estate financing available to a variety of customers, the Company continues to originate non-conforming loans that are held to maturity or prepayment.

         The Company had 65.1 percent of its loans concentrated in commercial loans at March 31, 2000, and 64.6 percent at December 31, 1999. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by adjusting its pricing to the perceived risk of each individual credit, and by diversifying the portfolio by customer, product, industry and geography. Customer diversification is accomplished through an administrative loan limit of $8,500,000. Based upon state banking regulations, the Bank's legal loan limit at March 31, 2000, was approximately $11,161,000. Product diversification is accomplished by offering a wide variety of financing options. Management reviews the loan portfolio to ensure loans are diversified by industry. The loans in the portfolios are distributed throughout the Company's principal trade area, which encompasses fifteen counties in Indiana.

         Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower, because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the original terms of the loan. Loans renegotiated as troubled debt restructurings totaled $1,152,000 at March 31, 2000, as compared to $1,179,000 at December 31, 1999. The loans classified as troubled debt restructurings at March 31, 2000 were performing in accordance with the modified terms.

         For the first three months of 2000, deposits increased faster than loans. During this three-month period, loans increased $7,491,000 or 1.2 percent. Commercial loan demand continues to be good, while consumer loan demand has weakened. Demand accounts, which are noninterest-bearing, increased $12,324,000 or 9.0 percent during the first three months of 2000, and other transaction accounts increased $10,580,000 during the same period. During the quarter, time deposits increased by $22,861,000 or 4.6 percent. The Company's loan to deposit ratio amounted to 83.3 percent at March 31, 2000, which is a decrease from 87.4 percent at year-end 1999.

Market Risk

         The Company's primary market risk exposure is interest rate risk. The Company does not have a material exposure to foreign currency exchange risk, does not own any derivative financial instruments and does not maintain a trading portfolio. The Company, through its Asset/Liability Committee (ALCO), manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit ALCO needs. This computer simulation analysis measures the net interest income impact of a 300 basis point change in interest rates during the next 12 months. If the change in net interest income is less than 3 percent of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At March 31, 2000, the Company's potential pretax exposure was within the Company's policy limit. This policy was last reviewed and approved by the Board of Directors in May, 2000.

         The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities. Additionally the Company's historical prepayment experience is included in cash flows for residential and home equity loans and for mortgage-backed securities. For core deposits such as demand deposits, interest-bearing checking, savings and money market deposits that have no contractual maturity, the table presents principal cash flows based upon management's judgment and statistical analysis. Weighted-average variable rates are the rates in effect at the reporting date.


                                                QUANTITATIVE MARKET RISK DISCLOSURE

                                                            Principal/Notional Amount Maturing in:
                                                                      (Dollars in thousands)                             Fair
                                         ----------------------------------------------------------------------------    Value
                                           Year 1     Year 2     Year 3     Year 4     Year 5   Thereafter    Total     3/31/00
                                         ---------  ---------  ---------  ---------  ---------  ----------  ---------  ----------
Rate sensitive assets:
  Fixed interest rate loans              $  71,939  $  56,972  $  48,323  $  70,531  $  65,981  $   27,733  $ 341,479  $  336,998
  Average interest rate                       8.80%      8.70%      8.77%      8.17%      8.05%       7.98%      8.43%
  Variable interest rate loans           $ 279,187  $   1,656  $   1,475  $   1,372  $   1,207  $   35,668  $ 320,567  $  320,866
  Average interest rate                       9.33%     10.45%     10.22%     10.23%     10.81%       9.14%      9.33%
  Fixed interest rate securities         $  16,999  $  47,505  $  29,065  $  24,434     21,680  $  143,528  $ 283,212  $  274,837
  Average interest rate                       6.55%      5.75%      6.45%      6.33%      6.54%       6.31%      6.26%
  Variable interest rate securities      $     358  $     364  $     371  $     378  $     385  $    2,107  $   3,962  $    3,875
  Average interest rate                       6.89%      7.20%      7.18%      7.16%      7.15%       7.10%      7.11%
  Other interest-bearing assets          $     922  $       0  $       0  $       0  $       0  $        0  $     922  $      938
  Average interest rate                       6.00%                                                              6.00%
Rate sensitive liabilities:
  Non-interest bearing checking          $   7,744  $   6,910  $   1,251  $   1,191  $   1,742  $  130,081  $  48,919  $  148,919
  Average interest rate
  Savings & interest bearing checking    $   9,427  $   8,511  $   7,559  $   6,866  $   5,505  $   85,842  $ 123,709  $  123,709
  Average interest rate                       1.63%      1.63%      1.63%      1.63%      1.63%       1.69%      1.67%
  Time deposits                            282,848  $  62,699  $  62,676  $  57,469  $  54,098  $    1,591  $ 521,380  $  520,003
  Average interest rate                       5.61%      5.84%      5.01%      4.88%      4.89%       5.55%      5.41%
  Fixed interest rate borrowings         $ 103,704  $  20,000  $       0  $   1,463  $       0  $   19,271  $ 144,438  $  147,781
  Average interest rate                       5.03%      5.70%      0.00%      6.15%      0.00%       9.00%      5.67%
  Variable interest rate borrowings      $  50,000  $       0  $       0  $       0  $       0  $        0  $  50,000  $   50,000
  Average interest rate                       6.13%      0.00%      0.00%      0.00%      0.00%       0.00%      6.13%

Borrowings

     The Company is a member of the FHLB of Indianapolis. Membership has enabled the Company to participate in the housing programs sponsored by the FHLB, thereby enhancing the Company's ability to offer additional programs throughout its trade area. The Company's Board of Directors has authorized borrowings of up to $100 million under the FHLB program. As of March 31, 2000, the borrowings from the FHLB totaled $61,349,000. The maturities of these borrowings are: $10,000,000 due June 20, 2000, $10,000,000 due July 19, 2000,
$10,000,000 due July 31, 2000, $15,000,000 due August 15, 2000, $5,000,000 due
April 28, 2000,  $10,000,000  due December 28, 2001,  $1,300,000  due June 24,
2003,  and $49,000  with annual  payments  maturing on January 15,  2018.  All borrowings are collateralized by residential real estate mortgages and mortgage-backed securities. Membership in the FHLB requires an equity investment in FHLB stock. The amount required is computed annually, and is based upon a formula that considers the Company's total investment in residential real estate loans, mortgage-backed securities and any FHLB advances outstanding at year-end. The Company's investment in FHLB stock at March 31, 2000, was $3,568,000.

Capital and Stockholders' Equity

         The Federal Deposit Insurance Corporation's (FDIC) risk based capital regulations require that all banks maintain an 8.0 percent total risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0 percent Tier I leverage capital ratio, a 6.0 percent Tier I risk based capital ratio and a 10.0 percent total risk based capital ratio. As of March 31, 2000, the Bank's ratios were 6.7 percent, 9.3 percent and 10.2 percent, excluding the SFAS No. 115 adjustment. The ratios reported at December 31, 1999 were 6.7 percent, 9.1 percent and 10.0 percent and ratios reported at March 31, 1999 were 6.4 percent, 9.5 percent and 10.7 percent. The ratios include the maximum amount of the trust preferred securities allowed by regulations. All ratios continue to be above "well capitalized" levels.

         Total stockholders' equity increased $1,077,000 or 2.0 percent from December 31, 1999, to $55,271,000 at March 31, 2000. Net income of $2,202,000, less dividends of $754,000, less the decrease in the accumulated other comprehensive income of $314,000, less $57,000 for the cost of treasury stock acquired, comprised this increase.

RESULTS OF OPERATIONS

Net Income

         Net income increased to $2,202,000 for the first three months of 2000, an increase of $132,000 from the $2,070,000 recorded over the same period in 1999. Basic earnings per share for the first three months of 2000 were $.38 per share, which was an increase over the $.36 per share for the first three months of 1999. Diluted earnings per share reflect the potential dilutive impact of stock options granted under an employee stock option plan approved by the stockholders in April, 1998. The stock options did not have a significant impact on earnings per share as diluted earnings per share were the same as basic earnings per share for the three-month period ended March 31, 2000.

Net Interest Income

         The net effect of all factors affecting total interest and dividend income and total interest expense was to increase net interest income. For the three-month period ended March 31, 2000, net interest income totaled
$8,439,000, an increase of 13.3 percent or $993,000 over the first three months of 1999. This increase occurred in part because of the efforts to improve the loan to deposit ratio during 1999, which management plans to continue during 2000. This increase also occurred in part because of the gradual rise in interest rates, which began during the last half of 1999 and continued during the first quarter of 2000.

         For the three-month period ended March 31, 2000, total interest and dividend income increased $2,419,000 or 14.7 percent to $18,835,000, from $16,416,000 during the same three months of 1999. Daily average earning assets for the first quarter of 2000 increased to $936,900,000, a 6.4 percent increase over the same period in 1999. The tax equivalent yield on average earning assets increased by 45 basis points for the three-month period ended March 31, 2000, when compared to the same period of 1999.

         The increase in the yield of 45 basis points on average earning assets reflected increases in the yields on both loans and securities caused by the rising rate environment. The yield on securities is historically lower than the yield on loans, and decreasing the ratio of securities to total earning assets will normally raise the yield on earning assets. The ratio of average daily securities to average earning assets for the first quarter of 2000 was 29.1 percent compared to 36.5 percent for the same period of 1999. In addition, the overall tax equivalent yield on loans increased 20 basis points when comparing the three-month periods ended March 31, 2000 and 1999. The yield on securities increased 40 basis points when comparing the same periods.

        The average daily loan balances for the first three months of 2000 increased 20.4 percent over the average daily loan balances for the same period of 1999. The loan growth since the first quarter of 1999 was primarily funded by securities sales and maturities and partially by increases in deposits and borrowings. The increase in loan interest income of $2,813,000 or
24.2 percent for the first three months of 2000 as compared to the first three months of 1999, primarily resulted from this loan growth, as well as an increase in the yields.

        Income from securities totaled $4,355,000 for the first three months of 2000, a decrease of $315,000 or 6.8 percent over the amount for the same period of 1999. This decrease was the result of the decrease in the average daily balances of securities year to year. The average daily balances of securities for the three-month period ended March 31, 2000 decreased $48,191,000 when compared to the same period of the prior year.

         Income from short-term investments amounted to $58,000 for the three-month period ended March 31, 2000. This compares to $137,000 for the same period in 1999. The decrease of $79,000 when comparing the three-month periods resulted from a decrease of $6,961,000 or 59.7 percent in the average balance of short-term investments.

         Total interest expense increased $1,426,000 or 15.9 percent to $10,396,000 for the three-month period ended March 31, 2000, from $8,970,000 for the first quarter of 1999. This was a result of the overall growth of deposits in existing offices, changes in the deposit mix and a 27 basis point increase in the Company's daily cost of funds. On an average daily basis, total deposits (including demand deposits) increased 4.2 percent for the three-month period ended March 31, 2000, as compared to the similar period in 1999. When comparing the same periods, the average daily balances of the demand deposit accounts rose $17,423,000, while the average daily balances of savings and transaction accounts combined increased $5,169,000. The average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $8,083,000 for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. These deposit trends are the result of management's efforts to grow relationship type accounts such as demand deposit and Investors' Weekly accounts, which pay a lower rate of interest compared to time deposit accounts and better match the characteristics of the assets being generated. Management plans to continue these efforts during 2000. Average daily balances of borrowings increased $36,755,000 for the three-month period ended March 31, 2000 compared to the same period of 1999 and the rate on borrowings increased 74 basis points comparing the same periods. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 7.6 percent for the three-month period ended March 31, 2000, as compared to the three-month period ended March 31, 1999.

Provision for Loan Losses

         The Company maintains the allowance for loan losses at a level that is deemed appropriate based upon loan loss experience, the nature of the portfolio, the growth of the portfolio and the evaluation of current economic conditions. Special consideration is given to watch list loans, non-performing loans and non-accrual loans, as well as other factors that management feels deserve recognition. The Company maintains a quarterly loan review program designed to provide reasonable assurance that the allowance is maintained at an appropriate level and that changes in the status of loans are reflected in the financial statements in a timely manner. The adherence to this policy may result in fluctuations in the provision for loan losses. Consequently, the increase in net interest income before provision for loan losses, discussed above, may not necessarily flow through to the net interest income after provision for loan losses.

         The provision amounted to $215,000 and $225,000 for the three-month periods ended March 31, 2000 and 1999. These provisions reflected the size of the loan portfolio and consideration of the levels of past due accruing loans (90 days or more) and non-accrual loans over the same periods. These levels of non-performing loans reflect both the general economic conditions that have promoted growth and expansion in the Company's trade area during the last several years, and a credit risk management strategy that promotes diversification.

         As of March 31, 2000, loans delinquent 90 days or more and were included in the accompanying financial statements as accrual loans totaled approximately $86,000. At March 31, 2000, there were loans totaling $239,000 on non-accrual. At December 31, 1999, there were $171,000 in loans delinquent 90 days or more included as accruing loans in the financial statements and there were $329,000 on non-accrual.

         The ratio of the allowance for loan losses to total loans was 1.01 percent for March 31, 2000 and 1.00 percent for both December 31, 1999 and March 31, 1999. These ratios are based on management's analysis of the adequacy of the allowance.

         As part of the loan review process, management reviews all loans classified as `special mention' or below. As well as other loans that might warrant application of SFAS No. 114 as amended by SFAS No. 118, `Accounting by Creditors for Impairment of a Loan'. As of March 31, 2000, loan balances totaling $1,009,000 were classified as impaired and as of December 31, 1999, $246,000 were classified as impaired.

         Following is a summary of the loan loss experience for the three months ended March 31, 2000, and the year ended December 31, 1999.

                                                    March 31,    December 31,
                                                       2000         1999
                                                  -------------  -------------
                                                        (in thousands)

Amount of loans outstanding                       $     661,389  $     653,898
                                                  -------------  -------------
Average daily loans outstanding for
  the period                                      $     659,365  $     642,307
                                                  -------------  -------------

Allowance for loan losses at the
  beginning of the period                         $       6,522  $       5,510

Charge-offs

 Commercial                                                   0            147
 Real estate                                                  0              6
 Installment                                                126            252
 Credit card and personal credit lines                       11             30
                                                  -------------  -------------
    Total charge-offs                                       137            435

Recoveries

 Commercial                                                  26             10
 Real estate                                                  0              0
 Installment                                                 27            114
 Credit card and personal credit lines                        1             13
                                                  -------------  -------------
    Total recoveries                                         54            137
                                                  -------------  -------------
Net charge-offs                                              83            298

Provision charged to expense                                215          1,310
                                                  -------------  -------------
Allowance for loan losses at the end of
 the period                                       $       6,654  $       6,522
                                                  =============  =============

Ratio of annualized net charge-offs during the period to average daily loans during the period:

 Commercial                                               (0.02)%         0.02%
 Real estate                                               0.00%          0.00%
 Installment                                               0.06%          0.03%
 Credit card and personal credit lines                     0.01%          0.00%
                                                  -------------  -------------
 Total                                                     0.05%          0.05%
                                                  =============  =============

         Net  interest   income  after   provision  for  loan  losses  totaled
$8,224,000 for the three-month period ended March 31, 2000. This represented an increase of 13.9 percent over the same period ended March 31, 1999.

Noninterest Income

         Total noninterest income decreased $462,000 or 15.3 percent to $2,562,000 for the three-month period ended March 31, 2000, from $3,024,000 recorded for the three-month period ended March 31, 1999. While fee income increased substantially during the first quarter, noninterest income for the quarter declined principally because of the decline in mortgage loan sale activity due to rising rates and securities gains realized during the first quarter of 1999.

         Trust and brokerage fees, which represent basic recurring service fee income, increased $133,000 or 31.8 percent to $551,000 for the three-month period ended March 31, 2000, as compared to $418,000 for the first three months of 1999. Trust and brokerage both had strong increases over last year. Trust fees increased 28.4 percent comparing the first quarter of 2000 to the same period of 1999. This increase was primarily in testamentary trusts and employee benefit plans. Brokerage fees increased 39.5 percent comparing the first quarter of 2000 to the same period of 1999. This increase was the result of increased volume from customer acceptance of the product.

         Service charges on deposit accounts increased 6.4 percent or $65,000 during the three-month period ended March 31, 2000, totaling $1,078,000, as compared to the same period in 1999.

         Other income consists of normal recurring fee income, as well as other income that management classifies as non-recurring. Other income increased $121,000 or 17.7 percent to $803,000 for the three-month period ended March 31, 2000, as compared to the same period in 1999. The primary increases were in insurance income and mortgage servicing fees.

         The profits from the sale of mortgages during the three-month period ended March 31, 2000, totaled $130,000, as compared to $460,000 during the same period in 1999. This decrease reflected a decrease in the volume of mortgages sold during the first three months of 2000, as compared to the sales during the first three months of 1999. This decrease in volume was a result of the rising rate environment, which began in the last half of 1999. Management expects this trend to continue.

         There were no net investment securities gains (losses) for the three-month period ended March 31, 2000, compared to $451,000 for the three-month period ended March 31, 1999.

Noninterest Expense

         Noninterest expense increased $480,000 or 6.7 percent to $7,621,000 for the three-month period ended March 31, 2000, as compared to the first three months of 1999.

         For the three months ended March 31, 2000, salaries and employee benefits increased to $4,029,000, a $228,000 increase or 6.0 percent as compared to the first three months of 1999. This increase reflected normal salary increases and higher employee insurance premiums. Total employees increased to 478 at March 31, 2000, from 474 at March 31, 1999. The slight increase in total employees was primarily the result of the opening of the Company's first office in Ft. Wayne, Indiana.

         For the three-month period ended March 31, 2000, occupancy and equipment expenses were $1,289,000, a $17,000 or 1.3 percent increase from the same period one year ago. The growth in these expenses has begun to moderate with the completion of the Year 2000 project and the completion of a major technology upgrade.

         For the three-month period ended March 31, 2000, other expenses totaled $2,303,000 as compared to $2,068,000 during the same period in 1999. This was an increase of 11.4 percent or $235,000. When comparing the three-month period ended March 31, 2000 to the same period of 1999, a significant increase was noted in professional fees (up $102,000 or 70.6 percent). This increase was primarily due to non-recurring expenses related to employee benefit plans.

Income Before Income Tax Expense

         Income before income tax expense increased $61,000 or 2.0 percent to $3,165,000 for the first three months of 2000, as compared to $3,104,000 for the same period in 1999. This was due primarily to the increase in net interest income.

Income Tax Expense

         Income tax expense decreased to $963,000 for the first three months of 2000, as compared to $1,034,000 for the same period in 1999. This was a $71,000 or 6.9 percent decrease.

         The combined state franchise tax expense and the federal income tax expense as a percentage of income before income tax expense decreased to 30.4 percent during the first three months of 2000, as compared to 33.3 percent during the same period in 1999. Currently the state franchise tax rate is 8.5 percent and is a deductible expense for computing federal income tax.

YEAR 2000

        The Company had a successful Year 2000 and leap year rollover. At this point, the Company has not experienced any Year 2000 issues as a result of the rollover, and is not aware of any customers that have experienced any material Year 2000 issues. This success can be attributed to the two years of planning and preparation for the Year 2000. Part of the preparation was evaluating, upgrading and/or replacing all hardware, software, and electrical and mechanical equipment that was not year 2000 compliant. Through this evaluation process, systems that were identified as not Year 2000 ready were either upgraded or retired. The Company upgraded 19 systems and retired 23 systems based on the results of the evaluation process. As part of this preparation, the Company contacted all vendors, corporate depositors, and all large corporate lending customers to access their Year 2000 efforts. While the rollover went smoothly, Year 2000 monitoring will continue for much of the year to assure that all potential Year 2000 issues are addressed.

Recent Regulatory Developments

         On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the
"Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

         National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for financial holding companies (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise expressly permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national banks.

         Various bank regulatory agencies have begun issuing regulations as mandated by the Act. The Federal Reserve has issued an interim regulation establishing procedures for bank holding companies to elect to become financial holding companies. In addition, the Federal Reserve has issued interim regulations listing the financial activities permissible for financial holding companies and describing the parameters under which financial holding companies may engage in securities and merchant banking activities. The Federal Deposit Insurance Corporation has issued an interim regulation regarding the parameters under which state nonmember banks may conduct activities through subsidiaries that national banks may conduct only in financial subsidiaries. In addition, all federal bank regulatory agencies have jointly issued a proposed regulation that would implement the privacy provisions of the Act. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Bank has not applied for or received approval to establish financial subsidiaries.

Forward-looking Statements

         When used in this report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, implementation of new technologies, the Company's ability to develop and maintain secure and reliable electronic systems and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                March 31, 2000

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

                                March 31, 2000

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

                                                LAKELAND FINANCIAL CORPORATION
                                                          (Registrant)




Date: May 11, 2000                    /s/Michael L. Kubacki
                                      Michael L. Kubacki - President and Chief
                                      Executive Officer




Date: May 11, 2000                    /s/Terry M. White
                                      Terry M. White -Executive Vice President
                                      and Chief Financial Officer

                                 EXHIBIT INDEX

   Exhibit
     No.       Description                                  Page
   -------     -------------------------------------------  -----

      27       Financial Data Schedule (EDGAR filing only)