Form 10-Q
period 2000-06-30
LAKELAND FINANCIAL CORP
filed 2000-08-11
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

                                YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                                 Outstanding at July 31, 2000
Common Stock, No Par Value                                   5,787,992

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




                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                             As of June 30, 2000 and December 31, 1999
                                                          (in thousands)

                                                           (Page 1 of 2)


                                                                                                           June 30,    December 31,
                                                                                                             2000          1999
                                                                                                          ----------    ----------
                                                                                                                (Unaudited)
ASSETS Cash and cash equivalents:

  Cash and due from banks                                                                                 $   71,546    $   59,321
  Short-term investments                                                                                         244         3,783
                                                                                                          ----------    ----------
     Total cash and cash equivalents                                                                          71,790        63,104

Securities available-for-sale:
  U. S. Treasury and government agency securities                                                             37,743        34,614
  Mortgage-backed securities                                                                                 197,838       192,569
  State and municipal securities                                                                              33,309        32,714
  Other debt securities                                                                                       11,922        11,524
                                                                                                          ----------    ----------
     Total securities available-for-sale
     (carried at fair value)                                                                                 280,812       271,421

Real estate mortgages held-for-sale                                                                              775           862

Loans:
  Total loans                                                                                                678,857       653,898
  Less: Allowance for loan losses                                                                              6,964         6,522
                                                                                                          ----------    ----------
     Net loans                                                                                               671,893       647,376

Land, premises and equipment, net                                                                             26,755        27,808
Accrued income receivable                                                                                      6,141         5,420
Intangible assets                                                                                             10,074        10,522
Other assets                                                                                                  15,080        13,330
                                                                                                          ----------    ----------
     Total assets                                                                                         $1,083,320    $1,039,843
                                                                                                          ==========    ==========

                                                            (Continued)



                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                             As of June 30, 2000 and December 31, 1999
                                                          (in thousands)

                                                           (Page 2 of 2)

                                                                                                           June 30,    December 31,
                                                                                                             2000          1999
                                                                                                          ----------    ----------
                                                                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:

  Noninterest bearing deposits                                                                            $  153,951    $  136,595
  Interest bearing deposits                                                                                  614,146       611,648
                                                                                                          ----------    ----------
     Total deposits                                                                                          768,097       748,243

Short-term borrowings:
  Federal funds purchased                                                                                     41,800        15,000
  U.S. Treasury demand notes                                                                                   2,390         4,000
  Securities sold under agreements
    to repurchase                                                                                            125,759       121,374
  Other borrowings                                                                                            50,000        55,000
                                                                                                          ----------    ----------
     Total short-term borrowings                                                                             219,949       195,374

Accrued expenses payable                                                                                       6,123         4,760
Other liabilities                                                                                              1,704         1,535
Long-term borrowings                                                                                          11,453        16,473
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                                                           19,278        19,264
                                                                                                          ----------    ----------
     Total liabilities                                                                                     1,026,604       985,649

STOCKHOLDERS' EQUITY
Common stock: No par value,  90,000,000  shares  authorized,
  5,813,984 shares issued and 5,788,992  outstanding as of
  June 30, 2000, and 5,813,984  shares  issued and 5,792,182
  outstanding at December 31, 1999                                                                             1,453         1,453
Additional paid-in capital                                                                                     8,537         8,537
Retained earnings                                                                                             52,618        49,422
Accumulated other comprehensive income/(loss)                                                                 (5,414)       (4,797)
Treasury stock, at cost                                                                                         (478)         (421)
                                                                                                          ----------    ----------
     Total stockholders' equity                                                                               56,716        54,194
                                                                                                          ----------    ----------

     Total liabilities and stockholders' equity                                                           $1,083,320    $1,039,843
                                                                                                          ==========    ==========

The accompanying  notes are an integral part of these  consolidated  financial statements.




                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                 For the Three Months and Six Months Ended June 30, 2000, and 1999

                                                            (Unaudited)

                                                           (Page 1 of 2)


                                                                                 Three Months Ended           Six Months Ended
                                                                                      June 30,                    June 30,
                                                                              ------------------------    ------------------------
                                                                                 2000          1999          2000          1999
                                                                              ----------    ----------    ----------    ----------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans: Taxable                                           $   15,162    $   12,614    $   29,539    $   24,179
Tax exempt                                                                            29            45            74            89
                                                                              ----------    ----------    ----------    ----------
Total loan income                                                                 15,191        12,659        29,613        24,268
Short-term investments                                                                85            55           143           192

Securities:
U.S. Treasury and government agency securities                                       734           622         1,463         1,226
Mortgage-backed securities                                                         3,184         2,935         6,263         6,177
State and municipal securities                                                       445           679           891         1,432
Other debt securities                                                                104           125           205           196
                                                                              ----------    ----------    ----------    ----------
Total interest and dividend income                                                19,743        17,075        38,578        33,491

INTEREST EXPENSE
----------------
Interest on deposits                                                               7,655         6,789        15,094        13,518
Interest on short-term borrowings                                                  2,535         1,627         4,811         3,137
Interest on long-term debt                                                           628           710         1,309         1,441
                                                                              ----------    ----------    ----------    ----------
Total interest expense                                                            10,818         9,126        21,214        18,096
                                                                              ----------    ----------    ----------    ----------
NET INTEREST INCOME                                                                8,925         7,949        17,364        15,395
-------------------
Provision for loan losses                                                            400           275           615           500
                                                                              ----------    ----------    ----------    ----------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                                          8,525         7,674        16,749        14,895
-------------------------                                                     ----------    ----------    ----------    ----------

NONINTEREST INCOME
------------------
Trust fees                                                                           505           412         1,056           830
Service charges on deposit accounts                                                1,117         1,080         2,195         2,093
Other income (net)                                                                   804           951         1,607         1,633
Net gains on the sale of real estate mortgages held-for-sale                         108           295           238           755
Net securities gains (losses)                                                          0           408             0           859
                                                                              ----------    ----------    ----------    ----------
Total noninterest income                                                           2,534         3,146         5,096         6,170

NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                                                     3,595         3,900         7,624         7,701
Occupancy and equipment expense                                                    1,300         1,336         2,589         2,608
Other expense                                                                      2,498         2,335         4,801         4,403
                                                                              ----------    ----------    ----------    ----------
Total noninterest expense                                                          7,393         7,571        15,014        14,712

                                                            (Continued)



                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                 For the Three Months and Six Months Ended June 30, 2000, and 1999

                                                            (Unaudited)

                                                           (Page 2 of 2)


                                                                                 Three Months Ended           Six Months Ended
                                                                                      June 30,                    June 30,
                                                                              ------------------------    ------------------------
                                                                                 2000          1999          2000          1999
                                                                              ----------    ----------    ----------    ----------

INCOME BEFORE INCOME TAX EXPENSE                                                   3,666         3,249         6,831         6,353
--------------------------------

Income tax expense                                                                 1,165         1,090         2,128         2,124
                                                                              ----------    ----------    ----------    ----------

NET INCOME                                                                    $    2,501    $    2,159    $    4,703    $    4,229
----------                                                                    ==========    ==========    ==========    ==========

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                                     5,813,984     5,813,984     5,813,984     5,813,984

BASIC EARNINGS PER COMMON SHARE                                               $     0.43    $     0.37    $     0.81    $     0.73
-------------------------------                                               ==========    ==========    ==========    ==========

DILUTED EARNINGS PER SHARE                                                    $     0.43    $     0.37    $     0.81    $     0.73
------------------------------                                                ==========    ==========    ==========    ==========

The accompanying  notes are an integral part of these  consolidated  financial statements.




                                                  LAKELAND FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 For the Three Months and Six Months Ended June 30, 2000 and 1999
                                                          (in thousands)

                                                            (unaudited)

                                                                For the Three Months Ended           For the Six Months Ended
                                                                          June 30                             June 30
                                                            ----------------------------------  ----------------------------------
                                                                  2000              1999              2000              1999
                                                            ----------------  ----------------  ----------------  ----------------
Common Stock

  Balance at beginning of the period                        $ 1,453           $ 1,453           $ 1,453           $ 1,453
                                                            -------           -------           -------           -------
  Balance at end of the period                                1,453             1,453             1,453             1,453

Paid-in Capital

  Balance at beginning of the period                          8,537             8,537             8,537             8,537
                                                            -------           -------           -------           -------
  Balance at end of the period                                8,537             8,537             8,537             8,537

Retained Earnings

  Balance at beginning of the period                         50,870            45,124            49,422            43,652
  Net Income                                                  2,501  $ 2,501    2,159  $ 2,159    4,703  $ 4,703    4,229  $ 4,229
  Cash dividends declared ($.13 and $.11
    per share for 2000 and 1999)                               (753)             (677)           (1,507)           (1,275)
                                                            -------           -------           -------           -------
  Balance at end of the period                               52,618            46,606            52,618            46,606

Accumulated Other Comprehensive Income/(Loss)
  Balance at beginning of the period                         (5,111)              674            (4,797)            1,848
  Unrealized gain (loss) on available-for-
    sale securities arising during the period                  (303)           (2,400)             (617)           (3,307)
  Reclassification adjustments for
    accumulated (gains) losses included
    in net income                                                 0              (246)                0              (513)
                                                            -------           -------           -------           -------
  Other comprehensive income/(loss)(net of taxes
    of $[199], $[1,736], $[405] and $[2,506])                  (303)    (303)  (2,646)  (2,646)    (617)    (617)  (3,820)  (3,820)
                                                            -------  -------  -------  -------  -------  -------  -------  -------
  Total comprehensive income                                         $ 2,198           $  (487)          $ 4,086           $   409
  Balance at end of the period                               (5,414) =======   (1,972) =======   (5,414) =======   (1,972) =======

Treasury Stock

  Balance at beginning of the period                           (478)             (379)             (421)             (334)
  Acquisition of treasury stock                                   0                 0               (57)              (45)
                                                            -------           -------           -------           -------
  Balance at end of the period                                 (478)             (379)             (478)             (379)
                                                            -------           -------           -------           -------
Total Stockholders' Equity                                  $56,716           $54,245           $56,716           $54,245
                                                            =======           =======           =======           =======

The accompanying  notes are an integral part of these  consolidated  financial statements.



                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Six Months Ended June 30, 2000 and 1999
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)

                                                                                                             2000          1999
                                                                                                          ----------    ----------
Cash flows from operating activities:

  Net income                                                                                              $    4,703    $    4,229
                                                                                                          ----------    ----------
Adjustments to reconcile net income to net cash from operating activites:

  Depreciation                                                                                                 1,209         1,172
  Provision for loan losses                                                                                      615           500
  Amortization of intangible assets                                                                              462           479
  Amortization of mortgage servicing rights                                                                      122           145
  Loans originated for sale                                                                                  (10,538)      (30,414)
  Net gain on sale of loans                                                                                     (238)         (755)
  Proceeds from sale of loans                                                                                 10,761        32,469
  Net (gain) loss on sale of premises and equipment                                                              (31)           11
  Net gain on sale of securities available-for-sale                                                                0          (859)
  Net securities amortization                                                                                    520         1,169
  Increase (decrease) in taxes payable                                                                        (1,476)          248
  Increase in income receivable                                                                                 (721)          (90)
  Increase in accrued expenses payable                                                                         3,306           571
  Increase in other assets                                                                                    (1,833)         (136)
  Increase (decrease) in other liabilities                                                                       169          (562)
                                                                                                          ----------    ----------
     Total adjustments                                                                                         2,327         3,948
                                                                                                          ----------    ----------
        Net cash from operating activities                                                                     7,030         8,177
                                                                                                          ----------    ----------
Cash flows from investing activities:

  Proceeds from sales of securities available-for-sale                                                             0        27,692
  Proceeds from maturities and calls of securities available-for-sale                                         20,290        38,950
  Purchases of securities available-for-sale                                                                 (31,223)      (15,592)
  Net increase in total loans                                                                                (25,131)      (80,665)
  Proceeds from sales of land, premises and equipment                                                            400            82
  Purchases of land, premises and equipment                                                                     (525)       (2,297)
                                                                                                          ----------    ----------
        Net cash from investing activities                                                                   (36,189)      (31,830)
                                                                                                          ----------    ----------
                                                            (Continued)


                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Six Months Ended June 30, 2000 and 1999
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                                                             2000          1999
                                                                                                          ----------    ----------
Cash flows from financing activities:

  Net increase (decrease) in total deposits                                                               $   19,854    $  (15,222)
  Proceeds from short-term borrowings                                                                     11,345,065    10,057,137
  Payments on short-term borrowings                                                                      (11,320,490)  (10,019,072)
  Proceeds from long-term borrowings                                                                               0           111
  Payments on long-term borrowings                                                                            (5,020)       (5,016)
  Dividends declared                                                                                          (1,507)       (1,275)
  Purchase of treasury stock                                                                                     (57)          (45)
                                                                                                          ----------    ----------
        Net cash from financing activities                                                                    37,845        16,618
                                                                                                          ----------    ----------
  Net increase (decrease) in cash and cash equivalents                                                         8,686        (7,035)

Cash and cash equivalents at beginning of the period                                                          63,104        61,508
                                                                                                          ----------    ----------
Cash and cash equivalents at end of the period                                                            $   71,790    $   54,473
                                                                                                          ==========    ==========
Cash paid during the period for:

  Interest                                                                                                $   19,940    $   18,584
                                                                                                          ==========    ==========
  Income taxes                                                                                            $    2,222    $    1,858
                                                                                                          ==========    ==========
Loans transferred to other real estate                                                                    $        0    $        0
                                                                                                          ==========    ==========

The accompanying  notes are an integral part of these  consolidated  financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000

                                  (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This report is filed for Lakeland Financial Corporation (the Company) and its wholly owned subsidiaries, Lake City Bank (the Bank) and Lakeland Capital Trust (Lakeland Trust). All significant inter-company balances and transactions have been eliminated in consolidation.

         The condensed consolidated financial statements have been prepared by the Company, without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate and do not make the information presented misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report to stockholders and Form 10-K. In preparing financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported and the disclosures provided. Results for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) which are necessary for a fair statement of the results for interim periods are reflected in the quarterly statements.

         The Company formed Lakeland Trust on July 24, 1997. Lakeland Trust issued $20 million of 9% Cumulative Trust Preferred Securities (Preferred Securities). The Preferred Securities issued by Lakeland Trust are presented as a separate line item as long-term debt in the consolidated balance sheets of the Company. The securities are captioned "Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures". The Company records distributions payable on the Preferred Securities as interest expense in its consolidated statements of income.

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

         The common shares outstanding for the stockholders' equity section of the consolidated balance sheet at June 30, 2000 reflects the acquisition of 24,992 shares of Company common stock to offset a liability for a directors' deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

         A reconciliation of the numerators and denominators of the basic earnings per common share and the diluted earnings per common share for the periods ended June 30, 2000 and 1999 follows. All amounts are in thousands except share data.


                                                  For the three months ended June 30,         For the six months ended June 30,
                                               ----------------------------------------    ---------------------------------------
                                                      2000                  1999                  2000                 1999
                                               ------------------    ------------------    -----------------     -----------------
Basic earnings per common   share
  Net income                                   $            2,501    $            2,159    $           4,703     $           4,229

  Weighted-average common
     shares outstanding                                 5,813,984             5,813,984            5,813,984             5,813,984

    Basic earnings per
      common share                             $              .43    $              .37    $             .81     $             .73

Diluted earnings per common share

 Net income                                    $            2,501    $            2,159    $           4,703     $           4,229

  Weighted-average common
    shares outstanding for
    basic earnings per
    common share                                        5,813,984             5,813,984            5,813,984             5,813,984

  Add: dilutive effect
    of assumed exercises
    of stock options                                            0                    43                  226                    43

  Average common shares
    and dilutive potential
    common shares                                       5,813,984             5,814,027            5,814,210             5,814,027

    Diluted earnings per
      common share                             $              .43    $              .37    $             .81     $             .73

Stock  options  for  447,270  and  301,245  shares  of common  stock  were not considered  in computing  diluted  earnings per common share for June 30, 2000 and 1999 because they were antidilutive.

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

                      Number                   Risk-       Stock       Fair
                         of      Exercise      Free        Price     Value of
                      Options      Price       Rate     Volatility    Grants
                     ---------  ----------  ----------  ----------  ----------

Outstanding 1/1/00     290,270

Granted 2/8/00          98,150  $    15.13        6.73%      44.00% $     5.46
Granted 5/9/00          14,000  $    14.13        6.79%      65.55% $     7.52
Granted 6/13/00         89,500  $    13.50        6.31%      66.77% $     6.37

Exercised                        0

Forfeited                   44,650

Outstanding 6/30/00        447,270

         The fair values of the options were estimated using an expected life of 5 years and expected dividends of $.13 per quarter. There were 16,500 options exercisable as of June 30, 2000.

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

                                 For the three months    For the six months
                                    ended June 30,          ended June 30,
                                ----------------------  ----------------------
                                   2000        1999        2000        1999
                                ----------  ----------  ----------  ----------

Net income as reported          $    2,501  $    2,159  $    4,703  $    4,229
Pro forma net income            $    2,341  $    2,057  $    4,441  $    4,025

Basic earnings per common
  share as reported             $      .43  $      .37  $      .81  $      .73
Diluted earnings per
  common share as reported      $      .43  $      .37  $      .81  $      .73

Pro forma basic earnings
  per common share              $      .40  $      .35  $      .76  $      .69
Pro forma diluted earnings
  per common share              $      .40  $      .35  $      .76  $      .69


NOTE 4. PENSION PLAN CURTAILMENT

         On April 1, 2000 the Lake City Bank Pension Plan was frozen. As a result of this curtailment, a $500,000 gain was recognized in the income statement for the second quarter of 2000. The gain is included in the salaries and employee benefits line of the income statement.

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                                 June 30, 2000

OVERVIEW

         Lakeland Financial Corporation (the "Company") is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 42 offices in 15 counties in northern Indiana. The Company earned $4.7 million for the first six months of 2000, an increase of 11.2% over the same period last year. During the second quarter of this year, earnings were $2.5 million, a 15.8% increase over the $2.2 million earned in the second quarter of 1999. The most substantial impact on earnings came from net interest income, which increased substantially during the first half of the year, as compared to the first six months of 1999. This increase occurred in part because of the efforts to improve the loan to deposit ratio, as well as by the gradual rise in interest rates, beginning in July 1999 and continuing during the first half of 2000.

         Over the past five years, total Company assets have more than doubled, from $533.3 million at June 30, 1995, to $1.083 billion at June 30, 2000. This increase of 103.1%, which equates to a 15.2% annual compounded growth rate, was accomplished through continued growth in existing markets with de-novo branch activity, growth in the existing network of offices and acquisitions. Stockholders' equity has increased from $33.8 million to $56.7 million over the same time period. This is a 67.9% increase, which equates to a 10.9% annual compounded growth rate. Net income for the six months ended June 30, 1995, compared to the net income for the same period of 2000, increased 77.3% from $2.7 million to $4.7 million. From June 30, 1995, to June 30, 2000, the number of Lake City Bank offices increased from 26 to 42. The capital necessary to support this growth has been provided through results of operation, issuance of trust preferred securities and existing capital. It should be noted that historical rates of growth may not be indicative of growth in future periods.

FINANCIAL CONDITION

Assets

         Total assets of the Company were $1.083 billion as of June 30, 2000. This was an increase of $43.5 million or 4.2% from $1.040 billion reported at December 31, 1999. Total loans were $678.9 million at June 30, 2000. This was an increase of $25.0 million or 3.8% from the December 31, 1999 balance. Total securities increased $9.4 million or 3.5% to $280.8 million as of June 30, 2000, from $271.4 million at December 31, 1999. Earning assets increased to $953.7 million at June 30, 2000. This was an increase of $30.3 million or 3.3% from the December 31, 1999, total of $923.4 million.

Funding

         Total deposits and securities sold under agreements to repurchase (repurchase agreements) consist of funds generated within the Company's primary market area. At June 30, 2000, this funding totaled $893.9 million. This represented a $24.2 million or 2.8% increase from December 31, 1999. The increase was primarily in noninterest-bearing demand accounts, which increased $17.4 million or 12.7% from the balance at December 31, 1999, and interest-bearing demand accounts, which increased $12.7 million or 11.2%. Repurchase agreements also increased $4.4 million or 3.6% from the balance at December 31, 1999, and time deposits decreased $10.2 million or 2.0%. The repurchase agreements are a combination of fixed rate contracts and variable rate corporate cash management accounts.

         In addition to these local funding sources, the Company borrows through the Treasury, Tax and Loan program, through federal fund lines with correspondent banks and through advances from the Federal Home Loan Bank of Indianapolis (FHLB). Including these non-local sources, funding totaled $999.5 million at June 30, 2000. This was a $39.4 million or 4.1% increase from $960.1 million reported at December 31, 1999. The primary increase in non-local funding sources was federal fund lines, which are used for short-term funding needs.

Earning Assets

         On an average daily basis, total earning assets increased 6.2% and 6.0% for the six-month and three-month periods ended June 30, 2000, as compared to the same periods in 1999. On an average daily basis, total deposits and purchased funds increased 7.2% and 6.8% for the six-month and three-month periods ended June 30, 2000, as compared to the same periods in 1999.

Investment Portfolio

         The Company's investment portfolio consists of U.S. Treasuries, U.S. Government Agencies, mortgage-backed securities, municipal bonds, trust preferred securities and corporate debt. During 2000, new investments continued to be in U.S. Treasuries, mortgage-backed securities and trust preferred securities. At June 30, 2000, and December 31, 1999, the Company's investment in mortgage-backed securities comprised approximately 70.5% and 70.9% of total securities. The composition of this portfolio is primarily CMOs and mortgage pools issued by GNMA, FNMA and FHLMC, which are directly or indirectly guaranteed by the federal government. At June 30, 2000, the securities in the available-for-sale portfolio had a four year average life and a potential for approximately 10% price depreciation should rates move up 300 basis points. If rates were to move down 300 basis points, the average life would be three years with approximately 7% price appreciation possible. As of June 30, 2000, all mortgage-backed securities were performing in a manner consistent with management's original expectations.

         The Company's available-for-sale portfolio is managed with consideration given to factors such as the Company's capital levels, growth prospects, asset/liability structure and liquidity needs. At June 30, 2000, the available-for-sale portfolio constituted 100.0% of the total security portfolio. During the first six months of 2000, purchases for the available-for-sale portfolio were $31.2 million and there were no sales. At June 30, 2000, the net after-tax unrealized loss in the available-for-sale portfolio included in stockholders' equity was $5.4 million, an increase of $617,000 from the unrealized loss of $4.8 million included in stockholders' equity at December 31, 1999. Future investment activity is difficult to predict, as it is dependent upon loan and deposit trends and other factors.

Loans

         Total loans increased $25.0 million or 3.8% to $678.9 million as of June 30, 2000, from $653.9 million at December 31, 1999. Loan growth is net of loans reclassified to other real estate and loans sold. The Company continues to experience good loan demand. Commercial loans at June 30, 2000, increased $26.9 million or 6.4% from the level at December 31, 1999. Retail loans at June 30, 2000, decreased $4.1 million or 2.2% from December 31, 1999. This decrease was largely in indirect consumer loans with a decrease of $7.4 million or 8.6% from December 31, 1999. Real estate loans (excluding mortgages held-for-sale) increased $2.1 million or 4.6% from December 31, 1999. The real estate loan portfolio is impacted by secondary market activity, which is a function of current interest rates and economic conditions. As interest rates have gradually risen since the middle of last year, the level of refinancings have declined. Through June 30, 2000, the Company sold mortgages totaling $10.6 million into the secondary market as compared to $31.7 million during the same period in 1999. During these same two periods, loans originated for sale totaled $10.5 million and $30.4 million. As a part of the Community Reinvestment Act commitment to making real estate financing available to a variety of customers, the Company continues to originate non-conforming loans that are held to maturity or prepayment.

         The Company had 66.1% of its loans concentrated in commercial loans at June 30, 2000, and 64.6% at December 31, 1999. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by adjusting its pricing to the perceived risk of each individual credit, and by diversifying the portfolio by customer, product, industry and geography. Customer diversification is accomplished through an administrative loan limit of $8.5 million. Based upon state banking regulations, the Bank's legal loan limit at June 30, 2000, was approximately $11.7 million. Product diversification is accomplished by offering a wide variety of financing options. Management reviews the loan portfolio to ensure loans are diversified by industry. The loans in the portfolios are distributed throughout the Company's principal trade area, which encompasses fifteen counties in Indiana.

         Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced and/or other concessions were granted to the borrower, because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the original terms of the loan. Loans renegotiated as troubled debt restructurings totaled $1.1 million at June 30, 2000, as compared to $1.2 million at December 31, 1999. The loans classified as troubled debt restructurings at June 30, 2000 were performing in accordance with the modified terms.

         For the first six months of 2000, loans increased more than deposits. During this six-month period, loans increased $25.0 million or 3.8%. Commercial loan demand continues to be good, while consumer loan demand has weakened. Demand accounts, which are noninterest-bearing, increased $17.4 million or 12.7% during the first six months of 2000, and other transaction accounts increased $12.7 million during the same period. During the first half of this year, time deposits decreased by $10.2 million or 2.0%. The Company's loan to deposit ratio was 88.4% at June 30, 2000, a slight increase from 87.4% at year-end 1999.

Market Risk

         The Company's primary market risk exposure is interest rate risk. The Company does not have a material exposure to foreign currency exchange risk, does not own any derivative financial instruments and does not maintain a trading portfolio. The Company, through its Asset/Liability Committee (ALCO), manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit ALCO needs. This computer simulation analysis measures the net interest income impact of a 300 basis point change in interest rates during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At June 30, 2000, the Company's potential pretax exposure was within the Company's policy limit. This policy was last reviewed and approved by the Board of Directors in May, 2000.

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


                                                QUANTITATIVE MARKET RISK DISCLOSURE

                                                       Principal/Notional Amount Maturing in:
                                                                (Dollars in thousands)                                    Fair
                                          ----------------------------------------------------------------------------    Value
                                            Year 1     Year 2     Year 3     Year 4     Year 5   Thereafter    Total     6/30/00
                                          ---------  ---------  ---------  ---------  ---------  ----------  ---------  ----------
Rate sensitive assets:
  Fixed interest rate loans               $  74,951  $  52,887  $  52,816  $  79,504  $  49,797  $   24,725  $ 334,680  $  334,626
  Average interest rate                        8.91%      8.85%      8.86%      8.14%      8.27%       7.92%      8.54%
  Variable interest rate loans            $ 302,404  $   1,628  $   1,484  $   1,375  $   1,190  $   36,871  $ 344,952  $  345,491
  Average interest rate                        9.82%     10.71%     10.52%     10.49%     10.75%       8.95%      9.74%
  Fixed interest rate securities          $  20,434  $  47,769  $  24,332  $  25,962  $  19,485  $  147,995  $ 285,977  $  277,107
  Average interest rate                        6.59%      5.70%      6.49%      6.27%      6.66%       6.46%      6.34%
  Variable interest rate securities       $     351  $     357  $     364  $     372  $     380  $    1,976  $   3,800  $    3,706
  Average interest rate                        6.69%      7.11%      7.09%      7.07%      7.05%       7.02%      7.01%
  Other interest-bearing assets           $     244  $       0  $       0  $       0  $       0  $        0  $     244  $      244
  Average interest rate                        6.50%      0.00%      0.00%      0.00%      0.00%       0.00%      6.50%
Rate sensitive liabilities:
  Non-interest bearing checking           $   8,005  $   7,144  $   1,293  $   1,232  $   1,801  $  134,476  $ 153,951  $  153,951
  Average interest rate
  Savings & interest bearing checking     $   9,585  $   8,655  $   7,686  $   6,981  $   5,598  $   87,288  $ 125,793  $  125,793
  Average interest rate                        1.97%      1.97%      1.97%      1.97%      1.97%       1.80%      1.85%
  Time deposits                           $ 251,656  $  68,367  $  60,862  $  54,588  $  51,936  $      944  $ 488,353  $  487,765
  Average interest rate                        5.86%      6.07%      5.10%      4.95%      4.97%       5.45%      5.60%
  Fixed interest rate borrowings          $ 161,926  $  18,023  $       0  $   1,453  $       0  $   19,278  $ 200,680  $  207,565
  Average interest rate                        5.55%      5.73%      0.00%      6.15%      0.00%       9.50%      5.95%
  Variable interest rate borrowings       $  50,000  $       0  $       0  $       0  $       0  $        0  $  50,000  $   50,000
  Average interest rate                        5.87%      0.00%      0.00%      0.00%      0.00%       0.00%      5.87%

Borrowings

         The Company is a member of the FHLB of Indianapolis. Membership has enabled the Company to participate in the housing programs sponsored by the FHLB, which enhances the Company's ability to offer additional programs throughout its trade area. The Company's Board of Directors has authorized borrowings of up to $100 million under the FHLB program. As of June 30, 2000, the borrowings from the FHLB totaled $61.3 million. The maturities of these borrowings are: $5.0 million due October 11, 2000, $5.0 million due October 16, 2000, $5.0 million due October 23, 2000, $5.0 million due
October  24, 2000,  $5.0  million  due  October  25, 2000,  $10.0  million due
December 18, 2000, $15.0 million due December 26, 2000, $10.0 million due December 28, 2001, $1.3 million due June 24, 2003, and $49,000 with annual payments maturing on January 15, 2018. All borrowings are collateralized by residential real estate mortgages and mortgage-backed securities. Membership in the FHLB requires an equity investment in FHLB stock. The amount required is computed annually, and is based upon a formula that considers the Company's total investment in residential real estate loans, mortgage-backed securities and any FHLB advances outstanding at year-end. The Company's investment in FHLB stock at June 30, 2000, was $3.6 million.

Capital and Stockholders' Equity

         The Federal Deposit Insurance Corporation's (FDIC) risk based capital regulations require that all banks maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. As of June 30, 2000, the Bank's ratios were 6.7%, 9.2% and 10.2%, excluding the SFAS No. 115 adjustment. The ratios reported at December 31, 1999 were 6.7%, 9.1% and 10.0% and ratios reported at June 30, 1999 were 6.4%, 9.2% and 10.1%. All ratios continue to be above "well capitalized" levels.

         Total stockholders' equity increased $2.5 million or 4.7% from December 31, 1999, to $56.7 million at June 30, 2000. Net income of $4.7 million, less dividends of $1.5 million, less the decrease in the accumulated other comprehensive income of $617,000, less $57,000 for the cost of treasury stock acquired, comprised this increase. The Company has adopted a dividend reinvestment and stock purchase plan, which became available to the Company's shareholders in July, 2000. The purpose of the dividend reinvestment plan is to provide participating shareholders with a simple and convenient method of investing cash dividends paid by the Company on its shares of common stock into additional shares of common stock. All of the Company's shareholders of record are eligible to participate in the plan.

RESULTS OF OPERATIONS

Net Income

         Net income increased to $4.7 million for the first six months of 2000, an increase of $474,000 from the $4.2 million recorded over the same period in 1999. For the three months ended June 30, 2000, net income was $2.5 million as compared to $2.2 million for the three months ended June 30, 1999. Basic earnings per share for the first six months of 2000 was $.81 per share, which was an increase over the $.73 per share for the first six months of 1999, and $.43 per share for the second quarter of 2000 as compared to $.37 per share for the same period of 1999. Diluted earnings per share reflect the potential dilutive impact of stock options granted under an employee stock option plan. The stock options did not have an impact on earnings per share as diluted earnings per share were the same as basic earnings per share for both the six-month and three-month periods ended June 30, 2000.

Net Interest Income

         The net effect of all factors affecting total interest and dividend income and total interest expense was to increase net interest income. For the six-month period ended June 30, 2000, net interest income totaled $17.4 million, an increase of 12.8% or $2.0 million over the first six months of 1999. For the three-month period ended June 30, 2000, net interest income totaled $8.9 million, an increase of 12.3% or $976,000 over the same period of 1999. This increase occurred in part because of the efforts to improve the loan to deposit ratio beginning in 1999, and continuing in 2000. This increase also was influenced by the gradual rise in interest rates, which began during the last half of 1999 and continued during the first half of 2000.

         During the first six months of 2000, total interest and dividend income increased $5.1 million or 15.2% to $38.6 million, from $33.5 million during the same six months of 1999. Interest and dividend income increased $2.7 million or 15.6% for the second quarter of 2000, as compared to the 1999 quarter. Daily average earning assets for the first two quarters of 2000 increased to $946.9 million, a 6.2% increase over the same period in 1999. For the second quarter alone, the daily average earning assets increased to $956.8 million, a 6.0% increase over the daily average earning assets of the second quarter of 1999. The tax equivalent yield on average earning assets increased by 57 basis points for the six-month period ended June 30, 2000, when compared to the same period of 1999. For the three-month period ended June 30, 2000, this yield increased 69 basis points from the yield for the three-month period ended June 30, 1999.

         The increase in the yield on average earning assets reflected increases in the yields on both loans and securities caused by the rising interest rate environment. The yield on securities is historically lower than the yield on loans, and decreasing the ratio of securities to total earning assets will normally raise the yield on earning assets. The ratio of average daily securities to average earning assets for the six-month and three-month periods ended June 30, 2000 were 29.0% and 28.9% compared to 34.8% and 33.2% for the same periods of 1999. In addition, the overall tax equivalent yield on loans increased 41 and 61 basis points when comparing the six-month and three-month periods. The yield on securities increased 47 and 54 basis points when comparing the same periods.

         The average daily loan balances for the first six months of 2000 increased 16.3% over the average daily loan balances for the same period of 1999. The average daily loan balances for the three-months ended June 30, 2000 increased 12.7% over the average daily loan balances for the three-months ended June 30, 1999. The loan growth since the first quarter of 1999 was primarily funded by securities sales and maturities and partially by increases in deposits and borrowings. The increase in loan interest income of $5.3 million or 22.0% and $2.5 million or 20.0% for the six and three-month periods in 2000 as compared to the same periods in 1999, primarily resulted from this loan growth, as well as an increase in the yields.

         Income from securities totaled $8.8 million for the first six months of 2000, a decrease of $209,000 or 2.3% over the amount for the same period of 1999. This decrease was the result of the decrease in the average daily balances of securities year to year offset by the increase in the yields on securities. The income from securities for the three-month period ended June 30, 2000 was $4.5 million as compared to $4.4 million, an increase of $106,000 or 2.4% over the three-month period ended June 30, 1999. This increase was a result of the increase in the yields on securities offset by the decrease in average daily balances of securities. The average daily balances of securities for the six and three-month periods ended June 30, 2000 decreased $35.3 million and $22.6 million when compared to the same periods of the prior year.

         Income from short-term investments amounted to $143,000 for the six-month period and $85,000 for the three-month period ended June 30, 2000. This compares to $192,000 and $55,000 for the same periods in 1999. The decrease of $49,000 when comparing the six-month periods resulted from a decrease of $3.1 million or 36.7% in the average balance of short-term investments, offset by a 114 basis point increase in the yield. The increase of $30,000 for the second quarter of 2000 over the same period in 1999 resulted from a 174 basis point increase in the yields.

         Total interest expense increased $3.1 million or 17.2% to $21.2 million for the six-month period ended June 30, 2000, from $18.1 million for the six-month period ended June 30, 1999 and increased $1.7 million or 18.5% for the three-month period ended June 30, 2000, from the $9.1 million for the three-month period ended June 30, 1999. This was a result of the overall growth of deposits in existing offices, changes in the deposit mix and a 36 basis point increase in the Company's daily cost of funds. On an average daily basis, total deposits (including demand deposits) increased 4.0% and 3.9% for the six and three-month periods ended June 30, 2000, as compared to the similar periods in 1999. When comparing the same periods, the average daily balances of the demand deposit accounts rose $19.8 million and $22.1 million, while the average daily balances of savings and transaction accounts combined increased $11.6 million and $15.4 million. The average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $49,000 for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. For the three-month period ended June 30, 2000, the average daily balance of time deposits decreased $7.9 million, as compared to the three-months ended June 30, 1999. These deposit trends are the result of management's efforts to grow relationship type accounts such as demand deposit and Investors' Weekly accounts, which pay a lower rate of interest compared to time deposit accounts and better match the characteristics of the assets being generated. Management plans to continue these efforts during the remainder of 2000. Average daily balances of borrowings increased $37.0 million and $37.2 million for the six and three-month periods ended June 30, 2000 compared to the same periods of 1999, and the rate on borrowings increased 65 and 43 basis points when comparing the same periods. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 7.2% and 6.8% for the six and three-month periods ended June 30, 2000, as compared to the six and three-month periods ended June 30, 1999.

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

         The provision amounted to $615,000 and $500,000 for the six-month periods ended June 30, 2000 and 1999. For the three-month periods ended June 30, 2000 and 1999, the provision amounted to $400,000 and $275,000. These provisions reflect a number of factors, including the size of the loan portfolio and consideration of the levels of past due accruing loans (90 days or more) and non-accrual loans over the same periods. After reviewing these factors, management decided to increase the provision due to increased commercial loan growth, as well as an increase in the Bank's internal watch list loans.

         As of June 30, 2000, loans delinquent 90 days or more and were included in the accompanying financial statements as accrual loans totaled approximately $229,000. At June 30, 2000, there were loans totaling $151,000 on non-accrual. At December 31, 1999, there were $171,000 in loans delinquent 90 days or more included as accruing loans in the financial statements and there were $329,000 on non-accrual. These levels of non-performing loans reflect both the general economic conditions that have promoted growth and expansion in the Company's trade area during the last several years, and a credit risk management strategy that promotes diversification.

         As a result of management's analysis of the adequacy of the allowance, the ratio of the allowance for loan losses to total loans was 1.03% for June 30, 2000, 1.00% for December 31, 1999 and .95% for June 30, 1999.

         As part of the loan review process, management reviews all loans classified as `special mention' or below, as well as other loans that might require classification as impaired. As of June 30, 2000, loan balances totaling $887,000 were classified as impaired and as of December 31, 1999, $246,000 were classified as impaired.

         Following is a summary of the loan loss experience for the six months ended June 30, 2000, and the year ended December 31, 1999.

                                                     June 30,     December 31,
                                                       2000          1999
                                                  -------------  -------------
                                                         (in thousands)

Amount of loans outstanding                       $     678,857  $     653,898
                                                  -------------  -------------
Average daily loans outstanding for
  the period                                      $     666,666  $     642,307
                                                  -------------  -------------

Allowance for loan losses at the
  beginning of the period                         $       6,522   $      5,510

Charge-offs

 Commercial                                                   0            147
 Real estate                                                  0              6
 Installment                                                231            252
 Credit card and personal credit lines                       13             30
                                                  -------------   ------------
    Total charge-offs                                       244            435

Recoveries

 Commercial                                                  26             10
 Real estate                                                  0              0
 Installment                                                 43            114
 Credit card and personal credit lines                        2             13
                                                  -------------   ------------
    Total recoveries                                         71            137
                                                  -------------   ------------
Net charge-offs                                             173            298

Provision charged to expense                                615          1,310
                                                  -------------   ------------
Allowance for loan losses at the end of
 the period                                       $       6,964   $      6,522
                                                  =============   ============

Ratio of annualized net charge-offs during the period to average daily loans during the period:

 Commercial                                               (0.01)%         0.02%
 Real estate                                               0.00%          0.00%
 Installment                                               0.06%          0.03%
 Credit card and personal credit lines                     0.00%          0.00%
                                                  -------------   ------------
 Total                                                     0.05%          0.05%
                                                  =============   ============

         Net interest income after provision for loan losses totaled $16.7 million and $8.5 million for the six and three-month periods ended June 30, 2000. This represented an increase of 12.5% and 11.1% over the same periods ended June 30, 1999.

Noninterest Income

         Total noninterest income decreased $1.1 million or 17.4% to $5.1 million for the six-month period ended June 30, 2000, from $6.2 million recorded for the six-month period ended June 30, 1999. Total noninterest income for the three-month period ended June 30, 2000, was $2.5 million which was $612,000 lower than the noninterest income for the three months ended June 30, 1999. While fee income increased during the first two quarters of 2000, noninterest income for the first two quarters declined principally because of the decline in mortgage loan sale activity due to rising rates and securities gains realized during the first two quarters of 1999.

         Trust and brokerage fees, which represent basic recurring service fee income, increased $226,000 or 27.2% to $1.1 million for the six-month period ended June 30, 2000, as compared to $830,000 for the first six months of 1999. For the three-month period ended June 30, 2000, trust and brokerage fees were $505,000, an increase of $93,000 over the fees for the same period in 1999. Trust and brokerage both had strong increases over last year. Trust fees increased 32.1% when comparing the first two quarters of 2000 to the same period of 1999. This increase was primarily in employee benefit plans, agency and testamentary trusts. Brokerage fees increased 18.4% when comparing the first two quarters of 2000 to the same period of 1999. This increase was the result of increased volume from customer acceptance of the product.

         Service charges on deposit accounts increased 4.9% or $102,000 during the six-month period ended June 30, 2000, totaling $2.2 million, as compared to the same period in 1999. The service charges increased $37,000 for the three-month period ended June 30, 2000, over the amount recorded for the three-month period ended June 30, 1999. Fees related to business checking accounts were the primary sources for the increase.

         Other income consists of normal recurring fee income, as well as other income that management classifies as non-recurring. Other income decreased $26,000 or 1.6% to $1.6 million for the six-month period ended June 30, 2000, as compared to the same period in 1999. The primary decreases were in ORE(other real estate) income and mortgage fee income.

         The profits from the sale of mortgages during the six-month period ended June 30, 2000, totaled $238,000, as compared to $755,000 during the same period in 1999. For the second quarter of 2000 only, these profits were $108,000 as compared to $295,000 for the same period in 1999. This decrease reflected a decrease in the volume of mortgages sold during the first six months of 2000, as compared to the sales during the first six months of 1999. This decrease in volume was a result of the rising interest rate environment, which began in the last half of 1999. Management expects this trend to continue.

         There were no investment securities gains (losses) for the six and three-month periods ended June 30, 2000, compared to $859,000 and $408,000 for the six and three-month periods ended June 30, 1999.

Noninterest Expense

         Noninterest expense increased $302,000 or 2.1% to $15.0 million for the six-month period ended June 30, 2000, as compared to the first six months of 1999. Noninterest expense decreased $178,000 or 2.4% when comparing the three months ended June 30, 2000, to the three months ended June 30, 1999.

         For the six months ended June 30, 2000, salaries and employee benefits decreased to $7.6 million, a $77,000 decrease or 1.0% as compared to the first six months of 1999. When comparing the three months ended June 30, 2000, to the same period in 1999, the decrease was $305,000 or 7.8%. This decrease reflected the pension plan curtailment gain recognized in the second quarter of 2000, offset by normal salary increases and higher employee insurance premiums. Total employees decreased to 487 at June 30, 2000, from 497 at June 30, 1999. This decrease primarily resulted from the closing of two offices during the second quarter of 2000.

         For the six and three-month periods ended June 30, 2000, occupancy and equipment expenses were $2.6 million and $1.3 million, a $19,000 or .7% decrease and $36,000 or 2.7% decrease from the same periods one year ago. The slight decrease in expense is the result of closing two offices in the second quarter of 2000. Also, the growth in these expenses has lessened with the completion of the Year 2000 project and the completion of a major technology upgrade.

         For the six-month period ended June 30, 2000, other expenses totaled $4.8 million as compared to $4.4 million during the same period in 1999. This was an increase of 9.0% or $398,000. For the second quarter of 2000 compared to the second quarter of 1999, the increase was $163,000 or 7.0%. When comparing the six and three-month periods ended June 30, 2000 to the same periods of 1999, a significant increase was noted in professional fees (up $249,000 or 83.3% and $146,000 or 95.3%). This increase was primarily due to non-recurring expenses related to employee benefit plans.

Income Before Income Tax Expense

         Income before income tax expense increased $478,000 or 7.5% to $6.8 million for the first six months of 2000, as compared to $6.4 million for the same period in 1999. For the three months ended June 30, 2000, income before income taxes was $3.7 million as compared to $3.2 million for the three months ended June 30, 1999. This was due primarily to the increase in net interest income.

Income Tax Expense

         Income tax expense increased $4,000 or .2% for the first six months of 2000, as compared to the same period in 1999. Income tax expense for the second quarter of 2000 increased $75,000 or 6.9%, as compared to the second quarter of 1999.

         The combined state franchise tax expense and the federal income tax expense as a percentage of income before income tax expense decreased to 31.2% during the first six months of 2000, as compared to 33.4% during the same period in 1999. It decreased to 31.8% for the three months ended June 30, 2000, as compared to 33.6% for the same three months in 1999. This decrease is primarily a result of lower state franchise tax expense.

YEAR 2000

         The Company had a successful Year 2000 and leap year rollover. At this point, the Company has not experienced any Year 2000 issues as a result of the rollover, and is not aware of any customers that have experienced any material Year 2000 issues. This success can be attributed to the two years of planning and preparation for the Year 2000. Part of the preparation was evaluating, upgrading and/or replacing all hardware, software, and electrical and mechanical equipment that was not year 2000 compliant. Through this evaluation process, systems that were identified as not Year 2000 ready were either upgraded or retired. The Company upgraded 19 systems and retired 23 systems based on the results of the evaluation process. As part of this preparation, the Company contacted all vendors, corporate depositors, and all large corporate lending customers to assess their Year 2000 efforts. While the rollover went smoothly, Year 2000 monitoring will continue for much of the year to assure that all potential Year 2000 issues are addressed.

Recent Regulatory Developments

         The Gramm-Leach-Bliley Act (the "Act"), which was enacted in November, 1999, allows eligible bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the
"Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. National banks are also authorized by the Act to engage, through "financial subsidiaries," in certain activity that is permissible for financial holding companies (as described above) and certain activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity.

         Various bank regulatory agencies have begun issuing regulations as mandated by the Act. During June, 2000, all of the federal bank regulatory agencies jointly issued regulations implementing the privacy provisions of the Act. In addition, the Federal Reserve issued interim regulations establishing procedures for bank holding companies to elect to become financial holding companies and listing the financial activities permissible for financial holding companies, as well as describing the extent to which financial holding companies may engage in securities and merchant banking activities. The Federal Reserve has issued an interim regulation regarding the parameters under which state member banks may establish and maintain financial subsidiaries. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company or the Bank. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Bank has not applied for or received approval to establish any financial subsidiaries.

Forward-looking Statements

         When used in this report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, implementation of new technologies, the Company's ability to develop and maintain secure and reliable electronic systems and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

                                 June 30, 2000

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

        None

Item 3. Defaults Upon Senior Securities
        -------------------------------

        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        On April 11, 2000, the Company's annual meeting of stockholders was held. At the meeting R. Douglas Grant, Jerry L. Helvey, Allan J. Ludwig and Richard L. Pletcher were elected to serve as directors with terms expiring in 2003. Continuing as directors until 2001 are Anna K. Duffin,
        L. Craig Fulmer, Charles E. Niemier and Terry L. Tucker. Continuing as directors until 2002 are Eddie Creighton, Michael L. Kubacki, M. Scott Welch and George L. White.

        Election of Directors:

                                              For                    Withheld
                                           ---------                 ---------
        R. Douglas Grant                   4,648,146                 1,140,846
        Jerry L. Helvey                    4,270,663                 1,518,329
        Allan J. Ludwig                    4,311,772                 1,477,220
        Richard L. Pletcher                4,491,078                 1,297,914


Item 5. Other Information
        -----------------

        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a.  Exhibits

            27 Financial Data Schedule

        b.  Reports

            None

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                 June 30, 2000

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

                                                LAKELAND FINANCIAL CORPORATION
                                                          (Registrant)




Date: August 11, 2000             /s/Michael L. Kubacki
                                  Michael L. Kubacki - President and Chief
                                  Executive Officer

Date: August 11, 2000             /s/Teresa A. Bartman
                                  Teresa A. Bartman - Chief Accounting Officer

                                 EXHIBIT INDEX

   Exhibit
     No.       Description                                  Page
   -------     -------------------------------------------  -----

      27       Financial Data Schedule (EDGAR filing only)