Form 10-Q
period 2000-09-30
LAKELAND FINANCIAL CORP
filed 2000-11-14
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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
                                YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                              Outstanding at October 31, 2000
Common Stock, No Par Value                               5,784,105

                        LAKELAND FINANCIAL CORPORATION

                          Form 10-Q Quarterly Report

                               Table of Contents


                                    PART I.

                                                                Page Number

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . .  1
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . 15
Item 3.  Quantitative and Qualitative Disclosures About Market Risk 32

                                   PART II.

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 33
Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . 33
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . 33
Item 4.  Submission of Matters to a Vote of Security Holders  . . . 33
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . 33
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 33

Form 10-Q Signature Page  . . . . . . . . . . . . . . . . . . . . . 34


                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                          As of September 30, 2000 and December 31, 1999
                                                          (in thousands)

                                                           (Page 1 of 2)


                                                                                                       September 30,  December 31,
                                                                                                           2000           1999
                                                                                                       ------------   ------------
                                                                                                               (Unaudited)
ASSETS Cash and cash equivalents:
  Cash and due from banks                                                                              $     47,770   $     59,321
  Short-term investments                                                                                        912          3,783
                                                                                                       ------------   ------------
     Total cash and cash equivalents                                                                         48,682         63,104

Securities available-for-sale:
  U. S. Treasury and government agency securities                                                            37,842         34,614
  Mortgage-backed securities                                                                                201,856        192,569
  State and municipal securities                                                                             33,705         32,714
  Other debt securities                                                                                      12,282         11,524
                                                                                                       ------------   ------------
     Total securities available-for-sale
     (carried at fair value)                                                                                285,685        271,421

Real estate mortgages held-for-sale                                                                             708            862

Loans:
  Total loans                                                                                               695,232        653,898
  Less: Allowance for loan losses                                                                             6,949          6,522
                                                                                                       ------------   ------------
     Net loans                                                                                              688,283        647,376

Land, premises and equipment, net                                                                            26,869         27,808
Accrued income receivable                                                                                     6,653          5,420
Intangible assets                                                                                             9,849         10,522
Other assets                                                                                                 13,274         13,330
                                                                                                       ------------   ------------
     Total assets                                                                                      $  1,080,003   $  1,039,843
                                                                                                       ============   ============

                                                            (Continued)


                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                          As of September 30, 2000 and December 31, 1999
                                                          (in thousands)

                                                           (Page 2 of 2)
                                                                                                       September 30,  December 31,
                                                                                                           2000           1999
                                                                                                       ------------   ------------
                                                                                                                (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest bearing deposits                                                                         $    136,250   $    136,595
  Interest bearing deposits                                                                                 666,887        611,648
                                                                                                       ------------   ------------
     Total deposits                                                                                         803,137        748,243

Short-term borrowings:
  Federal funds purchased                                                                                    18,850         15,000
  U.S. Treasury demand notes                                                                                  4,000          4,000
  Securities sold under agreements
    to repurchase                                                                                           114,982        121,374
  Other borrowings                                                                                           40,000         55,000
                                                                                                       ------------   ------------
     Total short-term borrowings                                                                            177,832        195,374

Accrued expenses payable                                                                                      7,116          4,760
Other liabilities                                                                                             1,289          1,535
Long-term borrowings                                                                                         11,443         16,473
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                                                          19,284         19,264
                                                                                                       ------------   ------------
     Total liabilities                                                                                    1,020,101        985,649

SHAREHOLDERS' EQUITY
Common stock: No par value,  90,000,000  shares  authorized,
  5,813,984 shares issued and 5,788,992  outstanding  as of
  September 30, 2000, and 5,813,984 shares issued and 5,792,182
  outstanding at December 31, 1999                                                                            1,453          1,453
Additional paid-in capital                                                                                    8,537          8,537
Retained earnings                                                                                            54,181         49,422
Accumulated other comprehensive income/(loss)                                                                (3,725)        (4,797)
Treasury stock, at cost                                                                                        (544)          (421)
                                                                                                       ------------   ------------
     Total shareholders' equity                                                                              59,902         54,194
                                                                                                       ------------   ------------

     Total liabilities and shareholders' equity                                                        $  1,080,003   $  1,039,843
                                                                                                       ============   ============

The accompanying  notes are an integral part of these  consolidated  financial statements.


                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                              For the Three Months and Nine Months Ended September 30, 2000, and 1999
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 1 of 2)


                                                                             Three Months Ended             Nine Months Ended
                                                                                September 30,                 September 30,
                                                                         ---------------------------   ---------------------------
                                                                             2000           1999           2000           1999
                                                                         ------------   ------------   ------------   ------------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans: Taxable                                      $     15,752   $     13,490   $     45,291   $     37,669
                            Tax exempt                                             33             46            107            135
                                                                         ------------   ------------   ------------   ------------
   Total loan income                                                           15,785         13,536         45,398         37,804
Short-term investments                                                             97             40            240            232

Securities:
 U.S. Treasury and government agency securities                                   727            530          2,190          1,756
 Mortgage-backed securities                                                     3,228          2,837          9,491          9,014
 State and municipal securities                                                   446            575          1,337          2,007
 Other debt securities                                                            115            171            320            367
                                                                         ------------   ------------   ------------   ------------
   Total interest and dividend income                                          20,398         17,689         58,976         51,180

INTEREST EXPENSE
----------------
Interest on deposits                                                            8,484          6,787         23,578         20,305
Interest on short-term borrowings                                               2,559          1,797          7,370          4,934
Interest on long-term debt                                                        607            676          1,916          2,117
                                                                         ------------   ------------   ------------   ------------
   Total interest expense                                                      11,650          9,260         32,864         27,356
                                                                         ------------   ------------   ------------   ------------
NET INTEREST INCOME                                                             8,748          8,429         26,112         23,824
-------------------
Provision for loan losses                                                          92            550            707          1,050
                                                                         ------------   ------------   ------------   ------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                                       8,656          7,879         25,405         22,774
-------------------------                                                ------------   ------------   ------------   ------------

NONINTEREST INCOME
------------------
Trust fees                                                                        530            456          1,586          1,286
Service charges on deposit accounts                                             1,109          1,105          3,304          3,198
Other income (net)                                                                871            865          2,478          2,498
Net gains on the sale of real estate mortgages held-for-sale                      128            381            366          1,136
Net securities gains (losses)                                                       0            481              0          1,340
                                                                         ------------   ------------   ------------   ------------
   Total noninterest income                                                     2,638          3,288          7,734          9,458

NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                                                  4,257          4,089         11,881         11,790
Occupancy and equipment expense                                                 1,277          1,402          3,866          4,010
Other expense                                                                   2,471          2,456          7,272          6,859
                                                                         ------------   ------------   ------------   ------------
   Total noninterest expense                                                    8,005          7,947         23,019         22,659

                                                            (Continued)


                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                              For the Three Months and Nine Months Ended September 30, 2000, and 1999
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 2 of 2)


                                                                             Three Months Ended             Nine Months Ended
                                                                                September 30,                 September 30,
                                                                         ---------------------------   ---------------------------
                                                                             2000           1999           2000           1999
                                                                         ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAX EXPENSE                                                3,289          3,220         10,120          9,573
--------------------------------

Income tax expense                                                                974          1,128          3,102          3,252
                                                                         ------------   ------------   ------------   ------------

NET INCOME                                                               $      2,315   $      2,092   $      7,018   $      6,321
----------                                                               ============   ============   ============   ============

AVERAGE COMMON SHARES OUTSTANDING (Note 2)                                  5,813,984      5,813,984      5,813,984      5,813,984

BASIC EARNINGS PER COMMON SHARE                                          $       0.40   $       0.36   $       1.21   $       1.09
-------------------------------                                          ============   ============   ============   ============

DILUTED EARNINGS PER COMMON SHAE SHARE                                   $       0.40   $       0.36   $       1.21   $       1.09
--------------------------------------                                   ============   ============   ============   ============

The accompanying  notes are an integral part of these  consolidated  financial statements.


                                                  LAKELAND FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              For the Three Months and Nine Months Ended September 30, 2000 and 1999
                                                          (in thousands)

                                                            (unaudited)

                                                                For the Three Months Ended          For the Nine Months Ended
                                                                       September 30,                        September 30,
                                                            ----------------------------------  ----------------------------------
                                                                  2000              1999              2000              1999
                                                            ----------------  ----------------  ----------------  ----------------
Common Stock:
  Balance at beginning of the period                        $ 1,453           $ 1,453           $ 1,453           $ 1,453
                                                            -------           -------           -------           -------
  Balance at end of the period                                1,453             1,453             1,453             1,453

Paid-in Capital:
  Balance at beginning of the period                          8,537             8,537             8,537             8,537
                                                            -------           -------           -------           -------
  Balance at end of the period                                8,537             8,537             8,537             8,537

Retained Earnings:
  Balance at beginning of the period                         52,618            46,606            49,422            43,652
  Net Income                                                  2,315  $ 2,315    2,092  $ 2,092    7,018  $ 7,018    6,321  $ 6,321
  Cash dividends declared ($.13 and $.11
    per share for 2000 and 1999)                               (752)             (637)           (2,259)           (1,912)
                                                            -------           -------           -------           -------
  Balance at end of the period                               54,181            48,061            54,181            48,061

Accumulated Other Comprehensive Income/(Loss):
  Balance at beginning of the period                         (5,414)           (1,972)           (4,797)            1,848
  Unrealized gain (loss) on available-for-
    sale securities arising during the period                 1,689            (1,256)            1,072            (4,563)
  Reclassification adjustments for
    accumulated (gains) losses included
    in net income                                                 0              (296)                0              (809)
                                                            -------           -------           -------           -------
  Other comprehensive income/(loss)(net of taxes
    of $1,108, $[1,018], $703 and $[3,524])                   1,689    1,689   (1,552)  (1,552)   1,072    1,072   (5,372)  (5,372)
                                                            -------  -------  -------  -------  -------  -------  -------  -------
  Total comprehensive income                                         $ 4,004           $   540           $ 8,090           $   949
  Balance at end of the period                               (3,725) =======   (3,524) =======   (3,725) =======   (3,524) =======

Treasury Stock:
  Balance at beginning of the period                           (478)             (379)             (421)             (334)
  Acquisition of treasury stock                                 (66)              (42)             (123)              (87)
                                                            -------           -------           -------           -------
  Balance at end of the period                                 (544)             (421)             (544)             (421)
                                                            -------           -------           -------           -------
Total Shareholders' Equity                                  $59,902           $54,106           $59,902           $54,106
                                                            =======           =======           =======           =======

The accompanying  notes are an integral part of these  consolidated  financial statements.


                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       For the Nine Months Ended September 30, 2000 and 1999
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)

                                                                                                           2000           1999
                                                                                                       ------------   ------------
Cash flows from operating activities:
  Net income                                                                                           $      7,018   $      6,321
                                                                                                       ------------   ------------
Adjustments to reconcile net income to net cash from operating activites:

  Depreciation                                                                                                1,829          1,781
  Provision for loan losses                                                                                     707          1,050
  Amortization of intangible assets                                                                             693            718
  Amortization of mortgage servicing rights                                                                     179            202
  Loans originated for sale                                                                                 (15,897)       (55,962)
  Net gain on sale of loans                                                                                    (366)        (1,136)
  Proceeds from sale of loans                                                                                16,287         60,014
  Net (gain) loss on sale of premises and equipment                                                              (2)            11
  Net gain on sale of securities available-for-sale                                                               0         (1,340)
  Net securities amortization                                                                                   761          1,594
  Increase (decrease) in taxes payable                                                                       (3,508)           310
  Increase in income receivable                                                                              (1,233)           (24)
  Increase in accrued expenses payable                                                                        5,697            146
  Increase in other assets                                                                                     (530)        (1,144)
  Decrease in other liabilities                                                                                (246)           (40)
                                                                                                       ------------   ------------
     Total adjustments                                                                                        4,371          6,180
                                                                                                       ------------   ------------
        Net cash from operating activities                                                                   11,389         12,501
                                                                                                       ------------   ------------
Cash flows from investing activities:
  Proceeds from sales of securities available-for-sale                                                            0         44,428
  Proceeds from maturities and calls of securities available-for-sale                                        30,417         53,539
  Purchases of securities available-for-sale                                                                (43,667)       (55,649)
  Net increase in total loans                                                                               (41,613)       (97,941)
  Proceeds from sales of land, premises and equipment                                                           436             83
  Purchases of land, premises and equipment                                                                  (1,324)        (2,765)
                                                                                                       ------------   ------------
        Net cash from investing activities                                                                  (55,751)       (58,305)
                                                                                                       ------------   ------------
                                                            (Continued)



                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       For the Nine Months Ended September 30, 2000 and 1999
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                                                           2000           1999
                                                                                                       ------------   ------------
Cash flows from financing activities:
  Net increase (decrease) in total deposits                                                            $     54,894   $    (18,353)
  Proceeds from short-term borrowings                                                                    17,083,485     15,351,351
  Payments on short-term borrowings                                                                     (17,101,027)   (15,295,671)
  Proceeds from long-term borrowings                                                                              0            111
  Payments on long-term borrowings                                                                           (5,030)        (5,025)
  Dividends declared                                                                                         (2,259)        (1,912)
  Purchase of treasury stock                                                                                   (123)           (87)
                                                                                                       ------------   ------------
        Net cash from financing activities                                                                   29,940         30,414
                                                                                                       ------------   ------------
  Net increase (decrease) in cash and cash equivalents                                                      (14,422)       (15,390)

Cash and cash equivalents at beginning of the period                                                         63,104         61,508
                                                                                                       ------------   ------------
Cash and cash equivalents at end of the period                                                         $     48,682   $     46,118
                                                                                                       ============   ============
Cash paid during the period for:
  Interest                                                                                             $     30,913   $     27,781
                                                                                                       ============   ============
  Income taxes                                                                                         $      3,642   $      2,891
                                                                                                       ============   ============
Loans transferred to other real estate                                                                 $          0   $        185
                                                                                                       ============   ============

The accompanying  notes are an integral part of these  consolidated  financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000

                                  (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This report is filed for Lakeland Financial Corporation (the Company) and its wholly owned subsidiaries, Lake City Bank (the Bank) and Lakeland Capital Trust (Lakeland Trust). All significant inter-company balances and transactions have been eliminated in consolidation. Also included is the Bank's wholly-owned subsidiary, LCB Investments Limited (LCB Investments).

         The consolidated financial statements have been prepared by the Company, without audit and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate and do not make the information presented misleading.

         It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report to shareholders and Form 10-K. In preparing financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported and the disclosures provided. Results for the periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) which are necessary for a fair statement of the results for interim periods are reflected in the quarterly statements.

         The Company formed Lakeland Trust in July 1997. Lakeland Trust issued $20 million of 9% Cumulative Trust Preferred Securities (Preferred Securities). The Preferred Securities issued by Lakeland Trust are presented as a separate line item as long-term debt in the consolidated balance sheets of the Company. The securities are captioned "Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures". The Company records distributions payable on the Preferred Securities as interest expense in its consolidated statements of income.

         LCB Investments is a single purpose, wholly-owned subsidiary of the Bank that began operation in November 1999. Its principal office is in Bermuda, and it was formed to manage a portion of the securities portfolio of the Bank.



NOTE 2.  EARNINGS PER SHARE

         Basic earnings per common share is based upon weighted-average common shares outstanding. Diluted earnings per common share shows the dilutive effect of additional common shares issueable.

         The common shares outstanding for the shareholders' equity section of the consolidated balance sheet at September 30, 2000 reflects the acquisition of 28,879 shares of Company common stock to offset a liability for a directors' deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

         A reconciliation of the numerators and denominators of the basic earnings per common share and the diluted earnings per common share for the periods ended September 30, 2000 and 1999 follows. All amounts are in thousands except share data.



                                                          For the three months                       For the nine months
                                                          ended Septmeber 30,                        ended September 30,
                                               ----------------------------------------    ---------------------------------------
                                                      2000                  1999                  2000                  1999
                                               ------------------    ------------------    -----------------     -----------------
Basic earnings per common   share
  Net income                                   $            2,315    $            2,092    $           7,018     $           6,321

  Weighted-average common
     shares outstanding                                 5,813,984             5,813,984            5,813,984             5,813,984

    Basic earnings per
      common share                             $              .40    $              .36    $            1.21     $            1.09

Diluted earnings per common share

 Net income                                    $            2,315    $            2,092    $           7,018     $           6,321

  Weighted-average common
    shares outstanding for
    basic earnings per
    common share                                        5,813,984             5,813,984            5,813,984             5,813,984

  Add: dilutive effect
    of assumed exercises
    of stock options                                           23                    14                  250                    14

  Average common shares
    and dilutive potential
    common shares                                       5,814,007             5,813,998            5,814,234             5,813,998

    Diluted earnings per
      common share                             $              .40    $ .36                 $            1.21     $            1.09

        Stock  options  for  353,670 and  298,295  shares  of common  stock  were not considered in computing diluted earnings per common share for September 30, 2000 and 1999 because they were antidilutive.

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


                      Number                   Risk-       Stock       Fair
                         of      Exercise      Free        Price     Value of
                      Options      Price       Rate     Volatility    Grants
                     ---------  ----------  ----------  ----------  ----------

Outstanding 1/1/00     290,270

Granted 2/8/00          98,150  $    15.13        6.73%      64.88% $     7.26
Granted 5/9/00          14,000  $    14.13        6.79%      65.55% $     6.72
Granted 6/13/00         89,500  $    13.50        6.31%      66.77% $     6.37
Granted 7/11/00            500  $    12.38        6.13%     157.01% $     9.27
Granted 9/5/00          15,000  $    13.50        5.90%     157.10% $    10.30

Exercised                    0

Forfeited               49,350

Outstanding 9/30/00    458,070

         The fair values of the options were estimated using an expected life of 5 years and expected dividends of $.13 per quarter. There were 20,200 options exercisable as of September 30, 2000.

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

                                 For the three months    For the nine months
                                 ended September 30,     ended September 30,
                                ----------------------  ----------------------
                                   2000        1999        2000        1999
                                ----------  ----------  ----------  ----------

Net income as reported          $    2,315  $    2,092  $    7,018  $    6,321
Pro forma net income            $    2,097  $    1,972  $    6,538  $    5,962

Basic earnings per common
  share as reported             $      .40  $      .36  $     1.21  $     1.09
Diluted earnings per
  common share as reported      $      .40  $      .36  $     1.21  $     1.09

Pro forma basic earnings
  per common share              $      .36  $      .34  $     1.12  $     1.03
Pro forma diluted earnings
  per common share              $      .36  $      .34  $     1.12  $     1.03


NOTE 4. PENSION PLAN CURTAILMENT

         On April 1, 2000 the Lake City Bank Pension Plan was frozen. As a result of this curtailment, a $500,000 gain was recognized in the income statement for the second quarter of 2000. The gain is included in the salaries and employee benefits line of the income statement.

NOTE 5.  SECURITIES AVAILABLE-FOR-SALE
                                                          Gross       Gross
                                              Fair      Unrealized  Unrealized
                                              Value       Gains       Losses
                                            ----------  ----------  ----------
                                                      (in thousands)
September 30, 2000
  U.S. Treasury securities                  $   37,842  $       64  $     (370)
  U.S. Government agencies and
   corporations                                  6,362           0        (315)
  Mortgage-backed securities                   201,659         346      (3,767)
  State and municipal securities                33,705          69      (1,780)
  Other debt securities                          6,117          18        (433)
                                            ----------  ----------  ----------
    Total securities available-for-sale
     at September 30, 2000                  $  285,685  $      497  $   (6,665)
                                            ==========  ==========  ==========
December 31, 1999
  U.S. Treasury securities                  $   34,614  $       60  $     (579)
  U.S. Government agencies and
   corporations                                  6,313           0        (380)
  Mortgage-backed securities                   192,569          51      (3,727)
  State and municipal securities                32,714          37      (2,755)
  Other debt securities                          5,211           0        (651)
                                            ----------  ----------  ----------
    Total securities available-for-sale
     at December 31, 1999                   $  271,421  $      148  $   (8,092)
                                            ==========  ==========  ==========

         The fair value of available-for-sale debt securities by maturity as of September 30, 2000, is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.
                                                                     Fair
                                                                     Value
                                                                   ----------
                                                                 (in thousands)
Due in one year or less                                            $    6,007
Due after one year through five years                                  41,742
Due after five years through ten years                                  2,076
Due after ten years                                                    34,201
                                                                   ----------
                                                                       84,026
Mortgage-backed securities                                            201,659
                                                                   ----------
  Total debt securities                                            $  285,685
                                                                   ==========


NOTE 6.  LOANS

                                                    September 30, December 31,
                                                        2000          1999
                                                    ------------  ------------
                                                         (in thousands)
Commercial and industrial loans                     $    417,055  $    375,421
Agri-business and agricultural loans                      46,762        46,661
Real estate mortgage loans                                48,206        42,384
Real estate construction loans                             3,194         4,488
Installment loans and credit cards                       180,015       184,944
                                                    ------------  ------------
  Total loans                                       $    695,232  $    653,898
                                                    ============  ============

Impaired loans                                      $        825  $        246

Non-performing loans                                $      1,145  $        500

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                              September 30, 2000

OVERVIEW

         Lakeland Financial Corporation (the "Company") is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 42 offices in 15 counties in northern Indiana. The Company earned $7.0 million for the first nine months of 2000, an increase of 11.0% over the same period last year. During the third quarter of this year, earnings were $2.3 million, a 10.7% increase versus $2.1 million in the third quarter of 1999. The most substantial impact on earnings came from net interest income, which increased $2.3 million during the first nine months of the year versus the comparable period in 1999. The increase occurred in part as a result of the increase in loans, and by the gradual rise in interest rates, beginning in July 1999 and continuing during the first nine months of 2000.

         Since September 30, 1995, total Company assets have increased 89.9%, from $568.6 million to $1.080 billion at September 30, 2000, a 13.7% annual compounded growth rate. This growth was accomplished through continued growth in existing markets with de-novo branch activity and the existing network of offices and acquisitions. Shareholders' equity has increased 63.0% from $36.8 million to $59.9 million over the same time period, a 10.3% annual compounded growth rate. Net income for the nine months ended September 30, 1995, compared to the net income for the same period of 2000, increased 24.3% from $5.6 million to $7.0 million. From September 30, 1995, to September 30, 2000, the number of Lake City Bank offices increased from 28 to 42. The capital necessary to support this growth has been provided through results of operation, issuance of trust preferred securities and existing capital. It should be noted that historical rates of growth may not be indicative of growth in future periods.

Forward-looking Statements

         This release may contain forward-looking statements. Forward-looking statements are identifiable by the inclusion of such qualifications as expects, intends, believes, may, likely or similar statements or variations of such terms which express views concerning trends and the future. These forward looking statements are not historical facts and instead they are expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. Actual events and results may differ significantly from those described in such forward-looking statements, due to changes in the general economic or market conditions, government regulation, competition or other factors. For additional information about these factors, please review our filings with the Securities and Exchange Commission.

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

FINANCIAL CONDITION

Assets

         Total assets of the Company were $1.080 billion as of September 30, 2000, an increase of $40.2 million, or 3.9%, when compared to $1.040 billion as of December 31, 1999. Total loans were $695.2 million at September 30, 2000, an increase of $41.3 million, or 6.3%, versus the December 31, 1999 balance. Total securities increased $14.3 million, or 5.3%, to $285.7 million as of September 30, 2000, versus $271.4 million at December 31, 1999. Earning assets increased to $975.6 million as of September 30, 2000, an increase of $52.1 million, or 5.6%, versus the December 31, 1999, total of $923.4 million.

Funding

         Total deposits and securities sold under agreements to repurchase (repurchase agreements) consist of funds generated within the Company's primary market area. At September 30, 2000, this funding totaled $918.1 million. This represented a $48.5 million, or 5.6%, increase versus December 31, 1999. The increase was primarily in time deposits, which increased $48.3 million, or 9.7%, when compared to the balance at December 31, 1999, and interest-bearing demand accounts, which increased $6.9 million, or 6.1%, during the same period. Repurchase agreements decreased $6.4 million, or 5.3%, when compared to the balance at December 31, 1999, and noninterest-bearing demand accounts decreased slightly. The repurchase agreements are a combination of fixed rate contracts and variable rate corporate cash management accounts.

         In addition to these local funding sources, the Company borrows through the Treasury, Tax and Loan program, federal fund lines with correspondent banks and advances from the Federal Home Loan Bank of Indianapolis (FHLB). Including these non-local sources, funding totaled $992.4 million at September 30, 2000, a $32.3 million, or a 3.4%, increase versus $960.1 million as of December 31, 1999. The primary increase in non-local funding sources was advances from the FHLB, which are used for short- and long-term funding needs.

Earning Assets

         On an average daily basis, total earning assets increased 6.5% and 7.0%, respectively, for the nine-month and three-month periods ended September 30, 2000, as compared to the same periods in 1999. On an average daily basis, total deposits and purchased funds increased 7.1% and 6.9%, respectively, for the nine-month and three-month periods ended September 30, 2000, as compared to the same periods in 1999.

Investment Portfolio

         The Company's available-for-sale portfolio is managed with consideration given to factors such as the Company's capital levels, growth prospects, asset/liability structure and liquidity needs. At September 30, 2000, the securities in the available-for-sale portfolio had a four year average life and a potential for approximately 10% price depreciation in the event that rates move up 300 basis points. If rates move down 300 basis points, the average life would be three years with approximately 7% price appreciation possible. The composition of this portfolio is primarily CMOs and mortgage pools issued by GNMA, FNMA and FHLMC, which are directly or indirectly guaranteed by the federal government. As of September 30, 2000, all mortgage-backed securities were performing in a manner consistent with management's original expectations. Future investment activity is difficult to predict, as it is dependent upon loan and deposit trends and other factors.

Loans

         The Company had 66.7% of its loans concentrated in commercial loans at September 30, 2000 versus 64.6% as of December 31, 1999. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and geography. Customer diversification is accomplished through an administrative loan limit of $8.5 million. Based upon state banking regulations, the Bank's legal loan limit as of September 30, 2000, was approximately $11.9 million. Product diversification is accomplished by offering a wide variety of financing options. Management reviews the loan portfolio to ensure loans are diversified by industry. The loans in the portfolios are distributed throughout the Company's principal trade area, which encompasses 15 counties in Indiana.

         The real estate loan portfolio is impacted by secondary market activity, which is a function of current interest rates and economic conditions. As interest rates have gradually risen since mid-1999, the level of new financings and refinancings has declined. Through September 30, 2000, the Company sold mortgages totaling $15.9 million into the secondary market as compared to $55.9 million during the same period in 1999. During these same two periods, loans originated for sale totaled $15.9 million and $53.0 million, respectively. As a part of the Community Reinvestment Act commitment to making real estate financing available to a variety of customers, the Company continues to originate non-conforming loans that are held to maturity or prepayment.

         Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced and/or other concessions were granted to the borrower. These actions are typically taken as a result of a deterioration in the financial condition of the borrower which results in the inability of the borrower to perform under the original terms of the loan. Loans renegotiated as troubled debt restructurings totaled $1.1 million at September 30, 2000, versus $1.2 million at December 31, 1999. The loans classified as troubled debt restructurings at September 30, 2000 were performing in accordance with the modified terms.

         For the first nine months of 2000, deposits increased more than loans. During this nine-month period, time deposits increased $48.3 million, or 9.7%, from $498.5 million to $546.9 million and other transaction accounts increased $6.9 million, or 6.1%, during the same period. Repurchase agreements decreased $6.4 million, or 5.3%, during the first nine months of this year, and demand accounts, which are noninterest bearing, decreased slightly. During this same nine-month period, loans increased $41.3 million, or 6.3%. Commercial loan growth opportunities continue to be strong, while consumer loan growth opportunities have slowed somewhat. The Company's loan to deposit ratio was 86.6% as of September 30, 2000, versus 87.4% at December 31, 1999.

Market Risk

         The Company's primary market risk exposure is interest rate risk. The Company does not have a material exposure to foreign currency exchange risk, does not own any derivative financial instruments and does not maintain a trading portfolio. The Company, through its Asset/Liability Committee (ALCO), manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit ALCO needs. This computer simulation analysis measures the net interest income impact of a 300 basis point change in interest rates during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At September 30, 2000, the Company's potential pretax exposure was within the Company's policy limit. This policy was last reviewed and approved by the Board of Directors in May, 2000.

         The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities. Additionally, the Company's historical prepayment experience is included in cash flows for residential and home equity loans and for mortgage-backed securities. For core deposits such as demand deposits, interest-bearing checking, savings and money market deposits that have no contractual maturity, the table presents principal cash flows based upon management's judgment and statistical analysis. Weighted-average variable rates are the rates in effect at the reporting date.

                                                QUANTITATIVE MARKET RISK DISCLOSURE

                                                       Principal/Notional Amount Maturing in:
                                                                (Dollars in thousands)                                    Fair
                                     ---------------------------------------------------------------------------------    Value
                                      Year 1      Year 2      Year 3      Year 4      Year 5    Thereafter    Total      9/30/00
                                      ---------  ---------  ----------  ----------  ----------  ----------  ----------  ----------
Rate sensitive assets:
  Fixed interest rate loans           $ 107,743  $  74,947  $   67,107  $   61,400  $   23,440  $   12,529  $  347,166  $  356,939
  Average interest rate                    8.78%      8.69%       8.64%       8.21%       8.65%       8.17%       8.60%
  Variable interest rate loans        $ 304,905  $   1,635  $    1,487  $    1,397  $    1,213  $   38,137  $  348,774  $  355,466
  Average interest rate                    9.73%     10.43%      10.20%      10.15%      10.66%       8.85%       9.64%
  Fixed interest rate securities      $  22,192  $  45,894  $   24,516  $   26,091  $   19,389  $  150,464  $  288,546  $  282,440
  Average interest rate                    6.61%      5.65%       6.48%       6.27%       6.65%       6.50%       6.36%
  Variable interest rate securities   $     316  $     323  $      330  $      337  $      346  $    1,655  $    3,307  $    3,245
  Average interest rate                    6.64%      7.28%       7.26%       7.23%       7.21%       7.23%       7.18%
  Other interest-bearing assets       $     912  $       0  $        0  $        0  $        0  $        0  $      912  $      912
  Average interest rate                    6.50%      0.00%       0.00%       0.00%       0.00%       0.00%       6.50%
Rate sensitive liabilities:
  Non-interest bearing checking       $   7,085  $   6,322  $    1,145  $    1,090  $    1,594  $  119,014  $  136,250  $  136,250
  Average interest rate
  Savings & interest bearing checking $   9,146  $   8,258  $    7,333  $    6,661  $    5,341  $   83,284  $  120,023  $  120,023
  Average interest rate                    1.97%      1.79%       1.79%       1.79%       1.79%       1.73%       1.79%
  Time deposits                       $ 478,474  $  47,847  $   11,321  $    4,412  $    3,095  $    1,715  $  546,864  $  546,909
  Average interest rate                    5.91%      6.08%       5.87%       5.39%       6.01%       3.82%       5.91%
  Fixed interest rate borrowings      $ 130,832  $  17,000  $    1,443  $        0  $        0  $   19,284  $  168,559  $  168,139
  Average interest rate                    5.80%      5.72%       6.15%       0.00%       0.00%       9.29%       6.19%
  Variable interest rate borrowings   $  40,000  $       0  $        0  $        0  $        0  $        0  $   40,000  $   40,000
  Average interest rate                    6.62%      0.00%       0.00%       0.00%       0.00%       0.00%       6.62%


Borrowings

     The Company is a member of the FHLB of Indianapolis. Membership has enabled the Company to participate in the housing programs sponsored by the FHLB, which enhances the Company's ability to offer additional programs throughout its trade area. The Company's Board of Directors has authorized borrowings of up to $100 million under the FHLB program. As of September 30, 2000, the borrowings from the FHLB totaled $51.3 million, with maturities as follows:

                                                                 September 30,
                                                                     2000
                                                                --------------
                                                                (in thousands)
Due October 23, 2000                                                     5,000
Due October 24, 2000                                                     5,000
Due October 25, 2000                                                     5,000
Due December 18, 2000                                                   10,000
Due December 26, 2000                                                   15,000
Due December 28, 2001                                                   10,000
Due June 24, 2003                                                        1,300
Due January 15, 2018                                                        49
                                                                --------------
  Total                                                         $       51,349
                                                                ==============

         All borrowings are collateralized by residential real estate mortgages and mortgage-backed securities. Membership in the FHLB requires an equity investment in FHLB stock. The amount required is computed annually, and is based upon a formula that considers the Company's total investment in residential real estate loans, mortgage-backed securities and any FHLB advances outstanding at year-end. The Company's investment in FHLB stock at September 30, 2000, was $3.6 million.

Capital and Shareholders' Equity

         The Federal Deposit Insurance Corporation's (FDIC) risk based capital regulations require that all banks maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Bank's ratios continue to be above "well capitalized" levels.

         The Company's and Bank's actual capital amounts and ratios are presented in the following table (in thousands):


                                                                                       Minimum Required To Be
                                                               Minimum Required        Well Capitalized Under
                                                                  For Capital         Prompt Corrective Action
                                           Actual              Adequacy Purposes            Regulations
                                  ------------------------  ------------------------  ------------------------
                                     Amount       Ratio        Amount       Ratio        Amount       Ratio
                                  -----------  -----------  -----------  -----------  -----------  -----------

As of September 30, 2000
Total Capital
 (to Risk Weighted Assets)
 Consolidated                     $    79,375        10.20% $    62,247         8.00% $    77,809        10.00%
 Bank                             $    80,613        10.34% $    62,370         8.00% $    77,962        10.00%
Tier I Capital
 (to Risk Weighted Assets)
 Consolidated                     $    73,635         9.46% $    31,123         4.00% $    46,685         6.00%
 Bank                             $    73,664         9.45% $    31,185         4.00% $    46,777         6.00%
Tier I Capital
 (to Average Assets)
 Consolidated                     $    73,635         6.88% $    42,798         4.00% $    53,498         5.00%
 Bank                             $    73,664         6.90% $    42,692         4.00% $    53,364         5.00%

As of December 31, 1999
Total Capital
 (to Risk Weighted Assets)
 Consolidated                     $    74,844        10.26% $    58,330         8.00% $    72,913        10.00%
 Bank                             $    73,980        10.01% $    59,144         8.00% $    73,298        10.00%
Tier I Capital
 (to Risk Weighted Assets)
 Consolidated                     $    67,986         9.32% $    29,165         4.00% $    43,748         6.00%
 Bank                             $    67,458         9.12% $    29,572         4.00% $    44,358         6.00%
Tier I Capital
 (to Average Assets)
 Consolidated                     $    67,986         6.77% $    40,167         4.00% $    50,208         5.00%
 Bank                             $    67,458         6.72% $    40,183         4.00% $    50,228         5.00%



         Total shareholders' equity as of September 30, 2000 increased $5.7 million, or 10.5%, to $59.9 million when compared to December 31, 1999. Net income of $7.0 million, less dividends of $2.3 million, plus the increase in the accumulated other comprehensive income of $1.1 million, less $123,000 for the cost of treasury stock acquired, comprised this increase. The Company has adopted a dividend reinvestment and stock purchase plan that became available to the Company's shareholders in July, 2000. The purpose of the dividend reinvestment plan is to provide participating shareholders with a simple and convenient method of investing cash dividends paid by the Company on its shares of common stock into additional shares of common stock. All of the Company's shareholders of record are eligible to participate in the plan.

RESULTS OF OPERATIONS

Net Income

         Net income increased $697,000, or 11.0%, to $7.0 million for the first nine months of 2000, versus $6.3 million in the same period in 1999. For the three months ended September 30, 2000, net income was $2.3 million compared to $2.1 million for the three months ended September 30, 1999. Basic earnings per share for the first nine months of 2000 was $1.21 per share, versus $1.09 per share for the first nine months of 1999, and $.40 per share for the third quarter of 2000 compared to $.36 per share for the same period of 1999. Diluted earnings per share reflect the potential dilutive impact of stock options granted under an employee stock option plan. The stock options did not have an impact on earnings per share as diluted earnings per share were the same as basic earnings per share for both the nine-month and three-month periods ended September 30, 2000.

Net Interest Income

         The net effect of all factors affecting total interest and dividend income and total interest expense was an increase in net interest income. For the nine-month period ended September 30, 2000, net interest income totaled $26.1 million, an increase of 9.6%, or $2.3 million, versus the first nine months of 1999. For the three-month period ended September 30, 2000, net interest income totaled $8.7 million, an increase of 3.8%, or $319,000, over the same period of 1999. The increase occurred in part as a result of the increase in loans, and by the gradual rise in interest rates, beginning in July 1999 and continuing during the first nine months of 2000.

         During the first nine months of 2000, total interest and dividend income increased $7.8 million, or 15.2%, to $59.0 million, versus $51.2 million during the same nine months of 1999. Interest and dividend income increased $2.7 million, or 15.3%, for the third quarter of 2000, compared to the 1999 quarter. Daily average earning assets for the first three quarters of 2000 increased to $954.3 million, a 6.5% increase over the same period in 1999. For the third quarter, the daily average earning assets increased to $969.0 million, a 7.0% increase over the daily average earning assets of the third quarter of 1999. The tax equivalent yield on average earning assets increased by 58 basis points to 8.26% for the nine-month period ended September 30, 2000, when compared to the same period of 1999. For the three-month period ended September 30, 2000, the yield increased 61 basis points to 8.46% from the yield for the three-month period ended September 30, 1999.

         The increase in the yield on average earning assets reflected increases in the yields on both loans and securities caused by the rising interest rate environment. The yield on securities is historically lower than the yield on loans, and decreasing the ratio of securities to total earning assets will normally raise the yield on earning assets. The ratio of average daily securities to average earning assets for the nine-month and three-month periods ended September 30, 2000 were 29.0% and 29.1% compared to 33.2% and 30.1% for the same periods of 1999. In addition, the overall tax equivalent yield on loans increased 51 and 70 basis points to 8.92% and 9.19% when comparing the nine-month and three-month periods. The yield on securities increased 42 basis points to 6.71% and 42 basis points to 6.73% when comparing the nine-month and three-month periods.

         The average daily loan balances for the first nine months of 2000 increased 13.4% over the average daily loan balances for the same period of 1999. The average daily loan balances for the three-months ended September 30, 2000 increased 8.2% over the average daily loan balances for the three-months ended September 30, 1999. The loan growth since the first quarter of 1999 was primarily funded by securities sales and maturities and also partially funded by increases in deposits and borrowings. The increase in loan interest income of $7.6 million, or 20.1%, and $2.2 million, or 16.6%, for the nine and three-month periods in 2000 as compared to the same periods in 1999, primarily resulted from this loan growth, as well as an increase in the yields.

         Income from securities totaled $13.3 million for the first nine months of 2000, an increase of $194,000, or 1.5%, versus the same period of 1999. The income from securities for the three-month period ended September 30, 2000 was $4.5 million as compared to $4.1 million, an increase of $403,000, or 9.8%, over the three-month period ended September 30, 1999. This increase resulted from an increase in the yields on securities offset by the decrease in average daily balances of securities. The average daily balances of securities for the nine-month period ended September 30, 2000 decreased $20.6 million to $277.2 million when compared to the same period of the prior year. For the three-month period ended September 30, 2000 the average daily balances of securities increased $8.5 million to $281.5 million when compared to the same period of 1999.

         Income from short-term investments amounted to $240,000 for the nine-month period and $97,000 for the three-month period ended September 30, 2000. This compares to $232,000 and $40,000 for the same periods in 1999. The increases of $57,000 and $8,000 for the nine and three-month periods of 2000 over the same periods in 1999 resulted primarily from a 129 and 127 basis point increase in the yields.

         Total interest expense increased $5.5 million or 20.1% to $32.9 million for the nine-month period ended September 30, 2000, from $27.4 million for the nine-month period ended September 30, 1999 and increased $2.4 million or 25.8% for the three-month period ended September 30, 2000, from the $9.3 million for the three-month period ended September 30, 1999. This was a result of the overall growth of deposits in existing offices, changes in the deposit mix and a 48 basis point increase in the Company's daily cost of funds. On an average daily basis, total deposits (including demand deposits) increased 4.6% and 5.7% for the nine and three-month periods ended September 30, 2000, as compared to the similar periods in 1999. When comparing the same periods, the average daily balances of the demand deposit accounts rose $16.4 million and $9.8 million, while the average daily balances of savings and transaction accounts combined increased $15.1 million and $22.0 million. The average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $3.9 million for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. For the three-month period ended September 30, 2000, the average daily balance of time deposits decreased $11.6 million, as compared to the three-months ended September 30, 1999. These deposit trends are the result of management's efforts to grow relationship type accounts such as demand deposit and Investors' Weekly accounts, which pay a lower rate of interest compared to time deposit accounts and better match the characteristics of the assets being generated. Management plans to continue these efforts during the remainder of 2000. Average daily balances of borrowings increased $31.3 million and $19.9 million for the nine and three-month periods ended September 30, 2000 compared to the same periods of 1999, and the rate on borrowings increased 81 and 114 basis points when comparing the same periods. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 7.1% and 6.9% for the nine and three-month periods ended September 30, 2000, as compared to the nine and three-month periods ended September 30, 1999.


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

         The provision amounted to $707,000 and $1,050,000 for the nine-month periods ended September 30, 2000 and 1999,respectively. For the three-month periods ended September 30, 2000 and 1999, the provision amounted to $92,000 and $550,000, respectively. These provisions reflect a number of factors including the size of the loan portfolio, the amount of past due accruing loans (90 days or more), the amount of non-accrual loans and management's overall view on credit quality.

         As of September 30, 2000, loans delinquent 90 days or more that were included in the accompanying financial statements as accrual loans totaled approximately $881,000. At September 30, 2000, loans totaling $264,000 were on non-accrual. At December 31, 1999, there were $171,000 in loans delinquent 90 days or more included as accruing loans in the financial statements and there were $329,000 on non-accrual. These levels of non-performing loans reflect both the general economic conditions that have promoted growth and expansion in the Company's trade area during the last several years, and a credit risk management strategy that promotes diversification.

         As a result of management's analysis of the adequacy of the allowance, the ratio of the allowance for loan losses to total loans was approximately 1.00% for September 30, 2000, as well as for December 31 and September 30, 1999.

         As part of the loan review process, management reviews all loans classified as `special mention' or below, as well as other loans that might require classification as impaired. As of September 30, 2000, loan balances totaling $825,000 were classified as impaired and as of December 31, 1999, $246,000 were classified as impaired.

         Following is a summary of the loan loss experience for the nine months ended September 30, 2000, and the year ended December 31, 1999.

                                                   September 30,  December 31,
                                                        2000         1999
                                                   ------------- -------------
                                                         (in thousands)

Amount of loans outstanding                        $     695,232 $     653,898
                                                   ------------- -------------
Average daily loans outstanding for
  the period                                       $     671,544 $     642,307
                                                   ------------- -------------

Allowance for loan losses at the
  beginning of the period                          $       6,522 $       5,510

Charge-offs:
 Commercial                                                    0           147
 Real estate                                                   0             6
 Installment                                                 378           252
 Credit card and personal credit lines                        26            30
                                                   ------------- -------------
    Total charge-offs                                        404           435

Recoveries:
 Commercial                                                   45            10
 Real estate                                                   0             0
 Installment                                                  75           114
 Credit card and personal credit lines                         4            13
                                                   ------------- -------------
    Total recoveries                                         124           137
                                                   ------------- -------------
Net charge-offs                                              280           298

Provision charged to expense                                 707         1,310
                                                   ------------- -------------
Allowance for loan losses at the end of
 the period                                        $       6,949 $       6,522
                                                   ============= =============

Ratio of annualized net  charge-offs  during the period to average daily loans during the period:
 Commercial                                               (0.01)%        0.02%
 Real estate                                               0.00%         0.00%
 Installment                                               0.06%         0.03%
 Credit card and personal credit lines                     0.00%         0.00%
                                                   ------------- -------------
 Total                                                     0.05%         0.05%
                                                   ============= =============

         Net interest income after provision for loan losses totaled $25.4 million and $8.7 million for the nine and three-month periods ended September 30, 2000. This represented increases of 11.6% and 9.9% over the same periods ended September 30, 1999.

Noninterest Income

         Noninterest income categories for the nine and three-month periods ended September 30, 2000, and 1999 are shown in the following tables:

                                                   Nine Months ended
                                                   September 30, 2000
                                            ----------------------------------
                                                                      Percent
                                               2000        1999       Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Trust and brokerage fees                    $    1,586  $    1,286       23.3%
Service charges on deposits                      3,304       3,198        3.3
Other income (net)                               2,478       2,498       (0.8)
Net gains on the sale of real estate
  mortgages held-for-sale                          366       1,136      (67.8)
Net securities gains                                 0       1,340     (100.0)
                                            ----------  ----------  ----------
     Total noninterest income               $    7,734  $    9,458      (18.2)%
                                            ==========  ==========  ==========

                                                   Three Months ended
                                                   September 30, 2000
                                            ----------------------------------
                                                                      Percent
                                               2000        1999       Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Trust and brokerage fees                    $      530  $      456       16.2%
Service charges on deposits                      1,109       1,105        0.4
Other income (net)                                 871         865        0.7
Net gains on the sale of real estate
  mortgages held-for-sale                          128         381      (66.4)
Net securities gains                                 0         481     (100.0)
                                            ----------  ----------  ----------
     Total noninterest income               $    2,638  $    3,288      (19.8)%
                                            ==========  ==========  ==========

         Trust fees increased 24.6% in the first three quarters of 2000 versus the same period in 1999. This increase was primarily in employee benefit plans, agency and testamentary trusts. Brokerage fees increased 21.0% in the first three quarters of 2000 versus the same period in 1999. This increase was the result of increased volume as customer acceptance of the product appeared to increase.

         The primary sources for the increase in service charges on deposit accounts were fees related to business checking accounts.

         Other income consists of normal recurring fee income, as well as other income that management classifies as non-recurring. The primary decreases for the none-month period ended September 30, 2000 were in other real estate income and mortgage fee income. For the three-month period ended September 30, 2000 the primary increases were in other real estate income and credit card fee income.

         The decrease in profits from the sale of mortgages reflected a decrease in the volume of mortgages sold during the first nine months of 2000 versus sales during the first nine months of 1999. This decrease in volume was a result of the rising interest rate environment and a decrease in demand for home mortgages, which began in the last half of 1999. Management does not anticipate that this trend will shift during the balance of 2000.

Noninterest Expense

         Noninterest expense categories for the nine and three-month periods ended September 30, 2000, and 1999 are shown in the following tables:

                                                   Nine Months ended
                                                   September 30, 2000
                                            ----------------------------------
                                                                      Percent
                                               2000        1999       Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Salaries and employee benefits              $   11,881  $   11,790        0.8%
Occupancy and equipment expense                  3,866       4,010       (3.6)
Other expense                                    7,272       6,859        6.0
                                            ----------  ----------  ----------
     Total noninterest expense              $   23,019  $   22,659        1.6%
                                            ==========  ==========  ==========

                                                   Three Months ended
                                                   September 30, 2000
                                            ----------------------------------
                                                                      Percent
                                               2000        1999       Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Salaries and employee benefits              $    4,257  $    4,089        4.1%
Occupancy and equipment expense                  1,277       1,402       (8.9)
Other expense                                    2,471       2,456        0.6
                                            ----------  ----------  ----------
     Total noninterest expense              $    8,005  $    7,947        0.7%
                                            ==========  ==========  ==========

         The increase in salaries and employee benefits reflected normal salary increases and higher employee insurance premiums, offset by the pension plan curtailment gain of $500,000 recognized in the second quarter of 2000. Total employees decreased to 479 at September 30, 2000, from 485 at September 30, 1999. This decrease resulted primarily from the closing of two offices during the second quarter of 2000.

         The decrease in occupancy and equipment expense was the result of closing two offices in the second quarter of 2000. Also, the growth in these expenses has lessened with the completion of the Year 2000 project and the completion of a major technology upgrade.

         When comparing other expense for the nine and three-month periods ended September 30, 2000 to the same periods of 1999, a significant increase was noted in professional fees (up $372,000, or 76.1%, and $269,000, or 78.4%). This increase was primarily due to non-recurring expenses related to employee benefit plans.

Income Before Income Tax Expense

         Income before income tax expense increased $547,000, or 5.7%, to $10.1 million for the first nine months of 2000, versus $9.6 million for the same period in 1999. For the three months ended September 30, 2000, income before income taxes was $3.3 million versus $3.2 million for the three months ended September 30, 1999. This was due primarily to the increase in net interest income.

Income Tax Expense

         Income tax expense decreased $150,000, or 4.6%, for the first nine months of 2000, compared to the same period in 1999. Income tax expense for the third quarter of 2000 decreased $154,000, or 13.7%, compared to the third quarter of 1999.

         The combined state franchise tax expense and the federal income tax expense as a percentage of income before income tax expense decreased to 30.7% during the first nine months of 2000, compared to 34.0% during the same period in 1999. It decreased to 29.6% for the three months ended September 30, 2000, compared to 35.0% for the same three months in 1999. The decreases were primarily a result of lower state franchise tax expense.

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

         Although various bank regulatory agencies have issued regulations as mandated by the Act, except for the jointly issued privacy regulations, the Act and its implementing regulations have had little impact on the daily operations of the Company and the Bank and, at this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company or the Bank. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Bank has not applied for or received approval to establish any financial subsidiaries. Less than 10% of all bank holding companies have elected to become financial holding companies.


         Item 3 - Quantitative and Qualitative Disclosures About Market Risk

         See "Market Risk" on pages 18-20.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                              September 30, 2000

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

                              September 30, 2000

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



                                  LAKELAND FINANCIAL CORPORATION
                                          (Registrant)




Date: November 14, 2000           /s/ Michael L. Kubacki
                                  Michael L. Kubacki - President and Chief
                                  Executive Officer




Date: November 14, 2000           /s/ David M. Findlay
                                  David M. Findlay - Executive Vice President
                                  and Chief Financial Officer

                                 EXHIBIT INDEX

   Exhibit
     No.       Description                                  Page
   -------     -------------------------------------------  -----

     27        Financial Data Schedule (EDGAR filing only)