Form 10-K
period 2000-12-31
LAKELAND FINANCIAL CORP
filed 2001-03-28
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the fiscal year ended December 31, 2000
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _____________ to ____________________

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

                                     None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

         Aggregate market value of the voting stock held by non-affiliates of the Registrant, computed solely for the purposes of this requirement on the basis of the Nasdaq closing value at February 21, 2001, and assuming solely for the purposes of this calculation that all directors and executive officers of the Registrant are "affiliates": $83,220,656.

         Number of shares of common stock outstanding at February 21, 2001:
5,779,932

                            Cover page 1 of 2 pages

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

         Portions of the following documents are incorporated by reference in the Parts of the 10-K indicated:

            Part                                    Document
            ----                                    --------

         I, II & IV               Lakeland   Financial  Corporation's   Annual
                                  Report to  Shareholders for  the year  ended
                                  December 31, 2000, portions of which are incorporated into Parts I, II and IV of this Form 10-K.


             III Proxy statement mailed to shareholders on March 14, 2001, which is incorporated into
                                  Part III of this Form 10-K.



























                            Cover page 2 of 2 pages

                                    PART I


ITEM 1. BUSINESS
----------------

         The Company was incorporated under the laws of the State of Indiana on February 8, 1983. As used herein, the term "Company" refers to Lakeland Financial Corporation, or if the context dictates, Lakeland Financial Corporation and its wholly-owned subsidiaries, Lake City Bank and Lakeland Capital Trust, as well as LCB Investments Limited, a wholly-owned subsidiary of Lake City Bank.

General

         Company's Business. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended. The Company owns all of the outstanding stock of Lake City Bank, Warsaw, Indiana, a full service commercial bank organized under Indiana law (the "Bank"), and Lakeland Capital Trust, a statutory business trust formed under Delaware law ("Lakeland Trust"). The Bank has a wholly-owned subsidiary, LCB Investments Limited, a Bermuda company, which manages a portion of the Bank's investment portfolio. The Company conducts no business except that incident to its ownership of the outstanding stock of the Bank and the operation of the Bank.

         The Bank's deposits are insured by the Federal Deposit Insurance Corporation to the extent permissible by law. The Bank's main banking office is located at 202 East Center Street, Warsaw, Indiana. As of December 31, 2000, the Bank had 43 offices in fifteen counties throughout north central Indiana.

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

      The Bank competes for loans principally through the range and quality of services it provides including a focus on relationship development, interest rates and loan fees. The Bank believes that its convenience, quality service and hometown relationship approach to banking enhances its ability to compete favorably in attracting and retaining individual and business customers. The Bank actively solicits deposit-related customers and competes for customers by offering personal attention, professional service and competitive interest rates.

         The Bank's service area is north central and north east Indiana. In addition to the banks located within its service area, the Bank also competes with savings and loan associations, credit unions, farm credit services, finance companies, personal loan companies, insurance companies, money market funds, and other non-depository financial intermediaries. Financial intermediaries such as money market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions and accordingly may have an advantage in competing for funds.

         The Bank competes with other major banks for large commercial deposit and loan accounts. The Bank is presently subject to an aggregate maximum loan limit to any single account of approximately $10 million pursuant to Indiana law and internal lending guidelines. This maximum prohibits the Bank from providing a full range of banking services to those businesses or personal accounts whose borrowing requirements may exceed this amount. In order to retain at least a portion of the banking business of these large borrowers, the Bank maintains correspondent relationships with other financial institutions. The Bank also participates with local and other banks in the placement of large borrowings in excess of its lending limit. The Bank is also a member of the Federal Home Loan Bank of Indianapolis in order to broaden its mortgage lending and investment activities and to provide additional funds, if necessary, to support these activities.

         Under the Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and the Bank conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Foreign Operations

         The Company has no investments with any foreign entity other than two nominal demand deposit accounts. One is maintained with a Canadian bank in order to facilitate the clearing of checks drawn on banks located in that country. The other is maintained with a bank in Bermuda for LCB Investments Limited to be used for administrative expenses. There are no foreign loans.

Employees

         At December 31, 2000, the Company, including its subsidiaries, had 435 full-time equivalent employees. Benefit programs include a pension plan, 401(k) plan, group medical insurance, group life insurance and paid vacations. Effective April 1, 2000, the defined benefit pension plan was frozen. The Bank is not a party to any collective bargaining agreement, and employee relations are considered good. The Company also has a stock option plan under which stock options may be granted to employees and directors.

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

         Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the
FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

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

         The Company

         General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require. The Company is also subject to regulation by the DFI under Indiana law.

         Investments and Activities. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

         The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies that have not received approval to operate as financial holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, this authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. As of the date of this filing, the Company has not applied for nor received approval to operate as a financial holding company.

         Federal law also prohibits any person or company from acquiring "control" of a bank or bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% or more of the outstanding shares of a bank or bank holding company.

         Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

         The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total risk-weighted assets; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

         The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

         As of December 31, 2000, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 10.24% and a leverage ratio of 7.20%. As of December 31, 2000, the Company was well-capitalized, as defined by Federal Reserve regulations.

         Dividends. The Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

         Federal Securities Regulation. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

         The Bank

         General. The Bank is an Indiana-chartered bank, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). As a BIF-insured, Indiana-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFI, as the chartering authority for Indiana banks, and the FDIC, as administrator of the BIF.

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

         During the year ended December 31, 2000, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2001, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

         The  FDIC  may  terminate  the  deposit   insurance  of  any  insured
depository institution if the FDIC determines, after a hearing, that the institution: (i) has engaged or is engaging in unsafe or unsound practices;
(ii) is in an unsafe or unsound condition to continue operations; or (iii) has violated any applicable law, regulation, order or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Bank is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

         FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000, and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2000, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

         Supervisory Assessments. All Indiana bank are required to pay supervisory assessments to the DFI to fund the operations of the DFI. During the year ended December 31, 2000, the Bank paid supervisory assessments to the DFI totaling $72,000.

         Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered insured nonmember banks, such as the
Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

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

         During the year ended December 31, 2000, the Bank was not required by the FDIC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2000, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 7.06% and a risk-based capital ratio of 10.06%.

         Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution. As of December 31, 2000, the Bank was well capitalized, as defined by FDIC regulations.

         Dividends. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year to date combined with its retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period.

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2000. As of December 31, 2000, approximately $17 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

         Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

         In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

         Branching Authority. Indiana banks, such as the Bank, have the authority under Indiana law to establish branches anywhere in the State of Indiana, subject to receipt of all regulatory approvals.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Indiana law permits interstate mergers subject to certain conditions, including a prohibition against interstate mergers involving Indiana banks that have been in existence and continuous operation for fewer than five years. Additionally, Indiana law allows out-of-state banks to acquire individual branch offices in Indiana and to establish new branches in Indiana subject to certain conditions, including a requirement that the laws of the state in which the out-of-state bank is headquartered grant Indiana banks authority to acquire and establish branches in such state.

         State Bank Activities. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

         Eligible state banks are also authorized to engage, through "financial subsidiaries," in certain activities that are permissible for financial holding companies (as described above) and certain activities that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity. As of the date of this filing, the Bank has not applied for nor received approval to establish any financial subsidiaries.

         Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW, Investor's Weekly and regular checking accounts), as follows: for transaction accounts aggregating $42.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.8 million, the reserve requirement is $1.284 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

Industry Segments

         The Company is engaged in a single industry and performs a single service -- commercial banking. On the pages that follow are tables which set forth selected statistical information relative to the business of the Company. This data should be read in conjunction with the consolidated financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in the 2000 Annual Report to Shareholders herein incorporated by reference (attached hereto as Exhibit 13).



                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                             INTEREST RATES AND INTEREST DIFFERENTIAL
                                                     (in thousands of dollars)

                                                                       2000                                   1999
                                                      -------------------------------------  -------------------------------------
                                                        Average      Interest                  Average      Interest
                                                        Balance       Income     Yield (1)     Balance       Income     Yield (1)
                                                      -----------  -----------  -----------  -----------  -----------  -----------
 ASSETS
 Earning assets:
   Loans:
     Taxable (2)                                      $   676,807  $    61,554         9.09% $   602,250  $    51,602         8.57%
     Tax exempt (1)                                         2,391          215         8.99        2,920          275         9.42

   Investments: (1)
     Available for sale                                   279,569       18,850         6.74      291,005       18,597         6.39
     Held to maturity                                           0            0         0.00            0            0         0.00

   Short-term investments                                   5,778          367         6.35        5,230          259         4.95

   Interest bearing deposits                                  960           55         5.73          308           16         5.19
                                                      -----------  -----------  -----------  -----------  -----------  -----------
 Total earning assets                                     965,505       81,041         8.39%     901,713       70,749         7.85%
                                                                   ===========                                         ===========

 Nonearning assets:
   Cash and due from banks                                 41,202            0                    37,767            0

   Premises and equipment                                  27,276            0                    27,248            0

   Other nonearning assets                                 30,191            0                    27,784            0

   Less:  allowance for loan losses                        (6,813)           0                    (5,958)           0
                                                      -----------  -----------               -----------  -----------
 Total assets                                         $ 1,057,361  $    81,041               $   988,554  $    70,749
                                                      ===========  ===========               ===========  ===========

(1) Tax exempt  income was  converted to a fully  taxable equivalent  basis at  a 34 percent tax  rate for 2000 and  1999. The tax
    equivalent rate for tax exempt   loans and tax exempt securities acquired after January 1, 1983, included the TEFRA adjustment applicable to nondeductible interest expenses.  Nonaccrual loans are included in the above analysis as earning assets - loans.

(2) Loan fees, which are immaterial in relation to  total taxable loan interest  income for  the years ended December 31, 2000 and
    1999 are included as taxable loan interest income.




                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                     (in thousands of dollars)

                                                                       1999                                   1998
                                                      -------------------------------------  -------------------------------------
                                                        Average      Interest                  Average      Interest
                                                        Balance       Income     Yield (1)     Balance       Income     Yield (1)
                                                      -----------  -----------  -----------  -----------  -----------  -----------
 ASSETS
 Earning assets:
   Loans:
     Taxable (2)                                      $   602,250  $    51,602         8.57% $   486,437  $    44,225         9.09%
     Tax exempt (1)                                         2,920          275         9.42        2,899          295        10.18

   Investments: (1)
     Available for sale                                   291,005       18,597         6.39      142,499        9,062         6.36
     Held to maturity                                           0            0         0.00      160,173       10,858         6.78

   Short-term investments                                   5,230          259         4.95        9,545          510         5.34

   Interest bearing deposits                                  308           16         5.19          133            9         6.77
                                                      -----------  -----------  -----------  -----------  -----------  -----------
 Total earning assets                                     901,713       70,749         7.85%     801,686       64,959         8.10%
                                                                                ===========                            ===========
 Nonearning assets:
   Cash and due from banks                                 37,767            0                    36,215            0

   Premises and equipment                                  27,248            0                    25,198            0

   Other nonearning assets                                 27,784            0                    24,324            0

   Less:  allowance for loan losses                        (5,958)           0                    (5,403)           0
                                                      -----------  -----------               -----------  -----------
 Total assets                                         $   988,554  $    70,749               $   882,020  $    64,959
                                                      ===========  ===========               ===========  ===========

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




                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                     (in thousands of dollars)

                                                                       2000                                  1999
                                                      -------------------------------------  -------------------------------------
                                                        Average      Interest                  Average      Interest
                                                        Balance      Expense       Yield       Balance      Expense       Yield
                                                      -----------  -----------  -----------  -----------  -----------  -----------
 LIABILITIES AND STOCKHOLDERS'
  EQUITY

 Interest bearing liabilities:
   Savings deposits                                   $    53,372  $       899         1.68% $    54,562  $       935         1.71%

   Interest bearing checking accounts                      71,124        1,856         2.61       56,304          861         1.53

   Time Deposits:
     In denominations under $100,000                      367,321       21,816         5.94      359,700       17,394         4.84
     In denominations over $100,000                       157,040        7,824         4.98      150,182        7,963         5.30

   Miscellaneous short-term borrowings                    176,562       10,083         5.71      146,680        7,139         4.87

   Long-term borrowings                                    32,342        2,523         7.80       37,312        2,801         7.51
                                                      -----------  -----------  -----------  -----------  -----------  -----------
 Total interest bearing liabilities                       857,761       45,001         5.25%     804,740       37,093         4.61%

 Noninterest bearing liabilities
  and stockholders' equity:
   Demand deposits                                        134,270            0                   120,808            0

   Other liabilities                                        8,447            0                     7,834            0

   Stockholders' equity                                    56,883            0                    55,172            0
                                                      -----------  -----------               -----------  -----------
 Total liabilities and stockholders'
  equity                                              $ 1,057,361  $    45,001               $   988,554  $    37,093
                                                      ===========  ===========               ===========  ===========
 Net interest differential - yield on
   average daily earning assets                                    $    36,040         3.73%              $    33,656         3.73%
                                                                   ===========  ===========               ===========  ===========





                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                     (in thousands of dollars)


                                                                       1999                                   1998
                                                      -------------------------------------  -------------------------------------
                                                        Average      Interest                  Average      Interest
                                                        Balance      Expense       Yield       Balance      Expense       Yield
                                                      -----------  -----------  -----------  -----------  -----------  -----------
 LIABILITIES AND STOCKHOLDERS'
 EQUITY

 Interest bearing liabilities:
   Savings deposits                                   $    54,562  $       935         1.71% $    55,299  $     1,331         2.41%

   Interest bearing checking accounts                      56,304          861         1.53       65,895        1,322         2.01

   Time Deposits:
     In denominations under $100,000                      359,700       17,394         4.84      326,123       17,234         5.28
     In denominations over $100,000                       150,182        7,963         5.30      142,589        8,267         5.80

   Miscellaneous short-term borrowings                    146,680        7,139         4.87       90,752        4,724         5.21

   Long-term borrowings                                    37,312        2,801         7.51       44,349        3,213         7.24
                                                      -----------  -----------  -----------  -----------  -----------  -----------
 Total interest bearing liabilities                       804,740       37,093         4.61%     725,007       36,091         4.98%
                                                                                ===========                            ===========
 Noninterest bearing liabilities
  and stockholders' equity:
   Demand deposits                                        120,808            0                    98,957            0

   Other liabilities                                        7,834            0                     7,386            0

   Stockholders' equity                                    55,172            0                    50,670            0

 Total liabilities and stockholders'                  -----------  -----------               -----------  -----------
  equity                                              $   988,554  $    37,093               $   882,020  $    36,091
                                                      ===========  ===========               ===========  ===========
 Net interest differential - yield on
   average daily earning assets                                    $    33,656         3.73%              $    28,868         3.60%
                                                                   ===========  ===========               ===========  ===========



                                           ANALYSIS OF CHANGES IN INTEREST DIFFERENTIALS
                                                 (fully taxable equivalent basis)
                                                     (in thousands of dollars)

                                                      YEAR ENDED DECEMBER 31,


                                                            2000 Over (Under) 1999 (1)             1999 Over (Under) 1998 (1)
                                                      -------------------------------------  -------------------------------------
                                                         Volume       Rate         Total        Volume       Rate         Total
                                                      -----------  -----------  -----------  -----------  -----------  -----------
 INTEREST AND LOAN FEE INCOME (2)
   Loans:
     Taxable                                          $     6,651  $     3,301  $     9,952  $    10,041  $    (2,664) $     7,377
      Tax exempt                                              (48)         (12)         (60)           2         (115)        (113)
   Investments:
     Available for sale                                      (748)       1,001          253        8,881         (607)       8,274
     Held to maturity                                           0            0            0      (10,858)           0      (10,858)

   Short-term investments                                      29           79          108         (215)         (37)        (252)

   Interest bearing deposits                                   37            2           39           10           (3)           7
                                                      -----------  -----------  -----------  -----------  -----------  -----------
 Total interest income                                      5,921        4,371       10,292        7,861       (3,426)       4,435
                                                      -----------  -----------  -----------  -----------  -----------  -----------

 INTEREST EXPENSE
   Savings deposits                                           (20)         (16)         (36)         (18)        (378)        (396)
   Interest bearing checking accounts                         270          725          995         (175)        (286)        (461)

   Time deposits
     In denominations under $100,000                          376        4,046        4,422        1,692       (1,532)         160
     In denominations over $100,000                           354         (493)        (139)         426         (730)        (304)

   Miscellaneous short-term borrowings                      1,591        1,353        2,944        2,740         (325)       2,415

   Long-term borrowings                                      (384)         106         (278)        (525)         113         (412)
                                                      -----------  -----------  -----------  -----------  -----------  -----------
 Total interest expense                                     2,187        5,721        7,908        4,140       (3,138)       1,002
                                                      -----------  -----------  -----------  -----------  -----------  -----------
 INCREASE (DECREASE) IN
   INTEREST DIFFERENTIALS                             $     3,734  $    (1,350) $     2,384  $     3,721  $      (288) $     3,433
                                                      -----------  -----------  -----------  -----------  -----------  -----------

(1) The earning  assets and  interest bearing liabilities  used to  calculate interest  differentials are  based on  average daily balances for 2000, 1999 and 1998. The changes in volume represent "changes in volume times the old rate". The  changes in rate represent "changes in rate times old volume". The changes in rate/volume were also calculated by "change  in rate times change in volume" and allocated  consistently  based upon the relative absolute values of the changes in volume and changes in rate.

(2) Tax exempt income was converted to a fully taxable equivalent basis  at a 34 percent tax rate for 2000, 1999 and 1998. The tax equivalent rate  for tax exempt  loans and tax  exempt securities  included the TEFRA  adjustment applicable  to nondeductible interest expense.





                                                      ANALYSIS OF SECURITIES
                                                     (in thousands of dollars)

 The amortized  cost and the fair value of securities as of December 31, 2000, 1999 and 1998 were as follows:

                                                                2000                      1999                      1998
                                                      ------------------------  ------------------------  ------------------------
                                                       Amortized      Fair       Amortized      Fair       Amortized      Fair
                                                         Cost         Value        Cost         Value        Cost         Value
                                                      -----------  -----------  -----------  -----------  -----------  -----------
 Securities available for sale:
   U.S. Treasury securities                           $    38,037  $    38,066  $    35,133  $    34,614  $    38,938  $    39,521
   U.S. Government agencies                                 6,672        6,550        3,726        3,201          909        1,025
   Mortgage-backed securities                             207,499      207,594      196,245      192,569      225,741      225,914
   State and municipal securities                          35,416       35,430       35,432       32,714       56,924       59,112
   Other debt securities                                    6,327        5,968        8,829        8,323        2,086        2,086
                                                      -----------  -----------  -----------  -----------  -----------  -----------
 Total debt securities available for sale             $   293,951  $   293,608  $   279,365  $   271,421  $   324,598  $   327,658
                                                      -----------  -----------  -----------  -----------  -----------  -----------

 Securities held to maturity:
   U.S. Treasury securities                           $         0  $         0  $         0  $         0  $    21,170  $    21,501
   U.S. Government agencies                                     0            0            0            0        2,176        2,246
   Mortgage-backed securities                                   0            0            0            0      116,788      117,185
   State and municipal securities                               0            0            0            0       22,418       24,044
   Other debt securities                                        0            0            0            0        1,007        1,103
                                                      -----------  -----------  -----------  -----------  -----------  -----------
 Total debt securities held to maturity               $         0  $         0  $         0  $         0  $   163,559  $   166,079
                                                      -----------  -----------  -----------  -----------  -----------  -----------




                                                  ANALYSIS OF SECURITIES (cont.)
                                                   (Fully Tax Equivalent Basis)
                                                     (in thousands of dollars)

      The weighted average yields (1) and maturity distribution (2) for  debt securities  portfolio at  December 31, 2000, were as follows:

                                                                                             After One    After Five
                                                                                   Within       Year         Years        Over
                                                                                    One        Within     Within Ten       Ten
                                                                                    Year     Five Years      Years        Years
                                                                                -----------  -----------  -----------  -----------
 Securities available for sale:

 U.S. Treasury securities
   Book value                                                                   $    30,282  $     7,755  $         0  $         0
   Yield                                                                               6.35%        8.27%

 Government agencies
   Book value                                                                             0        6,671            0            0
   Yield                                                                                            5.51%

 Mortgage-backed securities
   Book value                                                                           120        5,879       86,573      114,742
   Yield                                                                               7.00%        6.52%        6.90%        6.97%

 State and municipal securities subdivisions
   Book value                                                                             0           99        2,155       33,348
   Yield                                                                                            6.85%        5.13%        5.02%

 Other debt securities
   Book value                                                                             0        3,077            0        3,250
   Yield                                                                                            6.88%                     8.84%
                                                                                -----------  -----------  -----------  -----------

 Total debt securities available for sale:
   Book value                                                                   $    30,402  $    23,481  $    88,728  $   151,340
   Yield                                                                               6.36%        6.86%        6.85%        6.58%
                                                                                ===========  ===========  ===========  ===========

(1) Tax exempt income was converted to a fully taxable  equivalent  basis at a 34% rate.
(2) The maturity distribution of mortgage-backed  securities was based upon nticipated  payments as computed by using the historic average payment speed from date of issue.

     There were no investments in securities of any one issuer that exceeded 10% of stockholders' equity at December 31, 2000.



                                                    ANALYSIS OF LOAN PORTFOLIO
                                                   Analysis of Loans Outstanding
                                                     (in thousands of dollars)


      The Company segregates its loan  portfolio into four basic  segments: commercial  (including agri-business  and agricultural loans), real estate mortgages, installment and personal line of credit  loans(including credit card loans). The  loan portfolio as of December 31, 2000, 1999, 1998, 1997 and 1996 was as follows:

                                                                      2000         1999         1998         1997         1996
                                                                   -----------  -----------  -----------  -----------  -----------
 Commercial loans:
   Taxable                                                         $   487,125  $   419,034  $   343,858  $   269,887  $   226,190
   Tax exempt                                                            2,374        3,048        2,867        3,065        3,414

 Total commercial loans                                                489,499      422,082      346,725      272,952      229,604

 Real estate mortgage loans                                             52,731       46,872       60,555       65,368       60,949

 Installment loans                                                     129,729      146,711      100,196       89,107       71,398

 Line of credit and credit card loans                                   46,917       38,233       31,020       31,207       20,314
                                                                   -----------  -----------  -----------  -----------  -----------
   Total loans                                                         718,876      653,898      538,496      458,634      382,265

 Less allowance for loan losses                                          7,124        6,522        5,510        5,308        5,306
                                                                   -----------  -----------  -----------  -----------  -----------
   Net loans                                                       $   711,752  $   647,376  $   532,986  $   453,326  $   376,959
                                                                   ===========  ===========  ===========  ===========  ===========

     The real estate mortgage loan portfolio included construction loans totaling $3,627, $4,488, $2,975, $3,089  and $1,647 as of
December 31, 2000,  1999, 1998, 1997  and 1996. The loan  classifications are  based on  the nature  of the  loans as  of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.



                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                               Analysis of Loans Outstanding (cont.)
                                                     (in thousands of dollars)

      Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate  schedules included in the related  loan agreements  or upon  scheduled  maturity  of each  principal  payment.  The following  table indicates  the rate sensitivity of the loan portfolio as of December 31,  2000. The table  includes the real estate  loans held  for sale  and assumes these loans will not be sold during the various time horizons.

                                                                                               Line of
                                                                                               Credit
                                                                                                 and
                                                                       Real                    Credit
                                                      Commerciall     Estate    Installment     Card         Total       Percent
                                                      -----------  -----------  -----------  -----------  -----------  -----------
Immediately adjustable interest rates
   or original maturity of one day                    $   269,542  $         0  $         0  $    43,399  $   312,941         43.5%

 Other within one year                                     68,908        5,563       42,555        2,550      119,576         16.6

 After one year, within five years                        142,641        5,058       84,797          825      233,321         32.5

 Over five years                                            8,239       42,073        2,377          143       52,832          7.4

 Nonaccrual loans                                             169           37            0            0          206          0.0
                                                      -----------  -----------  -----------  -----------  -----------  -----------
   Total loans                                        $   489,499  $    52,731  $   129,729  $    46,917  $   718,876        100.0%
                                                      ===========  ===========  ===========  ===========  ===========  ===========

     A portion of the loans are short-term maturities. At maturity, credits are reviewed, and if renewed, are renewed at rates and conditions that prevail at the time of maturity.

     Loans due after one year  which have  a predetermined  interest rate  and loans  due after  one year  which have  floating or adjustable  interest  rates as of December 31, 2000 amounted to $240,702 and $45,453.



                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                                   Review of Nonperforming Loans
                                                     (in thousands of dollars)

      The  following  is a summary of  nonperforming  loans as of December 31, 2000, 1999, 1998, 1997 and 1996.

                                                                      2000         1999         1998         1997         1996
                                                                   -----------  -----------  -----------  -----------  -----------
PART A - PAST DUE ACCRUING LOANS (90 DAYS OR MORE)

Real estate mortgage loans                                         $       398  $         0  $         0  $         0  $       126

Commercial and industrial loans                                          7,635           20          159          236           22

Loans to individuals for household, family and
  other personal expenditures                                              171          151           68           69           68

Loans to finance agriculture production and
  other loans to farmers                                                     0            0            0            0            0
                                                                   -----------  -----------  -----------  -----------  -----------
  Total past due loans                                                   8,204          171          227          305          216
                                                                   -----------  -----------  -----------  -----------  -----------
PART B - NONACCRUAL LOANS

Real estate mortgage loans                                                  37            0            0          338          155

Commercial and industrial loans                                            169          329            0          720          229

Loans to individuals for household, family and
  other personal expenditures                                                0            0            0            0            0

Loans to finance agriculture production and
 other loans to farmers                                                      0            0            0            0            0
                                                                   -----------  -----------  -----------  -----------  -----------
  Total nonaccrual loans                                                   206          329            0        1,058          384
                                                                   -----------  -----------  -----------  -----------  -----------
PART C - TROUBLED DEBT RESTRUCTURED LOANS                                1,127        1,179        1,281        1,377        1,284
                                                                   -----------  -----------  -----------  -----------  -----------
Total nonperforming loans                                          $     9,537  $     1,679  $     1,508  $     2,740  $     1,884
                                                                   ===========  ===========  ===========  ===========  ===========

     Nonearning assets of the Company include nonaccrual loans (as indicated above), nonaccrual investments, other real estate and repossessions, which amounted to $318 at December 31, 2000.

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

         Loans past due over 90 days and still accruing interest were $6,791,000 (excluding impaired loans) at year-end 2000. The increase in loans past due 90 days or more and still accruing resulted from the inclusion of two commercial loans totaling $6.2 million, or approximately 90% of the $6.8 million in this category. Of this amount, $1.4 million was paid off subsequent to the end of the fiscal year. A second loan of $4.8 million matured in the fourth quarter of 2000 and has therefore been included in this category. The borrower is current on all interest under the matured facility. The Company has reached an agreement with a bank participant and the borrower to extend the terms of the financing. This extension was completed during the first quarter of 2001.

         As of December 31, 2000, there were $206,000 of loans on nonaccrual status and one loan of $1.4 million classified as impaired.

PART C - TROUBLED DEBT RESTRUCTURED LOANS

         Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

         Loans renegotiated as troubled debt restructurings totaled $1.1 million as of December 31, 2000. Interest income of $106,000 was recognized in 2000. Had these loans been performing under the original contract terms, an additional $17,000 would have been reflected in interest income during 2000. The Company is not committed to lend additional funds to debtors whose loans have been modified.

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


Basis For Determining Allowance For Loan Losses:


         Management is responsible for determining the adequacy of the allowance for loan losses. This responsibility is fulfilled by management in a number of ways, including the following:

- Management reviews the larger individual loans (primarily in the commercial loan portfolio) for unfavorable collectability factors and assesses the requirement for specific reserves on such credits. For those loans not subject to specific reviews, management reviews previous loan loss experience to establish historical ratios and trends in charge-offs by loan category. The ratios of net charge-offs to particular types of loans enable management to estimate charge-offs in future periods by loan category and thereby establish appropriate reserves for loans not specifically reviewed.

- Management reviews the current economic conditions of its lending market to determine the effects on loan charge-offs by loan category, in addition to the effects on the loan portfolio as a whole.

- Management reviews delinquent loan reports to determine risk of loan charge-offs. High delinquencies are generally indicative of an increase in future loan charge-offs.

         Based upon these policies and objectives, $1.2 million, $1.3 million and $480,000 were charged to the provision for loan losses and added to the allowance for loan losses in 2000, 1999 and 1998, respectively.

         The allocation of the allowance for loan losses to the various lending areas is performed by management in relation to perceived exposure to loss in the various loan portfolios. However, the allowance for loan losses is available in its entirety to absorb losses in any particular loan category.



                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                                       Summary of Loan Loss
                                                     (in thousands of dollars)

      The following is a summary of the loan loss experience for the years ended December 31, 2000, 1999, 1998,

                                                                      2000         1999         1998         1997         1996
                                                                   -----------  -----------  -----------  -----------  -----------
Amount of loans outstanding, December 31,                          $   718,876  $   653,898  $   538,496  $   458,634  $   382,265
                                                                   ===========  ===========  ===========  ===========  ===========
Average daily loans outstanding during the year
  ended December 31,                                               $   678,967  $   605,170  $   489,336  $   414,033  $   352,811
                                                                   ===========  ===========  ===========  ===========  ===========
Allowance for loan losses, January 1,                              $     6,522  $     5,510  $     5,308  $     5,306  $     5,472
                                                                   -----------  -----------  -----------  -----------  -----------
Loans charged-off
  Commercial                                                               200          147            9           99          171
  Real estate                                                               30            6            0           33            0
  Installment                                                              483          252          329          190          158
  Credit cards and personal credit lines                                    35           30           78           37           39
                                                                   -----------  -----------  -----------  -----------  -----------
Total loans charged-off                                                    748          435          416          359          368
                                                                   -----------  -----------  -----------  -----------  -----------
Recoveries of loans previously charged-off
  Commercial                                                                45           10           44           18           12
  Real estate                                                                0            0            0            0            0
  Installment                                                               93          114           86           66           54
  Credit cards and personal credit lines                                     6           13            8            8           16
                                                                   -----------  -----------  -----------  -----------  -----------
Total recoveries                                                           144          137          138           92           82
                                                                   -----------  -----------  -----------  -----------  -----------
Net loans charged-off                                                      604          298          278          267          286
Purchase loan adjustment                                                     0            0            0            0            0
Provision for loan loss charged to expense                               1,206        1,310          480          269          120
                                                                   -----------  -----------  -----------  -----------  -----------
  Balance, December 31,                                            $     7,124  $     6,522  $     5,510  $     5,308  $     5,306
                                                                   ===========  ===========  ===========  ===========  ===========
Ratio of net charge-offs during the period to
  average daily loans outstanding
  Commercial                                                              0.02%        0.02%       (0.01)%       0.02%        0.03%
  Real estate                                                             0.00         0.00         0.00         0.01         0.01
  Installment                                                             0.06         0.02         0.05         0.03         0.00
  Credit cards and personal credit lines                                  0.01         0.01         0.02         0.01         0.04
                                                                   -----------  -----------  -----------  -----------  -----------
Total                                                                     0.09%        0.05%        0.06%        0.07%        0.08%
                                                                   ===========  ===========  ===========  ===========  ===========
Ratio of allowance for loan losses to
  Nonperforming assets                                                   73.83%      368.06%      258.20%      176.99%      204.31%
                                                                   ===========  ===========  ===========  ===========  ===========


                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                              Allocation of Allowance for Loan Losses
                                                     (in thousands of dollars)

      The following is a summary of the allocation for loan losses as of December 31, 2000, 1999, 1998, 1997 and 1996.

                                                                2000                      1999                      1998
                                                      ------------------------  ------------------------  ------------------------
                                                       Allowance    Loans as     Allowance    Loans as     Allowance    Loans as
                                                           For     Percentage        For     Percentage        For     Percentage
                                                          Loan      of Gross        Loan      of Gross        Loan      of Gross
                                                         Losses       Loans        Losses       Loans        Losses       Loans
                                                      -----------  -----------  -----------  -----------  -----------  -----------
 Allocated allowance for loan losses
   Commercial                                         $     5,205        68.09% $     4,750        64.55% $     1,647        64.39%
   Real estate                                                132         7.34          120         7.17          130        11.24
   Installment                                                974        18.04        1,202        22.43          845        18.61
   Credit cards and personal credit lines                     352         6.53          185         5.85          130         5.76
                                                      -----------  -----------  -----------  -----------  -----------  -----------
 Total allocated allowance for loan losses                  6,663       100.00%       6,257       100.00%       2,752       100.00%
                                                                   ===========               ===========               ===========
 Unallocated allowance for loan losses                        461                       265                     2,758
                                                      -----------               -----------               -----------
 Total allowance for loan losses                      $     7,124               $     6,522               $     5,510
                                                      ===========               ===========               ===========


                                                                1997                      1996
                                                      ------------------------  ------------------------
                                                       Allowance    Loans as     Allowance    Loans as
                                                           For     Percentage        For     Percentage
                                                          Loan      of Gross        Loan      of Gross
                                                         Losses       Loans        Losses       Loans
                                                      -----------  -----------  -----------  -----------
 Allocated allowance for loan losses
   Commercial                                         $     1,341        59.52% $     1,213        60.07%
   Real estate                                                131        14.25          123        15.94
   Installment                                                673        19.43          530        18.68
   Credit cards and personal credit lines                     103         6.80          151         5.31
                                                      -----------  -----------  -----------  -----------
 Total allocated allowance for loan losses                  2,248       100.00%       2,017       100.00%
                                                                   ===========               ===========
 Unallocated allowance for loan losses                      3,060                     3,289
                                                      -----------               -----------
 Total allowance for loan losses                      $     5,308               $     5,306
                                                      ===========               ===========

       In 1999, the Company reviewed and revised the allocation process for the Allowance for Loan Losses. These changes primarily effected the allocations as they pertain to the commercial loans classified in the  Company's internal  watch list.  These changes also brought the Company's  methodology into  conformity with  recent regulatory  guidance.  The Company  continues to  review the allocation process and the documentation for the Allowance for Loan Losses, therefore future changes may occur.



                                                       ANALYSIS OF DEPOSITS
                                                     (in thousands of dollars)

      The average  daily deposits  for the  years ended  December 31, 2000, 1999  and 1998, and  the average  rates paid  on those deposits are summarized in the following table:

                                                                2000                      1999                      1998
                                                      ------------------------  ------------------------  ------------------------
                                                         Average     Average      Average     Average       Average     Average
                                                          Daily        Rate        Daily        Rate         Daily        Rate
                                                         Balance       Paid       Balance       Paid        Balance       Paid
                                                      -----------  -----------  -----------  -----------  -----------  -----------
 Demand deposits                                      $   134,270         0.00% $   120,808         0.00% $    98,957         0.00%

 Savings accounts:
   Regular savings                                         53,372         1.68       54,562         1.71       55,299         2.41
   Interest bearing checking                               71,124         2.61       56,304         1.53       65,895         2.01

 Time deposits:
   Deposits of $100,000 or more                           157,040         4.98      150,182         5.30      142,589         5.80
   Other time deposits                                    367,321         5.94      359,700         4.84      326,123         5.28
                                                      -----------  -----------  -----------  -----------  -----------  -----------
 Total deposits                                       $   783,127         4.14% $   741,556         3.66% $   688,863         4.09%
                                                      ===========  ===========  ===========  ===========  ===========  ===========

     As of December 31, 2000, time certificates of deposit in denominations of $100,000 or more will mature as follows:

 Within three months                                  $    79,481

 Over three months, within six months                      64,333

 Over six months, within twelve months                     28,996

 Over twelve months                                         7,489
                                                      -----------
 Total time certificates of deposit in
   denominations of $100,000 or more                  $   180,299
                                                      ===========

                      QUALITATIVE MARKET RISK DISCLOSURE

         Management's market risk disclosure appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report to Shareholders and is incorporated herein by reference in response to this item. The Company's primary market risk exposure is interest rate risk. The Company does not have a material exposure to foreign currency exchange rate risk, does not own any derivative financial instruments and does not maintain a trading portfolio.


                       RETURN ON EQUITY AND OTHER RATIOS

     The rates of return on average daily assets and stockholders' equity, the dividend payout ratio, and the average daily stockholders' equity to average daily assets for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                            2000         1999         1998
                                         -----------  -----------  -----------

Percent of net income to:
  Average daily total assets                    0.88%        0.84%        0.89%

  Average daily stockholders' equity           16.39        15.08        15.57

Percentage of  ividends declared per
  common share to basic earnings per
  weighted average number of common
  shares outstanding (5,813,984 shares
  in 2000, 1999 and 1998)                      32.50        30.77        24.26

Percentage of average daily
  stockholders' equity to average
  daily total assets                            5.38         5.58         5.74

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

                                            2000         1999         1998
                                         -----------  -----------  -----------


Outstanding at year end                  $   138,154  $   121,374  $   110,163

Approximate average interest rate at
  year end                                      5.37%        4.75%        4.78%

Highest amount outstanding as of any
  month end during the year              $   143,677  $   143,353  $   110,163

Approximate average outstanding
  during the year                        $   121,267  $   120,950  $    84,157

Approximate average interest rate
  during the year                               5.35%        4.76%        5.19%


     Securities sold under agreement to repurchase include fixed rate, term transactions initiated by the investment department of the Bank, as well as corporate sweep accounts.

ITEM 2. PROPERTIES
------------------

      The Company conducts its operations from the following locations:
Branches/Headquarters
Main/Headquarters      202 E. Center St.            Warsaw          IN
Warsaw Drive-up        East Center St.              Warsaw          IN
Akron                  102 East Rochester           Akron           IN
Argos                  100 North Michigan           Argos           IN
Bremen                 1600 Indiana State Road 331  Bremen          IN
Columbia City          601 Countryside Dr.          Columbia City   IN
Concord                4202 Elkhart Road            Goshen          IN
Cromwell               111 North Jefferson St.      Cromwell        IN
Elkhart Beardsley      864 East Beardsley St.       Elkhart         IN
Elkhart East           22050 State Road 120         Elkhart         IN
Elkhart Hubbard Hill   58404 State Road 19          Elkhart         IN
Elkhart Northwest      1208 N. Nappanee St.         Elkhart         IN
Fort Wayne North       302 East DuPont Rd.          Fort Wayne      IN
Fort Wayne Southwest   10429 Illinois Rd.           Fort Wayne      IN
Goshen Downtown        102 North Main St.           Goshen          IN
Goshen South           2513 South Main St.          Goshen          IN
Granger                12830 State Road 23          Granger         IN
Greentown              520 W. Main                  Greentown       IN
Huntington             1501 N. Jefferson St.        Huntington      IN
Kendallville East      631 Professional Way         Kendallville    IN
LaGrange               901 South Detroit            LaGrange        IN
Ligonier Downtown      222 S. Calvin St.            Ligonier        IN
Ligonier South         1470 U.S. Highway 33 South   Ligonier        IN
Logansport             3900 Highway 24 East         Logansport      IN
Medaryville            Main St.                     Medaryville     IN
Mentone                202 East Main St.            Mentone         IN
Middlebury             712 Wayne Ave.               Middlebury      IN
Milford                Indiana State Road 15 North  Milford         IN
Mishawaka              5015 N. Main St.             Mishawaka       IN
Nappanee               202 West Market St.          Nappanee        IN
North Webster          644 North Main St.           North Webster   IN
Peru                   2 N. Broadway                Peru            IN
Pierceton              202 South First St.          Pierceton       IN
Plymouth               862 E. Jefferson St.         Plymouth        IN
Roann                  110 Chippewa St.             Roann           IN
Rochester              507 East 9th St.             Rochester       IN
Shipshewana            895 North Van Buren St.      Shipshewana     IN
Silver Lake            102 Main St.                 Silver Lake     IN
Syracuse               502 South Huntington         Syracuse        IN
Wabash North           1004 North Cass St.          Wabash          IN
Warsaw East            3601 Commerce Dr.            Warsaw          IN
Warsaw West            1221 West Lake St.           Warsaw          IN
Winona Lake            99 Chestnut St.              Winona Lake     IN
Winona Lake East       1324 Wooster Rd.             Winona Lake     IN

      The Company leases from third parties, the real estate and buildings for its offices in Akron and Milford and the building for its Winona Lake East office. In addition, the Company leases the real estate for its Wabash North office and its freestanding ATMs. All the other branch facilities are owned by the Company. The Company also owns parking lots in downtown Warsaw for the use and convenience of Company employees and customers, as well as leasehold improvements, equipment, furniture and fixtures necessary to operate the banking facilities.

      In addition, the Company owns buildings, which it uses for various offices and computer facilities, for employee training and undeveloped real estate which it currently intends to use for branch facilities in the future. The Company also leases from third parties facilities for computer facilities and the storage of supplies.

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

      No matter was submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
-----------------------------------------------------------------------------

         Information relating to the principal market for and the prices of the Company's common stock, and information as to dividends are contained under the caption "Stock and Dividend Information" in the 2000 Annual Report to Shareholders and are incorporated herein by reference. On December 31, 2000, the Company had approximately 1,900 shareholders of record, including those employees who participate in the Company's 401(K) plan.

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

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

         A five-year consolidated financial summary, containing the required selected financial data, appears under the caption "Selected Financial Data" on page 7 in the 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 - 31 in the 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         Quantitative and qualitative disclosures about market risk appear under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 - 31 in the 2000 Annual Report to Shareholders and is incorporated herein by reference.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

         The following consolidated financial statements appear in the 2000 Annual Report to Shareholders and are incorporated herein by reference.

Consolidated Balance Sheets at December 31, 2000 and 1999.
Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998. Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998. Notes to Consolidated Financial Statements.
Report of Independent Auditors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

         Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------
         The information appearing in the definitive Proxy Statement dated March 14, 2001, is incorporated herein by reference in response to this item.

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and persons who own more than 10% of our common stock file reports of ownership and change in ownership with the Securities and Exchange Commission. They are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms, and, if appropriate, representations made to us by any reporting person concerning whether a Form 5 was required to be filed for 2000, we are not aware that any of our directors, executive officers or 10% shareholders failed to comply with the filing requirements of Section 16(a) during 2000.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         The information appearing in the definitive Proxy Statement dated March 14, 2001, is incorporated herein by reference in response to this item. The sections in the Proxy Statement marked "Report of the Compensation
Committee on Executive Compensation" and "Stock Price Performance" are furnished for the information of the Commission and are not deemed to be "filed" as part of the Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The information appearing in the definitive Proxy Statement dated March 14, 2001, is incorporated herein by reference in response to this item.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The information appearing in the definitive Proxy Statement dated March 14, 2001, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)      The documents listed below are filed as a part of this report:

         (1)      Financial Statements.
                  ---------------------
                  The following financial statements appear in the 2000 Annual Report to Shareholders and are specifically incorporated by reference under
Item 8 of this Form 10-K, or are a part of this Form 10-K, as indicated and at the pages set forth below.

                                                          Reference
                                                          ---------
                                                                  2000 Annual
                                                    Form 10-K       Report
                                                    ---------   --------------

Consolidated Balance Sheets at December 31,
  2000 and 1999.                                                      9
Consolidated Statements of Income for the
  years ended December 31, 2000, 1999 and 1998.                       10
Consolidated Statements of Changes in
  Stockholders' Equity for the years ended
  December 31, 2000, 1999 and 1998.                                   11
Consolidated Statements of Cash Flows for the
  years ended December 31, 2000, 1999 and 1998.                       12
Notes to Consolidated Financial Statements.                           13-26
Report of Independent Auditors.                                       27

         (2)   Financial Statement Schedules.
               ------------------------------
               N/A

         (3)   Schedule of Exhibits.
               ---------------------
               The Exhibit Index, which immediately follows the signature pages to this Form 10-K is incorporated by reference.

(b)   Reports on Form 8-K.
      --------------------
      The Company did notfile any Current Reports on Form 8-K during the fourth quarter of 2000.

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

                                            LAKELAND FINANCIAL CORPORATION



Date: March 13, 2001                        By /s/R. Douglas Grant
                                              (R. Douglas Grant) Chairman

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 13, 2001                        /s/Michael L. Kubacki
                                           (Michael L. Kubacki) Principal
                                            Executive Officer and Director


Date: March 13, 2001                        /s/David M. Findlay
                                           (David M. Findlay) Principal
                                            Financial Officer


Date: March 13,2001                         /s/Teresa A. Bartman
                                           (Teresa A. Bartman) Principal
                                            Accounting Officer


Date: March 13, 2001                        /s/R. Douglas Grant
                                           (R. Douglas Grant) Director


Date: March 13, 2001                        _____________________________
                                           (Eddie Creighton) Director


Date: March 13, 2001                        /s/Anna K. Duffin
                                           (Anna K. Duffin) Director


Date: March 13, 2001                        /s/L. Craig Fulmer
                                           (L. Craig Fulmer) Director


Date: March 13, 2001                        _____________________________
                                           (Jerry L. Helvey) Director

Date: March 13, 2001                        /s/Allan J. Ludwig
                                           (Allan J. Ludwig) Director


Date: March 13, 2001                        /s/Charles E. Niemier
                                           (Charles E. Niemier) Director


Date: March 13, 2001                        /s/D. Jean Northenor
                                           (D. Jean Northenor) Director


Date: March 13, 2001                        /s/Richard L. Pletcher
                                           (Richard L. Pletcher) Director


Date: March 13, 2001                        /s/Steven D. Ross
                                           (Steven D. Ross) Director


Date: March 13, 2001                        /s/Terry L. Tucker
                                           (Terry L. Tucker) Director


Date: March 13, 2001                        /s/M. Scott Welch
                                           (M. Scott Welch) Director


Date: March 13, 2001                        /s/G.L. White
                                           (G.L. White) Director

                        LAKELAND FINANCIAL CORPORATION
                                 EXHIBIT INDEX
                                      TO
                          ANNUAL REPORT ON FORM 10-K

                                                 Incorporated
                                                  Herein by            Filed
Exhibit No.          Description                 Reference to         Herewith
----------- ----------------------------- --------------------------- --------

    3.1     Amended and Restated          Exhibit 4.1 to the
            Articles of Incorporation of  Company's Form S-8 filed
            Lakeland Financial            on April 15, 1998
            Corporation

    3.2     Bylaws of Lakeland            Exhibit 3(ii) to the
            Financial Corporation         Company's Form 10-Q
                                          for the quarter ended June
                                          30, 1996

     13     Annual Report to                                              X
            Shareholders

   10.1     Lakeland Financial            Exhibit 4.3 to the
            Corporation 1997 Share        Company's Form S-8 filed
            Incentive Plan                on April 15, 1998

     21     Subsidiaries                                                  X

    4.1     Specimen Stock Certificate                                    X
            of Lakeland Financial
            Corporation

   10.2     Lakeland Financial            Exhibit 10.1 to the
            Corporation 401(k) Plan       Company's Form S-8
                                          Filed on October 23,2000

   10.3     Form of Change of Control                                     X
            Agreements entered into with
            Michael L. Kubacki, Charles
            D. Smith, Walter L. Weldy
            and Robert C. Condon

     23     Consent of Crowe, Chizek and                                  X
            Company LLP

     99     Proxy Statement (as           Incorporated by reference
            incorporated by reference     from Schedule 14A filed by
            into this Form 10-K)          the Company on March 12,
                                          2001

                                  EXHIBIT 13

2000 Report to Shareholders with Report of Independent Auditors.

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