Form 10-Q
period 2001-03-31
LAKELAND FINANCIAL CORP
filed 2001-05-11
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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
                                YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                      Outstanding at April 30, 2001
Common Stock, No Par Value                       5,779,932

                        LAKELAND FINANCIAL CORPORATION

                          Form 10-Q Quarterly Report

                               Table of Contents


                                    PART I.

                                                                Page Number

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . .  1
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . 14
Item 3.  Quantitative and Qualitative Disclosures About Market Risk 28

                                   PART II.

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 29
Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . 29
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . 29
Item 4.  Submission of Matters to a Vote of Security Holders  . . . 29
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . 29
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 29

Form 10-Q Signature Page. . . . . . . . . . . . . . . . . . . . . . 30


                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                            As of March 31, 2001 and December 31, 2000
                                                          (in thousands)

                                                           (Page 1 of 2)


                                                                                      March 31,    December 31,
                                                                                        2001           2000
                                                                                    ------------   ------------
                                                                                            (Unaudited)
ASSETS Cash and cash equivalents:
  Cash and due from banks                                                           $     38,234   $     84,682
  Short-term investments                                                                     875          4,311
                                                                                    ------------   ------------
     Total cash and cash equivalents                                                      39,109         88,993

Securities available-for-sale:
  U. S. Treasury and government agency securities                                         38,285         38,066
  Mortgage-backed securities                                                             211,717        207,594
  State and municipal securities                                                          35,463         35,430
  Other debt securities                                                                   13,209         12,518
                                                                                    ------------   ------------
     Total securities available-for-sale
     (carried at fair value)                                                             298,674        293,608

Real estate mortgages held-for-sale                                                        1,515            183

Loans:
  Total loans                                                                            714,740        718,876
  Less: Allowance for loan losses                                                          7,189          7,124
                                                                                    ------------   ------------
     Net loans                                                                           707,551        711,752

Land, premises and equipment, net                                                         27,034         27,297
Accrued income receivable                                                                  6,418          6,744
Intangible assets                                                                          9,407          9,624
Other assets                                                                              12,120         10,956
                                                                                    ------------   ------------
     Total assets                                                                   $  1,101,828   $  1,149,157
                                                                                    ============   ============

                                                            (Continued)


                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                              As of March 2001 and December 31, 2000
                                                          (in thousands)

                                                           (Page 2 of 2)

                                                                                      March 31,    December 31,
                                                                                        2001          2000
                                                                                    ------------   ------------
                                                                                            (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest bearing deposits                                                      $    128,537   $    164,606
  Interest bearing deposits                                                              713,872        680,723
                                                                                    ------------   ------------
     Total deposits                                                                      842,409        845,329

Short-term borrowings:
  Federal funds purchased                                                                  6,000          8,250
  U.S. Treasury demand notes                                                                 891          3,674
  Securities sold under agreements
    to repurchase                                                                        121,696        138,154
  Other borrowings                                                                        20,000         50,000
                                                                                    ------------   ------------
     Total short-term borrowings                                                         148,587        200,078

Accrued expenses payable                                                                  10,288          6,684
Other liabilities                                                                          1,540          1,369
Long-term borrowings                                                                      11,422         11,433
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                                       19,298         19,291
                                                                                    ------------   ------------
     Total liabilities                                                                 1,033,544      1,084,184

SHAREHOLDERS' EQUITY
Common stock: No par value,  90,000,000  shares  authorized,  5,813,984 shares issued and 5,779,932  outstanding as of March 31, 2001, and 5,813,984 shares issued and 5,784,105
  outstanding at December 31, 2000                                                         1,453          1,453
Additional paid-in capital                                                                 8,537          8,537
Retained earnings                                                                         57,111         55,734
Accumulated other comprehensive income/(loss)                                              1,787           (207)
Treasury stock, at cost                                                                     (604)          (544)
                                                                                    ------------   ------------
     Total shareholders' equity                                                           68,284         64,973
                                                                                    ------------   ------------

     Total liabilities and shareholders' equity                                     $  1,101,828   $  1,149,157
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


                        LAKELAND FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended March 31, 2001, and 2000
                     (in thousands except for share data)

                                  (Unaudited)

                                 (Page 1 of 2)


                                                        Three Months Ended
                                                             March 31,
                                                      ---------------------------
                                                          2001           2000
                                                      ------------   ------------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans: Taxable                   $     15,614   $     14,377
                            Tax exempt                          33             45
                                                      ------------   ------------
   Total loan income                                        15,647         14,422
Short-term investments                                         242             58

Securities:
 U.S. Treasury and government agency securities                733            729
 Mortgage-backed securities                                  3,316          3,079
 State and municipal securities                                445            446
 Other debt securities                                         115            101
                                                      ------------   ------------
   Total interest and dividend income                       20,498         18,835

INTEREST EXPENSE
----------------
Interest on deposits                                         9,315          7,439
Interest on short-term borrowings                            1,991          2,276
Interest on long-term debt                                     603            681
                                                      ------------   ------------
   Total interest expense                                   11,909         10,396
                                                      ------------   ------------
NET INTEREST INCOME                                          8,589          8,439
-------------------
Provision for loan losses                                      213            215
                                                      ------------   ------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                    8,376          8,224
-------------------------                             ------------   ------------

NONINTEREST INCOME
------------------
Trust and brokerage fees                                       794            551
Service charges on deposit accounts                          1,108          1,078
Other income (net)                                             706            803
Net gains on the sale of real estate mortgages
  held-for-sale                                                127            130
                                                      ------------   ------------
   Total noninterest income                                  2,735          2,562

NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                               4,212          4,029
Occupancy and equipment expense                              1,269          1,289
Other expense                                                2,627          2,303
                                                      ------------   ------------
   Total noninterest expense                                 8,108          7,621

                                  (Continued)



                        LAKELAND FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended March 31, 2001, and 2000
                     (in thousands except for share data)

                                  (Unaudited)

                                 (Page 2 of 2)


                                                        Three Months Ended
                                                             March 31,
                                                      ---------------------------
                                                          2001           2000
                                                      ------------   ------------

INCOME BEFORE INCOME TAX EXPENSE                             3,003          3,165
--------------------------------

Income tax expense                                             874            963
                                                      ------------   ------------

NET INCOME                                            $      2,129   $      2,202
----------                                            ============   ============

AVERAGE COMMON SHARES OUTSTANDING (Note 2)               5,813,984      5,813,984

BASIC EARNINGS PER COMMON SHARE                       $       0.37   $       0.38
-------------------------------                       ============   ============

DILUTED EARNINGS PER COMMON SHAE SHARE                $       0.37   $       0.38
--------------------------------------                ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


                        LAKELAND FINANCIAL CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Three Months Ended March 31, 2001 and 2000
                                (in thousands)

                                  (unaudited)

                                                                   For the Three Months Ended
                                                                          March 31,
                                                               ----------------------------------
                                                                     2001              2000
                                                               ----------------  ----------------
Common Stock:
  Balance at beginning of the period                           $ 1,453           $ 1,453
                                                               -------           -------
  Balance at end of the period                                   1,453             1,453

Paid-in Capital:
  Balance at beginning of the period                             8,537             8,537
                                                               -------           -------
  Balance at end of the period                                   8,537             8,537

Retained Earnings:
  Balance at beginning of the period                            55,734            49,422
  Net Income                                                     2,129  $ 2,129    2,202  $ 2,202
  Cash dividends declared ($.13
    per share for 2001 and 2000)                                  (752)             (754)
                                                               -------           -------
  Balance at end of the period                                  57,111            50,870

Accumulated Other Comprehensive Income/(Loss):
  Balance at beginning of the period                              (207)           (4,797)
  Unrealized gain (loss) on available-for-
    sale securities arising during the period                    1,994              (314)
                                                               -------           -------
  Other comprehensive income/(loss)(net of taxes
    of $1,046 and $[206])                                        1,994    1,994     (314)    (314)
                                                               -------  -------  -------  -------
  Total comprehensive income                                            $ 4,123           $
1,888
  Balance at end of the period                                   1,787  =======   (5,111) =======

Treasury Stock:
  Balance at beginning of the period                              (544)             (421)
  Acquisition of treasury stock                                    (60)              (57)
                                                               -------           -------
  Balance at end of the period                                    (604)             (478)
                                                               -------           -------
Total Shareholders' Equity                                     $68,284           $55,271
                                                               =======           =======

The accompanying notes are an integral part of these consolidated financial statements.


                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the Three Months Ended March 31, 2001 and 2000
                                                            (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)

                                                                                        2001           2000
                                                                                    ------------   ------------
Cash flows from operating activities:
  Net income                                                                        $      2,129   $      2,202
                                                                                    ------------   ------------
Adjustments to reconcile net income to net cash from operating activities:

  Depreciation                                                                               588            605
  Provision for loan losses                                                                  213            215
  Amortization of intangible assets                                                          224            231
  Amortization of mortgage servicing rights                                                   65             62
  Impairment of mortgage servicing rights                                                    192              0
  Loans originated for sale                                                               (8,245)        (5,379)
  Net gain on sale of loans                                                                 (127)          (130)
  Proceeds from sale of loans                                                              7,002          5,649
  Net loss on sale of premises and equipment                                                  11              7
  Net securities amortization                                                                202            267
  Increase in taxes payable                                                                  854            117
 (Increase) decrease in income receivable                                                    326           (720)
  Increase in accrued expenses payable                                                     1,417          2,213
  Increase in other assets                                                                (1,200)        (1,147)
  Decrease in other liabilities                                                              171            212
                                                                                    ------------   ------------
     Total adjustments                                                                     1,693          2,202
                                                                                    ------------   ------------
        Net cash from operating activities                                                 3,822          4,404
                                                                                    ------------   ------------
Cash flows from investing activities:
  Proceeds from maturities and calls of securities available-for-sale                      8,467         10,556
  Purchases of securities available-for-sale                                             (10,559)       (18,633)
  Net (increase) decrease in total loans                                                   3,956         (7,574)
  Purchases of land, premises and equipment                                                 (336)          (254)
                                                                                    ------------   ------------
        Net cash from investing activities                                                 1,528        (15,905)
                                                                                    ------------   ------------
                                                            (Continued)



                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the Three Months Ended March 31, 2001 and 2000
                                                            (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                                        2001           2000
                                                                                    ------------   ------------
Cash flows from financing activities:
  Net increase (decrease) in total deposits                                         $     (2,920)  $     45,766
  Proceeds from short-term borrowings                                                  6,863,916      5,289,199
  Payments on short-term borrowings                                                   (6,915,407)    (5,325,869)
  Payments on long-term borrowings                                                           (11)           (10)
  Dividends declared                                                                        (752)          (754)
  Purchase of treasury stock                                                                 (60)           (57)
                                                                                     ------------   ------------
        Net cash from financing activities                                               (55,234)         8,275
                                                                                    ------------   ------------
  Net increase (decrease) in cash and cash equivalents                                   (49,884)        (3,226)

Cash and cash equivalents at beginning of the period                                      88,993         63,104
                                                                                    ------------   ------------
Cash and cash equivalents at end of the period                                      $     39,109   $     59,878
                                                                                    ============   ============
Cash paid during the period for:
  Interest                                                                          $     10,258   $      9,400
                                                                                    ============   ============
  Income taxes                                                                      $         20   $        247
                                                                                    ============   ============
Loans transferred to other real estate                                              $         32   $          0
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001

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

         It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report to shareholders and Form 10-K. In preparing financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported and the disclosures provided. Results for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) which are necessary for a fair statement of the results for interim periods are reflected in the quarterly statements.

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

         The common shares outstanding for the shareholders' equity section of the consolidated balance sheet at March 31, 2001 reflects the acquisition of 34,052 shares of Company common stock to offset a liability for a directors' deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

         A reconciliation of the numerators and denominators of the basic earnings per common share and the diluted earnings per common share for the periods ended March 31, 2001 and 2000 follows. All amounts are in thousands except share data.


                                                             For the three months
                                                                ended March 31,
                                                   ----------------------------------------
                                                         2001                  2000
                                                   ------------------    ------------------
Basic earnings per common share
  Net income                                        $          2,129      $          2,202

  Weighted-average common
     shares outstanding                                    5,813,984             5,813,984

    Basic earnings per
      common share                                   $           .37      $            .38

Diluted earnings per common share

 Net income                                          $         2,129      $          2,202

  Weighted-average common
    shares outstanding for
    basic earnings per
    common share                                           5,813,984             5,813,984

  Add: dilutive effect
    of assumed exercises
    of stock options                                          15,703                     0

  Average common shares
    and dilutive potential
    common shares                                          5,829,687             5,813,984

    Diluted earnings per
      common share                                      $        .37       $           .38

Stock options for 318,570 and 353,670 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2001 and 2000 because they were antidilutive.

NOTE 3.  STOCK OPTIONS

         The Lakeland Financial Corporation 1997 Share Incentive Plan reserves 600,000 shares of common stock for which Incentive Share Options (ISO) and Non-Qualified Share Options (NQSO) may be granted to employees of the Company and its subsidiaries, and NQSOs which may be granted to directors of the Company. Most options granted under this plan were issued for 10-year periods with full vesting five years from the date the option was granted. Information about options granted, exercised and forfeited during 2001 follows:


                           Number    Weighted    Risk-      Stock       Fair
                              of     Exercise    Free       Price     Value of
                           Options    Price      Rate      Volatility  Grants
                         ---------- ---------- ---------- ----------- ---------

Outstanding 1/1/01          454,770

Granted 1/9/01              134,025  $   13.63     4.73%      62.45%  $    5.92

Exercised                         0

Forfeited                     22,000 $   23.27

Outstanding 3/31/01          566,795

         The fair values of the options were estimated using an expected life of 5 years and expected dividends of $.13 per quarter. There were 6,200 options exercisable as of March 31, 2001.

         The Company accounts for the stock options under APB 25. Statement of Financial Accounting Standards (SFAS) No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based compensation. The following pro forma information presents net income, basic earnings per common share and diluted earnings per common share had the fair value method been used to measure compensation cost for stock option plans. No compensation cost was actually recognized for stock options in 2001 or 2000.

                                                   For the three months
                                                      ended March 31,
                                                   ----------------------
                                                      2001         2000
                                                   ----------  ----------

Net income as reported                             $    2,129  $    2,202
Pro forma net income                               $    1,931  $    2,099

Basic earnings per common
  share as reported                                $      .37  $      .38
Diluted earnings per
  common share as reported                         $      .37  $      .38

Pro forma basic earnings
  per common share                                 $      .33  $      .36
Pro forma diluted earnings
  per common share                                 $      .33  $      .36



NOTE 4.  SECURITIES AVAILABLE-FOR-SALE
                                                       Gross      Gross
                                           Fair     Unrealized  Unrealized
                                           Value       Gains      Losses
                                        ----------  ----------  ----------
                                                  (in thousands)
March 31, 2001
  U.S. Treasury securities              $   38,285  $      362  $       (6)
  U.S. Government agencies and
   corporations                              6,707          41           0
  Mortgage-backed securities               211,717       3,082        (702)
  State and municipal securities            35,463         244        (195)
  Other debt securities                      6,502          85         (78)
                                        ----------  ----------  ----------
    Total securities available-for-sale
     at March 31, 2001                  $  298,674  $    3,814  $     (981)
                                        ==========  ==========  ==========
December 31, 2000
  U.S. Treasury securities              $   38,066  $      212  $     (183)
  U.S. Government agencies and
   corporations                              9,579           0        (170)
  Mortgage-backed securities               207,594       1,809      (1,714)
  State and municipal securities            35,430         214        (200)
  Other debt securities                      2,939           9        (320)
                                        ----------  ----------  ----------
    Total securities available-for-sale
     at December 31, 2000               $  293,608  $    2,244  $   (2,587)
                                        ==========  ==========  ==========

         The fair value of available-for-sale debt securities by maturity as of March 31, 2001, is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.
                                                                 Fair
                                                                 Value
                                                             ------------
                                                            (in thousands)
Due in one year or less                                      $     30,330
Due after one year through five years                              18,301
Due after five years through ten years                              2,307
Due after ten years                                                36,019
                                                             ------------
                                                                   86,957
Mortgage-backed securities                                        211,717
                                                             ------------
  Total debt securities                                      $    298,674
                                                             ============


NOTE 5.  LOANS

                                                 March 31,   December 31,
                                                   2001          2000
                                               ------------  ------------
                                                    (in thousands)
Commercial and industrial loans                $    443,578  $    440,941
Agri-business and agricultural loans                 45,792        48,704
Real estate mortgage loans                           50,246        48,959
Real estate construction loans                        2,361         3,626
Installment loans and credit cards                  172,763       176,646
                                               ------------  ------------
  Total loans                                  $    714,740  $    718,876
                                               ============  ============

Impaired loans                                 $      1,413  $      1,413

Non-performing loans                           $      2,542  $      8,410

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                                March 31, 2001

OVERVIEW

         Lakeland Financial Corporation (the "Company") is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 15 counties in northern Indiana. The Company earned $2.1 million for the first three months of 2001 versus $2.2 million in the same period of 2000. The decrease was primarily caused by a reduction in the Company's net interest margin, which decreased 24 basis points to 3.49% during the first quarter of the year versus the comparable period in 2000. The decrease occurred as a result of a 1.50% reduction in Lake City Bank's prime rate which was driven by corresponding rate cuts by the Federal Reserve Bank during the quarter. Given the Company's balance sheet structure, a declining interest rate environment will generally lead to a lower net interest margin and lower net interest income.

         Since March 31, 1996, total Company assets have increased 91.2%, from $576.3 million to $1.102 billion at March 31, 2001, a 13.8% annual compounded growth rate. This growth was accomplished through continued growth in existing markets with de-novo branch activity and the existing network of offices and acquisitions. Shareholders' equity has increased 80.9% from $37.8 million to $68.3 million over the same time period, a 12.6% annual compounded growth rate. Net income for the three months ended March 31, 1996, compared to the net income for the same period of 2001, increased 41.6% from $1.5 million to $2.1 million. From March 31, 1996, to March 31, 2001, the number of Lake City Bank offices increased from 30 to 43. The capital necessary to support this growth has been provided through results of operation, issuance of trust preferred securities and existing capital. It should be noted that historical rates of growth may not be indicative of growth in future periods.

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

FINANCIAL CONDITION

Assets

         Total assets of the Company were $1.102 billion as of March 31, 2001, a decrease of $47.3 million, or 4.1%, when compared to $1.149 billion as of December 31, 2000. Total loans were $714.7 million at March 31, 2001, a decrease of $4.1 million, or 0.6%, versus the December 31, 2000 balance. Total securities increased $5.1 million, or 1.7%, to $298.7 million as of March 31, 2001, versus $293.6 million at December 31, 2000. Earning assets decreased to $1.009 billion as of March 31, 2001, a decrease of $1.2 million, or 0.1%, versus the December 31, 2000, total of $1.010 billion.

Funding

         Total deposits and securities sold under agreements to repurchase (repurchase agreements) consist of funds generated within the Company's primary market area. At March 31, 2001, this funding totaled $964.1 million. This represented a $19.4 million, or 2.0%, decrease versus December 31, 2000. The decrease was primarily in noninterest-bearing demand accounts, which decreased $36.1 million, or 21.9%, when compared to the balance at December 31, 2000, and repurchase agreements, which decreased $16.5 million, or 11.9%, during the same period. The repurchase agreements are a combination of fixed rate contracts and variable rate corporate cash management accounts. Time deposits increased $37.4 million, or 6.7% compared to the balance at December 31, 2000.

         In addition to these local funding sources, the Company borrows through the Treasury, Tax and Loan program, federal fund lines with correspondent banks and advances from the Federal Home Loan Bank of Indianapolis (FHLB). Including these non-local sources, funding totaled $1.002 billion at March 31, 2001, a $54.4 million, or a 5.1%, decrease versus $1.057 billion as of December 31, 2000. The primary decrease in non-local funding sources was advances from the FHLB, which are used for short- and long-term funding needs.

Earning Assets

         On an average daily basis, total earning assets increased 9.5% for the three-month period ended March 31, 2001, as compared to the same period in 2000. On an average daily basis, total deposits and purchased funds increased 7.3% for the three-month period ended March 31, 2001, as compared to the same period in 2000.

Investment Portfolio

         The Company's available-for-sale portfolio is managed with consideration given to factors such as the Company's capital levels, growth prospects, asset/liability structure and liquidity needs. At March 31, 2001, the securities in the available-for-sale portfolio had a three year average life and a potential for approximately 10% price depreciation in the event that rates move up 300 basis points. If rates move down 300 basis points, the average life would be three years with approximately 4% price appreciation possible. The composition of this portfolio is primarily CMOs and mortgage pools issued by GNMA, FNMA and FHLMC, which are directly or indirectly guaranteed by the federal government. As of March 31, 2001, all mortgage-backed securities were performing in a manner consistent with management's original expectations. Future investment activity is difficult to predict, as it is dependent upon loan and deposit trends and other factors.

Loans

         The Company had 68.5% of its loans concentrated in commercial loans at March 31, 2001 versus 68.1% as of December 31, 2000. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and geography. Customer diversification is accomplished through an administrative loan limit of $10.0 million. Based upon state banking regulations, the Bank's legal loan limit as of March 31, 2001, was approximately $12.6 million. Product diversification is accomplished by offering a wide variety of financing options. Management reviews the loan portfolio to ensure loans are diversified by industry. The loans in the portfolios are distributed throughout the Company's principal trade area, which encompasses 15 counties in Indiana.

         The real estate loan portfolio is impacted by secondary market activity, which is a function of current interest rates and economic conditions. As interest rates have gradually fallen since December 31, 2000, the level of new financings and refinancings has increased. Through March 31, 2001, the Company sold mortgages totaling $6.9 million into the secondary market as compared to $5.6 million during the same period in 2000. During these same two periods, loans originated for sale totaled $8.2 million and $5.4 million, respectively. As a part of the Community Reinvestment Act commitment to making real estate financing available to a variety of customers, the Company continues to originate non-conforming loans that are held to maturity or prepayment.

         Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced and/or other concessions were granted to the borrower. These actions are typically taken as a result of a deterioration in the financial condition of the borrower which results in the inability of the borrower to perform under the original terms of the loan. Loans renegotiated as troubled debt restructurings totaled $1.1 million at both March 31, 2001 and December 31, 2000. The loans classified as troubled debt restructurings at March 31, 2001 were performing in accordance with the modified terms.

         While the trend in non-performing loans reflects improved asset quality, the Company continues to be concerned with weakening economic conditions in some of its market area as well as the country in general. A slowing economy could adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies, and losses on loans.

         For the first three months of 2001, loans decreased more than deposits. During this three-month period, time deposits increased $35.6 million, or 9.0%, from $396.5 million to $432.0 million and other transaction accounts decreased $2.4 million, or 0.9%, during the same period. Repurchase agreements decreased $16.5 million, or 11.9%, during the first three months of this year, and demand accounts, which are noninterest bearing, decreased $36.1 million, or 21.9%. During this same three-month period, loans decreased $4.1 million, or 0.6%. Commercial loan growth opportunities continue to be strong, while consumer loan growth opportunities have slowed somewhat. Since 2000, the Company has strategically focused on loan growth in the commercial portfolio that historically produces higher returns than the consumer loan portfolio. The Company's loan to deposit ratio was 84.8% as of March 31, 2001, versus 85.0% at December 31, 2000.

Market Risk

         The Company's primary market risk exposure is interest rate risk. The Company does not have a material exposure to foreign currency exchange risk, does not own any derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. This policy was last reviewed and approved in May 2000. This policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. Given the Company's mix of interest bearing liabilities and interest bearing assets at March 31, 2001, the net interest margin could be expected to decline in a falling rate environment and conversely, to increase in a rising rate environment. The Company, through its asset/liability committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company's needs, as determined by the asset/liability committee. This computer simulation analysis measures the net interest income impact of a 300 basis point change in interest rates during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At March 31, 2001, the Company's potential pretax exposure was within the Company's policy limit.

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


                                              QUANTITATIVE MARKET RISK DISCLOSURE

                                            Principal/Notional Amount Maturing in:
                                                  (Dollars in thousands)                                                    Fair
                                      ----------------------------------------------------------------------------------    Value
                                        Year 1      Year 2      Year 3      Year 4      Year 5    Thereafter    Total      3/31/01
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Rate sensitive assets:
  Fixed interest rate loans           $  114,814  $   72,401  $   81,383  $   47,103  $   20,239  $   12,107  $  348,047  $  358,973
  Average interest rate                     8.69%       8.79%       8.52%       8.43%       8.68%       8.01%       8.62%
  Variable interest rate loans        $  323,174  $    1,325  $    1,276  $    1,232  $    1,217  $    39,984 $  368,208  $  368,110
  Average interest rate                     8.74%      10.56%      10.11%       9.78%       9.39%       7.13%       8.58%
  Fixed interest rate securities      $   46,788  $   28,493  $   23,999  $   21,183  $   20,184  $  152,107  $  292,754  $  295,550
  Average interest rate                     5.74%       6.46%       6.32%       6.53%       6.61%       6.46%       6.35%
  Variable interest rate securities   $      310  $      318  $      326  $      334  $      344  $    1,455  $    3,087  $    3,124
  Average interest rate                     5.68%       5.80%       5.76%       5.72%       5.68%       5.77%       5.75%
  Other interest-bearing assets       $      875  $        0  $        0  $        0  $        0  $        0  $      875  $      875
  Average interest rate                     5.11%       0.00%       0.00%       0.00%       0.00%       0.00%       5.11%
Rate sensitive liabilities:
  Non-interest bearing checking       $    6,684  $    5,964  $    1,080  $    1,028  $    1,504  $  112,277  $  128,537  $  128,537
  Average interest rate
  Savings & interest bearing checking $   21,475  $   19,390  $   17,219  $   15,641  $   12,541  $  195,558  $  281,824  $  281,825
  Average interest rate                     3.59%       3.59%       3.59%       3.59%       3.59%       3.03%       3.20%
  Time deposits                       $  375,828  $   38,256  $   10,052  $    3,988  $    2,652  $    1,272  $  432,048  $  435,243
  Average interest rate                     6.06%       5.92%       5.62%       5.72%       5.91%       4.30%       6.03%
  Fixed interest rate borrowings      $  158,187  $      400  $    1,422  $        0  $        0  $   19,298  $  179,307  $  177,700
  Average interest rate                     4.78%       6.45%       6.15%       0.00%       0.00%       8.96%       5.24%


Borrowings

     The Company is a member of the FHLB of Indianapolis. Membership has enabled the Company to participate in the housing programs sponsored by the FHLB, which enhances the Company's ability to offer additional programs throughout its trade area. The Company has authorized borrowings of up to $100 million under the FHLB program. As of March 31, 2001, the borrowings from the FHLB totaled $31.3 million, with maturities as follows:

                                                               March 31,
                                                                 2001
                                                            --------------
                                                            (in thousands)
Due July 10, 2001                                                   20,000
Due December 28, 2001                                               10,000
Due June 24, 2003                                                    1,300
Due January 15, 2018                                                    49
                                                            --------------
  Total                                                     $       31,349
                                                            ==============

         All borrowings are collateralized by residential real estate mortgages and mortgage-backed securities. Membership in the FHLB requires an equity investment in FHLB stock. The amount required is computed annually, and is based upon a formula that considers the Company's total investment in residential real estate loans, mortgage-backed securities and any FHLB advances outstanding at year-end. The Company's investment in FHLB stock at March 31, 2001, was $3.6 million.

Capital and Shareholders' Equity

         The Federal Deposit Insurance Corporation's risk based capital regulations require that all banks maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Bank's ratios continue to be above "well capitalized" levels.

         The Company's and Bank's actual capital amounts and ratios at the dates indicated are presented in the following table (in thousands):


                                                                                       Minimum Required To Be
                                                               Minimum Required        Well Capitalized Under
                                                                  For Capital         Prompt Corrective Action
                                           Actual              Adequacy Purposes            Regulations
                                  ------------------------  ------------------------  ------------------------
                                     Amount       Ratio        Amount       Ratio        Amount       Ratio
                                  -----------  -----------  -----------  -----------  -----------  -----------

As of March 31, 2001
Total Capital
 (to Risk Weighted Assets)
 Consolidated                     $    84,141       10.57%  $    63,666        8.00%  $    79,583       10.00%
 Bank                             $    83,827       10.56%  $    63,510        8.00%  $    79,388       10.00%
Tier I Capital
 (to Risk Weighted Assets)
 Consolidated                     $    76,951        9.67%  $    31,833        4.00%  $    47,750        6.00%
 Bank                             $    76,638        9.65%  $    31,755        4.00%  $    47,633        6.00%
Tier I Capital
 (to Average Assets)
 Consolidated                     $    76,951        6.97%  $    44,164        4.00%  $    55,205        5.00%
 Bank                             $    76,638        6.93%  $    44,252        4.00%  $    55,316        5.00%

As of December 31, 2000
Total Capital
 (to Risk Weighted Assets)
 Consolidated                     $    82,537       10.24%  $    64,496        8.00%  $    80,621       10.00%
 Bank                             $    81,020       10.06%  $    64,434        8.00%  $    80,542       10.00%
Tier I Capital
 (to Risk Weighted Assets)
 Consolidated                     $    75,414        9.35%  $    32,248        4.00%  $    48,372        6.00%
 Bank                             $    73,896        9.17%  $    32,217        4.00%  $    48,325        6.00%
Tier I Capital
 (to Average Assets)
 Consolidated                     $    75,414        7.20%  $    41,874        4.00%  $    52,343        5.00%
 Bank                             $    73,896        7.06%  $    41,850        4.00%  $    52,313        5.00%



         Total shareholders' equity as of March 31, 2001 increased $3.3 million, or 5.1%, to $68.3 million when compared to December 31, 2000. Net income of $2.1 million, less dividends of $0.8 million, plus the increase in the accumulated other comprehensive income of $2.0 million, less $60,000 for the cost of treasury stock acquired, comprised this increase. The Company has adopted a dividend reinvestment and stock purchase plan that became available to the Company's shareholders in July 2000. The purpose of the dividend reinvestment plan is to provide participating shareholders with a simple and convenient method of investing cash dividends paid by the Company on its shares of common stock into additional shares of common stock. All of the Company's shareholders of record are eligible to participate in the plan.

RESULTS OF OPERATIONS

Net Income

         Net income decreased $73,000, or 3.3%, to $2.1 million for the first three months of 2001, versus $2.2 million in the same period in 2000. Basic earnings per share for the first three months of 2001 was $0.37 per share, versus $0.38 per share for the first three months of 2000. Diluted earnings per share reflect the potential dilutive impact of stock options granted under an employee stock option plan. The stock options did not have an impact on earnings per share as diluted earnings per share were the same as basic earnings per share for the three-month period ended March 31, 2001.

Net Interest Income

         The net impact of the factors affecting total interest and dividend income and total interest expense was an increase in net interest income. For the three-month period ended March 31, 2001, net interest income increased 1.8% to $8.6 million, an increase of $0.2 million, versus the first three months of 2000. The increase occurred as a result of the increase in average earning assets, and despite a significant decline in the Company's net interest margin from 3.73% to 3.49%.

         During the first three months of 2001, total interest and dividend income increased $1.7 million, or 8.8%, to $20.5 million, versus $18.8 million during the same three months of 2000. Daily average earning assets for the first quarter of 2001 increased 9.5% to $1.026 billion versus the same period in 2000. The tax equivalent yield on average earning assets was 8.1% for the three-month period ended March 31, 2001, which is unchanged compared to the same period of 2000.

         The yield on securities is historically lower than the yield on loans, and decreasing the ratio of securities to total earning assets will normally raise the yield on earning assets. The ratio of average daily securities to average earning assets for the three-month periods ended March 31, 2001 was 28.7% compared to 29.1% for the same period of 2000. In addition, the overall tax equivalent yield on loans increased seven basis points to 8.8% when comparing the three-month periods. The yield on securities decreased nine basis points to 6.6% when comparing the three-month periods.

         The average daily loan balances for the first three months of 2001 increased 8.3% to $714.0 million, over the average daily loan balances of $659.4 million for the same period of 2000. This loan growth was funded by increases in deposits and borrowings. The 8.5% increase in loan interest income of $1.2 million for the three-month period in 2001 versus the same period in 2000 resulted primarily from the loan growth, as well as an increase in the yields.

         Income from securities totaled $4.6 million for the first three months of 2001, an increase of $254,000, or 5.8%, versus the same period of 2000. This increase resulted from an increase in the average daily balances of securities and was offset by a decrease in yields on securities. The average daily balances of securities for the three-month period ended March 31, 2001 increased $21.4 million to $294.3 million when compared to $272.9 the same period of the prior year.

         Income from short-term investments amounted to $242,000 for the three-month period ended March 31, 2001, compared to $58,000 for the same period in 2000. The increase of $184,000 resulted primarily from a $12.9 million increase in the average daily balances of short-term investments to $17.6 million compared to the same period of the prior year.

         Total interest expense increased $1.5 million, or 14.6% to $11.9 million for the three-month period ended March 31, 2001, from $10.4 million for the comparable period in 2000. The increase resulted from the overall growth of deposits in existing offices, changes in the deposit mix and a 33 basis point increase in the Company's daily cost of funds. On an average daily basis, total deposits (including demand deposits) increased 11.9% for the three-month period ended March 31, 2001, as compared to the same period in 2000. When comparing the same periods, the average daily balances of the demand deposit accounts rose $3.7 million, while the average daily balances of savings and transaction accounts combined increased $6.8 million. The average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $80.1 million, from $363.2 million to $443.3 million, for the three months ended March 31, 2001, versus the same period in 2000. This increase was driven by the loan growth which required additional funding. During the remainder of 2001, management plans to continue efforts to grow relationship type accounts such as demand deposit and Investors' Weekly accounts, which pay a lower rate of interest compared to time deposit accounts and better match the characteristics of the assets being generated. Average daily balances of borrowings decreased $31.8 million for the three-month period ended March 31, 2001 compared to the same period of 2000. In addition, the rate on borrowings decreased 12 basis points when comparing the same periods. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 7.3% from $968.4 million to $1.039 billion for the three-month period ended March 31, 2001, versus the comparable period in 2000.


Provision for Loan Losses

         The Company maintains the allowance for loan losses at a level that is deemed appropriate based upon a number of factors, including loan loss experience, the nature of the portfolio, the growth of the portfolio and the evaluation of current economic conditions. Special consideration is given to watch list loans, non-performing loans and non-accrual loans, as well as other factors that management feels deserve recognition. The Company maintains a quarterly loan review program designed to provide reasonable assurance that the allowance is maintained at an appropriate level and that changes in the status of loans are reflected in the financial statements in a timely manner. The adherence to this policy may result in fluctuations in the provision for loan losses. Consequently, the increase in net interest income before provision for loan losses, discussed above, may not necessarily flow through to the net interest income after provision for loan losses.

         The provision was $213,000 and $215,000 for the three-month periods ended March 31, 2001 and 2000, respectively. These provisions reflected a number of factors, including the size of the loan portfolio, the amount of past due accruing loans (90 days or more), the amount of non-accrual loans and management's overall view on current credit quality.

         As of March 31, 2001, loans delinquent 90 days or more that were included in the accompanying financial statements as accrual loans totaled approximately $706,000 versus $6.8 million as of December 31, 2000, a reduction of 89.6%. At March 31, 2001, loans totaling $1.8 million were on non-accrual versus $206,000 as of December 31, 2000. Major reductions resulted from the repayment of a $1.4 million loan from another bank, and the extension of terms of a $4.8 million loan, which now matures in July, 2001. These levels of non-performing loans reflect both the general economic conditions that have promoted growth and expansion in the Company's trade area during the last several years, and a credit risk management strategy that promotes diversification.

         As a result of management's analysis of the adequacy of the allowance, the ratio of the allowance for loan losses to total loans was approximately 1.01% at March 31, 2001, compared to 0.99% at December 31 and 1.01% at March 31, 2000. While management believes that it uses the best information available to determine the allowance for losses loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses.

         As part of the loan review process, management reviews all loans classified as `special mention' or below, as well as other loans that might require classification as impaired. As of March 31, 2001 and December 31, 2000, loan balances totaling $1,413,000 were classified as impaired.

         Following is a summary of the loan loss experience for the three months ended March 31, 2001, and the year ended December 31, 2000.

                                              March 31,    December 31,
                                                2001          2000
                                            ------------- -------------
                                                   (in thousands)

Amount of loans outstanding                 $     714,740  $     718,876
                                            -------------  -------------
Average daily loans outstanding for
  the period                                $     714,007  $     659,365
                                            -------------  -------------

Allowance for loan losses at the
  beginning of the period                   $       7,124   $      6,522

Charge-offs:
 Commercial                                             0            200
 Real estate                                            0             30
 Installment                                          170            483
 Credit card and personal credit lines                 14             35
                                            -------------   ------------
    Total charge-offs                                 184            748

Recoveries:
 Commercial                                             1             45
 Real estate                                            0              0
 Installment                                           33             93
 Credit card and personal credit lines                  2              6
                                            -------------   ------------
    Total recoveries                                   36            144
                                            -------------   ------------
Net charge-offs                                       148            604

Provision charged to expense                          213          1,206
                                            -------------   ------------
Allowance for loan losses at the end of
 the period                                 $       7,189   $      7,124
                                            =============   ============

Ratio of annualized net  charge-offs  during the period to average daily loans during the period:
 Commercial                                         0.00%          0.02%
 Real estate                                        0.00%          0.01%
 Installment                                        0.08%          0.06%
 Credit card and personal credit lines              0.00%          0.00%
                                            -------------   ------------
 Total                                              0.08%          0.09%
                                            =============   ============

         Net interest income after provision for loan losses totaled $8.4 million for the three-month period ended March 31, 2001, an increase of 1.8% over the comparable period 2000.

Noninterest Income

         Noninterest income categories for the three-month periods ended March 31, 2001, and 2000 are shown in the following table:

                                                Three Months Ended
                                                     March 31,
                                        ----------------------------------
                                                                   Percent
                                           2001        2000        Change
                                        ----------  ----------  ----------
                                                  (in thousands)
Trust and brokerage fees                $      794  $      551      44.1 %
Service charges on deposits                  1,108       1,078       2.8
Other income (net)                             706         803     (12.1)
Net gains on the sale of real estate
  mortgages held-for-sale                      127         130      (2.3)
                                        ----------  ----------   ----------
     Total noninterest income           $    2,735  $    2,562       6.8 %
                                        ==========  ==========   ==========

         Trust fees increased 10.9% in the first quarter of 2001 versus the same period in 2000. This increase was primarily in agency and living trust fees. Brokerage fees increased $203,000, or 112.6%, in the first quarter of 2001 versus the same period in 2000, driven by fees of approximately $156,000 related to the sale of several annuity accounts. This portion of the increase may be non-recurring. Excluding these fees, brokerage revenues increased 24.4% in the first quarter of 2001 versus the comparable period in 2000.

         The primary sources for the increase in service charges on deposit accounts were fees related to business checking accounts.

         Other income consists of normal recurring fee income such as mortgage service fees, credit card fees, insurance fees, and safe deposit box rent, as well as other income that management classifies as non-recurring. Other income decreased $97,000 in the first quarter of 2001 versus the same period in 2000. The decrease was in mortgage service fee income due to a charge of $192,500 related to non-cash impairment of the Bank's mortgage servicing rights. The impairment was a direct result of the decline in interest rates during the first quarter of 2001.

Noninterest Expense

         Noninterest expense categories for the three-month periods ended March 31, 2001, and 2000 are shown in the following tables:

                                                  Three Months Ended
                                                      March 31,
                                            -------------------------------
                                                                   Percent
                                               2001        2000     Change
                                            ---------- ---------- ----------
                                                     (in thousands)
Salaries and employee benefits              $    4,212 $    4,029      4.5 %
Occupancy and equipment expense                  1,269      1,289     (1.6)
Other expense                                    2,627      2,303     14.1
                                            ---------- ---------- ----------
     Total noninterest expense              $    8,108 $    7,621      6.4 %
                                            ========== ========== ==========

         The increase in salaries and employee benefits reflected an increase in employee benefit expenses, primarily insurance costs, and normal salary increases. Total employees decreased to 474 at March 31, 2001, from 478 at March 31, 2000. This decrease resulted primarily from the closing of two offices during the second quarter of 2000.

         The decrease in occupancy and equipment expense was also primarily the result of closing two offices in the second quarter of 2000.

         Other expense includes corporate and business development, data processing fees, telecommunications, postage, and professional fees such as legal, accounting, and directors' fees. Other expense increased primarily as a result of an increase in professional fees and losses related to robberies which occurred in the quarter.

Income Before Income Tax Expense

         Income before income tax expense decreased $162,000, or 5.1%, to $3.0 million for the first three months of 2001 versus $3.2 million for the same period in 2000. This was primarily due to the decrease in the net interest margin.

Income Tax Expense

         Income tax expense decreased $89,000, or 9.2%, from $963,000 to $874,000 for the first three months of 2001, compared to the same period in 2000.

         The combined state franchise tax expense and the federal income tax expense as a percentage of income before income tax expense decreased to 29.1% during the first three months of 2001, compared to 30.4% during the same period in 2000. The decrease was primarily a result of lower state franchise tax expense.

       Item 3 - Quantitative and Qualitative Disclosures About Market Risk

         See "Market Risk" on pages 17-19.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                March 31, 2001

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

Item 5. Other Information
        -----------------

               None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

               a.  Exhibits

               None

               b.  Reports

               None

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                March 31, 2001

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



                        LAKELAND FINANCIAL CORPORATION
                                 (Registrant)




Date: May 14, 2001           /s/Michael L. Kubacki
                             Michael L. Kubacki - President and Chief
                             Executive Officer




Date: May 14, 2001           /s/David M. Findlay
                             David M. Findlay - Executive Vice President
                             and Chief Financial Officer




Date: May 14, 2001           /s/Teresa A. Bartman
                             Teresa A. Bartman - Vice President and
                             Controller