Form 10-Q
period 2001-06-30
LAKELAND FINANCIAL CORP
filed 2001-08-09
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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
                                YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                      Outstanding at July 31, 2001
Common Stock, No Par Value                       5,775,632

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
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 34

Form 10-Q Signature Page. . . . . . . . . . . . . . . . . . . . . . 35


                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                             As of June 30, 2001 and December 31, 2000
                                                          (in thousands)

                                                           (Page 1 of 2)


                                                                                       June 30,    December 31,
                                                                                        2001           2000
                                                                                    ------------   ------------
                                                                                            (Unaudited)
ASSETS Cash and cash equivalents:
  Cash and due from banks                                                           $     73,008   $     84,682
  Short-term investments                                                                   4,607          4,311
                                                                                    ------------   ------------
     Total cash and cash equivalents                                                      77,615         88,993

Securities available-for-sale:
  U. S. Treasury and government agency securities                                         34,176         38,066
  Mortgage-backed securities                                                             209,925        207,594
  State and municipal securities                                                          35,090         35,430
  Other debt securities                                                                   13,085         12,518
                                                                                    ------------   ------------
     Total securities available-for-sale
     (carried at fair value)                                                             292,276        293,608

Real estate mortgages held-for-sale                                                        1,287            183

Loans:
  Total loans                                                                            742,775        718,876
  Less: Allowance for loan losses                                                          7,421          7,124
                                                                                    ------------   ------------
     Net loans                                                                           735,354        711,752

Land, premises and equipment, net                                                         27,056         27,297
Accrued income receivable                                                                  6,112          6,744
Intangible assets                                                                          9,190          9,624
Other assets                                                                              13,128         10,956
                                                                                    ------------   ------------
     Total assets                                                                   $  1,162,018   $  1,149,157
                                                                                    ============   ============

                                                            (Continued)



                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                             As of June 30, 2001 and December 31, 2000
                                                          (in thousands)

                                                           (Page 2 of 2)

                                                                                      June 30,     December 31,
                                                                                        2001           2000
                                                                                    ------------   ------------
                                                                                            (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest bearing deposits                                                      $    157,990   $    164,606
  Interest bearing deposits                                                              662,976        680,723
                                                                                    ------------   ------------
     Total deposits                                                                      820,966        845,329

Short-term borrowings:
  Federal funds purchased                                                                 60,000          8,250
  U.S. Treasury demand notes                                                               4,000          3,674
  Securities sold under agreements
    to repurchase                                                                        137,670        138,154
  Other borrowings                                                                        30,000         50,000
                                                                                    ------------   ------------
     Total short-term borrowings                                                         231,670        200,078

Accrued expenses payable                                                                   7,394          6,684
Other liabilities                                                                          1,691          1,369
Long-term borrowings                                                                      11,411         11,433
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                                       19,304         19,291
                                                                                    ------------   ------------
     Total liabilities                                                                 1,092,436      1,084,184

SHAREHOLDERS' EQUITY
Common stock: No par value,  90,000,000 shares authorized,  5,813,984 shares issued and 5,779,932 outstanding as of June 30, 2001,and 5,813,984 shares
  issued and 5,784,105 outstanding at December 31, 2000                                    1,453          1,453
Additional paid-in capital                                                                 8,537          8,537
Retained earnings                                                                         58,498         55,734
Accumulated other comprehensive income/(loss)                                              1,698           (207)
Treasury stock, at cost                                                                     (604)          (544)
                                                                                    ------------   ------------
     Total shareholders' equity                                                           69,582         64,973
                                                                                    ------------   ------------

     Total liabilities and shareholders' equity                                     $  1,162,018   $  1,149,157
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                 For the Three Months and Six Months Ended June 30, 2001, and 2000
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 1 of 2)


                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
                                                      ---------------------------   ---------------------------
                                                          2001           2000           2001           2000
                                                      ------------   ------------   ------------   ------------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans: Taxable                   $     15,028   $     15,162   $     30,642   $     29,539
                            Tax exempt                          34             29             67             74
                                                      ------------   ------------   ------------   ------------
   Total loan income                                        15,062         15,191         30,709         29,613
Short-term investments                                          34             85            276            143

Securities:
 U.S. Treasury and government agency securities                693            734          1,426          1,463
 Mortgage-backed securities                                  3,228          3,184          6,544          6,263
 State and municipal securities                                444            445            889            891
 Other debt securities                                         114            104            229            205
                                                      ------------   ------------   ------------   ------------
   Total interest and dividend income                       19,575         19,743         40,073         38,578

INTEREST EXPENSE
----------------
Interest on deposits                                         8,051          7,655         17,366         15,094
Interest on short-term borrowings                            1,945          2,535          3,936          4,811
Interest on long-term debt                                     618            628          1,221          1,309
                                                      ------------   ------------   ------------   ------------
   Total interest expense                                   10,614         10,818         22,523         21,214
                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME                                          8,961          8,925         17,550         17,364
-------------------
Provision for loan losses                                      307            400            520            615
                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                    8,654          8,525         17,030         16,749
-------------------------                             ------------   ------------   ------------   ------------

NONINTEREST INCOME
------------------
Trust and brokerage fees                                       629            505          1,423          1,056
Service charges on deposit accounts                          1,344          1,117          2,452          2,195
Other income (net)                                             764            804          1,470          1,607
Net gains on the sale of real estate mortgages
  held-for-sale                                                317            108            444            238
Net securities gains (losses)                                    2              0              2              0
                                                      ------------   ------------   ------------   ------------
   Total noninterest income                                  3,056          2,534          5,791          5,096

NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                               4,374          3,595          8,586          7,624
Occupancy and equipment expense                              1,241          1,300          2,510          2,589
Other expense                                                2,644          2,498          5,271          4,801
                                                      ------------   ------------   ------------   ------------
   Total noninterest expense                                 8,259          7,393         16,367         15,014

                                                            (Continued)


                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                 For the Three Months and Six Months Ended June 30, 2001, and 2000
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 2 of 2)


                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
                                                      ---------------------------   ---------------------------
                                                          2001           2000           2001           2000
                                                      ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAX EXPENSE                             3,451          3,666          6,454          6,831
--------------------------------

Income tax expense                                           1,080          1,165          1,954          2,128
                                                      ------------   ------------   ------------   ------------

NET INCOME                                            $      2,371   $      2,501   $      4,500   $      4,703
----------                                            ============   ============   ============   ============

AVERAGE COMMON SHARES OUTSTANDING FOR BASIC EPS          5,813,984      5,813,984      5,813,984      5,813,984

BASIC EARNINGS PER COMMON SHARE                       $       0.41   $       0.43   $       0.78   $       0.81
-------------------------------                       ============   ============   ============   ============

DILUTED EARNINGS PER COMMON SHARE                     $       0.41   $       0.43   $       0.78   $       0.81
---------------------------------                     ============   ============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


                                                  LAKELAND FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 For the Three Months and Six Months Ended June 30, 2001 and 2000
                                                          (in thousands)

                                                            (unaudited)

                                                                  For the Three Months Ended           For the Six Months Ended
                                                                            June 30,                           June 30,
                                                             --------------------------------------------------------------------
                                                                   2001              2000              2001              2000
                                                             ----------------  ----------------  ---------------  ---------------
Common Stock:
  Balance at beginning of the period                         $ 1,453           $ 1,453           $ 1,453           $ 1,453
                                                             -------           -------           -------           -------
  Balance at end of the period                                 1,453             1,453             1,453             1,453

Paid-in Capital:
  Balance at beginning of the period                           8,537             8,537             8,537             8,537
                                                             -------           -------           -------           -------
  Balance at end of the period                                 8,537             8,537             8,537             8,537

Retained Earnings:
  Balance at beginning of the period                          57,111            50,870            55,734            49,422
  Net Income                                                   2,371  $ 2,371    2,501  $ 2,501    4,500  $ 4,500    4,703  $4,703
  Cash dividends declared ($.15 and $.13
    per share for 2001 and 2000)                                (984)             (753)           (1,736)           (1,507)
                                                             -------           -------           -------           -------
  Balance at end of the period                                58,498            52,618            58,498            52,618

Accumulated Other Comprehensive Income/(Loss):
  Balance at beginning of the period                           1,787            (5,111)             (207)           (4,797)
  Unrealized gain (loss) on available-for-sale
    securities arising during the period (net of taxes)          (89)             (303)            1,905              (617)
                                                             -------           -------           -------           -------
  Other comprehensive income/(loss)(net of taxes
    of $[66], $[199], $980 and $[405])                           (89)     (89)    (303)    (303)   1,905    1,905     (617)  (617)
                                                             -------  -------  -------  -------  -------  -------  -------  ------
  Total comprehensive income                                          $ 2,282           $ 2,198           $ 6,405           $4,086
  Balance at end of the period                                 1,698  =======   (5,414) =======    1,698  =======   (5,414) ======

Treasury Stock:
  Balance at beginning of the period                            (604)             (478)             (544)             (421)
  Acquisition of treasury stock                                    0                 0               (60)              (57)
                                                             -------           -------           -------           -------
  Balance at end of the period                                  (604)             (478)             (604)             (478)
                                                             -------           -------           -------           -------
Total Shareholders' Equity                                   $69,582           $56,716           $69,582           $56,716
                                                             =======           =======           =======           =======

The accompanying notes are an integral part of these consolidated financial statements.


                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Six Months Ended June 30, 2001 and 2000
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)

                                                                                        2001           2000
                                                                                    ------------   ------------
Cash flows from operating activities:
  Net income                                                                        $      4,500   $      4,703
                                                                                    ------------   ------------
Adjustments to reconcile net income to net cash from operating activities:

  Depreciation                                                                             1,182          1,209
  Provision for loan losses                                                                  520            615
  Amortization of intangible assets                                                          447            462
  Amortization of mortgage servicing rights                                                  135            122
  Impairment of mortgage servicing rights                                                    296              0
  Loans originated for sale                                                              (26,541)       (10,538)
  Net gain on sale of loans                                                                 (444)          (238)
  Proceeds from sale of loans                                                             25,819         10,761
  Net (gain) loss on sale of premises and equipment                                           11            (31)
  Net gain on sale of securities available-for-sale                                           (2)             0
  Net securities amortization                                                                501            520
  Change in taxes payable                                                                   (376)        (1,476)
  Change in income receivable                                                                632           (721)
  Change in accrued expenses payable                                                        (298)         3,306
  Change in other assets                                                                    (917)        (1,833)
  Change in other liabilities                                                                322            169
                                                                                    ------------   ------------
     Total adjustments                                                                     1,287          2,327
                                                                                    ------------   ------------
        Net cash from operating activities                                                 5,787          7,030
                                                                                    ------------   ------------
Cash flows from investing activities:
  Proceeds from maturities and calls of securities available-for-sale                     24,741         20,290
  Purchases of securities available-for-sale                                             (20,887)       (31,223)
  Net increase in total loans                                                            (25,595)       (25,131)
  Proceeds from sales of land, premises and equipment                                          0            400
  Purchases of land, premises and equipment                                                 (952)          (525)
                                                                                    ------------   ------------
        Net cash from investing activities                                               (22,693)       (36,189)
                                                                                    ------------   ------------
                                                            (Continued)


                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Six Months Ended June 30, 2001 and 2000
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                                        2001           2000
                                                                                    ------------   ------------
Cash flows from financing activities:
  Net increase (decrease) in total deposits                                         $    (24,363)  $     19,854
  Proceeds from short-term borrowings                                                 15,285,721     11,345,065
  Payments on short-term borrowings                                                  (15,254,129)   (11,320,490)
  Payments on long-term borrowings                                                           (22)        (5,020)
  Dividends paid                                                                          (1,619)        (1,507)
  Purchase of treasury stock                                                                 (60)           (57)
                                                                                    ------------   ------------
        Net cash from financing activities                                                 5,528         37,845
                                                                                    ------------   ------------
  Net increase (decrease) in cash and cash equivalents                                   (11,378)         8,686

Cash and cash equivalents at beginning of the period                                      88,993         63,104
                                                                                    ------------   ------------
Cash and cash equivalents at end of the period                                      $     77,615   $     71,790
                                                                                    ============   ============
Cash paid during the period for:
  Interest                                                                          $     22,148   $     19,940
                                                                                    ============   ============
  Income taxes                                                                      $      2,330   $      2,222
                                                                                    ============   ============
Loans transferred to other real estate                                              $      1,473   $          0
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001

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

         It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report to shareholders and Form 10-K. In preparing financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported and the disclosures provided. Results for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) which are necessary for a fair statement of the results for interim periods are reflected in the quarterly statements.

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

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141. "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this Statement will only impact the Company's financial statements if it enters into a business combination.

         Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction in earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their useful lives. The Company is required to adopt this Statement on January 1, 2002 and early adoption is not permitted. The Company has not yet assessed the impact of this Statement on its financial statements.



NOTE 2.  EARNINGS PER SHARE

         Basic earnings per common share is based upon weighted-average common shares outstanding. Diluted earnings per common share shows the dilutive effect of additional common shares issueable.

         The common shares outstanding for the shareholders' equity section of the consolidated balance sheet at June 30, 2001 reflects the acquisition of 34,052 shares of Company common stock to offset a liability for a directors' deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

         A reconciliation of the numerators and denominators of the basic earnings per common share and the diluted earnings per common share for the periods ended June 30, 2001 and 2000 follows. All amounts are in thousands except share data.


                                                             For the three months                      For the six months
                                                                ended June 30,                            ended June 30,
                                                   --------------------------------------    -------------------------------------
                                                         2001                  2000                  2001                 2000
                                                   -----------------     ----------------    ----------------     ----------------
Basic earnings per common   share
  Net income                                       $           2,371     $          2,501    $          4,500     $         4,703

  Weighted-average common
     shares outstanding                                    5,813,984            5,813,984           5,813,984           5,813,984

    Basic earnings per
      common share                                  $            .41     $            .43     $           .78     $           .81

Diluted earnings per common share

 Net income                                         $          2,371     $          2,501     $         4,500      $        4,703

  Weighted-average common
    shares outstanding for
    basic earnings per
    common share                                           5,813,984            5,813,984           5,813,984           5,813,984

  Add: dilutive effect
    of assumed exercises
    of stock options                                          15,480                    0              15,603                 226

  Average common shares
    and dilutive potential
    common shares                                          5,829,464            5,813,984           5,829,587           5,814,210

    Diluted earnings per
      common share                                   $           .41     $            .43      $          .78        $        .81

Stock options for 314,170 and 447,270 shares of common stock were not considered in computing diluted earnings per common share for June 30, 2001 and 2000 because they were antidilutive.

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


                            Number   Weighted    Risk-      Stock       Fair
                               of    Exercise    Free       Price     Value of
                            Options   Price      Rate      Volatility  Grants
                          ---------- --------- ---------- ----------- --------

Outstanding 1/1/01           454,770

Granted 1/9/01               134,025 $   13.63      4.73%     62.45%  $   5.92
Granted 5/8/01                 1,000 $   14.00      4.74%     63.89%  $   5.99
Granted 6/12/01                3,000 $   14.25      4.80%     64.01%  $   6.15

Exercised                          0

Forfeited                     28,000 $   22.55

Outstanding 6/30/01          564,795

         The fair values of the options were estimated using an expected life of 5 years and expected dividends of $.13 per quarter. There were 6,200 options exercisable as of June 30, 2001.

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

                                 For the three months    For the six months
                                    ended June 30,         ended June 30,
                                 --------------------  ---------------------
                                   2001       2000        2001        2000
                                 ---------  ---------  ---------   ---------

Net income as reported           $   2,371  $   2,501  $   4,500   $   4,703
Pro forma net income             $   2,174  $   2,341  $   4,106   $   4,441

Basic earnings per common
  share as reported              $     .41  $     .43  $     .78   $     .81
Diluted earnings per
  common share as reported       $     .41  $     .43  $     .78   $     .81

Pro forma basic earnings
  per common share               $     .37  $     .40  $     .71    $    .76
Pro forma diluted earnings
  per common share               $     .37  $     .40  $     .71    $    .76


NOTE 4. PENSION PLAN CURTAILMENT

         On April 1, 2000 the Lake City Bank Pension Plan was frozen. As a result of this curtailment, a $500,000 gain was recognized in the second quarter of 2000. The gain is included in salaries and employee benefits.

NOTE 5.  SECURITIES AVAILABLE-FOR-SALE
                                                       Gross       Gross
                                           Fair     Unrealized  Unrealized
                                           Value       Gains      Losses
                                        ----------  ----------  ----------
                                                  (in thousands)
June 30, 2001
  U.S. Treasury securities              $   34,176  $      356  $        0
  U.S. Government agencies and
   corporations                              6,708          47           0
  Mortgage-backed securities               209,925       3,101        (805)
  State and municipal securities            35,090         201        (290)
  Other debt securities                      6,377         114         (46)
                                        ----------  ----------  ----------
    Total securities available-for-sale
     at June 30, 2001                   $  292,276  $    3,819  $   (1,141)
                                        ==========  ==========  ==========
December 31, 2000
  U.S. Treasury securities              $   38,066  $      212  $     (183)
  U.S. Government agencies and
   corporations                              6,550           0        (122)
  Mortgage-backed securities               207,594       1,809      (1,714)
  State and municipal securities            35,430         214        (200)
  Other debt securities                      5,968           9        (368)
                                        ----------  ----------  ----------
    Total securities available-for-sale
     at December 31, 2000               $  293,608  $    2,244  $   (2,587)
                                        ==========  ==========  ==========

         The fair value of available-for-sale debt securities by maturity as of June 30, 2001, is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.
                                                                 Fair
                                                                 Value
                                                               ----------
                                                            (in thousands)
Due in one year or less                                        $   30,871
Due after one year through five years                              13,657
Due after five years through ten years                              2,070
Due after ten years                                                35,753
                                                               ----------
                                                                   82,351
Mortgage-backed securities                                        209,925
                                                               ----------
  Total debt securities                                        $  292,276
                                                               ==========


NOTE 6.  LOANS

                                                 June 30,    December 31,
                                                   2001          2000
                                               ------------  ------------
                                                    (in thousands)
Commercial and industrial loans                $    465,268  $    440,941
Agri-business and agricultural loans                 53,263        48,558
Real estate mortgage loans                           48,473        49,104
Real estate construction loans                        3,373         3,627
Installment loans and credit cards                  172,398       176,646
                                               ------------  ------------
  Total loans                                  $    742,775  $    718,876
                                               ============  ============

Impaired loans                                 $          0  $      1,413

Non-performing loans                           $      1,873  $      8,410

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                                 June 30, 2001

OVERVIEW

         Lakeland Financial Corporation (the "Company") is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 44 offices in 15 counties in northern Indiana. The Company earned $4.5 million for the first six months of 2001 versus $4.7 million in the same period of 2000. During the second quarter of this year, earnings were $2.4 million, versus $2.5 million in the second quarter of 2000. The decrease was primarily caused by a reduction in the Company's net interest margin, which decreased 23 basis points from 3.77% to 3.54% during the first half of the year versus the comparable period in 2000. The decrease occurred as a result of a 2.75% reduction in Lake City Bank's prime rate which was driven by corresponding cuts by the Federal Reserve Bank during the first half of 2001. Given the Company's balance sheet structure, a declining interest rate environment will generally lead to a lower net interest margin and lower net interest income.

         Since June 30, 1996, total Company assets have increased 89.3%, from $613.8 million to $1.162 billion at June 30, 2001, a 13.6% annual compound growth rate. This growth was accomplished through continued growth in existing branch offices and de-novo branch activity in existing and new markets, and acquisitions. Shareholders' equity has increased 78.4% from $39.0 million to $69.6 million over the same time period, a 12.3% annual compounded growth rate. Net income for the six months ended June 30, 1996 compared to the net income for the same period of 2001, increased 39.8% from $3.2 million to $4.5 million. From June 30, 1996, to June 30, 2001, the number of Lake City Bank offices increased from 30 to 44. The capital necessary to support this growth has been provided through results of operation, issuance of trust preferred securities and existing capital. It should be noted that historical rates of growth may not be indicative of growth in future periods.

         In June 2001 the Company announced that it had reached an agreement for the sale of five southern market offices to First Farmers Bank and Trust of Converse, Indiana. The offices included in the sale are located in the following Indiana cities: Peru, Greentown, Wabash, Roann and Logansport. Collectively, the offices have approximately $80 million in deposits and $30 million in loans. The sale is contingent upon regulatory approval and completion of financing by First Farmers.

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

     The forward-looking statements contained in this report are made only as of the date of this report.

FINANCIAL CONDITION

Assets

         Total assets of the Company were $1.162 billion as of June 30, 2001, an increase of $12.9 million, or 1.1%, when compared to $1.149 billion as of December 31, 2000. Total loans were $742.8 million at June 30, 2001, an increase of $23.9 million, or 3.3%, versus the December 31, 2000 balance. Total securities decreased $1.3 million, or 0.5%, to $292.3 million as of June 30, 2001, versus $293.6 million at December 31, 2000. Earning assets increased to $1.034 billion as of June 30, 2001, an increase of $23.7 million, or 2.3%, versus the December 31, 2000, total of $1.010 billion.

Funding

         Total deposits and securities sold under agreements to repurchase (repurchase agreements) consist of funds generated within the Company's primary market area. At June 30, 2001, this funding totaled $958.6 million. This represented a $24.8 million, or 2.5%, decrease versus December 31, 2000. The decrease was primarily in time deposits, which decreased $11.0 million, or 2.8%, when compared to the balance at December 31, 2000, and interest-bearing demand accounts, which decreased $6.7 million, or 2.4%, during the same period. The decrease in time deposits was driven by a reduction in jumbo CD's with public fund customers of $18.7 million. Noninterest-bearing demand accounts decreased $6.6 million, or 4.0%, when compared to the balance at
December 31, 2000, and repurchase agreements decreased slightly. The repurchase agreements are a combination of fixed rate contracts and variable rate corporate cash management accounts.

         In addition to these local funding sources, the Company borrows through non-local sources including federal fund lines with correspondent banks, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and through the Treasury, Tax and Loan program. Including these non-local sources, funding totaled $1.064 billion at June 30, 2001, a $7.2 million, or a 0.7%, increase versus $1.057 billion as of December 31, 2000. The primary increase in non-local funding sources was federal fund lines, which are used for short-term funding needs.

Earning Assets

         On an average daily basis, total earning assets increased 8.3% and 7.1%, respectively, for the six-month and three-month periods ended June 30, 2001, as compared to the same periods in 2000. On an average daily basis, total deposits and purchased funds increased 6.1% and 5.0%, respectively, for the six-month and three-month periods ended June 30, 2001, as compared to the same periods in 2000.

Investment Portfolio

         The Company's available-for-sale portfolio is managed with consideration given to factors such as the Company's capital levels, growth prospects, asset/liability structure and liquidity needs. At June 30, 2001, the securities in the available-for-sale portfolio had a three year average life and a potential for approximately 10% price depreciation in the event that rates move up 300 basis points. If rates move down 300 basis points, the average life would be three years with approximately 4% price appreciation possible. The composition of this portfolio is primarily collateralized mortgage obligations (CMOs) and mortgage pools issued by GNMA, FNMA and FHLMC, which are directly or indirectly guaranteed by the federal government. As of June 30, 2001, all mortgage-backed securities were performing in a manner consistent with management's original expectations. Future investment activity is difficult to predict, as it is dependent upon loan and deposit trends and other factors.

Loans and Deposits

         The Company had 69.8% of its loans concentrated in commercial loans at June 30, 2001 versus 68.1% as of December 31, 2000. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and geography. Customer diversification is accomplished through an administrative loan limit of $10.0 million. Based upon state banking regulations, the Bank's legal loan limit as of June 30, 2001, was approximately $12.7 million. Product diversification is accomplished by offering a wide variety of financing options. Management reviews the loan portfolio to ensure loans are diversified by industry. The loans in the portfolios are distributed primarily throughout the Company's principal trade area, which encompasses multiple markets in Northern Indiana.

         The real estate loan portfolio is impacted by secondary market activity, which is a function of current interest rates and economic conditions. As interest rates have gradually fallen since December 31, 2000, the level of new financings and refinancings has increased. Through June 30, 2001, the Company sold mortgages totaling $25.4 million into the secondary market as compared to $10.6 million during the same period in 2000. During these same two periods, loans originated for sale totaled $26.5 million and $10.5 million, respectively. As a part of the Community Reinvestment Act commitment to making real estate financing available to a variety of customers, the Company continues to originate non-conforming loans that are held to maturity or prepayment.

         Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced and/or other concessions were granted to the borrower. These actions are typically taken as a result of a deterioration in the financial condition of the borrower which results in the inability of the borrower to perform under the original terms of the loan. Loans renegotiated as troubled debt restructurings totaled $1.1 million at both June 30, 2001 and December 31, 2000. The loans classified as troubled debt restructurings at June 30, 2001 were performing in accordance with the modified terms.

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

         For the first six months of 2001, loans have increased while deposits have decreased. During this six-month period, time deposits decreased $11.0 million, or 2.8%, from $396.5 million to $385.5 million and other transaction accounts decreased $6.7 million, or 2.4%, during the same period. Demand accounts, which are noninterest bearing, decreased $6.6 million, or 4.0%, during the first six months of the year, and repurchase agreements decreased slightly. During this same six-month period, loans increased $23.9 million, or 3.3%. Loan growth opportunities continue to be strong, particularly in the commercial and mortgage markets. Since 2000, the Company has strategically focused on loan growth in the commercial portfolio that historically produces higher returns than the consumer loan portfolio. The Company's loan to deposit ratio was 90.5% as of June 30, 2001, versus 85.0% at December 31, 2000.

Market and Interest Rate Risk

         The Company is asset sensitive and therefore susceptible to interest rate risk. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2001. The policy sets guidelines for balance sheet structure, which are designed to protect the company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. Given the Company's mix of interest bearing liabilities and interest bearing assets at June 30, 2001, the net interest margin could be expected to decline in a falling rate environment and conversely, to increase in a rising rate environment. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company's needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At June 30, 2001, the Company's potential pretax exposure was within the Company's policy limit.

         Regional economic conditions are monitored closely to identify changes in any of the industries within the market area that may show signs of weakening. The Company did not have any industry concentrations at June 30, 2001. The commercial loan portfolio has experienced rapid growth and comprises most of the Company's loan portfolio. Commercial loans represent higher dollar loans to fewer customers and therefore higher credit risk. Pricing is adjusted to manage the higher credit risk involved with these types of loans. Fixed rate mortgage loans, which represent increased interest rate risk, are sold to the secondary market, as well as some variable rate mortgage loans. The remainder of the variable rate mortgage loans are retained.

         Management, along with other financial institutions, shares a concern for the possible continued softening of the economy. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs and delinquencies could rise.

         The investment portfolio is managed to limit the Company's exposure to risk by containing mostly CMO's which are either directly or indirectly backed by the federal government. The Company does not have a material exposure to foreign currency exchange risk, does not own any derivative financial instruments and does not maintain a trading portfolio.

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


                                                QUANTITATIVE MARKET RISK DISCLOSURE

                                              Principal/Notional Amount Maturing in:
                                                    (Dollars in thousands)                                                   Fair
                                      ----------------------------------------------------------------------------------    Value
                                        Year 1      Year 2      Year 3      Year 4      Year 5    Thereafter    Total      6/30/01
                                      ----------  ----------  ----------  ----------  ----------  ----------  ---------- ----------
Rate sensitive assets:
  Fixed interest rate loans           $  124,327  $   73,906  $   84,195  $   40,834  $   26,022  $    8,602  $  357,886  $368,045
  Average interest rate                     8.62%       8.75%       8.40%       8.47%       7.84%       8.20%       8.51%
  Variable interest rate loans        $  342,871  $    1,318  $    1,283  $    1,221  $    1,223  $   38,260  $  386,176  $385,777
  Average interest rate                     7.20%      10.13%       9.71%       9.38%       9.05%       6.90%       7.20%
  Fixed interest rate securities      $   75,319  $   44,351  $   37,630  $   24,362  $   19,407  $   85,599  $  286,668  $289,314
  Average interest rate                     6.07%       6.58%       6.39%       6.65%       6.62%       6.15%       6.30%
  Variable interest rate securities   $      301  $      308  $      317  $      326  $      336  $    1,342  $    2,930  $2,962
  Average interest rate                     5.08%       5.22%       5.18%       5.14%       5.09%       5.28%       5.21%
  Other interest-bearing assets       $    4,607  $        0  $        0  $        0  $        0  $        0  $    4,607  $4,607
  Average interest rate                     4.00%       0.00%       0.00%       0.00%       0.00%       0.00%       4.00%
Rate sensitive liabilities:
  Non-interest bearing checking       $    8,215  $    7,331  $    1,327  $    1,264  $    1,849  $  138,004  $  157,990  $157,990
  Average interest rate
  Savings & interest bearing checking $   21,147  $   19,093  $   16,957  $   15,402  $   12,350  $  192,571  $  277,520  $277,520
  Average interest rate                     2.78%       2.78%       2.78%       2.78%       2.78%       2.34%       2.47%
  Time deposits                       $  331,015  $   38,385  $    8,679  $    4,382  $    1,667  $    1,328  $  385,456  $387,537
  Average interest rate                     5.29%       5.51%       5.32%       5.70%       5.89%       3.58%       5.31%
  Fixed interest rate borrowings      $  241,669  $    1,411  $        0  $        0  $        0  $   19,305  $  262,385  $261,949
  Average interest rate                     4.10%       6.15%       0.00%       0.00%       0.00%       9.00%       4.47%

Borrowings

     The Company is a member of the FHLB of Indianapolis. Membership has enabled the Company to participate in the housing programs sponsored by the FHLB, which enhances the Company's ability to offer additional programs throughout its trade area. The Company's Board of Directors has authorized borrowings of up to $100 million under the FHLB program. As of June 30, 2001, the borrowings from the FHLB totaled $41.3 million, with maturities as follows:

                                                               June30,
                                                                 2001
                                                            --------------
                                                            (in thousands)
Due July 10, 2001                                                   20,000
Due July 27, 2001                                                   10,000
Due December 28, 2001                                               10,000
Due June 24, 2003                                                    1,300
Due January 15, 2018                                                    49
                                                            --------------
  Total                                                     $       41,349
                                                            ==============

         All borrowings are collateralized by residential real estate mortgages and mortgage-backed securities. Membership in the FHLB requires an equity investment in FHLB stock. The amount required is computed annually, and is based upon a formula that considers the Company's total investment in residential real estate loans, mortgage-backed securities and any FHLB advances outstanding at year-end. The Company's investment in FHLB stock at June 30, 2001, was $3.6 million.

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

         The Company's and Bank's actual capital amounts and ratios are presented in the following table (in thousands):


                                                                                       Minimum Required To Be
                                                               Minimum Required        Well Capitalized Under
                                                                  For Capital         Prompt Corrective Action
                                           Actual              Adequacy Purposes            Regulations
                                  ------------------------  ------------------------  ------------------------
                                     Amount       Ratio        Amount       Ratio        Amount       Ratio
                                  -----------  -----------  -----------  -----------  -----------  -----------

As of June 30, 2001
Total Capital
 (to Risk Weighted Assets)
 Consolidated                     $    85,970       10.34%  $    66,531        8.00%  $    83,164       10.00%
 Bank                             $    84,536       10.19%  $    66,381        8.00%  $    82,977       10.00%
Tier I Capital
 (to Risk Weighted Assets)
 Consolidated                     $    78,549        9.45%  $    33,265        4.00%  $    49,898        6.00%
 Bank                             $    77,115        9.29%  $    33,191        4.00%  $    49,786        6.00%
Tier I Capital
 (to Average Assets)
 Consolidated                     $    78,549        7.05%  $    44,542        4.00%  $    55,678        5.00%
 Bank                             $    77,115        6.93%  $    44,536        4.00%  $    55,669        5.00%

As of December 31, 2000
Total Capital
 (to Risk Weighted Assets)
 Consolidated                     $    82,537       10.24%  $    64,496        8.00%  $    80,621       10.00%
 Bank                             $    81,020       10.06%  $    64,434        8.00%  $    80,542       10.00%
Tier I Capital
 (to Risk Weighted Assets)
 Consolidated                     $    75,414        9.35%  $    32,248        4.00%  $    48,372        6.00%
 Bank                             $    73,896        9.17%  $    32,217        4.00%  $    48,325        6.00%
Tier I Capital
 (to Average Assets)
 Consolidated                     $    75,414        7.20%  $    41,874        4.00%  $    52,343        5.00%
 Bank                             $    73,896        7.06%  $    41,850        4.00%  $    52,313        5.00%



         Total shareholders' equity as of June 30, 2001 increased $4.6 million, or 7.1%, to $69.6 million when compared to December 31, 2000. Net income of $4.5 million, less dividends of $1.7 million, plus the increase in the accumulated other comprehensive income of $1.9 million, less $60,000 for the cost of treasury stock acquired, comprised this increase. The Company has adopted a dividend reinvestment and stock purchase plan that became available to the Company's shareholders in July, 2000. The purpose of the dividend reinvestment plan is to provide participating shareholders with a simple and convenient method of investing cash dividends paid by the Company on its shares of common stock into additional shares of common stock. All of the Company's shareholders of record are eligible to participate in the plan.

RESULTS OF OPERATIONS

Net Income

         Net income was $4.5 million for the first six months of 2001, versus $4.7 million in the same period in 2000. For the three months ended June 30, 2001, net income was $2.4 million compared to $2.5 million for the three months ended June 30, 2000. Basic earnings per share for the first six months of 2001 was $.78 per share, versus $.81 per share for the first six months of 2000, and $.41 per share for the second quarter of 2001 compared to $.43 per share for the same period of 2000. Diluted earnings per share reflect the potential dilutive impact of stock options granted under an employee stock option plan. The stock options did not have an impact on earnings per share as diluted earnings per share were the same as basic earnings per share for both the six-month and three-month periods ended June 30, 2001.

Net Interest Income

         For the six-month period ended June 30, 2001, net interest income totaled $17.6 million, an increase of 1.1%, or $0.2 million, versus the first six months of 2000. For the three-month period ended June 30, 2001, net interest income totaled $9.0 million, an increase of 0.4%, or $36,000, over the same period of 2000. Net interest income increased in both the three and six month periods during 2001, primarily as a result of the increase in average earning assets, and despite a significant decline in the Company's net interest margin from 3.77% to 3.54%

         During the first six months of 2001, total interest and dividend income increased $1.5 million, or 3.9%, to $40.1 million, versus $38.6 million during the same six months of 2000. Interest and dividend income decreased $0.2 million, or 0.9%, for the second quarter of 2001, compared to the 2000 quarter. Daily average earning assets for the first two quarters of 2001 increased 8.3% to $1.026 billion versus the same period in 2000. For the second quarter, the daily average earning assets increased 7.1% to $1.025 billion versus the same period in 2000. The tax equivalent yield on average earning assets decreased by 33 basis points to 7.9% for the six-month period ended June 30, 2001 versus the same period of 2000. For the three-month period ended June 30, 2001, the yield decreased 66 basis points to 7.7% from the yield for the three-month period ended June 30, 2000.

         The decrease in the yield on average earning assets reflected decreases in the yields on both loans and securities caused by the falling interest rate environment. The yield on securities is historically lower than the yield on loans, and decreasing the ratio of securities to total earning assets will normally raise the yield on earning assets. The ratio of average daily securities to average earning assets for the six-month and three-month periods ended June 30, 2001 were 28.7% and 28.8% compared to 29.0% and 28.9% for the same periods of 2000. In addition, the overall tax equivalent yield on loans decreased 35 and 77 basis points to 8.5% and 8.2% when comparing the six-month and three-month periods. The yield on securities decreased 26 basis points to 6.5% and 42 basis points to 6.4% when comparing the six-month and three-month periods.

         The average daily loan balances for the first six months of 2001 increased 8.0% to $720.2 million, over the average daily loan balances of $666.7 million for the same period of 2000. The average daily loan balances for the three-months ended June 30, 2001 increased 7.8% to $726.3 million over the average daily loan balances of $674.0 million for the same period in 2000. This loan growth was primarily funded by increases in deposits. The 3.7% increase in loan interest income of $1.1 million for the six-month period in 2001 versus the same period in 2000 resulted from loan growth. The 0.9% decrease in loan interest income of $0.1 million in the three-month period ended June 30, 2001, versus the same period in 2000 resulted from a decrease in yields.

         Income from securities totaled $9.1 million for the first six months of 2001, an increase of $266,000, or 3.1%, versus the same period of 2000. The income from securities for the three-month period ended June 30, 2001 was $4.5 million, which was unchanged from the same period in 2000. The increase for the six-month period resulted from an increase in average daily balances of securities offset by the decrease in yields on securities. The average daily balances of securities for the six-month period ended June 30, 2001 increased $19.7 million to $294.6 million when compared to the same period of the prior year. For the three-month period ended June 30, 2001 the average daily balances of securities increased $17.9 million to $294.9 million when compared to the same period of 2000.

         Income from short-term investments amounted to $276,000 for the six-month period and $34,000 for the three-month period ended June 30, 2001. This compares to $143,000 and $85,000 for the same periods in 2000. The increase of $133,000 for the six-month period of 2001 over the same period in 2000 resulted primarily from a $5.5 million increase in average daily assets to $10.7 million. The decrease of $51,000 for the three-month period in 2001 over the same period in 2000 was the result of a $1.9 million decrease in average daily earning assets to $4.0 million, combined with a 197 basis point reduction in the yields.

         Total interest expense increased $1.3 million or 6.2% to $22.5 million for the six-month period ended June 30, 2001, from $21.2 million for the comparable period in 2000, and decreased $0.2 million or 1.9% to $10.6 million for the three-month period ended June 30, 2001, from $10.8 million for the comparable period in 2000. This was a result of the overall growth of deposits in existing offices, changes in the deposit mix and a 23 basis point increase in the Company's daily cost of funds. On an average daily basis, total deposits (including demand deposits) increased 9.1% and 6.5% for the six and three-month periods ended June 30, 2001, as compared to the same periods in 2000. When comparing the same periods, the average daily balances of the demand deposit accounts rose $0.2 million and $50.4 million, while the average daily balances of savings and transaction accounts combined increased $4.9 million and $3.0 million. The average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $65.2 million for the six months ended June 30, 2001 versus the same period in 2000. For the three-month period ended June 30, 2001, the average daily balance of time deposits increased $50.4 million versus the same period in 2000. This increase was driven by the loan growth which required additional funding. During the remainder of 2001, management plans to continue efforts to grow relationship type accounts such as demand deposit and Investors' Weekly accounts, which pay a lower rate of interest compared to time deposit accounts and better match the characteristics of the assets being generated. Average daily balances of borrowings decreased $10.5 million and $1.1 million for the six and three-month periods ended June 30, 2001 compared to the same periods of 2000, and the rate on borrowings decreased 66 and 116 basis points when comparing the same periods. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 6.1% and 5.0% for the six and three-month periods ended June 30, 2001 versus the same periods in 2000.


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

         The provision amounted to $520,000 and $615,000 for the six-month periods ended June 30, 2001 and 2000,respectively. For the three-month periods ended June 30, 2001 and 2000, the provision amounted to $307,000 and $400,000, respectively. These provisions reflect a number of factors including the size of the loan portfolio, the amount of past due accruing loans (90 days or more), the amount of non-accrual loans and management's overall view on current credit quality.

         As of June 30, 2001, loans delinquent 90 days or more that were included in the accompanying financial statements as accrual loans totaled approximately $697,000 versus $6.8 million as of December 31, 2000. Reductions resulted primarily from the repayment of a $1.4 million loan from another bank, and the extension of terms of a $4.8 million loan, which now matures in July, 2001. At June 30, 2001, loans totaling $1.2 million were on non-accrual versus $206,000 as of December 31, 2000. The increase in non-accrual loans resulted from the inclusion of two commercial loans totaling $1.1 million. These levels of non-performing loans reflect both the general economic conditions that have promoted growth and expansion in the Company's trade area during the last several years, and a credit risk management strategy that promotes diversification.

         As a result of management's analysis of the adequacy of the allowance, the ratio of the allowance for loan losses to total loans was approximately 1.00% for June 30, 2001, 0.99% for December 31 and 1.03% for June 30, 2000.

         As part of the loan review process, management reviews all loans classified as `special mention' or below, as well as other loans that might require classification as impaired. As of June 30, 2001, there were no loans classified as impaired and as of December 31, 2000, $1.4 million were classified as impaired. The reduction in impaired loans resulted primarily from the transfer of one commercial loan to other real estate during the second quarter.

         Following is a summary of the loan loss experience for the six months ended June 30, 2001, and the year ended December 31, 2000.

                                              June 30,     December 31,
                                                2001          2000
                                            -------------  -------------
                                                   (in thousands)

Amount of loans outstanding                 $     742,775  $     718,876
                                            -------------  -------------
Average daily loans outstanding for
  the period                                $     720,836  $     659,365
                                            -------------  -------------

Allowance for loan losses at the
  beginning of the period                   $       7,124   $      6,522

Charge-offs:
 Commercial                                             0            200
 Real estate                                            0             30
 Installment                                          274            483
 Credit card and personal credit lines                 38             35
                                            -------------   ------------
    Total charge-offs                                 312            748

Recoveries:
 Commercial                                             1             45
 Real estate                                           16              0
 Installment                                           70             93
 Credit card and personal credit lines                  2              6
                                            -------------   ------------
    Total recoveries                                   89            144
                                            -------------   ------------
Net charge-offs                                       223            604

Provision charged to expense                          520          1,206
                                            -------------   ------------
Allowance for loan losses at the end of
 the period                                 $       7,421   $      7,124
                                            =============   ============

Ratio of annualized net charge-offs during the period to average daily loans during the period:
 Commercial                                         0.00%          0.02%
 Real estate                                       (0.01)%         0.01%
 Installment                                        0.06%          0.06%
 Credit card and personal credit lines              0.01%          0.00%
                                            -------------   ------------
 Total                                              0.06%          0.09%
                                            =============   ============

         Net interest income after provision for loan losses totaled $17.0 million and $8.7 million for the six and three-month periods ended June 30, 2001. This represented increases of 1.7% and 1.5% over the same periods ended June 30, 2000.

Noninterest Income

         Noninterest income categories for the six and three-month periods ended June 30, 2001, and 2000 are shown in the following tables:

                                                  Six Months ended
                                                      June 30,
                                       ----------------------------------
                                                                  Percent
                                          2001        2000        Change
                                       ----------  ----------  ----------
                                                  (in thousands)
Trust and brokerage fees               $    1,423  $    1,056      34.8 %
Service charges on deposits                 2,452       2,195      11.7
Other income (net)                          1,470       1,607      (8.5)
Net gains on the sale of real estate
  mortgages held-for-sale                     444         238      86.6
Net securities gains                            2           0     100.0
                                       ----------  ----------  ----------
     Total noninterest income          $    5,791  $    5,096      13.6 %
                                       ==========  ==========  ==========

                                                Three Months ended
                                                     June 30,
                                       ----------------------------------
                                                                  Percent
                                          2001        2000        Change
                                       ----------  ----------  ----------
                                                  (in thousands)
Trust and brokerage fees               $      629  $      505      24.6 %
Service charges on deposits                 1,344       1,117      20.3
Other income (net)                            764         804      (5.0)
Net gains on the sale of real estate
  mortgages held-for-sale                     317         108     193.5
Net securities gains                            2           0     100.0
                                       ----------  ----------  ----------
     Total noninterest income          $    3,056  $    2,534      20.6 %
                                       ==========  ==========  ==========

         Trust fees increased 13.2% in the first six months of 2001 versus the same period in 2000. This increase was primarily in agency and living trust fees. Brokerage fees increased $274,000, or 79.0%, in the first six months of 2001 versus the same period in 2000, driven by fees of approximately $156,000 related to the sale of several annuity accounts. This portion of the increase may be non-recurring. Excluding these fees, brokerage revenues increased by 34.1% in the first six months of 2001 versus the comparable period in 2000.

         The primary sources of the increase in service charges on deposit accounts were fees related to business checking accounts.

         Other income consists of normal recurring fee income such as mortgage service fees, credit card fees, insurance fees, and safe deposit box rent, as well as other income that management classifies as non-recurring. Other fee income decreased $137,000 in the first six months of 2001 versus the same period in 2000, and $232,000 in the second quarter versus the same period in 2000. The decrease in mortgage service fee income was due to a charge of $296,000 related to the non-cash impairment of the Bank's mortgage servicing rights. The impairment was a direct result of the decline in interest rates during the first six months of 2001. Excluding these non-cash charges, other income would have increased 9.9% and 8.0%, respectively, in the first six months and second quarter versus the same period in 2000.

         The increase in profits from the sale of mortgages reflected an increase in the volume of mortgages sold during the first six months of 2001 versus sales during the first six months of 2000. This increase in volume was a result of the falling interest rate environment and an increase in demand for home mortgages. Management does not anticipate that this trend will shift during the balance of 2001.

Noninterest Expense

         Noninterest expense categories for the six and three-month periods ended June 30, 2001, and 2000 are shown in the following tables:

                                                  Six Months ended
                                                        June 30,
                                       ----------------------------------
                                                                  Percent
                                          2001         2000       Change
                                       ----------  ----------  ----------
                                                 (in thousands)
Salaries and employee benefits         $    8,586  $    7,624      12.6 %
Occupancy and equipment expense             2,510       2,589      (3.1)
Other expense                               5,271       4,801       9.8
                                       ----------  ----------  ----------
     Total noninterest expense         $   16,367  $   15,014       9.0 %
                                       ==========  ==========  ==========

                                                Three Months ended
                                                     June 30,
                                       ----------------------------------
                                                                  Percent
                                          2001       2000         Change
                                       ----------  ----------  ----------
                                                 (in thousands)
Salaries and employee benefits         $    4,374  $    3,595      21.7 %
Occupancy and equipment expense             1,241       1,300      (4.5)
Other expense                               2,644       2,498       5.8
                                       ----------  ----------  ----------
     Total noninterest expense         $    8,259  $    7,393      11.7 %
                                       ==========  ==========  ==========

         The increase in salaries and employee benefits reflected normal salary increases and higher employee insurance premiums combined with a pension plan curtailment gain of $500,000 recognized in the second quarter of 2000. Excluding the pension plan curtailment gain, salaries and employee benefits increased by 5.7% and 6.8% for the six-month and three-month period ending June 30, 2001, respectively. Total employees increased to 496 at June 30, 2001, from 487 at June 30, 2000. This increase resulted primarily from the growth of the Company, driven by the addition of two new offices since June 30, 2000, which required additional staffing.

         The decrease in occupancy and equipment expense was the result of closing two offices in the second quarter of 2000.

         Other expense includes corporate and business development, data processing fees, telecommunications, postage, and professional fees such as legal accounting, and director's fees. Other expense increased primarily as a result of an increase in professional fees as well as corporate and business development and costs related to the Bank's compliance with new regulations regarding the Privacy Policy.

Income Before Income Tax Expense

         Income before income tax expense decreased $377,000, or 5.5%, to $6.5 million for the first six months of 2001, versus $6.8 million for the same period in 2000. For the three months ended June 30, 2001, income before income taxes was $3.5 million versus $3.7 million for the same period in 2000. This was due primarily to the decrease in the net interest margin.

Income Tax Expense

         Income tax expense decreased $174,000, or 8.2%, for the first six months of 2001, compared to the same period in 2000. Income tax expense for the second quarter of 2001 decreased $85,000, or 7.3%, compared to the second quarter of 2000.


         The combined state franchise tax expense and the federal income tax expense as a percentage of income before income tax expense decreased to 30.3% during the first six months of 2001 compared to 31.2% during the same period in 2000. It decreased to 31.3% for the three months ended June 30, 2001, compared to 31.8% during the same period in 2000. The decreases were primarily a result of lower state franchise tax expense.


         Item 3 - Quantitative and Qualitative Disclosures About Market Risk

          See "Market and Interest Rate Risk" on pages 19-21.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                 June 30, 2001

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

        None

Item 3. Defaults Upon Senior Securities
        -------------------------------

        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        On April 10, 2001, the Company's annual meeting of stockholders was held. At the meeting, Anna K. Duffin, L. Craig Fulmer, Charles E. Niemier and Terry L. Tucker were elected to serve as directors with terms expiring in 2004. Continuing as directors until 2002 are Eddie Creighton, Michael L. Kubacki, Steven D. Ross, M. Scott Welch and George L. White. Continuing as directors until 2003 are R. Douglas Grant, Jerry L. Helvey, Allan J. Ludwig,
        D. Jean Northenor and Richard L. Pletcher.

        Election of Directors:

                                                For                Withheld
                                             ---------            ---------

        Anna K. Duffin                       4,728,862            1,051,070
        L. Craig Fulmer                      4,922,111              857,821
        Charles E. Niemier                   5,002,959              776,973
        Terry L. Tucker                      5,002,459              777,473


Item 5. Other Information
        -----------------

         None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a.  Exhibits

        None

        b.  Reports

        None

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                 June 30, 2001

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



                        LAKELAND FINANCIAL CORPORATION
                                 (Registrant)




Date: August 9, 2001         /s/Michael L. Kubacki
                             Michael L. Kubacki - President and Chief
                             Executive Officer




Date: August 9, 2001         /s/David M. Findlay
                             David M. Findlay - Executive Vice President
                             and Chief Financial Officer




Date: August 9, 2001         /s/Teresa A. Bartman
                             Teresa A. Bartman - Vice President and
                             Controller