Form 10-Q
period 2001-09-30
LAKELAND FINANCIAL CORP
filed 2001-11-13
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

            Class                      Outstanding at October 31, 2001
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
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 33

Form 10-Q Signature Page. . . . . . . . . . . . . . . . . . . . . . 34


                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                          As of September 30, 2001 and December 31, 2000
                                                          (in thousands)

                                                           (Page 1 of 2)


                                                                                   September 30,   December 31,
                                                                                        2001           2000
                                                                                    ------------   ------------
                                                                                            (Unaudited)
ASSETS Cash and cash equivalents:
  Cash and due from banks                                                           $     57,503   $     84,682
  Short-term investments                                                                   5,121          4,311
                                                                                    ------------   ------------
     Total cash and cash equivalents                                                      62,624         88,993

Securities available-for-sale:
  U. S. Treasury and government agency securities                                         32,104         38,066
  Mortgage-backed securities                                                             214,433        207,594
  State and municipal securities                                                          35,242         35,430
  Other debt securities                                                                   12,796         12,518
                                                                                    ------------   ------------
     Total securities available-for-sale
     (carried at fair value)                                                             294,575        293,608

Real estate mortgages held-for-sale                                                        1,502            183

Loans:
  Total loans                                                                            722,532        718,876
  Less: Allowance for loan losses                                                          7,592          7,124
                                                                                    ------------   ------------
     Net loans                                                                           714,940        711,752

Land, premises and equipment, net                                                         24,709         27,297
Accrued income receivable                                                                  6,277          6,744
Intangible assets                                                                          6,317          9,624
Other assets                                                                              14,117         10,956
                                                                                    ------------   ------------
     Total assets                                                                   $  1,125,061   $  1,149,157
                                                                                    ============   ============

                                                            (Continued)


                                                   LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                           As of September 30, 2001 and December 31, 2000
                                                           (in thousands)

                                                           (Page 2 of 2)

                                                                                    September 30,  December 31,
                                                                                        2001           2000
                                                                                    ------------   ------------
                                                                                            (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest bearing deposits                                                      $    145,064   $    164,606
  Interest bearing deposits                                                              666,764        680,723
                                                                                    ------------   ------------
     Total deposits                                                                      811,828        845,329

Short-term borrowings:
  Federal funds purchased                                                                 28,200          8,250
  U.S. Treasury demand notes                                                               3,456          3,674
  Securities sold under agreements
    to repurchase                                                                        135,510        138,154
  Other borrowings                                                                        30,000         50,000
                                                                                    ------------   ------------
     Total short-term borrowings                                                         197,166        200,078

Accrued expenses payable                                                                   9,712          6,684
Other liabilities                                                                          1,701          1,369
Long-term borrowings                                                                      11,400         11,433
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                                       19,311         19,291
                                                                                    ------------   ------------
     Total liabilities                                                                 1,051,118      1,084,184

SHAREHOLDERS' EQUITY
Common stock: No par value,  90,000,000  shares  authorized,  5,813,984 shares issued and 5,775,632  outstanding  as of September  30, 2001,  and 5,813,984 shares issued and 5,784,105
  outstanding at December 31, 2000                                                         1,453          1,453
Additional paid-in capital                                                                 8,537          8,537
Retained earnings                                                                         60,399         55,734
Accumulated other comprehensive income/(loss)                                              4,224           (207)
Treasury stock, at cost                                                                     (670)          (544)
                                                                                    ------------   ------------
     Total shareholders' equity                                                           73,943         64,973
                                                                                    ------------   ------------

     Total liabilities and shareholders' equity                                     $  1,125,061   $  1,149,157
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                              For the Three Months and Nine Months Ended September 30, 2001, and 2000
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 1 of 2)


                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                      ---------------------------   ---------------------------
                                                          2001           2000           2001           2000
                                                      ------------   ------------   ------------   ------------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans: Taxable                   $     14,721   $     15,752   $     45,363   $     45,291
                            Tax exempt                          33             33            100            107
                                                      ------------   ------------   ------------   ------------
   Total loan income                                        14,754         15,785         45,463         45,398
Short-term investments                                         140             97            416            240

Securities:
 U.S. Treasury and government agency securities                715            727          2,141          2,190
 Mortgage-backed securities                                  3,120          3,228          9,664          9,491
 State and municipal securities                                442            446          1,331          1,337
 Other debt securities                                         112            115            341            320
                                                      ------------   ------------   ------------   ------------
   Total interest and dividend income                       19,283         20,398         59,356         58,976

INTEREST EXPENSE
----------------
Interest on deposits                                         7,127          8,484         24,493         23,578
Interest on short-term borrowings                            1,647          2,559          5,583          7,370
Interest on long-term debt                                     613            607          1,834          1,916
                                                      ------------   ------------   ------------   ------------
   Total interest expense                                    9,387         11,650         31,910         32,864
                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME                                          9,896          8,748         27,446         26,112
-------------------
Provision for loan losses                                      970             92          1,490            707
                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                    8,926          8,656         25,956         25,405
-------------------------                             ------------   ------------   ------------   ------------

NONINTEREST INCOME
------------------
Trust and brokerage fees                                       600            530          2,023          1,586
Service charges on deposit accounts                          1,295          1,109          3,747          3,304
Other income (net)                                             710            871          2,180          2,478
Net gains on the sale of branches                              753              0            753              0
Net gains on the sale of real estate mortgages
  held-for-sale                                                348            128            792            366
Net securities gains (losses)                                   50              0             52              0
                                                      ------------   ------------   ------------   ------------
   Total noninterest income                                  3,756          2,638          9,547          7,734

NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                               4,616          4,257         13,202         11,881
Occupancy and equipment expense                              1,158          1,277          3,668          3,866
Other expense                                                2,796          2,471          8,067          7,272
                                                      ------------   ------------   ------------   ------------
   Total noninterest expense                                 8,570          8,005         24,937         23,019

                                                            (Continued)


                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                              For the Three Months and Nine Months Ended September 30, 2001, and 2000
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 2 of 2)


                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                      ---------------------------   ---------------------------
                                                          2001           2000           2001           2000
                                                      ------------   ------------   ------------   ------------
INCOME BEFORE INCOME TAX EXPENSE                             4,112          3,289         10,566         10,120
--------------------------------

Income tax expense                                           1,345            974          3,299          3,102
                                                      ------------   ------------   ------------   ------------

NET INCOME                                            $      2,767   $      2,315   $      7,267   $      7,018
----------                                            ============   ============   ============   ============

AVERAGE COMMON SHARES OUTSTANDING FOR BASIC EPS          5,813,984      5,813,984      5,813,984      5,813,984

BASIC EARNINGS PER COMMON SHARE                       $       0.48   $       0.40   $       1.25   $       1.21
-------------------------------                       ============   ============   ============   ============

AVERAGE COMMON SHARES OUTSTANDING FOR DILUTED EPS        5,853,748      5,814,007      5,836,549      5,814,234

DILUTED EARNINGS PER COMMON SHARE                     $       0.47   $       0.40   $       1.25   $       1.21
---------------------------------                     ============   ============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                  LAKELAND FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              For the Three Months and Nine Months Ended September 30, 2001 and 2000
                                                          (in thousands)

                                                            (unaudited)

                                                                  For the Three Months Ended           For the Nine Months Ended
                                                                       September 30,                       September 30,
                                                             --------------------------------------------------------------------
                                                                   2001              2000              2001              2000
                                                             ----------------  ----------------  ---------------  ---------------
Common Stock:
  Balance at beginning of the period                         $ 1,453           $ 1,453           $ 1,453           $ 1,453
                                                             -------           -------           -------           -------
  Balance at end of the period                                 1,453             1,453             1,453             1,453

Paid-in Capital:
  Balance at beginning of the period                           8,537             8,537             8,537             8,537
                                                             -------           -------           -------           -------
  Balance at end of the period                                 8,537             8,537             8,537             8,537

Retained Earnings:
  Balance at beginning of the period                          58,498            52,618            55,734            49,422
  Net Income                                                   2,767  $ 2,767    2,315  $ 2,315    7,267  $ 7,267    7,018 $7,018
  Cash dividends declared ($.15 and $.13
    per share for 2001 and 2000)                                (866)             (752)           (2,602)           (2,259)
                                                             -------           -------           -------           -------
  Balance at end of the period                                60,399            54,181            60,399            54,181

Accumulated Other Comprehensive Income/(Loss):
  Balance at beginning of the period                           1,698            (5,414)             (207)           (4,797)
  Unrealized gain (loss) on available-for-sale
    securities arising during the period (net of taxes)        2,526             1,689             4,431             1,072
                                                             -------           -------           -------           -------
  Other comprehensive income/(loss)(net of taxes
    of $1,526, $1,108, $2,506 and $703)                        2,526    2,526    1,689    1,689    4,431    4,431    1,072  1,072
                                                             -------  -------  -------  -------  -------  -------  -------  -----
  Total comprehensive income                                          $ 5,293           $ 4,004           $11,698          $8,090
  Balance at end of the period                                 4,224  =======   (3,725) =======    4,224  =======   (3,725) =====

Treasury Stock:
  Balance at beginning of the period                            (604)             (478)             (544)             (421)
  Acquisition of treasury stock                                  (66)              (66)             (126)             (123)
                                                             -------           -------           -------           -------
  Balance at end of the period                                  (670)             (544)             (670)             (544)
                                                             -------           -------           -------           -------
Total Shareholders' Equity                                   $73,943           $59,902           $73,943           $59,902
                                                             =======           =======           =======           =======

The accompanying notes are an integral part of these consolidated financial statements.


                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       For the Nine Months Ended September 30, 2001 and 2000
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)

                                                                                        2001           2000
                                                                                    ------------   ------------
Cash flows from operating activities:
  Net income                                                                        $      7,267   $      7,018
                                                                                    ------------   ------------
Adjustments to reconcile net income to net cash from operating activities:

  Depreciation                                                                             1,775          1,829
  Provision for loan losses                                                                1,490            707
  Amortization of intangible assets                                                          666            693
  Amortization of mortgage servicing rights                                                  205            179
  Impairment of mortgage servicing rights                                                    471              0
  Loans originated for sale                                                              (43,467)       (15,897)
  Net gain on sale of loans                                                                 (792)          (366)
  Proceeds from sale of loans                                                             42,672         16,287
  Net (gain) loss on sale of premises and equipment                                          (23)            (2)
  Net (gain) loss on sale of branches                                                       (753)             0
  Net (gain) loss on sale of securities available-for-sale                                   (52)             0
  Net securities amortization                                                                791            761
  Change in taxes payable                                                                    904         (3,508)
  Change in income receivable                                                                467         (1,233)
  Change in accrued expenses payable                                                        (580)         5,697
  Change in other assets                                                                  (1,984)          (530)
  Change in other liabilities                                                                332           (246)
                                                                                    ------------   ------------
     Total adjustments                                                                     2,122          4,371
                                                                                    ------------   ------------
        Net cash from operating activities                                                 9,389         11,389
                                                                                    ------------   ------------
Cash flows from investing activities:
  Proceeds from maturities, sales and calls of securities available-for-sale              39,700         30,417
  Purchases of securities available-for-sale                                             (34,469)       (43,667)
  Net increase in total loans                                                            (30,520)       (41,613)
  Proceeds from sales of land, premises and equipment                                          0            436
  Purchases of land, premises and equipment                                               (1,361)        (1,324)
  Net payments from branch divestitures                                                  (40,325)             0
                                                                                    ------------   ------------
        Net cash from investing activities                                               (66,975)       (55,751)
                                                                                    ------------   ------------
                                                            (Continued)


                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       For the Nine Months Ended September 30, 2001 and 2000
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                                        2001           2000
                                                                                    ------------   ------------
Cash flows from financing activities:
  Net increase (decrease) in total deposits                                         $     36,773   $     54,894
  Proceeds from short-term borrowings                                                 23,303,700     17,083,485
  Payments on short-term borrowings                                                  (23,306,611)   (17,101,027)
  Payments on long-term borrowings                                                           (33)        (5,030)
  Dividends paid                                                                          (2,486)        (2,259)
  Purchase of treasury stock                                                                (126)          (123)
                                                                                    ------------   ------------
        Net cash from financing activities                                                31,217         29,940
                                                                                    ------------   ------------
  Net increase (decrease) in cash and cash equivalents                                   (26,369)       (14,422)

Cash and cash equivalents at beginning of the period                                      88,993         63,104
                                                                                    ------------   ------------
Cash and cash equivalents at end of the period                                      $     62,624   $     48,682
                                                                                    ============   ============
Cash paid during the period for:
  Interest                                                                          $     32,646   $     30,913
                                                                                    ============   ============
  Income taxes                                                                      $      2,395   $      3,642
                                                                                    ============   ============
Loans transferred to other real estate                                              $      1,435   $          0
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001

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

         It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report to shareholders and Form 10-K. In preparing financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported and the disclosures provided. Results for the periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) which are necessary for a fair statement of the results for interim periods are reflected in the quarterly statements.

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

         Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction in earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their useful lives. The Company is required to adopt this Statement on January 1, 2002 and early adoption is not permitted. The Company is in the process of analyzing the impact of this Statement on its financial statements.



NOTE 2.  EARNINGS PER SHARE

         Basic earnings per common share is based upon weighted-average common shares outstanding. Diluted earnings per common share shows the dilutive effect of additional common shares issueable.

         The common shares outstanding for the shareholders' equity section of the consolidated balance sheet at September 30, 2001 reflects the acquisition of 38,352 shares of Company common stock to offset a liability for a directors' deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

         A reconciliation of the numerators and denominators of the basic earnings per common share and the diluted earnings per common share for the periods ended September 30, 2001 and 2000 follows. All amounts are in thousands except share data.



                                                              For the three months                      For the nine months
                                                              ended September 30,                       ended September 30,
                                                   ----------------------------------------    -----------------------------------
                                                         2001                  2000                  2001                  2000
                                                   ------------------    ------------------    -----------------   ---------------
Basic earnings per common share
  Net income                                       $            2,767    $            2,315    $           7,267   $         7,018

  Weighted-average common
     shares outstanding                                     5,813,984             5,813,984            5,813,984         5,813,984

    Basic earnings per
      common share                                 $              .48    $              .40    $            1.25   $          1.21

Diluted earnings per common share

 Net income                                        $            2,767    $            2,315    $           7,267   $         7,018

  Weighted-average common
    shares outstanding for
    basic earnings per
    common share                                            5,813,984             5,813,984            5,813,984         5,813,984

  Add: dilutive effect
    of assumed exercises
    of stock options                                           39,764                    23               22,565               250

  Average common shares
    and dilutive potential
    common shares                                           5,853,748             5,814,007            5,836,549         5,814,234

    Diluted earnings per
      common share                                 $              .47    $              .40    $            1.25   $          1.21

For the nine-month periods ending September 30, 2001 and 2000 stock options for 303,270 and 353,670 shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive. For the three-month periods ending September 30, 2001 and 2000 stock options for 219,920 and 446,809 were not considered in computing diluted earnings because they were antidilutive.

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


                          Number   Weighted     Risk-     Stock        Fair
                            of     Exercise     Free      Price      Value of
                          Options    Price      Rate     Volatility   Grants
                        ---------- ---------- ---------- ---------- ----------

Outstanding 1/1/01         454,770

Granted 1/9/01             134,025 $    13.63     4.73%     62.45%   $    5.92
Granted 5/8/01               1,000 $    14.00     4.74%     63.89%   $    5.99
Granted 6/12/01              3,000 $    14.25     4.80%     64.01%   $    6.15

Exercised                        0

Forfeited                   42,300 $    21.27

Outstanding 9/30/01        550,495

         The fair values of the options were estimated using an expected life of 5 years and expected dividends of $.15 per quarter. There were 24,500 options exercisable as of September 30, 2001.

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

                                 For the three months  For the nine months
                                 ended September 30,   ended September 30,
                                 --------------------  --------------------
                                   2001        2000        2001       2000
                                 ---------  ---------  ---------  ---------

Net income as reported           $   2,767  $   2,315  $   7,267  $   7,018
Pro forma net income             $   2,577  $   2,097  $   6,683  $   6,538

Basic earnings per common
  share as reported              $     .48  $     .40  $    1.25  $    1.21
Diluted earnings per
  common share as reported       $     .47  $     .40  $    1.25  $    1.21

Pro forma basic earnings
  per common share               $     .44  $     .36  $    1.15  $    1.12
Pro forma diluted earnings
  per common share               $     .44  $     .36  $    1.15  $    1.12


NOTE 4. PENSION PLAN CURTAILMENT

         On April 1, 2000 the Lake City Bank Pension Plan was frozen. As a result of this curtailment, a $500,000 gain was recognized in the second quarter of 2000. The gain is included in salaries and employee benefits.


NOTE 5.  BRANCH DIVESTITURE

         On September 22, 2001 the Company sold five southern market offices to First Farmers Bank and Trust of Converse, Indiana. The offices included in the sale are located in the following Indiana cities: Peru, Greentown, Wabash, Roann, and Logansport. Collectively, the offices had approximately $70.3 million in deposits, $24.4 million in loans, $2.7 million in intangible assets, $2.2 million in fixed assets and $0.4 million in vault cash. The sale resulted in a gain of $753,000. Management believes the sale of these non-strategic branches will position the Company to focus on growth opportunities in its core northern markets, which are anchored by the cities of Warsaw, Fort Wayne, Elkhart and South Bend, Indiana.

NOTE 6.  SECURITIES AVAILABLE-FOR-SALE
                                                       Gross      Gross
                                           Fair     Unrealized  Unrealized
                                           Value       Gains      Losses
                                        ----------  ----------  ----------
                                                  (in thousands)
September 30, 2001
  U.S. Treasury securities              $   32,104  $      394  $        0
  U.S. Government agencies and
   corporations                              6,890         235           0
  Mortgage-backed securities               214,433       6,339        (542)
  State and municipal securities            35,242         313        (250)
  Other debt securities                      5,906         119         (14)
                                        ----------  ----------  ----------
    Total securities available-for-sale
     at September 30, 2001              $  294,575  $    7,400  $     (806)
                                        ==========  ==========  ==========
December 31, 2000
  U.S. Treasury securities              $   38,066  $      212  $     (183)
  U.S. Government agencies and
   corporations                              6,550           0        (122)
  Mortgage-backed securities               207,594       1,809      (1,714)
  State and municipal securities            35,430         214        (200)
  Other debt securities                      5,968           9        (368)
                                        ----------  ----------  ----------
    Total securities available-for-sale
     at December 31, 2000               $  293,608  $    2,244  $   (2,587)
                                        ==========  ==========  ==========

         The fair value of available-for-sale debt securities by maturity as of September 30, 2001, is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.
                                                                 Fair
                                                                 Value
                                                               ----------
                                                             (in thousands)
Due in one year or less                                        $   28,775
Due after one year through five years                              13,914
Due after five years through ten years                              2,238
Due after ten years                                                35,215
                                                               ----------
                                                                   80,142
Mortgage-backed securities                                        214,433
                                                               ----------
  Total debt securities                                        $  294,575
                                                               ==========

NOTE 7.  LOANS

                                              September 30,  December 31,
                                                   2001          2000
                                               ------------  ------------
                                                    (in thousands)
Commercial and industrial loans                $    465,104  $    440,941
Agri-business and agricultural loans                 55,086        48,558
Real estate mortgage loans                           42,918        49,104
Real estate construction loans                        2,241         3,627
Installment loans and credit cards                  157,183       176,646
                                               ------------  ------------
  Total loans                                  $    722,532  $    718,876
                                               ============  ============

Impaired loans                                 $      2,359  $      1,413

Non-performing loans                           $      2,040  $      8,410

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                              September 30, 2001

OVERVIEW

         Lakeland Financial Corporation (the "Company") is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 40 offices in 11 counties in northern Indiana. The Company earned $7.3 million for the first nine months of 2001 versus $7.0 million in the same period of 2000. During the third quarter of this year, earnings were $2.8 million, versus $2.3 million in the third quarter of 2000. The increase was primarily caused by increases in non-interest income driven by a one-time gain of $753,000 on the sale of five non-strategic branches during the third quarter of 2001, coupled with year-to-date increases of $437,000 in trust and brokerage fees and $443,000 in service charges on deposit accounts. Offsetting these positive impacts was an increase in the provision for loan losses of $878,000 in the third quarter of 2001 versus the same quarter in 2000. In addition, during the third quarter, the Company's net interest margin increased to 3.81% from 3.71% in the third quarter of 2000. During the first nine months of the year, the Company's net interest margin decreased 12 basis points from 3.75% to 3.63% versus the comparable period in 2000. The decrease occurred as a result of a 3.50% reduction in Lake City Bank's prime rate which was driven by corresponding cuts by the Federal Reserve Bank during the first nine months of 2001. Given the Company's balance sheet structure, a declining interest rate environment will generally lead to a lower net interest margin and lower net interest income.

         Since September 30, 1996, total Company assets have increased 80.0%, from $624.9 million to $1.125 billion at September 30, 2001, a 12.5% annual compound growth rate. This growth was accomplished through continued growth in existing branch offices and de-novo branch activity in existing and new markets, and acquisitions. Shareholders' equity has increased 82.0% from $40.6 million to $73.9 million over the same time period, a 12.8% annual compounded growth rate. Net income for the nine months ended September 30, 1996 compared to the net income for the same period of 2001, increased 52.1% from $4.8 million to $7.3 million. From September 30, 1996, to September 30, 2001, the number of Lake City Bank branch offices increased from 32 to 40, taking into account the sale of the five non-strategic branches during the third quarter of 2001. The capital necessary to support this growth has been provided through results of operation, issuance of trust preferred securities and existing capital. It should be noted that historical rates of growth may not be indicative of growth in future periods.

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

FINANCIAL CONDITION

Assets

         Total assets of the Company were $1.125 billion as of September 30, 2001, a decrease of $24.1 million, or 2.1%, when compared to $1.149 billion as of December 31, 2000. Total loans were $722.5 million at September 30, 2001, an increase of $3.7 million, or 0.5%, versus the December 31, 2000 balance. Total securities increased $1.0 million, or 0.3%, to $294.6 million as of September 30, 2001, versus $293.6 million at December 31, 2000. Earning assets increased to $1.016 billion as of September 30, 2001, an increase of $6.3 million, or 0.6%, versus the December 31, 2000, total of $1.010 billion. As detailed in Note 5, approximately $29.7 million in assets were divested in the southern branch sale.

Funding

         Total deposits and securities sold under agreements to repurchase (repurchase agreements) consist of funds generated within the Company's primary market area. At September 30, 2001, this funding totaled $947.3 million. This represented a $36.1 million, or 3.7%, decrease versus December 31, 2000. The decrease was driven by the approximately $70.3 million in deposits which were divested in the southern branch sale. The decrease was primarily in non-interest bearing demand accounts, which decreased $19.5 million, or 11.9%, when compared to the balance at December 31, 2000, and interest-bearing demand accounts, which decreased $19.3 million, or 6.8%, during the same period. The decrease in non-interest bearing demand accounts was driven by a reduction in balances with public fund customers of $14.8 million. Time deposits increased $5.3 million, or 1.3%, when compared to the balance at December 31, 2000, and repurchase agreements decreased $2.6 million or 1.9%. The repurchase agreements are a combination of fixed rate contracts and variable rate corporate cash management accounts.

         In addition to these local funding sources, the Company borrows through non-local sources including federal fund lines with correspondent banks, advances from the Federal Home Loan Bank of Indianapolis (FHLB) and through the Treasury, Tax and Loan program. Including these non-local sources, funding totaled $1.020 billion at September 30, 2001, a $36.4 million, or a 3.4%, decrease versus $1.057 billion as of December 31, 2000. The primary decrease in non-local funding sources was Federal Home Loan Bank advances, which are used for short-term funding needs.

Earning Assets

         On an average daily basis, total earning assets increased 8.4% and 8.6%, respectively, for the nine-month and three-month periods ended September 30, 2001, as compared to the same periods in 2000. On an average daily basis, total deposits and purchased funds increased 6.4% and 6.9%, respectively, for the nine-month and three-month periods ended September 30, 2001, as compared to the same periods in 2000.

Investment Portfolio

         The Company's available-for-sale portfolio is managed with consideration given to factors such as the Company's capital levels, growth prospects, asset/liability structure and liquidity needs. At September 30, 2001, the securities in the available-for-sale portfolio had a four year average life and a potential for approximately 9% price depreciation in the event that rates move up 300 basis points. If rates move down 300 basis points, the average life would be three years with approximately 2% price appreciation possible. The composition of this portfolio is primarily collateralized mortgage obligations (CMOs) and mortgage pools issued by GNMA, FNMA and FHLMC, which are directly or indirectly guaranteed by the federal government. As of September 30, 2001, all mortgage-backed securities were performing in a manner consistent with management's original expectations. Future investment activity is difficult to predict, as it is dependent upon loan and deposit trends and other factors.

Loans and Deposits

         The Company had 72.0% of its loans concentrated in commercial loans at September 30, 2001 versus 68.1% as of December 31, 2000. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and geography. Customer diversification is accomplished through an administrative loan limit of $10.0 million. Based upon state banking regulations, the Bank's legal loan limit as of September 30, 2001, was approximately $13.4 million. Product diversification is accomplished by offering a wide variety of financing options. Management reviews the loan portfolio to ensure loans are diversified by industry. The loans in the portfolios are distributed primarily throughout the Company's principal trade area, which encompasses multiple markets in Northern Indiana.

         The real estate loan portfolio is impacted by secondary market activity, which is a function of current interest rates and economic conditions. As interest rates have gradually fallen since December 31, 2000, the level of new financings and refinancings has increased. Through September 30, 2001, the Company sold mortgages totaling $42.1 million into the secondary market as compared to $15.9 million during the same period in 2000. During these same two periods, loans originated for sale totaled $43.5 million and $15.9 million, respectively. As a part of the Community Reinvestment Act commitment to making real estate financing available to a variety of customers, the Company continues to originate non-conforming loans that are held to maturity or prepayment.

         Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced and/or other concessions were granted to the borrower. These actions are typically taken as a result of a deterioration in the financial condition of the borrower which results in the inability of the borrower to perform under the original terms of the loan. Loans renegotiated as troubled debt restructurings totaled $0.4 million at September 30, 2001, versus $1.1 million at December 31, 2000. The loans classified as troubled debt restructurings at September 30, 2001 were performing in accordance with the modified terms.

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

         For the first nine months of 2001, loans increased while deposits decreased. During this nine-month period, demand accounts, which are non-interest bearing, decreased $19.5 million, or 11.9%, from $164.6 million to $145.1 million and other transaction accounts decreased $19.3 million, or 6.8%, during the same period. Time deposits increased $5.3 million, or 1.3%, during the first nine months of the year, and repurchase agreements decreased $2.6 million, or 1.9%. During this same nine-month period, loans increased $3.7 million, or 0.5%. Loan growth opportunities continue to be strong, particularly in the commercial and mortgage markets. Since 2000, the Company has strategically focused on loan growth in the commercial portfolio that historically produces higher returns than the consumer loan portfolio. The Company's loan to deposit ratio was 89.0% as of September 30, 2001, versus 85.0% at December 31, 2000.

Market and Interest Rate Risk

         The Company is asset sensitive and therefore susceptible to interest rate risk. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2001. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. Given the Company's mix of interest bearing liabilities and interest bearing assets at September 30, 2001, the net interest margin could be expected to decline in a falling rate environment and conversely, to increase in a rising rate environment. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company's needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At September 30, 2001, the Company's potential pretax exposure was within the Company's policy limit.

         Regional economic conditions are monitored closely to identify changes in any of the industries within the market area that may show signs of weakening. The Company did not have any industry concentrations at September 30, 2001. The commercial loan portfolio has experienced rapid growth and comprises most of the Company's loan portfolio. Commercial loans represent higher dollar loans to fewer customers and therefore higher credit risk. Pricing is adjusted to manage the higher credit risk involved with these types of loans. Fixed rate mortgage loans, which represent increased interest rate risk, are sold to the secondary market, as well as some variable rate mortgage loans. The remainder of the variable rate mortgage loans are retained.

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


                                                QUANTITATIVE MARKET RISK DISCLOSURE

                                              Principal/Notional Amount Maturing in:
                                                    (Dollars in thousands)                                                    Fair
                                      ----------------------------------------------------------------------------------     Value
                                        Year 1      Year 2      Year 3      Year 4      Year 5    Thereafter    Total      9/30/01
                                      ----------  ----------  ----------  ----------  ----------  ----------  ---------- ----------
Rate sensitive assets:
  Fixed interest rate loans           $  114,402  $   77,889  $   86,098  $   33,175  $   28,193  $    9,386  $  349,143  $365,868
  Average interest rate                     8.27%       8.48%       8.21%       8.46%       7.36%       7.86%       8.24%
  Variable interest rate loans        $  335,324  $    1,155  $    1,133  $    1,125  $    1,097  $   35,057  $  374,891  $375,185
  Average interest rate                     6.49%       8.83%       8.38%       7.97%       7.55%       5.82%       6.45%
  Fixed interest rate securities      $   96,585  $   55,121  $   39,428  $   21,305  $   14,069  $   58,702  $  285,210  $291,737
  Average interest rate                     6.17%       6.56%       6.38%       6.63%       6.60%       5.85%       6.26%
  Variable interest rate securities   $      290  $      298  $      307  $      316  $      326  $    1,234  $    2,771  $2,838
  Average interest rate                     4.15%       4.19%       4.14%       4.09%       4.04%       4.36%       4.23%
  Other interest-bearing assets       $    5,121  $        0  $        0  $        0  $        0  $        0  $    5,121  $5,121
  Average interest rate                     3.00%       0.00%       0.00%       0.00%       0.00%       0.00%       3.00%
Rate sensitive liabilities:
  Non-interest bearing checking       $    7,543  $    6,731  $    1,219  $    1,160  $    1,697  $  126,714  $  145,064  $145,064
  Average interest rate
  Savings & interest bearing checking $   20,191  $   18,230  $   16,190  $   14,706  $   11,792  $  183,867  $  264,976  $264,976
  Average interest rate                     2.32%       2.32%       2.32%       2.32%       2.32%       1.98%       2.08%
  Time deposits                       $  348,901  $   32,362  $   15,487  $    2,991  $    1,003  $    1,044  $  401,788  $404,923
  Average interest rate                     4.41%       5.14%       5.07%       5.58%       5.42%       2.53%       4.49%
  Fixed interest rate borrowings      $  197,166  $   11,400  $        0  $        0  $        0  $   19,311  $  227,877  $228,125
  Average interest rate                     3.33%       4.24%       0.00%       0.00%       0.00%       9.26%       3.88%


Borrowings

     The Company is a member of the FHLB of Indianapolis. Membership has enabled the Company to participate in the housing programs sponsored by the FHLB, which enhances the Company's ability to offer additional programs throughout its trade area. The Company's Board of Directors has authorized borrowings of up to $100 million under the FHLB program. As of September 30, 2001, the borrowings from the FHLB totaled $41.3 million, with maturities as follows:

                                                             September 30,
                                                                  2001
                                                            --------------
                                                            (in thousands)
Due December 28, 2001                                               10,000
Due April 8, 2002                                                   20,000
Due July 29, 2002                                                   10,000
Due June 24, 2003                                                    1,300
Due January 15, 2018                                                    49
                                                            --------------
  Total                                                     $       41,349
                                                            ==============

         All borrowings are collateralized by residential real estate mortgages and mortgage-backed securities. Membership in the FHLB requires an equity investment in FHLB stock. The amount required is computed annually, and is based upon a formula that considers the Company's total investment in residential real estate loans, mortgage-backed securities and any FHLB advances outstanding at year-end. The Company's investment in FHLB stock at September 30, 2001, was $3.6 million.

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

         The Company's and Bank's actual capital amounts and ratios are presented in the following table (in thousands):


                                                                                       Minimum Required To Be
                                                               Minimum Required        Well Capitalized Under
                                                                  For Capital         Prompt Corrective Action
                                           Actual              Adequacy Purposes            Regulations
                                  ------------------------  ------------------------  ------------------------
                                     Amount       Ratio        Amount       Ratio        Amount       Ratio
                                  -----------  -----------  -----------  -----------  -----------  -----------

As of September 30, 2001
Total Capital
 (to Risk Weighted Assets)
 Consolidated                     $    90,846       11.17%  $    65,074        8.00%  $    81,343       10.00%
 Bank                             $    89,363       11.01%  $    64,923        8.00%  $    81,154       10.00%
Tier I Capital
 (to Risk Weighted Assets)
 Consolidated                     $    83,254       10.23%  $    32,537        4.00%  $    48,806        6.00%
 Bank                             $    81,770       10.08%  $    32,462        4.00%  $    48,692        6.00%
Tier I Capital
 (to Average Assets)
 Consolidated                     $    83,254        7.51%  $    44,344        4.00%  $    55,431        5.00%
 Bank                             $    81,770        7.21%  $    45,394        4.00%  $    56,743        5.00%

As of December 31, 2000
Total Capital
 (to Risk Weighted Assets)
 Consolidated                     $    82,537       10.24%  $    64,496        8.00%  $    80,621       10.00%
 Bank                             $    81,020       10.06%  $    64,434        8.00%  $    80,542       10.00%
Tier I Capital
 (to Risk Weighted Assets)
 Consolidated                     $    75,414        9.35%  $    32,248        4.00%  $    48,372        6.00%
 Bank                             $    73,896        9.17%  $    32,217        4.00%  $    48,325        6.00%
Tier I Capital
 (to Average Assets)
 Consolidated                     $    75,414        7.20%  $    41,874        4.00%  $    52,343        5.00%
 Bank                             $    73,896        7.06%  $    41,850        4.00%  $    52,313        5.00%



         Total shareholders' equity as of September 30, 2001 increased $9.0 million, or 13.8%, to $73.9 million when compared to December 31, 2000. Net income of $7.3 million, less dividends of $2.6 million, plus the increase in the accumulated other comprehensive income of $4.4 million, less $126,000 for the cost of treasury stock acquired, comprised this increase. The Company has adopted a dividend reinvestment and stock purchase plan that became available to the Company's shareholders in July, 2000. The purpose of the dividend reinvestment plan is to provide participating shareholders with a simple and convenient method of investing cash dividends paid by the Company on its shares of common stock into additional shares of common stock. Shares acquired under the plan are purchased in the open market. All of the Company's shareholders of record are eligible to participate in the plan.

RESULTS OF OPERATIONS

Net Income

         Net income was $7.3 million for the first nine months of 2001, versus $7.0 million in the same period in 2000. For the three months ended September 30, 2001, net income was $2.8 million compared to $2.3 million for the three months ended September 30, 2000. Basic earnings per share for the first nine months of 2001 was $1.25 per share, versus $1.21 per share for the first nine months of 2000, and $.48 per share for the third quarter of 2001 compared to $.40 per share for the same period of 2000. Diluted earnings per share reflect the potential dilutive impact of stock options granted under an employee stock option plan. Diluted earnings per share for the first nine months of 2001 was $1.25 per share, versus $1.21 per share for the first nine months of 2000, and $.47 per share for the third quarter of 2001 compared to $.40 per share for the same period of 2000.

Net Interest Income

         For the nine-month period ended September 30, 2001, net interest income totaled $27.4 million, an increase of 5.1%, or $1.3 million, versus the first nine months of 2000. For the three-month period ended September 30, 2001, net interest income totaled $9.9 million, an increase of 13.1%, or $1.1 million, over the same period of 2000. Net interest income increased in both the three and nine month periods during 2001, primarily as a result of the increase in average earning assets, and despite a decline in the Company's net interest margin from 3.75% to 3.63%.

         During the first nine months of 2001, total interest and dividend income increased $0.4 million, or 0.6%, to $59.4 million, versus $59.0 million during the same nine months of 2000. Interest and dividend income decreased $1.1 million, or 5.4%, for the third quarter of 2001, compared to the 2000 quarter. Daily average earning assets for the first three quarters of 2001 increased 8.4% to $1.034 billion versus the same period in 2000. For the third quarter, the daily average earning assets increased 8.6% to $1.052 billion versus the same period in 2000. The tax equivalent yield on average earning assets decreased by 61 basis points to 7.7% for the nine-month period ended September 30, 2001 versus the same period of 2000. For the three-month period ended September 30, 2001, the yield decreased 113 basis points to 7.2% from the yield for the three-month period ended September 30, 2000.

         The decrease in the yield on average earning assets reflected decreases in the yields on both loans and securities caused by the falling interest rate environment. The yield on securities is historically lower than the yield on loans, and decreasing the ratio of securities to total earning assets will normally raise the yield on earning assets. The ratio of average daily securities to average earning assets for the nine-month and three-month periods ended September 30, 2001 were 28.4% and 27.8% compared to 29.0% and

29.1% for the same periods of 2000. In addition, the overall tax equivalent yield on loans decreased 70 and 136 basis points to 8.2% and 7.7% when comparing the nine-month and three-month periods. The yield on securities decreased 32 basis points to 6.4% and 44 basis points to 6.2% when comparing the nine-month and three-month periods.

         The average daily loan balances for the first nine months of 2001 increased 8.4% to $728.1 million, over the average daily loan balances of $671.5 million for the same period of 2000. The average daily loan balances for the three-months ended September 30, 2001 increased 9.2% to $743.7 million over the average daily loan balances of $681.2 million for the same period in 2000. This loan growth was primarily funded by increases in deposits. The 0.1% increase in loan interest income of $0.1 million for the nine-month period in 2001 versus the same period in 2000 resulted from loan growth. The 6.5% decrease in loan interest income of $1.0 million in the three-month period ended September 30, 2001, versus the same period in 2000, resulted from a decrease in yields.

         Income from securities totaled $13.5 million for the first nine months of 2001, an increase of $139,000, or 1.0%, versus the same period of 2000. The income from securities for the three-month period ended September 30, 2001 was $4.4 million, a decrease of $127,000, or 2.8%, versus the same period of 2000. The increase for the nine-month period resulted from an increase in average daily balances of securities offset by the decrease in yields on securities. The average daily balances of securities for the nine-month period ended September 30, 2001 increased $16.8 million to $294.0 million when compared to the same period of the prior year. For the three-month period ended September 30, 2001, the average daily balances of securities increased $11.2 million to $292.7 million when compared to the same period of 2000.

         Income from short-term investments amounted to $416,000 for the nine-month period and $140,000 for the three-month period ended September 30, 2001. This compares to $240,000 and $97,000 for the same periods in 2000. The increase of $176,000 for the nine-month period of 2001 over the same period in 2000 resulted primarily from a $6.9 million increase in average daily assets to $12.0 million. The increase of $43,000 for the three-month period in 2001 over the same period in 2000 was the result of a $9.9 million increase in average daily earning assets to $15.8 million.

         Total interest expense decreased $1.0 million or 2.9% to $31.9 million for the nine-month period ended September 30, 2001, from $32.9 million for the comparable period in 2000, and decreased $2.3 million or 19.4% to $9.4 million for the three-month period ended September 30, 2001, from $11.7 million for the comparable period in 2000. This was primarily a result of a 39 basis point decrease in the Company's daily cost of funds. On an average daily basis, total deposits (including demand deposits) increased 8.7% and 7.9% for the nine and three-month periods ended September 30, 2001, as compared to the same periods in 2000. When comparing the same periods, the average daily balances of the demand deposit accounts rose $2.4 million and $6.6 million, while the average daily balances of savings and transaction accounts combined increased $4.0 million and $2.2 million. The average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $61.3 million for the nine months ended September 30, 2001 versus the same period in 2000. For the three-month period ended September 30, 2001, the average daily balance of time deposits increased $53.7 million versus the same period in 2000. This increase was driven by the loan growth which required additional funding. During the remainder of 2001, management plans to continue efforts to grow relationship type accounts such as demand deposit and Investors' Weekly accounts, which pay a lower rate of interest compared to time deposit accounts and are generally viewed by management as stable and reliable funding sources. Average daily balances of borrowings decreased $5.1 million for the nine months ended September 30, 2001 versus the same period in 2000. For the three-month period ended September 30, 2001, the average daily balance of borrowings increased $5.6 million versus the same period in 2000. The rate on borrowings decreased 110 and 191 basis points when comparing the same periods. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 6.4% and 6.9% for the nine and three-month periods ended September 30, 2001 versus the same periods in 2000.

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

         The provision amounted to $1,490,000 and $707,000 for the nine-month periods ended September 30, 2001 and 2000, respectively. For the three-month periods ended September 30, 2001 and 2000, the provision amounted to $970,000 and $92,000, respectively. The increase in the provisions reflect a number of factors, including the increase in the size of the loan portfolio, the increase in net charge-offs, the amount of impaired loans and management's overall view on current credit quality.

         Net loan charge-offs increased to $1.02 million during the first nine-months of 2001 versus $0.28 million during the same period of 2000. During the third quarter of 2001, net loan charge-offs were $0.80 million versus $0.11 million during the third quarter of 2000. As of September 30, 2001, loans delinquent 90 days or more that were included in the accompanying financial statements as accrual loans totaled approximately $138,000 versus $6.8 million as of December 31, 2000. Reductions resulted primarily from the repayment of a $1.4 million loan from another bank, and the extension of terms of a $4.8 million loan. At September 30, 2001, loans totaling $1.9 million were on non-accrual versus $206,000 as of December 31, 2000. The increase in non-accrual loans resulted from the inclusion of three commercial loans totaling $1.6 million. These levels of non-performing loans reflect both the general economic conditions that have promoted growth and expansion in the Company's trade area during the last several years, and a credit risk management strategy that promotes diversification.

         As a result of management's analysis of the adequacy of the allowance, the ratio of the allowance for loan losses to total loans was approximately 1.05% for September 30, 2001, 0.99% for December 31 and 1.00% for September 30, 2000.

         As part of the loan review process, management reviews all loans classified as `special mention' or below, as well as other loans that might require classification as impaired. As of September 30, 2001, $2.4 million in loans were classified as impaired and as of December 31, 2000, $1.4 million were classified as impaired. The increase in impaired loans resulted primarily from the deterioration of five commercial loans during the third quarter.

         Following is a summary of the loan loss experience for the nine months ended September 30, 2001, and the year ended December 31, 2000.

                                            September 30,  December 31,
                                                2001          2000
                                            ------------- -------------
                                                   (in thousands)

Amount of loans outstanding                 $     722,532  $     718,876
                                            -------------  -------------
Average daily loans outstanding for
  the period                                $     728,685  $     659,365
                                            -------------  -------------

Allowance for loan losses at the
  beginning of the period                   $       7,124   $      6,522

Charge-offs:
 Commercial                                           533            200
 Real estate                                            0             30
 Installment                                          554            483
 Credit card and personal credit lines                 55             35
                                            -------------   ------------
    Total charge-offs                               1,142            748

Recoveries:
 Commercial                                             1             45
 Real estate                                           16              0
 Installment                                           99             93
 Credit card and personal credit lines                  4              6
                                            -------------   ------------
    Total recoveries                                  120            144
                                            -------------   ------------
Net charge-offs                                     1,022            604

Provision charged to expense                        1,490          1,206
                                            -------------   ------------
Allowance for loan losses at the end of
 the period                                 $       7,592   $      7,124
                                            =============   ============

Ratio of annualized net  charge-offs  during the period to average daily loans during the period:
 Commercial                                         0.10%          0.02%
 Real estate                                        0.00%          0.01%
 Installment                                        0.08%          0.06%
 Credit card and personal credit lines              0.01%          0.00%
                                            -------------   ------------
 Total                                              0.19%          0.09%
                                            =============   ============

         Net interest income after provision for loan losses totaled $26.0 million and $8.9 million for the nine and three month periods ended September 30, 2001. This represented increases of 2.2% and 3.1% over the same periods ended September 30, 2000.

Noninterest Income

         Noninterest income categories for the nine and three-month periods ended September 30, 2001, and 2000 are shown in the following tables:

                                                  Nine Months ended
                                                    September 30,
                                         ----------------------------------
                                                                    Percent
                                            2001        2000        Change
                                         ----------  ----------  ----------
                                                   (in thousands)
Trust and brokerage fees                 $    2,023  $    1,586      27.6 %
Service charges on deposits                   3,747       3,304      13.4
Other income (net)                            2,180       2,478     (12.0)
Net gain on the sale of branches                753           0     100.0
Net gains on the sale of real estate
  mortgages held-for-sale                       792         366     116.4
Net securities gains                             52           0     100.0
                                         ----------  ----------  ----------
     Total noninterest income            $    9,547  $    7,734      23.4 %
                                         ==========  ==========  ==========

                                                  Three Months ended
                                                    September 30,
                                         ----------------------------------
                                                                    Percent
                                            2001        2000        Change
                                         ----------  ----------  ----------
                                                   (in thousands)
Trust and brokerage fees                 $      600  $      530      13.2 %
Service charges on deposits                   1,295       1,109      16.8
Other income (net)                              710         871     (18.5)
Net gains on the sale of branches               753           0     100.0
Net gains on the sale of real estate
  mortgages held-for-sale                       348         128     171.9
Net securities gains                             50           0     100.0
                                         ----------  ----------  ----------
     Total noninterest income            $    3,756  $    2,638      42.4 %
                                         ==========  ==========  ==========

         Trust fees increased 12.4% in the first nine months of 2001 versus the same period in 2000. This increase was primarily in agency and living trust fees. Brokerage fees increased $308,000, or 57.2%, in the first nine months of 2001 versus the same period in 2000, driven by fees of approximately $156,000 related to the sale of several annuity accounts. This portion of the increase may be non-recurring. Excluding these fees, brokerage revenues increased by 28.2% in the first nine months of 2001 versus the comparable period in 2000.

         The primary sources of the increase in service charges on deposit accounts were fees related to business checking accounts.

         Other income consists of normal recurring fee income such as mortgage service fees, credit card fees, insurance fees, and safe deposit box rent, as well as other income that management classifies as non-recurring. Other fee income decreased $298,000 in the first nine months of 2001 versus the same period in 2000, and $161,000 in the third quarter versus the same period in 2000. The decrease in mortgage service fee income was due to charges of $471,000 and $175,000, respectively, during the nine month and three month periods ending September 30, 2001, related to the non-cash impairment of the Bank's mortgage servicing rights. The impairment was a direct result of the decline in interest rates during the first nine months of 2001. Excluding these non-cash charges, other income would have increased 7.0% and 1.6%, respectively, in the first nine months and third quarter versus the same periods in 2000.

         During the third quarter of 2001, the Company sold five non-strategic branches resulting in a gain of $753,000. Excluding this one-time gain, total non-interest income increased by 13.7% and 13.8%, respectively, in the first nine months and third quarter versus the same periods in 2000.

         The increase in profits from the sale of mortgages reflected an increase in the volume of mortgages sold during the first nine months of 2001 versus sales during the first nine months of 2000. This increase in volume was a result of the falling interest rate environment and an increase in demand for home mortgages. Management does not anticipate that this trend will shift during the balance of 2001.

Noninterest Expense

         Noninterest expense categories for the nine and three-month periods ended September 30, 2001, and 2000 are shown in the following tables:

                                                  Nine Months ended
                                                    September 30,
                                         ----------------------------------
                                                                    Percent
                                            2001        2000        Change
                                         ----------  ----------  ----------
                                                   (in thousands)
Salaries and employee benefits           $   13,202  $   11,881      11.1 %
Occupancy and equipment expense               3,668       3,866      (5.1)
Other expense                                 8,067       7,272      10.9
                                         ----------  ----------  ----------
     Total noninterest expense           $   24,937  $   23,019       8.3 %
                                         ==========  ==========  ==========

                                                  Three Months ended
                                                    September 30,
                                         ----------------------------------
                                                                    Percent
                                            2001        2000        Change
                                         ----------  ----------  ----------
                                                   (in thousands)
Salaries and employee benefits           $    4,616  $    4,257       8.4 %
Occupancy and equipment expense               1,158       1,277      (9.3)
Other expense                                 2,796       2,471      13.2
                                         ----------  ----------  ----------
     Total noninterest expense           $    8,570  $    8,005       7.1 %
                                         ==========  ==========  ==========

         The increase in salaries and employee benefits reflected normal salary increases and higher employee insurance premiums combined with a pension plan curtailment gain of $500,000 recognized in the second quarter of 2000. Excluding the pension plan curtailment gain, salaries and employee benefits increased by 6.6% for the nine-month period ending September 30, 2001. Total employees decreased to 476 at September 30, 2001, from 479 at September 30, 2000. This decrease resulted primarily from the reduction in staff in connection with the sale of the five non-strategic branches in September, 2001, taking into account the growth of the Company, driven by the addition of three new offices since September 30, 2000, which required additional staffing.

         The decrease in occupancy and equipment expense was the result of closing two offices in the second quarter of 2000, combined with the sale of five offices in the third quarter of 2001.

         Other expense includes corporate and business development, data processing fees, telecommunications, postage, and professional fees such as legal accounting, and director's fees. Other expense increased primarily due to costs associated with the Bank's compliance with new regulations regarding the Privacy Policy, as well as increases in professional fees and losses related to robberies during the year.

Income Before Income Tax Expense

         Income before income tax expense increased $446,000, or 4.4%, to $10.6 million for the first nine months of 2001, versus $10.1 million for the same period in 2000. For the three months ended September 30, 2001, income before income taxes was $4.1 million versus $3.3 million for the same period in 2000. This was due primarily to the increase in other non-interest income.

Income Tax Expense

         Income tax expense decreased $197,000, or 6.4%, for the first nine months of 2001, compared to the same period in 2000. Income tax expense for the third quarter of 2001 increased $371,000, or 38.1%, compared to the third quarter of 2000.


         The combined state franchise tax expense and the federal income tax expense as a percentage of income before income tax expense increased to 31.2% during the first nine months of 2001 compared to 30.7% during the same period in 2000. It increased to 32.7% for the three months ended September 30, 2001, compared to 29.6% during the same period in 2000. The increases were primarily a result of higher state franchise tax expense.


         Item 3 - Quantitative and Qualitative Disclosures About Market Risk

         See "Market and Interest Rate Risk" on pages 19-21.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                              September 30, 2001

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

                              September 30, 2001

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



                        LAKELAND FINANCIAL CORPORATION
                                 (Registrant)




Date: November 13, 2001      /s/Michael L. Kubacki
                             Michael L. Kubacki - President and Chief
                             Executive Officer




Date: November 13, 2001      /s/David M. Findlay
                             David M. Findlay - Executive Vice President
                             and Chief Financial Officer




Date: November 13, 2001      /s/Teresa A. Bartman
                             Teresa A. Bartman - Vice President and
                             Controller