Form 10-K
period 2001-12-31
LAKELAND FINANCIAL CORP
filed 2002-03-08
CIK 721994

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001

                        Commission file number 0-11487

                        LAKELAND FINANCIAL CORPORATION

             Indiana                               35-1559596
     (State of incorporation)          (I.R.S. Employer Identification No.)

       202 East Center Street, P.O. Box 1387, Warsaw, Indiana 46581-1387
                   (Address of principal executive offices)

                           Telephone (574) 267-6144

              Securities registered pursuant to Section 12(b) of
                the Act: None Securities registered pursuant to
                           Section 12(g) of the Act:

                          Common Stock, no par value
                               (Title of class)

                Preferred Securities of Lakeland Capital Trust
                               (Title of class)


The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such other period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $102,014,592 and is based upon the last sales price as quoted on the Nasdaq Stock Market on January 31, 2002.

Number of shares of common stock outstanding at February 20, 2002: 5,771,837

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the Annual Meeting of Shareholders mailed on March 8, 2002 are incorporated by reference into Part III hereof.

                                    PART I.


ITEM 1. BUSINESS

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

         The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank's activities cover all phases of commercial banking, including checking accounts, savings accounts, time deposits, the sale of securities under agreements to repurchase, commercial and agricultural lending, direct and indirect consumer lending, real estate mortgage lending, safe deposit box service and trust and brokerage services.

         The Bank's main banking office is located at 202 East Center Street, Warsaw, Indiana. As of December 31, 2001 the Bank had 40 offices in eleven counties throughout northern Indiana.

Forward-looking Statements

         This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

         The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

         - The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company's assets.

         - The economic impact of the terrorist attacks that occurred on September 11th, as well as any future threats and attacks, and the response of the United States to any such threats and attacks.

         - The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

         - The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company's assets) and the policies of the Board of Governors of the Federal Reserve System.

         - The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

         - The inability of the Company to obtain new customers and to retain existing customers.

         - The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

         - Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

         - The ability of the Company to develop and maintain secure and reliable electronic systems.

         - The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

         - Consumer spending and saving habits, which may change in a manner that affects the Company's business adversely.

         - Business combinations and the integration of acquired businesses, which may be more difficult or expensive than expected.

         - The costs, effects and outcomes of existing or future litigation.

         - Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

         - The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

         These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Business Developments

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

Competition

         The Bank was originally organized in 1872 and has continuously operated under the laws of the State of Indiana since its organization. The Bank's activities cover all phases of commercial banking, including checking accounts, savings accounts, time deposits, the sale of securities under agreements to repurchase, commercial and agricultural lending, direct and indirect consumer lending, real estate mortgage lending, safe deposit box services and trust and brokerage services. The interest rates for both deposits and loans, as well as the range of services provided, are nearly the same for all banks competing within the Bank's service area.

         The Bank competes for loans principally through a high degree of customer contact, timely loan review and approval, market-driven competitive loan pricing in certain situations and the Bank's reputation throughout the region. The Bank believes that its convenience, quality service and hometown approach to banking enhances its ability to compete favorably in attracting and retaining individual and business customers. The Bank actively solicits deposit-related customers and competes for customers by offering personal attention, professional service and competitive interest rates.

         The Bank's primary service area is northern Indiana. In addition to the banks located within its service area, the Bank also competes with savings and loan associations, credit unions, farm credit services, finance companies, personal loan companies, insurance companies, money market funds, and other non-depository financial intermediaries. Also, financial intermediaries such as money market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions and accordingly may have an advantage in competing for funds.

         The Bank competes with other major banks for large commercial deposit and loan accounts. The Bank is presently subject to an aggregate maximum loan limit to any single account pursuant to Indiana law. The Bank enforces a limit of $10.0 million. This maximum prohibits the Bank from providing a full range of banking services to those businesses or personal accounts whose borrowings periodically exceed this amount. In order to retain at least a portion of the banking business of these large borrowers, the Bank maintains correspondent relationships with other financial institutions. The Bank also participates with local and other banks in the placement of large borrowings in excess of its lending limit. The Bank is also a member of the Federal Home Loan Bank of Indianapolis in order to broaden its mortgage lending and investment activities and to provide additional funds, if necessary, to support these activities.

Foreign Operations

         The Company has no investments with any foreign entity other than two nominal demand deposit accounts. One is maintained with a Canadian bank in order to facilitate the clearing of checks drawn on banks located in other countries. The other is maintained with a bank in Bermuda for LCB Investments Limited to be used for administrative expenses. There are no foreign loans.

Employees

         At December 31, 2001, the Company, including its subsidiaries, had 431 full-time equivalent employees. Benefit programs include a pension plan, 401(k) plan, group medical insurance, group life insurance and paid vacations. Effective April 1, 2000, the defined benefit pension plan was frozen. The Bank is not a party to any collective bargaining agreement, and employee relations are considered good. The Company also has a stock option plan under which stock options may be granted to employees and directors.

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

         Recent Regulatory Developments

         The terrorist attacks in September 2001, have impacted the financial services industry and have already led to federal legislation that attempts to address certain related issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. At this time, the Company is unable to determine whether the provisions of the USA PATRIOT Act will have a material impact on the business of the Company and its subsidiaries.

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

         Investments and Activities. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the voting shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

         The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, this authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies or financial holding companies. As of the date of this filing, the Company has neither applied for nor received approval to operate as a financial holding company.

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

         The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total risk-weighted assets; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the Company's allowance for loan and lease losses.

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

         As of December 31, 2001, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.

         Dividends. The Indiana Business Corporation Law prohibits the Company from paying dividends if the Company is, or by payment of the dividend would become, insolvent, or if the payment of dividends would render the Company unable to pay its debts as they become due in the usual course of business. The Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

         Federal Securities Regulation. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

         The Bank

         General. The Bank is an Indiana-chartered bank, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). As a BIF-insured, Indiana-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFI, as the chartering authority for Indiana banks, and the FDIC, which under federal law is designated as the primary federal regulator of state-chartered, FDIC-insured banks that are not members of the Federal Reserve System.

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

         During the year ended December 31, 2001, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2002, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

         FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2001, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

         Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI. During the year ended December 31, 2001, the Bank paid supervisory assessments to the DFI totaling $78,000.

         Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered insured nonmember banks, such as the
Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

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

         Further, federal law and regulations provide various incentives to financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria which determines a bank holding company's eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be "well-capitalized". Under the regulations of the FDIC, in order to be "well-capitalized" a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

         Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

         As of December 31, 2001: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was "well-capitalized", as defined by FDIC regulations.

         Dividends. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the Bank's retained net income for the year to date combined with its retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period.

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2001. As of December 31, 2001, approximately $17 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

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

         State Bank Activities. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from directly or indirectly making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

         Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $41.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $41.3 million, the reserve requirement is $1.239 million plus 10% of the aggregate amount of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

INDUSTRY SEGMENTS

         While the Company's chief decision-makers monitor the revenue streams of the various Company products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's financial service operations are considered by management to be aggregated in one reportable operating segment -- commercial banking. On the pages that follow are tables that set forth selected statistical information relative to the business of the Company. This data should be read in conjunction with the consolidated financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in Items 7&8, below, herein incorporated by reference.


                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                             INTEREST RATES AND INTEREST DIFFERENTIAL
                                                     (in thousands of dollars)

                                                                     2001                                   2000
                                                     -------------------------------------  -------------------------------------
                                                       Average      Interest                  Average      Interest
                                                       Balance       Income     Yield (1)     Balance       Income     Yield (1)
                                                     -----------  -----------  -----------  -----------  -----------  -----------
 ASSETS
 Earning assets:
   Loans:
     Taxable (2)                                     $   727,330  $    58,348         8.02% $   676,807  $    61,554         9.09%
     Tax exempt (1)                                        2,420          209         8.64        2,391          215         8.99

   Investments: (1)
     Available for sale                                  291,901       18,556         6.36      279,569       18,849         6.74
     Held to maturity                                          0            0         0.00            0            0         0.00

   Short-term investments                                  9,778          405         4.14        5,778          367         6.35

   Interest bearing deposits                               2,437           80         3.24          960           55         5.73
                                                     -----------  -----------               -----------  -----------
 Total earning assets                                  1,033,866       77,598         7.51%     965,505       81,040         8.39%


 Nonearning assets:
   Cash and due from banks                                41,148            0                    41,202            0

   Premises and equipment                                 26,423            0                    27,276            0

   Other nonearning assets                                27,429            0                    30,191            0

   Less allowance for loan losses                         (7,364)           0                    (6,813)           0
                                                     -----------  -----------               -----------  -----------
 Total assets                                        $ 1,121,502  $    77,598               $ 1,057,361  $    81,040
                                                     ===========  ===========               ===========  ===========

(1)   Tax exempt income was converted to a fully taxable equivalent basis at a 34 percent tax rate for 2001 and 2000. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses. Nonaccrual loans are included in the above analysis as earning assets - loans.

(2)   Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2001 and
      2000 are included as taxable loan interest income.


                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                     (in thousands of dollars)

                                                                     2000                                   1999
                                                     -------------------------------------  -------------------------------------
                                                       Average      Interest                  Average      Interest
                                                       Balance       Income     Yield (1)     Balance       Income     Yield (1)
                                                     -----------  -----------  -----------  -----------  -----------  -----------
 ASSETS
 Earning assets:
   Loans:
     Taxable (2)                                     $   676,807  $    61,554         9.09% $   602,250  $    51,602         8.57%
     Tax exempt (1)                                        2,391          215         8.99        2,920          275         9.42

   Investments: (1)
     Available for sale                                  279,569       18,849         6.74      291,005       18,597         6.39
     Held to maturity                                          0            0         0.00            0            0         0.00

   Short-term investments                                  5,778          367         6.35        5,230          259         4.95

   Interest bearing deposits                                 960           55         5.73          308           16         5.19
                                                     -----------  -----------               -----------  -----------
 Total earning assets                                    965,505       81,040         8.39%     901,713       70,749         7.85%

 Nonearning assets:
   Cash and due from banks                                41,202            0                    37,767            0

   Premises and equipment                                 27,276            0                    27,248            0

   Other nonearning assets                                30,191            0                    27,784            0

   Less allowance for loan losses                         (6,813)           0                    (5,958)           0
                                                     -----------  -----------               -----------  -----------
 Total assets                                        $ 1,057,361  $    81,040               $   988,554  $    70,749
                                                     ===========  ===========               ===========  ===========

(1)   Tax exempt income was converted to a fully taxable equivalent basis at a 34 percent tax rate for 2000 and 1999. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses. Nonaccrual loans are included in the above analysis as earning assets - loans.

(2)   Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2000 and
      1999 are included as taxable loan interest income.



                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                     (in thousands of dollars)

                                                                      2001                                   2000
                                                     -------------------------------------  -------------------------------------
                                                       Average      Interest                  Average      Interest
                                                       Balance      Expense       Yield       Balance      Expense       Yield
                                                     -----------  -----------  -----------  -----------  -----------  -----------
 LIABILITIES AND STOCKHOLDERS'
  EQUITY

 Interest bearing liabilities:
   Savings deposits                                  $    50,513  $       613         1.21% $    53,372  $       899         1.68%

   Interest bearing checking accounts                    230,144        7,447         3.24      234,906        9,618         4.09

   Time deposits:
     In denominations under $100,000                     211,728       11,151         5.27      203,539       14,054         6.90
     In denominations over $100,000                      203,067       10,639         5.24      157,040        7,824         4.98

   Miscellaneous short-term borrowings                   178,197        6,904         3.87      176,562       10,083         5.71

   Long-term borrowings                                   30,716        2,447         7.97       32,342        2,523         7.80
                                                     -----------  -----------               -----------  -----------
 Total interest bearing liabilities                      904,365       39,201         4.33%     857,761       45,001         5.25%

 Noninterest bearing liabilities
 and stockholders' equity:
   Demand deposits                                       137,011            0                   134,270            0

   Other liabilities                                      10,135            0                     8,447            0

   Stockholders' equity                                   69,991            0                    56,883            0
 Total liabilities and stockholders'                 -----------  -----------               -----------  -----------
  equity                                             $ 1,121,502  $    39,201               $ 1,057,361  $    45,001
                                                     ===========  ===========               ===========  ===========

 Net interest differential - yield on
   average daily earning assets                                   $    38,397         3.71%              $    36,039         3.73%
                                                                  ===========                            ===========




                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                     (in thousands of dollars)

                                                                      2000                                   1999
                                                     -------------------------------------  -------------------------------------
                                                       Average      Interest                  Average      Interest
                                                       Balance      Expense       Yield       Balance      Expense       Yield
                                                     -----------  -----------  -----------  -----------  -----------  -----------
 LIABILITIES AND STOCKHOLDERS'
 EQUITY

 Interest bearing liabilities:
   Savings deposits                                  $    53,372  $       899         1.68% $    54,562  $       935         1.71%

   Interest bearing checking accounts                    234,906        9,618         4.09      210,890        7,009         3.32

   Time deposits:
     In denominations under $100,000                     203,539       14,054         6.90      205,114       11,246         5.48
     In denominations over $100,000                      157,040        7,824         4.98      150,182        7,963         5.30

   Miscellaneous short-term borrowings                   176,562       10,083         5.71      146,680        7,139         4.87

   Long-term borrowings                                   32,342        2,523         7.80       37,312        2,801         7.51
                                                     -----------  -----------               -----------  -----------
 Total interest bearing liabilities                      857,761       45,001         5.25%     804,740       37,093         4.61%

 Noninterest bearing liabilities
 and stockholders' equity:
   Demand deposits                                       134,270            0                   120,808            0

   Other liabilities                                       8,447            0                     7,834            0

   Stockholders' equity                                   56,883            0                    55,172            0
 Total liabilities and stockholders'                 -----------  -----------               -----------  -----------
  equity                                             $ 1,057,361  $    45,001               $   988,554  $    37,093
                                                     ===========  ===========               ===========  ===========

 Net interest differential - yield on
   average daily earning assets                                   $    36,039         3.73%              $    33,656         3.73%
                                                                  ===========                            ===========



                                           ANALYSIS OF CHANGES IN INTEREST DIFFERENTIALS
                                                 (fully taxable equivalent basis)
                                                     (in thousands of dollars)

                                                                               YEAR ENDED DECEMBER 31,

                                                           2001 Over (Under) 2000 (1)             2000 Over (Under) 1999 (1)
                                                     -------------------------------------  -------------------------------------
                                                        Volume       Rate         Total        Volume       Rate         Total
                                                     -----------  -----------  -----------  -----------  -----------  -----------
 INTEREST AND LOAN FEE INCOME (2)
   Loans:
     Taxable                                         $     4,385  $    (7,591) $    (3,206) $     6,651  $     3,301  $     9,952
     Tax exempt                                                3           (9)          (6)         (48)         (12)         (60)
   Investments:
     Available for sale                                      811       (1,105)        (294)        (748)       1,000          252
     Held to maturity                                          0            0            0            0            0            0

   Short-term investments                                    195         (157)          38           29           79          108

   Interest bearing deposits                                  56          (32)          24           37            2           39
                                                     -----------  -----------  -----------  -----------  -----------  -----------
 Total interest income                                     5,450       (8,894)      (3,444)       5,921        4,370       10,291
                                                     -----------  -----------  -----------  -----------  -----------  -----------

 INTEREST EXPENSE
   Savings deposits                                          (46)        (240)        (286)         (20)         (16)         (36)
   Interest bearing checking accounts                       (191)      (1,980)      (2,171)         859        1,750        2,609

   Time deposits
     In denominations under $100,000                         546       (3,449)      (2,903)         (87)       2,895        2,808
     In denominations over $100,000                        2,394          421        2,815          354         (493)        (139)

   Miscellaneous short-term borrowings                        93       (3,272)      (3,179)       1,591        1,353        2,944

   Long-term borrowings                                     (129)          53          (76)        (384)         106         (278)
                                                     -----------  -----------  -----------  -----------  -----------  -----------
 Total interest expense                                    2,667       (8,467)      (5,800)       2,313        5,595        7,908
                                                     -----------  -----------  -----------  -----------  -----------  -----------

 INCREASE (DECREASE) IN
   INTEREST DIFFERENTIALS                            $     2,783  $      (427) $     2,356  $     3,608  $    (1,225) $     2,383
                                                     ===========  ===========  ===========  ===========  ===========  ===========

(1)   The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2001, 2000 and 1999. The changes in volume represent "changes in volume times the old rate". The changes in rate represent "changes in rate times old volume". The changes in rate/volume were also calculated by "change in rate times change in volume" and allocated consistently based upon the relative absolute values of the changes in volume and changes in rate.
(2)   Tax exempt income was converted to a fully taxable equivalent basis at a 34 percent tax rate for 2001, 2000 and 1999. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.


                                                      ANALYSIS OF SECURITIES
                                                     (in thousands of dollars)

          The amortized cost and the fair value of securities as of December 31, 2001, 2000 and 1999 were as follows:

                                                               2001                      2000                      1999
                                                     ------------------------  ------------------------  ------------------------
                                                      Amortized      Fair       Amortized      Fair       Amortized      Fair
                                                        Cost         Value        Cost         Value        Cost         Value
                                                     -----------  -----------  -----------  -----------  -----------  -----------
 Securities available for sale:
   U.S. Treasury securities                          $     7,630  $     7,866  $    38,037  $    38,066  $    35,133  $    34,614
   U.S. Government agencies and corporations              11,528       11,574        6,672        6,550        3,726        3,201
   Mortgage-backed securities                            213,054      216,654      207,499      207,594      196,245      192,569
   State and municipal securities                         30,085       29,663       35,416       35,430       35,432       32,714
   Other debt securities                                   5,791        5,882        6,327        5,968        8,829        8,323
                                                     -----------  -----------  -----------  -----------  -----------  -----------
 Total debt securities available for sale            $   268,088  $   271,639  $   293,951  $   293,608  $   279,365  $   271,421
                                                     ===========  ===========  ===========  ===========  ===========  ===========




                                                  ANALYSIS OF SECURITIES (cont.)
                                                   (Fully Tax Equivalent Basis)
                                                     (in thousands of dollars)

          The weighted average yields (1) and maturity distribution (2) fordebt securities portfolio at December 31,2001, were as follows:

                                                                                            After One    After Five
                                                                                  Within       Year         Years        Over
                                                                                   One        Within     Within Ten       Ten
                                                                                   Year     Five Years      Years        Years
                                                                               -----------  -----------  -----------  -----------

 Securities available for sale:

 U.S. Treasury securities
   Book value                                                                  $     4,588  $     3,278  $         0  $         0
   Yield                                                                              6.50        10.75

 Government agencies and corporations
   Book value                                                                            0       11,574            0            0
   Yield                                                                                           5.89

 Mortgage-backed securities
   Book value                                                                            0       39,541       67,803      109,310
   Yield                                                                                           7.07         6.31         6.89

 State and municipal securities
   Book value                                                                            0          544        1,855       27,264
   Yield                                                                                           5.51         5.19         4.99

 Other debt securities
   Book value                                                                            0        3,136            0        2,746
   Yield                                                                                           6.88                      8.54
                                                                               -----------  -----------  -----------  -----------
 Total debt securities available for sale:
   Book value                                                                  $     4,588  $    58,073  $    69,658  $   139,320
   Yield                                                                              6.50         8.42         7.45         5.22
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

         There were no investments in securities of any one issuer that exceeded 10% of stockholders' equity at December 31, 2001.


                                                    ANALYSIS OF LOAN PORTFOLIO
                                                   Analysis of Loans Outstanding
                                                     (in thousands of dollars)

          The Company segregates its loan portfolio into four basic segments: commercial (including agri-business and agricultural loans), real estate mortgages, installment and personal line of credit loans (including credit card loans). The loan portfolio as of December 31, 2001, 2000, 1999, 1998 and 1997 was as follows:

                                                                      2001         2000         1999         1998         1997
                                                                  -----------  -----------  -----------  -----------  -----------
 Commercial loans:
   Taxable                                                        $   534,645  $   487,125  $   419,034  $   343,858  $   269,887
   Tax exempt                                                           2,544        2,374        3,048        2,867        3,065
                                                                  -----------  -----------  -----------  -----------  -----------

 Total commercial loans                                               537,189      489,499      422,082      346,725      272,952

 Real estate mortgage loans                                            47,252       52,731       46,872       60,555       65,368

 Installment loans                                                     95,592      129,729      146,711      100,196       89,107

 Line of credit and credit card loans                                  58,190       46,917       38,233       31,020       31,207
                                                                  -----------  -----------  -----------  -----------  -----------

   Total loans                                                        738,223      718,876      653,898      538,496      458,634

 Less allowance for loan losses                                         7,946        7,124        6,522        5,510        5,308
                                                                  -----------  -----------  -----------  -----------  -----------

   Net loans                                                      $   730,277  $   711,752  $   647,376  $   532,986  $   453,326
                                                                  ===========  ===========  ===========  ===========  ===========

         The real estate mortgage loan portfolio included construction loans totaling $2,354, $3,626, $4,488, $2,975 and $3,089 as of December 31, 2001, 2000, 1999, 1998 and 1997. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.



                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                               Analysis of Loans Outstanding (cont.)
                                                     (in thousands of dollars)

         Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon scheduled maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2001. The table includes the real estate loans held for sale and assumes these loans will not be sold during the various time horizons.

                                                                                              Line of
                                                                     Real                   Credit and
                                                     Commercial     Estate     Installment  Credit Card     Total       Percent
                                                     -----------  -----------  -----------  -----------  -----------  -----------

 Original maturity of one day                        $   296,390  $         0  $         0  $    54,821  $   351,211         47.6%

 Other within one year                                    69,769        9,376       35,051        2,665      116,861         15.8

 After one year, within five years                       161,039        4,962       58,464          629      225,094         30.5

 Over five years                                           7,816       32,855        2,077           75       42,823          5.8

 Nonaccrual loans                                          2,175           59            0            0        2,234          0.3
                                                     -----------  -----------  -----------  -----------  -----------  -----------

   Total loans                                       $   537,189  $    47,252  $    95,592  $    58,190  $   738,223        100.0%
                                                     ===========  ===========  ===========  ===========  ===========  ===========

         A portion of the loans is short-term maturities. At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.

         Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2001 amounted to $230,376 and $37,541.



                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                                   Review of Nonperforming Loans
                                                     (in thousands of dollars)

         The following is a summary of nonperforming loans as of December 31, 2001, 2000, 1999, 1998 and 1997.

                                                                      2001         2000         1999         1998         1997
                                                                  -----------  -----------  -----------  -----------  -----------
PART A - PAST DUE ACCRUING LOANS (90 DAYS OR MORE)

Real estate mortgage loans                                        $       170  $       398  $         0  $         0  $         0

Commercial and industrial loans                                             0        7,635           20          159          236

Loans to individuals for household, family and
  other personal expenditures                                              94          171          151           68           69

Loans to finance agriculture production and
  other loans to farmers                                                    0            0            0            0            0
                                                                  -----------  -----------  -----------  -----------  -----------

  Total past due loans                                                    264        8,204          171          227          305
                                                                  -----------  -----------  -----------  -----------  -----------


PART B - NONACCRUAL LOANS

Real estate mortgage loans                                                 59           37            0            0          338

Commercial and industrial loans                                         2,175          169          329            0          720

Loans to individuals for household, family and
  other personal expenditures                                               0            0            0            0            0

 other loans to farmers                                                     0            0            0            0            0
                                                                  -----------  -----------  -----------  -----------  -----------

  Total nonaccrual loans                                                2,234          206          329            0        1,058
                                                                  -----------  -----------  -----------  -----------  -----------

PART C - TROUBLED DEBT RESTRUCTURED LOANS                                   0        1,127        1,179        1,281        1,377
                                                                  -----------  -----------  -----------  -----------  -----------

Total nonperforming loans                                         $     2,498  $     9,537  $     1,679  $     1,508  $     2,740
                                                                  ===========  ===========  ===========  ===========  ===========

         Nonearning assets of the Company include nonaccrual loans (as indicated above), nonaccrual investments, other real estate and repossessions, which amounted to $3,862 at December 31, 2001.

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

PART B - NONPERFORMING LOANS

         When a loan is classified as a nonaccrual loan, interest on the loan is no longer accrued and all accrued interest receivable is charged off. It is the policy of the Bank that all loans for which the collateral is insufficient to cover all principal and accrued interest will be reclassified as nonperforming loans to the extent they are unsecured, on or before the date when the loan becomes 90 days delinquent. Thereafter, interest is recognized and included in income only when received. Interest not recorded on non-accrual loans is referenced in Footnote 4 in Item 8 below.

         As of December 31, 2001, there were $2.2 million of loans on nonaccrual status, most of which were also on impaired status. There were $10.0 million of loans classified as impaired.

PART C - TROUBLED DEBT RESTRUCTURED LOANS

         Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

         As of December 31, 2001, there were no loans renegotiated as troubled debt restructurings. Interest income of $70,000 was recognized in 2001. Had these loans been performing under the original contract terms, an additional $0 would have been reflected in interest income during 2001. The Company is not committed to lend additional funds to debtors whose loans have been modified.

PART D - OTHER NONPERFORMING ASSETS

         Management is of the opinion that there are no significant foreseeable losses relating to substandard or nonperforming assets, except as discussed above in Part B - Nonperforming Loans and Part C - Troubled Debt Restructured Loans.

PART E - LOAN CONCENTRATIONS

         There were no loan concentrations within industries, which exceeded ten percent of total assets. It is estimated that over 90% of all the Bank's commercial, industrial, agri-business and agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its basic service area.

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

         Based upon these policies and objectives, $2.2 million, $1.2 million and $1.3 million were charged to the provision for loan losses and added to the allowance for loan losses in 2001, 2000 and 1999.

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



                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                                       Summary of Loan Loss
                                                     (in thousands of dollars)

               The following is a summary of the loan loss experience for the years ended December 31, 2001, 2000, 1999, 1998 and 1997.

                                                                      2001         2000         1999         1998         1997
                                                                  -----------  -----------  -----------  -----------  -----------
Amount of loans outstanding, December 31,                         $   738,223  $   718,876  $   653,898  $   538,496  $   458,634
                                                                  ===========  ===========  ===========  ===========  ===========

Average daily loans outstanding during the year
  ended December 31,                                              $   729,750  $   679,198  $   605,170  $   489,336  $   414,033
                                                                  ===========  ===========  ===========  ===========  ===========

Allowance for loan losses, January 1,                             $     7,124  $     6,522  $     5,510  $     5,308  $     5,306
                                                                  -----------  -----------  -----------  -----------  -----------

Loans charged-off
  Commercial                                                              569          200          147            9           99
  Real estate                                                               0           30            6            0           33
  Installment                                                             868          483          252          329          190
  Credit cards and personal credit lines                                  103           35           30           78           37
                                                                  -----------  -----------  -----------  -----------  -----------

Total loans charged-off                                                 1,540          748          435          416          359
                                                                  -----------  -----------  -----------  -----------  -----------

Recoveries of loans previously charged-off
  Commercial                                                                3           45           10           44           18
  Real estate                                                              16            0            0            0            0
  Installment                                                             113           93          114           86           66
  Credit cards and personal credit lines                                    5            6           13            8            8
                                                                  -----------  -----------  -----------  -----------  -----------

Total recoveries                                                          137          144          137          138           92
                                                                  -----------  -----------  -----------  -----------  -----------

Net loans charged-off                                                   1,403          604          298          278          267
Purchase loan adjustment                                                    0            0            0            0            0
Provision for loan loss charged to expense                              2,225        1,206        1,310          480          269
                                                                  -----------  -----------  -----------  -----------  -----------

  Balance, December 31,                                           $     7,946  $     7,124  $     6,522  $     5,510  $     5,308
                                                                  ===========  ===========  ===========  ===========  ===========

Ratio of net charge-offs during the period to
  average daily loans outstanding
  Commercial                                                             0.08%        0.02%        0.02%       (0.01)%       0.02%
  Real estate                                                            0.00         0.00         0.00         0.00         0.01
  Installment                                                            0.10         0.06         0.02         0.05         0.03
  Credit cards and personal credit lines                                 0.01         0.01         0.01         0.02         0.01
                                                                  -----------  -----------  -----------  -----------  -----------

Total                                                                    0.19%        0.09%        0.05%        0.06%        0.07%
                                                                  ===========  ===========  ===========  ===========  ===========

Ratio of allowance for loan losses to
  Nonperforming assets                                                 192.58%       73.83%      368.06%      258.20%      176.99%
                                                                  ===========  ===========  ===========  ===========  ===========


                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                              Allocation of Allowance for Loan Losses
                                                     (in thousands of dollars)

            The following is a summary of the allocation for loan losses as of December 31, 2001, 2000, 1999, 1998 and 1997.

                                                               2001                      2000                      1999
                                                     ------------------------  ------------------------  ------------------------
                                                      Allowance    Loans as    Allowance     Loans as    Allowance     Loans as
                                                         For      Percentage      For       Percentage      For       Percentage
                                                         Loan      of Gross       Loan       of Gross       Loan       of Gross
                                                        Losses       Loans       Losses        Loans       Losses        Loans
                                                     -----------  -----------  -----------  -----------  -----------  -----------
 Allocated allowance for loan losses
   Commercial                                        $     6,412        72.77% $     5,205        68.09% $     4,750        64.55%
   Real estate                                               127         6.40          132         7.34          120         7.17
   Installment                                               728        12.95          974        18.04        1,202        22.43
   Credit cards and personal credit lines                    431         7.88          352         6.53          185         5.85
                                                     -----------  -----------  -----------  -----------  -----------  -----------

 Total allocated allowance for loan losses                 7,698       100.00%       6,663       100.00%       6,257       100.00%
                                                                  ===========               ===========               ===========

 Unallocated allowance for loan losses                       248                       461                       265
                                                     -----------               -----------               -----------

 Total allowance for loan losses                     $     7,946               $     7,124               $     6,522
                                                     ===========               ===========               ===========


                                                               1998                      1997
                                                     ------------------------  ------------------------
                                                      Allowance    Loans as     Allowance    Loans as
                                                         For      Percentage       For      Percentage
                                                         Loan      of Gross        Loan      of Gross
                                                        Losses       Loans        Losses       Loans
                                                     -----------  -----------  -----------  -----------
 Allocated allowance for loan losses
   Commercial                                        $     1,647        64.39% $     1,341        59.52%
   Real estate                                               130        11.24          131        14.25
   Installment                                               845        18.61          673        19.43
   Credit cards and personal credit lines                    130         5.76          103         6.80
                                                     -----------  -----------  -----------  -----------

 Total allocated allowance for loan losses                 2,752       100.00%       2,248       100.00%
                                                                  ===========               ===========

 Unallocated allowance for loan losses                     2,758                     3,060
                                                     -----------               -----------

 Total allowance for loan losses                     $     5,510               $     5,308
                                                     ===========               ===========

           In 2001 and 1999, the Company reviewed and revised the allocation process for the Allowance for Loan Losses. These changes primarily affected the allocations as they pertain to the commercial loans classified in the Company's internal watch list. These changes also brought the Company's methodology into closer conformity with regulatory guidance. The Company continues to review the allocation process and the documentation for the Allowance for Loan Losses, therefore future changes may occur.


                                                       ANALYSIS OF DEPOSITS
                                                     (in thousands of dollars)

           The average daily deposits for the years ended December 31, 2001, 2000 and 1999, and the average rates paid on those deposits are summarized in the following table:

                                                                2001                     2000                      1999
                                                     ------------------------  ------------------------  ------------------------
                                                       Average      Average      Average      Average      Average      Average
                                                        Daily        Rate         Daily        Rate         Daily        Rate
                                                       Balance       Paid        Balance       Paid        Balance       Paid
                                                     -----------  -----------  -----------  -----------  -----------  -----------

 Demand deposits                                     $   137,011         0.00% $   134,270         0.00% $   120,808         0.00%

 Savings and transaction accounts:
   Regular savings                                        50,513         1.21       53,372         1.68       54,562         1.71
   Interest bearing checking                             230,144         3.24      234,906         4.09      210,890         3.32

 Time deposits:
   Deposits of $100,000 or more                          203,067         5.24      157,040         4.98      150,182         5.30
   Other time deposits                                   211,728         5.27      203,539         6.90      205,114         5.48
                                                     -----------               -----------               -----------

 Total deposits                                      $   832,463         3.59% $   783,127         4.14% $   741,556         3.66%
                                                     ===========               ===========               ===========


           As of December 31, 2001, time certificates of deposit in denominations of $100,000 or more will mature as follows:

 Within three months                                 $    62,054

 Over three months, within six months                     64,913

 Over six months, within twelve months                    10,684

 Over twelve months                                        7,195
                                                     -----------
 Total time certificates of deposit in
   denominations of $100,000 or more                 $   144,846
                                                     ===========

                      QUALITATIVE MARKET RISK DISCLOSURE

         Management's market risk disclosure appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, below, and is incorporated herein by reference in response to this item. The Company's primary market risk exposure is interest rate risk. The Company does not have a material exposure to foreign currency exchange rate risk, does not own any derivative financial instruments and does not maintain a trading portfolio.


                       RETURN ON EQUITY AND OTHER RATIOS

          The rates of return on average daily assets and stockholders' equity, the dividend payout ratio, and the average daily stockholders' equity to average daily assets for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                             2001         2000         1999
                                         -----------  -----------  -----------

Percent of net income to:
  Average daily total assets                    0.90%        0.88%        0.84%

  Average daily stockholders' equity           14.45        16.39        15.08

Percentage of dividends declared per
 common share to basic earnings per
 weighted average number of common
 shares outstanding (5,813,984 shares
  in 2001, 2000 and 1999)                      34.48        32.50        30.77

Percentage of average daily
  stockholders' equity to average
  daily total assets                            6.24         5.38         5.58

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



                                             2001         2000         1999
                                         -----------  -----------  -----------


Outstanding at year end                  $   149,117  $   138,154  $   121,374

Approximate average interest rate at
  year end                                      1.91%        5.37%        4.75%

Highest amount outstanding as of any
  month end during the year              $   160,628  $   143,677  $   143,353

Approximate average outstanding
  during the year                        $   140,277  $   121,267  $   120,950

Approximate average interest rate
  during the year                               3.72%        5.35%        4.76%


         Securities sold under agreement to repurchase include fixed rate, term transactions initiated by the investment department of the Bank, as well as corporate sweep accounts.

ITEM 2. PROPERTIES

         The Company conducts its operations from the following locations:

Branches/Headquarters
Main/Headquarters           202 East Center St.             Warsaw          IN
Warsaw Drive-up             East Center St.                 Warsaw          IN
Akron                       102 East Rochester              Akron           IN
Argos                       100 North Michigan              Argos           IN
Bremen                      1600 Indiana State Road 331     Bremen          IN
Columbia City               601 Countryside Dr.             Columbia City   IN
Concord                     4202 Elkhart Rd.                Goshen          IN
Cromwell                    111 North Jefferson St.         Cromwell        IN
Elkhart Beardsley           864 East Beardsley St.          Elkhart         IN
Elkhart East                22050 State Road 120            Elkhart         IN
Elkhart Hubbard Hill        58404 State Road 19             Elkhart         IN
Elkhart Northwest           1208 North Nappanee St.         Elkhart         IN
Fort Wayne North            302 East DuPont Rd.             Fort Wayne      IN
Fort Wayne Northeast        10411 Maysville Rd.             Fort Wayne      IN
Fort Wayne Southwest        10429 Illinois Rd.              Fort Wayne      IN
Goshen Downtown             102 North Main St.              Goshen          IN
Goshen South                2513 South Main St.             Goshen          IN
Granger                     12830 State Road 23             Granger         IN
Huntington                  1501 North Jefferson St.        Huntington      IN
Kendallville East           631 Professional Way            Kendallville    IN
LaGrange                    901 South Detroit               LaGrange        IN
Ligonier Downtown           222 South Cavin St.             Ligonier        IN
Ligonier South              1470 U.S. Highway 33 South      Ligonier        IN
Medaryville                 Main St.                        Medaryville     IN
Mentone                     202 East Main St.               Mentone         IN
Middlebury                  712 Wayne Ave.                  Middlebury      IN
Milford                     Indiana State Road 15 North     Milford         IN
Mishawaka                   5015 North Main St.             Mishawaka       IN
Nappanee                    202 West Market St.             Nappanee        IN
North Webster               644 North Main St.              North Webster   IN
Pierceton                   202 South First St.             Pierceton       IN
Plymouth                    862 East Jefferson St.          Plymouth        IN
Rochester                   507 East 9th St.                Rochester       IN
Shipshewana                 895 North Van Buren St.         Shipshewana     IN
Silver Lake                 102 Main St.                    Silver Lake     IN
South Bend Northwest        21113 Cleveland Rd.             South Bend      IN
Syracuse                    502 South Huntington            Syracuse        IN
Warsaw East                 3601 Commerce Dr.               Warsaw          IN
Warsaw West                 1221 West Lake St.              Warsaw          IN
Winona Lake                 99 Chestnut St.                 Winona Lake     IN
Winona Lake East            1324 Wooster Rd.                Winona Lake     IN


         The Company leases from third parties the real estate and buildings for its offices in Akron and Milford and the building for its Winona Lake East office. In addition, the Company leases the real estate for its freestanding ATMs. All the other branch facilities are owned by the Company. The Company also owns parking lots in downtown Warsaw for the use and convenience of Company employees and customers, as well as leasehold improvements, equipment, furniture and fixtures necessary to operate the banking facilities.

         In addition, the Company owns buildings at 110 South High St., Warsaw, Indiana, and 114-118 East Market St., Warsaw, Indiana, which it uses for various offices, a building at 113 East Market St., Warsaw, Indiana, which it uses for office and computer facilities, and a building at 109 South Buffalo St., Warsaw, Indiana, which is uses for training and development. The Company also leases from third parties facilities in Warsaw, Indiana, for the storage of supplies and in Elkhart, Indiana, for computer facilities.

         None of the Company's assets are the subject of any material encumbrances.

ITEM 3. LEGAL PROCEEDINGS

         There are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which the Company and the Bank are a party or of which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                                    4th         3rd         2nd         1st
                                  Quarter     Quarter     Quarter     Quarter
                                  -------     -------     -------     -------
2001


Trading range (per share)*
  Low                             $ 15.50     $ 15.10     $ 13.35     $ 11.63
  High                            $ 17.62     $ 17.00     $ 15.87     $ 16.38


Dividends declared (per share)    $  0.15     $  0.15     $  0.15     $  0.15



2000

Trading range (per share)*
  Low                             $ 10.56     $ 10.31     $ 11.25     $ 12.69
  High                            $ 13.13     $ 14.00     $ 14.38     $ 17.88


Dividends declared (per share)    $  0.13     $  0.13     $  0.13     $  0.13


* The trading ranges are the high and low as obtained from the Nasdaq Stock Market.


         In August, 1997, the common stock of the Company and the preferred stock of its wholly-owned subsidiary, Lakeland Trust, began trading on The Nasdaq Stock Market under the symbols LKFN and LKFNP. On December 31, 2001, the Company had approximately 2,000 shareholders of record, including those employees who participate in the Company's 401(k) plan.


ITEM 6. SELECTED FINANCIAL DATA


                                                                     2001         2000         1999         1998         1997
                                                                  -----------  -----------  -----------  -----------  -----------
                                                                          (in thousands except share and per share data)

Interest income                                                   $    76,615  $    80,050  $    69,395  $    63,667  $    52,699

Interest expense                                                       39,201       45,001       37,093       36,091       28,060
                                                                  -----------  -----------  -----------  -----------  -----------

Net interest income  . . . . . . . . . . . . . . . . . . . . . .       37,414       35,049       32,302       27,576       24,639

Provision for loan losses                                               2,225        1,206        1,310          480          269
                                                                  -----------  -----------  -----------  -----------  -----------

Net interest income after provision
  for loan losses                                                      35,189       33,843       30,992       27,096       24,370
Other noninterest income                                               11,393       10,413        9,785        8,819        7,222
Net gain on sale of branches                                              753            0            0            0            0
Net gains on sale of real estate
  mortgages held for sale                                               1,232          504        1,302        1,467          545
Net securities gains (losses)                                             120            0        1,340        1,256          (19)
Noninterest expense                                                   (33,830)     (31,322)     (31,015)     (26,824)     (20,658)
                                                                  -----------  -----------  -----------  -----------  -----------

Income before income tax expense . . . . . . . . . . . . . . . .       14,857       13,438       12,404       11,814       11,460

Income tax expense                                                      4,744        4,116        4,085        3,926        3,920
                                                                  -----------  -----------  -----------  -----------  -----------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    10,113  $     9,322  $     8,319  $     7,888  $     7,540
                                                                  ===========  ===========  ===========  ===========  ===========

Basic weighted average common shares                                5,813,984    5,813,984    5,813,984    5,813,984    5,813,162
                                                                  ===========  ===========  ===========  ===========  ===========
  outstanding*

Basic earnings per common share*                                  $      1.74  $      1.60  $      1.43  $      1.36  $      1.30
                                                                  ===========  ===========  ===========  ===========  ===========

Diluted weighted average common shares                              5,841,196    5,813,999    5,813,992    5,813,984    5,813,162
                                                                  ===========  ===========  ===========  ===========  ===========
  outstanding*

Diluted earnings per common share*                                $      1.73  $      1.60  $      1.43  $      1.36  $      1.30
                                                                  ===========  ===========  ===========  ===========  ===========

Cash dividends declared*                                          $      0.60  $      0.52  $      0.44  $      0.33  $      0.30
                                                                  ===========  ===========  ===========  ===========  ===========

* Adjusted for 2-for-1 stock split on April 30, 1998.


ITEM 6. SELECTED FINANCIAL DATA (continued)

                                                                     2001         2000         1999         1998         1997
                                                                  -----------  -----------  -----------  -----------  -----------
                                                                                           (in thousands)
Balances at December 31:

Total assets                                                      $ 1,137,712  $ 1,149,157  $ 1,039,843  $   978,909  $   796,478

Total deposits                                                    $   793,380  $   845,329  $   748,243  $   739,347  $   612,992

Total short-term borrowings                                       $   232,117  $   200,078  $   195,374  $    35,690  $    84,117

Long-term borrowings                                              $    11,389  $    11,433  $    16,473  $    21,386  $    25,367

Guaranteed preferred beneficial interests in
 Company's subordinated debentures                                $    19,318  $    19,291  $    19,264  $    19,238  $    19,211

Total stockholders' equity                                        $    73,534  $    64,973  $    54,194  $    55,156  $    48,256

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Growth and Expansion

         As of December 31, 2001, the Company had 40 offices serving 11 counties in northern Indiana. The Company added two new offices and sold five existing offices during 2001. Since 1996, the Company has added eighteen new offices through acquisition and internal growth. As a result of the office sales in 2001, total assets decreased 1.0% from $1.149 billion as of December 31, 2000 to $1.138 billion as of December 31, 2001. The Company opened a third office in St. Joseph County in May 2001 and a third office in Allen County in September 2001. The Company intends to open an office in Dekalb County in 2002 and also continues to evaluate additional expansion opportunities. The Company will consider future acquisition and expansion opportunities with an emphasis on markets that it believes would be receptive to its business philosophy of local, independent banking.

         On September 22, 2001, the Company sold five southern market offices to First Farmers Bank and Trust of Converse, Indiana. The offices included in the sale are located in Peru, Greentown, Wabash, Roann, and Logansport, Indiana. Collectively, the offices had approximately $70.2 million in deposits, $24.5 million in loans, $2.7 million in intangible assets, $2.2 million in fixed assets and $0.4 million in vault cash. The sale resulted in a gain of $753,000. Management believes the sale of these non-strategic branches will position the Company to focus on growth opportunities in its core northern markets, which are anchored by the cities of Warsaw, Fort Wayne, Elkhart and South Bend, Indiana.

         The divestiture of five branches resulted in a decrease in assets of $11.4 million, or 1.0% from $1.149 billion in 2000 to $1.138 billion in 2001. Including the sale of the five branches, total loans increased 2.7%, or $19.3 million, from $718.9 million in 2000 to $738.2 million in 2001. Commercial loans increased $47.7 million, or 9.7%, from $489.5 million in 2000 to $537.2 million in 2001. This increase was partially offset by a decrease of $5.4 million, or 9.0%, in mortgage loans and a decrease of $22.9 million, or 12.9%, in consumer loans. These changes reflect the strategy implemented in 2000 to focus on commercial loan growth, as well as somewhat tighter credit standards due to the weaker economic conditions. Total securities decreased $22.0 million, or 7.5%, from $293.6 million in 2000 to $271.6 million in 2001. The decision to decrease the security portfolio was primarily driven by the decrease in deposits from the branch sale. Core deposits, total deposits and securities sold under agreements to repurchase (repurchase agreements) also decreased 4.2%, or $41.0 million, from $983.5 million in 2000 to $942.5 million in 2001 as a result of the branch sale. The primary decrease was in large time deposits, which decreased $35.5 million, or 19.7% from $180.3 million in 2000 to $144.8 million in 2001.

         The Company experienced a $109.3 million, or 10.5%, growth in assets from $1.0 billion in 1999 to $1.1 billion in 2000. The primary increase occurred in total loans, which increased 9.9%, or $65.0 million, from $653.9 million in 1999 to $718.9 million in 2000. Commercial loans grew 16.0% from $422.1 million to $ 489.5 million, an increase of $67.4 million versus 1999. Consumer loans decreased $8.3 million, or 4.5%, versus 1999. During 2000, the Company strategically focused on loan growth in the commercial loan portfolio that historically produces higher returns than the consumer loan portfolio. Mortgage loans increased 12.5%, or $5.9 million, versus 1999 to $52.7 million, reflecting the higher volume of mortgage originations and the Company's decision to retain a higher volume of mortgage loans versus selling the loans in the secondary market. Core deposits, total deposits and securities sold under agreements to repurchase (repurchase agreements) increased $113.9 million, or 13.1%, from $869.6 million in 1999 to $983.5 million in 2000. Large time deposits, which are primarily short-term, increased $54.4 million, or 43.2%, from $125.9 million in 1999 to $180.3 million in 2000. The Company utilized these deposit increases to fund the loan and other asset growth that occurred during 2000.

Liquidity

         Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. Given current prepayment assumptions, the cash flow from the securities portfolio is expected to provide approximately $44.0 million of funding in 2002.

         In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2001, the Company had $110.0 million in Federal Fund lines with correspondent banks and may borrow up to $100 million at the Federal Home Loan Bank of Indianapolis. The Company recorded its securities in the available for sale (AFS) portfolio. Therefore the Company may sell securities to meet funding demands. Management believes that the securities in the AFS portfolio are of high quality and would therefore be marketable. Approximately 85.8% of this portfolio is comprised of U.S. Treasury securities, Federal agency securities or mortgage-backed securities directly or indirectly backed by the Federal government. In addition, the Company has historically sold mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.

         During 2001, cash and cash equivalents decreased $9.9 million from $89.0 million as of December 2000 to $79.1 million as of December 31, 2001. The primary driver of this decrease was the effect of the branch sale. Other uses of funds were purchases of securities, an increase in loans and payments for the branch sale. Purchases of securities totaled $71.7 million. Net loans increased $46.6 million in 2001, which was net of approximately $68.3 million of loans originated and sold during 2001. Payments for the branch sale were $40.2 million. The major sources of funds included proceeds from sales, calls and maturities of securities of $96.5 million and proceeds from the sale of loans of $60.8 million. Lower interest rates created more demand for residential real estate mortgage loans and resulted in an increase in proceeds from the sale of mortgage loans.

         During 2000, cash and cash equivalents increased $25.9 million from $63.1 million to $89.0 million as of December 31, 2000. A $97.1 million increase in deposit balances was the primary driver behind this change. Other sources of funds included proceeds from calls and maturities of securities totaling $38.8 million and proceeds from the sales of loans of $22.5 million. A rising rate environment contributed to a slowing demand for residential real estate mortgage loans and resulted in a decrease in proceeds from the sale of mortgage loans. In addition, the Company did not generate any securities gains in 2000 versus securities gains of $1.3 million in 1999. The major uses of funds included an increase in loans, purchases of securities and fixed asset additions. Loans increased approximately $65.6 million, which was net of approximately $21.4 million of loans originated and sold during 2000. Purchases of securities totaled $54.3 million and purchases of land, premises and equipment were $2.4 million.

         During 1999, cash and cash equivalents increased $1.6 million to $63.1 million as of December 31, 1999. Lower interest rates prevailed in 1999 thereby maintaining a demand for residential real estate loans. Proceeds from the sale of loans were $82.8 million in 1999. Other sources of funds included proceeds from sales, calls and maturities of securities totaling $110.1 million. The sale of loans and securities also contributed $2.6 million to pre-tax income. The major uses of funds included an increase in loans, purchases of securities and fixed asset additions. Net loans increased approximately $115.9 million in 1999, which was net of approximately $79.3 million of loans originated and sold during 1999. Purchases of securities were $65.5 million and fixed asset additions were $3.9 million.

Asset/Liability Management (ALCO) and Securities

         Interest rate risk represents the Company's primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk, does not own any derivative financial instruments and does not maintain a trading portfolio. The Board of Directors annually reviews and approves the ALCO policy used to manage interest rate risk. This policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. Given the Company's mix of interest bearing liabilities and interest bearing assets on December 31, 2001, the net interest margin could be expected to decline in a falling interest rate environment and conversely, to increase in a rising rate environment. During 2001, the Federal Reserve lowered the target for the Federal Funds rate on eleven occasions, decreasing the rate from 6.50% on January 1, 2001 to 1.75% by December 31, 2001, a total of 475 basis points. These actions caused a corresponding decrease in Lake City Bank's prime rate from 9.50% to 4.75%. Due to the asset sensitive nature of the balance sheet, these rate decreases have had an adverse impact on the Company's net interest margin during fiscal 2001. During 2001, the Company took an aggressive position in managing the liability pricing structure in an attempt to optimize the net interest margin in a declining rate environment. The Company utilizes a computer program to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves, as well as other factors. The ALCO committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. Although management does not consider GAP ratios in this planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company's cumulative GAP ratio as of December 31, 2001, for the next 12 months, was a negative 15.9% of earning assets.

         The following tables provide information regarding the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the tables present principal cash flows and related weighted-average interest rates by contractual maturities, as well as the Company's historical experience of the impact of interest-rate fluctuations on the prepayment of residential and home equity loans and mortgage-backed securities. For core deposits such as demand deposits, interest-bearing checking, savings and money market deposits that have no contractual maturity, the tables present principal cash flows and, as applicable, related weighted-average interest rates. These factors are based upon the Company's historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. Weighted-average variable rates are based upon rates existing at the reporting date.


                                                                                  2001
                                                                 Principal/Notional Amount Maturing in:
                                        -----------------------------------------------------------------------------------------
                                                                             (in thousands)
                                        -----------------------------------------------------------------------------------------
                                                                                                                         Fair
                                                                                                                         Value
                                         Year 1     Year 2     Year 3     Year 4     Year 5    Thereafter    Total      12/31/01
                                        ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------
Rate sensitive assets:
  Fixed interest rate loans             $ 117,107  $  79,417  $  81,748  $  27,936  $  31,522  $    9,918  $  347,648  $  355,048
  Average interest rate                      7.65%      8.28%      7.81%      8.21%      7.02%       7.70%       7.82%
  Variable interest rate loans          $ 361,692  $   1,157  $   1,122  $   1,117  $   1,075  $   32,905  $  399,068  $  398,909
  Average interest rate                      5.31%      8.55%      8.08%      7.63%      7.28%       5.60%       5.36%
  Fixed interest rate securities        $  76,546  $  55,842  $  38,120  $  28,114  $  14,178  $   53,811  $  266,611  $  270,297
  Average interest rate                      6.46%      6.41%      6.12%      5.91%      6.46%       5.70%       6.19%
  Variable interest rate securities     $     154  $     154  $     154  $     154  $     154  $      707  $    1,477  $    1,342
  Average interest rate                      4.99%      5.29%      5.29%      5.29%      5.29%       5.35%       5.29%
  Other interest-bearing assets         $   8,904          -          -          -          -           -  $    8,904  $    8,904
  Average interest rate                      1.75%         -          -          -          -           -        1.75%
Rate sensitive liabilities:
  Noninterest bearing checking          $   8,817  $   7,867  $   1,424  $   1,356  $   1,984  $  148,101  $  169,549  $  169,549
  Average interest rate                         -          -          -          -          -           -           -
  Savings & interest bearing checking   $  17,810  $  16,080  $  14,280  $  12,971  $  10,401  $  211,710  $  283,252  $  283,252
  Average interest rate                      1.82%      1.82%      1.82%      1.82%      1.82%       1.52%       1.61%
  Time deposits                         $ 288,527  $  31,211  $  16,732  $   2,963  $     591  $      555  $  340,579  $  343,252
  Average interest rate                      3.58%      4.51%      4.87%      5.40%      4.69%       3.87%       3.75%
  Fixed interest rate borrowings        $ 232,117  $  11,389           -         -          -  $   19,318  $  262,824  $  265,424
  Average interest rate                      2.15%      4.05%          -         -          -        9.26%       2.75%

                                                                                  2000
                                                                 Principal/Notional Amount Maturing in:
                                        -----------------------------------------------------------------------------------------
                                                                             (in thousands)
                                        -----------------------------------------------------------------------------------------
                                                                                                                         Fair
                                                                                                                         Value
                                         Year 1     Year 2     Year 3     Year 4     Year 5    Thereafter    Total      12/31/00
                                        ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------
Rate sensitive assets:
  Fixed interest rate loans             $ 114,061  $  73,736  $  74,395  $  58,977  $  21,153  $   12,893  $  355,215  $  364,107
  Average interest rate                      8.86%      8.77%      8.61%      8.33%      8.70%       8.21%       8.66%
  Variable interest rate loans          $ 318,843  $   1,335  $   1,263  $   1,227  $   1,235  $   39,941  $  363,844  $  362,942
  Average interest rate                      9.75%     14.57%     14.67%     14.81%     14.85%      14.12%      10.29%
  Fixed interest rate securities        $  46,587  $  21,808  $  29,764  $  21,118  $  19,565  $  151,920  $  290,762  $  290,452
  Average interest rate                      5.75%      6.53%      6.22%      6.51%      6.65%       6.46%       6.34%
  Variable interest rate securities     $     314  $     321  $     328  $     337  $     345  $    1,544  $    3,189  $    3,156
  Average interest rate                      6.19%      6.62%      6.59%      6.56%      6.53%       6.58%       6.54%
  Other interest-bearing assets         $   4,311          -          -          -          -           -  $    4,311  $    4,311
  Average interest rate                      6.50%         -          -          -          -           -        5.50%
Rate sensitive liabilities:
  Noninterest bearing checking          $   8,559  $   7,638  $   1,383  $   1,317  $   1,926  $  143,783  $  164,606  $  164,606
  Average interest rate                         -          -          -          -          -           -           -
  Savings & interest bearing checking   $  17,737  $  16,015  $  14,222  $  12,919  $  10,358  $  213,006  $  284,257  $  284,257
  Average interest rate                      4.18%      4.18%      4.18%      4.18%      4.18%       3.58%       3.73%
  Time deposits                         $ 338,762  $  37,820  $  12,117  $   3,762  $   3,126  $      879  $  396,466  $  398,168
  Average interest rate                      6.35%      6.15%      5.89%      5.60%      6.01%       5.54%       6.30%
  Fixed interest rate borrowings        $ 147,978  $  12,100  $   1,433          -          -  $   19,291  $  180,802  $  180,904
  Average interest rate                      5.50%      5.48%      6.15%         -          -        9.00%       5.87%
  Variable interest rate borrowings     $  50,000          -          -          -          -           -  $   50,000  $   50,000
  Average interest rate                      6.60%         -          -          -          -           -        6.60%

         These tables illustrate the Company's growth during 2001 and the effect of the rate cuts during the year. The changes in the balances primarily reflect the growth of the Company's existing offices and the acceptance of the two offices opened during the year offset by the sale of five offices during the year. The increase in loans during 2001 was driven primarily by strong growth in the Company's commercial loan portfolio. The average interest rates show the effect of the 475 basis point reduction in the Bank's prime rate during 2001. The major impact has been in the average interest rate for variable rate loans, which decreased 493 basis points during the year.

         The Company's investment portfolio consists of U.S. Treasuries, agencies, mortgage-backed securities, municipal bonds and corporate bonds. During 2001, purchases in the securities portfolio consisted primarily of mortgage-backed securities. As of December 31, 2001, the Company's investment in mortgage-backed securities represented approximately 79.8% of total securities and consisted of CMOs and mortgage pools issued by GNMA, FNMA and FHLMC. The Federal government backs these securities, directly or indirectly. All mortgage securities purchased by the Company are within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company's investment policy. The Company uses Bloomberg analytics to evaluate and monitor all purchases. As of December 31, 2001, the securities in the AFS portfolio had a two and one-third year average life with approximately 9.6% price depreciation in the event of a 300 basis points upward movement. The portfolio had approximately 2.0% price appreciation in the event of a 300 basis point downward movement in rates. As of December 31, 2001, all mortgage securities were performing in a manner consistent with management's original expectations.

Capital Management

         The Company believes that a strong, aggressively managed capital position is critical to long-term earnings and expansion. Bank regulatory agencies exclude the market value adjustment created by SFAS No. 115 (AFS adjustment) from capital adequacy calculations. Excluding this adjustment from the calculation, the Company had Tier I leverage capital, Tier I risk based capital and Tier II risk based capital ratios of 7.7%, 10.3% and 11.2% as of December 31, 2001. These ratios met or exceeded the FDIC "well-capitalized" minimums of 5.0%, 6.0% and 10.0%.

         The ability to maintain and grow these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders' equity increased by 13.2% to $73.5 million as of December 31, 2001, from $65.0 million as of December 31, 2000. The increase in 2001 resulted from net income of $10.1 million less the following factors: (1) cash dividends of $3.5 million, (2) a favorable change in the AFS adjustment of $2.6 million, net of tax, (3) a negative minimum pension liability adjustment of $441,000, net of tax, and (4) $125,000 for the purchase of treasury stock. This 2001 AFS adjustment reflected a 274 basis point decrease in the two to five year U.S. Treasury rates during 2001. The increase in 2000 resulted from net income of $9.3 million less the following factors: (1) cash dividends of $3.0 million,
(2) a favorable change in the AFS adjustment of $4.6 million, net of tax, and
(3) $123,000 for the purchase of treasury stock. This 2000 AFS adjustment reflected a 250 basis point decrease in two to five year U.S. Treasury rates during 2000. Due to the fact that the securities portfolio is primarily fixed rate, a negative equity adjustment would likely occur if interest rates increased. Management has factored this into the determination of the size of the AFS portfolio to assure that stockholders' equity is adequate under various scenarios.

         Other than those indicated in this management's discussion, management is not aware of any known trends, events or uncertainties that would have a material effect on the Company's liquidity, capital and results of operations. In addition, management is not aware of any regulatory recommendations that, if implemented, would have such an effect.

Allowance for Credit Risk

         At December 31, 2001, the allowance for loan losses was $7.9 million, or 1.08% of total loans outstanding, versus $7.1 million, or 0.99%, of total loans outstanding at December 31, 2000. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the following:

- Management reviews the larger individual loans (primarily in the commercial loan portfolio) for unfavorable collectability factors (including impairment) and assesses the requirement for specific reserves on such credits. For those loans not subject to specific review, management reviews historical loan loss experience and ratios to establish trends in charge-offs by loan category. The ratios of net charge-offs to a particular type of loan enables management to establish probable losses by loan category and thereby establish appropriate reserves for loans that are not specifically reviewed.

- Management reviews the current economic conditions of its lending market to determine the effect by loan category, as well as the effect on the aggregate loan portfolio.

- Management reviews delinquent loan reports to determine risk of loss. High delinquencies are generally indicative of an increase in loan losses.

         As a result of the methodology in determining the adequacy of the allowance for loan losses, the provision for loan losses was $2.2 million in 2001 versus $1.2 million in 2000. The increase in the provision reflected a number of factors as a result of more challenging economic conditions during 2001, including the increase in the size of the loan portfolio, the increase of $799,000 in net charge-offs, the amount of impaired loans and management's overall view on current credit quality. Overall, net loan growth in 2001 was $19.3 million versus $65.0 million in 2000. Impaired loans as of December 31, 2001 and 2000 were $10.0 million and $1.4 million. $2.1 million of the 2001 impaired loan total was included in the total for nonaccrual loans. The impaired loans for 2001 included twelve notes with one borrower totaling $7.5 million. Subsequent to year end, these notes were consolidated as part of a restructuring of the debt into a single, amortizing loan. The borrower was current on all principal and interest under this note, as of the date of this filing. In addition, the Company improved its collateral position by securing collateral totaling approximately $2.0 million of marketable securities supporting the personal guarantee. The Company allocated $1.4 million and $212,000 of the allowance for loan losses to the impaired loans in 2001 and 2000. As of December 31, 2001, loans past due 90 days or more and still accruing were $264,000 (excluding impaired loans) versus $6.8 million as of year end 2000. The decrease in loans past due 90 days or more and still accruing resulted primarily from the customer's refinancing of a $1.4 million loan with another bank, and the refinancing of terms of a $4.8 million loan. As of December 31, 2001, nonaccrual loans were $2,234,000 versus $206,000 as of year end 2000. The increase in nonaccrual loans resulted from the inclusion of four commercial loans totaling $2.1 million.

         Overall, the trend in non-performing loans reflects the weakening economic conditions in some of the Company's markets, as well as the general economic weakness prevalent throughout much of the country. The Company believes that its overall expansion strategy has employed a credit risk management approach that promotes diversification and therefore creates a balanced portfolio with appropriate risk parameters.

         The Company has experienced growth in total loans over the last three years of $199.7 million, or 37.1%. The concentration of this loan growth was in the commercial loan portfolio. Commercial loans comprised 64.8%, 61.3% and 57.4% of the total loan portfolio at December 31, 2001, 2000 and 1999. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and geography. Management believes that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to loan growth described above and current economic conditions.

Inflation

         The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index ("CPI") coincides with changes in interest rates. The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding affect on interest rates or upon the cost of those goods and services normally purchased by the Company. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds. In other years, the reverse situation may occur.

RESULTS OF OPERATIONS

2001 versus 2000

         The Company reported record net income of $10.1 million in 2001, an increase of $791,000, or 8.5% versus net income of $9.3 million in 2000. Net interest income increased $2.4 million, or 6.8%, to $37.4 million versus $35.0 million in 2000. Interest income decreased $3.4 million, or 4.3%, from $80.1 million in 2000 to $76.6 million in 2001. The decrease occurred as a result of a 475 basis point reduction in the Bank's prime rate, which was driven by corresponding cuts by the Federal Reserve Bank during 2001. Interest expense decreased $5.8 million, or 12.9%, from $45.0 million in 2000 to $39.2 million in 2001. The Company had a net interest margin of 3.71% in 2001 versus 3.73% in 2000. Average earning assets increased by $68.4 million to $1.0 billion in 2001 versus $965.5 million in 2000. The primary driver was a $50.6 million increase in the average daily loan balance. Deposits increased to fund the loan growth during 2001, driven primarily by a $54.2 million increase in the average daily time deposit balance. The Company believes that the growth in the loan portfolio will continue in conjunction with the strategic focus on commercial lending and the general expansion of the geographical markets the Company serves.

         Nonaccrual loans were $2.2 million, or 0.30% of total loans at year end versus $206,000, or 0.03% of total loans at the end of 2000. There were six relationships totaling $10.0 million classified as impaired as of December 31, 2001 versus one impaired loan totaling $1.4 million at the end of 2000. One borrower represents $7.5 million of this amount in 2001. Subsequent to year end, these notes were consolidated as part of a restructuring of the debt into a single, amortizing loan. The borrower was current on all principal and interest under this note, as of the date of this filing. In addition, the Company improved its collateral position by securing collateral totaling approximately $2.0 million of marketable securities supporting the personal guarantee. Net charge-offs were $1.4 million, or 0.19%, of average daily loans in 2001 versus $604,000, or 0.09%, of average daily loans in 2000. The provision for loan loss expense was $2.2 million in 2001, resulting in an allowance for loan losses at December 31, 2001 of $7.9 million, which represented 1.08% of the loan portfolio, versus $7.1 million in 2000, or 0.99%, of the loan portfolio. The higher provision in 2001 versus 2000 was attributable to a number of factors, but was primarily a result of the more challenging economic conditions during 2001 and the resulting impact on asset quality. The Company's management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

         Noninterest income was $13.5 million in 2001 versus $10.9 million in 2000, an increase of $2.6 million, or 23.6%. The largest contributor to the increase was a one-time gain of $753,000 relating to the sale of five non-strategic branches in 2001. The increase in noninterest income was also reflective of the falling rate environment which encouraged new mortgage and mortgage refinancing activity. The increased mortgage activity resulted in a rise in the gains on sale of mortgages, which were $1.2 million versus $504,000 in 2000, an increase of 144.4%. Trust and brokerage fees increased $515,000, or 24.1%, to $2.6 million versus $2.1 million in 2000, driven by fees of approximately $156,000 related to the sale of several annuity accounts. This portion of the increase may be non-recurring.

         Noninterest expense increased 8.0% from $31.3 million in 2000 to $33.8 million in 2001. Salaries and wages, exclusive of the $500,000 pension plan curtailment gain in 2000, increased $897,000, or 5.5%, to $17.3 million in 2001 versus $16.4 million in 2000. This increase was attributable to normal salary increases. Other expense increased $1.3 million, or 12.8%, to $11.6 million in 2001 driven by costs associated with the Bank's compliance with new regulations regarding its privacy policy, as well as increases in professional fees and losses related to robberies during the year. Net occupancy expense and equipment costs decreased from $5.1 million in 2000 to $4.9 million in 2001 as a result of the sale of five non-strategic branches during the second half of 2001.

         As a result of these factors, income before income tax expense increased $1.4 million, or 10.6%, from $13.4 million in 2000 to $14.9 million in 2001. Income tax expense was $4.7 million in 2001 versus $4.1 million in 2000. Income tax as a percentage of income before tax was 31.9% in 2001 versus 30.6% in 2000. The increase in income tax as a percentage of income before tax resulted primarily from higher state franchise tax expense. Net income increased $791,000, or 8.5%, to $10.1 million in 2001 versus $9.3 million in 2000. Basic earnings per share in 2001 were $1.74, an increase of 8.8% versus $1.60 in 2000. The Company's net income performance represented a 15.5% return on January 1, 2001, stockholders' equity (excluding the equity adjustment related to SFAS No. 115) versus 15.8% in 2000. The net income performance resulted in a 0.90% return on average daily assets in 2001 versus 0.88% in 2000.

2000 versus 1999

         The Company reported net income of $9.3 million in 2000, an increase of $1.0 million, or 12.1% versus net income of $8.3 million in 1999. The increase resulted in part from a $109.3 million, or 10.5% growth in assets from $1.0 billion in 1999 to $1.1 billion in 2000. The primary increase occurred in total loans, which increased 9.9%, or $65.0 million, from $653.9 million in 1999 to $718.9 million in 2000.

         Net interest income increased $2.7 million, or 8.5%, to $35.0 million versus $32.3 million in 1999. Interest income increased $10.7 million, or 15.4%, from $69.4 million in 1999 to $80.1 million in 2000. The increase occurred as a result of earning asset growth of $86.4 million, or 9.4%, from $923.4 million in 1999 to over $1.0 billion in 2000. In addition, an overall increase in interest rates that began at the end of 1999 and continued during the first half of 2000 contributed to the increase in interest income. The Company had a net interest margin of 3.73% in 2000 versus 3.70% in 1999. Interest expense increased $7.9 million to $45.0 million, an increase of 21.3% versus $37.1 million in 1999. Deposits increased to fund the loan growth during 2000, driven primarily by an increase in time deposits. Increases in noninterest bearing demand deposits of $28.0 million and Investor's Weekly accounts of $9.2 million versus 1999 also contributed to the funding of loan growth in 2000. The growth in relationship type accounts was a core funding strategy of the Company during 1999 and 2000.
         The Company maintained strong asset quality in 2000. Nonaccrual loans were $206,000, or 0.03% of total loans versus $ 329,000, or 0.05% of total loans in 1999. There was one loan of $1.4 million classified as impaired in 2000 and one loan of $246,000 classified as impaired in 1999. Net charge-offs were $604,000, or 0.09% of average daily loans in 2000 versus $298,000, or 0.05% of average daily loans in 1999. The provision for loan loss expense was $1.2 million in 2000, resulting in an allowance for loan losses at December 31, 2000 of $7.1 million, which represented 0.99% of the loan portfolio versus $6.5 million in 1999, or 1.00% of the loan portfolio. The lower provision in 2000 versus 1999 was attributable to a number of factors, but was primarily a result of slower loan growth during 2000. The Company's management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

         Noninterest income was $10.4 million in 2000 versus $12.0 million in 1999, a decrease of $1.6 million, or 13.2%. The largest contributor to the decrease was the absence of security gains in 2000 versus gains of $1.3 million in 1999. The decrease in noninterest income was also reflective of the rising rate environment which slowed new mortgage and mortgage refinancing activity. The reduction in mortgage activity resulted in a decrease in the gains on sale of mortgages, which were $504,000, a reduction of 61.3% versus $1.3 million in 1999. Trust and brokerage fees increased $401,000, or 23.2%, to $2.1 million versus $1.7 million in 1999.

         Noninterest expense increased less than 1.0% from $30.5 million in 1999 to $30.8 million in 2000. Various increases in noninterest expense categories were offset by a $500,000 gain that resulted from the Company's curtailment of the pension plan in the second quarter of 2000. Salaries and wages, exclusive of the pension plan curtailment gain, increased $516,000, or 3.2%, to $16.4 million in 2000 versus $15.9 million in 1999. This increase was attributable to normal salary increases, staff additions and significantly increased health care costs. Other expense increased $447,000, or 4.8%, to $9.8 million in 2000 driven by an increase in professional fees. The increase in professional fees was primarily due to expenses incurred with outside financial and legal advisors related to the pension plan curtailment and changes to employee benefit plans in 2000. Net occupancy expense and equipment costs decreased from $5.3 million in 1999 to $5.1 million in 2000 as a result of the sale of two branch offices and related equipment during 2000.

         As a result of these factors, income before income tax expense increased $1.0 million, or 8.3%, from $12.4 million in 1999 to $13.4 million in 2000. Income tax expense was $4.1 million in both 2000 and 1999. Income tax as a percentage of income before tax was 30.6% in 2000 versus 32.9% in 1999. The decrease in income tax as a percentage of income before tax resulted from the implementation of various tax strategies in 2000 and late 1999. Net income increased $1.0 million, or 12.1%, to $9.3 million in 2000 versus $8.3 million in 1999. Basic earnings per share in 2000 were $1.60, an increase of 11.9% versus $1.43 in 1999. The Company's net income performance represented a 15.8% return on January 1, 2000, stockholders' equity (excluding the equity adjustment related to SFAS No. 115) versus 15.6% in 1999. The net income performance resulted in a 0.88% return on average daily assets in 2000 versus 0.84% in 1999.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures about market risk appear under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, above, and is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
---------------------------------------------------------------------------------------------------------------------------------
December 31                                                                                                2001          2000
                                                                                                       ------------  ------------
ASSETS
Cash and due from banks                                                                                $     70,219  $     84,682
Short-term investments                                                                                        8,904         4,311
                                                                                                       ------------  ------------
  Total cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        79,123        88,993

Securities available for sale (carried at fair value)                                                       271,639       293,608
Real estate mortgages held for sale                                                                           8,493           183

Total loans                                                                                                 738,223       718,876
Less allowance for loan losses                                                                                7,946         7,124
                                                                                                       ------------  ------------
  Net loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       730,277       711,752

Land, premises and equipment, net                                                                            24,252        27,297
Accrued income receivable                                                                                     5,441         6,744
Intangible assets                                                                                             6,161         9,624
Other assets                                                                                                 12,326        10,956
                                                                                                       ------------  ------------

  Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,137,712  $  1,149,157
                                                                                                       ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits                                                                           $    169,549  $    164,606
Interest bearing deposits                                                                                   623,831       680,723
                                                                                                       ------------  ------------
  Total deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       793,380       845,329

Short-term borrowings
  Federal funds purchased                                                                                    49,000         8,250
  Securities sold under agreements to repurchase                                                            149,117       138,154
  U.S. Treasury demand notes                                                                                  4,000         3,674
  Other short-term borrowings                                                                                30,000        50,000
                                                                                                       ------------  ------------
    Total short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       232,117       200,078

Accrued expenses payable                                                                                      6,131         6,684
Other liabilities                                                                                             1,843         1,369
Long-term borrowings                                                                                         11,389        11,433
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                                                          19,318        19,291
                                                                                                       ------------  ------------
    Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,064,178     1,084,184

Commitments, off-balance sheet risks and contingencies

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value,
 5,813,984 shares issued, 5,775,632 outstanding as of December 31, 2001;
 5,813,984 shares issued, 5,784,105 outstanding as of December 31, 2000                                       1,453         1,453
Additional paid-in capital                                                                                    8,537         8,537
Retained earnings                                                                                            62,378        55,734
Accumulated other comprehensive income (loss)                                                                 1,835          (207)
Treasury stock, at cost (2001 - 38,352 shares, 2000 - 29,879 shares)                                           (669)         (544)
                                                                                                       ------------  ------------
  Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        73,534        64,973
                                                                                                       ------------  ------------
    Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,137,712  $  1,149,157
                                                                                                       ============  ============

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME (in thousands except share and per share data)
---------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                                       2001          2000          1999
                                                                                         ------------  ------------  ------------
NET INTEREST INCOME
Interest and fees on loans
  Taxable                                                                                $     58,348  $     61,554  $     51,602
  Tax-exempt                                                                                      138           142           182
Interest and dividends on securities
  Taxable                                                                                      15,874        16,150        14,888
  Tax-exempt                                                                                    1,770         1,782         2,448
Interest on short-term investments                                                                485           422           275
                                                                                         ------------  ------------  ------------
    Total interest income                                                                      76,615        80,050        69,395

Interest on deposits                                                                           29,850        32,395        27,153
Interest on borrowings
  Short-term                                                                                    6,904        10,083         7,139
  Long-term                                                                                     2,447         2,523         2,801
                                                                                         ------------  ------------  ------------
    Total interest expense                                                                     39,201        45,001        37,093
                                                                                         ------------  ------------  ------------

NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        37,414        35,049        32,302

Provision for loan losses                                                                       2,225         1,206         1,310
                                                                                         ------------  ------------  ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES . . . . . . . . . . . . . . . . . .        35,189        33,843        30,992

NONINTEREST INCOME
Trust and brokerage income                                                                      2,648         2,133         1,732
Service charges on deposits                                                                     4,988         4,423         4,321
Other income                                                                                    3,757         3,857         3,732
Net gain on sale of branches                                                                      753             0             0
Net gains on the sale of loans held for sale                                                    1,232           504         1,302
Net securities gains                                                                              120             0         1,340
                                                                                         ------------  ------------  ------------
  Total noninterest income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,498        10,917        12,427

NONINTEREST EXPENSE
Salaries and employee benefits                                                                 17,324        15,927        15,911
Net occupancy expense                                                                           2,080         2,095         2,148
Equipment costs                                                                                 2,801         2,991         3,167
Other expense                                                                                  11,625        10,309         9,789
                                                                                         ------------  ------------  ------------
  Total noninterest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        33,830        31,322        31,015
                                                                                         ------------  ------------  ------------
INCOME BEFORE INCOME TAX EXPENSE                                                               14,857        13,438        12,404

Income tax expense                                                                              4,744         4,116         4,085
                                                                                         ------------  ------------  ------------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     10,113  $      9,322  $      8,319
                                                                                         ============  ============  ============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                            5,813,984     5,813,984     5,813,984
                                                                                         ============  ============  ============
BASIC EARNINGS PER COMMON SHARE                                                          $       1.74  $       1.60  $       1.43
                                                                                         ============  ============  ============
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                          5,841,196     5,813,999     5,813,992
                                                                                         ============  ============  ============
DILUTED EARNINGS PER COMMON SHARE                                                        $       1.73  $       1.60  $       1.43
                                                                                         ============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands except share and per share data)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                                            Additional                     Other                       Total
                                                Common       Paid-in       Retained    Comprehensive    Treasury    Stockholders'
                                                Stock        Capital       Earnings    Income (Loss)     Stock         Equity
                                             ------------  ------------  ------------  -------------  ------------  -------------

Balance at January 1, 1999                   $      1,453  $      8,537  $     43,652  $       1,848  $       (334) $      55,156

Comprehensive income:
  Net Income                                                                    8,319                                       8,319
  Unrealized gain/(loss) on
    available-for-sale securities
    arising during the period                                                                 (5,836)                      (5,836)
  Reclassification adjustments
    for accumulated (gains)
    losses included in net income                                                               (809)                        (809)
      Comprehensive income (net of                                                                                  -------------
        taxes of $(4,359))                                                                                                  1,674
  Cash dividends declared, $.44
    per share                                                                  (2,549)                                     (2,549)
  Acquisition of treasury stock                                                                                (87)           (87)
                                             ------------  ------------  ------------  -------------  ------------  -------------
Balance at December 31, 1999                        1,453         8,537        49,422         (4,797)         (421)        54,194

Comprehensive income:
  Net Income                                                                    9,322                                       9,322
  Unrealized gain/(loss) on
    available-for-sale securities
    arising during the period                                                                  4,590                        4,590
  Reclassification adjustments
    for accumulated (gains)
    losses included in net income                                                                  0                            0
      Comprehensive income (net of                                                                                  -------------
        taxes of $3,011)                                                                                                   13,912
  Cash dividends declared, $.52
    per share                                                                  (3,010)                                     (3,010)
  Acquisition of treasury stock                                                                               (123)          (123)
                                             ------------  ------------  ------------  -------------  ------------  -------------
Balance at December 31, 2000                        1,453         8,537        55,734           (207)         (544)        64,973

Comprehensive income:
  Net Income                                                                   10,113                                      10,113
  Unrealized gain/(loss) on
    available-for-sale securities
    arising during the period                                                                  2,556                        2,556
  Reclassification adjustments
    for accumulated (gains)
    losses included in net income                                                                (73)                         (73)
      Net securities gain/(loss)                                                       -------------                -------------
        activity during the period
        (net of taxes of $1,411)                                                               2,483                        2,483
  Minimum pension liability adjustment
    (net of taxes of $(290))                                                                    (441)                        (441)
                                                                                                                    -------------
       Comprehensive income                                                                                                12,155
  Cash dividends declared, $.60
    per share                                                                  (3,469)                                     (3,469)
  Acquisition of treasury stock                                                                               (125)          (125)
                                             ------------  ------------  ------------  -------------  ------------  -------------
Balance at December 31, 2001                 $      1,453  $      8,537  $     62,378  $       1,835  $       (669) $      73,534
                                             ============  ============  ============  =============  ============  =============

The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
---------------------------------------------------------------------------------------------------------------------------------
  Year Ended December 31                                                                     2001          2000          1999
                                                                                         ------------  ------------  ------------
  Cash flows from operating activities:
    Net income                                                                           $     10,113  $      9,322  $      8,319
    Adjustments to reconcile net income to net cash from operating activities:
      Depreciation                                                                              2,338         2,429         2,373
      Provision for loan losses                                                                 2,225         1,206         1,310
      Pension plan curtailment gain                                                                 0          (500)            0
      Amortization of intangible assets                                                           825           925           957
      Amortization of loan servicing rights                                                       307           233           265
      Net impairment of loan servicing rights                                                     388             0             0
      Loans originated for sale                                                               (68,306)      (21,430)      (79,276)
      Net gain on sale of loans                                                                (1,232)         (504)       (1,302)
      Proceeds from sale of loans                                                              60,833        22,420        82,796
      Net (gain) loss on sale of premises and equipment                                           (14)            0            26
      Net (gain) on sale of branches                                                             (753)            0             0
      Net gain on sale of securities available for sale                                          (120)            0        (1,340)
      Net securities amortization                                                               1,131           970         1,935
      Increase (decrease) in taxes payable                                                       (601)         (491)        1,078
      (Increase) decrease in income receivable                                                  1,303        (1,324)          249
      Increase (decrease) in accrued expenses payable                                          (2,291)        2,275           (14)
      (Increase) decrease in other assets                                                         192          (153)       (1,789)
      Increase (decrease) in other liabilities                                                    474          (166)          (54)
                                                                                         ------------  ------------  ------------
        Total adjustments                                                                      (3,301)        5,890         7,214
                                                                                         ------------  ------------  ------------
          Net cash from operating activities . . . . . . . . . . . . . . . . . . . . . .        6,812        15,212        15,533

  Cash flows from investing activities:
    Proceeds from sale of securities available for sale                                        18,450             0        44,428
    Proceeds from maturities, calls and principal paydowns of
      securities available for sale                                                            78,067        38,750        65,695
    Purchases of securities available for sale                                                (71,665)      (54,306)      (65,485)
    Net increase in total loans                                                               (46,643)      (65,582)     (115,885)
    Proceeds from sales of land, premises and equipment                                             0           436            82
    Purchases of land, premises and equipment                                                  (1,476)       (2,354)       (3,919)
    Net payments from branch divestitures                                                     (40,233)            0             0
                                                                                         ------------  ------------  ------------
      Net cash from investing activities . . . . . . . . . . . . . . . . . . . . . . . .      (63,500)      (83,056)      (75,084)

  Cash flows from financing activities:

    Net increase in total deposits                                                             18,300        97,086         8,896
    Proceeds from short-term borrowings                                                    32,481,163    24,058,107    21,877,999
    Payments on short-term borrowings                                                     (32,449,124)  (24,053,403)  (21,818,315)
    Proceeds from long-term borrowings                                                              0             0         5,124
    Payments on long-term borrowings                                                              (44)       (5,040)      (10,037)
    Dividends paid                                                                             (3,352)       (2,894)       (2,433)
    Purchase of treasury stock                                                                   (125)         (123)          (87)
                                                                                         ------------  ------------  ------------
      Net cash from financing activities . . . . . . . . . . . . . . . . . . . . . . . .       46,818        93,733        61,147
                                                                                         ------------  ------------  ------------
  Net increase in cash and cash equivalents                                                    (9,870)       25,889         1,596
  Cash and cash equivalents at beginning of the year                                           88,993        63,104        61,508
                                                                                         ------------  ------------  ------------
  Cash and cash equivalents at end of year . . . . . . . . . . . . . . . . . . . . . . . $     79,123  $     88,993  $     63,104
                                                                                         ============  ============  ============
  Cash paid during the year for:
    Interest                                                                             $     40,963  $     43,351  $     37,459
    Income taxes                                                                         $      5,345  $      4,605  $      4,139
  Loans transferred to other real estate                                                 $      1,435  $          0  $        185

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:

         The consolidated financial statements include Lakeland Financial Corporation and its wholly-owned subsidiaries, Lake City Bank and Lakeland Capital Trust, together referred to as (the "Company"). Also included in the consolidated financial statements is LCB Investments Limited, a wholly-owned subsidiary of Lake City Bank. All intercompany transactions and balances are eliminated in consolidation.

         The Company provides financial services through its subsidiary, Lake City Bank (the "Bank"), a full-service commercial bank with 40 branch offices in eleven counties in northern Indiana. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are commercial, consumer and residential mortgage loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets and real estate. Commercial loans are generally expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. Other financial instruments, which represent potential concentrations of credit risk, include deposit accounts in other financial institutions.

Use of Estimates:

         To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, the fair values of financial instruments, and the fair value of loan servicing rights are particularly subject to change.

Cash Flows:

         Cash and cash equivalents includes cash, demand deposits in other financial institutions and short-term investments with maturities of 90 days or less. Cash flows are reported net for customer loan and deposit transactions.

Securities:

         Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss). Trading securities are bought for sale in the near term and are carried at fair value, with changes in unrealized holding gains and losses included in income. Federal Home Loan Bank Stock is carried at cost in other assets. Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.

         Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

         The Company does not have any derivative instruments nor does the Company participate in any hedging activities.

Loans:

         Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market on an aggregate basis.

         Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt and the loan is placed on non-accrual. All unpaid accrued interest is reversed and interest income is subsequently recorded only to the extent cash payments are received. Accrual status is resumed when all contractually due payments are brought current and future payments are reasonably assured.

Allowance for Loan Losses:

         The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as future events change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.

         A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Foreclosed Assets:

         Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

 Land, Premises and Equipment:

         Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on both straight-line and accelerated methods over the useful lives of the assets. Long-term assets are reviewed for impairment when events indicate the carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

Loan Servicing Rights:

         Loan servicing rights are recognized as assets for the allocated value of retained servicing rights on loans sold. Loan servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.

Intangibles:

         Purchased intangible assets, primarily goodwill and core deposit value, are recorded at cost and amortized over the estimated life. Goodwill amortization is straight-line over 15 years, and core deposit amortization is accelerated over 12 years. Goodwill is reported net of accumulated amortization of $2,605,000 and $1,997,000 at year end 2001 and 2000. Core deposits are reported net of accumulated amortization of $985,000 and $792,000.

Repurchase Agreements:

         Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Benefit Plans:

         A noncontributory defined benefit pension plan covers substantially all employees. Funding of the plan equals or exceeds the minimum funding requirement determined by the actuary. The projected unit credit cost method is used to determine expense. Benefits are based on years of service and compensation levels. Effective April 1, 2000, the defined benefit pension plan was frozen. The Company maintains a directors' deferred compensation plan. A participant can elect to receive a return based on the Company's investment in a certificate of deposit or tied to the performance of the Company's stock for their contribution. For participants electing a return tied to the performance of the Company's stock, the Company acquires shares on the open market and records such shares as treasury stock.

Stock Compensation:

         At the inception of the Lakeland Financial Corporation Stock Option Plan, there were 600,000 shares of common stock reserved for grants of stock options to employees of Lakeland Financial Corporation, its subsidiaries and Board of Directors. As of December 31, 2001, 550,345 options had been granted and 49,655 were available for future grants. These are accounted for under APB No. 25. Employee compensation expense under the stock option plan is reported if options are granted below market price at grant date. The Company has not made any such grants. Pro forma disclosures of net income and earnings per share are shown using the fair value method to measure expense for options granted using an option pricing model to estimate fair value.

Income Taxes:

         An annual consolidated federal income tax return is filed by the Company. Income tax expense is recorded based on the amount of taxes due on its tax return plus deferred taxes computed based upon the expected future tax consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Financial Instruments:

         Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Earnings Per Common Share:

         Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares outstanding for the Stockholders' Equity section of the Balance Sheet for 2001 and 2000 reflect the acquisition of 38,352 and 29,879 shares, respectively of Lakeland Financial Corporation common stock that have been purchased under the directors' deferred compensation plan described above. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

Comprehensive Income:

         Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale during the year and minimum pension liability adjustments, which are also recognized as separate components of equity.

Loss Contingencies:

         Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash:

         The Company was required to have $1,740,000 and $50,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2001 and 2000. These balances do not earn interest.

Dividend Restriction:

         Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to its shareholders.

Fair Value of Financial Instruments:

         Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Derivatives:

         All derivative instruments are required to be recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in income currently. For all periods presented, there were no derivative instruments.

Industry Segments:

         While the Company's chief decision-makers monitor the revenue streams of the various Company products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications:

         Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net income or stockholders' equity as previously reported.

New Accounting Pronouncements:

         A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas unidentified intangible assets resulting from business combinations, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 will not have a material effect on the Company's financial statements.

NOTE 2 - SECURITIES

         Information related to the fair value of securities available for sale and the total gains and losses for securities with net gains and losses in accumulated other comprehensive income (loss) at December 31 is provided in the table below.

                                                                                            Gross         Gross
                                                                                            Fair        Unrealized    Unrealized
                                                                                            Value         Gains         Losses
                                                                                         ------------  ------------  ------------
                                                                                                      (in thousands)
 2001
 ----
   U.S. Treasury securities                                                              $      7,866  $        236  $          0
   U.S. Government agencies                                                                    11,574            46             0
   Mortgage-backed securities                                                                 216,654         4,732        (1,132)
   State and municipal securities                                                              29,663           146          (568)
   Other debt securities                                                                        5,882           107           (16)
                                                                                         ------------  ------------  ------------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    271,639  $      5,267  $     (1,716)
                                                                                         ============  ============  ============

 2000
 ----
   U.S. Treasury securities                                                              $     38,066  $       212  $       (183)
   U.S. Government agencies                                                                     6,550            0          (122)
   Mortgage-backed securities                                                                 207,594        1,809        (1,714)
   State and municipal securities                                                              35,430          214          (200)
   Other debt securities                                                                        5,968            9          (368)
                                                                                         ------------  -----------  ------------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    293,608  $     2,244  $     (2,587)
                                                                                         ============  ===========  ============

         Information regarding the fair value of available for sale debt securities by maturity as of December 31, 2001 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

                                                                    Fair
                                                                    Value
                                                                 ------------
                                                                (in thousands)

Due in one year or less                                          $      4,588
Due after one year through five years                                  18,532
Due after five years through ten years                                  1,855
Due after ten years                                                    30,010
                                                                 ------------
  Total contractual maturity securities                                54,985
Mortgage-backed securities                                            216,654
                                                                 ------------
  Total debt securities . . . . . . . . . . . . . . . . . . . .  $    271,639
                                                                 ============

         Security proceeds, gross gains and gross losses for 2001, 2000 and 1999 were as follows:

                                         2001          2000          1999
                                     ------------  ------------  ------------
                                                  (in thousands)
Sales and calls of securities
  available for sale:

  Proceeds                           $     20,805  $        807  $     46,350
  Gross gains                                 310             0         1,340
  Gross losses                                190             0             0

         Securities with carrying values of $205,427,000 and $282,955,000 were pledged as of December 31, 2001 and 2000, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law.

NOTE 3 - LOANS

         Total loans outstanding as of year-end consisted of the following:


                                                       2001          2000
                                                   ------------  ------------
                                                         (in thousands)
Commercial and industrial loans                    $    478,288  $    440,941
Agri-business and agricultural loans                     58,901        48,558
Real estate mortgage loans                               44,898        49,104
Real estate construction loans                            2,354         3,627
Installment loans and credit cards                      153,782       176,646
                                                   ------------  ------------
  Total loans . . . . . . . . . . . . . . . . . .  $    738,223  $    718,876
                                                   ============  ============

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

         The following is an analysis of the allowance for loan losses for 2001, 2000 and 1999:

                                                                                             2001          2000          1999
                                                                                         ------------  ------------  ------------
                                                                                                      (in thousands)
Balance, January 1                                                                       $      7,124  $      6,522  $      5,510
Provision for loan losses                                                                       2,225         1,206         1,310
Loans charged-off                                                                               1,540           748           435
Recoveries                                                                                        137           144           137
                                                                                         ------------  ------------  ------------
  Net loans charged-off                                                                         1,403           604           298
                                                                                         ------------  ------------  ------------
Balance, December 31 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      7,946  $      7,124  $      6,522
                                                                                         ============  ============  ============

Nonaccrual loans                                                                         $      2,234  $        206  $        329
Interest not recorded on nonaccrual loans                                                $        142  $         24  $         26
Loans renegotiated as troubled debt restructuring                                        $          0  $      1,127  $      1,179
Interest income recognized on troubled debt restructuring                                $         70  $        106  $         95
Impaired loans                                                                           $     10,008  $      1,413  $        246
Loans past due over 90 days and still accruing
  (excluding impaired loans)                                                             $        264  $      6,791  $        171

         Impaired loans were as follows:
                                                                                                           2001          2000
                                                                                                       ------------  ------------
                                                                                                             (in thousands)
Year-end loans with no allocated allowance for loan losses                                             $          0  $          0
Year-end loans with allocated allowance for loan losses                                                      10,008         1,413
                                                                                                       ------------  ------------
  Total                                                                                                $     10,008  $      1,413
                                                                                                       ============  ============

Amount of the allowance for loan losses allocated                                                      $      1,471  $        212

                                                                                             2001          2000          1999
                                                                                         ------------  ------------  ------------
                                                                                                      (in thousands)
Average of impaired loans during the year                                                $      2,136  $        776  $          7
Interest income recognized during impairment                                                      340           101             0
Cash-basis interest income recognized                                                              42            50             0

         The Company is not committed to lend additional funds to debtors whose loans have been modified. $2,062,000 of the 2001 impaired loan total was included in the total for nonaccrual loans. The impaired loans for 2001 include twelve notes by one borrower totaling $7,460,000. Subsequent to year end, these notes were consolidated as part of a restructuring of the debt into a single, amortizing loan. The borrower was current on all principal and interest under this note. In addition, the Company improved its collateral position by securing collateral totaling approximately $2,000,000 of marketable securities supporting the personal guarantee. The impaired loan in 1999 was included in the total for nonaccrual loans. The decrease in loans past due 90 days or more and still accruing resulted primarily from the customer's refinancing of a $1,404,000 loan with another bank and the refinancing of terms of a $4,800,000 loan.

NOTE 5 - SECONDARY MORTGAGE MARKET ACTIVITIES

         Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $149,197,000 and $150,875,000 at December 31, 2001 and 2000.
Net loan servicing income was $82,000, $147,000 and $57,000 for 2001, 2000 and 1999. Information on loan servicing rights follows:

Loan servicing rights:                                 2001          2000
                                                   ------------  ------------
                                                         (in thousands)
Beginning of year                                  $      1,419  $      1,459
Originations                                                395           193
Amortization                                               (307)         (233)
                                                   ------------  ------------
  End of year . . . . . . . . . . . . . . . . . .  $      1,507  $      1,419
                                                   ============  ============

Valuation allowance:                                   2001          2000
                                                   ------------  ------------
                                                         (in thousands)
Beginning of year                                  $          0 $           0
Additions expensed                                          705             0
Reductions credited to expense                             (317)            0
                                                   ------------  ------------
  End of year . . . . . . . . . . . . . . . . . .  $        388  $          0
                                                   ============  ============

NOTE 6 - LAND, PREMISES AND EQUIPMENT, NET

         Land, premises and equipment and related accumulated depreciation were as follows at December 31:

                                                       2001          2000
                                                   ------------  ------------
                                                         (in thousands)
Land                                               $      7,467  $      6,989
Premises                                                 18,721        21,060
Equipment                                                13,601        13,902
                                                   ------------  ------------
  Total cost . . . . . . . . . . . . . . . . . . .       39,789        41,951
Less accumulated depreciation                            15,537        14,654
                                                   ------------  ------------
  Land, premises and equipment, net  . . . . . . . $     24,252  $     27,297
                                                   ============  ============

NOTE 7 - DEPOSITS

         The aggregate amount of time deposits, each with a minimum denomination of $100,000, was approximately $144,846,000 and $180,299,000 at December 31, 2001 and 2000.

         At December 31, 2001, the scheduled maturities of time deposits were as follows:

                                                                    Amount
                                                                 ------------
                                                                (in thousands)
Maturing in 2002                                                 $    288,527
Maturing in 2003                                                       31,211
Maturing in 2004                                                       16,732
Maturing in 2005                                                        2,963
Maturing in 2006                                                          591
Thereafter                                                                555
                                                                 ------------
  Total time deposits . . . . . . . . . . . . . . . . . . . . .  $    340,579
                                                                 ============

NOTE 8 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase ("repo accounts") represent collateralized borrowings with customers located primarily within the Company's service area. Repo accounts are not covered by federal deposit insurance and are secured by securities owned. Information on these liabilities and the related collateral for 2001 and 2000 is as follows:

                                                                                                           2001          2000
                                                                                                       ------------  ------------
                                                                                                             (in thousands)

Average balance during the year                                                                        $    140,277  $    121,267
Average interest rate during the year                                                                         3.72%         5.35%
Maximum month-end balance during the year                                                              $    160,628  $    143,677
Securities underlying the agreements at year-end
  Amortized cost                                                                                       $    182,106  $    184,036
  Fair value                                                                                           $    185,139  $    183,492


                                                                                               Collateral Value
                                                                               --------------------------------------------------
                                                                                    U.S. Treasury            Mortgage-backed
                                                                   Weighted           Securities                Securities
                                                                   Average     ------------------------  ------------------------
                                                      Repurchase   Interest     Amortized      Fair       Amortized      Fair
Term                                                  Liability      Rate         Cost         Value        Cost         Value
---------------------------------------------------  -----------  -----------  -----------  -----------  -----------  -----------
                                                    (in thousands)                               (in thousands)
On demand                                            $   146,055         1.83% $         0  $         0  $   170,794  $   173,676
1 to 30 days                                               1,200         6.57        3,004        3,059        1,443        1,408
31 to 90 days                                                962         4.88        3,123        3,277        1,101        1,081
Over 90 days                                                 900         4.95        1,503        1,530        1,138        1,108
                                                     -----------               -----------  -----------  -----------  -----------
   Total . . . . . . . . . . . . . . . . . . . . . . $   149,117         1.91% $     7,630  $     7,866  $   174,476  $   177,273
                                                     ===========               ===========  ===========  ===========  ===========

         The Company retains the right to substitute similar type securities, and has the right to withdraw all collateral applicable to repo accounts whenever the collateral values are in excess of the related repurchase liabilities. At December 31, 2001, there were no material amounts of securities at risk with any one customer. The Company maintains control of these securities through the use of third-party safekeeping arrangements.

NOTE 9 - BORROWINGS

         Long-term borrowings at December 31 consisted of:

                                                                                                           2001          2000
                                                                                                       ------------  ------------
                                                                                                             (in thousands)
Federal Home Loan Bank of Indianapolis Notes, 5.25%, Due December 28, 2001                             $          0  $     10,000
Federal Home Loan Bank of Indianapolis Notes, 6.15%, Due June 24, 2003                                        1,300         1,300
Federal Home Loan Bank of Indianapolis Notes, 3.76%, Due December 29, 2003                                   10,000             0
Federal Home Loan Bank of Indianapolis Notes, 6.15%, Due January 15, 2018                                        48            49
Capital Leases                                                                                                   41            84
                                                                                                       ------------  ------------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     11,389  $     11,433
                                                                                                       ============  ============

         All notes require monthly interest payments and were secured by residential real estate loans and securities with a carrying value of $50,878,000 at December 31, 2001. At December 31, 2001, the Company owned $3,568,000 of Federal Home Loan Bank (FHLB) stock, which also secures debts to the FHLB. The capital leases had original terms of approximately three years and require monthly payments.

         In addition to the long-term borrowings, the Company had $30 million in fixed rate notes with the FHLB at December 31, 2001. These notes mature at various times between April 8, 2002 and July 29, 2002. These notes are classified as short-term borrowings in the financial statements. The Company is authorized to borrow up to $100 million from the FHLB.

NOTE 10 - GUARANTEED PREFERRED BENEFICIAL INTERESTS

         In September 1997, Lakeland Capital Trust ("Lakeland Trust") completed a public offering of 2 million shares of cumulative trust preferred securities ("Preferred Securities") with a liquidation preference of $10 per security. The proceeds of the offering were loaned to the Company in exchange for subordinated debentures with terms similar to the Preferred Securities. The sole assets of Lakeland Trust are the subordinated debentures of the Company and payments thereunder. The subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of Lakeland Trust under the Preferred Securities. Distributions on the securities are payable quarterly at the annual rate of 9% of the liquidation preference and are included in interest expense in the consolidated financial statements. These securities are considered as Tier I capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2001, the outstanding principal balance of the subordinated debentures was $20,619,000. The principal balance of the subordinated debentures less the unamortized issuance costs constitute the guaranteed preferred beneficial interests in the Company's subordinated debentures in the financial statements.

         The Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference. Subject to the Company having received prior approval of the Federal Reserve if then required, the subordinated debentures are redeemable prior to the maturity date of September 30, 2027 at the option of the Company on or after September 30, 2002, or upon occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.

NOTE 11 - EMPLOYEE BENEFIT PLANS

         Information as to the Company's pension plan at December 31 is as follows:

                                                                                                           2001          2000
                                                                                                       ------------  ------------
                                                                                                             (in thousands)
Change in benefit obligation:
  Beginning benefit obligation                                                                         $      2,053  $      2,639
  Service cost                                                                                                    0           155
  Interest cost                                                                                                 164           186
  Curtailment                                                                                                     0          (598)
  Actuarial gain (loss)                                                                                         163           (48)
  Benefits paid                                                                                                (245)         (281)
                                                                                                       ------------  ------------
  Ending benefit obligation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,135         2,053

Change in plan assets (primarily money market funds and equity and fixed income investments), at fair value:

   Beginning plan assets                                                                                      2,634         2,469
   Actual return (loss)                                                                                        (484)          387
   Employer contribution                                                                                         15            59
   Benefits paid                                                                                               (245)         (281)
                                                                                                       ------------  ------------
   Ending plan assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,920         2,634

Funded status                                                                                                  (215           581
Unrecognized net actuarial gain (loss)                                                                          829           (66)
Unrecognized prior service cost                                                                                   0             0
                                                                                                       ------------  ------------
Prepaid benefit cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        614  $        515
                                                                                                       ============  ============

Net pension expense includes the following:

                                                                                             2001          2000          1999
                                                                                         ------------  ------------  ------------
                                                                                                      (in thousands)
Service cost                                                                             $          0  $        155  $        284
Interest cost                                                                                     164           186           171
Expected return on plan assets                                                                   (249)         (256)         (192)
Recognized net actuarial (gain) loss                                                                0            (1)           23
Curtailment gain                                                                                    0          (598)            0
                                                                                         ------------  ------------  ------------
  Net pension expense (benefit) . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        (85) $       (514) $        286
                                                                                         ============  ============  ============

The following assumptions were used in calculating the net pension expense:

Weighted average discount rate                                                                  7.50%         8.00%         7.50%
Rate of increase in future compensation                                                           N/A         4.50%         4.50%
Expected long-term rate of return                                                              10.00%        10.00%        10.00%

         On April 1, 2000, the Lakeland Financial Corporation Pension Plan was frozen. As a result of this curtailment, a gain was recognized in the income statement for the second quarter of 2000. The gain was included in the salaries and employee benefits line of the income statement. At December 31, 2001, the pension plan recorded an additional minimum pension liability of $731,000.

         The Company maintains a 401(k) profit sharing plan for all employees meeting age and service requirements. The Company contributions are based upon the rate of return on stockholders' equity as of January 1st of each year. The expense recognized was $551,000, $499,000 and $344,000 in 2001, 2000 and 1999.

NOTE 12 - OTHER EXPENSE

         Other expense for the years ended December 31, was as follows:

                                                                                             2001          2000          1999
                                                                                         ------------  ------------  ------------
                                                                                                      (in thousands)
Data processing fees and supplies                                                        $      2,212  $      2,078  $      2,036
Corporate and business development                                                                894           761           861
Advertising                                                                                       669           577           436
Office supplies                                                                                   557           591           687
Telephone and postage                                                                           1,265         1,241         1,375
Regulatory fees and FDIC insurance                                                                237           250           160
Amortization of intangible assets                                                                 825           924           957
Miscellaneous                                                                                   4,966         3,887         3,277
                                                                                         ------------  ------------  ------------
  Total other expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     11,625  $     10,309  $      9,789
                                                                                         ============  ============  ============

NOTE 13 - INCOME TAXES

         Income tax expense for the years ended December 31, consisted of the following:
                                                                                             2001          2000          1999
                                                                                         ------------  ------------  ------------
                                                                                                      (in thousands)
Current federal                                                                          $      5,105  $      4,249  $      2,998
Deferred federal                                                                                 (630)         (300)          120
Current state                                                                                     445           252           933
Deferred state                                                                                   (176)          (85)           34
                                                                                         ------------  ------------  ------------
  Total income tax expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      4,744  $      4,116  $      4,085
                                                                                         ============  ============  ============

         Income tax expense included $41,000, $0 and $531,000 applicable to security transactions for 2001, 2000 and 1999. The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes were as follows:

                                                                                              2001         2000          1999
                                                                                         ------------  ------------  ------------
                                                                                                      (in thousands)
Income taxes at statutory federal rate                                                   $      5,051  $      4,569  $      4,217
Increase (decrease) in taxes resulting from:
  Tax exempt income                                                                              (643)         (648)         (884)
  Nondeductible expense                                                                           155           167           198
  State income tax, net of federal tax effect                                                     178           110           638
  Net operating loss, Gateway                                                                     (29)          (29)          (29)
  Tax credits                                                                                     (48)          (48)          (48)
  Other                                                                                            80            (5)           (7)
                                                                                         ------------  ------------  ------------
    Total income tax expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      4,744  $      4,116  $      4,085
                                                                                         ============  ============  ============


         The net deferred tax asset recorded in the consolidated balance sheets at December 31, consisted of the following:

                                                                                      2001                        2000
                                                                           --------------------------  --------------------------
                                                                              Federal        State        Federal        State
                                                                           ------------  ------------  ------------  ------------
Deferred tax assets:                                                                           (in thousands)
  Bad debts                                                                $      2,638  $        659  $      2,358  $        589
  Pension and deferred compensation liability                                       437           109           411           103
  Net operating loss carryforward                                                   260             0           288             0
  Other                                                                             278            70           229            61
                                                                           ------------  ------------  ------------  ------------
                                                                                  3,613           838         3,286           753
Deferred tax liabilities:

  Accretion                                                                          23             6            33             8
  Depreciation                                                                      391            98           499           125
  Loan servicing rights                                                             381            95           482           121
  State taxes                                                                       185             0           125             0
  Leases                                                                            251            63           224            56
  Deferred loan fees                                                                135            33           306            76
  Other                                                                               0             0             0             0
                                                                           ------------  ------------  ------------  ------------
                                                                                  1,366           295         1,669           386
Valuation allowance                                                                 138             0           138             0
                                                                           ------------  ------------  ------------  ------------

Net deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . $      2,109  $        543  $      1,479  $        367
                                                                           ============  ============  ============  ============

         In addition to the net deferred tax assets included above, the deferred income tax asset (liability) allocated to the unrealized net loss on securities available for sale included in equity was $(1.3) million and $136,000 for 2001 and 2000. The deferred income tax asset allocated to the minimum pension liability included in equity was $289,000 and $0 for 2001 and 2000.

NOTE 14 - RELATED PARTY TRANSACTIONS

         Loans to principal officers, directors, and their affiliates as of December 31, 2001 and 2000 were as follows:

                                                       2001          2000
                                                   ------------  ------------
                                                         (in thousands)
Beginning balance                                  $     25,736  $     24,718
New loans and advances                                   68,547        70,737
Effect of changes in related parties                         46          (235)
Repayments                                              (55,254)      (69,484)
                                                   ------------  ------------
Ending balance . . . . . . . . . . . . . . . . . . $     39,075  $     25,736
                                                   ============  ============

         Deposits from principal officers, directors, and their affiliates at year-end 2001 and 2000 were $4,872,000 and $7,486,000. In addition, the liability for the deferred directors' plan as of December 31, 2001 and 2000 were $927,000 and $577,000. The related expense for the deferred directors' plan as of December 31, 2001, 2000 and 1999 were $399,000, $96,000 and
$63,000.

NOTE 15 - STOCK OPTIONS

         A stock option plan was approved by shareholders at the annual meeting in April 1998. The plan requires that the exercise price for the options is the market price at the date the options are granted. The maximum option term is ten years and the options vest over 3 to 5 years. A summary of the activity in the plan follows:

                                                               2001                      2000                     1999
                                                     ------------------------  ------------------------  ------------------------
                                                                   Weighted-                 Weighted-                 Weighted-
                                                                    Average                   Average                   Average
                                                                   Exercise                  Exercise                  Exercise
                                                        Shares       Price        Shares       Price        Shares       Price
                                                     -----------  -----------  -----------  -----------  -----------  -----------
Outstanding at beginning of the year                     454,770  $     18.79      290,270  $     22.58      188,935  $     24.60
Granted                                                  147,375        13.81      217,150        14.27      113,910        19.33
Exercised                                                      0         0.00            0         0.00            0         0.00
Forfeited                                                 51,800        20.80       52,650        21.03       12,575        23.49
                                                     -----------  -----------  -----------  -----------  -----------  -----------
Outstanding at end of the year . . . . . . . . . . .     550,345  $     17.27      454,770  $     18.79      290,270  $     22.58
                                                     ===========  ===========  ===========  ===========  ===========  ===========

Options exercisable at end of the year                    42,000  $     17.55       22,700  $     23.29            0  $      0.00
Weighted-average fair value of options
  granted during the year                                         $      6.01               $      7.07               $      7.46

         Options outstanding at year-end 2001 were as follows:

                                                                                      Outstanding              Exercisable
                                                                               ------------------------  ------------------------
                                                                                             Weighted-
                                                                                              Average                  Weighted-
                                                                                             Remaining                  Average
                                                                                            Contractual                Exercise
                                                                                  Number       Life         Number       Price
                                                                               -----------  -----------  -----------  -----------

Range of exercise prices
$11.20 - $14.00                                                                    229,825          8.2       16,000  $     13.56
$14.01 - $16.80                                                                    106,600          7.8        8,000  $     15.13
$16.81 - $19.60                                                                     87,560          6.5        8,000  $     19.44
$22.40 - $25.20                                                                    118,010          5.8       10,000  $     24.38
$25.21 - $28.00                                                                      8,350          6.4            0  $      0.00
                                                                               -----------               -----------
Outstanding at year-end . . . . . . . . . . . . . . . . . . . . . . . . . . .      550,345          7.3       42,000  $     17.55
                                                                               ===========               ===========

         Had compensation cost for stock options been recorded in the financial statements, net income and earnings per common share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.

                                                                                             2001          2000          1999
                                                                                         ------------  ------------  ------------
Net income (in thousands) as reported                                                    $     10,113  $      9,322  $      8,319
Pro forma net income (in thousands)                                                      $      9,365  $      8,497  $      7,799

Basic earnings per common share as reported                                              $       1.74  $       1.60  $       1.43
Pro forma basic earnings per common share                                                $       1.61  $       1.46  $       1.34
Diluted earnings per common share as reported                                            $       1.73  $       1.60  $       1.43
Pro forma diluted earnings per common share                                              $       1.60  $       1.46  $       1.34

         The pro forma effects are computed with option pricing models, using the following weighted-average assumptions as of the grant date for all options granted to date:

                                                                                             2001          2000          1999
                                                                                         ------------  ------------  ------------
Risk-free interest rate                                                                         5.54%         5.81%         5.26%
Expected option life                                                                       5.00 years    4.98 years    4.94 years
Expected price volatility                                                                      76.23%        79.88%        44.00%
Dividend yield                                                                                  2.86%         2.46%         1.47%

NOTE 16 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

         The Company and Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Company and Bank meet all capital adequacy requirements to which they are subject.

         As of December 31, 2001, the most recent notification from the federal regulators categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or Bank's category.

                                                                                                           Minimum Required To
                                                                                                           Be Well Capitalized
                                                                                  Minimum Required             Under Prompt
                                                                                     For Capital            Corrective Action
                                                              Actual              Adequacy Purposes            Regulations
                                                     ------------------------  ------------------------  ------------------------
                                                       Amount        Ratio       Amount        Ratio       Amount        Ratio
                                                     -----------  -----------  -----------  -----------  -----------  -----------
As of December 31, 2001:                                                           (in thousands)
Total Capital (to Risk
Weighted Assets)
  Consolidated                                       $    93,333       11.20%  $    66,670        8.00%  $    83,337       10.00%
  Bank                                               $    91,660       11.01%  $    66,607        8.00%  $    83,259       10.00%
Tier I Capital (to Risk
Weighted Assets)
  Consolidated                                       $    85,387       10.25%  $    33,335        4.00%  $    50,002        6.00%
  Bank                                               $    83,714       10.05%  $    33,304        4.00%  $    49,956        6.00%
Tier I Capital (to Average   Assets)
  Consolidated                                       $    85,387        7.66%  $    44,608        4.00%  $    55,759        5.00%
  Bank                                               $    83,714        7.51%  $    44,581        4.00%  $    55,726        5.00%

As of December 31, 2000:
Total Capital (to Risk
Weighted Assets)
  Consolidated                                       $    82,537       10.24%  $    64,496        8.00%  $    80,621       10.00%
  Bank                                               $    81,020       10.06%  $    64,434        8.00%  $    80,542       10.00%
Tier I Capital (to Risk
Weighted Assets)
  Consolidated                                       $    75,414        9.35%  $    32,248        4.00%  $    48,372        6.00%
  Bank                                               $    73,896        9.17%  $    32,217        4.00%  $    48,325        6.00%
Tier I Capital (to Average   Assets)
  Consolidated                                       $    75,414        7.20%  $    41,874        4.00%  $    52,343        5.00%
  Bank                                               $    73,896        7.06%  $    41,850        4.00%  $    52,313        5.00%

         Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year to date combined with its retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period.

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2001. As of December 31, 2001, approximately $17 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS

         The following table contains the estimated fair values and the related carrying values of the Company's financial instruments at December 31, 2001 and 2000. Items, which are not financial instruments, are not included.

                                                                                         2001                     2000
                                                                               ------------------------  ------------------------
                                                                                Carrying    Estimated     Carrying    Estimated
                                                                                  Value     Fair Value      Value     Fair Value
                                                                               -----------  -----------  -----------  -----------
                                                                                                 (in thousands)
Financial assets:
  Cash and cash equivalents                                                    $    79,123  $    79,123  $    88,993  $    88,993
  Real estate mortgages held for sale                                                8,493        8,493          183          183
  Securities available for sale                                                    271,639      271,639      293,608      293,608
  Loans, net                                                                       730,277      737,518      711,752      719,742
  Federal Home Loan Bank stock                                                       3,568        3,568        3,568        3,568
  Accrued interest income receivable                                                 5,426        5,426        6,727        6,727
  Loan servicing rights                                                              1,119        1,119        1,419        1,419
Financial liabilities:
  Certificates of deposit                                                         (340,579)    (343,252)    (396,466)    (398,613)
  All other deposits                                                              (452,801)    (452,801)    (448,863)    (448,863)
  Securities sold under agreements to repurchase                                  (149,117)    (149,132)    (138,154)    (138,243)
  Other short-term borrowings                                                      (83,000)     (83,000)     (61,924)     (61,924)
  Long-term debt                                                                   (11,389)     (11,812)     (11,433)     (11,457)
  Guaranteed preferred beneficial interests in Company's
    subordinated debentures                                                        (19,318)     (21,480)     (19,291)     (18,750)
  Accrued interest expense payable                                                  (3,278)      (3,278)      (5,041)      (5,041)

         For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2001 and 2000. The estimated fair value for cash, cash equivalents, accrued interest and Federal Home Loan Bank Stock is considered to approximate cost. Real estate mortgages held for sale are based upon the actual contracted price for those loans sold but not yet delivered, or the current Federal Home Loan Mortgage Corporation price for normal delivery of mortgages with similar coupons and maturities at year-end. The estimated fair value for securities and guaranteed preferred beneficial interests in the Company's subordinated debentures are based on quoted market rates for individual securities or for equivalent quality, coupon and maturity securities. The estimated fair value of loans is based on estimates of the rate the Company would charge for similar loans at December 31, 2001 and 2000, applied for the time period until estimated repayment. The estimated fair value of loan servicing rights is based upon valuation methodology, which considers current market conditions and historical performance of the loans being serviced. The estimated fair value for demand and savings deposits is based on their carrying value. The estimated fair value for certificates of deposit and borrowings is based on estimates of the rate the Company would pay on such deposits or borrowings at December 31, 2001 and 2000, applied for the time period until maturity. The estimated fair value of short-term borrowed funds is considered to approximate carrying value. The estimated fair value of other financial instruments and off-balance sheet loan commitments approximate cost and are not considered significant to this presentation.

         While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 2001 and 2000, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2001 and 2000 should not necessarily be considered to apply at subsequent dates.

         In addition, other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as land, premises and equipment. Also, non-financial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of the Company's trust department, the trained work force, customer goodwill and similar items.

NOTE 18 - COMMITMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

         During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of December 31, 2001 and 2000, were as follows:

                                                                                         2001                      2000
                                                                               ------------------------  ------------------------
                                                                                  Fixed      Variable       Fixed      Variable
                                                                                  Rate         Rate         Rate         Rate
                                                                               -----------  -----------  -----------  -----------
                                                                                                 (in thousands)
Commercial loan lines of credit                                                $    19,755  $   204,667  $    17,581  $   144,622
Commercial loan standby letters of credit                                                0        8,681            0        7,845
Real estate mortgage loans                                                          14,772          499        1,470        1,289
Real estate construction mortgage loans                                                  0          427            0        1,478
Credit card open-ended revolving lines                                               7,127            0        7,356            0
Home equity mortgage open-ended revolving lines                                          0       42,641            0       37,460
Consumer loan open-ended revolving lines                                                 0        3,663            0        4,809
                                                                               -----------  -----------  -----------  -----------
   Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    41,654  $   260,578  $    26,407  $   197,503
                                                                               ===========  ===========  ===========  ===========


         At December 31, 2001 and 2000, the range of interest rates for commercial loan commitments with a fixed rate was 4.92% to 14.50%. The range of interest rates for commercial loan commitments with variable rates was 3.50% to 9.75% and 6.63% to 13.50% at December 31, 2001 and 2000. The index on variable rate commercial loan commitments is principally the Company's base rate. The range of interest rates for mortgage loan commitments with a fixed rate was 5.75% to 7.38% and 7.88% to 8.50% at December 31, 2001 and 2000. The
range of interest rates for mortgage loan commitments with a variable rate was 6.50% to 7.88% and 7.00% to 8.88% at December 31, 2001 and 2000. At December
31, 2001 and 2000, the range of interest rates for fixed rate credit card commitments was 14.95% to 17.95%. The range of interest rates for open-ended revolving line commitments with a variable was 4.75% to 15.00% and 6.99% to 15.50% at December 31, 2001 and 2000.

         Commitments, excluding open-ended revolving lines, generally have fixed expiration dates of one year or less. Credit card open-ended revolving lines of credit are normally reviewed bi-annually and other personal lines of credit are normally reviewed annually. Since many commitments expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company follows the same credit policy (including requiring collateral, if deemed appropriate) to make such commitments as is followed for those loans that are recorded in its financial statements.

         The Company's exposure to credit losses in the event of nonperformance is represented by the contractual amount of the commitments. Management does not expect any significant losses as a result of these commitments.

NOTE 19 - PARENT COMPANY STATEMENTS

         The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income, and assets. Presented below are parent only financial statements:

                           CONDENSED BALANCE SHEETS
                                                                                                              December 31
                                                                                                       --------------------------
                                                                                                           2001          2000
                                                                                                       ------------  ------------
                                                                                                             (in thousands)
ASSETS
Deposits with Lake City Bank                                                                           $      1,313  $      1,102
Investment in banking subsidiary                                                                             91,860        83,454
Investment in non-banking subsidiary                                                                            619           619
Other assets                                                                                                  2,190         1,909
                                                                                                       ------------  ------------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     95,982  $     87,084
                                                                                                       ============  ============

LIABILITIES
Dividends payable and other liabilities                                                                $      1,829  $      1,492
Subordinated debt                                                                                            20,619        20,619

STOCKHOLDERS' EQUITY                                                                                         73,534        64,973
                                                                                                       ------------  ------------
  Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     95,982  $     87,084
                                                                                                       ============  ============

                                                   CONDENSED STATEMENTS OF INCOME
                                                                                                 Years Ended December 31
                                                                                         ----------------------------------------
                                                                                             2001          2000          1999
                                                                                         ------------  ------------  ------------
                                                                                                      (in thousands)

Dividends from Lake City Bank                                                            $      5,128  $      5,019  $      3,928
Interest on deposits and repurchase agreements, Lake City Bank                                      7             5             5
Equity in undistributed income of subsidiaries                                                  6,364         5,535         5,547
Interest expense on subordinated debt                                                           1,800         1,800         1,800
Miscellaneous expense                                                                             490           208           120
                                                                                         ------------  ------------  ------------
INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,209         8,551         7,560
  Income tax benefit                                                                              904           771           759
                                                                                         ------------  ------------  ------------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     10,113  $      9,322  $      8,319
                                                                                         ============  ============  ============

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                 Years Ended December 31
                                                                                         ----------------------------------------
                                                                                             2001          2000          1999
                                                                                         ------------  ------------  ------------
                                                                                                      (in thousands)
Cash flows from operating activities:
  Net income                                                                             $     10,113  $      9,322  $      8,319
  Adjustments to net cash from operating activities
    Equity in undistributed income of subsidiaries                                             (6,364)       (5,535)       (5,547)
    Other changes                                                                                  56           (17)          218
                                                                                         ------------  ------------  ------------
      Net cash from operating activities . . . . . . . . . . . . . . . . . . . . . . . .        3,805         3,770         2,990
Cash flows from investing activities                                                                0             0             0
Cash flows from financing activities                                                           (3,594)       (3,134)       (2,637)
                                                                                         ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . .          211           636           353
Cash and cash equivalents at beginning of the year                                              1,102           466           113
                                                                                         ------------  ------------  ------------
Cash and cash equivalents at end of the year . . . . . . . . . . . . . . . . . . . . . . $      1,313  $      1,102  $        466
                                                                                         ============  ============  ============

NOTE 20 - EARNINGS PER SHARE

         Following are the factors used in the earnings per share computations:

                                                                                             2001          2000          1999
                                                                                         ------------  ------------  ------------
Basic earnings per common share
   Net income                                                                            $ 10,113,000  $  9,322,000  $  8,319,000

   Weighted-average common shares outstanding                                               5,813,984     5,813,984     5,813,984

   Basic earnings per common share                                                       $       1.74  $       1.60  $       1.43

Diluted earnings per common share
   Net income                                                                            $ 10,113,000  $  9,322,000  $  8,319,000

   Weighted-average common shares outstanding for
     basic earnings per common share                                                        5,813,984     5,813,984     5,813,984

   Add: Dilutive effect of assumed exercises of stock options                                  27,212            15             8

   Average shares and dilutive potential common shares                                      5,841,196     5,813,999     5,813,992

   Diluted earnings per common share                                                     $       1.73  $       1.60  $       1.43


         Stock options for 224,270 and 454,270 shares of common stock were not considered in computing diluted earnings per common share for 2001 and 2000 because they were antidilutive.

NOTE 21 - SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

                                                                            4th            3rd            2nd            1st
2001                                                                      Quarter        Quarter        Quarter        Quarter
                                                                       -------------  -------------  -------------  -------------
Interest income                                                        $      17,259  $      19,283  $      19,575  $      20,498
Interest expense                                                               7,291          9,387         10,614         11,909
                                                                       -------------  -------------  -------------  -------------
Net interest income . . . . . . . . . . . . . . . . . . . . . . . . .          9,968          9,896          8,961          8,589

Provision for loan losses                                                        735            970            307            213

Noninterest income                                                             3,389          4,001          3,238          2,870
Noninterest expense                                                            8,331          8,815          8,441          8,243
Income tax expense                                                             1,445          1,345          1,080            874
                                                                       -------------  -------------  -------------  -------------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       2,846  $       2,767  $       2,371  $       2,129
                                                                       =============  =============  =============  =============

Basic earnings per common share                                        $        0.48  $        0.48  $        0.41  $        0.37
                                                                       =============  =============  =============  =============
Diluted earnings per common share                                      $        0.48  $        0.47  $        0.41  $        0.37
                                                                       =============  =============  =============  =============



2000                                                                        4th            3rd            2nd            1st
                                                                          Quarter        Quarter        Quarter        Quarter
                                                                       -------------  -------------  -------------  -------------
Interest income                                                        $      21,074  $      20,398  $      19,743  $      18,835
Interest expense                                                              12,137         11,650         10,818         10,396
                                                                       -------------  -------------  -------------  -------------
Net interest income . . . . . . . . . . . . . . . . . . . . . . . . .          8,937          8,748          8,925          8,439

Provision for loan losses                                                        499             92            400            215

Noninterest income                                                             2,766          2,802          2,665          2,684
Noninterest expense                                                            7,886          8,169          7,524          7,743
Income tax expense                                                             1,014            974          1,165            963
                                                                       -------------  -------------  -------------  -------------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       2,304  $       2,315  $       2,501  $       2,202
                                                                       =============  =============  =============  =============
Basic earnings per common share                                        $        0.39  $        0.40  $        0.43  $        0.38
                                                                       =============  =============  =============  =============
Diluted earnings per common share                                      $        0.39  $        0.40  $        0.43  $        0.38
                                                                       =============  =============  =============  =============

NOTE 22 - BRANCH DIVESTITURES

         On September 21, 2001, the Company sold its the Greentown, Logansport, Peru, Roann, and Wabash, Indiana offices to First Farmers Bank & Trust Company, Converse, Indiana. The Company paid $39,826,000 to settle the net liabilities assumed by the buyer and recorded a gain of $753,000. Summary information regarding the effect of the sale on the balance sheet is presented.

Assets sold:                                                    (in thousands)
                                                                 ------------
  Cash and due from banks                                        $        407
  Loans                                                                24,458
  Land, premises and equipment                                          2,197
  Intangible assets                                                     2,665
  Other assets                                                             13
Liabilities settled:
  Deposits                                                       $     70,249
  Other liabilities                                                        70

REPORT OF INDEPENDENT AUDITORS
-----------------------------------------------------------------------------
Stockholders and Board of Directors
Lakeland Financial Corporation
Warsaw, Indiana

         We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.






                                                Crowe, Chizek and Company  LLP
South Bend, Indiana
January 11, 2002

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

         Management is responsible for the preparation of the Company's consolidated financial statements and related information. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company's financial position and results of operations and were prepared in conformity with generally accepted accounting principles. Management also has included in the Company's financial statements; amounts that are based on estimates and judgments, which it believes, are reasonable under the circumstances.

         The Company maintains a system of internal controls designed to provide reasonable assurance that all assets are safeguarded, financial records are reliable for preparing consolidated financial statements and the Company complies with laws and regulations relating to safety and soundness which are designated by the FDIC and other appropriate federal banking agencies. The selection and training of qualified personnel and the establishment and communication of accounting and administrative policies and procedures are elements of this control system. The effectiveness of the internal control system is monitored by a program of internal audit and by independent certified public accountants (independent auditors). Management recognizes that the cost of a system of internal controls should not exceed the benefits derived and that there are inherent limitations to be considered in the potential effectiveness of any system. Management believes the Company's system provides the appropriate balance between costs of controls and the related benefits.

         The independent auditors have audited the Company's consolidated financial statements in accordance with generally accepted auditing standards and provide an objective, independent review of the fairness of the reported operating results and financial position. The board of directors of the Company has an audit review committee composed of six non-management directors. The committee meets periodically with the internal auditors and the independent auditors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information appearing in the definitive Proxy Statement dated March 8, 2002, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

         The information appearing in the definitive Proxy Statement dated March 8, 2002, is incorporated herein by reference in response to this item. The sections in the Proxy Statement marked "Report of the Compensation Committee on Executive Compensation", "Stock Price Performance" and "Audit Committee Report" are furnished for the information of the Commission and are not deemed to be "filed" as part of the Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing in the definitive Proxy Statement dated March 8, 2002, is incorporated herein by reference in response to this item.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing in the definitive Proxy Statement dated March 8, 2002, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      The documents listed below are filed as a part of this report:

      (a)      Exhibits

Exhibit No.                    Document                                                    Incorporated by reference to

    3.1                        Amended and Restated Articles                               Exhibit 4.1 to the Company's
                               of Incorporation of Lakeland                                Form S-8 filed with the
                               Financial Corporation                                       Commission on April 15, 1998

    3.2                        Bylaws of Lakeland                                          Exhibit 3(ii) to the Company's
                               Financial Corporation                                       Form 10-Q for the quarter
                                                                                           ended June 30, 1996

    4.1                        Form of Common Stock Certificate                            Attached hereto

    4.2                        Form of Trust Preferred Security                            Exhibit 4.6 5 to the Company's Form
                                                                                           S-3 filed with the Commission on
                                                                                           August 1, 1997

   10.1                        Lakeland Financial                                          Exhibit 4.3 to the Company's
                               Corporation 1997 Share                                      Form S-8 filed with the
                               Incentive Plan                                              Commission on April 15, 1998

   10.2                        Form of Amended and Restated Trust                          Exhibit 4.5 to the Company's Form S-
                                                                                           3 filed with the Commission on August
                                                                                           1, 1997

   10.3                        Form of Indenture                                           Exhibit 4.5 to the Company's Form S-
                                                                                           3 filed with the Commission on August
                                                                                           1, 1997

   10.4                        Lakeland Financial Corporation 401(k) Plan                  Exhibit 10.1 to the Company's Form
                                                                                           S-8 filed with the Commission on
                                                                                           October 23, 2000

   10.5                        Form of Change of Control Agreements                        Attached hereto
                               entered into with David M. Findlay and
                               Kevin L. Deardorff

   21.0                        Subsidiaries                                                Attached hereto

   23.1                        Report of Independent Auditors                              Item 8 herein

      (b)      Reports on Form 8-K

               None.

                                  SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LAKELAND FINANCIAL CORPORATION



Date: February 20, 2002                      By    /s/R. Douglas Grant
                                                   -------------------
                                                   R. Douglas Grant, Chairman

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                            Title                            Date
----                            -----                            ----

/s/Michael L. Kubacki
---------------------
Michael L. Kubacki      Principal Executive Officer
                        and Director                        February 20, 2002


/s/David M. Findlay
-------------------
David M. Findlay        Principal Financial Officer         February 20, 2002


/s/Teresa A. Bartman
--------------------
Teresa A. Bartman       Principal Accounting Officer        February 20, 2002


/s/R. Douglas Grant
-------------------
R. Douglas Grant        Director                            February 20, 2002


/s/Eddie Creighton
------------------
Eddie Creighton         Director                            February 20, 2002


/s/Anna K. Duffin
-----------------
Anna K. Duffin          Director                            February 20, 2002


/s/L. Craig Fulmer
------------------
L. Craig Fulmer         Director                            February 20, 2002


------------------
Jerry L. Helvey         Director                            February 20, 2002



------------------
Allan J. Ludwig         Director                            February 20, 2002

/s/Charles E. Niemier
---------------------
Charles E. Niemier      Director                            February 20, 2002


/s/D. Jean Northenor
--------------------
D. Jean Northenor       Director                            February 20, 2002


----------------------
Richard L. Pletcher     Director                            February 20, 2002


/s/Steven D. Ross
-----------------
Steven D. Ross          Director                            February 20, 2002


/s/Donald B. Steininger
-----------------------
Donald B. Steininger    Director                            February 20, 2002


/s/Terry L. Tucker
------------------
Terry L. Tucker         Director                            February 20, 2002


/s/M. Scott Welch
-----------------
M. Scott Welch          Director                            February 20, 2002


/s/G.L. White
-------------
G.L. White              Director                            February 20, 2002

                                  EXHIBIT 21

                                 Subsidiaries

1. Lake City Bank, Warsaw, Indiana, a banking corporation organized under the laws of the State of Indiana.

2. Lakeland Capital Trust, a statutory business trust formed under Delaware law.

3. LCB Investments Limited, a subsidiary of Lake City Bank formed under the laws of Bermuda to manage a portion of the Bank's investment portfolio.