Form 10-Q
period 2002-03-31
LAKELAND FINANCIAL CORP
filed 2002-05-10
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

Registrant's telephone number, including area code (574)267-6144

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                      Outstanding at April 30, 2002
Common Stock, No Par Value                      5,771,837

                        LAKELAND FINANCIAL CORPORATION

                          Form 10-Q Quarterly Report

                               Table of Contents


                                    PART I.

                                                           Page Number

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . .  1
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . 11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk 18

                                   PART II.

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 22
Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . 22
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . 22
Item 4.  Submission of Matters to a Vote of Security Holders  . . . 22
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . 22
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 22

Form 10-Q Signature Page. . . . . . . . . . . . . . . . . . . . . . 23

                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                             As of March 31, 2002 and December 31, 2001
                                                           (in thousands)

                                                           (Page 1 of 2)


                                                                                      March 31,    December 31,
                                                                                        2002           2001
                                                                                    ------------   ------------
                                                                                            (Unaudited)
ASSETS Cash and cash equivalents:
  Cash and due from banks                                                           $     34,619   $     70,219
  Short-term investments                                                                   6,257          8,904
                                                                                    ------------   ------------
     Total cash and cash equivalents                                                      40,876         79,123

Securities available-for-sale:
  U. S. Treasury and government agency securities                                         19,179         19,440
  Mortgage-backed securities                                                             216,708        216,654
  State and municipal securities                                                          31,792         29,663
  Other debt securities                                                                    5,868          5,882
                                                                                    ------------   ------------
     Total securities available-for-sale
     (carried at fair value)                                                             273,547        271,639

Real estate mortgages held-for-sale                                                        4,422          8,493

Loans:
  Total loans                                                                            744,940        738,223
  Less: Allowance for loan losses                                                          8,309          7,946
                                                                                    ------------   ------------
     Net loans                                                                           736,631        730,277

Land, premises and equipment, net                                                         24,466         24,252
Accrued income receivable                                                                  5,283          5,441
Intangible assets                                                                          6,011          6,161
Other assets                                                                              16,838         12,326
                                                                                    ------------   ------------
     Total assets                                                                   $  1,108,074   $  1,137,712
                                                                                    ============   ============

                                                            (Continued)


                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                             As of March 31, 2002 and December 31, 2001
                                                (in thousands except for share data)

                                                           (Page 2 of 2)

                                                                                      March 31,    December 31,
                                                                                        2002           2001
                                                                                    ------------   ------------
                                                                                            (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest bearing deposits                                                      $    139,598   $    169,549
  Interest bearing deposits                                                              705,153        623,831
                                                                                    ------------   ------------
     Total deposits                                                                      844,751        793,380

Short-term borrowings:
  Federal funds purchased                                                                  4,000         49,000
  U.S. Treasury demand notes                                                               1,361          4,000
  Securities sold under agreements
    to repurchase                                                                        107,869        149,117
  Other borrowings                                                                        30,000         30,000
                                                                                    ------------   ------------
     Total short-term borrowings                                                         143,230        232,117

Accrued expenses payable                                                                  11,707          6,131
Other liabilities                                                                          2,071          1,843
Long-term borrowings                                                                      11,377         11,389
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                                       19,324         19,318
                                                                                    ------------   ------------
     Total liabilities                                                                 1,032,460      1,064,178

SHAREHOLDERS' EQUITY
Common stock: No par value,  90,000,000  shares  authorized,  5,813,984 shares issued and 5,771,837  outstanding as of March 31, 2002, and 5,813,984 shares issued and 5,775,632
  outstanding at December 31, 2001                                                         1,453          1,453
Additional paid-in capital                                                                 8,537          8,537
Retained earnings                                                                         64,283         62,378
Accumulated other comprehensive income/(loss)                                              2,077          1,835
Treasury stock, at cost                                                                     (736)          (669)
                                                                                    ------------   ------------
     Total shareholders' equity                                                           75,614         73,534
                                                                                    ------------   ------------

     Total liabilities and shareholders' equity                                     $  1,108,074   $  1,137,712
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                  LAKELAND FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                        For the Three Months Ended March 31, 2002, and 2001
                                                (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 1 of 2)


                                                        Three Months Ended
                                                             March 31,
                                                      ---------------------------
                                                          2002           2001
                                                      ------------   ------------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans: Taxable                   $     12,336   $     15,614
                            Tax exempt                          33             33
                                                      ------------   ------------
   Total loan income                                        12,369         15,647
Short-term investments                                          28            242

Securities:
 U.S. Treasury and government agency securities                395            733
 Mortgage-backed securities                                  2,758          3,316
 State and municipal securities                                400            445
 Other debt securities                                         115            115
                                                      ------------   ------------
   Total interest and dividend income                       16,065         20,498

INTEREST EXPENSE
----------------
Interest on deposits                                         4,352          9,315
Interest on short-term borrowings                              920          1,991
Interest on long-term debt                                     572            610
                                                      ------------   ------------
   Total interest expense                                    5,844         11,916
                                                      ------------   ------------
NET INTEREST INCOME                                         10,221          8,582
-------------------
Provision for loan losses                                      502            213
                                                      ------------   ------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                    9,719          8,369
-------------------------                             ------------   ------------

NONINTEREST INCOME
------------------
Trust and brokerage fees                                       658            794
Service charges on deposit accounts                          1,322          1,108
Other income (net)                                           1,004            841
Net gains on the sale of real estate mortgages
  held-for-sale                                                361            127
                                                      ------------   ------------
   Total noninterest income                                  3,345          2,870

NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                               4,598          4,212
Occupancy and equipment expense                              1,099          1,269
Other expense                                                2,986          2,755
                                                      ------------   ------------
   Total noninterest expense                                 8,683          8,236

                                                            (Continued)

                                                  LAKELAND FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                        For the Three Months Ended March 31, 2002, and 2001
                                                (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 2 of 2)


                                                        Three Months Ended
                                                             March 31,
                                                      ---------------------------
                                                          2002           2001
                                                      ------------   ------------

INCOME BEFORE INCOME TAX EXPENSE                             4,381          3,003
--------------------------------

Income tax expense                                           1,496            874
                                                      ------------   ------------

NET INCOME                                            $      2,885   $      2,129
----------                                            ============   ============

Other comprehensive income, net of tax:
  Unrealized gain/(loss) on available-
    for-sale securities                                        242          1,994
                                                      ------------   ------------

TOTAL COMPREHENSIVE INCOME                            $      3,127   $      4,123
                                                      ============   ============

AVERAGE COMMON SHARES OUTSTANDING FOR BASIC EPS          5,813,984      5,813,984

BASIC EARNINGS PER COMMON SHARE                       $       0.50   $       0.37
-------------------------------                       ============   ============

AVERAGE COMMON SHARES OUTSTANDING FOR DILUTED EPS        5,901,581      5,829,687

DILUTED EARNINGS PER COMMON SHARE                     $       0.49   $       0.37
---------------------------------                     ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         For the Three Months Ended March 31, 2002 and 2001
                                                           (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)

                                                                                        2002           2001
                                                                                    ------------   ------------
Cash flows from operating activities:
  Net income                                                                        $      2,885   $      2,129
                                                                                    ------------   ------------
Adjustments to reconcile net income to net cash from operating activities:

  Depreciation                                                                               558            588
  Provision for loan losses                                                                  502            213
  Amortization of intangible assets                                                          156            224
  Amortization of mortgage servicing rights                                                   84             65
  Impairment of mortgage servicing rights                                                    (23)           192
  Loans originated for sale                                                              (17,246)        (8,245)
  Net gain on sale of loans                                                                 (361)          (127)
  Proceeds from sale of loans                                                             21,516          7,002
  Net loss on sale of premises and equipment                                                   2             11
  Net securities amortization                                                                550            202
  Increase in taxes payable                                                                1,426            854
  Decrease in income receivable                                                              158            326
  Increase in accrued expenses payable                                                       219          1,417
  (Increase) in other assets                                                                (598)        (1,200)
  Increase in other liabilities                                                              228            171
                                                                                    ------------   ------------
     Total adjustments                                                                     7,171          1,693
                                                                                    ------------   ------------
        Net cash from operating activities                                                10,056          3,822
                                                                                    ------------   ------------
Cash flows from investing activities:
  Proceeds from maturities, sales and calls of securities available-for-sale              16,635          8,467
  Purchases of securities available-for-sale                                             (18,733)       (10,559)
  Net (increase) decrease in total loans                                                  (6,856)         3,956
  Purchases of land, premises and equipment                                                 (774)          (336)
                                                                                    ------------   ------------
        Net cash from investing activities                                                (9,728)         1,528
                                                                                    ------------   ------------
                                                            (Continued)


                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         For the Three Months Ended March 31, 2002 and 2001
                                                           (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                                        2002           2001
                                                                                    ------------   ------------
Cash flows from financing activities:
  Net increase (decrease) in total deposits                                         $     51,371   $     (2,920)
  Proceeds from short-term borrowings                                                  7,026,470      6,863,916
  Payments on short-term borrowings                                                   (7,115,357)    (6,915,407)
  Payments on long-term borrowings                                                           (12)           (11)
  Dividends paid                                                                            (980)          (752)
  Purchase of treasury stock                                                                 (67)           (60)
                                                                                    ------------   ------------
        Net cash from financing activities                                               (38,575)       (55,234
                                                                                    ------------   ------------
  Net increase (decrease) in cash and cash equivalents                                   (38,247)       (49,884)

Cash and cash equivalents at beginning of the period                                      79,123         88,993
                                                                                    ------------   ------------
Cash and cash equivalents at end of the period                                      $     40,876   $     39,109
                                                                                    ============   ============
Cash paid during the period for:
  Interest                                                                          $      5,685   $     10,258
                                                                                    ============   ============
  Income taxes                                                                      $        250   $         20
                                                                                    ============   ============
Loans transferred to other real estate                                              $          0   $         32
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2002

                                  (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

         This report is filed for Lakeland Financial Corporation (the "Company") and its wholly owned subsidiaries, Lake City Bank (the "Bank") and Lakeland Capital Trust ("Lakeland Trust"). All significant inter-company balances and transactions have been eliminated in consolidation. Also included is the Bank's wholly-owned subsidiary, LCB Investments Limited ("LCB Investments").

         The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The 2001 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted a new accounting standard which addresses accounting for goodwill and intangible assets arising from business combinations. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives are amortized under the new standard, whereas unidentified intangible assets resulting from business combinations, both amounts previously recorded and future amounts purchased, cease being amortized. Annual impairment testing is required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 did not have a material effect on the Company's financial statements.

Intangible assets subject to amortization are as follows:

                                                 As of March 31, 2002
                                             ----------------------------
                                              Gross Carrying  Accumulated
                                                 Amount      Amortization
                                             --------------  ------------
                                                    (in thousands)
Core deposit intangible                      $        2,032  $        878
Other unidentified intangible                         6,812         1,955
                                             --------------  ------------
  Total                                      $        8,844  $      2,833
                                             ==============  ============

Amortization expense for the first quarter of 2002 was $151,000. Estimated amortization expense for the next five years is:

For year ended 12/31/02                 $603,000
For year ended 12/31/03                 $584,000
For year ended 12/31/04                 $568,000
For year ended 12/31/05                 $554,000
For year ended 12/31/06                 $541,000

         The Financial Accounting Standards Board has issued Statement 143, "Accounting for Asset Retirement Obligations" and Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement 144 supersedes FASB Statement 121 and the accounting and reporting provisions of APB Opinion No. 30. Statement 144 establishes a single accounting model for long-lived assets to be disposed of by sale at the lower of its carrying amount or its fair value less costs to sell and to cease depreciation/amortization. For the Company, the provisions of Statement 144 were effective January 1, 2002. The provisions of Statement 143 will be effective January 1, 2003. Implementation of Statement 144 did not have a material impact on the Company's financial statements, and Statement 143 is not anticipated to have a material impact on the Company's financial statements.


NOTE 3.  RECENT REGULATORY DEVELOPMENTS

         On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations suspected of engaging in terrorist acts or money laundering activities.

         During the first quarter of 2002, the Financial Crimes Enforcement Network (FinCEN), a bureau of the Department of the Treasury, issued proposed and interim regulations as mandated by the USA PATRIOT Act that would: (i) prohibit certain financial institutions from providing correspondent accounts to foreign shell banks; (ii) require such financial institutions to take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks; (iii) require certain financial institutions that provide correspondent accounts to foreign banks to maintain records of the ownership of such foreign banks and their agents in the United States; (iv) require the termination of correspondent accounts of foreign banks that fail to turn over their account records in response to a lawful request from the Secretary of the Treasury or the Attorney General; and (v) encourage information sharing among financial institutions and federal law enforcement agencies to identify, prevent, deter and report money laundering and terrorist activity. To date, it has not been possible to predict the impact the USA PATRIOT ACT and its implementing regulations may have on the Company or the Bank in the future.

NOTE 4.  EARNINGS PER SHARE

         Basic earnings per common share is based upon weighted-average common shares outstanding. Diluted earnings per common share shows the dilutive effect of additional common shares issueable.

         The common shares outstanding for the shareholders' equity section of the consolidated balance sheet at March 31, 2002 reflects the acquisition of 42,147 shares of Company common stock to offset a liability for a directors' deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

         For the three-month periods ended March 31, 2002 and 2001, stock options for 330,225 shares and 248,225 shares were considered dilutive for purposes of computing diluted earnings per share. There were no stock options granted in the period ended March 31, 2002.


NOTE 5.  LOANS

                                                 March 31,   December 31,
                                                   2002          2001
                                               ------------  ------------
                                                    (in thousands)
Commercial and industrial loans                $    493,183  $    478,288
Agri-business and agricultural loans                 57,286        58,901
Real estate mortgage loans                           43,348        44,898
Real estate construction loans                        1,099         2,354
Installment loans and credit cards                  150,024       153,782
                                               ------------  ------------
  Total loans                                  $    744,940  $    738,223
                                               ============  ============

Impaired loans                                 $      8,881  $     10,008

Non-performing loans                           $      1,916  $      2,498


NOTE 6.  RECLASSIFICATIONS

         Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassification had no effect on net income or stockholders' equity as previously reported.

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                                March 31, 2002

OVERVIEW

         Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 40 offices in 11 counties in northern Indiana. The Company earned $2.9 million for the first three months of 2002 versus $2.1 million in the same period of 2001, an increase of 35.5%. The increase was driven by a $1.6 million increase in net interest income and a $475,000 increase in non-interest income. Offsetting these positive impacts was an increase of $289,000 in the provision for loan losses. Basic earnings per share for the first three months of 2002 was $0.50 per share, versus $0.37 per share for the first three months of 2001. Diluted earnings per share reflect the potential dilutive impact of stock options granted under an employee stock option plan. Diluted earnings per share for the first three months of 2002 was $0.49 per share, versus $0.37 per share for the first three months of 2001.


RESULTS OF OPERATIONS

Net Interest Income

         For the three-month period ended March 31, 2002, net interest income totaled $10.2 million, an increase of 19.1%, or $1.6 million, over the same period of 2001. Net interest income increased primarily due to the falling interest rate environment, which resulted in the decline in the Company's cost of funds being 56 basis points greater than the decline in its yield on earning assets. In addition, average interest bearing liabilities decreased by $26.7 million, or 2.9%, and average non-interest bearing demand deposits increased by $10.4 million, or 8.1%. The effect of these changes was to increase the Company's net interest margin to 4.12% at March 31, 2002 from 3.49% at March 31, 2001.

         During the first three months of 2002, total interest and dividend income decreased $4.4 million, or 21.6%, to $16.1 million, versus $20.5 million during the same three months of 2001. Daily average earning assets for the first quarter of 2002 decreased 0.2% to $1.024 billion versus the same period in 2001. The tax equivalent yield on average earning assets decreased by 177 basis points to 6.3% for the three-month period ended March 31, 2002 versus the same period of 2001.

         The decrease in the yield on average earning assets reflected decreases in the yields on both loans and securities caused by the falling interest rate environment. The yield on securities is historically lower than the yield on loans, and decreasing the ratio of securities to total earning assets will normally improve the yield on earning assets. The ratio of average daily securities to average earning assets for the three-month period ended March 31, 2002 was 26.7% compared to 28.7% for the same period of 2001.

         The average daily loan balances for the first three months of 2002 increased $30.4 million, or 4.3%, to $744.4 million, versus $714.0 million for the same period of 2001. During the same period, loan interest income declined by $3.2 million, or 21%, to $12.4 million versus $15.6 million during the first quarter of 2001. The decrease was the result of a 217 basis point decrease in the tax equivalent yield on loans, to 6.6%, versus 8.8% in the first quarter of 2001.

         Income from short-term investments amounted to $28,000 for the three-month period ended March 31, 2002, versus $242,000 for the same period in 2001. The decrease of $214,000 for the three-month period of 2002 over the same period in 2001 resulted from a $10.4 million decrease in average daily assets to $6.7 million, combined with a 404 basis point decline in yields.

         The average daily securities balances for the first three months of 2002 decreased $20.6 million, or 7.0%, to $273.7 million, versus $294.3 million for the same period of 2001. During the same periods, income from securities declined by $941,000, or 20.4%, to $3.7 million versus $4.6 million during the first quarter of 2001. The decrease was the result of the decrease in average daily balances of securities combined with an 89 basis point decline in the tax equivalent yields on securities, to 5.7% versus 6.6% in the first quarter of 2001.

         Total interest expense decreased $6.1 million, or 51.3%, to $5.8 million for the three-month period ended March 31, 2002, from $11.9 million for the comparable period in 2001. This was primarily the result of a 233 basis point decrease in the Company's daily cost of funds. On an average daily basis, total deposits (including demand deposits) decreased $34.2 million, or 4.0%, to $817.8 million for the three-month period ended March 31, 2002, versus $852.0 million in the same period in 2001. The decrease was primarily due to the Company's September, 2001 branch divestiture, which included $70.3 million in deposits. When comparing the period ended March 31, 2002 with the same period of 2001, the average daily balances of the demand deposit accounts increased $10.4 million, while the average daily balances of savings and transaction accounts combined decreased $750,000. During the first three months of 2002, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, decreased $43.9 million and the rate paid on such accounts declined by 283 basis points versus the same period in 2001. Time deposits made up 48.8% of average daily deposits during the quarter ended March 31, 2002 versus 52.0% during the year ago first quarter. Such a reduction would generally reduce the Company's cost of funds. During the remainder of 2002, management plans to continue efforts to grow relationship type accounts such as demand deposit and Investors' Weekly accounts, which pay a lower rate of interest compared to time deposit accounts and are generally viewed by management as stable and reliable funding sources. Average daily balances of borrowings increased $17.9 million, or 9.6%, to $204.9 million for the three months ended March 31, 2002 versus $186.9 million for the same period in 2001. The rate on borrowings decreased 269 basis points when comparing the same periods. On an average daily basis, total deposits (including demand deposits) and purchased funds decreased 1.6% for the three-month period ended March 31, 2002 versus the same period in 2001.

Provision for Loan Losses

         Based on management's review of the adequacy of the allowance for loan losses, a provision for losses on loans of $502,000 was recorded during the first quarter of 2002 versus a provision of $213,000 during the first quarter of 2001. The increase in the provision reflected a number of factors, including the increase in the size of the loan portfolio, the amount of impaired loans and management's overall view on current credit quality.

         Net interest income after provision for loan losses totaled $9.7 million for the three month period ended March 31, 2002. This represented an increase of 16.0% over the same period ended March 31, 2001.

Noninterest Income

         Noninterest income categories for the three-month periods ended March 31, 2002 and 2001 are shown in the following table:

                                                    Three Months ended
                                                        March 31,
                                            ----------------------------------
                                                                      Percent
                                                2002       2001       Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Trust and brokerage fees                    $      658  $      794     (17.1)%
Service charges on deposits                      1,322       1,108      19.3
Other income (net)                               1,004         841      19.4
Net gains on the sale of real estate
  mortgages held-for-sale                          361         127     184.3
                                            ----------  ----------  ----------
     Total noninterest income               $    3,345  $    2,870      16.6 %
                                            ==========  ==========  ==========

         Trust fees increased 25.8%, from $411,000 to $518,000, in the first three months of 2002 versus the same period in 2001. This increase was primarily in employee benefit plan, executorship, living trust and testamentary trust fees. Brokerage fees decreased 63.4%, from $382,000 to $140,000, in the first three months of 2002 versus the same period in 2001, driven by nonrecurring fees received in 2001 of approximately $156,000 related to the sale of several annuity accounts, and reduced trading volume.

         The primary sources of the increase in service charges on deposit accounts were fees related to business checking accounts as well as fees related to new deposit services which were implemented in the first quarter of 2002.

         Other income consists of normal recurring fee income such as mortgage service fees, credit card fees, insurance fees, and safe deposit box rent, as well as other income that management classifies as non-recurring. Other fee income increased $163,000 in the first three months of 2002 versus the same period in 2001. The primary driver behind the increase was the stabilization of the non-cash impairment of the Bank's mortgage servicing rights. During the first quarter of 2002, a recovery of $23,000 was realized in the valuation for impairment, versus a charge of $192,500 during the same period of 2001. Excluding these non-cash charges, other income would have decreased 5.1% in the first quarter versus the same period in 2001.

         The increase in profits from the sale of mortgages reflected an increase in the volume of mortgages sold during the first three months of 2002 versus sales during the first three months of 2001. During the first three months of 2002, the Company sold $21.3 million in mortgages versus $6.9 million in the comparable period of 2001. This increase in volume was the result of the falling interest rate environment during 2001 and an increase in demand for home mortgages. Given that mortgage rates have begun to rise, management does not anticipate that this trend will continue during the balance of 2002.

Noninterest Expense

         Noninterest expense categories for the three-month period ended March 31, 2002, and 2001 are shown in the following table:

                                                    Three Months ended
                                                        March 31,
                                            ----------------------------------
                                                                       Percent
                                               2002        2001        Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Salaries and employee benefits              $    4,598  $    4,212       9.2 %
Occupancy and equipment expense                  1,099       1,269     (13.4)
Other expense                                    2,986       2,755       8.4
                                            ----------  ----------  ----------
     Total noninterest expense              $    8,683  $    8,236       5.4 %
                                            ==========  ==========  ==========

         The increase in salaries and employee benefits reflected normal salary increases and increases related to the employee 401(k) plan and incentive compensation plan. Total employees decreased to 466 at March 31, 2002, from 474 at March 31, 2001. This decrease resulted primarily from the reduction in staff in connection with the sale of the five non-strategic branches in September, 2001.

         The decrease in occupancy and equipment expense was also primarily related to the sale of the five branch offices in the third quarter of 2001.

         Other expense includes corporate and business development, data processing fees, telecommunications, postage, and professional fees such as legal, accounting, and directors' fees. Other expense increased primarily due to increased advertising and public relations expenses incurred during the first quarter of 2002 versus the same quarter of 2001.

Income Before Income Tax Expense

         Income before income tax expense increased $1.4 million, or 45.9%, to $4.4 million for the first three months of 2002, versus $3.0 million for the same period in 2001. This was due primarily to the increase in net interest income driven by an improved net interest margin.

Income Tax Expense

         Income tax expense increased $622,000, or 71.2%, for the first three months of 2002, compared to the same period in 2001. The combined state franchise tax expense and the federal income tax expense as a percentage of income before income tax expense increased to 34.1% during the first three months of 2002 compared to 29.1% during the same period in 2001. The increase was primarily due to greater profitability which resulted in a higher percentage of income being subject to the state franchise tax combined with the Company being taxed at the 35% federal tax rate in 2002 versus the 34% rate in 2001.

FINANCIAL CONDITION

         Total assets of the Company were $1.108 billion as of March 31, 2002, a decrease of $29.6 million, or 2.6%, when compared to $1.138 billion as of December 31, 2001.

         Total cash and cash equivalents decreased by $38.2 million, or 48.3%, to $40.9 million at March 31, 2002 from $79.1 million at December 31, 2001. The decrease was attributable to corresponding decreases in short-term borrowings, primarily federal funds purchased and securities sold under agreements to repurchase.

         Total securities available-for-sale increased by $1.9 million, or 0.7%, to $273.5 million at March 31, 2002 from $271.6 million at December 31, 2001. The increase was a result of a number of transactions in the securities portfolio. Paydowns of $15.4 million were received, and the amortization of premiums, net of the accretion of discounts, was $550 thousand. Maturities and calls of securities totaled $1.2 million. These portfolio decreases were offset by securities purchases totaling $18.7 million, and an increase of $360 thousand in the fair value of the securities. The investment portfolio is managed to limit the Company's exposure to risk by containing mostly CMO's which are either directly or indirectly backed by the federal government.

         Real estate mortgages held-for-sale decreased by $4.1 million, or 47.9%, to $4.4 million at March 31, 2002 from $8.5 million at December 31, 2001. The decrease was primarily the result of increasing mortgage loan rates which have caused the number of refinancings and new loans to decline. During the three months ended March 31, 2002, $17.2 million in real estate mortgages were originated for sale and $21.3 million in mortgages were sold.

         Total loans, excluding real estate mortgages held-for-sale, increased by $6.7 million or 0.9% to $744.9 million at March 31, 2002 from $738.2 million at December 31, 2001. The mix of loan types within the Company's portfolio remained relatively unchanged reflecting 74% commercial, 6% real estate and 20% consumer loans compared to 73% commercial, 6% real estate and 21% consumer loans at December 31, 2001.

         The allowance for loan losses increased $363,000, or 4.6%, to $8.3 million at March 31, 2002 from $7.9 million at December 31, 2001. The allowance for loan losses is established through a provision for loan losses based upon management's evaluation of the risk inherent in the loan portfolio. Such evaluation, which includes a review of the larger individual loans (primarily in the commercial loan portfolio), considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an adequate allowance for loan losses.

         While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses.

         Net charge-offs for the three months ended March 31, were $139,000 in 2002 and $147,000 in 2001. One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to the loan portfolio. The allowance for loan losses as a percentage of loans was 1.12% at March 31, 2002, and 1.08% at December 31, 2001.

         At March 31, 2002, total nonperforming loans decreased by $582,000 to $1.9 million from $2.5 million at December 31, 2001. The decrease resulted primarily from a $555,000 paydown in one nonaccrual commercial loan due largely to funds received from the sale of underlying collateral by the borrower. Total impaired loans decreased by $1.1 million to $8.9 million at March 31, 2002 from $10.0 million at December 31, 2001. The decrease resulted from the payoff of one commercial credit combined with the nonaccrual paydown discussed earlier. The impaired loan total includes $1.5 million in nonaccrual loans. As of March 31, 2002, loans delinquent 90 days or more that were included in the accompanying financial statements as accruing totaled $213,000 versus $264,000 at December 31, 2001.

         Regional economic conditions are monitored closely to identify changes in any of the industries within the market area that may show signs of weakening. The Company did not have any industry concentrations at March 31, 2002. The commercial loan portfolio has experienced rapid growth and comprises most of the Company's loan portfolio. Commercial loans represent higher dollar loans to fewer customers and therefore higher credit risk. Pricing is adjusted to manage the higher credit risk involved with these types of loans. Fixed rate mortgage loans, which represent increased interest rate risk, are sold to the secondary market, as well as some variable rate mortgage loans. The remainder of the variable rate mortgage loans are retained.

         Management, along with other financial institutions, shares a concern about the strength and duration of the current economic recovery. Should the economic climate begin to deteriorate again, borrowers may experience difficulty, and the level of non-performing loans, charge-offs and delinquencies could rise.

         Total deposits increased by $51.4 million, or 6.5%, to $844.8 million at March 31, 2002 from $793.4 million at December 31, 2001. The increase resulted from increases of $83.4 million in certificates of deposit, $3.0 million in Investors' Weekly accounts and $4.2 million in savings accounts. Offsetting these increases were declines of $29.9 million in demand deposits, $7.4 million in NOW accounts and $1.9 million in money market accounts. The decline in demand deposits occurred primarily in commercial demand deposit accounts, which decreased by $12.7 million.

         Total short-term borrowings decreased by $88.9 million, or 38.3%, to $143.2 million at March 31, 2002 from $232.1 million at December 31, 2001. The decrease resulted primarily from a $45.0 million decline in federal funds purchased combined with a $41.2 million decline in securities sold under agreements to repurchase.

         Total stockholders' equity increased by $2.1 million, or 2.8%, to $75.6 million at March 31, 2002 from $73.5 million at December 31, 2001. Net income of $2.9 million, less dividends of $981,000, plus the increase in the accumulated other comprehensive income of $242,000, less $66,000 for the cost of treasury stock acquired, comprised this increase.

         The Federal Deposit Insurance Corporation's (FDIC) risk based capital regulations require that all banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Company's ratios continue to be above "well capitalized" levels. As of March 31, 2002, the Company's Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio were 7.9%, 10.4% and 11.4%, respectively.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest rate risk represents the Company's primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2001. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company's needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At March 31, 2002, the Company's potential pretax exposure was within the Company's policy limit, and not significantly different from December 31, 2001.

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

         The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

         o The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company's assets.

         o The economic impact of the terrorist attacks that occurred on September 11th, as well as any future threats and attacks, and the response of the United States to any such threats and attacks.

         o        The effects of, and  changes  in,  federal,  state and local
                  laws,    regulations   and   policies   affecting   banking,
                  securities, insurance and monetary and financial matters.

         o The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company's assets) and the policies of the Board of Governors of the Federal Reserve System.

         o The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

         o The inability of the Company to obtain new customers and to retain existing customers.

         o The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

         o Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

         o The ability of the Company to develop and maintain secure and reliable electronic systems.

         o The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

         o Consumer spending and saving habits, which may change in a manner that affects the Company's business adversely.

         o        Business   combinations  and  the  integration  of  acquired
                  businesses, which may be more difficult or expensive than expected.

         o The costs, effects and outcomes of existing or future litigation.

         o Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

         o The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

         These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                March 31, 2002

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

                                March 31, 2002

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



                        LAKELAND FINANCIAL CORPORATION
                                 (Registrant)




Date: May 9, 2002            /s/Michael L. Kubacki
                             Michael L. Kubacki - President and Chief
                             Executive Officer




Date: May 9, 2002            /s/David M. Findlay
                             David M. Findlay - Executive Vice President
                             and Chief Financial Officer




Date: May 9, 2002            /s/Teresa A. Bartman
                             Teresa A. Bartman - Vice President and
                             Controller