Form 10-Q
period 2002-06-30
LAKELAND FINANCIAL CORP
filed 2002-08-12
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

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
                                YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                      Outstanding at July 31, 2002
Common Stock, No Par Value                     5,769,537

                        LAKELAND FINANCIAL CORPORATION

                          Form 10-Q Quarterly Report

                               Table of Contents


                                    PART I.

                                                           Page Number

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . .  1
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . 11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk 20

                                                              PART II.

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 23
Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . 23
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . 23
Item 4.  Submission of Matters to a Vote of Security Holders  . . . 23
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . 24
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 24

Form 10-Q Signature Page. . . . . . . . . . . . . . . . . . . . . . 25

                                                   LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                             As of June 30, 2002 and December 31, 2001
                                                           (in thousands)

                                                           (Page 1 of 2)


                                                                                      June 30,     December 31,
                                                                                        2002           2001
                                                                                    ------------   ------------
                                                                                            (Unaudited)
ASSETS Cash and cash equivalents:
  Cash and due from banks                                                           $     97,903   $     70,219
  Short-term investments                                                                   6,605          8,904
                                                                                    ------------   ------------
     Total cash and cash equivalents                                                     104,508         79,123

Securities available-for-sale:
  U. S. Treasury and government agency securities                                         17,021         19,440
  Mortgage-backed securities                                                             222,344        216,654
  State and municipal securities                                                          32,646         29,663
  Other debt securities                                                                    5,877          5,882
                                                                                    ------------   ------------
     Total securities available-for-sale
     (carried at fair value)                                                             277,888        271,639

Real estate mortgages held-for-sale                                                        1,193          8,493

Loans:
  Total loans                                                                            764,212        738,223
  Less: Allowance for loan losses                                                          8,884          7,946
                                                                                    ------------   ------------
     Net loans                                                                           755,328        730,277

Land, premises and equipment, net                                                         24,348         24,252
Accrued income receivable                                                                  5,308          5,441
Intangible assets                                                                          5,860          6,161
Other assets                                                                              15,459         12,326
                                                                                    ------------   ------------
     Total assets                                                                   $  1,189,892   $  1,137,712
                                                                                    ============   ============

                                                            (Continued)

                                                   LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                             As of June 30, 2002 and December 31, 2001
                                                (in thousands except for share data)

                                                           (Page 2 of 2)

                                                                                      June 30,     December 31,
                                                                                        2002           2001
                                                                                    ------------   ------------
                                                                                            (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest bearing deposits                                                      $    159,705   $    169,549
  Interest bearing deposits                                                              683,457        623,831
                                                                                    ------------   ------------
     Total deposits                                                                      843,162        793,380

Short-term borrowings:
  Federal funds purchased                                                                 36,600         49,000
  U.S. Treasury demand notes                                                               4,000          4,000
  Securities sold under agreements
    to repurchase                                                                        121,715        149,117
  Other borrowings                                                                        40,000         30,000
                                                                                    ------------   ------------
     Total short-term borrowings                                                         202,315        232,117

Accrued expenses payable                                                                  11,317          6,131
Other liabilities                                                                          2,578          1,843
Long-term borrowings                                                                      31,369         11,389
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                                       19,331         19,318
                                                                                    ------------   ------------
     Total liabilities                                                                 1,110,072      1,064,178

SHAREHOLDERS' EQUITY
Common stock: No par value,  90,000,000  shares  authorized,  5,813,984 shares issued and 5,771,837  outstanding as of June 30, 2002, and 5,813,984  shares issued and 5,775,632
  outstanding at December 31, 2001                                                         1,453          1,453
Additional paid-in capital                                                                 8,537          8,537
Retained earnings                                                                         66,294         62,378
Accumulated other comprehensive income                                                     4,272          1,835
Treasury stock, at cost                                                                     (736)          (669)
                                                                                    ------------   ------------
     Total shareholders' equity                                                           79,820         73,534
                                                                                    ------------   ------------

     Total liabilities and shareholders' equity                                     $  1,189,892   $  1,137,712
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                   LAKELAND FINANCIAL CORPORATION
                                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHANSIVE INCOME
                                 For the Three Months and Six Months Ended June 30, 2002, and 2001
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 1 of 2)


                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
                                                      ---------------------------   ---------------------------
                                                          2002           2001           2002           2001
                                                      ------------   ------------   ------------   ------------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans: Taxable                   $     12,315   $     15,028   $     24,651   $     30,642
                            Tax exempt                          34             34             67             67
                                                      ------------   ------------   ------------   ------------
   Total loan income                                        12,349         15,062         24,718         30,709
Short-term investments                                          64             34             92            276

Securities:
 U.S. Treasury and government agency securities                342            693            737          1,426
 Mortgage-backed securities                                  3,039          3,228          5,797          6,544
 State and municipal securities                                400            444            800            889
 Other debt securities                                          87            114            202            229
                                                      ------------   ------------   ------------   ------------
   Total interest and dividend income                       16,281         19,575         32,346         40,073

INTEREST EXPENSE
----------------
Interest on deposits                                         4,226          8,051          8,578         17,366
Interest on short-term borrowings                              635          1,945          1,555          3,936
Interest on long-term debt                                     755            611          1,327          1,221
                                                      ------------   ------------   ------------   ------------
   Total interest expense                                    5,616         10,607         11,460         22,523
                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME                                         10,665          8,968         20,886         17,550
-------------------
Provision for loan losses                                      747            307          1,249            520
                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                    9,918          8,661         19,637         17,030
-------------------------                             ------------   ------------   ------------   ------------

NONINTEREST INCOME
------------------
Trust and brokerage fees                                       641            629          1,299          1,423
Service charges on deposit accounts                          1,659          1,344          2,981          2,452
Other income (net)                                             894            946          1,898          1,787
Net gains on the sale of real estate mortgages
  held-for-sale                                                350            317            711            444
Net securities gains (losses)                                   16              2             16              2
                                                      ------------   ------------   ------------   ------------
   Total noninterest income                                  3,560          3,238          6,905          6,108

NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                               4,536          4,374          9,134          8,586
Occupancy and equipment expense                              1,082          1,241          2,181          2,510
Other expense                                                3,294          2,833          6,280          5,588
                                                      ------------   ------------   ------------   ------------
   Total noninterest expense                                 8,912          8,448         17,595         16,684

                                                            (Continued)

                                                   LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                 For the Three Months and Six Months Ended June 30, 2002, and 2001
                                               (in thousands except for share data)

                                                            (Unaudited)

                                                           (Page 2 of 2)


                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
                                                      ---------------------------   ---------------------------
                                                          2002           2001           2002           2001
                                                      ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAX EXPENSE                             4,566          3,451          8,947          6,454
--------------------------------

Income tax expense                                           1,573          1,080          3,069          1,954
                                                      ------------   ------------   ------------   ------------

NET INCOME                                            $      2,993   $      2,371   $      5,878   $      4,500
----------                                            ============   ============   ============   ============

Other comprehensive income, net of tax:
  Unrealized gain/(loss) on available-
    for-sale securities                                      2,195            (89)         2,437          1,905
                                                      ------------   ------------   ------------   ------------

TOTAL COMPREHENSIVE INCOME                            $      5,188   $      2,282   $      8,315   $      6,405
                                                      ============   ============   ============   ============

AVERAGE COMMON SHARES OUTSTANDING FOR BASIC EPS          5,813,984      5,813,984      5,813,984      5,813,984

BASIC EARNINGS PER COMMON SHARE                       $       0.51   $       0.41   $       1.01   $       0.78
-------------------------------                       ============   ============   ============   ============

AVERAGE COMMON SHARES OUTSTANDING FOR DILUTED EPS        5,973,772      5,829,464      5,941,108      5,829,587

DILUTED EARNINGS PER COMMON SHARE                     $       0.50   $       0.41   $       0.99   $       0.78
---------------------------------                     ============   ============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                   LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            For the Six Months Ended June 2002 and 2001
                                                           (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)

                                                                                        2002           2001
                                                                                    ------------   ------------
Cash flows from operating activities:
  Net income                                                                        $      5,878   $      4,500
                                                                                    ------------   ------------
Adjustments to reconcile net income to net cash from operating activities:

  Depreciation                                                                             1,108          1,182
  Provision for loan losses                                                                1,249            520
  Amortization of intangible assets                                                          314            447
  Amortization of mortgage servicing rights                                                  170            135
    Impairment of mortgage servicing rights                                                  203            296
  Loans originated for sale                                                              (35,928)       (26,541)
  Net gain on sale of loans                                                                 (711)          (444)
  Proceeds from sale of loans                                                             43,650         25,819
  Net loss on sale of premises and equipment                                                  16             11
  Net gain on sale of securities available-for-sale                                          (16)            (2)
  Net securities amortization                                                                932            501
  Decrease in taxes payable                                                                 (147)          (376)
  Decrease in income receivable                                                              133            632
  Increase (decrease) in accrued expenses payable                                            149           (298)
  (Increase) decrease in other assets                                                        595           (917)
  Increase in other liabilities                                                              735            322
                                                                                    ------------   ------------
     Total adjustments                                                                    12,452          1,287
                                                                                    ------------   ------------
        Net cash from operating activities                                                18,330          5,787
                                                                                    ------------   ------------
Cash flows from investing activities:
  Proceeds from maturities, sales and calls of securities available-for-sale              34,754         24,741
  Purchases of securities available-for-sale                                             (38,110)       (20,887)
  Net increase in total loans                                                            (26,300)       (25,595)
  Proceeds from sales of land, premises and equipment                                          6              0
  Purchases of land, premises and equipment                                               (1,226)          (952)
                                                                                    ------------   ------------
        Net cash from investing activities                                               (30,876)       (22,693)
                                                                                    ------------   ------------
                                                            (Continued)


                                                   LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Six Months Ended June 30, 2002 and 2001
                                                           (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                                        2002           2001
                                                                                    ------------   ------------
Cash flows from financing activities:
  Net increase (decrease) in total deposits                                         $     49,782   $    (24,363)
  Proceeds from short-term borrowings                                                 14,979,710     15,285,721
  Payments on short-term borrowings                                                  (15,009,512)   (15,254,129)
  Proceeds from long-term borrowings                                                      20,000              0
  Payments on long-term borrowings                                                           (20)           (22)
  Dividends paid                                                                          (1,962)        (1,619)
  Purchase of treasury stock                                                                 (67)           (60)
                                                                                    ------------   ------------
        Net cash from financing activities                                                37,931          5,528
                                                                                    ------------   ------------
  Net increase (decrease) in cash and cash equivalents                                    25,385        (11,378)

Cash and cash equivalents at beginning of the period                                      79,123         88,993
                                                                                    ------------   ------------
Cash and cash equivalents at end of the period                                      $    104,508   $     77,615
                                                                                    ============   ============
Cash paid during the period for:
  Interest                                                                          $     11,753   $     22,148
                                                                                    ============   ============
  Income taxes                                                                      $      3,399   $      2,330
                                                                                    ============   ============
Loans transferred to other real estate                                              $          0   $      1,473
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2002

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

         The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The 2001 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

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

Intangible assets subject to amortization are as follows:

                                                      As of June 30, 2002
                                             ----------------------------
                                              Gross Carrying  Accumulated
                                                 Amount      Amortization
                                             --------------  ------------
                                                    (in thousands)
Core deposit intangible                      $        2,032  $        915
Other unidentified intangible                         6,812         2,069
                                             --------------  ------------
  Total                                      $        8,844  $      2,984
                                             ==============  ============

Amortization expense for the three-month and six-month periods ended June 30, 2002 was $151,000 and $301,000, respectively. Estimated amortization expense for the next five years is:

For year ended 12/31/02                      $603,000
For year ended 12/31/03                      $584,000
For year ended 12/31/04                      $568,000
For year ended 12/31/05                      $554,000
For year ended 12/31/06                      $541,000

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 143 and No. 144. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale at the lower of its carrying amount or its fair value less costs to sell and to cease depreciation/amortization. For the Company, the provisions of SFAS No. 144 were effective January 1, 2002. The provisions of SFAS No. 143 will be effective January 1, 2003. Implementation of SFAF No. 144 did not have a material impact on the Company's financial statements, and SFAS No. 143 is not anticipated to have a material impact on the Company's financial statements.
         The FASB has also recently issued Statement of Financial Accounting Standards (SFAS) No. 145 and No. 146. SFAS No. 145 applies for years beginning after May 14, 2002 and may be adopted sooner. SFAS No. 145 covers extinguishments  of  debt  and  leases,  and  includes  some  minor  technical corrections. Under previous accounting guidance, gains or losses from extinguishments of debt were always treated as extraordinary items. Under SFAS No. 145 they will no longer be considered extraordinary, except under very limited conditions. Upon adoption of SFAS No. 145, any prior gains and losses from extinguishments of debt must be reclassified as ordinary gains and losses. Under SFAS No. 145, if a capital lease is modified to become an operating lease, it will be accounted for as a sale-leaseback, by following the accounting guidance of SFAS No. 98, instead of being accounted for as a new lease. SFAS No. 146 covers accounting for costs associated with exit or long-lived asset disposal activities, such as restructurings, consolidation or closing of facilities, lease termination costs or employee relocation or severance costs. SFAS No. 146 replaces Emerging Issues Task Force (EITF) 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and may be adopted sooner. A company may not restate its previously issued financial statements. SFAS No. 146 requires exit or long-lived asset disposal costs to be recognized as an expense when the liability is incurred and can be measured at fair value, rather than at the date of making a commitment to an exit or disposal plan. Management does not expect the effects of the future adoptions of SFAS No. 145 and SFAS No. 146 to be material to the Company's consolidated financial position or results of operations.

NOTE 3.  EARNINGS PER SHARE

         Basic earnings per common share is based upon weighted-average common shares outstanding. Diluted earnings per common share shows the dilutive effect of additional common shares issueable.

         The common shares outstanding for the shareholders' equity section of the consolidated balance sheet at June 30, 2002 reflects the acquisition of 42,147 shares of Company common stock to offset a liability for a directors' deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

         For the three-month periods ended June 30, 2002 and 2001, stock options for 511,803 shares and 250,625 shares were considered dilutive for purposes of computing diluted earnings per share. For the six-month periods ended June 30, 2002 and 2001, stock options for 400,526 and 250,625 were considered dilutive for purposes of computing diluted earnings per share.

NOTE 4.  LOANS

                                                 June 30,    December 31,
                                                   2002          2001
                                               ------------  ------------
                                                    (in thousands)
Commercial and industrial loans                $    505,524  $    478,288
Agri-business and agricultural loans                 64,261        58,901
Real estate mortgage loans                           41,837        44,898
Real estate construction loans                        1,022         2,354
Installment loans and credit cards                  151,568       153,782
                                               ------------  ------------
  Total loans                                  $    764,212  $    738,223
                                               ============  ============

Impaired loans                                 $     11,944  $     10,008

Non-performing loans                           $      4,976  $      2,498


NOTE 5.  RECLASSIFICATIONS

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

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                                 June 30, 2002

OVERVIEW

         Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 40 offices in 11 counties in northern Indiana. The Company earned $5.9 million for the first six months of 2002 versus $4.5 million in the same period of 2001, an increase of 30.6%. The increase was driven by a $3.3 million increase in net interest income and a $797,000 increase in non-interest income. Offsetting these positive impacts was an increase of $729,000 in the provision for loan losses. Basic earnings per share for the first six months of 2002 was $1.01 per share, versus $0.78 per share for the first six months of 2001. Diluted earnings per share reflect the potential dilutive impact of stock options granted under an employee stock option plan. Diluted earnings per share for the first six months of 2002 was $0.99 per share, versus $0.78 per share for the first six months of 2001.

         Net income for the second quarter of 2002 was $3.0 million, an increase of 26.2% versus $2.4 million for the comparable period of 2001. Basic earnings per share for the second quarter of 2002 was $0.51 per share, versus $0.41 per share for the second quarter of 2001. Diluted earnings per share for the second quarter of 2002 was $0.50 per share, versus $0.41 per share for the second quarter of 2001.


RESULTS OF OPERATIONS

Net Interest Income

         For the six-month period ended June 30, 2002, net interest income totaled $20.9 million, an increase of 19.0%, or $3.3 million versus the first six months of 2001. For the three-month period ended June 30, 2002, net interest income totaled $10.7 million, an increase of 18.9%, or $1.7 million, over the same period of 2001. Net interest income increased in both the six and three month periods of 2002 versus the comparable periods of 2001, primarily due to the implementation of a liability pricing strategy which has resulted in an improved net interest margin. Although rates have stabilized somewhat during 2002, the Company continues to see improvement in its net interest margin as term deposits and other borrowed funds reprice to lower rates at maturity. In addition, average interest bearing assets and average non-interest bearing demand deposits increased in both the six and three month periods ending June 30, 2002. The effect of these changes was to increase the

Company's net interest margin to 4.15% and 4.16%, respectively, for the six and three month periods ended June 30, 2002, versus 3.54% and 3.59% for the comparable periods of 2001.

         During the first six months of 2002, total interest and dividend income decreased by $7.7 million, or 19.3% to $32.3 million, versus $40.1 million during the same six months of 2001. During the second quarter of 2002, interest and dividend income decreased $3.3 million, or 16.8%, to $16.3 million, versus $19.6 million during the same quarter of 2001. Daily average earning assets for the first six months of 2002 increased 1.1% to $1.036 billion versus the same period in 2001. For the second quarter, daily average earning assets increased 2.3% to $1.049 billion versus the same period in 2001. The tax equivalent yield on average earning assets decreased by 160 basis points to 6.3% for the six-month period ended June 30, 2002 versus the same period of 2001. For the three-month period ended June 30, 2002, the yield decreased by 143 basis points to 6.2% from the yield for the three-month period ended June 30, 2001.

         The decrease in the yield on average earning assets reflected decreases in the yields on both loans and securities caused by the falling interest rate environment. The yield on securities is historically lower than the yield on loans, and decreasing the ratio of securities to total earning assets will normally improve the yield on earning assets. The ratio of average daily securities to average earning assets for the six-month and three-month periods ended June 30, 2002 were 26.1% and 26.4% compared to 28.7% and 28.8% for the same periods of 2001.

         The average daily loan balances for the first six months of 2002 increased 4.3% to $751.5 million, over the average daily loan balances of $720.8 million for the same period of 2001. During the same period, loan interest income declined by $6.0 million, or 19.5%, to $24.7 million. The decrease was the result of a 198 basis point decrease in the tax equivalent yield on loans to 6.5% from 8.5% in the first six months of 2001. The average daily loan balances for the second quarter of 2002 increased $32.4 million, or 4.5%, to $759.5 million, versus $727.1 million for the same period of 2001. During the same period, loan interest income declined by $2.7 million, or 18.0%, to $12.4 million versus $15.1 million during the second quarter of 2001. The decrease was the result of a 178 basis point decrease in the tax equivalent yield on loans, to 6.4%, versus 8.2% in the second quarter of 2001.

         Income from short-term investments was $92,000 for the six-month period and $64,000 for the three-month period ended June 30, 2002. This compares to $276,000 and $34,000 for the same periods of 2001. The $184,000 decrease between the six-month periods was primarily the result of a 386 basis point decrease in yields. The $30,000 increase between the three-month periods resulted primarily from a $12.3 million increase in the average daily short-term investments balances.

         The average daily securities balances for the first six months of 2002 decreased $20.8 million, or 7.1%, to $273.9 million, versus $294.6 million for the same period of 2001. During the same periods, income from securities declined by $1.6 million, or 17.1%, to $7.5 million versus $9.1 million during the first six months of 2001. The decrease was the result of the decrease in average daily balances of securities combined with a 64 basis point decline in the tax equivalent yields on securities, to 5.8% versus 6.5% in the first six months of 2001. The average daily securities balances for the second quarter of 2002 decreased $20.9 million, or 7.1%, to $274.0 million, versus $294.9 million for the same period of 2001. During the same periods, income from securities declined by $611,000, or 13.6%, to $3.9 million versus $4.5 million during the second quarter of 2001. The decrease was the result of a 40 basis point decrease in the tax equivalent yield on securities, to 6.0%, versus 6.4% in the second quarter of 2001, combined with the decline in average daily securities balances.

         Total interest expense decreased $11.1 million, or 49.1%, to $11.5 million for the six-month period ended June 30, 2002, from $22.5 million for the comparable period in 2001. The decrease was primarily the result of a 214 basis point decrease in the Company's daily cost of funds to 2.23%, versus 4.37% for the same period of 2001. Total interest expense decreased $5.0 million or 47.1% to $5.6 million for the three-month period ended June 30, 2002, from $10.6 million for the comparable period of 2001. The decrease was primarily the result of a 195 basis point decrease in the Company's daily cost of funds to 2.15%, versus 4.10% for the same period of 2001. On an average daily basis, total deposits (including demand deposits) decreased $5.0 million, or 0.6%, to $835.4 million for the six-month period ended June 30, 2002, versus $840.4 million in the same period in 2001. The decrease was primarily due to the Company's September, 2001 branch divestiture, which included $70.3 million in deposits. The average daily deposit balances for the second quarter of 2002 increased $24.0 million, or 2.9%, to $852.9 million versus $828.9 million during the second quarter of 2001, despite the impact resulting from the branch sale. On an average daily basis, noninterest bearing demand deposits increased $10.0 million, or 7.5% and $9.5 million, or 6.9% for the six and three-month periods ended June 30, 2002, versus the same periods in 2001. When comparing the six months ended June 30, 2002 with the same period of 2001, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, decreased $16.5 million and the rate paid on such accounts declined by 276 basis points versus the same period in 2001. In the second quarter of 2002, the average daily balance of time deposits increased by $10.7 million and the rate paid on such accounts decreased by 267 basis points. During the remainder of 2002, management plans to continue efforts to grow relationship type accounts such as demand deposit and Investors' Weekly accounts, which pay a lower rate of interest compared to time deposit accounts and are generally viewed by management as stable and reliable funding sources. Average daily balances of borrowings increased $1.3 million, or 0.7%, to $199.5 million for the six months ended June 30, 2002 versus $198.2 million for the same period in 2001, and decreased $15.2 million, or 7.2% for the three months ended June 30, 2002. The rate on borrowings decreased 234 basis points and 203 basis points, respectively, when comparing the six and three month periods of 2002 with the same periods of 2001. On an average daily basis, total deposits (including demand deposits) and purchased funds decreased 0.4% and increased by 0.8% for the six-month and three-month periods ended June 30, 2002 versus the same periods in 2001.

Provision for Loan Losses

         Based on management's review of the adequacy of the allowance for loan losses, provisions for losses on loans of $1.2 million and $747,000 were recorded during the six month and three month periods ended June 30, 2002, versus provisions of $520,000 and $307,000 recorded during the same periods of 2001. The increase in the provision reflected a number of factors, including the increase in the size of the loan portfolio, the amount of impaired loans, the amount of past due accruing loans (90 days or more), and management's overall view on current credit quality.


Noninterest Income

     Noninterest income categories for the six and three-month periods ended June 30, 2002 and 2001 are shown in the following table:
                                                    Six Months ended
                                                        June 30,
                                            ----------------------------------
                                                                      Percent
                                               2002        2001        Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Trust and brokerage fees                    $    1,299  $    1,423      (8.7)%
Service charges on deposits                      2,981       2,452      21.6
Other income (net)                               1,898       1,787       6.2
Net gains on the sale of real estate
  mortgages held-for-sale                          711         444      60.1
Net securities gains                                16           2     700.0
                                            ----------  ----------  ----------
     Total noninterest income               $    6,905  $    6,108      13.1 %
                                            ==========  ==========  ==========

                                                   Three Months ended
                                                        June 30,
                                            ----------------------------------
                                                                      Percent
                                                2002       2001        Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Trust and brokerage fees                    $      641  $      629       1.9 %
Service charges on deposits                      1,659       1,344      23.4
Other income (net)                                 894         946      (5.5)
Net gains on the sale of real estate
  mortgages held-for-sale                          350         317      10.4
Net securities gains                                16           2     700.0
                                            ----------  ----------  ----------
     Total noninterest income               $    3,560  $    3,238       9.9 %
                                            ==========  ==========  ==========

         Trust fees increased 24.4%, from $803,000 to $999,000, in the first six months of 2002 versus the same period in 2001. This increase was primarily in employee benefit plan, executorship, living trust and testamentary trust fees. Brokerage fees decreased 51.6%, from $620,000 to $300,000, in the first six months of 2002 versus the same period in 2001, driven by nonrecurring fees received in 2001 of approximately $156,000 related to the sale of several annuity accounts, and reduced trading volume during 2002.

         The primary sources of the increase in service charges on deposit accounts were fees related to business checking accounts as well as fees related to new deposit services which were implemented in the first quarter of 2002.

         Other income consists of normal recurring fee income such as mortgage service fees, credit card fees, insurance fees, and safe deposit box rent, as well as other income that management classifies as non-recurring. Other fee income increased $111,000 in the first six months of 2002 versus the same period in 2001, and decreased $52,000 in the second quarter versus the same period in 2001. The increase in the six-month period was primarily due to a $151,000 increase in credit card fees driven by increases in fees paid to the Company by merchants for handling credit card sales. The primary driver behind the second quarter decrease was a $226,000 charge for non-cash impairment of the Bank's mortgage servicing rights.

         The increase in profits from the sale of mortgages reflected an increase in the volume of mortgages sold during the first six months of 2002 versus sales during the first six months of 2001. During the first six months of 2002, the Company sold $43.2 million in mortgages versus $25.4 million in the comparable period of 2001. This increase in volume was the result of the falling interest rate environment during 2001, the effects of which, in the form of increased mortgage refinance activity and increased demand for home mortgages, have carried over to 2002.


Noninterest Expense

         Noninterest expense categories for the six and three-month periods ended June 30, 2002, and 2001 are shown in the following table:

                                                    Six Months ended
                                                        June 30,
                                            ----------------------------------
                                                                       Percent
                                               2002        2001         Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Salaries and employee benefits              $    9,134  $    8,586       6.4 %
Occupancy and equipment expense                  2,181       2,510     (13.1)
Other expense                                    6,280       5,588      12.4
                                            ----------  ----------  ----------
     Total noninterest expense              $   17,595  $   16,684       5.5 %
                                            ==========  ==========  ==========

                                                   Three Months ended
                                                        June 30,
                                            ----------------------------------
                                                                       Percent
                                              2002        2001          Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Salaries and employee benefits              $    4,536  $    4,374       3.7 %
Occupancy and equipment expense                  1,082       1,241     (12.8)
Other expense                                    3,294       2,833      16.3
                                            ----------  ----------  ----------
     Total noninterest expense              $    8,912  $    8,448       5.5 %
                                            ==========  ==========  ==========

         The increase in salaries and employee benefits reflected normal salary increases and increases related to the employee 401(k) plan and incentive compensation plan. Total employees decreased to 472 at June 30, 2002, from 496 at June 30, 2001. This decrease resulted primarily from the reduction in staff in connection with the sale of five non-strategic bank branches in September, 2001.

         The decrease in occupancy and equipment expense was also primarily related to the sale of the five branch offices in the third quarter of 2001.

         Other expense includes corporate and business development, data processing fees, telecommunications, postage, and professional fees such as legal, accounting, and directors' fees. Other expense increased primarily due to increased professional, advertising and public relations expenses incurred during the first six-months of 2002 versus the same period of 2001.


Income Tax Expense

         Income tax expense increased $1.1 million, or 57.1%, for the first six months of 2002, compared to the same period in 2001. Income tax expense for the second quarter of 2002 increased $493,000, or 45.7%, compared to the second quarter of 2001. The combined state franchise tax expense and the federal income tax expense as a percentage of income before income tax expense increased to 34.3% during the first six months of 2002 compared to 30.3% during the same period in 2001. It increased to 34.5% for the second quarter of 2002, versus 31.3% for the second quarter of 2001. The increases were primarily due to greater profitability which resulted in a higher percentage of income being subject to the state franchise tax combined with the Company being taxed at the 35% federal tax rate in 2002 versus the 34% rate in 2001.


FINANCIAL CONDITION

         Total assets of the Company were $1.190 billion as of June 30, 2002, an increase of $52.2 million, or 4.6%, when compared to $1.138 billion as of December 31, 2001.

         Total cash and cash equivalents increased by $25.4 million, or 32.1%, to $104.5 million at June 30, 2002 from $79.1 million at December 31, 2001. The increase was attributable to corresponding increases in interest bearing deposits and long-term borrowings, offset by declines in short-term borrowings, primarily federal funds purchased and securities sold under agreements to repurchase.

         Total securities available-for-sale increased by $6.3 million, or 2.3%, to $277.9 million at June 30, 2002 from $271.6 million at December 31, 2001. The increase was a result of a number of transactions in the securities portfolio. Paydowns of $28.3 million were received, and the amortization of premiums, net of the accretion of discounts, was $932 thousand. Maturities and calls of securities totaled $6.4 million. These portfolio decreases were offset by securities purchases totaling $38.1 million, and an increase of $3.8 million in the fair value of the securities. The investment portfolio is managed to limit the Company's exposure to risk by containing mostly CMO's and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

         Real estate mortgages held-for-sale decreased by $7.3 million, or 86.0%, to $1.2 million at June 30, 2002 from $8.5 million at December 31, 2001. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the six months ended June 30, 2002, $35.9 million in real estate mortgages were originated for sale and $43.2 million in mortgages were sold.

         Total loans, excluding real estate mortgages held-for-sale, increased by $26.0 million or 3.5% to $764.2 million at June 30, 2002 from $738.2 million at December 31, 2001. The mix of loan types within the Company's portfolio remained relatively unchanged reflecting 74% commercial, 6% real estate and 20% consumer loans compared to 73% commercial, 6% real estate and 21% consumer loans at December 31, 2001.

         The allowance for loan losses increased $938,000, or 11.8%, to $8.9 million at June 30, 2002 from $7.9 million at December 31, 2001. Net charge-offs for the six months ended June 30, were $311,000 in 2002 and $223,000 in 2001. The allowance for loan losses at June 30, 2002 was 1.16% of total loans, net of residential mortgage loans held for sale on the secondary market, versus 1.08% at December 31, 2001.

         The Company has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Commercial loans represent higher dollar loans to fewer customers and therefore higher credit risk. Pricing is adjusted to manage the higher credit risk associated with these types of loans. Fixed rate mortgage loans, which represent increased interest rate risk, are sold in the secondary market, as well as some variable rate mortgage loans. The remainder of the variable rate mortgage loans are retained. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, should the economic climate deteriorate further, certain borrowers may experience difficulty and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

         Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable losses relating to specifically identified loans based on an evaluation as well as other probable losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. Since December 31, 2001, the
percentage  of  loans  internally  adversely  classified  has  increased.   In
accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The majority of the risk in the loan portfolio lies in the commercial loans that include commercial real estate loans. Accordingly, the Company allocated $7.6 million (or approximately 86% of the total loan loss reserve) to these loans, which comprise approximately 74% of the loan portfolio.

         At June 30, 2002, total nonperforming loans increased by $2.5 million to $5.0 million from $2.5 million at December 31, 2001. Loans delinquent 90 days or more that were included in the accompanying financial statements as accruing totaled $3.6 million versus $264,000 at December 31, 2001. Total impaired loans increased by $1.9 million to $11.9 million at June 30, 2002 from $10.0 million at December 31, 2001. The increases in the nonperforming loans, loans delinquent 90 days or more and accruing and impaired loans categories resulted primarily from one commercial credit totaling $3.4 million. This loan is current as to principal and interest. However, the renewal of this loan has been complicated as more than one bank is involved, and therefore it is past maturity. The impaired loan total includes $1.3 million in nonaccrual loans. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price of the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all of the contractual principal and interest payments due in accordance with the terms of the loan agreement.

         Total deposits increased by $49.8 million, or 6.3%, to $843.2 million at June 30, 2002 from $793.4 million at December 31, 2001. The increase resulted from increases of $58.4 million in certificates of deposit, $5.6 million in savings accounts and $2.1 million in NOW accounts. Offsetting these increases were declines of $9.8 million in demand deposits, $3.9 million in money market accounts and $2.1 million in Investors' Weekly accounts.

         Total short-term borrowings decreased by $29.8 million, or 12.8%, to $202.3 million at June 30, 2002 from $232.1 million at December 31, 2001. The decrease resulted primarily from a $27.4 million decline in securities sold under agreements to repurchase combined with a $12.4 million decline in federal funds purchased. Offsetting these declines was a $10 million increase in other borrowings, primarily short-term advances from the Federal Home Loan Bank of Indianapolis.

         Total stockholders' equity increased by $6.3 million, or 8.6%, to $79.8 million at June 30, 2002 from $73.5 million at December 31, 2001. Net income of $5.9 million, less dividends of $2.0 million, plus the increase in the accumulated other comprehensive income of $2.4 million, less $67,000 for the cost of treasury stock acquired, comprised this increase.

         The Federal Deposit Insurance Corporation's (FDIC) risk based capital regulations require that all banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Company's ratios continue to be above "well capitalized" levels. As of June 30, 2002, the Company's Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio were 8.1%, 10.4% and 11.5%, respectively.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest rate risk represents the Company's primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2002. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company's needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At June 30, 2002, the Company's potential pretax exposure was within the Company's policy limit, and not significantly different from December 31, 2001.

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

                                 June 30, 2002

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

Item 2. Changes in Securities
        ---------------------
        None

Item 3. Defaults Upon Senior Securities
        -------------------------------
        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        On April 9, 2002, the Company's annual meeting of stockholders was held. At the meeting, Crowe, Chizek and Company, LLP was appointed as the Company's independent auditors for the year ended December 31, 2002, and Eddie Creighton, Michael L. Kubacki, Steven D. Ross, M.
        Scott Welch and George L. White were elected to serve as directors with terms expiring in 2005. Continuing as directors until 2003 are
        R. Douglas Grant, Jerry L. Helvey, Allan J. Ludwig, D. Jean Northernor and Richard L. Pletcher. Continuing as directors until 2004 are Anna
        K. Duffin, L. Craig Fulmer, Charles E. Niemier, Donald B. Steininger and Terry L. Tucker.

        Election of Directors:
                                           For          Withheld
                                        ---------       --------
        Eddie Creighton                 4,868,459        903,378
        Michael L. Kubacki              4,663,527      1,108,310
        Steven D. Ross                  4,972,399        799,438
        M. Scott Welch                  4,972,399        799,438
        George L. White                 4,962,187        809,650


        Ratification of Auditors:
                                           For          Withheld
                                        ---------       --------
        Crowe, Chizek & Co., LLP        4,970,219        801,618

Item 5. Other Information
        -----------------
        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        a.  Exhibits

            99.1 - Certificate of Chief Executive Officer
            99.2 - Certificate of Chief Financial Officer

        b.  Reports

            None

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                 June 30, 2002

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



                        LAKELAND FINANCIAL CORPORATION
                                 (Registrant)




Date: August 12, 2002        /s/Michael L. Kubacki
                             Michael L. Kubacki - President and Chief
                             Executive Officer




Date: August 12, 2002        /s/David M. Findlay
                             David M. Findlay - Executive Vice President
                             and Chief Financial Officer




Date: August 12, 2002        /s/Teresa A. Bartman
                             Teresa A. Bartman - Vice President and
                             Controller