Form 10-Q
period 2002-09-30
LAKELAND FINANCIAL CORP
filed 2002-11-13
CIK 721994

Microsoft Word 10.0.4219;


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                      [X] QUARTERLY REPORT UNDER SECTION
                         13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

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
                                                            YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                      Outstanding at October 31, 2002
Common Stock, No Par Value                                   5,768,806

                        LAKELAND FINANCIAL CORPORATION

                          Form 10-Q Quarterly Report

                               Table of Contents


                                    PART I.

                                                            Page Number

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . .  1
Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations  . . . . . . 11
Item 3.   Quantitative and Qualitative Disclosures About Market Risk 20
Item 4.   Controls and Procedures  . . . . . . . . . . . . . . . . . 21

                                                                PART II.

Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 24
Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . . . 24
Item 3.   Defaults Upon Senior Securities  . . . . . . . . . . . . . 24
Item 4.   Submission of Matters to a Vote of Security Holders  . . . 24
Item 5.   Other Information  . . . . . . . . . . . . . . . . . . . . 24
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 24

Form 10-Q Signature Page . . . . . . . . . . . . . . . . . . . . . . 25
Form 10-Q Certifications . . . . . . . . . . . . . . . . . . . . . . 26




                                                   LAKELAND FINANCIAL CORPORATION
                                                     CONSOLIDATED BALANCE SHEETS
                                           As of September 30, 2002 and December 31, 2001
                                                           (in thousands)

                                                            (Page 1 of 2)


                                                                                   September 30,   December 31,
                                                                                        2002           2001
                                                                                    ------------   ------------
                                                                                            (Unaudited)
ASSETS Cash and cash equivalents:
  Cash and due from banks                                                           $     48,333   $     70,219
  Short-term investments                                                                  11,910          8,904
                                                                                    ------------   ------------
     Total cash and cash equivalents                                                      60,243         79,123

Securities available-for-sale:
  U. S. Treasury and government agency securities                                         17,359         19,440
  Mortgage-backed securities                                                             226,916        216,654
  State and municipal securities                                                          33,861         29,663
  Other debt securities                                                                        0          5,882
                                                                                    ------------   ------------
     Total securities available-for-sale
     (carried at fair value)                                                             278,136        271,639

Real estate mortgages held-for-sale                                                        1,149          8,493

Loans:
  Total loans                                                                            792,552        738,223
  Less: Allowance for loan losses                                                          9,082          7,946
                                                                                    ------------   ------------
     Net loans                                                                           783,470        730,277

Land, premises and equipment, net                                                         24,404         24,252
Accrued income receivable                                                                  5,063          5,441
Intangible assets                                                                          5,709          6,161
Other assets                                                                              13,535         12,326
                                                                                    ------------   ------------
     Total assets                                                                   $  1,171,709   $  1,137,712
                                                                                    ============   ============

                                                            (Continued)







                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                                   As of September 30, 2002 and
                                                  December 31, 2001 (in thousands
                                               except for share and per share data)

                                                           (Page 2 of 2)

                                                                                   September 30,   December 31,
                                                                                        2002           2001
                                                                                    ------------   ------------
                                                                                            (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Noninterest bearing deposits                                                      $    162,707   $    169,549
  Interest bearing deposits                                                              715,107        623,831
                                                                                    ------------   ------------
     Total deposits                                                                      877,814        793,380

Short-term borrowings:
  Federal funds purchased                                                                      0         49,000
  U.S. Treasury demand notes                                                               3,532          4,000
  Securities sold under agreements
    to repurchase                                                                        108,405        149,117
  Other borrowings                                                                        35,000         30,000
                                                                                    ------------   ------------
     Total short-term borrowings                                                         146,937        232,117

Accrued expenses payable                                                                  11,801          6,131
Other liabilities                                                                          2,374          1,843
Long-term borrowings                                                                      31,355         11,389
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                                       19,338         19,318
                                                                                    ------------   ------------
     Total liabilities                                                                 1,089,619      1,064,178

SHAREHOLDERS' EQUITY
Common stock: No par value, 90,000,000 shares authorized, 5,813,984 shares issued and 5,768,806 outstanding as of September 30, 2002, and 5,813,984 shares issued and 5,775,632
  outstanding at December 31, 2001                                                         1,453          1,453
Additional paid-in capital                                                                 8,537          8,537
Retained earnings                                                                         68,265         62,378
Accumulated other comprehensive income                                                     4,658          1,835
Treasury stock, at cost                                                                     (823)          (669)
                                                                                    ------------   ------------
     Total shareholders' equity                                                           82,090         73,534
                                                                                    ------------   ------------

     Total liabilities and shareholders' equity                                     $  1,171,709   $  1,137,712
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.



                                                  LAKELAND FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHANSIVE INCOME
                                               For the Three Months and Nine Months
                                                Ended September 30, 2002, and 2001
                                                (in thousands except for share and
                                                          per share data)

                                                            (Unaudited)

                                                           (Page 1 of 2)


                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                      ---------------------------   ---------------------------
                                                          2002           2001           2002           2001
                                                      ------------   ------------   ------------   ------------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans: Taxable                   $     12,309   $     14,721   $     36,960   $     45,363
                            Tax exempt                          58             33            125            100
                                                      ------------   ------------   ------------   ------------
   Total loan income                                        12,367         14,754         37,085         45,463
Short-term investments                                          73            140            165            416

Securities:
 U.S. Treasury and government agency securities                340            715          1,077          2,141
 Mortgage-backed securities                                  3,028          3,120          8,825          9,664
 State and municipal securities                                402            442          1,202          1,331
 Other debt securities                                           6            112            208            341
                                                      ------------   ------------   ------------   ------------
   Total interest and dividend income                       16,216         19,283         48,562         59,356

INTEREST EXPENSE
----------------
Interest on deposits                                         4,277          7,127         12,855         24,493
Interest on short-term borrowings                              536          1,647          2,091          5,583
Interest on long-term debt                                     778            613          2,105          1,834
                                                      ------------   ------------   ------------   ------------
   Total interest expense                                    5,591          9,387         17,051         31,910
                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME                                         10,625          9,896         31,511         27,446
-------------------
Provision for loan losses                                    1,041            970          2,290          1,490
                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                    9,584          8,926         29,221         25,956
-------------------------                             ------------   ------------   ------------   ------------

NONINTEREST INCOME
------------------
Trust and brokerage fees                                       590            600          1,889          2,023
Service charges on deposit accounts                          1,786          1,385          4,922          4,002
Other income (net)                                             727            864          2,470          2,486
Net gains on the sale of branches                                0            753              0            753
Net gains on the sale of real estate mortgages
  held-for-sale                                                493            348          1,204            792
Net securities gains (losses)                                   39             50             55             52
                                                      ------------   ------------   ------------   ------------
   Total noninterest income                                  3,635          4,000         10,540         10,108

NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                               4,803          4,616         13,937         13,202
Occupancy and equipment expense                              1,171          1,158          3,352          3,668
Other expense                                                2,733          3,040          9,013          8,628
                                                      ------------   ------------   ------------   ------------
   Total noninterest expense                                 8,707          8,814         26,302         25,498

                                                            (Continued)






                                                  LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                               For the Three Months and Nine Months
                                                Ended September 30, 2002, and 2001
                                                (in thousands except for share and
                                                          per share data)

                                                            (Unaudited)

                                                           (Page 2 of 2)


                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                      ---------------------------   ---------------------------
                                                          2002           2001           2002           2001
                                                      ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAX EXPENSE                             4,512          4,112         13,459         10,566
--------------------------------

Income tax expense                                           1,559          1,345          4,628          3,299
                                                      ------------   ------------   ------------   ------------

NET INCOME                                            $      2,953   $      2,767   $      8,831   $      7,267
----------                                            ============   ============   ============   ============

Other comprehensive income, net of tax:
  Unrealized gain/(loss) on available-
    for-sale securities                                        386          2,526          2,823          4,431
                                                      ------------   ------------   ------------   ------------

TOTAL COMPREHENSIVE INCOME                            $      3,339   $      5,293   $     11,654   $     11,698
                                                      ============   ============   ============   ============

AVERAGE COMMON SHARES OUTSTANDING FOR BASIC EPS          5,813,984      5,813,984      5,813,984      5,813,984

BASIC EARNINGS PER COMMON SHARE                       $       0.51   $       0.48   $       1.52   $       1.25
-------------------------------                       ============   ============   ============   ============

AVERAGE COMMON SHARES OUTSTANDING FOR DILUTED EPS        5,992,824      5,853,748      5,957,792      5,836,549

DILUTED EARNINGS PER COMMON SHARE                     $       0.49   $       0.47   $       1.48   $       1.25
---------------------------------                     ============   ============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.




                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         For the Nine Months Ended September 2002 and 2001
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)

                                                                                        2002           2001
                                                                                    ------------   ------------
Cash flows from operating activities:
  Net income                                                                        $      8,831   $      7,267
                                                                                    ------------   ------------
Adjustments to reconcile net income to net cash from operating activities:

  Depreciation                                                                             1,755          1,775
  Provision for loan losses                                                                2,290          1,490
  Amortization of intangible assets                                                          472            666
  Amortization of mortgage servicing rights                                                  296            205
    Impairment of mortgage servicing rights                                                  461            471
  Loans originated for sale                                                              (56,724)       (43,467)
  Net gain on sale of loans                                                               (1,204)          (792)
  Proceeds from sale of loans                                                             64,894         42,672
  Net (gain) loss on sale of premises and equipment                                           24            (23)
  Net gain on sale of branches                                                                 0           (753)
  Net gain on sale of securities available-for-sale                                          (55)           (52)
  Net securities amortization                                                              1,271            791
  Increase (decrease) in taxes payable                                                      (760)           904
  Decrease in income receivable                                                              378            467
  Increase (decrease) in accrued expenses payable                                            925           (580)
  (Increase) decrease in other assets                                                      2,225         (1,984)
  Increase in other liabilities                                                              531            332
                                                                                    ------------   ------------
     Total adjustments                                                                    16,779          2,122
                                                                                    ------------   ------------
        Net cash from operating activities                                                25,610          9,389
                                                                                    ------------   ------------
Cash flows from investing activities:
  Proceeds from maturities, sales and calls of securities available-for-sale              59,321         39,700
  Purchases of securities available-for-sale                                             (62,519)       (34,469)
  Net increase in total loans                                                            (55,483)       (30,520)
  Proceeds from sales of land, premises and equipment                                         11              0
  Purchases of land, premises and equipment                                               (1,942)        (1,361)
  Net payments from branch divestitures                                                        0        (40,325)
                                                                                    ------------   ------------
        Net cash from investing activities                                               (60,612)       (66,975)
                                                                                    ------------   ------------
                                                            (Continued)




                                                  LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       For the Nine Months Ended September 30, 2002 and 2001
                                                          (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                                                        2002           2001
                                                                                    ------------   ------------
Cash flows from financing activities:
  Net increase in total deposits                                                    $     84,434   $     36,773
  Proceeds from short-term borrowings                                                 21,709,394     23,303,700
  Payments on short-term borrowings                                                  (21,794,574)   (23,306,611)
  Proceeds from long-term borrowings                                                      20,000              0
  Payments on long-term borrowings                                                           (34)           (33)
  Dividends paid                                                                          (2,945)        (2,486)
  Purchase of treasury stock                                                                (153)          (126)
                                                                                    ------------   ------------
        Net cash from financing activities                                                16,122         31,217
                                                                                    ------------   ------------
  Net decrease in cash and cash equivalents                                              (18,880)       (26,369)

Cash and cash equivalents at beginning of the period                                      79,123         88,993
                                                                                    ------------   ------------
Cash and cash equivalents at end of the period                                      $     60,243   $     62,624
                                                                                    ============   ============
Cash paid during the period for:
  Interest                                                                          $     17,275   $     32,646
                                                                                    ============   ============
  Income taxes                                                                      $      5,569   $      2,395
                                                                                    ============   ============
Loans transferred to other real estate                                              $          0   $      1,435
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2002

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

         The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The 2001 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted a new accounting standard, Statement of Financial Accounting Standard No. 142, which addresses accounting for goodwill and intangible assets arising from business combinations. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives are amortized under the new standard, whereas unidentified intangible assets resulting from business combinations, both amounts previously recorded and future amounts purchased, cease being amortized. Annual impairment testing is required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 did not have a material effect on the Company's financial statements.

Intangible assets subject to amortization are as follows:

                                               As of September 30, 2002
                                             ----------------------------
                                             Gross Carrying  Accumulated
                                                 Amount      Amortization
                                             --------------  ------------
                                                    (in thousands)
Core deposit intangible                      $        2,032  $        953
Other unidentified intangible                         6,812         2,182
                                             --------------  ------------
  Total                                      $        8,844  $      3,135
                                             ==============  ============

Amortization expense for the three-month and nine-month periods ended September 30, 2002 was $151,000 and $452,000, respectively. Estimated amortization expense for the next five years is:

                           Before SFAS No. 147         After SFAS No. 147
For year ended 12/31/02         $603,000                    $149,000
For year ended 12/31/03         $584,000                    $130,000
For year ended 12/31/04         $568,000                    $114,000
For year ended 12/31/05         $554,000                    $100,000
For year ended 12/31/06         $541,000                    $ 87,000

         On October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002, and may be early applied. SFAS No. 147 supersedes SFAS No.
72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142. Adoption of SFAS No. 147 on October 1, 2002 resulted in the reclassification of $5.0 million of previously recognized unidentifiable intangible assets to goodwill. Additionally, prior period amortization expense was reversed totaling $114,000 and $0 for the three months ended September 30, 2002 and 2001, and $341,000 and $0 for the nine months ended September 30, 2002 and 2001. The effect of the restatement was to increase net income by $68,000 and $0 for the three months ended September 30, 2002 and 2001, and $203,000 and $0 for the nine months ended September 30, 2002 and 2001.

NOTE 3.  EARNINGS PER SHARE

         Basic earnings per common share is based upon weighted-average common shares outstanding. Diluted earnings per common share shows the dilutive effect of additional common shares issueable.

         The common shares outstanding for the shareholders' equity section of the consolidated balance sheet at September 30, 2002 reflects the acquisition of 45,178 shares of Company common stock to offset a liability for a directors' deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

         For the three-month periods ended September 30, 2002 and 2001, stock options for 486,995 shares and 330,575 shares were considered dilutive for purposes of computing diluted earnings per share. For the nine-month periods ended September 30, 2002 and 2001, stock options for 402,726 and 247,225 were considered dilutive for purposes of computing diluted earnings per share.

NOTE 4.  LOANS

                                              September 30,  December 31,
                                                   2002          2001
                                               ------------  ------------
                                                    (in thousands)
Commercial and industrial loans                $    530,199  $    478,288
Agri-business and agricultural loans                 64,488        58,901
Real estate mortgage loans                           43,614        44,898
Real estate construction loans                        2,276         2,354
Installment loans and credit cards                  151,975       153,782
                                               ------------  ------------
  Total loans                                  $    792,552  $    738,223
                                               ============  ============

Impaired loans                                 $     13,299  $     10,008

Non-performing loans                           $      7,600  $      2,498

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

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                              September 30, 2002

OVERVIEW

         Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 40 offices in 11 counties in northern Indiana. The Company earned $8.8 million for the first nine months of 2002 versus $7.3 million in the same period of 2001, an increase of 21.5%. The increase was driven by a $4.1 million increase in net interest income and a $432,000 increase in non-interest income. Offsetting these positive impacts were increases of $800,000 in the provision for loan losses, and $804,000 in non-interest expense. Basic earnings per share for the first nine months of 2002 was $1.52 per share versus $1.25 per share for the first nine months of 2001. Diluted earnings per share reflect the potential dilutive impact of stock options granted under an employee stock option plan. Diluted earnings per share for the first nine months of 2002 was $1.48 per share, versus $1.25 per share for the first nine months of 2001.

         Net income for the third quarter of 2002 was $3.0 million, an increase of 6.7% versus $2.8 million for the comparable period of 2001. Basic earnings per share for the third quarter of 2002 was $0.51 per share versus $0.48 per share for the third quarter of 2001. Diluted earnings per share for the third quarter of 2002 was $0.49 per share versus $0.47 per share for the third quarter of 2001.


RESULTS OF OPERATIONS

Net Interest Income

         For the nine-month period ended September 30, 2002, net interest income totaled $31.5 million, an increase of 14.8%, or $4.1 million versus the first nine months of 2001. For the three-month period ended September 30, 2002, net interest income totaled $10.6 million, an increase of 7.4%, or $729,000, over the same period of 2001. Net interest income increased in both the nine and three month periods of 2002 versus the comparable periods of 2001, primarily due to the implementation of a liability pricing strategy which has resulted in an improved net interest margin. In addition, average interest bearing assets and average non-interest bearing demand deposits increased in both the nine and three month periods ending September 30, 2002. The effect of these changes was to increase the Company's net interest margin to 4.11% and 4.05%, respectively, for the nine and three month periods ended September 30, 2002, versus 3.63% and 3.81% for the comparable periods of 2001.

         During the first nine months of 2002, total interest and dividend income decreased by $10.8 million, or 18.2% to $48.6 million, versus $59.4 million during the same nine months of 2001. During the third quarter of 2002, interest and dividend income decreased $3.1 million, or 15.9%, to $16.2 million, versus $19.3 million during the same quarter of 2001. Daily average earning assets for the first nine months of 2002 increased 1.00% to $1.045 billion versus the same period in 2001. For the third quarter, daily average earning assets increased 0.8% to $1.061 billion versus the same period in 2001. The tax equivalent yield on average earning assets decreased by 146 basis points to 6.2% for the nine-month period ended September 30, 2002 versus the same period of 2001. For the three-month period ended September 30, 2002, the yield decreased by 119 basis points to 6.1% from the yield for the three-month period ended September 30, 2001.

         The decrease in the yield on average earning assets reflected decreases in the yields on both loans and securities caused by the falling interest rate environment. The yield on securities is historically lower than the yield on loans, and decreasing the ratio of securities to total earning assets will normally improve the yield on earning assets. The ratio of average daily securities to average earning assets for the nine-month and three-month periods ended September 30, 2002 were 26.2% and 25.9% compared to 28.4% and 27.8% for the same periods of 2001.

         The average daily loan balances for the first nine months of 2002 increased 3.9% to $757.4 million, over the average daily loan balances of $728.7 million for the same period of 2001. During the same period, loan interest income declined by $8.4 million, or 18.4%, to $37.1 million. The decrease was the result of a 180 basis point decrease in the tax equivalent yield on loans to 6.4% from 8.2% in the first nine months of 2001. The average daily loan balances for the third quarter of 2002 increased $24.9 million, or 3.3%, to $769.0 million, versus $744.1 million for the same period of 2001. During the same period, loan interest income declined by $2.4 million, or 16.2%, to $12.4 million versus $14.8 million during the third quarter of 2001. The decrease was the result of a 147 basis point decrease in the tax equivalent yield on loans, to 6.3%, versus 7.7% in the third quarter of 2001. In both the nine and three month periods ended September 30, 2002, increases in the average daily loan balances occurred despite the impact of the Company's September, 2001 branch divestiture, which included $24.4 million in loans.

         Income from short-term investments was $165,000 for the nine-month period and $73,000 for the three-month period ended September 30, 2002. This compares to $416,000 and $140,000 for the same periods of 2001. The $251,000 decrease between the nine-month periods was primarily the result of a 298 basis point decrease in yields. The $67,000 decrease between the three-month periods resulted primarily from a 187 basis point decrease in yields.

         The average daily securities balances for the first nine months of 2002 decreased $19.9 million, or 6.8%, to $274.1 million, versus $294.0 million for the same period of 2001. During the same periods, income from securities declined by $2.2 million, or 16.1%, to $11.3 million versus $13.5 million during the first nine months of 2001. The decrease was the result of the decrease in average daily balances of securities combined with a 59 basis point decline in the tax equivalent yields on securities, to 5.8% versus 6.4% in the first nine months of 2001. The average daily securities balances for the third quarter of 2002 decreased $18.1 million, or 6.2%, to $274.6 million, versus $292.7 million for the same period of 2001. During the same periods, income from securities declined by $613,000, or 14.0%, to $3.8 million versus $4.4 million during the third quarter of 2001. The decrease was the result of a 47 basis point decrease in the tax equivalent yield on securities, to 5.7%, versus 6.2% in the third quarter of 2001, combined with the decline in average daily securities balances.

         Total interest expense decreased $14.9 million, or 46.6%, to $17.1 million for the nine-month period ended September 30, 2002, from $31.9 million for the comparable period in 2001. The decrease was primarily the result of a 188 basis point decrease in the Company's daily cost of funds to 2.19%, versus 4.07% for the same period of 2001. Total interest expense decreased $3.8 million, or 40.4%, to $5.6 million for the three-month period ended September 30, 2002, from $9.4 million for the comparable period of 2001. The decrease was primarily the result of a 139 basis point decrease in the Company's daily cost of funds to 2.11%, versus 3.50%, for the same period of 2001. On an average daily basis, total deposits (including demand deposits) increased $1.8 million, or 0.2%, to $846.8 million for the nine-month period ended September 30, 2002, versus $845.0 million in the same period in 2001. The average daily deposit balances for the third quarter of 2002 increased $15.2 million, or 1.8%, to $869.3 million versus $854.1 million during the third quarter of 2001. In both the nine and three month periods ended September 30, 2002, increases in average daily total deposits occurred despite the impact of the Company's September, 2001 branch divestiture, which included $70.3 million in deposits. On an average daily basis, noninterest bearing demand deposits increased $10.0 million, or 7.3% and 7.0%, respectively, for both the nine and three-month periods ended September 30, 2002, versus the same periods in 2001. When comparing the nine months ended September 30, 2002 with the same period of 2001, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, decreased $8.1 million and the rate paid on such accounts declined by 247 basis points versus the same period in 2001. In the third quarter of 2002, the average daily balance of time deposits increased by $8.3 million and the rate paid on such accounts decreased by 189 basis points. During the remainder of 2002, management plans to continue efforts to grow relationship type accounts such as demand deposit and Investors' Weekly accounts, which pay a lower rate of interest compared to time deposit accounts and are generally viewed by management as stable and reliable funding sources. Average daily balances of borrowings decreased $8.4 million, or 4.2%, to $193.8 million for the nine months ended September 30, 2002 versus $202.2 million for the same period in 2001, and decreased $27.4 million, or 13.1%, for the three months ended September 30, 2002. The rate on borrowings decreased 201 basis points and 142 basis points, respectively, when comparing the nine and three month periods of 2002 with the same periods of 2001. On an average daily basis, total deposits (including demand deposits) and purchased funds decreased 0.6% and 1.2%, respectively, for the nine-month and three-month periods ended September 30, 2002 versus the same periods in 2001.

Provision for Loan Losses

         Based on management's review of the adequacy of the allowance for loan losses, provisions for losses on loans of $2.3 million and $1.0 million were recorded during the nine-month and three-month periods ended September 30, 2002, versus provisions of $1.5 million and $970,000 recorded during the same periods of 2001. The increase in the provision for loan losses for the nine month period reflected a number of factors, including the increase in the size of the loan portfolio, the amount of impaired loans, the amount of past due accruing loans (90 days or more), and management's overall view on current credit quality, as discussed in more detail below.


Noninterest Income

         Noninterest income categories for the nine and three-month periods ended September 30, 2002 and 2001 are shown in the following table:

                                                     Nine Months ended
                                                       September 30,
                                            ----------------------------------
                                                                      Percent
                                               2002        2001       Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Trust and brokerage fees                    $    1,889  $    2,023      (6.6)%
Service charges on deposits                      4,922       4,002      23.0
Other income (net)                               2,470       2,486      (0.6)
Net gains on the sale of branches                    0         753    (100.0)
Net gains on the sale of real estate
  mortgages held-for-sale                        1,204         792      52.0
Net securities gains                                55          52       5.8
                                            ----------  ----------  ----------
     Total noninterest income               $   10,540  $   10,108       4.3 %
                                            ==========  ==========  ==========

                                                    Three Months ended
                                                       September 30,
                                            ----------------------------------
                                                                      Percent
                                               2002        2001       Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Trust and brokerage fees                    $      590  $      600      (1.7)%
Service charges on deposits                      1,786       1,385      29.0
Other income (net)                                 727         864     (15.9)
Net gain on the sale of branches                     0         753    (100.0)
Net gains on the sale of real estate
  mortgages held-for-sale                          493         348      41.7
Net securities gains                                39          50     (22.0)
                                            ----------  ----------  ----------
     Total noninterest income               $    3,635  $    4,000      (9.1)%
                                            ==========  ==========  ==========

         Trust fees increased 16.9%, from $1.2 million to $1.4 million, in the first nine months of 2002 versus the same period in 2001. This increase was primarily in employee benefit plan, executorship, living trust and testamentary trust fees. Brokerage fees decreased 39.5%, from $846,000 to $512,000, in the first nine months of 2002 versus the same period in 2001, driven by nonrecurring fees received in 2001 of approximately $156,000 related to the sale of several annuity accounts, and reduced trading volume during 2002.

         The primary sources of the increase in service charges on deposit accounts were fees related to business checking accounts as well as fees related to new deposit services which were implemented in the first quarter of 2002.

         Other income consists of normal recurring fee income such as mortgage service fees, credit card fees, insurance fees, and safe deposit box rent, as well as other income that management classifies as non-recurring. Other fee income decreased $16,000 in the first nine months of 2002 versus the same period in 2001, and decreased $137,000 in the third quarter versus the same period in 2001. The primary driver behind the third quarter decrease was a $258,000 charge for non-cash impairment of the Bank's mortgage servicing rights versus a $175,000 charge in the third quarter of 2001.

         During the third quarter of 2001, the Company sold five non-strategic branches resulting in a gain of $753,000. Excluding this one-time gain, total non-interest income increased by 12.7% and 11.9%, respectively, in the first nine months and third quarter of 2002, versus the same periods in 2001.

         The increase in profits from the sale of mortgages reflected an increase in the volume of mortgages sold during the first nine months of 2002 versus sales during the first nine months of 2001. During the first nine months of 2002, the Company sold $64.1 million in mortgages versus $42.1 million in the comparable period of 2001. This increase in volume was the result of the low interest rate environment during 2002, which has resulted in increased mortgage refinance activity and increased demand for home mortgages.


Noninterest Expense

         Noninterest expense categories for the nine and three-month periods ended September 30, 2002, and 2001 are shown in the following table:


                                                    Nine Months ended
                                                       September 30,
                                            ----------------------------------
                                                                      Percent
                                               2002        2001       Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Salaries and employee benefits              $   13,937  $   13,202       5.6 %
Occupancy and equipment expense                  3,352       3,668      (8.6)
Other expense                                    9,013       8,628       4.5
                                            ----------  ----------  ----------
     Total noninterest expense              $   26,302  $   25,498       3.2 %
                                            ==========  ==========  ==========

                                                    Three Months ended
                                                       September 30,
                                            ----------------------------------
                                                                      Percent
                                               2002        2001       Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Salaries and employee benefits              $    4,803  $    4,616       4.1 %
Occupancy and equipment expense                  1,171       1,158       1.1
Other expense                                    2,733       3,040     (10.1)
                                            ----------  ----------  ----------
     Total noninterest expense              $    8,707  $    8,814      (1.2)%
                                            ==========  ==========  ==========

         The increase in salaries and employee benefits reflected normal salary increases and increases related to the employee 401(k) plan and incentive compensation plan. Total employees decreased to 460 at September 30, 2002, from 476 at September 30, 2001. This decrease resulted primarily from the reduction in staff in connection with the sale of the five bank branches in September, 2001.

         The decrease in occupancy and equipment expense was also primarily related to the sale of the five branch offices in the third quarter of 2001.

         Other expense includes corporate and business development, data processing fees, telecommunications, postage, and professional fees such as legal, accounting, and directors' fees. Other expense increased primarily due to increased data processing, advertising and public relations expenses incurred during the first nine-months of 2002 versus the same period of 2001. Other expense declined in the third quarter of 2002 versus the same period of 2001 primarily due to reduced professional fees.


Income Tax Expense

         Income tax expense increased $1.3 million, or 40.3%, for the first nine months of 2002, compared to the same period in 2001. Income tax expense for the third quarter of 2002 increased $214,000, or 15.9%, compared to the third quarter of 2001. The combined state franchise tax expense and the federal income tax expense as a percentage of income before income tax expense increased to 34.4% during the first nine months of 2002 compared to 31.2% during the same period in 2001. It increased to 34.6% for the third quarter of 2002 versus 32.7% for the third quarter of 2001. The increases were primarily due to greater profitability which resulted in a higher percentage of income being subject to the state franchise tax combined with the Company being taxed at the 35% federal tax rate in 2002 versus the 34% rate in 2001.


FINANCIAL CONDITION

         Total assets of the Company were $1.172 billion as of September 30, 2002, an increase of $34.0 million, or 3.0%, when compared to $1.138 billion as of December 31, 2001.

         Total cash and cash equivalents decreased by $18.9 million, or 23.9%, to $60.2 million at September 30, 2002 from $79.1 million at December 31, 2001. The decrease was attributable to funding needs associated with corresponding increases in the Company's securities and loans portfolios.

         Total securities available-for-sale increased by $6.5 million, or 2.4%, to $278.1 million at September 30, 2002 from $271.6 million at December 31, 2001. The increase was a result of a number of transactions in the securities portfolio. Paydowns of $46.8 million were received, and the amortization of premiums, net of the accretion of discounts, was $1.3 million. Maturities, calls and sales of securities totaled $12.4 million. These portfolio decreases were offset by securities purchases totaling $62.5 million, and an increase of $4.5 million in the fair value of the securities. The investment portfolio is managed to limit the Company's exposure to risk by containing mostly CMO's and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

         Real estate mortgages held-for-sale decreased by $7.4 million, or 86.5%, to $1.1 million at September 30, 2002 from $8.5 million at December 31, 2001. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the nine months ended September 30, 2002, $56.7 million in real estate mortgages were originated for sale and $64.1 million in mortgages were sold.

         Total loans, excluding real estate mortgages held-for-sale, increased by $54.3 million or 7.4% to $792.6 million at September 30, 2002 from $738.2 million at December 31, 2001. The mix of loan types within the Company's portfolio remained relatively unchanged, reflecting 75% commercial, 6% real estate and 19% consumer loans compared to 73% commercial, 6% real estate and 21% consumer loans at December 31, 2001.

         The allowance for loan losses increased $1.1 million, or 14.3%, to $9.1 million at September 30, 2002 from $7.9 million at December 31, 2001. Net charge-offs for the nine months ended September 30, were $1.2 million in 2002 and $1.0 million in 2001. The allowance for loan losses at September 30, 2002 was 1.15% of total loans, net of residential mortgage loans held for sale on the secondary market, versus 1.08% at December 31, 2001.

         The Company has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Commercial loans represent higher dollar loans to fewer customers and therefore higher credit risk. Pricing is adjusted to manage the higher credit risk associated with these types of loans. The majority of fixed rate mortgage loans, which represent increased interest rate risk, are sold in the secondary market, as well as some variable rate mortgage loans. The remainder of the variable rate mortgage loans and a small number of fixed rate mortgage loans are retained. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, as a result of the difficult economic climate, certain borrowers may experience difficulty and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

         Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable losses relating to specifically identified loans based on an evaluation as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. Since December 31, 2001, the percentage of loans internally adversely classified has increased. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The majority of the risk in the loan portfolio lies in the commercial loans that include commercial real estate loans. Accordingly, the Company allocated $6.9 million of the allowance to these loans, which comprise approximately 75% of the loan portfolio.

         At September 30, 2002, total nonperforming loans increased by $5.1 million to $7.6 million from $2.5 million at December 31, 2001. Loans delinquent 90 days or more that were included in the accompanying financial statements as accruing totaled $3.6 million versus $264,000 at December 31, 2001. Total impaired loans increased by $3.3 million to $13.3 million at September 30, 2002 from $10.0 million at December 31, 2001. The increases in the loans delinquent 90 days or more and accruing and impaired loans categories resulted primarily from one commercial credit totaling $3.3 million. The renewal of this loan has been complicated as more than one bank is involved, and therefore it is past maturity. While this loan is current as to principal and interest, there can be no assurance that it will remain current given the circumstances involved. The increase in nonperforming loans resulted from the addition of the aforementioned loan and one additional commercial loan of $1.7 million. The impaired loan total includes $3.9 million in nonaccrual loans. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

         Total deposits increased by $84.4 million, or 10.6%, to $877.8 million at September 30, 2002 from $793.4 million at December 31, 2001. The increase resulted from increases of $97.2 million in certificates of deposit and $5.0 million in savings accounts. Offsetting these increases were declines of $6.8 million in demand deposits, $5.5 million in Investors' Weekly accounts, $4.0 million in money market accounts and $1.2 million in NOW accounts.

         Total short-term borrowings decreased by $85.2 million, or 36.7%, to $146.9 million at June 30, 2002 from $232.1 million at December 31, 2001. The decrease resulted primarily from a $49.0 million decline in federal funds purchases combined with a $40.7 million decline in securities sold under agreements to repurchase. Offsetting these declines was a $5 million increase in other borrowings, primarily short-term advances from the Federal Home Loan Bank of Indianapolis.

         Total stockholders' equity increased by $8.6 million, or 11.6%, to $82.1 million at September 30, 2002 from $73.5 million at December 31, 2001. Net income of $8.8 million, less dividends of $2.9 million, plus the increase in the accumulated other comprehensive income of $2.8 million, less $154,000 for the cost of treasury stock acquired, comprised this increase.

         The Federal Deposit Insurance Corporation's (FDIC) risk based capital regulations require that all banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Company's ratios continue to be above "well capitalized" levels. As of September 30, 2002, the Company's Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio were 8.1%, 10.5% and 11.5%, respectively.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest rate risk represents the Company's primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2002. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company's needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At September 30, 2002, the Company's potential pretax exposure was within the Company's policy limit, and not significantly different from December 31, 2001.

ITEM 4 - CONTROLS AND PROCEDURES

         Based upon an evaluation within the 90 days prior to the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                              September 30, 2002

                          Part II - Other Information

Item 1. Legal proceedings

        There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits

            99.1 - Certificate of Chief Executive Officer

            99.2 - Certificate of Chief Financial Officer

        b.  Reports

            None

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                              September 30, 2002

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



                             LAKELAND FINANCIAL CORPORATION
                                     (Registrant)




Date: November 12, 2002      /s/Michael L. Kubacki
                             Michael L. Kubacki - President and Chief
                             Executive Officer




Date: November 12, 2002      /s/David M. Findlay
                             David M. Findlay - Executive Vice President
                             and Chief Financial Officer




Date: November 12, 2002      /s/Teresa A. Bartman
                             Teresa A. Bartman - Vice President and
                             Controller

                                Certifications

I, Michael L. Kubacki, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lakeland Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
        13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002      /s/Michael L. Kubacki
                             Michael L. Kubacki - Chief Executive Officer

                                Certifications

I, David M. Findlay, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lakeland Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
        13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002      /s/David M. Findlay
                             David M. Findlay - Chief Financial Officer