Form 10-K
period 2002-12-31
LAKELAND FINANCIAL CORP
filed 2003-03-07
CIK 721994

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2002

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


The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such other period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes  X      No___

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Stock Market on June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $152,816,786.

Number of shares of common stock outstanding at February 19, 2003: 5,770,565

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the Annual Meeting of Shareholders mailed on March 7, 2003 are incorporated by reference into Part III hereof.




                                                  LAKELAND FINANCIAL CORPORATION
                                                    Annual Report on Form 10-K
                                                         Table of Contents


                                                                                                    Page Number
                                    PART I

Item 1.    Business                                                                                        3
             Forward -Looking Statements                                                                   4
             Supervision and Regulation                                                                    7
             Industry Segments                                                                            12
           Guide 3 Information                                                                            13
Item 2.    Properties                                                                                     30
Item 3.    Legal Proceedings                                                                              31
Item 4.    Submission of Matters to a Vote of Security Holders                                            31

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters                          31
Item 6.    Selected Financial Data                                                                        32
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations          33
             Overview                                                                                     33
             Results of Operations                                                                        33
             Financial Condition                                                                          36
             Liquidity                                                                                    38
             Inflation                                                                                    40
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk                                     40
Item 8.    Financial Statements and Supplemental Data                                                     43
             Financial Statements                                                                         43
             Notes to Financial Statements                                                                47
             Report of Independent Auditors                                                               71
             Management's Responsibility for Financial Statements                                         72
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           73

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant                                             73
Item 11.   Executive Compensation                                                                         73
Item 12.   Security Ownership of Certain Beneficial Owners and Management                                 73
Item 13.   Certain Relationships and Related Transactions                                                 74
Item 14.   Controls and Procedures                                                                        74

                                    PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                75

Form 10-K Signature Page                                                                                  76
Form 10-K Certifications                                                                                  78
Exhibit 21                                                                                                80


                                    PART I


ITEM 1. BUSINESS

         The Company was incorporated under the laws of the State of Indiana on February 8, 1983. As used herein, the term "Company" refers to Lakeland Financial Corporation, or if the context dictates, Lakeland Financial Corporation and its wholly-owned subsidiaries, Lake City Bank, an Indiana state bank headquartered in Warsaw, Indiana, and Lakeland Capital Trust. Also included in the consolidated financial statements is LCB Investments Limited, a wholly-owned subsidiary of Lake City Bank which is a Bermuda corporation that manages a portion of the Bank's investment portfolio. All intercompany transactions and balances are eliminated in consolidation.

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

         The Bank's main banking office is located at 202 East Center Street, Warsaw, Indiana. As of December 31, 2002 the Bank had 41 offices in twelve counties throughout northern Indiana.

         Market Overview. While the Company operates in twelve counties, it currently defines operations by three primary geographical markets. They are the South Region, which includes Kosciusko and contiguous counties; the North Region, which includes Elkhart and St. Joseph Counties; and the East Region, which includes Allen and DeKalb Counties. The South Region includes the city of Warsaw and is the location of the Company's headquarters. The Company has had a presence in this region since 1873. It has been in the North Region since 1990, which includes the cities of Elkhart, South Bend and Goshen. The Company opened its first office in the East Region in 1999, which includes the cities of Fort Wayne and Auburn.

         The Company believes that these are well-established, diverse economic regions. The Company's markets include a mix of industrial and service companies with no business or industry concentrations. Furthermore, no single industry or employer dominates any of the markets. Fort Wayne represents the largest population center served by the Company with a population of 206,000, according to 2000 U.S. Census Bureau data. South Bend, with a 2000 population of 108,000 is the second largest city served by the Company. Elkhart, with a 2000 population of 52,000, is the third largest city that the Company currently serves. As a result of the presence of offices in twelve counties that are widely dispersed, no single city or industry represents an undue concentration.

         Expansion Strategy. The Company's expansion strategy is driven primarily by the potential for increased penetration in existing markets where opportunities for market share growth exists. Additionally, the Company looks to grow by entering new markets, in close geographic proximity to its current operations that the Company believes would be receptive to its strategic plan to deliver broad based financial services with a local flavor. The Company has recently focused on growth through de novo branching in locations that management believes have potential for creating new market opportunities or for further penetrating existing markets. In new markets, the Company believes it is critical to attract experienced local management with a similar philosophy in order to provide a basis for success.

         The Company also considers opportunities beyond current markets when the Company's board of directors and management believes that the opportunity will provide a desirable strategic fit without posing undue risk. The Company does not currently have any definitive understandings or agreements for any acquisitions.

         Products and Services. The Company is a full service commercial bank and provides commercial, retail, trust and investment services to its customers. Commercial products include commercial loans and technology-driven solutions to commercial customers' cash management needs such as CommerciaLink Internet business banking and on-line cash management services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans. The Company also has an Honors Private Banking program that is positioned to serve the more financially sophisticated customer with a menu including brokerage and trust services, executive mortgage programs and access to financial planning seminars and programs. The Bank's Prospero Program is dedicated to serving the expanding financial needs of the Latino community. The Company provides trust clients with traditional personal and corporate trust services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance.


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

         o The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.

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

         o Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board.

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

         The Bank competes with other major banks for large commercial deposit and loan accounts. The Bank is presently subject to an aggregate maximum loan limit to any single account pursuant to Indiana law. The Bank currently enforces an internal limit of $10.0 million, which is less than the amount permitted by law. This maximum limits the Bank from providing loans to those businesses or personal accounts whose borrowings periodically exceed this amount. In order to retain at least a portion of the banking business of these large borrowers, the Bank maintains correspondent relationships with other financial institutions. The Bank also participates with local and other banks in the placement of large borrowings in excess of its lending limit. The Bank is also a member of the Federal Home Loan Bank of Indianapolis in order to broaden its mortgage lending and investment activities and to provide additional funds, if necessary, to support these activities.

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

Employees

         At December 31, 2002, the Company, including its subsidiaries, had 427 full-time equivalent employees. Benefit programs include a pension plan, 401(k) plan, group medical insurance, group life insurance and paid vacations. Effective April 1, 2000, the defined benefit pension plan was frozen and employees can no longer accrue new benefits under that plan. The Bank is not a party to any collective bargaining agreement, and employee relations are considered good. The Company also has a stock option plan under which stock options may be granted to employees and directors.

Internet Website

         The Company maintains an Internet site at www.lakecitybank.com. The Company makes available free of charge on this site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

SUPERVISION AND REGULATION


         General

         Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Indiana Department of Financial Institutions (the "DFI"), the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Federal Deposit Insurance Corporation (the "FDIC"). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the "SEC") and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

         Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC insured deposits and depositors of the Bank, rather than shareholders.

         The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. As such, the following is qualified in its entirety by reference to applicable law. Any change in statutes, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

         The Company

         General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require. The Company is also subject to regulation by the DFI under Indiana law.

         Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

         The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." This authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

         Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, the Company has neither applied for nor received approval to operate as a financial holding company.

         Federal law also prohibits any person or company from acquiring "control" of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. "Control" is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances at 10% ownership.

         Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

         The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

         The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2002, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.

         Dividend Payments. The Company's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Indiana corporation, the Company is subject to the limitations of the Indiana General Business Corporation Law, which prohibits the Company from paying dividends if the Company is, or by payment of the dividend would become, insolvent, or if the payment of dividends would render the Company unable to pay its debts as they become due in the usual course of business. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

         Federal Securities Regulation. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

         The Bank

         General. The Bank is an Indiana-chartered bank, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). As an Indiana-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFI, the chartering authority for Indiana banks, and the FDIC, designated by federal law as the primary federal regulator of state-chartered, FDIC-insured banks that, like the Bank, are not members of the Federal Reserve System.

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

         During the year ended December 31, 2002, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2003, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

         FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2002, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

         Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI. The amount of the assessment is calculated on the basis of the bank's total assets. During the year ended December 31, 2002, the Bank paid supervisory assessments to the DFI totaling $79,000.

         Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. The FDIC has established the following minimum capital standards for state-chartered FDIC-insured non-member banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

         The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, regulations of the FDIC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

         Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be "well capitalized." Under the regulations of the FDIC, in order to be "well-capitalized" a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

         As of December 31, 2002: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was "well-capitalized," as defined by FDIC regulations.

         Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the Bank's retained net income for the year to date combined with its retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period.

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2002. As of December 31, 2002, approximately $14.5 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

         Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal shareholders of the Company and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

         Safety and Soundness Standards. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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

         Branching Authority. Indiana banks, such as the Bank, have the authority under Indiana law to establish branches anywhere in the State of Indiana, subject to receipt of all required regulatory approvals. State and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law. Indiana law permits interstate mergers subject to certain conditions, including a condition requiring an Indiana bank involved in an interstate merger to have been in existence and continuous operation for more than five years. Additionally, Indiana law allows out-of-state banks to acquire individual branch offices in Indiana and to establish new branches in Indiana subject to certain conditions, including a requirement that the laws of the state in which the out-of-state bank is headquartered grant Indiana banks authority to acquire and establish branches in that state.

         State Bank Investments and Activities. The Bank generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Indiana law. However, under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

         Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts) as follows: for transaction accounts aggregating $42.1 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.1 million, the reserve requirement is $1.083 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

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


                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                             INTEREST RATES AND INTEREST DIFFERENTIAL
                                                     (in thousands of dollars)

                                                                    2002                                     2001
                                                    -------------------------------------    -------------------------------------
                                                      Average      Interest                    Average      Interest
                                                      Balance       Income     Yield (1)       Balance       Income     Yield (1)
                                                    -----------  -----------  -----------    -----------  -----------  -----------
 ASSETS
 Earning assets:
   Loans:
     Taxable (2)(3)                                 $   766,962  $    49,083         6.40%   $   727,330  $    58,348         8.02%
     Tax exempt (1)                                       3,935          279         7.09          2,420          209         8.64

   Investments: (1)
     Available for sale                                 274,155       15,677         5.72        291,901       18,556         6.36

   Short-term investments                                12,672          191         1.51          9,778          405         4.14

   Interest bearing deposits                              4,283           70         1.61          2,437           80         3.24

                                                    -----------  -----------                 -----------  -----------
 Total earning assets                                 1,062,007       65,300         6.15%     1,033,866       77,598         7.51%

 Nonearning assets:
   Cash and due from banks                               42,904            0                      41,148            0

   Premises and equipment                                24,469            0                      26,423            0

   Other nonearning assets                               26,744            0                      27,429            0

   Less allowance for loan losses                        (8,662)           0                      (7,364)           0

                                                    -----------  -----------                 -----------  -----------
 Total assets                                       $ 1,147,462  $    65,300                 $ 1,121,502  $    77,598
                                                    ===========  ===========                 ===========  ===========

(1)   Tax exempt income was converted to a fully taxable equivalent basis at a 35 and 34 percent tax rate for 2002 and 2001. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)   Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2002 and
      2001, are included as taxable loan interest income.

(3)   Nonaccrual loans are included in the average balance of taxable loans.


                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                     (in thousands of dollars)

                                                                   2001                                     2000
                                                    -------------------------------------    -------------------------------------
                                                      Average     Interest                     Average     Interest
                                                      Balance      Income      Yield (1)       Balance      Income      Yield (1)
                                                    -----------  -----------  -----------    -----------  -----------  -----------
 ASSETS
 Earning assets:
   Loans:
     Taxable (2)(3)                                 $   727,330  $    58,348         8.02%   $   676,807  $    61,554         9.09%
     Tax exempt (1)                                       2,420          209         8.64          2,391          215         8.99

   Investments: (1)
     Available for sale                                 291,901       18,556         6.36        279,569       18,849         6.74

   Short-term investments                                 9,778          405         4.14          5,778          367         6.35

   Interest bearing deposits                              2,437           80         3.24            960           55         5.73

                                                    -----------  -----------                 -----------  -----------
 Total earning assets                                 1,033,866       77,598         7.51%       965,505       81,040         8.39%

 Nonearning assets:
   Cash and due from banks                               41,148            0                      41,202            0

   Premises and equipment                                26,423            0                      27,276            0

   Other nonearning assets                               27,429            0                      30,191            0

   Less allowance for loan losses                        (7,364)           0                      (6,813)           0

                                                    -----------  -----------                 -----------  -----------
 Total assets                                       $ 1,121,502  $    77,598                 $ 1,057,361  $    81,040
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

(2)   Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2001 and
      2000, are included as taxable loan interest income.

(3)   Nonaccrual loans are included in the average balance of taxable loans.


                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                     (in thousands of dollars)

                                                                     2002                                    2001
                                                    -------------------------------------    -------------------------------------
                                                      Average      Interest                    Average      Interest
                                                      Balance      Expense       Yield         Balance      Expense       Yield
                                                    -----------  -----------  -----------    -----------  -----------  -----------
 LIABILITIES AND STOCKHOLDERS'
  EQUITY

 Interest bearing liabilities:
   Savings deposits                                 $    53,792  $       404         0.75%   $    50,513  $       613         1.21%

   Interest bearing checking accounts                   231,712        3,592         1.55        230,144        7,447         3.24

   Time deposits:
     In denominations under $100,000                    203,531        7,491         3.68        211,728       11,151         5.27
     In denominations over $100,000                     224,437        5,604         2.50        203,067       10,639         5.24

   Miscellaneous short-term borrowings                  146,619        2,552         1.74        178,197        6,904         3.87

   Long-term borrowings                                  44,999        2,886         6.41         30,716        2,447         7.97

                                                    -----------  -----------                 -----------  -----------
 Total interest bearing liabilities                     905,090       22,529         2.49%       904,365       39,201         4.33%

 Noninterest bearing liabilities
  and stockholders' equity:
   Demand deposits                                      150,226            0                     137,011            0

   Other liabilities                                     13,093            0                      10,135            0

   Stockholders' equity                                  79,053            0                      69,991            0

 Total liabilities and stockholders'                -----------  -----------                 -----------  -----------
  equity                                            $ 1,147,462  $    22,529                 $ 1,121,502  $    39,201
                                                    ===========  ===========                 ===========  ===========

 Net interest differential - yield on
   average daily earning assets                                  $    42,771         4.03%                $    38,397         3.71%
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
                                                                 ===========                              ===========


                                           ANALYSIS OF CHANGES IN INTEREST DIFFERENTIALS
                                                 (fully taxable equivalent basis)
                                                     (in thousands of dollars)

                                                                               YEAR ENDED DECEMBER 31,

                                                          2002 Over (Under) 2001 (1)               2001 Over (Under) 2000 (1)
                                                    -------------------------------------    -------------------------------------
                                                      Volume        Rate         Total         Volume        Rate         Total
                                                    -----------  -----------  -----------    -----------  -----------  -----------
 INTEREST AND LOAN FEE INCOME (2)
   Loans:
     Taxable                                        $     3,043  $   (12,308) $    (9,265)   $     4,385  $    (7,591) $    (3,206)
     Tax exempt                                             113          (43)          70              3           (9)          (6)
   Investments:
     Available for sale                                  (1,085)      (1,794)      (2,879)           811       (1,105)        (294)

   Short-term investments                                    96         (310)        (214)           195         (157)          38

   Interest bearing deposits                                 42          (52)         (10)            56          (32)          24

                                                    -----------  -----------  -----------    -----------  -----------  -----------
 Total interest income                                    2,209      (14,507)     (12,298)         5,450       (8,894)      (3,444)
                                                    -----------  -----------  -----------    -----------  -----------  -----------

 INTEREST EXPENSE
   Savings deposits                                          38         (247)        (209)           (46)        (240)        (286)
   Interest bearing checking accounts                        50       (3,905)      (3,855)          (191)      (1,980)      (2,171)

   Time deposits
     In denominations under $100,000                       (417)      (3,243)      (3,660)           546       (3,449)      (2,903)
     In denominations over $100,000                       1,022       (6,057)      (5,035)         2,394          421        2,815

   Miscellaneous short-term borrowings                   (1,059)      (3,293)      (4,352)            93       (3,272)      (3,179)

   Long-term borrowings                                     982         (543)         439           (129)          53          (76)

                                                    -----------  -----------  -----------    -----------  -----------  -----------
 Total interest expense                                     616      (17,288)     (16,672)         2,667       (8,467)      (5,800)
                                                    -----------  -----------  -----------    -----------  -----------  -----------

 INCREASE (DECREASE) IN
   INTEREST DIFFERENTIALS                           $     1,593  $     2,781  $     4,374    $     2,783  $      (427) $     2,356
                                                    ===========  ===========  ===========    ===========  ===========  ===========

(1)   The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2002, 2001 and 2000. The changes in volume represent "changes in volume times the old rate". The changes in rate represent "changes in rate times old volume". The changes in rate/volume were also calculated by "change in rate times change in volume" and allocated consistently based upon the relative absolute values of the changes in volume and changes in rate.
(2)   Tax exempt income was converted to a fully taxable equivalent basis at a 35, 34 and 34 percent tax rate for 2002, 2001 and
      2000. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the
      TEFRA adjustment applicable to nondeductible interest expense.


                                                      ANALYSIS OF SECURITIES
                                                     (in thousands of dollars)

          The amortized cost and the fair value of securities as of December 31, 2002, 2001 and 2000 were as follows:

                                                                2002                      2001                      2000
                                                      ------------------------  ------------------------  ------------------------
                                                       Amortized      Fair       Amortized      Fair       Amortized      Fair
                                                         Cost         Value        Cost         Value        Cost         Value
                                                      -----------  -----------  -----------  -----------  -----------  -----------
 Securities available for sale:
   U.S. Treasury securities                           $     5,143  $     5,338  $     7,630  $     7,866  $    38,037  $    38,066
   U.S. Government agencies and corporations               11,371       11,946       11,528       11,574        6,672        6,550
   Mortgage-backed securities                             216,619      222,036      213,054      216,654      207,499      207,594
   State and municipal securities                          33,534       34,785       30,085       29,663       35,416       35,430
   Other debt securities                                        0            0        5,791        5,882        6,327        5,968

                                                      -----------  -----------  -----------  -----------  -----------  -----------
 Total debt securities available for sale             $   266,667  $   274,105  $   268,088  $   271,639  $   293,951  $   293,608
                                                      ===========  ===========  ===========  ===========  ===========  ===========


                                                  ANALYSIS OF SECURITIES (cont.)
                                                   (Fully Tax Equivalent Basis)
                                                     (in thousands of dollars)

          The weighted average yields (1) and maturity distribution (2) for debt securities portfolio at December 31, 2002, were as follows:


                                                                      After One         After Five
                                                     Within              Year              Years             Over
                                                      One               Within          Within Ten            Ten
                                                      Year            Five Years           Years             Years
                                                ----------------   ----------------   ----------------    -----------

 Securities available for sale:

 U.S. Treasury securities
   Book value                                 $           3,014  $           2,129  $               0   $          0
   Yield                                                  10.75%              6.13%

 Government agencies and corporations
   Book value                                                 0             11,371                  0              0
   Yield                                                                      5.88%

 Mortgage-backed securities
   Book value                                                 0             26,669             75,439        114,511
   Yield                                                                      3.71%              6.36%          6.14%

 State and municipal securities
   Book value                                                 0                100              1,379         32,055
   Yield                                                                      6.85%              5.52%          4.94%

 Other debt securities
   Book value                                                 0                  0                  0              0
   Yield
                                                ----------------   ----------------   ----------------    -----------

 Total debt securities available for sale:
   Book value                                 $           3,014  $          40,269  $          76,818   $    146,566
   Yield                                                 1 0.75%              4.45%              6.35%          5.88%
                                                ================   ================   ================    ===========


(1)   Tax exempt income was converted to a fully taxable equivalent basis at a 35% rate.
(2)   The maturity distribution of mortgage-backed securities was based upon anticipated payments as computed by using the historic average payment speed from date of issue.

         There were no investments in securities of any one issuer, other than the U.S. Government and its agencies that exceeded
10% of stockholders' equity at December 31, 2002.


                                                    ANALYSIS OF LOAN PORTFOLIO
                                                   Analysis of Loans Outstanding
                                                     (in thousands of dollars)

          The Company segregates its loan portfolio into four basic segments:  commercial (including agri-business and agricultural loans), real estate mortgages, installment and personal line of credit loans (including credit card loans). The loan portfolio as of December 31, 2002, 2001, 2000, 1999 and 1998 was as follows:



                                                                       2002         2001         2000         1999         1998
                                                                   -----------  -----------  -----------  -----------  -----------
 Commercial loans:
   Taxable                                                         $   619,963  $   534,645  $   487,125  $   419,034  $   343,858
   Tax exempt                                                            4,974        2,544        2,374        3,048        2,867
                                                                   -----------  -----------  -----------  -----------  -----------

 Total commercial loans                                                624,937      537,189      489,499      422,082      346,725

 Real estate mortgage loans                                             47,184       47,252       52,731       46,872       60,555

 Installment loans                                                      75,692       95,592      129,729      146,711      100,196

 Line of credit and credit card loans                                   74,863       58,190       46,917       38,233       31,020
                                                                   -----------  -----------  -----------  -----------  -----------

   Total loans                                                         822,676      738,223      718,876      653,898      538,496

 Less allowance for loan losses                                          9,533        7,946        7,124        6,522        5,510
                                                                    ----------  -----------  -----------  -----------  -----------

   Net loans                                                        $  813,143  $   730,277  $   711,752  $   647,376  $   532,986
                                                                    ==========  ===========  ===========  ===========  ===========

         The real estate mortgage loan portfolio included construction loans totaling $2,540, $2,354, $3,626, $4,488 and $2,975 as of December 31, 2002, 2001, 2000, 1999 and 1998. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.


                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                               Analysis of Loans Outstanding (cont.)
                                                     (in thousands of dollars)

         Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon scheduledmaturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2002.

                                                                                               Line of
                                                                      Real                   Credit and
                                                      Commercial     Estate     Installment  Credit Card     Total       Percent
                                                      -----------  -----------  -----------  -----------  -----------  -----------

 Original maturity of one day                         $   387,041  $         0  $         0  $    71,404  $   458,445         55.7%

 Other within one year                                     74,646       11,082       29,880        2,839      118,447         14.4

 After one year, within five years                        153,411        5,242       43,715          572      202,940         24.7

 Over five years                                            5,729       30,754        2,097           48       38,628          4.7

 Nonaccrual loans                                           4,110          106            0            0        4,216          0.5
                                                      -----------  -----------  -----------  -----------  -----------  -----------

   Total loans                                        $   624,937  $    47,184  $    75,692  $    74,863  $   822,676        100.0%
                                                      ===========  ===========  ===========  ===========  ===========  ===========

         A portion of the loans is short-term maturities. At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.

         Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2002 amounted to $229,214 and $38,703.


                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                                   Review of Nonperforming Loans
                                                     (in thousands of dollars)

         The following is a summary of nonperforming loans as of December 31, 2002, 2001, 2000, 1999 and 1998.

                                                                      2002         2001         2000         1999         1998
                                                                   -----------  -----------  -----------  -----------  -----------
PART A - PAST DUE ACCRUING LOANS (90 DAYS OR MORE)

Real estate mortgage loans                                         $         0  $       170  $       398  $         0  $         0

Commercial and industrial loans                                          3,245            0        7,635           20          159

Loans to individuals for household, family and
  other personal expenditures                                              142           94          171          151           68

Loans to finance agriculture production and
  other loans to farmers                                                     0            0            0            0            0
                                                                   -----------  -----------  -----------  -----------  -----------

  Total past due loans                                                   3,387          264        8,204          171          227
                                                                   -----------  -----------  -----------  -----------  -----------


PART B - NONACCRUAL LOANS

Real estate mortgage loans                                                 106           59           37            0            0

Commercial and industrial loans                                          4,110        2,175          169          329            0

Loans to individuals for household, family and
  other personal expenditures                                                0            0            0            0            0

Loans to finance agriculture production and
 other loans to farmers                                                      0            0            0            0            0
                                                                   -----------  -----------  -----------  -----------  -----------

  Total nonaccrual loans                                                 4,216        2,234          206          329            0
                                                                   -----------  -----------  -----------  -----------  -----------

PART C - TROUBLED DEBT RESTRUCTURED LOANS                                    0            0        1,127        1,179        1,281
                                                                   -----------  -----------  -----------  -----------  -----------

Total nonperforming loans                                          $     7,603  $     2,498  $     9,537  $     1,679  $     1,508
                                                                   ===========  ===========  ===========  ===========  ===========

         Nonearning assets of the Company include nonaccrual loans (as indicated above), nonaccrual investments, other real estate and repossessions, which amounted to $7,741 at December 31, 2002.

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

         As of December 31, 2002, there were $4.2 million of loans on nonaccrual status, most of which were also on impaired status. There were $7.3 million of loans classified as impaired.

PART C - TROUBLED DEBT RESTRUCTURED LOANS

         Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

         As of December 31, 2002 and 2001, there were no loans renegotiated as troubled debt restructurings.

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

Basis For Determining Allowance For Loan Losses:

         Management is responsible for determining the adequacy of the allowance for loan losses. This responsibility is fulfilled by management in a number of ways, including the following:

         1. Management reviews the larger individual loans (primarily in the commercial loan portfolio) for unfavorable collectibility factors and assesses the requirement for specific reserves on such credits. For those loans not subject to specific reviews, management reviews previous loan loss experience to establish historical ratios and trends in charge-offs by loan category. The ratios of net charge-offs to particular types of loans enable management to estimate charge-offs by loan category and thereby establish appropriate reserves for loans not specifically reviewed.

         2. Management reviews the current economic conditions of its lending market to determine the effects on loan charge-offs by loan category, in addition to the effects on the loan portfolio as a whole.

         3. Management reviews delinquent loan reports to determine risk of loan charge-offs. High delinquencies are generally indicative of an increase in future loan charge-offs.

         Based upon these policies and objectives, $3.1 million, $2.2 million and $1.2 million were charged to the provision for loan losses and added to the allowance for loan losses in 2002, 2001 and 2000.

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


                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                                       Summary of Loan Loss
                                                     (in thousands of dollars)

               The following is a summary of the loan loss experience for the years ended December 31, 2002, 2001, 2000, 1999 and
1998.

                                                                      2002         2001         2000         1999         1998
                                                                   -----------  -----------  -----------  -----------  -----------

Amount of loans outstanding, December 31,                          $   822,676  $   738,223  $   718,876  $   653,898  $   538,496
                                                                   ===========  ===========  ===========  ===========  ===========

Average daily loans outstanding during the year
  ended December 31,                                               $   770,897  $   729,750  $   679,198  $   605,170  $   489,336
                                                                   ===========  ===========  ===========  ===========  ===========

Allowance for loan losses, January 1,                              $     7,946  $     7,124  $     6,522  $     5,510  $     5,308
                                                                   -----------  -----------  -----------  -----------  -----------

Loans charged-off
  Commercial                                                             1,268          569          200          147            9
  Real estate                                                                0            0           30            6            0
  Installment                                                              509          868          483          252          329
  Credit cards and personal credit lines                                    98          103           35           30           78
                                                                   -----------  -----------  -----------  -----------  -----------

Total loans charged-off                                                  1,875        1,540          748          435          416
                                                                   -----------  -----------  -----------  -----------  -----------

Recoveries of loans previously charged-off
  Commercial                                                               270            3           45           10           44
  Real estate                                                                0           16            0            0            0
  Installment                                                              128          113           93          114           86
  Credit cards and personal credit lines                                     8            5            6           13            8
                                                                   -----------  -----------  -----------  -----------  -----------

Total recoveries                                                           406          137          144          137          138
                                                                   -----------  -----------  -----------  -----------  -----------

Net loans charged-off                                                    1,469        1,403          604          298          278
Provision for loan loss charged to expense                               3,056        2,225        1,206        1,310          480
                                                                   -----------  -----------  -----------  -----------  -----------

  Balance, December 31,                                            $     9,533  $     7,946  $     7,124  $     6,522  $     5,510
                                                                   ===========  ===========  ===========  ===========  ===========

Ratio of net charge-offs during the period to
  average daily loans outstanding
  Commercial                                                              0.13%        0.08%        0.02%        0.02%       (0.01)%
  Real estate                                                             0.00         0.00         0.00         0.00         0.00
  Installment                                                             0.05         0.10         0.06         0.02         0.05
  Credit cards and personal credit lines                                  0.01         0.01         0.01         0.01         0.02
                                                                   -----------  -----------  -----------  -----------  -----------

Total                                                                     0.19%        0.19%        0.09%        0.05%        0.06%
                                                                   ===========  ===========  ===========  ===========  ===========

Ratio of allowance for loan losses to
  Nonperforming assets                                                  123.15%      192.58%       73.83%      368.06%      258.20%
                                                                   ===========  ===========  ===========  ===========  ===========


                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                              Allocation of Allowance for Loan Losses
                                                     (in thousands of dollars)

            The following is a summary of the allocation for loan losses as of December 31, 2002, 2001, 2000, 1999 and 1998.

                                                                2002                      2001                      2000
                                                      ------------------------  ------------------------  ------------------------
                                                       Allowance     Loans as    Allowance     Loans as    Allowance     Loans as
                                                          For       Percentage      For       Percentage      For       Percentage
                                                         Loan        of Gross      Loan        of Gross      Loan        of Gross
                                                        Losses        Loans       Losses        Loans       Losses        Loans
                                                      -----------  -----------  -----------  -----------  -----------  -----------
 Allocated allowance for loan losses
   Commercial                                         $     7,824        75.96% $     6,412        72.77% $     5,205        68.09%
   Real estate                                                123         5.74          127         6.40          132         7.34
   Installment                                                573         9.20          728        12.95          974        18.04
   Credit cards and personal credit lines                     563         9.10          431         7.88          352         6.53
                                                      -----------  -----------  -----------  -----------  -----------  -----------

 Total allocated allowance for loan losses                  9,083       100.00%       7,698       100.00%       6,663       100.00%
                                                                   ===========               ===========               ===========

 Unallocated allowance for loan losses                        450                       248                       461
                                                      -----------               -----------               -----------

 Total allowance for loan losses                      $     9,533               $     7,946               $     7,124
                                                      ===========               ===========               ===========


                                                                1999                      1998
                                                      ------------------------  ------------------------
                                                       Allowance     Loans as    Allowance     Loans as
                                                          For       Percentage      For       Percentage
                                                         Loan        of Gross      Loan        of Gross
                                                        Losses        Loans       Losses        Loans
                                                      -----------  -----------  -----------  -----------
 Allocated allowance for loan losses
   Commercial                                         $     4,750        64.55% $     1,647        64.39%
   Real estate                                                120         7.17          130        11.24
   Installment                                              1,202        22.43          845        18.61
   Credit cards and personal credit lines                     185         5.85          130         5.76
                                                      -----------  -----------  -----------  -----------

 Total allocated allowance for loan losses                  6,257       100.00%       2,752       100.00%
                                                                   ===========               ===========

 Unallocated allowance for loan losses                        265                     2,758
                                                      -----------               -----------

 Total allowance for loan losses                      $     6,522               $     5,510
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


                                                       ANALYSIS OF DEPOSITS
                                                     (in thousands of dollars)

           The average daily deposits for the years ended December 31, 2002, 2001 and 2000, and the average rates paid on those deposits are summarized in the following table:


                                                                 2002                     2001                      2000
                                                       -----------------------  ------------------------  ------------------------
                                                         Average     Average      Average      Average      Average      Average
                                                          Daily       Rate         Daily        Rate         Daily        Rate
                                                         Balance      Paid        Balance       Paid        Balance       Paid
                                                       ----------- -----------  -----------  -----------  -----------  -----------

 Demand deposits                                       $   150,226        0.00% $   137,011         0.00% $   134,270         0.00%

 Savings and transaction accounts:
   Regular savings                                          53,792        0.75       50,513         1.21       53,372         1.68
   Interest bearing checking                               231,712        1.55      230,144         3.24      234,906         4.09

 Time deposits:
   Deposits of $100,000 or more                            224,437        2.50      203,067         5.24      157,040         4.98
   Other time deposits                                     203,531        3.68      211,728         5.27      203,539         6.90
                                                       -----------              -----------               -----------

 Total deposits                                        $   863,698        1.98% $   832,463         3.59% $   783,127         4.14%
                                                       ===========              ===========               ===========



           As of December 31, 2002, time certificates of deposit in denominations of $100,000 or more will mature as follows:


 Within three months                                   $   107,430

 Over three months, within six months                       69,067

 Over six months, within twelve months                      24,011

 Over twelve months                                         24,494
                                                       -----------

 Total time certificates of deposit in
   denominations of $100,000 or more                   $   225,002
                                                       ===========

                      QUALITATIVE MARKET RISK DISCLOSURE

         Management's market risk disclosure appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, below, and is incorporated herein by reference in response to this item. The Company's primary market risk exposure is interest rate risk. The Company does not have a material exposure to foreign currency exchange rate risk, does not own any material derivative financial instruments and does not maintain a trading portfolio.


                       RETURN ON EQUITY AND OTHER RATIOS

          The rates of return on average daily assets and stockholders' equity, the dividend payout ratio, and the average daily stockholders' equity to average daily assets for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                            2002         2001         2000
                                         -----------  -----------  -----------

Percent of net income to:
  Average daily total assets                    1.08%        0.90%        0.88%

  Average daily stockholders' equity           15.64        14.45        16.39

Percentage of dividends declared per
 common share to basic earnings per
 weighted average number of common
 shares outstanding (5,813,984 shares
 in 2002, 2001 and 2000)                       31.92        34.48        32.50

Percentage of average daily
  stockholders' equity to average
  daily total assets                            6.89         6.24         5.38

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

                                            2002         2001         2000
                                         -----------  -----------  -----------


Outstanding at year end                  $   124,969  $   149,117  $  138,154

Approximate average interest rate at
  year end                                      1.03%        1.91%       5.37%

Highest amount outstanding as of any
  month end during the year              $   139,857  $   160,628  $  143,677

Approximate average outstanding
  during the year                        $   116,214  $   140,277  $  121,267

Approximate average interest rate
  during the year                               1.49%        3.72%       5.35%


         Securities sold under agreement to repurchase include fixed rate, term transactions initiated by the investment department of the Bank, as well as corporate sweep accounts.

ITEM 2. PROPERTIES

         The Company conducts its operations from the following locations:

Branches/Headquarters
Main/Headquarters          202 East Center St.            Warsaw           IN
Warsaw Drive-up            East Center St.                Warsaw           IN
Akron                      102 East Rochester             Akron            IN
Argos                      100 North Michigan             Argos            IN
Auburn                     1220 East 7th St.              Auburn           IN
Bremen                     1600 Indiana State Road 331    Bremen           IN
Columbia City              601 Countryside Dr.            Columbia City    IN
Concord                    4202 Elkhart Rd.               Goshen           IN
Cromwell                   111 North Jefferson St.        Cromwell         IN
Elkhart Beardsley          864 East Beardsley St.         Elkhart          IN
Elkhart East               22050 State Road 120           Elkhart          IN
Elkhart Hubbard Hill       58404 State Road 19            Elkhart          IN
Elkhart Northwest          1208 North Nappanee St.        Elkhart          IN
Fort Wayne North           302 East DuPont Rd.            Fort Wayne       IN
Fort Wayne Northeast       10411 Maysville Rd.            Fort Wayne       IN
Fort Wayne Southwest       10429 Illinois Rd.             Fort Wayne       IN
Goshen Downtown            102 North Main St.             Goshen           IN
Goshen South               2513 South Main St.            Goshen           IN
Granger                    12830 State Road 23            Granger          IN
Huntington                 1501 North Jefferson St.       Huntington       IN
Kendallville East          631 Professional Way           Kendallville     IN
LaGrange                   901 South Detroit              LaGrange         IN
Ligonier Downtown          222 South Cavin St.            Ligonier         IN
Ligonier South             1470 U.S. Highway 33 South     Ligonier         IN
Medaryville                Main St.                       Medaryville      IN
Mentone                    202 East Main St.              Mentone          IN
Middlebury                 712 Wayne Ave.                 Middlebury       IN
Milford                    Indiana State Road 15 North    Milford          IN
Mishawaka                  5015 North Main St.            Mishawaka        IN
Nappanee                   202 West Market St.            Nappanee         IN
North Webster              644 North Main St.             North Webster    IN
Pierceton                  202 South First St.            Pierceton        IN
Plymouth                   862 East Jefferson St.         Plymouth         IN
Rochester                  507 East 9th St.               Rochester        IN
Shipshewana                895 North Van Buren St.        Shipshewana      IN
Silver Lake                102 Main St.                   Silver Lake      IN
South Bend Northwest       21113 Cleveland Rd.            South Bend       IN
Syracuse                   502 South Huntington           Syracuse         IN
Warsaw East                3601 Commerce Dr.              Warsaw           IN
Warsaw West                1221 West Lake St.             Warsaw           IN
Winona Lake                99 Chestnut St.                Winona Lake      IN
Winona Lake East           1324 Wooster Rd.               Winona Lake      IN


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

         In addition, the Company owns buildings at 110 South High St., Warsaw, Indiana, and 114-118 East Market St., Warsaw, Indiana, which it uses for various offices, a building at 113 East Market St., Warsaw, Indiana, which it uses for office and computer facilities, and a building at 109 South Buffalo St., Warsaw, Indiana, which it uses for training and development. The Company has purchased property at 410 Chevy Way, Warsaw, Indiana, where it intends to construct a full-service bank branch during 2003. The Company also leases from third parties facilities in Warsaw, Indiana, for the storage of supplies and in Elkhart, Indiana, for computer facilities.

         None of the Company's assets are the subject of any material encumbrances.

ITEM 3. LEGAL PROCEEDINGS

         There are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which the Company and the Bank are a party or of which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                                             4th      3rd      2nd      1st
                                           Quarter  Quarter  Quarter  Quarter
                                           -------  -------  -------  -------
2002

Trading range (per share)*
  Low                                      $ 22.22  $ 23.57  $ 20.10  $ 17.41
  High                                     $ 24.99  $ 29.76  $ 28.84  $ 20.45

Dividends declared (per share)             $  0.17  $  0.17  $  0.17  $  0.17


2001

Trading range (per share)*

  Low                                      $ 15.50  $ 15.10  $ 13.35  $ 11.63
  High                                     $ 17.62  $ 17.00  $ 15.87  $ 16.38

Dividends declared (per share)             $  0.15  $  0.15  $  0.15  $  0.15


* The trading ranges are the high and low as obtained from the Nasdaq Stock Market.


         In August, 1997, the common stock of the Company and the preferred stock of its wholly-owned subsidiary, Lakeland Trust, began trading on The Nasdaq Stock Market under the symbols LKFN and LKFNP. On December 31, 2002, the Company had approximately 550 shareholders of record.

         The Company paid dividends as set forth in the table above. The Company's ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay. See "Business - Supervision and Regulation - The Company - Dividend Payments" and "Business - Supervision and Regulation - The Bank - Dividend Payments" for a more detailed description of these limitations.


ITEM 6. SELECTED FINANCIAL DATA


                                                                     2002         2001         2000         1999         1998
                                                                  -----------  -----------  -----------  -----------  -----------
                                                                          (in thousands except share and per share data)

Interest income                                                   $    64,335  $    76,615  $    80,050  $    69,395  $    63,667

Interest expense                                                       22,529       39,201       45,001       37,093       36,091
                                                                  -----------  -----------  -----------  -----------  -----------

Net interest income  . . . . . . . . . . . . . . . . . . . . . .       41,806       37,414       35,049       32,302       27,576

Provision for loan losses                                               3,056        2,225        1,206        1,310          480
                                                                  -----------  -----------  -----------  -----------  -----------

Net interest income after provision
  for loan losses                                                      38,750       35,189       33,843       30,992       27,096
Other noninterest income                                               12,838       11,393       10,413        9,785        8,819
Net gain on sale of branches                                                0          753            0            0            0
Net gains on sale of real estate
  mortgages held for sale                                               1,914        1,232          504        1,302        1,467
Net securities gains (losses)                                              55          120            0        1,340        1,256
Noninterest expense                                                   (34,671)     (33,830)     (31,322)     (31,015)     (26,824)
                                                                  -----------  -----------  -----------  -----------  -----------

Income before income tax expense . . . . . . . . . . . . . . . .       18,886       14,857       13,438       12,404       11,814

Income tax expense                                                      6,520        4,744        4,116        4,085        3,926
                                                                  -----------  -----------  -----------  -----------  -----------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    12,366  $    10,113  $     9,322  $     8,319  $     7,888
                                                                  ===========  ===========  ===========  ===========  ===========

Basic weighted average common shares
  outstanding*                                                      5,813,984    5,813,984    5,813,984    5,813,984    5,813,984
                                                                  ===========  ===========  ===========  ===========  ===========

Basic earnings per common share*                                  $      2.13  $      1.74  $      1.60  $      1.43  $      1.36
                                                                  ===========  ===========  ===========  ===========  ===========

Diluted weighted average common shares
  outstanding*                                                      5,958,386    5,841,196    5,813,999    5,813,992    5,813,984
                                                                  ===========  ===========  ===========  ===========  ===========

Diluted earnings per common share*                                $      2.08  $      1.73  $      1.60  $      1.43  $      1.36
                                                                  ===========  ===========  ===========  ===========  ===========

Cash dividends declared*                                          $       .68  $      0.60  $      0.52  $      0.44  $      0.33
                                                                  ===========  ===========  ===========  ===========  ===========


* Adjusted for 2-for-1 stock split on April 30, 1998.


ITEM 6. SELECTED FINANCIAL DATA (continued)

                                                                     2002         2001         2000         1999         1998
                                                                  -----------  -----------  -----------  -----------  -----------
                                                                                          (in thousands)
Balances at December 31:
-----------------------------------------

Total assets                                                      $ 1,247,786  $ 1,137,712  $ 1,149,157  $ 1,039,843  $   978,909

Total deposits                                                    $   913,325  $   793,380  $   845,329  $   748,243  $   739,347

Total short-term borrowings                                       $   184,968  $   232,117  $   200,078  $   195,374  $   135,690

Long-term borrowings                                              $    31,348  $    11,389  $    11,433  $    16,473  $    21,386

Guaranteed preferred beneficial interests in
 Company's subordinated debentures                                $    19,345  $    19,318  $    19,291  $    19,264  $    19,238

Total stockholders' equity                                        $    83,880  $    73,534  $    64,973  $    54,194  $    55,156

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 41 offices in twelve counties in northern Indiana. The Company earned $12.4 million for the year ended 2002 versus $10.1 million for the year ended 2001, an increase of 22.3%. The increase was driven by a $4.4 million increase in net interest income and a $1.3 million increase in non-interest income. Offsetting these positive impacts were increases of $831,000 in the provision for loan losses and $841,000 in non-interest expense. The Company earned $10.1 million for the year ended 2001 versus $9.3 million for the year ended 2000, an increase of 8.5%. The increase was a result of a $2.4 million increase in net interest income and a $2.6 million increase in non-interest income. The increase in non-interest income included a one-time gain of $753,000 on the sale of five non-strategic branches during the third quarter of 2001. Offsetting these positive impacts were increases of $1.0 million in the provision for loan losses and $2.5 million in non-interest expense. Basic earnings per share for the year ended 2002 was $2.13 per share versus $1.74 per share for the year ended 2001 and $1.60 for the year ended 2000. Diluted earnings per share reflect the potential dilutive impact of stock options granted under an employee stock option plan. Diluted earnings per share for the year ended 2002 was $2.08 per share versus $1.73 per share for the year ended 2001 and $1.60 for the year ended 2000.

RESULTS OF OPERATIONS

2002 versus 2001

         The Company reported record net income of $12.4 million in 2002, an increase of $2.3 million, or 22.3%, versus net income of $10.1 million in 2001. Net interest income increased $4.4 million, or 11.7%, to $41.8 million versus $37.4 million in 2001. Net interest income increased primarily due to the implementation of a liability pricing strategy during 2001 that has resulted in an improved net interest margin and continued growth in the loan portfolio. Interest income decreased $12.3 million, or 16.0%, from $76.6 million in 2001 to $64.3 million in 2002. The decrease was driven primarily by a 134 basis point reduction in the tax equivalent yield on average earning assets over the year. Interest expense decreased $16.7 million, or 42.5%, from $39.2 million in 2001 to $22.5 million in 2002. The decrease was primarily the result of a 163 basis point decrease in the Company's daily cost of funds over the year. The Company had a net interest margin of 4.03% in 2002 versus 3.71% in 2001. Average earning assets increased by $27.1 million to $1.1 billion in 2002 versus $1.0 billion in 2001. The primary driver was a $40.1 million increase in the average daily loan balance. Deposits increased to fund the loan growth during 2002, driven primarily by increases of $13.6 million in the average daily time deposit balances and increases of $13.2 million in the average daily demand deposit balances. The increase in average daily total deposits occurred despite the impact of the Company's September, 2001 branch divestiture, which included $70.3 million in deposits. The Company believes that the growth in the loan portfolio will continue in conjunction with the strategic focus on commercial lending and the general expansion and penetration of the geographical markets the Company serves.

         Nonaccrual loans were $4.2 million, or 0.51% of total loans, at year end versus $2.2 million, or 0.30% of total loans, at the end of 2001. There were nine relationships totaling $7.3 million classified as impaired as of December 31, 2002 versus six relationships totaling $10.0 million at the end of 2001. One commercial credit represented $3.2 million of this amount in 2002. The renewal of this loan has been complicated as more than one bank is involved, and therefore it is past maturity. While this loan is current as to principal and interest, there can be no assurance that it will remain current given the circumstances involved. The removal of one credit that had a balance of $7.5 million at December 31, 2001 was offset by the addition of the aforementioned loan. The impaired loan that was removed from impaired status has been current on principal and interest for most of 2002 and was recently restructured as a personal loan to the principal of the corporate entity with the support of both the existing collateral and new collateral in the form of life insurance and additional pledged securities. In addition, full payment under the loan terms continues to be expected. Net charge-offs were $1.5 million in 2002 versus $1.4 million in 2001, representing 0.19% and 0.19% of average daily loans in 2002 and 2001. The provision for loan loss expense was $3.1 million in 2002, resulting in an allowance for loan losses at December 31, 2002 of $9.5 million, which represented 1.16% of the loan portfolio, versus $7.9 million in 2001, or 1.08% of the loan portfolio. The higher provision in 2002 versus 2001 was attributable to a number of factors, but was primarily a result of the more challenging economic conditions during 2002 and the resulting impact on asset quality as evidenced by an increase in the percentage of internally classified loans in 2002. The continuing growth of the commercial loan portfolio was also a factor in the determination of the provision for loan losses. The Company's management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

         Noninterest income was $14.8 million in 2002 versus $13.5 million in 2001, an increase of $1.3 million, or 9.7%. The increase was driven by a $1.4 million, or 26.1%, increase in service charges on deposit accounts which was largely due to fees related to new deposit services which were implemented in the first quarter of 2002, as well as fees associated with business checking accounts. The increase in noninterest income was also reflective of the low interest rate environment which encouraged new mortgage and mortgage refinancing activity. The increased mortgage activity resulted in a rise in the gains on sale of mortgages, which were $1.9 million versus $1.2 million in 2001, an increase of 55.4%. Trust and brokerage fees decreased $197,000, or 7.4%, to $2.5 million versus $2.6 million in 2001 as a result of a reduction in brokerage income from $1.1 million in 2001 to $695,000 in 2002. During 2001, the Company sold five non-strategic branches resulting in a gain of $753,000. Excluding this one-time gain, total noninterest income increased by $2.1 million, or 16.2%, in 2002 versus 2001.

         Noninterest expense increased 2.5% from $33.8 million in 2001 to $34.7 million in 2002. Salaries and wages increased $1.2 million, or 6.8%, to $18.5 million in 2002 versus $17.3 million in 2001. This increase was attributable to normal salary increases, increases related to the employee 401(k) plan and an expanded incentive compensation plan. Net occupancy expense and equipment costs decreased from $4.9 million in 2001 to $4.7 million in 2002 as a result of the sale of five non-strategic branches during the second half of 2001 and reductions in some operating expenses.

         As a result of these factors, income before income tax expense increased $4.0 million, or 27.1%, from $14.9 million in 2001 to $18.9 million in 2002. Income tax expense was $6.5 million in 2002 versus $4.7 million in 2001. Income tax as a percentage of income before tax was 34.5% in 2002 versus 31.9% in 2001. The increase in income tax as a percentage of income before tax was primarily due to greater profitability, as well as the adoption of FASB 147 during 2002, which resulted in the Company reversing previously amortized goodwill and related taxes for the year of $378,000. Both of these resulted in a higher percentage of income being subject to state franchise tax combined with the Company being taxed at the 35% federal tax rate in 2002 versus the 34% rate in 2001. Net income increased $2.3 million, or 22.3%, to $12.4 million in 2002 versus $10.1 million in 2001. Basic earnings per share in 2002 were $2.13, an increase of 22.4%, versus $1.74 in 2001. The Company's net income performance represented a 17.4% return on January 1, 2002, stockholders' equity (excluding the equity adjustment related to SFAS No. 115) versus 15.5% in 2001. The net income performance resulted in a 1.08% return on average daily assets in 2002 versus 0.90% in 2001.

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

         Nonaccrual loans were $2.2 million, or 0.30% of total loans at year end versus $206,000, or 0.03% of total loans at the end of 2000. There were six relationships totaling $10.0 million classified as impaired as of December 31, 2001 versus one impaired loan totaling $1.4 million at the end of 2000. One borrower represented $7.5 million of this amount in 2001. Subsequent to year end, these notes were consolidated as part of a restructuring of the debt into a single, amortizing loan. The borrower was current on all principal and interest under this note. In addition, the Company improved its collateral position by securing collateral totaling approximately $2.0 million of marketable securities supporting the personal guarantee. Net charge-offs were $1.4 million, or 0.19%, of average daily loans in 2001 versus $604,000, or 0.09%, of average daily loans in 2000. The provision for loan loss expense was $2.2 million in 2001, resulting in an allowance for loan losses at December 31, 2001 of $7.9 million, which represented 1.08% of the loan portfolio, versus $7.1 million in 2000, or 0.99%, of the loan portfolio. The higher provision in 2001 versus 2000 was attributable to a number of factors, but was primarily a result of the more challenging economic conditions during 2001 and the resulting impact on asset quality. The Company's management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

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

FINANCIAL CONDITION

         As of December 31, 2002, the Company had 41 offices serving twelve counties in northern Indiana. The Company added one new office during 2002. Since 1996, the Company has added fifteen new offices through acquisition and internal growth. The Company opened an office in Dekalb County in November, 2002. The Company intends to open a thirteenth office in Kosciusko County in 2003 and also continues to evaluate additional expansion opportunities. The Company will consider future acquisition and expansion opportunities with an emphasis on markets that it believes would be receptive to its business philosophy of local, independent banking. The Company sold five southern market branches during the third quarter of 2001 in order to help position the Company to focus on growth opportunities in its core northern markets, which are anchored by the cities of Warsaw, Fort Wayne, Elkhart and South Bend, Indiana.

         Total assets of the Company were $1.248 billion as of December 31, 2002, an increase of $110.1 million, or 9.7%, when compared to $1.138 billion as of December 31, 2001.

         Total cash and cash equivalents increased by $8.0 million, or 10.1%, to $87.1 million at December 31, 2002 from $79.1 million at December 31, 2001. The increase was primarily attributable to funding needs associated with a corresponding increase in the Company's deposits.

         Total securities available for sale increased by $2.5 million, or 0.9%, to $274.1 million at December 31, 2002 from $271.6 million at December 31, 2001. The increase was a result of a number of transactions in the securities portfolio. Paydowns of $74.1 million were received, and the amortization of premiums, net of the accretion of discounts, was $1.8 million. Maturities, calls and sales of securities totaled $14.9 million. These portfolio decreases were offset by securities purchases totaling $89.4 million and an increase of $3.9 million in the fair value of the securities. The investment portfolio is managed to limit the Company's exposure to risk and contains mostly collateralized mortgage obligations and other securities which are either directly or indirectly backed by the federal government or a local municipal government. The investment portfolio did not contain any corporate debt instruments or trust preferred instruments as of December 31, 2002.

         Real estate mortgages held for sale increased by $1.9 million, or 22.4%, to $10.4 million at December 31, 2002 from $8.5 million at December 31, 2001. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During 2002, $93.8 million in real estate mortgages were originated for sale and $91.8 million in mortgages were sold, compared to $68.3 and $60.0 in 2001.

         Total loans, excluding real estate mortgages held for sale, increased by $84.5 million or 11.4% to $822.7 million at December 31, 2002 from $738.2 million at December 31, 2001. The mix of loan types within the Company's portfolio extended a trend toward a higher percentage of the total loan portfolio being in commercial loans. The portfolio at year-end 2002 reflected 76% commercial, 6% real estate and 18% consumer loans compared to 73% commercial, 6% real estate and 21% consumer loans at December 31, 2001.

         At December 31, 2002, the allowance for loan losses was $9.5 million, or 1.16% of total loans outstanding, versus $7.9 million, or 1.08%, of total loans outstanding at December 31, 2001. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the following considerations.

         The Company has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Commercial loans represent higher dollar loans to fewer customers and therefore higher credit risk. Pricing is adjusted to manage the higher credit risk associated with these types of loans. The majority of fixed rate mortgage loans, which represent increased interest rate risk, are sold in the secondary market, as well as some variable rate mortgage loans. The remainder of the variable rate mortgage loans and a small number of fixed rate mortgage loans are retained. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, as a result of the difficult economic climate, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision.

         Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred losses relating to specifically identified loans based on an evaluation as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. Since December 31, 2001, the percentage of loans internally adversely classified has increased. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.

         The Company has experienced growth in total loans over the last three years of $168.8 million, or 25.8%. The concentration of this loan growth was in the commercial loan portfolio. Commercial loans comprised 76%, 73% and 68% of the total loan portfolio at December 31, 2002, 2001 and 2000. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and geography. Management believes that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to loan growth described above and current economic conditions.

         As a result of the methodology in determining the adequacy of the allowance for loan losses, the provision for loan losses was $3.1 million in 2002 versus $2.2 million in 2001. At December 31, 2002, total nonperforming loans increased by $5.1 million to $7.6 million from $2.5 million at December 31, 2001. Loans delinquent 90 days or more that were included in the accompanying financial statements as accruing totaled $3.4 million versus $264,000 at December 31, 2001. Total impaired loans decreased by $2.7 million to $7.3 million at December 31, 2002 from $10.0 million at December 31, 2001. The increase in loans delinquent 90 days or more and still accruing resulted primarily from one commercial credit totaling $3.2 million. The renewal of this loan has been complicated as more than one bank is involved, and therefore it is past maturity. While this loan is current as to principal and interest, there can be no assurance that it will remain current given the circumstances involved. The increase in nonperforming loans resulted from the addition of the aforementioned loan and one additional commercial loan of $1.7 million. The decrease in impaired loans was due primarily to the removal of one credit that had a balance of $7.5 million at December 31, 2001 offset by the addition of the aforementioned loan of $3.2 million. The impaired loan that was removed from impaired status has been current on principle and interest for most of 2002 and was recently restructured as a personal loan to the principal of the corporate entity with the support of both the existing collateral and new collateral in the form of life insurance and additional pledged securities. In addition, full payment under the loan terms continues to be expected. The impaired loan total includes $4.1 million in nonaccrual loans. The Company allocated $1.3 million and $1.4 million of the allowance for loan losses to the impaired loans in 2002 and 2001. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

         Overall, the trend in nonperforming loans reflects the softened economic conditions in some of the Company's markets, as well as the general economic weakness prevalent throughout much of the country. The Company believes that its overall expansion strategy has employed a credit risk management approach that promotes diversification and therefore creates a balanced portfolio with appropriate risk parameters.

         Total deposits increased by $119.9 million, or 15.1%, to $913.3 million at December 31, 2002 from $793.4 million at December 31, 2001. The increase resulted from increases of $95.9 million in certificates of deposit, $23.2 million in demand deposits, $7.5 million in NOW accounts and $5.6 million in savings accounts. Offsetting these increases were declines of $7.9 million in Investors' Weekly accounts and $3.9 million in money market accounts.

         Total short-term borrowings decreased by $47.1 million, or 20.3%, to $185.0 million at December 31, 2002 from $232.1 million at December 31, 2001. The decrease resulted primarily from a $24.1 million decline in securities sold under agreements to repurchase combined with a $19.0 million decline in federal funds purchases and a $4 million decline in other borrowings, primarily short-term advances from the Federal Home Loan Bank of Indianapolis.

           The Company believes that a strong, appropriately managed capital position is critical to long-term earnings and expansion. Bank regulatory agencies exclude the market value adjustment created by SFAS No. 115 (AFS adjustment) from capital adequacy calculations. Excluding this adjustment from the calculation, the Company had a total risk-based capital ratio of 11.1% and Tier I risk-based capital ratio of 10.1% as of December 31, 2002. These ratios met or exceeded the Federal Reserve's "well-capitalized" minimums of 10.0% and 6.0%, respectively.

         The ability to maintain and grow these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders' equity increased by 14.1% to $83.9 million as of December 31, 2002, from $73.5 million as of December 31, 2001. The increase in 2002 resulted from net income of $12.4 million less the following factors: (1) cash dividends of $3.9 million, (2) a favorable change in the AFS adjustment of $2.5 million, net of tax, (3) a negative minimum pension liability adjustment of $343,000, net of tax, and (4) $197,000 for the purchase of treasury stock. The 2002 AFS adjustment reflected a 299 basis point decrease in the two to five year U.S. Treasury rates during 2002. Total stockholders' equity increased by 13.2% to $73.5 million as of December 31, 2001, from $65,0 million as of December 31, 2000. The increase in 2001 resulted from net income of $10.1 million less the following factors: (1) cash dividends of $3.5 million, (2) a favorable change in the AFS adjustment of $2.6 million, net of tax, (3) a negative minimum pension liability adjustment of $441,000, net of tax, and (4) $125,000 for the purchase of treasury stock. This 2001 AFS adjustment reflected a 274 basis point decrease in the two to five year U.S. Treasury rates during 2001. Due to the fact that the securities portfolio is primarily fixed rate, a negative equity adjustment would likely occur if interest rates increased. Management has factored this into the determination of the size of the AFS portfolio to assure that stockholders' equity is adequate under various scenarios.

         Other than those indicated in this management's discussion, management is not aware of any known trends, events or uncertainties that would have a material effect on the Company's liquidity, capital and results of operations. In addition, management is not aware of any regulatory recommendations that, if implemented, would have such an effect.

         Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances which could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments and the valuation of mortgage servicing rights.

Liquidity

         Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. Given current prepayment assumptions, the cash flow from the securities portfolio is expected to provide approximately $81.4 million of funding in 2003.

         In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2002, the Company had $110.0 million in Federal Fund lines with correspondent banks and may borrow up to $100 million at the Federal Home Loan Bank of Indianapolis. The Company has its securities in the available for sale
(AFS) portfolio. Therefore the Company may sell securities to meet funding demands. Management believes that the securities in the AFS portfolio are of high quality and would therefore be marketable. Approximately 86.7% of this portfolio is comprised of U.S. Treasury securities, Federal agency securities or mortgage-backed securities directly or indirectly backed by the Federal government. In addition, the Company has historically sold mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.

         During 2002, cash and cash equivalents increased $8.0 million from $79.1 million as of December 31, 2001 to $87.1 million as of December 31, 2002. A $119.9 million increase in deposit balances was the primary driver behind this change. Other sources of funds included proceeds from the sale of loans of $93.1 million, proceeds from calls and maturities of securities totaling $83.4 million and proceeds from long term borrowings of $20.0 million. Uses of funds were purchases of securities of $89.4 million, an increase in net loans of $86.0 million, which is net of approximately $93.8 million of loans originated and sold during 2002, and an increase in other assets of $11.0 million due primarily to payments for an investment in bank owned life insurance totaling $13.4 million.

         During 2001, cash and cash equivalents decreased $9.9 million from $89.0 million as of December 2000 to $79.1 million as of December 31, 2001. The primary reason for this decrease was the effect of the branch sale. Other uses of funds were purchases of securities, an increase in loans and payments for the branch sale. Purchases of securities totaled $71.7 million. Net loans increased $46.6 million in 2001, which was net of approximately $68.3 million of loans originated and sold during 2001. Payments for the branch sale were $40.2 million. The major sources of funds included proceeds from sales, calls and maturities of securities of $96.5 million and proceeds from the sale of loans of $60.8 million. Lower interest rates created more demand for residential real estate mortgage loans and resulted in an increase in proceeds from the sale of mortgage loans.

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

         The following tables disclose information on the maturity of the Company's contractual long-term obligations and commitments.

                                                                      Payments Due by Period
                                           ---------------------------------------------------------------------------------
                                                              One  year                                           After 5
                                               Total           or less         1-3 years        4-5 years          years
                                           -------------    -------------    -------------    -------------    -------------
                                                                             (in thousands)
Long-term debt                             $      31,348    $      11,300    $      20,000    $           0    $          48
Trust preferred capital securities         $      19,345    $           0    $           0    $           0    $      19,345
                                           -------------    -------------    -------------    -------------    -------------
  Total contractual long-term
cash        obligations                    $      50,693    $      11,300    $      20,000    $           0    $      19,393
                                           =============    =============    =============    =============    =============

                                                                              Amount of Commitment Expiration Per Period
                                                                          --------------------------------------------------
                                                                                 Total
                                                                                 Amount        One year or       Over one
                                                                               Committed          less             year
                                                                             -------------    -------------    -------------
                                                                                              (in thousands)
Unused loan commitments                                                      $     307,836    $     217,134    $      90,702
Standby letters of credit                                                    $       8,365    $       7,082    $       1,283
                                                                             -------------    -------------    -------------
  Total commitments and letters of credit                                    $     316,201    $     224,216    $      91,985
                                                                             =============    =============    =============


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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management (ALCO) and Securities

         Interest rate risk represents the Company's primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk, does not own any material derivative financial instruments and does not maintain a trading portfolio. The Board of Directors annually reviews and approves the ALCO policy used to manage interest rate risk. This policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. Given the Company's mix of interest bearing liabilities and interest bearing assets on December 31, 2002, the net interest margin could be expected to decline in a falling interest rate environment and conversely, to increase in a rising rate environment. During 2001, the Federal Open Market Committee
(FOMC) lowered the target for the Federal Funds rate on eleven occasions, decreasing the rate from 6.50% on January 1, 2001 to 1.75% by December 31, 2001, a total of 475 basis points. These actions caused a corresponding decrease in Lake City Bank's prime rate from 9.50% to 4.75%. Due to the asset sensitive nature of the balance sheet, these rate decreases had an adverse impact on the Company's net interest margin during fiscal 2001. This low rate environment continued to have an adverse effect on the Company's net interest margin during fiscal year 2002. In November of 2002, the FOMC lowered the Fed Funds target rate another .50% to 1.25%. Lake City Bank's prime rate was also lowered .50% to 4.25%, which had an additional adverse effect on the net interest margin due to the asset sensitivity of the balance sheet. The Company utilizes a computer program to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves, as well as other factors. The ALCO committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. Although management does not consider GAP ratios in this planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company's cumulative repricing GAP ratio as of December 31, 2002, for the next 12 months, was 4.44% of earning assets.

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


                                                                                  2002
                                                                  Principal/Notional Amount Maturing in:
                                         -----------------------------------------------------------------------------------------
                                                                              (in thousands)
                                         -----------------------------------------------------------------------------------------

                                                                                                                          Fair
                                                                                                                          Value
                                          Year 1     Year 2     Year 3     Year 4     Year 5    Thereafter    Total      12/31/02
                                         ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------
Rate sensitive assets:
  Fixed interest rate loans              $ 118,552  $  90,362  $  54,746  $  31,689  $  21,441  $    7,199  $  323,989  $  329,494
  Average interest rate                       7.01%      7.46%      7.29%      7.28%      6.72%       7.54%       7.20%
  Variable interest rate loans           $ 472,951  $   1,229  $   1,187  $   1,147  $   1,139  $   31,429  $  509,082  $  507,516
  Average interest rate                       4.53%      7.74%      7.33%      6.97%      6.64%       4.85%       4.58%
  Fixed interest rate securities         $  93,507  $  90,190  $  28,908  $  10,261  $   5,944  $   36,801  $  265,611  $  273,017
  Average interest rate                       6.21%      6.06%      5.75%      6.16%      5.50%       5.00%       5.18%
  Variable interest rate securities      $     110  $     110  $     110  $     110  $     110  $      506  $    1,056  $    1,088
  Average interest rate                       4.59%      5.22%      5.22%      5.22%      5.22%       5.44%       5.30%
  Other interest-bearing assets          $  13,000          -          -          -          -           -  $   13,000  $   13,000
  Average interest rate                       1.25%         -          -          -          -           -        1.25%
Rate sensitive liabilities:
  Noninterest bearing checking           $  10,025  $   8,945  $   1,620  $   1,542  $   2,256  $  168,399  $  192,787  $  192,787
  Average interest rate                          -          -          -          -          -           -           -
  Savings & interest bearing checking    $  17,448  $  15,754  $  13,991  $  12,708  $  10,190  $  213,992  $  284,083  $  284,083
  Average interest rate                       1.23%      1.23%      1.23%      1.23%      1.23%       0.98%       1.05%
  Time deposits                          $ 335,796  $  45,339  $  22,332  $   3,229  $  28,298  $    1,461  $  436,455  $  442,948
  Average interest rate                       2.32%      3.84%      4.06%      3.82%      4.92%       2.99%       2.75%
  Fixed interest rate borrowings         $ 170,268  $  20,000          -          -          -  $   19,393  $  209,661  $  211,717
  Average interest rate                       1.28%      3.96%         -          -          -        8.95%       2.24%
  Variable interest rate borrowings      $  26,000          -          -          -          -           -  $   26,000  $   26,000
  Average interest rate                       1.33%         -          -          -          -           -        1.33%


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


         These tables illustrate the Company's growth during 2002 and the effect of the rate cuts during fiscal years 2002 and
2001. The changes in the balances primarily reflect the growth of the Company's existing offices and acceptance of the one office opened during 2002. The increase in loans during 2002 was driven primarily by strong growth in the Company's commercial loan portfolio. The average interest rates show the effect of the low interest rate environment during the year.

         The Company's investment portfolio consists of U.S. Treasuries, agencies, mortgage-backed securities and municipal bonds. During 2002, purchases in the securities portfolio consisted primarily of mortgage-backed and municipal securities. As of December 31, 2002, the Company's investment in mortgage-backed securities represented approximately 81% of total securities and consisted of CMOs and mortgage pools issued by GNMA, FNMA and FHLMC. The federal government backs these securities, directly or indirectly. All mortgage securities purchased by the Company are within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company's investment policy. The Company uses Bloomberg analytics to evaluate and monitor all purchases. As of December 31, 2002, the securities in the AFS portfolio had a one and one-third year average life with approximately 8% price depreciation in the event of a 300 basis points upward movement. The portfolio had approximately 4% price appreciation in the event of a 300 basis point downward movement in rates. As of December 31, 2002, all mortgage securities were performing in a manner consistent with management's original expectations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
---------------------------------------------------------------------------------------------------------------------------------
December 31                                                                                                 2002         2001
                                                                                                         -----------  -----------
ASSETS
Cash and due from banks                                                                                  $    74,149  $    70,219
Short-term investments                                                                                        13,000        8,904
                                                                                                         -----------  -----------
  Total cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       87,149       79,123

Securities available for sale (carried at fair value)                                                        274,105      271,639
Real estate mortgages held for sale                                                                           10,395        8,493

Total loans                                                                                                  822,676      738,223
Less allowance for loan losses                                                                                 9,533        7,946
                                                                                                         -----------  -----------
  Net loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      813,143      730,277

Land, premises and equipment, net                                                                             24,768       24,252
Accrued income receivable                                                                                      4,999        5,441
Goodwill                                                                                                       4,970            0
Other intangible assets                                                                                        1,042        6,161
Other assets                                                                                                  27,215       12,326
                                                                                                         -----------  -----------
  Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,247,786  $ 1,137,712
                                                                                                         ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits                                                                             $   192,787  $   169,549
Interest bearing deposits                                                                                    720,538      623,831
                                                                                                         -----------  -----------
  Total deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      913,325      793,380

Short-term borrowings
  Federal funds purchased                                                                                     30,000       49,000
  Securities sold under agreements to repurchase                                                             124,968      149,117
  U.S. Treasury demand notes                                                                                   4,000        4,000
  Other short-term borrowings                                                                                 26,000       30,000
                                                                                                         -----------  -----------
    Total short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      184,968      232,117

Accrued expenses payable                                                                                      12,503        6,131
Other liabilities                                                                                              2,417        1,843
Long-term borrowings                                                                                          31,348       11,389
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                                                           19,345       19,318
                                                                                                         -----------  -----------
    Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,163,906    1,064,178

Commitments, off-balance sheet risks and contingencies

STOCKHOLDERS' EQUITY

Common stock: 90,000,000 shares authorized, no par value,
  5,813,984 shares issued, 5,767,010 outstanding as of December 31, 2002;
  5,813,984 shares issued, 5,775,632 outstanding as of December 31, 2001                                       1,453        1,453
Additional paid-in capital                                                                                     8,537        8,537
Retained earnings                                                                                             70,819       62,378
Accumulated other comprehensive income (loss)                                                                  3,937        1,835
Treasury stock, at cost (2002 - 46,974 shares, 2001 - 38,352 shares)                                            (866)        (669)
                                                                                                         -----------  -----------
  Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       83,880       73,534
                                                                                                         -----------  -----------
    Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,247,786  $ 1,137,712
                                                                                                         ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements


CONSOLIDATED STATEMENTS OF INCOME (in thousands except share and per share data)
---------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                                         2002         2001         2000
                                                                                            -----------  -----------  -----------
NET INTEREST INCOME
Interest and fees on loans
  Taxable                                                                                   $    49,083  $    58,348  $    61,554
  Tax-exempt                                                                                        181          138          142
Interest and dividends on securities
  Taxable                                                                                        13,205       15,874       16,150
  Tax-exempt                                                                                      1,607        1,770        1,782
Interest on short-term investments                                                                  259          485          422
                                                                                            -----------  -----------  -----------
    Total interest income                                                                        64,335       76,615       80,050

Interest on deposits                                                                             17,091       29,850       32,395
Interest on borrowings
  Short-term                                                                                      2,552        6,904       10,083
  Long-term                                                                                       2,886        2,447        2,523
                                                                                            -----------  -----------  -----------
    Total interest expense                                                                       22,529       39,201       45,001
                                                                                            -----------  -----------  -----------

NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        41,806       37,414       35,049

Provision for loan losses                                                                         3,056        2,225        1,206
                                                                                            -----------  -----------  -----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        38,750       35,189       33,843

NONINTEREST INCOME
Trust and brokerage income                                                                        2,451        2,648        2,133
Service charges on deposits                                                                       6,717        5,326        4,721
Other income                                                                                      3,670        3,419        3,559
Net gain on sale of branches                                                                          0          753            0
Net gains on the sale of loans held for sale                                                      1,914        1,232          504
Net securities gains                                                                                 55          120            0
                                                                                            -----------  -----------  -----------
  Total noninterest income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,807       13,498       10,917

NONINTEREST EXPENSE
Salaries and employee benefits                                                                   18,501       17,324       15,927
Net occupancy expense                                                                             2,174        2,080        2,095
Equipment costs                                                                                   2,483        2,801        2,991
Other expense                                                                                    11,513       11,625       10,309
                                                                                            -----------  -----------  -----------
  Total noninterest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        34,671       33,830       31,322
                                                                                            -----------  -----------  -----------

INCOME BEFORE INCOME TAX EXPENSE                                                                 18,886       14,857       13,438

Income tax expense                                                                                6,520        4,744        4,116
                                                                                            -----------  -----------  -----------

NET INCOME . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    12,366  $    10,113  $     9,322
                                                                                            ===========  ===========  ===========

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                              5,813,984    5,813,984    5,813,984
                                                                                            ===========  ===========  ===========

BASIC EARNINGS PER COMMON SHARE                                                             $      2.13  $      1.74  $      1.60
                                                                                            ===========  ===========  ===========

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                            5,958,386    5,841,196    5,813,999
                                                                                            ===========  ===========  ===========

DILUTED EARNINGS PER COMMON SHARE                                                           $      2.08  $      1.73  $      1.60
                                                                                            ===========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands except share and per share data)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                         Accumulated
                                                               Additional                   Other                      Total
                                                    Common      Paid-in     Retained    Comprehensive   Treasury    Stockholders'
                                                    Stock       Capital     Earnings    Income (Loss)     Stock        Equity
                                                 -----------  -----------  -----------  -------------  -----------  -------------

Balance at January 1, 2000                       $     1,453  $     8,537  $    49,422  $      (4,797) $      (421) $      54,194

Comprehensive income:
  Net Income                                                                     9,322                                      9,322
  Unrealized gain/(loss) on
    available for sale securities
    arising during the period                                                                   4,590                       4,590
  Reclassification adjustments
    for accumulated (gains)
    losses included in net income                                                                   0                           0
      Comprehensive income (net of                                                                                  -------------
        taxes of $3,011)                                                                                                   13,912
  Cash dividends declared, $.52
    per share                                                                     (3,010)                                  (3,010)
  Acquisition of treasury stock                                                                               (123)          (123)
                                                 -----------  -----------  -----------  -------------  -----------  -------------
Balance at December 31, 2000                           1,453        8,537       55,734           (207)        (544)        64,973

Comprehensive income:
  Net Income                                                                    10,113                                     10,113
  Unrealized gain/(loss) on
    available for sale securities
    arising during the period                                                                   2,556                       2,556
  Reclassification adjustments
    for accumulated (gains)
    losses included in net income,
    net of taxes                                                                                  (73)                        (73)
      Net securities gain/(loss)                                                        -------------               -------------
        activity during the period
        (net of taxes of $1,411)                                                                2,483                       2,483
  Minimum pension liability adjustment
    (net of taxes of $(290))                                                                     (441)                       (441)
                                                                                                                    -------------
      Comprehensive income                                                                                                 12,155
  Cash dividends declared, $.60
    per share                                                                   (3,469)                                    (3,469)
  Acquisition of treasury stock                                                                               (125)          (125)
                                                 -----------  -----------  -----------  -------------  -----------  -------------
Balance at December 31, 2001                           1,453        8,537       62,378          1,835         (669)        73,534

Comprehensive income:
  Net Income                                                                    12,366                                     12,366
  Unrealized gain/(loss) on
    available for sale securities
    arising during the period                                                                   2,478                       2,478
  Reclassification adjustments
    for accumulated (gains)
    losses included in net income,
    net of taxes                                                                                  (33)                        (33)
      Net securities gain/(loss)                                                        -------------               -------------
        activity during the period
        (net of taxes of $1,442)                                                                2,445                       2,445
  Minimum pension liability adjustment
    (net of taxes of $(245))                                                                     (343)                       (343)
                                                                                                                    -------------
      Comprehensive income                                                                                                 14,468
  Cash dividends declared, $.68
    per share                                                                   (3,925)                                    (3,925)
  Acquisition of treasury stock                                                                               (197)          (197)
                                                 -----------  -----------  -----------  -------------  -----------   ------------
Balance at December 31, 2002                     $     1,453  $     8,537  $    70,819  $       3,937  $      (866)  $     83,880
                                                 ===========  ===========  ===========  =============  ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
---------------------------------------------------------------------------------------------------------------------------------
  Year Ended December 31                                                                       2002         2001         2000
                                                                                            -----------  -----------  -----------
   Cash flows from operating activities:
   Net income                                                                               $    12,366  $    10,113  $     9,322
    Adjustments to reconcile net income to net cash from operating activities:
     Depreciation                                                                                 2,291        2,338        2,429
      Provision for loan losses                                                                   3,056        2,225        1,206
      Pension plan curtailment gain                                                                   0            0         (500)
      Amortization of intangible assets                                                             176          825          925
      Amortization of loan servicing rights                                                         452          307          233
      Net impairment of loan servicing rights                                                       334          388            0
      Loans originated for sale                                                                 (93,751)     (68,306)     (21,430)
      Net gain on sale of loans                                                                  (1,914)      (1,232)        (504)
      Proceeds from sale of loans                                                                93,142       60,833       22,420
      Net (gain) loss on sale of premises and equipment                                              25          (14)           0
      Net (gain) on sale of branches                                                                  0         (753)           0
      Net gain on sale of securities available for sale                                             (55)        (120)           0
      Net securities amortization                                                                 1,753        1,131          970
      (Increase) decrease in income receivable                                                      442        1,303       (1,324)
      Increase (decrease) in accrued expenses payable                                             1,666       (2,291)       2,275
      (Increase) decrease in other assets                                                         2,417          192         (153)
      Increase (decrease) in other liabilities                                                     (680)        (127)        (657)
                                                                                            -----------  -----------  -----------
         Total adjustments                                                                        9,354       (3,301)       5,890
                                                                                            -----------  -----------  -----------
            Net cash from operating activities . . . . . . . . . . . . . . . . . . . . . .       21,720        6,812       15,212

  Cash flows from investing activities:
      Proceeds from sale of securities available for sale                                         5,771       18,450            0
      Proceeds from maturities, calls and principal paydowns of
         securities available for sale                                                           83,371       78,067       38,750
      Purchases of securities available for sale                                                (89,419)     (71,665)     (54,306)
      Purchase of life insurance                                                                (13,368)           0            0
      Net increase in total loans                                                               (85,966)     (46,643)     (65,582)
      Proceeds from sales of land, premises and equipment                                            11            0          436
      Purchases of land, premises and equipment                                                  (2,843)      (1,476)      (2,354)
      Net payments from branch divestitures                                                           0      (40,233)           0
                                                                                            -----------  -----------  -----------
       Net cash from investing activities  . . . . . . . . . . . . . . . . . . . . . . . .     (102,443)     (63,500)     (83,056)

  Cash flows from financing activities:
      Net increase in total deposits                                                            119,945       18,300       97,086
      Proceeds from short-term borrowings                                                    28,841,949   32,481,163   24,058,107
      Payments on short-term borrowings                                                     (28,889,098) (32,449,124) (24,053,403)
      Proceeds from long-term borrowings                                                         20,000            0            0
      Payments on long-term borrowings                                                              (41)         (44)      (5,040)
      Dividends paid                                                                             (3,809)      (3,352)      (2,894)
      Purchase of treasury stock                                                                   (197)        (125)        (123)
                                                                                            -----------  -----------  -----------
        Net cash from financing activities . . . . . . . . . . . . . . . . . . . . . . . .       88,749       46,818       93,733
                                                                                            -----------  -----------  -----------
  Net increase in cash and cash equivalents                                                       8,026       (9,870)      25,889
      Cash and cash equivalents at beginning of the year                                         79,123       88,993       63,104
                                                                                            -----------  -----------  -----------
    Cash and cash equivalents at end of year . . . . . . . . . . . . . . . . . . . . . . .  $    87,149  $    79,123  $    88,993
                                                                                            ===========  ===========  ===========
    Cash paid during the year for:
      Interest                                                                              $    22,610  $    40,963  $    43,351
    Income taxes                                                                            $     7,249  $     5,345  $     4,605
  Loans transferred to other real estate                                                    $        44  $     1,435  $         0

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Nature of Operations and Principles of Consolidation:

         The consolidated financial statements include Lakeland Financial Corporation and its wholly-owned subsidiaries, Lake City Bank and Lakeland Capital Trust, together referred to as (the "Company"). Also included in the consolidated financial statements is LCB Investments Limited, a wholly-owned subsidiary of Lake City Bank, which is a Bermuda corporation that manages a portion of the Bank's investment portfolio. All intercompany transactions and balances are eliminated in consolidation.

         The Company provides financial services through its subsidiary, Lake City Bank (the "Bank"), a full-service commercial bank with 41 branch offices in twelve counties in northern Indiana. The Company provides commercial, retail, trust and investment services to its customers. Commercial products include commercial loans and technology-driven solutions to commercial customers' cash management needs such as CommerciaLink Internet business banking and on-line cash management services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans. The Company also has an Honors Private Banking program that is positioned to serve the more financially sophisticated customer with a menu including brokerage and trust services, executive mortgage programs and access to financial planning seminars and programs. The Bank's Prospero Program is dedicated to serving the expanding financial needs of the Latino community. The Company provides trust clients with traditional personal and corporate trust services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance. Other financial instruments, which represent potential concentrations of credit risk, include deposit accounts in other financial institutions.

Use of Estimates:

         To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ. The allowance for loan losses, the fair values of financial instruments and the fair value of loan servicing rights are particularly subject to change.

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

         The Company does not have any material derivative instruments for presentation nor does the Company participate in any hedging activities.

Loans:

         Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market on an aggregate basis.

         Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt and the loan is placed on nonaccrual. All unpaid accrued interest is reversed and interest income is subsequently recorded only to the extent cash payments are received. Accrual status is resumed when all contractually due payments are brought current and future payments are reasonably assured. Consumer installment loans, except those loans that are secured by real estate, are not placed on a nonaccrual status since these loans are charged-off when they have been delinquent from 90 to 180 days, and when the related collateral, if any, is not sufficient to offset the indebtedness. Advances under Mastercard and Visa programs, as well as advances under all other consumer line of credit programs, are charged-off when collection appears doubtful.

Allowance for Loan Losses:

         The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, internal loan grade classifications, economic conditions, and other factors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as future events change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.

         A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Mortgage and Commercial loans, when they have been delinquent from 90 to 180 days, are reviewed to determine if a charge-off is necessary, if the related collateral, if any, is not sufficient to offset the indebtedness.

Investments in Limited Partnerships:

         Investments in limited partnerships represent the Company's investments in affordable housing projects for the primary purpose of available tax benefits. The Company is a limited partner in these investments and as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership's earnings or losses in its income statement and adjusts the carrying amount of the investments on the balance sheet. These investments are measured for impairment through the lower of cost or market approach. The balance at December 31, 2002 and 2001 was $495,000 and $501,000.

Foreclosed Assets:

         Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. At December 31, 2002 and 2001, the balance of repossessed assets and real estate owned was $138,000 and $1.6 million and are included with other assets on the balance sheet.

 Land, Premises and Equipment:

         Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the useful lives of the assets. Premises assets have useful lives between 7 and 50 years. Equipment assets have useful lives between 3 and 10 years.

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

Bank Owned Life Insurance:

         The Company purchased $13.4 million of life insurance policies on certain officers to replace group term life insurance for these individuals. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Goodwill and Other Intangibles Assets:

         Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. On October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 supersedes SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142. The Company reclassified unidentifiable intangible assets associated with certain branch acquisitions to goodwill and ceased amortizing goodwill as of January 1, 2002. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The effect on net income of ceasing goodwill amortization in 2002 was $274,000, net of tax.

         Other intangible assets consist of core deposit arising from branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which is 12 years.

Repurchase Agreements:

         Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Long-term Assets:

         Premises and equipment, core deposit and other intangible assets and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Benefit Plans:

         A noncontributory defined benefit pension plan covers substantially all employees. Funding of the plan equals or exceeds the minimum funding requirement determined by the actuary. The projected unit credit cost method is used to determine expense. Benefits are based on years of service and compensation levels. Effective April 1, 2000, the defined benefit pension plan was frozen. The Company maintains a directors' deferred compensation plan. A participant can elect to receive a return based on the Company's investment in a certificate of deposit or tied to the performance of the Company's stock for their contribution. For participants electing a return tied to the performance of the Company's stock, the Company acquires shares on the open market and records such shares as treasury stock. Effective January 1, 2003, the directors' deferred compensation plan was amended to restrict the deferral to be in stock only.

Stock Compensation:

         At the inception of the Lakeland Financial Corporation Stock Option Plan, there were 600,000 shares of common stock reserved for grants of stock options to employees of Lakeland Financial Corporation, its subsidiaries and Board of Directors. As of December 31, 2002, 495,545 options had been granted and 104,455 were available for future grants. These are accounted for under APB No. 25. Employee compensation expense under the stock option plan is reported if options are granted below market price at grant date. The Company has not made any such grants. Pro forma disclosures of net income and earnings per share are shown using the fair value method to measure expense for options granted using an option pricing model to estimate fair value.

         Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise plan equal to or greater than the market price of the underlying common stock at date of grant. Had compensation cost for stock options been recorded in the financial statements, net income and earnings per common share wuld have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.

                                                                                                 2002        2001         2000
                                                                                             -----------  -----------  -----------
Net income (in thousands) as reported                                                        $    12,366  $    10,113  $     9,322
Deduct: stock-based compensation expense determined
        under fair value based method                                                                669          748          825
                                                                                             -----------  -----------  -----------
Pro forma net income (in thousands)                                                          $    11,697  $     9,365  $     8,497
                                                                                             ===========  ===========  ===========

Basic earnings per common share as reported                                                  $      2.13  $      1.74  $      1.60
Pro forma basic earnings per common share                                                    $      2.01  $      1.61  $      1.46
Diluted earnings per common share as reported                                                $      2.08  $      1.73  $      1.60
Pro forma diluted earnings per common share                                                  $      1.96  $      1.60  $      1.46

         The pro forma effects are computed with option pricing models, using the following weighted-average assumptions as of the grant date for all options granted to date:


                                            2002         2001         2000
                                         -----------  -----------  -----------
Risk-free interest rate                         5.53%        5.54%        5.81%
Expected option life                      5.00 years   5.00 years   4.98 years
Expected price volatility                      76.37%       76.23%       79.88%
Dividend yield                                  2.87%        2.86%        2.46%

Income Taxes:

         An annual consolidated federal income tax return is filed by the Company. Income tax expense is recorded based on the amount of taxes due on its tax return plus deferred taxes computed based upon the expected future tax consequences of temporary differences between carrying amounts and tax basis of assets and liabilities, using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Off-Balance Sheet Financial Instruments:

         Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Earnings Per Common Share:

         Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares outstanding for the Stockholders' Equity section of the Balance Sheet for 2002 and 2001 reflect the acquisition of 46,974 and 38,352 shares, respectively of Lakeland Financial Corporation common stock that have been purchased under the directors' deferred compensation plan described above. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

Comprehensive Income:

         Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale during the year and changes in the minimum pension liability, which are also recognized as separate components of equity.

Loss Contingencies:

         Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash:

         The Company was required to have $3.3 million and $1.7 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2002 and 2001. These balances do not earn interest.

Dividend Restriction:

         Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to its shareholders. These restrictions pose no practical limit on the ability of the Bank or Company to pay dividends at historical levels.

Fair Value of Financial Instruments:

         Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Newly Issued but not yet Effective Accounting Standards:

         New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company's financial condition or results of operation.

Reclassifications:

         Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 2 - SECURITIES

         Information related to the fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31 is provided in the table below.

                                                         Gross        Gross
                                            Fair      Unrealized   Unrealized
                                            Value        Gains        Losses
                                         -----------  -----------  -----------
                                                    (in thousands)
 2002
 ----

  U.S. Treasury securities               $     5,338  $       195  $         0
  U.S. Government agencies                    11,946          575            0
  Mortgage-backed securities                 222,036        5,600         (183)
  State and municipal securities              34,785        1,275          (24)
                                         -----------  -----------  -----------
      Total . . . . . . . . . . . . . .  $   274,105  $     7,645  $      (207)
                                         ===========  ===========  ===========

2001
----

  U.S. Treasury securities               $     7,866  $       236  $         0
  U.S. Government agencies                    11,574           46            0
  Mortgage-backed securities                 216,654        4,732       (1,132)
  State and municipal securities              29,663          146         (568)
  Other debt securities                        5,882          107          (16)
                                         -----------  -----------  -----------
     Total . . . . . . . . . . . . . . . $   271,639  $     5,267  $    (1,716)
                                         ===========  ===========  ===========

         Information regarding the fair value of available for sale debt securities by maturity as of December 31, 2002 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

                                                                     Fair
                                                                     Value
                                                                  ------------
                                                                 (in thousands)

Due in one year or less                                           $      3,035
Due after one year through five years                                   14,349
Due after five years through ten years                                   1,453
Due after ten years                                                     33,232
                                                                  ------------
  Total contractual maturity securities                                 52,069
Mortgage-backed securities                                             222,036
                                                                  ------------
  Total debt securities . . . . . . . . . . . . . . . . . . . . . $    274,105
                                                                  ============

         Security proceeds, gross gains and gross losses for 2002, 2001 and 2000 were as follows:

                                            2002         2001         2000
                                         -----------  -----------  -----------
                                                    (in thousands)
Sales and calls of securities available for sale:

  Proceeds                               $    10,467  $    20,805  $       807
  Gross gains                                     77          310            0
  Gross losses                                    22          190            0

         Securities with carrying values of $206.0 million and $205.4 million were pledged as of December 31, 2002 and 2001, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law. At year-end 2002 and 2001, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

NOTE 3 - LOANS

         Total loans outstanding as of year-end consisted of the following:

                                                         2002         2001
                                                      -----------  -----------
                                                           (in thousands)

Commercial and industrial loans                       $   556,800  $   478,288
Agri-business and agricultural loans                       68,137       58,901
Real estate mortgage loans                                 44,644       44,898
Real estate construction loans                              2,540        2,354
Installment loans and credit cards                        150,555      153,782
                                                      -----------  -----------
  Total loans  . . . . . . . . . . . . . . . . . . .  $   822,676  $   738,223
                                                      ===========  ===========

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

         The following is an analysis of the allowance for loan losses for 2002, 2001 and 2000:

                                                                                                2002         2001         2000
                                                                                             -----------  -----------  -----------
                                                                                                         (in thousands)

Balance, January 1                                                                           $     7,946  $     7,124  $     6,522
Provision for loan losses                                                                          3,056        2,225        1,206
Loans charged-off                                                                                 (1,875)      (1,540)        (748)
Recoveries                                                                                           406          137          144
                                                                                             -----------  -----------  -----------
  Net loans charged-off                                                                           (1,469)      (1,403)        (604)
                                                                                             -----------  -----------  -----------
Balance, December 31 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     9,533  $     7,946  $     7,124
                                                                                             ===========  ===========  ===========

Nonaccrual loans                                                                             $     4,216  $     2,234  $       206
Interest not recorded on nonaccrual loans                                                    $       208  $       142  $        24
Loans renegotiated as troubled debt restructuring                                            $         0  $         0  $     1,127
Interest income recognized on troubled debt restructuring                                    $         0  $        70  $       106
Loans past due over 90 days and still accruing                                               $     3,387  $       264  $     8,204

         Impaired loans were as follows:
                                                                                                              2002        2001
                                                                                                          -----------  -----------
                                                                                                               (in thousands)
Year-end loans with no allocated allowance for loan losses                                                $         0  $         0
Year-end loans with allocated allowance for loan losses                                                         7,298       10,008
                                                                                                          -----------  -----------
  Total                                                                                                   $     7,298  $    10,008
                                                                                                          ===========  ===========

Amount of the allowance for loan losses allocated                                                         $     1,298  $     1,471

                                                                                                2002         2001         2000
                                                                                             -----------  -----------  -----------
                                                                                                        (in thousands)
Average of impaired loans during the year                                                    $    10,476  $     2,136  $       776
Interest income recognized during impairment                                                         562          340          101
Cash-basis interest income recognized                                                                555           42           50

         The Company is not committed to lend additional funds to debtors whose loans have been modified. The 2002 and 2001 impaired loan totals included $4.1 million and $2.1 million which were also included in the total for nonaccrual loans. The increase in loans delinquent 90 days or more and still accruing resulted primarily from one commercial credit totaling $3.2 million. The renewal of this loan has been complicated as more than one bank is involved, and therefore it is past maturity. While this loan is current as to principal and interest, there can be no assurance that it will remain current given the circumstances involved. The decrease in impaired loans was due primarily to the removal of one credit that had a balance of $7.5 million at December 31, 2001 offset by the addition of the aforementioned loan of $3.2 million. The impaired loan that was removed from impaired status has been current on principal and interest for most of 2002 and was recently restructured as a personal loan to the principal of the corporate entity with the support of both the existing collateral and new collateral in the form of life insurance and additional pledged securities. In addition, full payment under the loan terms continues to be expected.

NOTE 5 - SECONDARY MORTGAGE MARKET ACTIVITIES

         Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $168.7 million and $149.2 million at December 31, 2002 and 2001. Net loan servicing income/(loss) was ($48,000), $82,000 and $147,000 for 2002, 2001 and 2000. Information on loan servicing rights follows:

Loan servicing rights:                                   2002         2001
                                                      -----------  -----------
                                                           (in thousands)

Beginning of year                                     $     1,507  $     1,419
Originations                                                  622          395
Amortization                                                 (452)        (307)
                                                      -----------  -----------
  End of year . . . . . . . . . . . . . . . . . . .   $     1,677  $     1,507
                                                      ===========  ===========

Valuation allowance:                                     2002         2001
                                                      -----------  -----------
                                                           (in thousands)
Beginning of year                                     $       388  $         0
Additions expensed                                            913          705
Reductions credited to expense                               (579)        (317)
                                                      -----------  -----------
  End of year . . . . . . . . . . . . . . . . . . .   $       722  $       388
                                                      ===========  ===========

NOTE 6 - LAND, PREMISES AND EQUIPMENT, NET

         Land, premises and equipment and related accumulated depreciation were as follows at December 31:

                                                         2002         2001
                                                      -----------  -----------
                                                           (in thousands)

Land                                                  $     8,053  $     7,467
Premises                                                   20,357       18,721
Equipment                                                  12,622       13,601
                                                      -----------  -----------
  Total cost . . . . . . . . . . . . . . . . . . . .       41,032       39,789
Less accumulated depreciation                              16,264       15,537
                                                      -----------  -----------
  Land, premises and equipment, net  . . . . . . . .  $    24,768  $    24,252
                                                      ===========  ===========

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

         The change in the carrying amount of goodwill for 2002 was as follows:

                                                                 (in thousands)
Beginning of year                                                  $         0
Reclassified from unidentifiable intangible assets                       4,970
                                                                   -----------
End of year                                                        $     4,970
                                                                   ===========


         Goodwill is no longer amortized starting in 2002. The effect of not amortizing goodwill is summarized as follows:


                                                                                                 2002         2001        2000
                                                                                              -----------  ----------  -----------
                                                                                                         (in thousands)

Reported net income                                                                           $    12,366  $   10,113  $     9,322
Add back:  goodwill amortization, net of tax                                                            0         367          403
                                                                                              -----------  ----------  -----------
Adjusted net income                                                                           $    12,366  $   10,480  $     9,725
                                                                                              ===========  ==========  ===========
Basic earnings per share:
  Reported net income                                                                         $      2.13  $     1.74  $      1.60
  Goodwill amortization, net of tax                                                                   .00         .06          .07
                                                                                              -----------  ----------  -----------
  Adjusted net income                                                                         $      2.13  $     1.80  $      1.67
                                                                                              ===========  ==========  ===========
Diluted earnings per share:
  Reported net income                                                                         $      2.08  $     1.73  $      1.60
  Goodwill amortization, net of tax                                                                   .00         .06          .07
                                                                                              -----------  ----------  -----------
  Adjusted net income                                                                         $      2.08  $     1.79  $      1.67
                                                                                              ===========  ==========  ===========

Acquired Intangible Assets

         The gross carrying amount and accumulated amortization of core deposit intangibles for 2002 were $2.0 million and $990,000. Aggregate amortization expense was $149,000, $193,000, $231,000 for 2002, 2001 and 2000.

         Estimated amortization expense for each of the next five years:

                                                                     Amount
                                                                   -----------
                                                                 (in thousands)
2003                                                               $       130
2004                                                                       114
2005                                                                       100
2006                                                                        87
2007                                                                        76

NOTE 8 - DEPOSITS

         The aggregate amount of time deposits, each with a minimum denomination of $100,000, was approximately $225.0 million and $144.8 million at December 31, 2002 and 2001.

         At December 31, 2002, the scheduled maturities of time deposits were as follows:

                                                                      Amount
                                                                   -----------
                                                                 (in thousands)

Maturing in 2003                                                   $   336,214
Maturing in 2004                                                        45,339
Maturing in 2005                                                        22,332
Maturing in 2006                                                         3,229
Maturing in 2007                                                        28,298
Thereafter                                                               1,043
                                                                   -----------
  Total time deposits . . . . . . . . . . . . . . . . . . . . . .  $   436,455
                                                                   ===========

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase ("repo accounts") represent collateralized borrowings with customers located primarily within the Company's service area. Repo accounts are not covered by federal deposit insurance and are secured by securities owned. Information on these liabilities and the related collateral for 2002 and 2001 is as follows:


                                                                                                             2002         2001
                                                                                                          -----------  -----------
                                                                                                                (in thousands)

Average balance during the year                                                                           $   116,214  $   140,277
Average interest rate during the year                                                                            1.49%        3.72%
Maximum month-end balance during the year                                                                 $   139,857  $   160,628
Securities underlying the agreements at year-end
  Fair value                                                                                              $   161,063  $   185,139

                                                                                                        Collateral at Fair Value
                                                                                          Weighted    ----------------------------
                                                                                          Average                     Mortgage-
                                                                            Repurchase    Interest    U.S. Treasury    backed
         Term                                                               Liability       Rate       Securities     Securities
-----------------                                                           -----------  -----------  -------------  -------------
                                                                          (in thousands)                     (in thousands)
On demand                                                                   $   124,295         1.03% $              $     157,734
1 to 30 days                                                                        200         2.00          2,301
31 to 90 days                                                                       355         1.80                           771
Over 90 days                                                                        118         1.95                           257
                                                                            -----------               -------------  -------------
  Total                                                                     $   124,968         1.03% $       2,301  $     158,762
                                                                            ===========               =============  =============

         The Company retains the right to substitute similar type securities, and has the right to withdraw all collateral applicable to repo accounts whenever the collateral values are in excess of the related repurchase liabilities. At December 31, 2002, there were no material amounts of securities at risk with any one customer. The Company maintains control of these securities through the use of third-party safekeeping arrangements.

NOTE 10 - BORROWINGS

         Long-term borrowings at December 31 consisted of:


                                                                                                             2002         2001
                                                                                                          -----------  -----------
                                                                                                               (in thousands)

Federal Home Loan Bank of Indianapolis Notes, 6.15%, Due June 24, 2003                                    $     1,300  $     1,300
Federal Home Loan Bank of Indianapolis Notes, 3.76%, Due December 29, 2003                                     10,000       10,000
Federal Home Loan Bank of Indianapolis Notes, 3.96%, Due April 9, 2004                                         20,000            0
Federal Home Loan Bank of Indianapolis Notes, 6.15%, Due January 15, 2018                                          48           48
Capital Leases                                                                                                      0           41
                                                                                                          -----------  -----------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    31,348  $    11,389
                                                                                                          ===========  ===========

         All notes require monthly interest payments and were secured by residential real estate loans and securities with a carrying value of $71.5 million at December 31, 2002. At December 31, 2002, the Company owned $3.6 million of Federal Home Loan Bank (FHLB) stock, which also secures debts to the FHLB. The capital leases had original terms of approximately three years and required monthly payments.

         In addition to the long-term borrowings, the Company had $26 million and $30 million in fixed rate notes with the FHLB at December 31, 2002 and 2001. For the year-end 2002, these notes mature at various times between January 7, 2003 and January 27, 2003. These notes are classified as short-term borrowings in the financial statements. The Company is authorized to borrow up to $100 million from the FHLB.

         Long-term borrowings maturities for each of the next five years:

                                                                     Amount
                                                                   -----------
                                                                 (in thousands)
2003                                                               $    11,300
2004                                                                    20,000
2005                                                                         0
2006                                                                         0
2007                                                                         0

NOTE 11 - GUARANTEED PREFERRED BENEFICIAL INTERESTS

         In September 1997, Lakeland Capital Trust ("Lakeland Trust") completed a public offering of 2 million shares of cumulative trust preferred securities ("Preferred Securities") with a liquidation preference of $10 per security. The proceeds of the offering were loaned to the Company in exchange for subordinated debentures with terms similar to the Preferred Securities. The sole assets of Lakeland Trust are the subordinated debentures of the Company and payments thereunder. The subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of Lakeland Trust under the Preferred Securities. Distributions on the securities are payable quarterly at the annual rate of 9% of the liquidation preference and are included in interest expense in the consolidated financial statements. These securities are considered as Tier I capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2002, the outstanding principal balance of the subordinated debentures was $20.6 million. The principal balance of the subordinated debentures less the unamortized issuance costs constitute the guaranteed preferred beneficial interests in the Company's subordinated debentures in the financial statements.

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

NOTE 12 - EMPLOYEE BENEFIT PLANS

         Information as to the Company's pension plan at December 31 is as follows:

                                                                                                             2002         2001
                                                                                                          -----------  -----------
                                                                                                               (in thousands)

Change in benefit obligation:
  Beginning benefit obligation                                                                            $     2,135  $     2,053
  Interest cost                                                                                                   152          164
  Actuarial loss                                                                                                   33           30
  Change in discount rate                                                                                         213          133
  Benefits paid                                                                                                  (254)        (245)
                                                                                                          -----------  -----------
  Ending benefit obligation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,279        2,135

Change in plan assets (primarily money market funds and equity and fixed income investments), at fair value:

   Beginning plan assets                                                                                        1,920        2,634
   Actual return (loss)                                                                                          (165)        (484)
   Employer contribution                                                                                            0           15
   Benefits paid                                                                                                 (254)        (245)
                                                                                                          -----------  -----------
   Ending plan assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,501        1,920

Funded status                                                                                                    (778)        (215)
Unrecognized net actuarial gain (loss)                                                                          1,417          829
                                                                                                          -----------  -----------
Prepaid benefit cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $       639  $       614
                                                                                                          ===========  ===========

Net pension expense includes the following:

                                                                                                2002         2001         2000
                                                                                             -----------  -----------  -----------
                                                                                                        (in thousands)

Service cost                                                                                 $         0  $         0  $       155
Interest cost                                                                                        152          164          186
Expected return on plan assets                                                                      (184)        (249)        (256)
Recognized net actuarial (gain) loss                                                                   7            0           (1)
Curtailment gain                                                                                       0            0         (598)
                                                                                             -----------  -----------  -----------
  Net pension expense (benefit)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $       (25) $       (85) $      (514)
                                                                                             ===========  ===========  ===========

The following assumptions were used in calculating the net pension expense:

Weighted average discount rate                                                                      6.75%        7.50%        8.00%
Rate of increase in future compensation                                                              N/A          N/A         4.50%
Expected long-term rate of return                                                                   8.50%       10.00%       10.00%

         On April 1, 2000, the Lakeland Financial Corporation Pension Plan was frozen. As a result of this curtailment, a gain was recognized in the income statement for the second quarter of 2000. The gain was included in the salaries and employee benefits line of the income statement. At December 31, 2002 and 2001, the pension plan recorded an additional minimum pension liability of $1.3 million and $731,000.

         The Company maintains a 401(k) profit sharing plan for all employees meeting age and service requirements. The Company contributions are based upon the rate of return on stockholders' equity as of January 1st of each year. The expense recognized was $620,000, $551,000 and $499,000 in 2002, 2001 and 2000.

         Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $2.0 million as of December 31, 2002.

         The Company maintains a Supplemental Executive Retirement Plan for select officers that was established as a funded, non-qualified deferred compensation plan. The accumulated benefit obligation was $1.4 million at December 31, 2002 and 2001. The net periodic pension cost was $5,000, $(13,000) and $76,000 for 2002, 2001 and 2000.

NOTE 13 - OTHER EXPENSE

         Other expense for the years ended December 31, was as follows:

                                                                                                2002         2001         2000
                                                                                             -----------  -----------  -----------
                                                                                                        (in thousands)

Data processing fees and supplies                                                            $     2,226  $     2,212  $     2,078
Corporate and business development                                                                   985          894          761
Advertising                                                                                          681          669          577
Office supplies                                                                                      513          557          591
Telephone and postage                                                                              1,312        1,265        1,241
Regulatory fees and FDIC insurance                                                                   236          237          250
Professional fees                                                                                    995          994          917
Credit card interchange                                                                              900          757          547
Amortization of goodwill                                                                               0          608          667
Amortization of other intangible assets                                                              176          217          257
Miscellaneous                                                                                      3,489        3,215        2,423
                                                                                             -----------  -----------  -----------
  Total other expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    11,513  $    11,625  $    10,309
                                                                                             ===========  ===========  ===========

NOTE 14 - INCOME TAXES

         Income tax expense for the years ended December 31, consisted of the following:

                                                                                                2002         2001         2000
                                                                                             -----------  -----------  -----------
                                                                                                        (in thousands)

Current federal                                                                              $     6,936  $     5,105  $     4,249
Deferred federal                                                                                  (1,134)        (630)        (300)
Current state                                                                                        909          445          252
Deferred state                                                                                      (191)        (176)         (85)
                                                                                             -----------  -----------  -----------
  Total income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     6,520  $     4,744  $     4,116
                                                                                             ===========  ===========  ===========


         Income tax expense included $20,000, $41,000 and $0 applicable to security transactions for 2002, 2001 and 2000. The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 35%,
34% and 34% for 2002, 2001, and 2000 to income before income taxes were as follows:


                                                                                                2002         2001         2000
                                                                                             -----------  -----------  -----------
                                                                                                        (in thousands)

Income taxes at statutory federal rate                                                       $     6,610  $     5,051  $     4,569
Increase (decrease) in taxes resulting from:
  Tax exempt income                                                                                 (621)        (643)        (648)
  Nondeductible expense                                                                              136          155          167
  State income tax, net of federal tax effect                                                        467          178          110
  Net operating loss, Gateway                                                                        (30)         (29)         (29)
  Tax credits                                                                                        (48)         (48)         (48)
  Bank owned life insurance                                                                          (24)           0            0
  Other                                                                                               30           80           (5)
                                                                                             -----------  -----------  -----------
    Total income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     6,520  $     4,744  $     4,116
                                                                                             ===========  ===========  ===========

         The net deferred tax asset recorded in the consolidated balance sheets at December 31, consisted of the following:

                                                                                       2002                        2001
                                                                             ------------------------    ------------------------
                                                                               Federal       State         Federal       State
                                                                             -----------  -----------    -----------  -----------
                                                                                                (in thousands)
Deferred tax assets:
  Bad debts                                                                  $     3,406  $       768    $     2,638  $       659
  Pension and deferred compensation liability                                        489          110            437          109
  Net operating loss carryforward                                                    237            0            260            0
  Other                                                                              194           51            278           70
                                                                             -----------  -----------    -----------  -----------
                                                                                   4,326          929          3,613          838
Deferred tax liabilities:
  Accretion                                                                           21            5             23            6
  Depreciation                                                                       173           47            391           98
  Loan servicing rights                                                              334           75            381           95
  State taxes                                                                        257            0            185            0
  Leases                                                                             242           55            251           63
  Deferred loan fees                                                                  56           13            135           33
  Other                                                                                0            0              0            0
                                                                             -----------  -----------    -----------  -----------
                                                                                   1,083          195          1,366          295
Valuation allowance                                                                    0            0            138            0
                                                                             -----------  -----------    -----------  -----------
Net deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . .  $     3,243  $       734    $     2,109  $       543
                                                                             ===========  ===========    ===========  ===========

         In addition to the net deferred tax assets included above, the deferred income tax asset (liability) allocated to the unrealized net gain on securities available for sale included in equity was $(2.7) million and $(1.3) million for 2002 and 2001. The deferred income tax asset allocated to the minimum pension liability included in equity was $535,000 and $289,000 for 2002 and 2001.

NOTE 15 - RELATED PARTY TRANSACTIONS

         Loans to principal officers, directors, and their affiliates as of December 31, 2002 and 2001 were as follows:

                                                         2002         2001
                                                      -----------  -----------
                                                           (in thousands)

Beginning balance                                     $    39,075 $     25,736
New loans and advances                                     58,186       68,547
Effect of changes in related parties                           32           46
Repayments                                                (57,362)     (55,254)
                                                      -----------  -----------
Ending balance . . . . . . . . . . . . . . . . . . .  $    39,931  $    39,075
                                                      ===========  ===========

         Deposits from principal officers, directors, and their affiliates at year-end 2002 and 2001 were $5.0 million and $4.9 million. In addition, the liability for the deferred directors' plan as of December 31, 2002 and 2001 was $1.3 million and $927,000. The related expense for the deferred directors' plan as of December 31, 2002, 2001 and 2000 was $487,000, $399,000 and
$96,000.

NOTE 16 - STOCK OPTIONS

         The stock option plan requires that the exercise price for the options is the market price at the date the options are granted. The maximum option term is ten years and the options vest over 3 to 5 years. A summary of the activity in the plan follows:

                                                                2002                      2001                      2000
                                                      ------------------------  ------------------------  ------------------------

                                                        Weighted-                 Weighted-                 Weighted-
                                                         Average                   Average                   Average
                                                        Exercise                  Exercise                  Exercise
                                                         Shares       Price        Shares       Price        Shares       Price
                                                      -----------  -----------  -----------  -----------  -----------  -----------

Outstanding at beginning
  of the year                                             550,345  $     17.27      454,770  $     18.79      290,270  $     22.58
Granted                                                     2,000        23.88      147,375        13.81      217,150        14.27
Exercised                                                       0         0.00            0         0.00            0         0.00
Forfeited                                                  56,800        17.53       51,800        20.80       52,650        21.03
Outstanding at end of                                 -----------               -----------               -----------
  the year . . . . . . . . . . . . . . . . . . . . .      495,545  $     17.26      550,345  $     17.27      454,770  $     18.79
                                                      ===========               ===========               ===========

Options exercisable at
  end of the year                                           3,600  $     18.35       42,000  $     17.55       22,700  $     23.29
Weighted-average fair
  value of options
  granted during the year                                          $     10.99               $      6.01               $      7.07


NOTE 16 - STOCK OPTIONS (continued)

         Options outstanding at year-end 2002 were as follows:

                                                                              Outstanding                       Exercisable
                                                                 -------------------------------------    ------------------------
                                                                               Weighted-
                                                                                Average     Weighted-                   Weighted-
                                                                               Remaining     Average                     Average
                                                                              Contractual   Exercise                    Exercise
                                                                   Number        Life         Price         Number        Price
                                                                 -----------  -----------  -----------    -----------  -----------
Range of exercise prices
$11.20 - $14.00                                                      207,125          7.7  $     13.57          1,500  $     13.58
$14.01 - $16.80                                                       96,500          7.3  $     15.10            600  $     15.13
$16.81 - $19.60                                                       77,460          6.1  $     19.32            575  $     19.44
$19.61 - $22.40                                                        1,000          9.3  $     20.76              0  $      0.00
$22.41 - $25.20                                                      104,110          5.3  $     24.11              0  $      0.00
$25.21 - $28.00                                                        9,350          5.4  $     27.79            925  $     27.50
                                                                 -----------                              -----------
Outstanding at year-end                                              495,545          6.8  $     17.26          3,600  $     18.35
                                                                 ===========                              ===========

NOTE 17 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Company and Bank meet all capital adequacy requirements to which they are subject.

         As of December 31, 2002, the most recent notification from the federal regulators categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or Bank's category.


                                                                                                            Minimum Required To
                                                                                                            Be Well Capitalized
                                                                                  Minimum Required              Under Prompt
                                                                                For Capital Adequacy         Corrective Action
                                                           Actual                     Purposes                  Regulations
                                                  ------------------------    ------------------------    ------------------------
                                                    Amount        Ratio         Amount        Ratio         Amount        Ratio
                                                  -----------  -----------    -----------  -----------    -----------  -----------
As of December 31, 2002:                                                           (in thousands)
Total Capital (to Risk
Weighted Assets)
  Consolidated                                    $   103,368        11.08%   $    74,647         8.00%   $    93,309        10.00%
  Bank                                            $   101,510        10.91%   $    74,433         8.00%   $    93,041        10.00%
Tier I Capital (to Risk
Weighted Assets)
  Consolidated                                    $    93,836        10.06%   $    37,323         4.00%   $    55,985         6.00%
  Bank                                            $    91,977         9.89%   $    37,216         4.00%   $    55,825         6.00%
Tier I Capital (to Average Assets)
  Consolidated                                    $    93,836         7.89%   $    47,562         4.00%   $    59,453         5.00%
  Bank                                            $    91,977         7.75%   $    47,463         4.00%   $    59,329         5.00%

As of December 31, 2001:
Total Capital (to Risk
Weighted Assets)
  Consolidated                                    $    93,333        11.20%   $    66,670         8.00%   $    83,337        10.00%
  Bank                                            $    91,660        11.01%   $    66,607         8.00%   $    83,259        10.00%
Tier I Capital (to Risk
Weighted Assets)
  Consolidated                                    $    85,387        10.25%   $    33,335         4.00%   $    50,002         6.00%
  Bank                                            $    83,714        10.05%   $    33,304         4.00%   $    49,956         6.00%
Tier I Capital (to Average Assets)
  Consolidated                                    $    85,387         7.66%   $    44,608         4.00%   $    55,759         5.00%
  Bank                                            $    83,714         7.51%   $    44,581         4.00%   $    55,726         5.00%


         Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year to date combined with its retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2002, approximately $14.5 million was available to be paid as dividends to the Company by the Bank.

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2002. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.


NOTE 18 - FAIR VALUES OF FINANCIAL INSTRUMENTS

         The following table contains the estimated fair values and the related carrying values of the Company's financial instruments at December 31, 2002 and 2001. Items, which are not financial instruments, are not included.

                                                                                        2002                        2001
                                                                              ------------------------    ------------------------
                                                                               Carrying    Estimated       Carrying    Estimated
                                                                                 Value     Fair Value        Value     Fair Value
                                                                              -----------  -----------    -----------  -----------
                                                                                                 (in thousands)

Financial assets:
  Cash and cash equivalents                                                   $    87,149  $    87,149    $    79,123  $    79,123
  Real estate mortgages held for sale                                              10,395       10,395          8,493        8,493
  Securities available for sale                                                   274,105      274,105        271,639      271,639
  Loans, net                                                                      813,143      817,082        730,277      737,518
  Federal Home Loan Bank stock                                                      3,568        3,568          3,568        3,568
  Accrued interest receivable                                                       4,985        4,985          5,426        5,426
  Loan servicing rights                                                               955          955          1,119        1,119
Financial liabilities:
  Certificates of deposit                                                        (436,455)    (442,948)      (340,579)    (343,252)
  All other deposits                                                             (476,870)    (476,870)      (452,801)    (452,801)
  Securities sold under agreements to repurchase                                 (124,968)    (124,968)      (149,117)    (149,132)
  Other short-term borrowings                                                     (60,000)     (60,000)       (83,000)     (83,000)
  Long-term borrowings                                                            (31,348)     (32,248)       (11,389)     (11,812)
  Guaranteed preferred beneficial interests in Company's
    subordinated debentures                                                       (19,345)     (20,500)       (19,318)     (21,480)
  Accrued interest payable                                                         (3,197)      (3,197)        (3,278)      (3,278)

         For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2002 and 2001. The estimated fair value for cash, cash equivalents, accrued interest and Federal Home Loan Bank stock is considered to approximate cost. Real estate mortgages held for sale are based upon the actual contracted price for those loans sold but not yet delivered, or the current Federal Home Loan Mortgage Corporation price for normal delivery of mortgages with similar coupons and maturities at year-end. The estimated fair value for securities and guaranteed preferred beneficial interests in the Company's subordinated debentures are based on quoted market rates for individual securities or for equivalent quality, coupon and maturity securities. The estimated fair value of loans is based on estimates of the rate the Company would charge for similar loans at December 31, 2002 and 2001, applied for the time period until estimated repayment. The estimated fair value of loan servicing rights is based upon valuation methodology, which considers current market conditions and historical performance of the loans being serviced. The estimated fair value for demand and savings deposits is based on their carrying value. The estimated fair value for certificates of deposit and borrowings is based on estimates of the rate the Company would pay on such deposits or borrowings at December 31, 2002 and 2001, applied for the time period until maturity. The estimated fair value of short-term borrowed funds is considered to approximate carrying value. The estimated fair value of other financial instruments and off-balance sheet loan commitments approximate cost and are not considered significant to this presentation.

         While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 2002 and 2001, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2002 and 2001 should not necessarily be considered to apply at subsequent dates.

NOTE 19 - COMMITMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

         During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of December 31, 2002 and 2001, were as follows:

                                                                                        2002                        2001
                                                                              ------------------------    ------------------------
                                                                                 Fixed      Variable         Fixed      Variable
                                                                                 Rate         Rate           Rate         Rate
                                                                              -----------  -----------    -----------  -----------
                                                                                                 (in thousands)

Commercial loan lines of credit                                               $    12,643  $   208,383    $    19,755  $   204,667
Commercial loan standby letters of credit                                               0        8,365              0        8,681
Real estate mortgage loans                                                         18,631          479         14,772          499
Real estate construction mortgage loans                                                 0        2,117              0          427
Credit card open-ended revolving lines                                              7,477          388          7,127            0
Home equity mortgage open-ended revolving lines                                         0       54,069              0       42,641
Consumer loan open-ended revolving lines                                                0        3,649              0        3,663
                                                                              -----------  -----------    -----------  -----------
   Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    38,751  $   277,450    $    41,654  $   260,578
                                                                              ===========  ===========    ===========  ===========

         At December 31, 2002 and 2001, the range of interest rates for commercial loan commitments with a fixed rate was 2.00% to 11.00% and 4.92% to 14.50%. The range of interest rates for commercial loan commitments with variable rates was 3.00% to 10.25% and 3.50% to 9.75% at December 31, 2002 and 2001. The index on variable rate commercial loan commitments is principally the Company's base rate, which is the national prime rate. The range of interest rates for mortgage loan commitments with a fixed rate was 4.88% to 7.25% and 5.75% to 7.38% at December 31, 2002 and 2001. The range of interest rates for mortgage loan commitments with a variable rate was 6.00% to 6.50% and 6.50% to 7.88% at December 31, 2002 and 2001. At December 31, 2002 and 2001, the range of interest rates for fixed rate credit card commitments was 14.95% to 17.95%. At December 31, 2002 the rate on variable credit card commitments was 7.25%. The range of interest rates for open-ended revolving line commitments with a variable rate was 3.99% to 15.00% and 4.75% to 15.00% at December 31, 2002 and 2001.

         Commitments, excluding open-ended revolving lines, generally have fixed expiration dates of one year or less. Open-ended revolving lines are monitored for proper performance and compliance on a monthly basis. Since many commitments expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company follows the same credit policy (including requiring collateral, if deemed appropriate) to make such commitments as is followed for those loans that are recorded in its financial statements.

         The Company's exposure to credit losses in the event of nonperformance is represented by the contractual amount of the commitments. Management does not expect any significant losses as a result of these commitments.

NOTE 20 - PARENT COMPANY STATEMENTS

         The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income, and assets. Presented below are parent only financial statements:

                                             CONDENSED BALANCE SHEETS
                                                                                                                December 31
                                                                                                          ------------------------
                                                                                                             2002         2001
                                                                                                          -----------  -----------
                                                                                                               (in thousands)
ASSETS
Deposits with Lake City Bank                                                                              $     1,443  $     1,313
Investment in banking subsidiary                                                                              102,091       91,860
Investment in non-banking subsidiary                                                                              619          619
Other assets                                                                                                    2,677        2,190
                                                                                                          -----------  -----------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   106,830  $    95,982
                                                                                                          ===========  ===========

LIABILITIES
Dividends payable and other liabilities                                                                   $     2,331  $     1,829
Subordinated debt                                                                                              20,619       20,619

STOCKHOLDERS' EQUITY                                                                                           83,880       73,534
                                                                                                          -----------  -----------
  Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   106,830  $    95,982
                                                                                                          ===========  ===========

                        CONDENSED STATEMENTS OF INCOME

                                                                                                   Years Ended December 31
                                                                                             -------------------------------------
                                                                                                2002         2001         2000
                                                                                             -----------  -----------  -----------
                                                                                                        (in thousands)

Dividends from Lake City Bank                                                                $     5,674  $     5,128  $     5,019
Interest on deposits and repurchase agreements, Lake City Bank                                         4            7            5
Equity in undistributed income of subsidiaries                                                     8,129        6,364        5,535
Interest expense on subordinated debt                                                              1,800        1,800        1,800
Miscellaneous expense                                                                                620          490          208
                                                                                             -----------  -----------  -----------
INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,387        9,209        8,551
  Income tax benefit                                                                                 979          904          771
                                                                                             -----------  -----------  -----------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    12,366  $    10,113  $     9,322
                                                                                             ===========  ===========  ===========

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                   Years Ended December 31
                                                                                             -------------------------------------
                                                                                                2002         2001         2000
                                                                                             -----------  -----------  -----------
                                                                                                        (in thousands)
Cash flows from operating activities:
  Net income                                                                                 $    12,366  $    10,113  $     9,322
  Adjustments to net cash from operating activities
     Equity in undistributed income of subsidiaries                                               (8,129)      (6,364)      (5,535)
     Other changes                                                                                  (101)          56          (17)
                                                                                             -----------  -----------  -----------
        Net cash from operating activities . . . . . . . . . . . . . . . . . . . . . . . . .       4,136        3,805        3,770
Cash flows from investing activities                                                                   0            0            0
Cash flows from financing activities                                                              (4,006)      (3,594)      (3,134)
                                                                                             -----------  -----------  -----------
Net increase in cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . .         130          211          636
Cash and cash equivalents at beginning of the year                                                 1,313        1,102          466
                                                                                             -----------  -----------  -----------
Cash and cash equivalents at end of the year . . . . . . . . . . . . . . . . . . . . . . . . $     1,443  $     1,313  $     1,102
                                                                                             ===========  ===========  ===========


NOTE 21 - EARNINGS PER SHARE

         Following are the factors used in the earnings per share computations:

                                                                                                2002         2001         2000
                                                                                             -----------  -----------  -----------
Basic earnings per common share
   Net income                                                                                $12,366,000  $10,113,000  $ 9,322,000

   Weighted-average common shares outstanding                                                  5,813,984    5,813,984    5,813,984

   Basic earnings per common share                                                           $      2.13  $      1.74  $      1.60

Diluted earnings per common share
   Net income                                                                                $12,366,000  $10,113,000  $ 9,322,000

   Weighted-average common shares outstanding for
     basic earnings per common share                                                           5,813,984    5,813,984    5,813,984

   Add: Dilutive effect of assumed exercises of stock options                                    144,402       27,212           15

   Average shares and dilutive potential common shares                                         5,958,386    5,841,196    5,813,999

   Diluted earnings per common share                                                         $      2.08  $      1.73  $      1.60

         Stock options for 93,460 and 224,270 shares of common stock were not considered in computing diluted earnings per common share for 2002 and 2001 because they were antidilutive.


NOTE 22 - SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

2002                                                                                4th          3rd          2nd          1st
                                                                                  Quarter      Quarter      Quarter      Quarter
                                                                                -----------  -----------  -----------  -----------
Interest income                                                                 $    15,773  $    16,216  $    16,281  $    16,065
Interest expense                                                                      5,478        5,591        5,616        5,844
                                                                                -----------  -----------  -----------  -----------
Net interest income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,295       10,625       10,665       10,221

Provision for loan losses                                                               766        1,041          747          502

Noninterest income                                                                     4,267        3,635        3,560        3,345
Noninterest expense                                                                   8,710        8,593        8,799        8,569
Income tax expense                                                                    1,754        1,605        1,619        1,542
                                                                                -----------  -----------  -----------  -----------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     3,332  $     3,021  $     3,060  $     2,953
                                                                                ===========  ===========  ===========  ===========

Basic earnings per common share                                                 $      0.57  $      0.52  $      0.53  $      0.51
                                                                                ===========  ===========  ===========  ===========
Diluted earnings per common share                                               $      0.57  $      0.50  $      0.51  $      0.50
                                                                                ===========  ===========  ===========  ===========

2001                                                                                4th          3rd          2nd          1st
                                                                                  Quarter      Quarter      Quarter      Quarter
                                                                                -----------  -----------  -----------  -----------

Interest income                                                                 $    17,259  $    19,283  $    19,575  $    20,498
Interest expense                                                                      7,291        9,387       10,614       11,909
                                                                                -----------  -----------  -----------  -----------
Net interest income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,968        9,896        8,961        8,589

Provision for loan losses                                                               735          970          307          213

Noninterest income                                                                    3,389        4,001        3,238        2,870
Noninterest expense                                                                   8,331        8,815        8,441        8,243
Income tax expense                                                                    1,445        1,345        1,080          874
                                                                                -----------  -----------  -----------  -----------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,846  $     2,767  $     2,371  $     2,129
                                                                                ===========  ===========  ===========  ===========

Basic earnings per common share                                                 $      0.48  $      0.48  $      0.41  $      0.37
                                                                                ===========  ===========  ===========  ===========
Diluted earnings per common share                                               $      0.48  $      0.47  $      0.41  $      0.37
                                                                                ===========  ===========  ===========  ===========

         Data for the first 3 quarters may not necessarily agree with that issued in the Company's quarterly filings for those quarters. On October 1, 2002, the Company adopted new accounting guidance, which resulted in the reversal of 2002 goodwill amortization. Prior quarters have been restated to reflect this reversal. Below is a reconciliation of the previously reported Net
Income and EPS to the restated amounts above.


NOTE 22 - SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data) (continued)


2002                                                                                             3rd          2nd          1st
                                                                                               Quarter      Quarter      Quarter
                                                                                             -----------  -----------  -----------
Reported net income                                                                          $     2,953  $     2,993  $     2,885
Net goodwill amortization reversed, net of tax                                                        68           67           68
                                                                                             -----------  -----------  -----------
Adjusted net income                                                                          $     3,021  $     3,060  $     2,953
                                                                                             ===========  ===========  ===========

Reported basic earnings per common share                                                     $       .51  $       .51  $       .50
Net goodwill amortization                                                                            .01          .02          .01
                                                                                             -----------  -----------  -----------
Adjusted basic earnings per common share                                                     $       .52  $       .53  $       .51
                                                                                             ===========  ===========  ===========

Reported diluted earnings per common share                                                   $       .49  $       .50  $       .49
Net goodwill amortization                                                                            .01          .01          .01
                                                                                             -----------  -----------  -----------
Adjusted diluted earnings per common share                                                   $       .50  $       .51  $       .50
                                                                                             ===========  ===========  ===========


NOTE 23 - BRANCH DIVESTITURES

         On September 21, 2001, the Company sold its Greentown, Logansport, Peru, Roann and Wabash, Indiana offices. The Company paid $39.8 million to settle the net liabilities assumed by the buyer and recorded a gain of $753,000. Summary information regarding the effect of the sale on the balance sheet is presented.


                                                                     Amount
                                                                   -----------
Assets sold:                                                     (in thousands)

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

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Lakeland Financial Corporation
Warsaw, Indiana

         We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


         As disclosed in Note 1, during 2002 the Company adopted new guidance for goodwill and intangible assets.


                                                 Crowe, Chizek and Company LLP
South Bend, Indiana
January 10, 2003

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

         Management is responsible for the preparation of the Company's consolidated financial statements and related information. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company's financial position and results of operations and were prepared in conformity with accounting principles generally accepted in the United States of America. Management also has included in the Company's financial statements amounts that are based on estimates and judgments, which it believes, are reasonable under the circumstances.

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

         The independent auditors have audited the Company's consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and provide an objective, independent review of the fairness of the reported operating results and financial position. The board of directors of the Company has an audit review committee composed of six non-management directors. The committee meets periodically with the internal auditors and the independent auditors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information appearing in the definitive Proxy Statement, dated as of March 7, 2003, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

         The information appearing in the definitive Proxy Statement, dated as of March 7, 2003, is incorporated herein by reference in response to this item. The sections in the Proxy Statement marked "Report of the Compensation Committee on Executive Compensation", "Stock Price Performance" and "Audit Committee Report" are furnished for the information of the Commission and are not deemed to be "filed" as part of the Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing in the definitive Proxy Statement, dated as of March 7, 2003, is incorporated herein by reference in response to this item.

Equity Compensation Plan Information

  The table below sets forth the following information as of December 31, 2002 for (i) all compensation plans previously approved by the Company's shareholders and (ii) all compensation plans not previously approved by the Company's shareholders:

       (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

       (b) the weighted-average exercise price of such outstanding options, warrants and rights;

       (c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

==================================================================================================================================

                                               EQUITY COMPENSATION PLAN INFORMATION

----------------------------------------------------------------------------------------------------------------------------------

                                      Number of securities to be                                    Number of securities remaining
            Plan category              issued upon exercise of        Weighted-average exercise      available for future issuance
                                         outstanding options        price of outstanding options
==================================================================================================================================

Equity compensation plans approved
by security holders.................                 495,545                      17.26                             104,455

----------------------------------------------------------------------------------------------------------------------------------

Equity compensation plans not
approved by security holders........                       0                       0.00                                   0

----------------------------------------------------------------------------------------------------------------------------------

Total...............................                 495,545                      17.26                             104,455

==================================================================================================================================

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing in the definitive Proxy Statement, dated as of March 7, 2003, is incorporated herein by reference in response to this item.

ITEM 14. CONTROLS AND PROCEDURES

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


                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

         3.2                         Bylaws of Lakeland                                    Exhibit 3(ii) to the Company's
                                     Financial Corporation                                 Form 10-Q for the quarter
                                                                                           ended June 30, 1996

         4.1                         Form of Common Stock Certificate                      Attached hereto

         4.2                         Form of Trust Preferred Security                      Exhibit 4.6 5 to the Company's Form S-3
                                                                                           filed with the Commission on August 1,
                                                                                           1997

        10.1                         Lakeland Financial                                    Exhibit 4.3 to the Company's
                                     Corporation 1997 Share                                Form S-8 filed with the
                                     Incentive Plan                                        Commission on April 15, 1998

        10.2                         Form of Amended and Restated Trust                    Exhibit 4.5 to the Company's Form S-3
                                     Agreement                                             filed with the Commission on August 1,
                                                                                           1997

        10.3                         Form of Indenture                                     Exhibit 4.5 to the Company's Form S-3
                                                                                           filed with the Commission on August 1,
                                                                                           1997

        10.4                         Lakeland Financial Corporation 401(k) Plan            Exhibit 10.1 to the Company's Form S-8
                                                                                           filed with the Commission on October
                                                                                           23, 2000

        10.5                         Amended and Restated Lakeland                         Attached hereto
                                     Financial Corporation Director's Fee
                                     Deferral Plan

        21.0                         Subsidiaries                                          Attached hereto

        23.1                         Report of Independent Auditors                        Item 8 herein

        99.1                         Certificate of Chief Executive Officer                Attached hereto

        99.2                         Certificate of Chief Financial Officer                Attached hereto

         (b) Reports on Form 8-K

                  None.

                                  SIGNATURES


         Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        LAKELAND FINANCIAL CORPORATION



Date: February 19, 2003                       By    /s/ R. Douglas Grant
                                                    R. Douglas Grant, Chairman

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                   Title                       Date

/s/ Michael L. Kubacki
Michael L. Kubacki          Principal Executive Officer      February 19, 2003
                            and Director

/s/ David M. Findlay
David M. Findlay            Principal Financial Officer      February 19, 2003


/s/ Teresa A. Bartman
Teresa A. Bartman           Principal Accounting Officer     February 19, 2003


/s/ R. Douglas Grant
R. Douglas Grant            Director                         February 19, 2003


/s/ Robert E. Bartels, Jr.
Robert E. Bartels, Jr       Director                         February 19, 2003



Eddie Creighton             Director                         February 19, 2003


/s/ Anna K. Duffin
Anna K. Duffin              Director                         February 19, 2003


/s/ L. Craig Fulmer
L. Craig Fulmer             Director                         February 19, 2003



Jerry L. Helvey             Director                         February 19, 2003

Allan J. Ludwig             Director                         February 19, 2003


/s/ Charles E. Niemier
Charles E. Niemier          Director                         February 19, 2003


/s/ D. Jean Northenor
D. Jean Northenor           Director                         February 19, 2003


/s/ Emily E. Pichon
Emily E. Pichon             Director                         February 19, 2003


/s/ Richard L. Pletcher
Richard L. Pletcher         Director                         February 19, 2003


/s/ Steven D. Ross
Steven D. Ross              Director                         February 19, 2003


/s/ Donald B. Steininger
Donald B. Steininger        Director                         February 19, 2003


/s/ Terry L. Tucker
Terry L. Tucker             Director                         February 19, 2003


/s/ M. Scott Welch
M. Scott Welch              Director                         February 19, 2003

                                Certifications

        I, Michael L. Kubacki, Chief Executive Officer of the Company, certify that:

        1. I have reviewed this annual report on Form 10-K of Lakeland Financial Corporation;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in the Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: February 19, 2003      /s/ Michael L. Kubacki
                             Michael L. Kubacki - Chief Executive Officer

                                Certifications

         I, David M. Findlay, Chief Financial Officer of the Company, certify that:

        1. I have reviewed this annual report on Form 10-K of Lakeland Financial Corporation;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in the Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: February 19, 2003      /s/ David M. Findlay
                             David M. Findlay - Chief Financial Officer

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