Form 10-Q
period 2003-03-31
LAKELAND FINANCIAL CORP
filed 2003-05-09
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                      Outstanding at April 30, 2003
Common Stock, No Par Value                      5,772,931

                        LAKELAND FINANCIAL CORPORATION

                          Form 10-Q Quarterly Report

                               Table of Contents


                                    PART I.

                                                           Page Number

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . .  1
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . .  9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk 17
Item 4.  Controls and Procedures  . . . . . . . . . . . . . . . . . 17

                                   PART II.

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 20
Item 2.  Changes in Securities and Use of Proceeds  . . . . . . . . 20
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . 20
Item 4.  Submission of Matters to a Vote of Security Holders  . . . 20
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . 20
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 20

Form 10-Q Signature Page. . . . . . . . . . . . . . . . . . . . . . 21
Form 10-Q Certifications. . . . . . . . . . . . . . . . . . . . . . 22


                                                                Part 1
                                                    LAKELAND FINANCIAL CORPORATION
                                                     ITEM 1 - FINANCIAL STATEMENTS


                                                    LAKELAND FINANCIAL CORPORATION
                                                      CONSOLIDATED BALANCE SHEETS
                                              As of March 31, 2003 and December 31, 2002
                                                            (in thousands)

                                                             (Page 1 of 2)


                                                                                      March 31,    December 31,
                                                                                        2003           2002
                                                                                    ------------   ------------
                                                                                     (Unaudited)
ASSETS
Cash and cash equivalents:
  Cash and due from banks                                                           $     52,344   $     74,149
  Short-term investments                                                                   8,190         13,000
                                                                                    ------------   ------------
     Total cash and cash equivalents                                                      60,534         87,149

Securities available-for-sale:
  U. S. Treasury and government agency securities                                         14,171         17,284
  Mortgage-backed securities                                                             221,498        222,036
  State and municipal securities                                                          40,527         34,785
                                                                                    ------------   ------------
     Total securities available-for-sale
     (carried at fair value)                                                             276,196        274,105

Real estate mortgages held-for-sale                                                        7,001         10,395

Loans:
  Total loans                                                                            826,865        822,676
  Less: Allowance for loan losses                                                          9,742          9,533
                                                                                    ------------   ------------
     Net loans                                                                           817,123        813,143

Land, premises and equipment, net                                                         24,612         24,768
Accrued income receivable                                                                  5,124          4,999
Goodwill                                                                                   4,970          4,970
Other intangible assets                                                                    1,005          1,042
Other assets                                                                              25,051         27,215
                                                                                    ------------   ------------
     Total assets                                                                   $  1,221,616   $  1,247,786
                                                                                    ============   ============

                                                              (Continued)


                                                    LAKELAND FINANCIAL CORPORATION
                                                      CONSOLIDATED BALANCE SHEETS
                                              As of March 31, 2003 and December 31, 2002
                                          (in thousands except for share and per share data)

                                                             (Page 2 of 2)

                                                                                      March 31,    December 31,
                                                                                        2003           2002
                                                                                    ------------   ------------
                                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest bearing deposits                                                      $    167,558   $    192,787
  Interest bearing deposits                                                              793,936        720,538
                                                                                    ------------   ------------
     Total deposits                                                                      961,494        913,325

Short-term borrowings:
  Federal funds purchased                                                                  9,300         30,000
  Securities sold under agreements
    to repurchase                                                                         91,457        124,968
  U.S. Treasury demand notes                                                                 581          4,000
  Other borrowings                                                                        10,000         26,000
                                                                                    ------------   ------------
     Total short-term borrowings                                                         111,338        184,968

Accrued expenses payable                                                                  10,773         12,503
Other liabilities                                                                          1,246          2,417
Long-term borrowings                                                                      31,347         31,348
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                                       19,351         19,345
                                                                                    ------------   ------------
     Total liabilities                                                                 1,135,549      1,163,906

STOCKHOLDERS' EQUITY
Common stock: No par value, 90,000,000 shares authorized,
  5,813,984 shares issued and 5,770,565 outstanding as of
  March 31, 2003, and 5,813,984 shares issued and 5,767,010
  outstanding at December 31, 2002                                                         1,453          1,453
Additional paid-in capital                                                                 9,591          8,537
Retained earnings                                                                         73,230         70,819
Accumulated other comprehensive income                                                     2,612          3,937
Treasury stock, at cost                                                                     (819)          (866)
                                                                                    ------------   ------------
     Total stockholders' equity                                                           86,067         83,880
                                                                                    ------------   ------------

     Total liabilities and stockholders' equity                                     $  1,221,616   $  1,247,786
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


                                                    LAKELAND FINANCIAL CORPORATION
                                      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                          For the Three Months Ended March 31, 2003 and 2002
                                          (in thousands except for share and per share data)

                                                              (Unaudited)

                                                             (Page 1 of 2)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    ---------------------------
                                                                                        2003           2002
                                                                                    ------------   ------------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans: Taxable                                                 $     11,833   $     12,336
                            Tax exempt                                                        63             33
                                                                                    ------------   ------------
   Total loan income                                                                      11,896         12,369
Short-term investments                                                                        27             28

Securities:
 U.S. Treasury and government agency securities                                              170            395
 Mortgage-backed securities                                                                2,932          2,758
 State and municipal securities                                                              428            400
 Other debt securities                                                                         0            115
                                                                                    ------------   ------------
   Total interest and dividend income                                                     15,453         16,065

INTEREST EXPENSE
----------------
Interest on deposits                                                                       3,786          4,352
Interest on short-term borrowings                                                            340            920
Interest on long-term borrowings                                                             769            572
                                                                                    ------------   ------------
   Total interest expense                                                                  4,895          5,844
                                                                                    ------------   ------------
NET INTEREST INCOME                                                                       10,558         10,221
-------------------
Provision for loan losses                                                                    667            502
                                                                                    ------------   ------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                                                  9,891          9,719
-------------------------                                                           ------------   ------------

NONINTEREST INCOME
------------------
Trust and brokerage fees                                                                     610            658
Service charges on deposit accounts                                                        1,664          1,398
Other income (net)                                                                         1,019            928
Net gains on the sale of real estate mortgages
  held-for-sale                                                                            1,079            361
                                                                                    ------------   ------------
   Total noninterest income                                                                4,372          3,345

NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                                                             4,705          4,598
Occupancy and equipment expense                                                            1,362          1,099
Other expense                                                                              2,897          2,872
                                                                                    ------------   ------------
   Total noninterest expense                                                               8,964          8,569

                                                              (Continued)


                                                    LAKELAND FINANCIAL CORPORATION
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                          For the Three Months Ended March 31, 2003, and 2002
                                          (in thousands except for share and per share data)

                                                              (Unaudited)

                                                             (Page 2 of 2)


                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                    ---------------------------
                                                                                        2003           2002
                                                                                    ------------   ------------
INCOME BEFORE INCOME TAX EXPENSE                                                           5,299          4,495
--------------------------------

Income tax expense                                                                         1,784          1,542
                                                                                    ------------   ------------

NET INCOME                                                                          $      3,515   $      2,953
----------                                                                          ============   ============

Other comprehensive income(loss), net of tax:
  Unrealized gain/(loss) on available-
    for-sale securities                                                                   (1,325)           242
                                                                                    ------------   ------------

TOTAL COMPREHENSIVE INCOME                                                          $      2,190   $      3,195
                                                                                    ============   ============

AVERAGE COMMON SHARES OUTSTANDING FOR BASIC EPS                                        5,813,984      5,813,984

BASIC EARNINGS PER COMMON SHARE                                                     $       0.60   $       0.51
-------------------------------                                                     ============   ============

AVERAGE COMMON SHARES OUTSTANDING FOR DILUTED EPS                                      5,957,134      5,901,581

DILUTED EARNINGS PER COMMON SHARE                                                   $       0.59   $       0.50
---------------------------------                                                   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


                                                    LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            For the Three Months Ended March 2003 and 2002
                                                            (in thousands)

                                                              (Unaudited)

                                                             (Page 1 of 2)

                                                                                        2003           2002
                                                                                    ------------   ------------
Cash flows from operating activities:
  Net income                                                                        $      3,515   $      2,953
                                                                                    ------------   ------------
Adjustments to reconcile net income to net cash
  from operating activities:

  Depreciation                                                                               540            558
  Provision for loan losses                                                                  667            502
  Amortization of intangible assets                                                           44             44
  Amortization of mortgage servicing rights                                                  215             84
  Impairment of mortgage servicing rights                                                    141            (23)
  Loans originated for sale                                                              (37,514)       (17,246)
  Net gain on sale of loans                                                               (1,079)          (361)
  Proceeds from sale of loans                                                             41,710         21,516
  Net (gain) loss on sale of premises and equipment                                            0              2
  Net securities amortization                                                                376            550
  Increase in taxes payable                                                                1,763          1,469
  (Increase) decrease in income receivable                                                  (125)           158
  Increase (decrease) in accrued expenses payable                                           (163)           219
  (Increase) in life insurance cash surrender value                                         (168)             0
  (Increase) in other assets                                                                (397)          (598)
  Increase (decrease) in other liabilities                                                  (117)           112
                                                                                    ------------   ------------
     Total adjustments                                                                     5,893          6,986
                                                                                    ------------   ------------
        Net cash from operating activities                                                 9,408          9,939
                                                                                    ------------   ------------
Cash flows from investing activities:
  Proceeds from maturities, sales and calls of securities available-for-sale              32,928         16,635
  Purchases of securities available-for-sale                                             (37,451)       (18,733)
  Net increase in total loans                                                             (4,713)        (6,856)
  Purchase of land, premises and equipment                                                  (383)          (774)
                                                                                    ------------   ------------
        Net cash from investing activities                                                (9,619)        (9,728)
                                                                                    ------------   ------------
                                                              (Continued)



                                                    LAKELAND FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Three Months Ended March 31, 2003 and 2002
                                                            (in thousands)

                                                              (Unaudited)

                                                             (Page 2 of 2)

                                                                                        2003           2002
                                                                                    ------------   ------------
Cash flows from financing activities:
  Net increase in total deposits                                                    $     48,169   $     51,371
  Proceeds from short-term borrowings                                                  6,464,530      7,026,470
  Payments on short-term borrowings                                                   (6,538,161)    (7,115,357)
  Payments on long-term borrowings                                                            (1)           (12)
  Dividends paid                                                                            (988)          (864)
  (Purchase) sale of treasury stock                                                           47            (67)
                                                                                    ------------   ------------
        Net cash from financing activities                                               (26,404)       (38,459)
                                                                                    ------------   ------------
  Net decrease in cash and cash equivalents                                              (26,615)       (38,248)

Cash and cash equivalents at beginning of the period                                      87,149         79,123
                                                                                    ------------   ------------
Cash and cash equivalents at end of the period                                      $     60,534   $     40,875
                                                                                    ============   ============
Cash paid during the period for:
  Interest                                                                          $      4,312   $      5,685
                                                                                    ============   ============
  Income taxes                                                                      $         25   $        250
                                                                                    ============   ============
Loans transferred to other real estate                                              $         65   $          0
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2003

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

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The 2002 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2.  EARNINGS PER SHARE

     Basic earnings per common share is based upon weighted-average common shares outstanding. Diluted earnings per common share shows the dilutive effect of additional common shares issueable.

     Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. No additional options were granted in the first quarter of 2003. Had compensation cost for stock options been recorded in the financial statements, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.

                                                        Three Months ended
                                                             March 31,
                                                        2003           2002
                                                     ---------      ----------
Net income (in thousands) as reported                $   3,515      $    2,953
Deduct: stock-based compensation expense
determined under fair value based method                   118             180
                                                     ---------      ----------
Pro forma net income                                 $   3,397      $    2,773
                                                     =========      ==========
Basic earnings per common share as reported          $    0.60      $     0.51
Pro forma basic earnings per share                   $    0.58      $     0.48
Diluted earnings per common share as reported        $    0.59      $     0.50
Pro forma diluted earnings per share                 $    0.57      $     0.47

     The common shares outstanding for the stockholders' equity section of the consolidated balance sheet at March 31, 2003 reflects the acquisition of 43,419 shares of Company common stock to offset a liability for a directors' deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

NOTE 3.  LOANS
                                                 March 31,   December 31,
                                                   2003          2002
                                               ------------  ------------
                                                     (in thousands)
Commercial and industrial loans                $    565,237  $    556,800
Agri-business and agricultural loans                 63,991        68,137
Real estate mortgage loans                           45,220        44,644
Real estate construction loans                        2,279         2,540
Installment loans and credit cards                  150,138       150,555
                                               ------------  ------------
  Total loans                                  $    826,865  $    822,676
                                               ============  ============

Impaired loans                                 $      8,232  $      7,298

Non-performing loans                           $      8,594  $      7,603

NOTE 4.  RECLASSIFICATIONS

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

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                                March 31, 2003

OVERVIEW

     Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 41 offices in 12 counties in northern Indiana. The Company earned $3.5 million for the first three months of 2003 versus $3.0 million in the same period of 2002, an increase of 19.0%. The increase was driven by a $337,000 increase in net interest income and a $1.0 million increase in non-interest income. Offsetting these positive impacts were increases of $165,000 in the provision for loan losses, and $395,000 in non-interest expense. Basic earnings per share for the first three months of 2003 was $0.60 per share versus $0.51 per share for the first three months of 2002. Diluted earnings per share reflect the potential dilutive impact of stock options granted under an employee stock option plan. Diluted earnings per share for the first three months of 2003 was $0.59 per share, versus $0.50 per share for the first three months of 2002.


RESULTS OF OPERATIONS

Net Interest Income

     For the three-month period ended March 31, 2003, net interest income totaled $10.6 million, an increase of 3.3%, or $337,000 versus the first three months of 2002. Net interest income increased in the three-month periods of 2003 versus the comparable periods of 2002, primarily due to a $87.5 million increase in average interest bearing assets combined with an $18.0 million increase in average non-interest bearing demand deposits. The increase in net interest income occurred despite a 19 basis point decline in the Company's net interest margin to 3.93% for the three-month period ended March 31, 2003, versus 4.12% for the comparable period of 2002.

     During the first three months of 2003, total interest and dividend income decreased by $612,000, or 3.8% to $15.5 million, versus $16.1 million during the same three months of 2002. Daily average earning assets for the first three months of 2003 increased 8.5% to $1.114 billion versus the same period in 2002. The tax equivalent yield on average earning assets decreased by 67 basis points to 5.6% for the three-month period ended March 31, 2003 versus the same period of 2002.

     The decrease in the yield on average earning assets reflected decreases in the yields on both loans and securities caused by the falling interest rate environment. The yield on securities is historically lower than the yield on loans, and decreasing the ratio of securities to total earning assets will normally improve the yield on earning assets. The ratio of average daily securities to average earning assets for the three-month period ended March 31, 2003 was 24.7% compared to 26.7% for the same period of 2002.

     The average daily loan balances for the first three months of 2003 increased 11.3% to $829.6 million, over the average daily loan balances of $745.6 million for the same period of 2002. During the same period, loan interest income declined by $473,000, or 3.8%, to $11.9 million. The decrease was the result of an 83 basis point decrease in the tax equivalent yield on loans to 5.7% from 6.6% in the first three months of 2002.

     Income from short-term investments was $27,000 for the three-month period ended March 31, 2003, versus $28,000 for the same period of 2002.

     The average daily securities balances for the first three months of 2003 increased $1.5 million, or 0.5%, to $275.2 million, versus $273.7 million for the same period of 2002. During the same periods, income from securities declined by $138,000, or 3.8%, to $3.5 million versus $3.7 million during the first three months of 2002. The decrease was primarily the result of a 21 basis point decline in the tax equivalent yields on securities, to 5.5% versus 5.7% in the first three months of 2002.

     Total interest expense decreased $949,000, or 16.2%, to $4.9 million for the three-month period ended March 31, 2003, from $5.8 million for the comparable period in 2002. The decrease was primarily the result of a 53 basis point decrease in the Company's daily cost of funds to 1.79%, versus 2.32% for the same period of 2002. On an average daily basis, total deposits (including demand deposits) increased $116.7 million, or 14.3%, to $934.1 million for the three-month period ended March 31, 2003, versus $817.4 million in the same period in 2002. On an average daily basis, noninterest bearing demand deposits increased $18.0 million, or 13.0%, for the three-month period ended March 31, 2003, versus the same period in 2002. When comparing the three months ended March 31, 2003 with the same period of 2002, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $68.6 million and the rate paid on such accounts declined by 77 basis points versus the same period in 2002. During the remainder of 2003, management plans to continue efforts to grow relationship type accounts such as demand deposit and Investors' Weekly accounts, which traditionally pay a lower rate of interest compared to time deposit accounts and are generally viewed by management as stable and reliable funding sources. Average daily balances of borrowings decreased $26.2 million, or 12.8%, to $178.0 million for the three months ended March 31, 2003 versus $204.2 million for the same period in 2002. The rate on borrowings decreased

43 basis points when comparing the first quarter of 2003 with the same period of 2002. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 8.9% for the three-month period ended March 31, 2003 versus the same period in 2002.

Provision for Loan Losses

     Based on management's review of the adequacy of the allowance for loan losses, a provision for losses on loans of $667,000 was recorded during the three-month period ended March 31, 2003, versus a provision of $502,000 recorded during the same period of 2002. The increase in the provision for loan losses for the three-month period reflected a number of factors, including the increase in the size of the loan portfolio, the amount of impaired loans, the amount of past due accruing loans (90 days or more), and management's overall view on current credit quality, as discussed in more detail below in the analysis relating to the Company's financial condition.


Noninterest Income

     Noninterest income categories for the three-month periods ended March 31, 2003 and 2002 are shown in the following table:

                                                     Three Months ended
                                                         March 31,
                                            ----------------------------------
                                                                      Percent
                                                2003        2002       Change
                                            ----------  ----------  ----------
                                                       (in thousands)
Trust and brokerage fees                    $      610  $      658      (7.3)%
Service charges on deposits                      1,664       1,398      19.0
Other income (net)                               1,019         928       9.8
Net gains on the sale of real estate
  mortgages held-for-sale                        1,079         361     198.9
                                            ----------  ----------  ----------
     Total noninterest income               $    4,372  $    3,345      30.7 %
                                            ==========  ==========  ==========

     Trust fees decreased 15.7%, from $517,000 to $436,000, in the first three months of 2003 versus the same period in 2002. This decrease was primarily in employee benefit plan, stock transfer, and living trust fees. Many of the trust fees are determined based upon the dollar amount of the assets held in the various trusts. The overall decline in the stock market has adversely impacted the value of those trust assets, and therefore reduced the trust income based upon it. Brokerage fees increased 24.3%, from $140,000 to $174,000, in the first three months of 2003 versus the same period in 2002, driven by increased trading volume during 2003.

     The primary sources of the increase in service charges on deposit accounts were fees related to business checking accounts as well as fees related to new deposit services that were implemented in 2002.

     Other income consists of normal recurring fee income such as mortgage service fees, credit card fees, insurance income and fees, valuation of mortgage servicing rights and safe deposit box rent, as well as other income that management classifies as non-recurring. Other fee income increased $91,000 in the first three months of 2003 versus the same period in 2002. The primary drivers behind the increase were a $168,000 increase in the cash surrender value of bank owned life insurance and a $58,000 increase in mortgage fees. Offsetting these was a $164,000 increase in the non-cash impairment of the Bank's mortgage servicing rights.

     The increase in profits from the sale of mortgages reflected an increase in the volume of mortgages sold during the first three months of 2003 versus sales during the first three months of 2002. During the first three months of 2003, the Company sold $40.9 million in mortgages versus $21.3 million in the comparable period of 2002. This increase in volume was the result of the low interest rate environment, which has resulted in increased mortgage refinance activity and increased demand for home mortgages. Management does not anticipate that this level of mortgage sales gains will continue throughout the year.


Noninterest Expense

     Noninterest expense categories for the three-month periods ended March 31, 2003, and 2002 are shown in the following table:

                                                     Three Months ended
                                                         March 31,
                                            ----------------------------------
                                                                      Percent
                                               2003        2002        Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Salaries and employee benefits              $    4,705  $    4,598       2.3 %
Occupancy and equipment expense                  1,362       1,099      23.9
Other expense                                    2,897       2,872       0.9
                                            ----------  ----------  ----------
     Total noninterest expense              $    8,964  $    8,569       4.6 %
                                            ==========  ==========  ==========

     The slight increase in salaries and employee benefits was primarily due to normal salary increases, as total employees decreased to 463 at March 31, 2003, from 466 at March 31, 2002.

     The 23.9% increase in occupancy and equipment expense reflected higher property taxes, as well as higher maintenance and repair expense due to an increased commitment to the physical enhancement of offices and higher snow removal costs required during the first quarter of 2003, versus the comparable period of 2002.

     Other expense includes corporate and business development, data processing fees, telecommunications, postage, and professional fees such as legal, accounting, and directors' fees. Other expense remained stable although data processing expenses incurred during the first three-months of 2003 were greater than during the same period of 2002.

Income Tax Expense

     Income tax expense increased $242,000, or 15.7%, for the first three months of 2003, compared to the same period in 2002. The combined state franchise tax expense and the federal income tax expense as a percentage of income before income tax expense decreased to 33.7% during the first three months of 2003 compared to 34.3% during the same period in 2002.

FINANCIAL CONDITION

     Total assets of the Company were $1.222 billion as of March 31, 2003, a decrease of $26.2 million, or 2.1%, when compared to $1.248 billion as of December 31, 2002.

     Total cash and cash equivalents decreased by $26.6 million, or 30.5%, to $60.5 million at March 31, 2003 from $87.1 million at December 31, 2002. The decrease was attributable to decreases in the Company's short-term borrowings.

     Total securities available-for-sale increased by $2.1 million, or 0.8%, to $276.2 million at March 31, 2003 from $274.1 million at December 31, 2002. The increase was a result of a number of transactions in the securities portfolio. Paydowns of $27.1 million were received, and the amortization of premiums, net of the accretion of discounts, was $376,000. Maturities, calls and sales of securities totaled $5.9 million, and the fair market value of the securities declined by $2.0 million. The market value decline was driven by paydowns received in the mortgage-backed portion on the securities portfolio. These portfolio decreases were offset by securities purchases totaling $37.5 million. The investment portfolio is managed to limit the Company's exposure to risk by containing mostly CMO's and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

     Real estate mortgages held-for-sale decreased by $3.4 million, or 32.7%, to $7.0 million at March 31, 2003 from $10.4 million at December 31, 2002. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the three months ended March 31, 2003, $37.5 million in real estate mortgages were originated for sale and $40.9 million in mortgages were sold.

     Total loans, excluding real estate mortgages held-for-sale, increased by $4.2 million or 0.5% to $826.9 million at March 31, 2003 from $822.7 million at December 31, 2002. The mix of loan types within the Company's portfolio remained relatively unchanged, reflecting 76% commercial, 6% real estate and 18% consumer loans at both March 31, 2003 and December 31, 2002.

     The allowance for loan losses increased $209,000, or 2.2%, to $9.7 million at March 31, 2003 from $9.5 million at December 31, 2002. Net charge-offs for the three months ended March 31, were $458,000 in 2003 and $139,000 in 2002. The increase in charge-offs was primarily due to one commercial credit. The allowance for loan losses at March 31, 2003 was 1.18% of total loans, net of residential mortgage loans held for sale on the secondary market, versus 1.16% at December 31, 2002.

     The Company has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Commercial loans represent higher dollar loans to fewer customers and therefore higher credit risk. Pricing is adjusted to manage the higher credit risk associated with these types of loans. The majority of fixed rate mortgage loans, which represent increased interest rate risk, are sold in the secondary market, as well as some variable rate mortgage loans. The remainder of the variable rate mortgage loans and a small number of fixed rate mortgage loans are retained. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, as a result of the continuing difficult economic climate, certain borrowers may experience difficulty and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

     Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable losses relating to specifically identified loans based on an evaluation as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined based on the application of loss percentages to graded loans by categories. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans - substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At March 31, 2003, on the basis of management's review of the loan portfolio, the Company had $28.4 million of assets classified special mention, $33.1 million classified as substandard, $487,000 classified as doubtful and $0 classified as loss as compared to $47.6 million, $27.0 million, $211,000 and $200,000 at December 31, 2002.

     Classified loan percentages of estimated loss are as follows: Special Mention-5%; Substandard-15%; Doubtful-50%; and Loss-100%. Management additionally provides a reserve estimate for incurred losses in non-classified loans ranging from 0.20% to 0.75%. Allowance estimates are developed by management in consultation with regulatory authorities, taking into account both actual loss experience and peer group loss experience, and are adjusted for current economic conditions. Allowance estimates are considered a prudent measurement of the risk in the Company's loan portfolio and are applied to individual loans based on loan type. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.

     At March 31, 2003, total nonperforming loans increased by $1.0 million to $8.6 million from $7.6 million at December 31, 2002. Loans delinquent 90 days or more that were included in the accompanying financial statements as accruing totaled $3.4 million at both March 31, 2003 and December 31, 2002. Total impaired loans increased by $934,000 to $8.2 million at March 31, 2003 from $7.3 million at December 31, 2002. The increase in the impaired loans category resulted primarily from one commercial credit totaling $1.7 million. The increase in nonperforming loans also resulted from the addition of the aforementioned loan. The impaired loan total includes $5.0 million in nonaccrual loans. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

     Total deposits increased by $48.2 million, or 5.3%, to $961.5 million at March 31, 2003 from $913.3 million at December 31, 2002. The increase resulted from increases of $41.8 million in certificates of deposit driven by a $48.3 million increase in public fund CD's, $17.5 million in NOW accounts, $10.3 million in Investors' Weekly accounts and $4.0 million in savings accounts. Offsetting these increases were declines of $25.2 million in demand deposits and $221,000 in money market accounts.

     Total short-term borrowings decreased by $73.6 million, or 39.8%, to $111.3 million at March 31, 2003 from $184.9 million at December 31, 2002. The decrease resulted from declines of $33.5 million in securities sold under agreements to repurchase, $20.7 million in federal funds purchased and $16.0 million in other borrowings, primarily short-term advances from the Federal Home Loan Bank of Indianapolis.

     Total stockholders' equity increased by $2.2 million, or 2.6%, to $86.1 million at March 31, 2003 from $83.9 million at December 31, 2002. Net income of $3.5 million, less dividends of $1.1 million, less the decrease in the accumulated other comprehensive income of $1.3 million, plus $47,000 for the cost of treasury stock sold, comprised most of this increase. In addition, effective January 1, 2003, the Company's directors' deferred compensation plan was amended to no longer permit diversification outside of Company stock and to require that settlement of deferred balances be made in shares of Company stock. In accordance with EITF 97-14: "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested," on the date of the plan change the $1.1 million current value of the liability for the Company shares was transferred to additional paid-in capital from other liabilities.

     The Federal Deposit Insurance Corporation's (FDIC) risk based capital regulations require that all banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Company's ratios continue to be above "well capitalized" levels. As of March 31, 2003, the Company's Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio were 8.1%, 10.5% and 11.6%, respectively.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rate risk represents the Company's primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2002. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company's needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At March 31, 2003, the Company's potential pretax exposure was within the Company's policy limit, and not significantly different from December 31, 2002.

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

                                March 31, 2003

                          Part II - Other Information

Item 1. Legal proceedings
        There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2. Changes in Securities and Use of Proceeds
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K
        a.  Exhibits
            99.1 - Certificate of Chief Executive Officer
            99.2 - Certificate of Chief Financial Officer

        b.  Reports
            A report on Form 8-K was filed on April 15, 2003 under Item 5 which reported the Company's first quarter financial information in the form of a press release.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                March 31, 2003

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



                            LAKELAND FINANCIAL CORPORATION
                                    (Registrant)




Date: May 5, 2003           /s/Michael L. Kubacki
                            Michael L. Kubacki - President and Chief
                            Executive Officer




Date: May 5, 2003           /s/David M. Findlay
                            David M. Findlay - Executive Vice President
                            and Chief Financial Officer




Date: May 5, 2003           /s/Teresa A. Bartman
                            Teresa A. Bartman - Vice President and
                            Controller

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



Date: May 5, 2003           /s/Michael L. Kubacki
                            Michael L. Kubacki - Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



Date: May 5 2003           /s/David M. Findlay
                           David M. Findlay - Chief Financial Officer