Form 10-Q
period 2003-06-30
LAKELAND FINANCIAL CORP
filed 2003-08-08
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003

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
                                YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                      Outstanding at July 31, 2003
Common Stock, No Par Value                     5,772,032

                        LAKELAND FINANCIAL CORPORATION

                          Form 10-Q Quarterly Report

                               Table of Contents


                                    PART I.

                                                          Page Number

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . .  1
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . 10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk 25
Item 4.  Controls and Procedures  . . . . . . . . . . . . . . . . . 25

                                   PART II.

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 29
Item 2.  Changes in Securities and Use of Proceeds  . . . . . . . . 29
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . 29
Item 4.  Submission of Matters to a Vote of Security Holders  . . . 29
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . 30
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 30

Form 10-Q Signature Page. . . . . . . . . . . . . . . . . . . . . . 31


                                                      Part 1
                                          LAKELAND FINANCIAL CORPORATION
                                           ITEM 1 - FINANCIAL STATEMENTS


                                          LAKELAND FINANCIAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                     As of June 30, 2003 and December 31, 2002
                                                  (in thousands)

                                                   (Page 1 of 2)


                                                                                      June 30,     December 31,
                                                                                        2003           2002
                                                                                    ------------   ------------
                                                                                     (Unaudited)
ASSETS
Cash and cash equivalents:
  Cash and due from banks                                                           $     56,412   $     74,149
  Short-term investments                                                                   7,184         13,000
                                                                                    ------------   ------------
     Total cash and cash equivalents                                                      63,596         87,149

Securities available-for-sale:
  U. S. Treasury and government agency securities                                         14,164         17,284
  Mortgage-backed securities                                                             211,228        222,036
  State and municipal securities                                                          45,928         34,785
                                                                                    ------------   ------------
     Total securities available-for-sale
     (carried at fair value)                                                             271,320        274,105

Real estate mortgages held-for-sale                                                       11,230         10,395

Loans:
  Total loans                                                                            839,355        822,676
  Less: Allowance for loan losses                                                          9,786          9,533
                                                                                    ------------   ------------
     Net loans                                                                           829,569        813,143

Land, premises and equipment, net                                                         26,286         24,768
Accrued income receivable                                                                  4,943          4,999
Goodwill                                                                                   4,970          4,970
Other intangible assets                                                                      968          1,042
Other assets                                                                              26,691         27,215
                                                                                    ------------   ------------
     Total assets                                                                   $  1,239,573   $  1,247,786
                                                                                    ============   ============

                                                    (Continued)


                                          LAKELAND FINANCIAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                     As of June 30, 2003 and December 31, 2002
                                (in thousands except for share and per share data)

                                                   (Page 2 of 2)

                                                                                      June 30,     December 31,
                                                                                        2003           2002
                                                                                    ------------   ------------
                                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest bearing deposits                                                      $    183,436   $    192,787
  Interest bearing deposits                                                              782,808        720,538
                                                                                    ------------   ------------
     Total deposits                                                                      966,244        913,325

Short-term borrowings:
  Federal funds purchased                                                                 17,000         30,000
  Securities sold under agreements
    to repurchase                                                                         98,736        124,968
  U.S. Treasury demand notes                                                               1,848          4,000
  Other borrowings                                                                        10,000         26,000
                                                                                    ------------   ------------
     Total short-term borrowings                                                         127,584        184,968

Accrued expenses payable                                                                   7,430         12,503
Other liabilities                                                                          1,367          2,417
Long-term borrowings                                                                      30,047         31,348
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                                       19,358         19,345
                                                                                    ------------   ------------
     Total liabilities                                                                 1,152,030      1,163,906

STOCKHOLDERS' EQUITY
Common stock: No par value, 90,000,000 shares authorized,
  5,817,459 shares issued and 5,773,731 outstanding as of
  June 30, 2003, and 5,813,984 shares issued and 5,767,010
  outstanding at December 31, 2002                                                         1,453          1,453
Additional paid-in capital                                                                 9,671          8,537
Retained earnings                                                                         75,873         70,819
Accumulated other comprehensive income                                                     1,373          3,937
Treasury stock, at cost                                                                     (827)          (866)
                                                                                    ------------   ------------
     Total stockholders' equity                                                           87,543         83,880
                                                                                    ------------   ------------

     Total liabilities and stockholders' equity                                     $  1,239,573   $  1,247,786
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.



                                          LAKELAND FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                         For the Three Months and Six Months Ended June 30, 2003 and 2002
                                (in thousands except for share and per share data)

                                                    (Unaudited)

                                                   (Page 1 of 2)


                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
                                                      ---------------------------   ---------------------------
                                                          2003           2002           2003           2002
                                                      ------------   ------------   ------------   ------------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans: Taxable                   $     12,077   $     12,315   $     23,910   $     24,651
                            Tax exempt                          66             34            129             67
                                                      ------------   ------------   ------------   ------------
   Total loan income                                        12,143         12,349         24,039         24,718
Short-term investments                                          58             64             85             92
Securities:
 U.S. Treasury and government agency securities                145            342            315            737
 Mortgage-backed securities                                  2,694          3,039          5,626          5,797
 State and municipal securities                                497            400            925            800
 Other debt securities                                           0             87              0            202
                                                      ------------   ------------   ------------   ------------
   Total interest and dividend income                       15,537         16,281         30,990         32,346

INTEREST EXPENSE
----------------
Interest on deposits                                         3,702          4,226          7,488          8,578
Interest on short-term borrowings                              313            635            653          1,555
Interest on long-term debt                                     771            755          1,540          1,327
                                                      ------------   ------------   ------------   ------------
   Total interest expense                                    4,786          5,616          9,681         11,460
                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME                                         10,751         10,665         21,309         20,886
-------------------
Provision for loan losses                                      717            747          1,384          1,249
                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                   10,034          9,918         19,925         19,637
-------------------------                             ------------   ------------   ------------   ------------
NONINTEREST INCOME
------------------
Trust and brokerage fees                                       565            641          1,175          1,299
Service charges on deposit accounts                          1,736          1,739          3,400          3,137
Other income (net)                                           1,431            814          2,450          1,742
Net gains on the sale of real estate mortgages
  held-for-sale                                              1,193            350          2,272            711
Net securities gains                                             0             16              0             16
                                                      ------------   ------------   ------------   ------------
   Total noninterest income                                  4,925          3,560          9,297          6,905

NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                               5,008          4,536          9,713          9,134
Occupancy and equipment expense                              1,218          1,082          2,580          2,181
Other expense                                                3,035          3,181          5,932          6,053
                                                      ------------   ------------   ------------   ------------
   Total noninterest expense                                 9,261          8,799         18,225         17,368

                                                    (Continued)


                                          LAKELAND FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                         For the Three Months and Six Months Ended June 30, 2003 and 2002
                                (in thousands except for share and per share data)

                                                    (Unaudited)

                                                   (Page 2 of 2)


                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
                                                      ---------------------------   ---------------------------
                                                          2003           2002           2003           2002
                                                      ------------   ------------   ------------   ------------
INCOME BEFORE INCOME TAX EXPENSE                             5,698          4,679         10,997          9,174
--------------------------------
Income tax expense                                           1,949          1,619          3,733          3,161
                                                      ------------   ------------   ------------   ------------
NET INCOME                                            $      3,749   $      3,060   $      7,264   $      6,013
----------                                            ============   ============   ============   ============
Other comprehensive income, net of tax:
  Unrealized gain/(loss) on available-
    for-sale securities                                     (1,240)         2,195         (2,564)         2,437
                                                      ------------   ------------   ------------   ------------

TOTAL COMPREHENSIVE INCOME                            $      2,509   $      5,255   $      4,700   $      8,450
                                                      ============   ============   ============   ============


AVERAGE COMMON SHARES OUTSTANDING FOR BASIC EPS          5,819,448      5,813,984      5,815,386      5,813,984

BASIC EARNINGS PER COMMON SHARE                       $       0.64   $       0.53   $       1.25   $       1.03
-------------------------------                       ============   ============   ============   ============
AVERAGE COMMON SHARES OUTSTANDING FOR DILUTED EPS        5,977,598      5,973,772      5,960,399      5,941,108

DILUTED EARNINGS PER COMMON SHARE                     $       0.63   $       0.51   $       1.22   $       1.01
---------------------------------                     ============   ============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


                                          LAKELAND FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  For the Six Months Ended June 30, 2003 and 2002
                                                  (in thousands)

                                                    (Unaudited)

                                                   (Page 1 of 2)
                                                                                        2003           2002
                                                                                    ------------   ------------
Cash flows from operating activities:
  Net income                                                                        $      7,264   $      6,013
                                                                                    ------------   ------------
Adjustments to reconcile net income to net cash
  from operating activities:

  Depreciation                                                                             1,118          1,108
  Provision for loan losses                                                                1,384          1,249
  Amortization of intangible assets                                                           88             88
  Amortization of mortgage servicing rights                                                  414            170
  Impairment of mortgage servicing rights                                                    169            203
  Loans originated for sale                                                              (84,959)       (35,928)
  Net gain on sale of loans                                                               (2,272)          (711)
  Proceeds from sale of loans                                                             85,857         43,650
  Net loss on sale of premises and equipment                                                   1             16
  Net (gain) on sale of securities available-for-sale                                          0            (16)
  Net securities amortization                                                                709            932
  (Decrease) in taxes payable                                                               (549)           (56)
  Decrease in income receivable                                                               56            133
  Increase (decrease) in accrued expenses payable                                           (466)           149
  (Increase) in life insurance cash surrender value                                         (340)             0
  (Increase) decrease in other assets                                                       (367)           595
  Increase in other liabilities                                                                4            735
                                                                                    ------------   ------------
     Total adjustments                                                                       847         12,317
                                                                                    ------------   ------------
        Net cash from operating activities                                                 8,111         18,330
                                                                                    ------------   ------------
Cash flows from investing activities:
  Proceeds from maturities, sales and calls of securities available-for-sale              68,833         34,754
  Purchases of securities available-for-sale                                             (70,782)       (38,110)
  Net increase in total loans                                                            (19,339)       (26,300)
  Proceeds from sales of land, premises and equipment                                          0              6
  Purchase of land, premises and equipment                                                (2,636)        (1,226)
                                                                                    ------------   ------------
        Net cash from investing activities                                               (23,924)       (30,876)
                                                                                    ------------   ------------
                                                    (Continued)


                                          LAKELAND FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  For the Six Months Ended June 30, 2003 and 2002
                                                  (in thousands)

                                                    (Unaudited)

                                                   (Page 2 of 2)

                                                                                        2003           2002
                                                                                    ------------   ------------
Cash flows from financing activities:
  Net increase in total deposits                                                    $     52,919   $     49,782
  Proceeds from short-term borrowings                                                 12,676,285     14,979,710
  Payments on short-term borrowings                                                  (12,733,669)   (15,009,512)
  Proceeds from long-term borrowings                                                           0         20,000
  Payments on long-term borrowings                                                        (1,301)           (20)
  Dividends paid                                                                          (2,094)        (1,962)
  Proceeds from the sale of common stock                                                      81              0
  (Purchase) sale of treasury stock                                                           39            (67)
                                                                                    ------------   ------------
        Net cash from financing activities                                                (7,740)        37,931
                                                                                    ------------   ------------
  Net decrease in cash and cash equivalents                                              (23,553)        25,385

Cash and cash equivalents at beginning of the period                                      87,149         79,123
                                                                                    ------------   ------------
Cash and cash equivalents at end of the period                                      $     63,596   $    104,508
                                                                                    ============   ============
Cash paid during the period for:
  Interest                                                                          $      9,642   $     11,753
                                                                                    ============   ============
  Income taxes                                                                      $      4,277   $      3,399
                                                                                    ============   ============
Loans transferred to other real estate                                              $      1,530   $          0
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2003

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

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The 2002 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 149 and No. 150. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The provisions of this statement require that contracts with comparable characteristics be accounted for similarly. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liability and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS No. 149 and SFAS No. 150 to have a material impact to the Company's consolidated financial position or results of operations.

NOTE 3.  EARNINGS PER SHARE

     Basic earnings per common share is based upon weighted-average common shares outstanding. Diluted earnings per common share shows the dilutive effect of additional common shares issueable.

     Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. No additional options were granted in the first six months of 2003. Had compensation cost for stock options been recorded in the financial statements, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.

                                                      Six Months ended
                                                         June 30,
                                                     2003        2002
                                                  ---------   ----------
Net income (in thousands) as reported             $   7,264   $    6,013
Deduct: stock-based compensation expense
determined under fair value based method                270          351
                                                  ---------   ----------
Pro forma net income                              $   6,994   $    5,662
                                                  =========   ==========
Basic earnings per common share as reported       $    1.25   $     1.03
Pro forma basic earnings per share                $    1.20   $     0.97
Diluted earnings per common share as reported     $    1.22   $     1.01
Pro forma diluted earnings per share              $    1.17   $     0.95

                                                    Three Months ended
                                                         June 30,
                                                     2003        2002
                                                  ---------   ----------
Net income (in thousands) as reported             $   3,749   $    3,060
Deduct: stock-based compensation expense
determined under fair value based method                152          171
                                                  ---------   ----------
Pro forma net income                              $   3,597   $    2,889
                                                  =========   ==========
Basic earnings per common share as reported       $    0.64   $     0.53
Pro forma basic earnings per share                $    0.62   $     0.50
Diluted earnings per common share as reported     $    0.63   $     0.51
Pro forma diluted earnings per share              $    0.60   $     0.48

     The common shares outstanding for the stockholders' equity section of the consolidated balance sheet at June 30, 2003 reflects the acquisition of 43,728 shares of Company common stock to offset a liability for a directors' deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

NOTE 4.  LOANS
                                                 June 30,    December 31,
                                                   2003          2002
                                               ------------  ------------
                                                     (in thousands)
Commercial and industrial loans                $    577,597  $    556,800
Agri-business and agricultural loans                 69,561        68,137
Real estate mortgage loans                           39,056        44,644
Real estate construction loans                        2,453         2,540
Installment loans and credit cards                  150,688       150,555
                                               ------------  ------------
  Total loans                                  $    839,355  $    822,676
                                               ============  ============

Impaired loans                                 $      6,297  $      7,298

Non-performing loans                           $      6,633  $      7,603

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

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                                 June 30, 2003

OVERVIEW

     Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 41 offices in 12 counties in northern Indiana. The Company earned $7.3 million for the first six months of 2003 versus $6.0 million in the same period of 2002, an increase of 20.8%. The increase was driven by a $2.4 million increase in non-interest income and a $423,000 increase in net interest income. Offsetting these positive impacts were increases of $135,000 in the provision for loan losses, and $857,000 in non-interest expense. Basic earnings per share for the first six months of 2003 was $1.25 per share versus $1.03 per share for the first six months of 2002. Diluted earnings per share reflect the potential dilutive impact of stock options granted under an employee stock option plan. Diluted earnings per share for the first six months of 2003 was $1.22 per share, versus $1.01 per share for the first six months of 2002.

     Net income for the second quarter of 2003 was $3.7 million, an increase of 22.5% versus $3.1 million for the comparable period of 2002. Basic earnings per share for the second quarter of 2003 were $0.64 per share, versus $0.53 per share for the second quarter of 2002. Diluted earnings per share for the second quarter of 2003 were $0.63 per share, versus $0.51 per share for the second quarter of 2002.


RESULTS OF OPERATIONS

Net Interest Income

     For the six-month period ended June 30, 2003, net interest income totaled $21.3 million, an increase of 2.0%, or $423,000 versus the first six months of 2002. For the three-month period ended June 30, 2003, net interest income totaled $10.8 million, an increase of 0.8%, or $86,000, over the same period of 2002. Net interest income increased in both the six-month and three-month periods of 2003 versus the comparable periods of 2002, primarily due to increases in average interest bearing assets combined with increases in average non-interest bearing demand deposits. For the six-month period ended June 30, 2003, average earning assets increased by $87.1 million, and average non-interest bearing demand deposits increased by $21.1 million versus the same period in 2002. For the three-month period ended June 30, 2003, average earning assets increased by $86.8 million, and average non-interest bearing demand deposits increased by $24.1 million, versus the same period in 2002. The net interest income was negatively impacted by declines in the Company's net interest margin to 3.92% and 3.89%, respectively, for the six-month and three-month periods ended June 30, 2003, versus 4.14% and 4.15% for the comparable periods of 2002.

     During the first six months of 2003, total interest and dividend income decreased by $1.3 million, or 4.2% to $31.0 million, versus $32.3 million during the same six months of 2002. During the second quarter of 2003, interest and dividend income decreased $744,000, or 4.6%, to $15.5 million, versus $16.3 million during the same quarter of 2002. Daily average earning assets for the first six months of 2003 increased 8.4% to $1.125 billion versus the same period in 2002. For the second quarter, daily average earning assets increased 8.3% to $1.137 billion versus the same period of 2002. The tax equivalent yield on average earning assets decreased by 71 basis points to 5.7% for the six-month period ended June 30, 2003 versus the same period of 2002. For the three-month period ended June 30, 2003, the yield decreased 75 basis points to 5.6% from the yield for the three-month period ended June 30, 2002.

     The decrease in the yield on average earning assets reflected decreases in the yields on both loans and securities caused by the falling interest rate environment. The yield on securities is historically lower than the yield on loans, and decreasing the ratio of securities to total earning assets will normally improve the yield on earning assets. The ratio of average daily securities to average earning assets for the six-month and three-month periods ended June 30, 2003 were 24.2% and 23.7% compared to 26.4% and 26.1% for the same periods of 2002.

     The average daily loan balances for the first six months of 2003 increased 11.3% to $838.1 million, over the average daily loan balances of $753.2 million for the same period of 2002. During the same period, loan interest income declined by $679,000, or 2.8%, to $24.0 million. The decrease was the result of an 83 basis point decrease in the tax equivalent yield on loans to 5.8% from 6.6% in the first six months of 2002. The average daily loan balances for the second quarter of 2003 increased $85.7 million, or 11.3%, to $846.5 million, versus $760.7 million for the same period of 2002. During the same period, loan interest income declined by $206,000, or 1.7%, to $12.1 million versus $12.3 million during the second quarter of 2002. The decrease was the result of a 76 basis point decrease in the tax equivalent yield on loans, to 5.7%, versus 6.5% in the second quarter of 2002.

     The average daily securities balances for the first six months of 2003 decreased $1.3 million, or 0.5%, to $272.6 million, versus $273.9 million for the same period of 2002. During the same periods, income from securities declined by $670,000, or 0.9%, to $6.9 million versus $7.5 million during the first six months of 2002. The decrease was primarily the result of a 42 basis point decline in the tax equivalent yields on securities, to 5.4% versus 5.8% in the first six months of 2002. The average daily securities balances for the second quarter of 2003 decreased $4.0 million, or 1.5%, to $269.9 million, versus $274.0 million for the same period of 2002. During the same periods, income from securities declined by $532,000, or 13.8%, to $3.3 million versus $3.9 million during the second quarter of 2002. The decrease was primarily the result of a 62 basis point decrease in the tax equivalent yield on securities, to 5.3%, versus 6.0% in the second quarter of 2002.

     Total interest expense decreased $1.8 million, or 15.5%, to $9.7 million for the six-month period ended June 30, 2003, from $11.5 million for the comparable period in 2002. The decrease was primarily the result of a 51 basis point decrease in the Company's daily cost of funds to 1.73%, versus 2.24% for the same period of 2002. Total interest expense decreased $830,000, or 14.8%, to $4.8 million for the three-month period ended June 30, 2003, from $5.6 million for the comparable period of 2002. The decrease was primarily the result of a 47 basis point decrease in the Company's daily cost of funds to 1.69%, versus 2.16% for the same period of 2002. On an average daily basis, total deposits (including demand deposits) increased $116.6 million, or 14.0%, to $951.2 million for the six-month period ended June 30, 2003, versus $834.6 million in the same period in 2002. The average daily deposit balances for the second quarter of 2003 increased $116.4 million, or 13.7%, to $968.1 million versus $851.7 million during the second quarter of 2002. On an average daily basis, noninterest bearing demand deposits increased $21.1 million, or 14.7% and $24.1 million, or 16.4% for the six and three-month periods ended June 30, 2003, versus the same periods in 2002. When comparing the six months ended June 30, 2003 with the same period of 2002, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $49.8 million and the rate paid on such accounts declined by 67 basis points versus the same period in 2002. In the second quarter of 2003, the average daily balance of time deposits increased by $31.2 million and the rate paid on such accounts declined by 58 basis points versus the same period in 2002. During the remainder of 2003, management plans to continue efforts to grow relationship type accounts such as demand deposit and Investors' Weekly accounts, which traditionally pay a lower rate of interest compared to time deposit accounts and are generally viewed by management as stable and reliable funding sources. Average daily balances of borrowings decreased $24.6 million, or 12.4%, to $174.2 million for the six months ended June 30, 2003 versus $198.8 million for the same period in 2002, and decreased $23.0 million, or 11.9% for the three months ended June 30 2003. The rate on borrowings decreased 38 basis points and 33 basis points, respectively, when comparing the six and three month periods of 2003 with the same periods of 2002. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 8.9% for both the six-month and three-month periods ended June 30, 2003 versus the same periods in 2002. The following tables set forth consolidated information regarding average balances and rates.


                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                             INTEREST RATES AND INTEREST DIFFERENTIAL
                                                     (in thousands of dollars)
                                                                         Six Months Ended June 30,
                                            ----------------------------------------------------------------------------------
                                                                2003                                      2002
                                            --------------------------------------      --------------------------------------
                                              Average        Interest                     Average       Interest
                                              Balance         Income     Yield (1)        Balance        Income      Yield (1)
                                            -----------   ------------   ---------      -----------    -----------   ---------

 ASSETS
 Earning assets:
   Loans:
     Taxable (2)(3)                       $     831,090  $      23,910      5.80 %    $    750,609 $        24,651       6.62 %
     Tax exempt (1)                               7,019            129      4.93             2,602              67       7.41
   Investments: (1)
     Available for sale                         272,560          6,866      5.42           273,857           7,536       5.84
   Short-term investments                         8,620             50      1.16             7,117              58       1.63
   Interest bearing deposits                      6,005             35      1.17             3,963              34       1.72

                                            -----------    -----------                 -----------     -----------
 Total earning assets                         1,125,294         30,990      5.65 %       1,038,148          32,346       6.37 %

 Nonearning assets:
   Cash and due from banks                       44,985              0                      41,588               0
   Premises and equipment                        25,195              0                      24,405               0
   Other nonearning assets                       37,942              0                      25,716               0
   Less allowance for loan losses                (9,778)             0                      (8,234)              0

                                            -----------    -----------                   -----------   -----------
 Total assets                             $   1,223,639  $      30,990                  $  1,121,623 $      32,346
                                            ===========    ===========                   ===========   ===========



(1)   Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2003 and 2002. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1,
      1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)   Loan fees, which are immaterial in relation to total taxable loan interest income for the six months ended June 30, 2003 and 2002, are included as taxable loan interest income.

(3)   Nonaccrual loans are included in the average balance of taxable loans.




                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                     (in thousands of dollars)

                                                                       Six Months Ended June 30,
                                            ----------------------------------------------------------------------------------
                                                               2003                                        2002
                                            --------------------------------------      --------------------------------------
                                              Average        Interest                     Average        Interest
                                              Balance        Expense       Yield          Balance        Expense       Yield
                                            -----------    -----------   ---------      -----------    -----------   ---------
 LIABILITIES AND STOCKHOLDERS'
  EQUITY
 Interest bearing liabilities:
   Savings deposits                       $      58,751  $         139      0.48 %     $      52,570 $         216       0.83 %
   Interest bearing checking accounts           268,308          1,596      1.20             228,832         1,865       1.64
   Time deposits:
     In denominations under $100,000            207,152          3,268      3.18             198,443         3,798       3.86
     In denominations over $100,000             252,788          2,485      1.98             211,675         2,699       2.57
   Miscellaneous short-term borrowings          123,598            653      1.06             159,618         1,555       1.97
   Long-term borrowings                          50,647          1,540      6.13              39,211         1,327       6.83

                                            -----------    -----------                   -----------   -----------
 Total interest bearing liabilities             961,244          9,681      2.03 %           890,349        11,460       2.60 %


 Noninterest bearing liabilities
  and stockholders' equity:
   Demand deposits                              164,175              0                       143,084             0
   Other liabilities                             11,730              0                        11,747             0
   Stockholders' equity                          86,489              0                        76,443             0
 Total liabilities and stockholders'        -----------   ------------                   -----------  ------------
  equity                                  $   1,223,639  $       9,681                 $   1,121,623 $      11,460
                                            ===========   ============                   ===========  ============

 Net interest differential - yield on
   average daily earning assets                          $      21,309      3.92 %                   $      20,886       4.14 %
                                                          ============                                 ===========




                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                             INTEREST RATES AND INTEREST DIFFERENTIAL
                                                     (in thousands of dollars)

                                                                        Three Months Ended June 30,
                                            ----------------------------------------------------------------------------------
                                                              2003                                       2002
                                            --------------------------------------       -------------------------------------
                                              Average       Interest                       Average      Interest
                                              Balance        Income      Yield (1)         Balance       Income      Yield (1)
                                            -----------   ------------   ---------       -----------   -----------   ---------
 ASSETS
 Earning assets:
   Loans:
     Taxable (2)(3)                       $     839,251  $      12,077      5.77 %     $     758,076 $      12,315       6.52 %
     Tax exempt (1)                               7,228             66      4.86               2,666            34       7.30
   Investments: (1)
     Available for sale                         269,945          3,336      5.33             273,989         3,868       5.95
   Short-term investments                        12,271             35      1.14              12,322            50       1.62
   Interest bearing deposits                      8,256             23      1.10               3,134            14       1.69

                                            -----------   ------------                   -----------   -----------
 Total earning assets                         1,136,951         15,537      5.58 %         1,050,187        16,281       6.30 %

 Nonearning assets:
   Cash and due from banks                       46,974              0                        44,190             0
   Premises and equipment                        25,600              0                        24,456             0
   Other nonearning assets                       36,677              0                        26,650             0
   Less allowance for loan losses                (9,936)             0                        (8,519)            0

                                            -----------   ------------                   -----------   -----------
 Total assets                             $   1,236,266  $      15,537                 $   1,136,964 $      16,281
                                            ===========   ============                   ===========   ===========

(1)   Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2003 and 2002. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1,
      1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)   Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended June 30, 2003 and 2002, are included as taxable loan interest income.

(3)   Nonaccrual loans are included in the average balance of taxable loans.



                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                     (in thousands of dollars)

                                                                        Three Months Ended June 30,
                                            ----------------------------------------------------------------------------------
                                                               2003                                       2002
                                            --------------------------------------       -------------------------------------
                                               Average       Interest                      Average       Interest
                                               Balance       Expense       Yield           Balance       Expense       Yield
                                            -----------   ------------   ---------       -----------   -----------   ---------
 LIABILITIES AND STOCKHOLDERS'
  EQUITY
 Interest bearing liabilities:
   Savings deposits                       $      60,759  $          70      0.46 %     $      54,110 $         110       0.82 %
   Interest bearing checking accounts           283,818            839      1.19             229,357           900       1.57
   Time deposits:
     In denominations under $100,000            205,371          1,584      3.09             198,373         1,850       3.74
     In denominations over $100,000             247,008          1,209      1.96             222,792         1,366       2.46
   Miscellaneous short-term borrowings          119,968            313      1.05             145,914           635       1.75
   Long-term borrowings                          50,601            771      6.11              47,625           755       6.36

                                            -----------   ------------                   -----------   -----------
 Total interest bearing liabilities             967,525          4,786      1.98 %           898,171         5,616       2.51 %


 Noninterest bearing liabilities
  and stockholders' equity:
   Demand deposits                              171,126              0                       147,032             0
   Other liabilities                             10,237              0                        14,081             0
   Stockholders' equity                          87,378              0                        77,680             0
 Total liabilities and stockholders'        -----------   ------------                   -----------   -----------
  equity                                  $   1,236,266  $       4,786                 $   1,136,964 $       5,616
                                            ===========   ============                   ===========   ===========

 Net interest differential - yield on
   average daily earning assets                          $      10,751      3.89 %                   $      10,665       4.15 %
                                                          ============                                 ===========


Provision for Loan Losses

     Based on management's review of the adequacy of the allowance for loan losses, provisions for losses on loans of $1.4 million and $717,000 were recorded during the six-month and three-month periods ended June 30, 2003, versus provisions of $1.2 million and $747,000 recorded during the same periods of 2002. The increase in the provision for loan losses for the six-month period reflected a number of factors, including the increase in the size of the loan portfolio, the amount and status of impaired loans, the amount and status of past due accruing loans (90 days or more), and management's overall view on current credit quality, as discussed in more detail below in the analysis relating to the Company's financial condition.

Noninterest Income

     Noninterest income categories for the six and three-month periods ended June 30, 2003 and 2002 are shown in the following table:

                                                         Six Months ended
                                                             June 30,
                                            ----------------------------------
                                                                      Percent
                                               2003        2002        Change
                                            ----------  ----------  ----------
                                                       (in thousands)
Trust and brokerage fees                    $    1,175  $    1,299      (9.6)%
Service charges on deposits                      3,400       3,137       8.4
Other income (net)                               2,450       1,742      40.6
Net gains on the sale of real estate
  mortgages held-for-sale                        2,272         711     219.6
Net securities gains                                 0          16    (100.0)
                                            ----------  ----------  ----------
     Total noninterest income               $    9,297  $    6,905      34.6 %
                                            ==========  ==========  ==========

                                                        Three Months ended
                                                             June 30,
                                            ----------------------------------
                                                                      Percent
                                               2003        2002        Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Trust and brokerage fees                    $      565  $      641     (11.9)%
Service charges on deposits                      1,736       1,739      (0.2)
Other income (net)                               1,431         814      75.8
Net gains on the sale of real estate
  mortgages held-for-sale                        1,193         350     240.9
Net securities gains                                 0          16    (100.0)
                                            ----------  ----------  ----------
     Total noninterest income               $    4,925  $    3,560      38.3 %
                                            ==========  ==========  ==========

     Trust fees decreased $174,000 and $92,000, respectively, in the six-month and three-month periods ended June 30, 2003 versus the same periods in 2002. These decreases were primarily in employee benefit plan, stock transfer, and living trust fees. The Company exited the stock transfer business in late 2002. Many of the trust fees are determined based upon the dollar amount of the assets held in the various trusts. The overall decline in the stock market has adversely impacted the value of those trust assets, and therefore reduced the trust income based upon it. Brokerage fees increased $49,000 and $15,000, respectively, in the six-month and three-month periods ended June 30, 2003 versus the same periods in 2002, driven by increased trading volume during 2003.

     The primary sources of the increase in service charges on deposit accounts were fees related to business checking accounts as well as fees related to new deposit services that were implemented in 2002.

     Other income consists of normal recurring fee income such as mortgage service fees, credit card fees, insurance income and fees, valuation of mortgage servicing rights and safe deposit box rent, as well as other income that management classifies as non-recurring. Other fee income increased $708,000 and $617,000, respectively, in the six-month and three- month periods ended June 30, 2003 versus the same periods of 2002. The primary drivers behind the increase in the six-month period were a $340,000 increase in the cash surrender value of bank owned life insurance, a $146,000 increase in mortgage fees and a $79,000 increase in operating lease income. Offsetting these was a $244,000 increase in the amortization of the Bank's mortgage servicing rights. The primary reasons for the second quarter increase were a $172,000 increase in the cash surrender value of bank owned life insurance, the $105,000 increase in mortgage fees and the $79,000 increase in operating lease income. Offsetting these was a $113,000 increase in the amortization of the Bank's mortgage servicing rights.

     The increase in profits from the sale of mortgages reflected an increase in the volume of mortgages sold during the six-month and three-month periods ended June 30, 2003 versus the same periods in 2002. During the first six months of 2003, the Company sold $84.1 million in mortgages versus $43.2 million in the comparable period of 2002. During the second quarter of 2003, the Company sold $43.2 million in mortgages versus $21.9 million in the second quarter of 2002. These increases in volume were the result of the low interest rate environment, which has resulted in increased mortgage refinance activity and increased demand for home mortgages. Management does not anticipate that this level of mortgage sales gains will continue throughout the year.

Noninterest Expense

     Noninterest expense categories for the six and three-month periods ended June 30, 2003, and 2002 are shown in the following table:

                                                     Six Months ended
                                                         June 30,
                                            ----------------------------------
                                                                      Percent
                                               2003        2002        Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Salaries and employee benefits              $    9,713  $    9,134      6.3 %
Occupancy and equipment expense                  2,580       2,181     18.3
Other expense                                    5,932       6,053     (2.0)
                                            ----------  ----------  ----------
     Total noninterest expense              $   18,225  $   17,368      4.9 %
                                            ==========  ==========  ==========


                                                     Three Months ended
                                                         June 30,
                                            ----------------------------------
                                                                      Percent
                                               2003        2002        Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Salaries and employee benefits              $    5,008  $    4,536     10.4 %
Occupancy and equipment expense                  1,218       1,082     12.6
Other expense                                    3,035       3,181     (4.6)
                                            ----------  ----------  ----------
     Total noninterest expense              $    9,261  $    8,799      5.3 %
                                            ==========  ==========  ==========

     The increase in salaries and employee benefits reflected normal salary increases, increases related to the employee 401(k) plan and incentive compensation plan and higher health care costs. Total employees remained stable at 471 at June 30, 2003, compared to 472 at June 30, 2002.

     The increase in occupancy and equipment expense reflected higher property taxes, as well as higher maintenance and repair expense due to an increased commitment to the physical enhancement of offices and higher snow removal costs required during the first quarter of 2003, versus the comparable period of 2002.

     Other expense includes corporate and business development, data processing fees, telecommunications, postage, and professional fees such as legal, accounting, and directors' fees. Other expense declined slightly in both the six-month and three-month periods ended June 30, 2003, versus the comparable periods in 2002, primarily as a result of a decrease in telecommunications expense.


Income Tax Expense

     Income tax expense increased $572,000, or 18.1%, for the first six months of 2003, compared to the same period in 2002. Income tax expense for the second quarter of 2003 increased $330,000, or 20.4%, compared to the same period of 2002. The combined state franchise tax expense and the federal income tax expense as a percentage of income before income tax expense decreased to 33.9% during the first six months of 2003 compared to 34.5% during the same period in 2002. It decreased to 34.2% for the second quarter of 2003, versus 34.6% for the second quarter of 2002.


FINANCIAL CONDITION

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

     Total assets of the Company were $1.240 billion as of June 30, 2003, a decrease of $8.2 million, or 0.7%, when compared to $1.248 billion as of December 31, 2002.

     Total cash and cash equivalents decreased by $23.5 million, or 27.0%, to $63.6 million at June 30, 2003 from $87.1 million at December 31, 2002. The decrease was attributable to decreases in the Company's short-term borrowings.

     Total securities available-for-sale decreased by $2.8 million, or 1.0%, to $271.3 million at June 30, 2003 from $274.1 million at December 31, 2002. The decrease was a result of a number of transactions in the securities portfolio. Paydowns of $57.7 million were received, and the amortization of premiums, net of the accretion of discounts, was $709,000. Maturities, calls and sales of securities totaled $11.2 million, and the fair market value of the securities declined by $4.0 million. The market value decline was driven by paydowns received in the mortgage-backed portion on the securities portfolio. These portfolio decreases were offset by securities purchases totaling $70.8 million. The investment portfolio is managed to limit the Company's exposure to risk by containing mostly CMO's and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

     Real estate mortgages held-for-sale increased by $835,000, or 8.0%, to $11.2 million at June 30, 2003 from $10.4 million at December 31, 2002. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the six months ended June 30, 2003, $84.9 million in real estate mortgages were originated for sale and $84.1 million in mortgages were sold.

     Total loans, excluding real estate mortgages held-for-sale, increased by $16.7 million or 2.0% to $839.4 million at June 30, 2003 from $822.7 million at December 31, 2002. The mix of loan types within the Company's portfolio remained relatively unchanged, reflecting 77% commercial, 5% real estate and 18% consumer loans at June 30, 2003 compared to 76% commercial, 6% real estate and 18% consumer loans at December 31, 2002.

     The allowance for loan losses increased $253,000, or 2.7%, to $9.8 million at June 30, 2003 from $9.5 million at December 31, 2002. Net charge-offs for the six months ended June 30, were $1.1 million in 2003 and $311,000 in 2002. The increase in charge-offs was primarily due to one commercial credit. The allowance for loan losses at June 30, 2003 was 1.17% of total loans, net of residential mortgage loans held for sale on the secondary market, versus 1.16% at December 31, 2002.

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

     Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable losses relating to specifically identified loans based on an evaluation as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined based on the application of loss percentages to graded loans by categories. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans - substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At June 30, 2003, on the basis of management's review of the loan portfolio, the Company had $43.1 million of assets classified special mention, $25.8 million classified as substandard, $254,000 classified as doubtful and $0 classified as loss as compared to $47.6 million, $27.0 million, $211,000 and $200,000 at December 31, 2002.

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

     At June 30, 2003, total nonperforming loans decreased by $1.0 million to $6.6 million from $7.6 million at December 31, 2002. Loans delinquent 90 days or more that were included in the accompanying financial statements as accruing totaled $3.1 million at June 30, 2003 and $3.4 million at December 31, 2002. Total impaired loans decreased by $1.0 million to $6.3 million at June 30, 2003 from $7.3 million at December 31, 2002. The decrease in the impaired loans category resulted primarily from payments received on two commercial credits totaling $1.2 million. The decrease in nonperforming loans also resulted from the payments on the aforementioned loans. The impaired loan total includes $3.2 million in nonaccrual loans. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

     Total deposits increased by $52.9 million, or 5.8%, to $966.2 million at June 30, 2003 from $913.3 million at December 31, 2002. The increase resulted from increases of $45.6 million in NOW accounts, $31.4 million in Investors' Weekly accounts, $5.9 million in savings accounts and $1.3 million in money market accounts. Offsetting these increases were declines of $22.0 million in certificates of deposit and $9.3 million in demand deposits.

     Total short-term borrowings decreased by $57.4 million, or 31.0%, to $127.6 million at March 31, 2003 from $184.9 million at December 31, 2002. The decrease resulted from declines of $26.2 million in securities sold under agreements to repurchase, $13.0 million in federal funds purchased and $16.0 million in other borrowings, primarily short-term advances from the Federal Home Loan Bank of Indianapolis.

     Total stockholders' equity increased by $3.7 million, or 4.4%, to $87.5 million at June 30, 2003 from $83.9 million at December 31, 2002. Net income of $7.3 million, less dividends of $2.2 million, less the decrease in the accumulated other comprehensive income of $2.6 million, plus $39,000 for the cost of treasury stock sold plus $81,000 for stock issued through options exercises, comprised most of this increase. In addition, effective January 1,

2003, the Company's directors' deferred compensation plan was amended to no longer permit diversification outside of Company stock and to require that settlement of deferred balances be made in shares of Company stock. In accordance with EITF 97-14: "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested," on the date of the plan change the $1.1 million current value of the liability for the Company shares was transferred to additional paid-in capital from other liabilities.

     The Federal Deposit Insurance Corporation's (FDIC) risk based capital regulations require that all banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Company's ratios continue to be above "well capitalized" levels. As of June 30, 2003, the Company's Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio were 8.2%, 10.6% and 11.7%, respectively.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rate risk represents the Company's primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2003. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company's needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At June 30, 2003, the Company's potential pretax exposure was within the Company's policy limit, and not significantly different from December 31, 2002.

ITEM 4 - CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in

Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

FORWARD-LOOKING STATEMENTS

     This document contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

                                 June 30, 2003

                          Part II - Other Information

Item 1. Legal proceedings
        -----------------
        There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------
        None

Item 3. Defaults Upon Senior Securities
        -------------------------------
        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        On April 8, 2003, the Company's annual meeting of stockholders was held. At the meeting, Crowe Chizek and Company LLC was appointed as the Company's independent auditors for the year ended December 31, 2003, and R. Douglas Grant, Jerry L. Helvey, Allan J. Ludwig, D. Jean Northenor, Emily Pichon and Richard L. Pletcher were elected to serve as directors with terms expiring in 2006. As disclosed in the Company's proxy statement relating to the annual meeting, Mr. Grant retired from the board in June, 2003, and Ms. Northenor and Mr. Helvey intend to retire before the end of 2003. Continuing as directors until 2004 are Anna K. Duffin, L. Craig Fulmer, Charles E. Niemier, Donald
        B. Steininger and Terry L. Tucker. Continuing as directors until 2005 are Robert E. Bartels, Jr., Michael L. Kubacki, Steven D. Ross and M. Scott Welch.

        Election of Directors:
                                           For                   Withheld
                                        ---------                --------
        R. Douglas Grant                4,282,510                 311,007
        Jerry L. Helvey                 4,560,533                  32,984
        Allan J. Ludwig                 4,149,398                 444,119
        D. Jean Northenor               4,317,439                 276,078
        Emily Pichon                    4,562,998                  30,519
        Richard L. Pletcher             4,559,982                  33,535

        Ratification of Auditors:
                                           For                   Withheld
                                        ---------                --------
        Crowe Chizek and Company LLC    4,397,188                 196,329

Item 5. Other Information
        -----------------
        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        a.  Exhibits

            31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

            31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

            32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        b.  Reports

            A report on Form 8-K was filed on July 15, 2003 under Item 5 which reported the Company's second quarter financial information in the form of a press release.

            A report on Form 8-K was filed on April 15, 2003 under Item 5 which reported the Company's first quarter financial information in the form of a press release.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                 June 30, 2003

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


                        LAKELAND FINANCIAL CORPORATION
                                 (Registrant)




Date: August 5, 2003         /s/Michael L. Kubacki
                             Michael L. Kubacki - President and Chief
                             Executive Officer




Date: August 5, 2003         /s/David M. Findlay
                             David M. Findlay - Executive Vice President
                             and Chief Financial Officer




Date: August 5, 2003         /s/Teresa A. Bartmen
                             Teresa A. Bartman - Vice President and
                             Controller