Form 10-Q
period 2003-09-30
LAKELAND FINANCIAL CORP
filed 2003-11-06
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

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
                                YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                      Outstanding at October 31, 2003
Common Stock, No Par Value                     5,780,473

                        LAKELAND FINANCIAL CORPORATION

                          Form 10-Q Quarterly Report

                               Table of Contents


                                    PART I.

                                                           Page Number

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . .  1
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . 10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk 25
Item 4.  Controls and Procedures  . . . . . . . . . . . . . . . . . 25

                                   PART II.

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 28
Item 2.  Changes in Securities and Use of Proceeds  . . . . . . . . 28
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . 28
Item 4.  Submission of Matters to a Vote of Security Holders  . . . 28
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . 28
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 28

Form 10-Q Signature Page. . . . . . . . . . . . . . . . . . . . . . 30


                                                              Part 1
                                                  LAKELAND FINANCIAL CORPORATION
                                                   ITEM 1 - FINANCIAL STATEMENTS


                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                          As of September 30, 2003 and December 31, 2002
                                                          (in thousands)

                                                           (Page 1 of 2)


                                                                                    September 30,  December 31,
                                                                                        2003           2002
                                                                                    ------------   ------------
                                                                                     (Unaudited)
ASSETS
Cash and cash equivalents:
  Cash and due from banks                                                           $     52,373   $     74,149
  Short-term investments                                                                   7,233         13,000
                                                                                    ------------   ------------
     Total cash and cash equivalents                                                      59,606         87,149

Securities available-for-sale:
  U. S. Treasury and government agency securities                                         13,962         17,284
  Mortgage-backed securities                                                             209,683        222,036
  State and municipal securities                                                          52,520         34,785
                                                                                    ------------   ------------
     Total securities available-for-sale
     (carried at fair value)                                                             276,165        274,105

Real estate mortgages held-for-sale                                                        9,742         10,395

Loans:
  Total loans                                                                            847,714        822,676
  Less: Allowance for loan losses                                                         10,064          9,533
                                                                                    ------------   ------------
     Net loans                                                                           837,650        813,143

Land, premises and equipment, net                                                         26,444         24,768
Accrued income receivable                                                                  4,945          4,999
Goodwill                                                                                   4,970          4,970
Other intangible assets                                                                      930          1,042
Other assets                                                                              27,710         27,215
                                                                                    ------------   ------------
     Total assets                                                                   $  1,248,162   $  1,247,786
                                                                                    ============   ============

                                                          (Continued)


                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                          As of September 30, 2003 and December 31, 2002
                                        (in thousands except for share and per share data)

                                                           (Page 2 of 2)
                                                                                    September 30,  December 31,
                                                                                        2003           2002
                                                                                    ------------   ------------
                                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest bearing deposits                                                      $    193,258   $    192,787
  Interest bearing deposits                                                              808,779        720,538
                                                                                    ------------   ------------
     Total deposits                                                                    1,002,037        913,325

Short-term borrowings:
  Federal funds purchased                                                                  7,000         30,000
  Securities sold under agreements
    to repurchase                                                                         78,765        124,968
  U.S. Treasury demand notes                                                               3,289          4,000
  Other borrowings                                                                        10,000         26,000
                                                                                    ------------   ------------
     Total short-term borrowings                                                          99,054        184,968

Accrued expenses payable                                                                   7,575         12,503
Other liabilities                                                                          1,285          2,417
Long-term borrowings                                                                      30,047         31,348
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                                       19,365         19,345
                                                                                    ------------   ------------
     Total liabilities                                                                 1,159,363      1,163,906

STOCKHOLDERS' EQUITY
Common stock: No par value, 90,000,000 shares authorized,
  5,822,429 shares issued and 5,776,202 outstanding as of
  September 30, 2003, and 5,813,984 shares issued and 5,767,010
  outstanding at December 31, 2002                                                         1,453          1,453
Additional paid-in capital                                                                 9,924          8,537
Retained earnings                                                                         78,358         70,819
Accumulated other comprehensive income                                                       (26)         3,937
Treasury stock, at cost                                                                     (910)          (866)
                                                                                    ------------   ------------
     Total stockholders' equity                                                           88,799         83,880
                                                                                    ------------   ------------

     Total liabilities and stockholders' equity                                     $  1,248,162   $  1,247,786
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


                                          LAKELAND FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      For the Three Months and Nine Months Ended September 30, 2003 and 2002
                                (in thousands except for share and per share data)

                                                    (Unaudited)

                                                   (Page 1 of 2)


                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                      ---------------------------   ---------------------------
                                                          2003           2002           2003           2002
                                                      ------------   ------------   ------------   ------------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans: Taxable                   $     11,543   $     12,309   $     35,453   $     36,960
                            Tax exempt                          74             58            203            125
                                                      ------------   ------------   ------------   ------------
   Total loan income                                        11,617         12,367         35,656         37,085
Short-term investments                                          48             73            133            165
Securities:
 U.S. Treasury and government agency securities                145            340            460          1,077
 Mortgage-backed securities                                  2,473          3,028          8,099          8,825
 State and municipal securities                                550            402          1,475          1,202
 Other debt securities                                           0              6              0            208
                                                      ------------   ------------   ------------   ------------
   Total interest and dividend income                       14,833         16,216         45,823         48,562

INTEREST EXPENSE
----------------
Interest on deposits                                         3,421          4,277         10,909         12,855
Interest on short-term borrowings                              244            536            897          2,091
Interest on long-term debt                                     756            778          2,296          2,105
                                                      ------------   ------------   ------------   ------------
   Total interest expense                                    4,421          5,591         14,102         17,051
                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME                                         10,412         10,625         31,721         31,511
-------------------
Provision for loan losses                                      380          1,041          1,764          2,290
                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                   10,032          9,584         29,957         29,221
-------------------------                             ------------   ------------   ------------   ------------
NONINTEREST INCOME
------------------
Trust and brokerage fees                                       627            590          1,802          1,889
Service charges on deposit accounts                          1,736          1,785          5,136          4,922
Other income (net)                                           1,729            728          4,179          2,470
Net gains on the sale of real estate mortgages
  held-for-sale                                                383            493          2,655          1,204
Net securities gains/(losses)                                   (8)            39             (8)            55
                                                      ------------   ------------   ------------   ------------
   Total noninterest income                                  4,467          3,635         13,764         10,540

NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                               5,076          4,803         14,789         13,937
Occupancy and equipment expense                              1,192          1,171          3,772          3,352
Other expense                                                2,821          2,619          8,753          8,672
                                                      ------------   ------------   ------------   ------------
   Total noninterest expense                                 9,089          8,593         27,314         25,961



                                                           (Continued)


                                                  LAKELAND FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                              For the Three Months and Nine Months Ended September 30, 2003 and 2002
                                        (in thousands except for share and per share data)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                      ---------------------------   ---------------------------
                                                          2003           2002           2003           2002
                                                      ------------   ------------   ------------   ------------
INCOME BEFORE INCOME TAX EXPENSE                             5,410          4,626         16,407         13,800
--------------------------------
Income tax expense                                           1,819          1,605          5,552          4,766
                                                      ------------   ------------   ------------   ------------
NET INCOME                                            $      3,591   $      3,021   $     10,855   $      9,034
----------                                            ============   ============   ============   ============
Other comprehensive income, net of tax:
  Unrealized gain/(loss) on available-
    for-sale securities                                     (1,399)           386         (3,963)         2,823
                                                      ------------   ------------   ------------   ------------

TOTAL COMPREHENSIVE INCOME                            $      2,192   $      3,407   $      6,892   $     11,857
                                                      ============   ============   ============   ============


AVERAGE COMMON SHARES OUTSTANDING FOR BASIC EPS          5,819,671      5,813,984      5,816,830      5,813,984

BASIC EARNINGS PER COMMON SHARE                       $       0.62   $       0.52   $       1.87   $       1.55
-------------------------------                       ============   ============   ============   ============
AVERAGE COMMON SHARES OUTSTANDING FOR DILUTED EPS        6,017,241      5,992,824      5,982,283      5,957,792

DILUTED EARNINGS PER COMMON SHARE                     $       0.60   $       0.50   $       1.81   $       1.52
---------------------------------                     ============   ============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


                                          LAKELAND FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Nine Months Ended September 30, 2003 and 2002
                                                  (in thousands)

                                                    (Unaudited)

                                                   (Page 1 of 2)

                                                                                        2003           2002
                                                                                    ------------   ------------
Cash flows from operating activities:
  Net income                                                                        $     10,855   $      9,034
                                                                                    ------------   ------------
Adjustments to reconcile net income to net cash
  from operating activities:

  Depreciation                                                                             1,675          1,755
  Provision for loan losses                                                                1,764          2,290
  Amortization of intangible assets                                                          132            132
  Amortization of mortgage servicing rights                                                  541            296
  Impairment of mortgage servicing rights                                                   (107)           461
  Loans originated for sale                                                             (128,014)       (56,724)
  Net gain on sale of loans                                                               (2,655)        (1,204)
  Proceeds from sale of loans                                                            130,401         64,894
  Net loss on sale of premises and equipment                                                   1             24
  Net (gain) loss on sale of securities available-for-sale                                     8            (55)
  Net securities amortization                                                              1,065          1,271
  (Decrease) in taxes payable                                                               (353)          (623)
  Decrease in income receivable                                                               55            378
  Increase (decrease) in accrued expenses payable                                           (151)           925
  (Increase) in life insurance cash surrender value                                         (518)             0
  (Increase) decrease in other assets                                                       (364)         2,225
  Increase (decrease) in other liabilities                                                   (79)           531
                                                                                    ------------   ------------
     Total adjustments                                                                     3,401         16,576
                                                                                    ------------   ------------
        Net cash from operating activities                                                14,256         25,610
                                                                                    ------------   ------------
Cash flows from investing activities:
  Proceeds from maturities, sales and calls of securities available-for-sale             110,508         59,321
  Purchases of securities available-for-sale                                            (119,743)       (62,519)
  Net increase in total loans                                                            (27,801)       (55,483)
  Proceeds from sales of land, premises and equipment                                          0             11
  Purchase of land, premises and equipment                                                (3,351)        (1,942)
                                                                                    ------------   ------------
        Net cash from investing activities                                               (40,387)       (60,612)
                                                                                    ------------   ------------
                                                           (Continued)

                                          LAKELAND FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Nine Months Ended September 30, 2003 and 2002
                                                  (in thousands)

                                                    (Unaudited)

                                                   (Page 2 of 2)

                                                                                        2003           2002
                                                                                    ------------   ------------
Cash flows from financing activities:
  Net increase in total deposits                                                    $     88,712   $     84,434
  Proceeds from short-term borrowings                                                 18,778,359     21,709,394
  Payments on short-term borrowings                                                  (18,864,273)   (21,794,574)
  Proceeds from long-term borrowings                                                           0         20,000
  Payments on long-term borrowings                                                        (1,301)           (34)
  Dividends paid                                                                          (3,199)        (2,945)
  Proceeds from the sale of common stock                                                     333              0
  (Purchase) of treasury stock                                                               (43)          (153)
                                                                                    ------------   ------------
        Net cash from financing activities                                                (1,412)        16,122
                                                                                    ------------   ------------
  Net decrease in cash and cash equivalents                                              (27,543)       (18,880)

Cash and cash equivalents at beginning of the period                                      87,149         79,123
                                                                                    ------------   ------------
Cash and cash equivalents at end of the period                                      $     59,606   $     60,243
                                                                                    ============   ============
Cash paid during the period for:
  Interest                                                                          $     14,668   $     17,275
                                                                                    ============   ============
  Income taxes                                                                      $      5,881   $      5,569
                                                                                    ============   ============
Loans transferred to other real estate                                              $      1,530   $          0
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2003

                                  (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     This report is filed for Lakeland Financial Corporation (the "Company") and its wholly owned subsidiaries, Lake City Bank (the "Bank"), Lakeland Capital Trust and Lakeland Statutory Trust II. All significant inter-company balances and transactions have been eliminated in consolidation. Also included is the Bank's wholly-owned subsidiary, LCB Investments Limited ("LCB Investments").

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The 2002 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2.  EARNINGS PER SHARE

     Basic earnings per common share is based upon weighted-average common shares outstanding. Diluted earnings per common share shows the dilutive effect of additional common shares issueable.

     Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. No additional options were granted in the first nine months of 2003. Had compensation cost for stock options been recorded in the financial statements, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.

                                                          Nine Months ended
                                                            September 30,
                                                          2003        2002
                                                       ---------   ----------
Net income (in thousands) as reported                  $  10,855   $    9,034
Deduct: stock-based compensation expense
determined under fair value based method                     403          500
                                                       ---------   ----------
Pro forma net income                                   $  10,452   $    8,534
                                                       =========   ==========
Basic earnings per common share as reported            $    1.87   $     1.55
Pro forma basic earnings per share                     $    1.80   $     1.46
Diluted earnings per common share as reported          $    1.81   $     1.52
Pro forma diluted earnings per share                   $    1.75   $     1.43


                                                         Three Months ended
                                                            September 30,
                                                          2003         2002
                                                       ---------   ----------
Net income (in thousands) as reported                  $   3,591   $    3,021
Deduct: stock-based compensation expense
determined under fair value based method                     134          149
                                                       ---------   ----------
Pro forma net income                                   $   3,457   $    2,872
                                                       =========   ==========
Basic earnings per common share as reported            $    0.62   $     0.52
Pro forma basic earnings per share                     $    0.59   $     0.49
Diluted earnings per common share as reported          $    0.60   $     0.50
Pro forma diluted earnings per share                   $    0.57   $     0.48

     The common shares outstanding for the stockholders' equity section of the consolidated balance sheet at September 30, 2003 reflects the acquisition of 46,227 shares of Company common stock to offset a liability for a directors' deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

NOTE 3.  LOANS
                                               September 30, December 31,
                                                   2003          2002
                                               ------------  ------------
                                                     (in thousands)
Commercial and industrial loans                $    580,501  $    556,800
Agri-business and agricultural loans                 74,217        68,137
Real estate mortgage loans                           39,326        44,644
Real estate construction loans                        2,820         2,540
Installment loans and credit cards                  150,850       150,555
                                               ------------  ------------
  Total loans                                  $    847,714  $    822,676
                                               ============  ============

Impaired loans                                 $      3,828  $      7,298

Non-performing loans                           $      4,517  $      7,603


NOTE 4.  SUBSEQUENT EVENTS

     On October 1, 2003 the Company completed the issuance of $30.0 million (net proceeds of $29.5 million after underwriting fees of $525,000) of floating rate trust preferred securities through Lakeland Statutory Trust II, a subsidiary of the Company. The securities bear a variable interest rate of three-month LIBOR plus 3.05%, have a term of 30 years and were privately issued as part of a pooled trust preferred offering. Proceeds from the issuance were used to redeem the Company's existing $20.0 million, 9.00% fixed rate trust preferred securities that were issued through Lakeland Capital Trust and for general corporate purposes. The redemption of the Company's existing trust preferred securities resulted in a loss on extinguishment of $804,000.

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

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                              September 30, 2003

OVERVIEW

     Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 42 offices in 12 counties in northern Indiana. The Company earned $10.9 million for the first nine months of 2003 versus $9.0 million in the same period of 2002, an increase of 20.2%. The increase was driven by a $3.2 million increase in non-interest income, a $526,000 decrease in the provision for loan losses and a $210,000 increase in net interest income. Offsetting these positive impacts was a $1.4 million increase in non-interest expense. Basic earnings per share for the first nine months of 2003 were $1.87 per share versus $1.55 per share for the first nine months of 2002. Diluted earnings per share reflect the potential dilutive impact of stock options granted under an employee stock option plan. Diluted earnings per share for the first nine months of 2003 were $1.81 per share, versus $1.52 per share for the first nine months of 2002.

     Net income for the third quarter of 2003 was $3.6 million, an increase of 18.9% versus $3.0 million for the comparable period of 2002. Basic earnings per share for the third quarter of 2003 were $0.62 per share, versus $0.52 per share for the third quarter of 2002. Diluted earnings per share for the third quarter of 2003 were $0.60 per share, versus $0.50 per share for the third quarter of 2002.


RESULTS OF OPERATIONS

Net Interest Income

     For the nine-month period ended September 30, 2003, net interest income totaled $31.7 million, an increase of 0.7%, or $210,000 versus the first nine months of 2002. For the three-month period ended September 30, 2003, net interest income totaled $10.4 million, a decrease of 2.0%, or $213,000, over the same period of 2002. Net interest income increased in the nine-month period of 2003 versus the comparable period of 2002, primarily due to an $84.1 million increase in average interest bearing assets combined with a $22.8 million increase in average non-interest bearing demand deposits. The net interest margin declined by 27 basis points to 3.84% in the nine-month period ended September 30, 2003 versus the comparable period of 2002. Net interest income decreased in the three-month period ended September 30, 2003 versus the comparable period of 2002 primarily due to a 32 basis point decline in the Company's net interest margin from 4.04% to 3.72%. For the three-month period ended September 30, 2003, average earning assets increased by $78.2 million, and average non-interest bearing demand deposits increased by $26.1 million, versus the same period in 2002.

     During the first nine months of 2003, total interest and dividend income decreased by $2.7 million, or 5.6% to $45.8 million, versus $48.6 million during the same nine months of 2002. During the third quarter of 2003, interest and dividend income decreased $1.4 million, or 8.5%, to $14.8 million, versus $16.2 million during the same quarter of 2002. Daily average earning assets for the first nine months of 2003 increased 8.0% to $1.131 billion versus the same period in 2002. For the third quarter, daily average earning assets increased 7.4% to $1.142 billion versus the same period of 2002. The tax equivalent yield on average earning assets decreased by 77 basis points to 5.5% for the nine-month period ended September 30, 2003 versus the same period of 2002. For the three-month period ended September 30, 2003, the yield decreased 87 basis points to 5.3% from the yield for the three-month period ended September 30, 2002.

     The average daily loan balances for the first nine months of 2003 increased 11.1% to $843.3 million, over the average daily loan balances of $759.4 million for the same period of 2002. During the same period, loan interest income declined by $1.4 million, or 3.9%, to $25.7 million. The decrease was the result of an 87 basis point decrease in the tax equivalent yield on loans to 5.6% from 6.5% in the first nine months of 2002. The average daily loan balances for the third quarter of 2003 increased $81.9 million, or 10.6%, to $853.4 million, versus $771.5 million for the same period of 2002. During the same period, loan interest income declined by $750,000, or 6.1%, to $11.6 million versus $12.4 million during the third quarter of 2002. The decrease was the result of a 95 basis point decrease in the tax equivalent yield on loans, to 5.4%, versus 6.3% in the third quarter of 2002.

     The average daily securities balances for the first nine months of 2003 decreased $3.2 million, or 1.2%, to $270.9 million, versus $274.1 million for the same period of 2002. During the same periods, income from securities declined by $1.3 million, or 11.3%, to $10.0 million versus $11.3 million during the first nine months of 2002. The decrease was primarily the result of a 48 basis point decline in the tax equivalent yields on securities, to 5.3% versus 5.8% in the first nine months of 2002. The average daily securities balances for the third quarter of 2003 decreased $6.9 million, or 2.5%, to $267.8 million, versus $274.6 million for the same period of 2002. During the same periods, income from securities declined by $608,000, or 16.1%, to $3.2 million versus $3.8 million during the third quarter of 2002. The decrease was primarily the result of a 63 basis point decrease in the tax equivalent yield on securities, to 5.1%, versus 5.7% in the third quarter of 2002.

     Total interest expense decreased $2.9 million, or 17.3%, to $14.1 million for the nine-month period ended September 30, 2003, from $17.1 million for the comparable period in 2002. The decrease was primarily the result of a 53 basis point decrease in the Company's daily cost of funds to 1.66%, versus 2.19% for the same period of 2002. Total interest expense decreased $1.2 million, or 20.9%, to $4.4 million for the three-month period ended September 30, 2003, from $5.6 million for the comparable period of 2002. The decrease was primarily the result of a 58 basis point decrease in the Company's daily cost of funds to 1.53%, versus 2.11% for the same period of 2002. On an average daily basis, total deposits (including demand deposits) increased $115.8 million, or 13.7%, to $961.8 million for the nine-month period ended September 30, 2003, versus $846.0 million in the same period in 2002. The average daily deposit balances for the third quarter of 2003 increased $114.2 million, or 13.2%, to $982.6 million versus $868.4 million during the third quarter of 2002. On an average daily basis, noninterest bearing demand deposits increased $22.8 million, or 15.6% and $26.1 million, or 17.1% for the nine and three-month periods ended September 30, 2003, versus the same periods in 2002. When comparing the nine months ended September 30, 2003 with the same period of 2002, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $32.5 million and the rate paid on such accounts declined by 66 basis points versus the same period in 2002. In the third quarter of 2003, the average daily balance of time deposits decreased by $1.5 million and the rate paid on such accounts declined by 63 basis points versus the same period in 2002. During the remainder of 2003, management plans to continue efforts to grow relationship type accounts such as demand deposit and Investors' Weekly accounts, which traditionally pay a lower rate of interest compared to time deposit accounts and are generally viewed by management as stable and reliable funding sources. Average daily balances of borrowings decreased $21.8 million, or 11.3%, to $171.3 million for the nine months ended September 30, 2003 versus $193.2 million for the same period in 2002, and decreased $16.3 million, or 9.0% for the three months ended September 30 2003. The rate on borrowings decreased 41 basis points and 46 basis points, respectively, when comparing the nine and three month periods of 2003 with the same periods of 2002. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 9.0% and 9.3%, respectively for the nine-month and three-month periods ended September 30, 2003 versus the same periods in 2002. The following tables set forth consolidated information regarding average balances and rates.


                                              DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                         INTEREST RATES AND INTEREST DIFFERENTIAL
                                                                (in thousands of dollars)

                                                                          Nine Months Ended September 30,
                                                   -----------------------------------------------------------------------------
                                                                   2003                                      2002
                                                   ------------------------------------       ----------------------------------
                                                     Average     Interest                       Average    Interest
                                                     Balance      Income      Yield (1)         Balance     Income     Yield (1)
                                                   ----------   ----------   ----------       ----------  ----------  ----------
 ASSETS
 Earning assets:
   Loans:
     Taxable (2)(3)                               $    835,909  $    35,453    5.67 %    $     755,933 $     36,960    6.54 %
     Tax exempt (1)                                      7,362          203    4.90              3,447          125    6.67
   Investments: (1)
     Available for sale                                270,941       10,034    5.32            274,116       11,312    5.80
   Short-term investments                               10,456           81    1.03              9,030          111    1.65
   Interest bearing deposits                             6,247           52    1.12              4,266           54    1.69

                                                    ----------   ----------                  ----------  ----------
 Total earning assets                                1,130,915       45,823    5.51 %         1,046,792      48,562    6.28 %

 Nonearning assets:
   Cash and due from banks                              45,558            0                      41,418           0
   Premises and equipment                               25,615            0                      24,425           0
   Other nonearning assets                              38,271            0                      25,528           0
   Less allowance for loan losses                       (9,848)           0                      (8,467)          0

                                                    ----------   ----------                   ----------  ----------
 Total assets                                     $  1,230,511  $    45,823                  $ 1,129,696 $    48,562
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

(2)   Loan fees, which are immaterial in relation to total taxable loan interest income for the nine months ended September 30, 2003 and 2002, are included as taxable loan interest income.

(3)   Nonaccrual loans are included in the average balance of taxable loans.


                                               DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                      INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                                  (in thousands of dollars)

                                                                          Nine Months Ended September 30,
                                                    ---------------------------------------------------------------------------
                                                                    2003                                    2002
                                                    -----------------------------------      ----------------------------------
                                                     Average      Interest                    Average     Interest
                                                     Balance       Expense     Yield          Balance      Expense     Yield
                                                    ----------   ----------  ----------      ----------  ----------  ----------
 LIABILITIES AND STOCKHOLDERS'
  EQUITY
 Interest bearing liabilities:
   Savings deposits                               $     60,101  $       193    0.43 %        $    53,380 $       320   0.80 %
   Interest bearing checking accounts                  281,178        2,366    1.12              227,444       2,738   1.61
   Time deposits:
     In denominations under $100,000                   205,472        4,764    3.10              200,693       5,655   3.77
     In denominations over $100,000                    246,010        3,586    1.95              218,254       4,142   2.54
   Miscellaneous short-term borrowings                 121,119          897    0.99              150,076       2,091   1.86
   Long-term borrowings                                 50,230        2,296    6.11               43,081       2,105   6.53

                                                    ----------   ----------                   ----------  ----------
 Total interest bearing liabilities                    964,110       14,102    1.96 %            892,928      17,051   2.55 %


 Noninterest bearing liabilities
  and stockholders' equity:
   Demand deposits                                     169,009            0                      146,239           0
   Other liabilities                                    10,643            0                       12,643           0
   Stockholders' equity                                 86,749            0                       77,886           0
 Total liabilities and stockholders'                ----------   ----------                   ----------  ----------
  equity                                          $  1,230,511  $    14,102                  $ 1,129,696 $    17,051
                                                    ==========   ==========                   ==========  ==========

 Net interest differential - yield on
   average daily earning assets                                 $    31,721    3.84 %                    $    31,511   4.11 %
                                                                 ==========                               ==========


                                              DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                         INTEREST RATES AND INTEREST DIFFERENTIAL
                                                                (in thousands of dollars)
                                                                          Three Months Ended September 30,
                                                    ----------------------------------------------------------------------------
                                                                    2003                                     2002
                                                    ------------------------------------      ----------------------------------
                                                      Average     Interest                      Average    Interest
                                                      Balance      Income      Yield (1)        Balance     Income     Yield (1)
                                                    ----------   ----------   ----------      ----------  ----------  ----------
 ASSETS
 Earning assets:
   Loans:
     Taxable (2)(3)                               $    845,388  $    11,543    5.42 %        $   766,406 $    12,309   6.37 %
     Tax exempt (1)                                      8,037           74    4.78                5,110          58   5.92
   Investments: (1)
     Available for sale                                267,757        3,168    5.11              274,626       3,776   5.74
   Short-term investments                               14,067           31    0.87               12,793          20   1.64
   Interest bearing deposits                             6,724           17    1.00                4,863          53   1.63

                                                    ----------   ----------                   ----------  ----------
 Total earning assets                                1,141,973       14,833    5.25 %          1,063,798      16,216   6.12 %

 Nonearning assets:
   Cash and due from banks                              46,684            0                       41,084           0
   Premises and equipment                               26,442            0                       24,466           0
   Other nonearning assets                              38,917            0                       25,155           0
   Less allowance for loan losses                       (9,984)           0                       (8,926)          0

                                                    ----------   ----------                   ----------  ----------
 Total assets                                     $  1,244,032  $    14,833                  $ 1,145,577 $    16,216
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

(2)   Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended September 30, 2003 and 2002, are included as taxable loan interest income.

(3)   Nonaccrual loans are included in the average balance of taxable loans.


                                               DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                      INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                                  (in thousands of dollars)

                                                                          Three Months Ended September 30,
                                                    ----------------------------------------------------------------------------
                                                                     2003                                   2002
                                                    -----------------------------------      -----------------------------------
                                                      Average     Interest                      Average    Interest
                                                      Balance      Expense     Yield            Balance     Expense      Yield
                                                    ----------   ----------  ----------       ----------  ----------  ----------
 LIABILITIES AND STOCKHOLDERS'
  EQUITY
 Interest bearing liabilities:
   Savings deposits                               $     62,757  $        54    0.34 %        $    54,974 $       104   0.75 %
   Interest bearing checking accounts                  306,497          770    1.00              224,712         873   1.54
   Time deposits:
     In denominations under $100,000                   202,165        1,496    2.94              205,119       1,857   3.59
     In denominations over $100,000                    232,677        1,101    1.88              231,197       1,443   2.47
   Miscellaneous short-term borrowings                 116,243          244    0.83              131,305         536   1.62
   Long-term borrowings                                 49,408          756    6.07               50,695         778   6.09

                                                    ----------   ----------                   ----------  ----------
 Total interest bearing liabilities                    969,747        4,421    1.81 %            898,002       5,591   2.47 %


 Noninterest bearing liabilities
  and stockholders' equity:
   Demand deposits                                     178,521            0                      152,448           0
   Other liabilities                                     8,504            0                       14,405           0
   Stockholders' equity                                 87,260            0                       80,722           0
 Total liabilities and stockholders'                ----------   ----------                   ----------  ----------
  equity                                          $  1,244,032  $     4,421                  $ 1,145,577 $     5,591
                                                    ==========   ==========                   ==========  ==========

 Net interest differential - yield on
   average daily earning assets                                 $    10,412    3.72 %                    $    10,625   4.04 %
                                                                 ==========                               ==========

Provision for Loan Losses

     Based on management's review of the adequacy of the allowance for loan losses, provisions for losses on loans of $1.8 million and $380,000 were recorded during the nine-month and three-month periods ended September 30, 2003, versus provisions of $2.3 million and $1.0 million recorded during the same periods of 2002. The decrease in the provision for loan losses for the nine and three-month periods reflected a number of factors, including the amount and status of impaired loans, the amount and status of past due accruing loans (90 days or more), and management's overall view on current credit quality, as discussed in more detail below in the analysis relating to the Company's financial condition.

Noninterest Income

     Noninterest income categories for the nine and three-month periods ended September 30, 2003 and 2002 are shown in the following table:

                                                    Nine Months ended
                                                      September 30,
                                           ----------------------------------
                                                                     Percent
                                              2003        2002       Change
                                           ----------  ----------  ----------
                                                       (in thousands)
Trust and brokerage fees                   $    1,802  $    1,889      (4.6)%
Service charges on deposits                     5,136       4,922       4.4
Other income (net)                              4,179       2,470      69.2
Net gains on the sale of real estate
  mortgages held-for-sale                       2,655       1,204     120.5
Net securities gains/(losses)                     (8)          55    (114.6)
                                           ----------  ----------  ----------
     Total noninterest income              $   13,764  $   10,540      30.6 %
                                           ==========  ==========  ==========

                                                   Three Months ended
                                                      September 30,
                                           ----------------------------------
                                                                     Percent
                                              2003        2002       Change
                                           ----------  ----------  ----------
                                                       (in thousands)
Trust and brokerage fees                   $      627  $      590       6.3 %
Service charges on deposits                     1,736       1,785      (2.8)
Other income (net)                              1,729         728     137.5
Net gains on the sale of real estate
  mortgages held-for-sale                         383         493     (22.3)
Net securities gains/(losses)                     (8)          39    (120.5)
                                           ----------  ----------  ----------
     Total noninterest income              $    4,467  $    3,635      22.9 %
                                           ==========  ==========  ==========

     Trust fees decreased $105,000 and increased $68,000, respectively, in the nine-month and three-month periods ended September 30, 2003 versus the same periods in 2002. The decrease in the nine-month period was primarily in employee benefit plan, stock transfer, and living trust fees. The Company exited the stock transfer business in late 2002. Many of the trust fees are determined based upon the dollar amount of the assets held in the various trusts. The overall decline in the stock market has adversely impacted the value of those trust assets, and therefore reduced the trust income based upon it. Brokerage fees increased $18,000 and decreased $31,000, respectively, in the nine-month and three-month periods ended September 30, 2003 versus the same periods in 2002.

     The primary sources of the increase in service charges on deposit accounts were fees related to business checking accounts as well as fees related to new deposit services that were implemented in 2002.

     Other income consists of normal recurring fee income such as mortgage service fees, credit card fees, insurance income and fees, valuation of mortgage servicing rights and safe deposit box rent, as well as other income that management classifies as non-recurring. Other fee income increased $1.7 million and $1.0 million, respectively, in the nine-month and three-month periods ended September 30, 2003 versus the same periods of 2002. The primary drivers behind the increase in the nine-month period were a $568,000 reduction in the charge for non-cash impairment of the Bank's mortgage servicing rights, a $518,000 increase in the cash surrender value of bank owned life insurance, a $243,000 increase in operating lease income and a $191,000 increase in mortgage fees. Offsetting these was a $244,000 increase in the amortization of the Bank's mortgage servicing rights. The primary reasons for the third quarter increase were a $534,000 reduction in the charge for non-cash impairment of the Bank's mortgage servicing rights, a $178,000 increase in the cash surrender value of bank owned life insurance and a $164,000 increase in operating lease income.

     The increase in profits from the sale of mortgages reflected an increase in the volume of mortgages sold during the nine-month and three-month periods ended September 30, 2003 versus the same periods in 2002. During the first nine months of 2003, the Company sold $128.7 million in mortgages versus $64.1 million in the comparable period of 2002. During the third quarter of 2003, the Company sold $44.5 million in mortgages versus $20.8 million in the third quarter of 2002. Despite the increase in mortgages sold in the third quarter of 2003, profits from the sale of those mortgages were adversely impacted by increases in mortgage interest rates. These increases in volume in the three and nine-month periods ended September 30, 2003 were the result of the low interest rate environment, which has resulted in increased mortgage refinance activity and increased demand for home mortgages. Management does not anticipate that this level of mortgage sales gains will continue during the remainder of the year.

Noninterest Expense

     Noninterest expense categories for the nine and three-month periods ended September 30, 2003, and 2002 are shown in the following table:

                                                    Nine Months ended
                                                      September 30,
                                           ----------------------------------
                                                                     Percent
                                              2003        2002        Change
                                           ----------  ----------  ----------
                                                       (in thousands)
Salaries and employee benefits             $   14,789  $   13,937       6.1 %
Occupancy and equipment expense                 3,772       3,352      12.5
Other expense                                   8,753       8,672       0.9
                                           ----------  ----------  ----------
     Total noninterest expense             $   27,314  $   25,961       5.2 %
                                           ==========  ==========  ==========

                                                   Three Months ended
                                                      September 30,
                                           ----------------------------------
                                                                      Percent
                                              2003        2002        Change
                                           ----------  ----------  ----------
                                                       (in thousands)
Salaries and employee benefits             $    5,076  $    4,803       5.7 %
Occupancy and equipment expense                 1,192       1,171       1.8
Other expense                                   2,821       2,619       7.7
                                           ----------  ----------  ----------
     Total noninterest expense             $    9,089  $    8,593       5.8 %
                                           ==========  ==========  ==========


     The increase in salaries and employee benefits reflected normal salary increases, increases related to the employee 401(k) plan and incentive compensation plan and higher health care costs. Total employees remained stable with 455 at September 30, 2003, compared to 460 at September 30, 2002.

     The increase in occupancy and equipment expense reflected higher property taxes, as well as higher maintenance and repair expense due to an increased commitment to the physical enhancement of offices and higher snow removal costs required during the first quarter of 2003, versus the comparable period of 2002.

     Other expense includes corporate and business development, data processing fees, telecommunications, postage, and professional fees such as legal, accounting, and directors' fees. Other expense increased in the three-month period ended September 30, 2003, primarily as a result of higher professional fees driven by higher legal fees in the third quarter of 2003 versus the comparable period in 2002, as well as by a change in the Company's directors' deferred compensation plan in 2003 which has reduced the quarterly variability in plan expenses in 2003 versus 2002.


Income Tax Expense

     Income tax expense increased $786,000, or 16.5%, for the first nine months of 2003, compared to the same period in 2002. Income tax expense for the third quarter of 2003 increased $214,000, or 13.3%, compared to the same period of 2002. The combined state franchise tax expense and the federal income tax expense as a percentage of income before income tax expense decreased to 33.8% during the first nine months of 2003 compared to 34.5% during the same period in 2002. It decreased to 33.6% for the third quarter of 2003, versus 34.7% for the third quarter of 2002.

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

     Total assets of the Company were $1.248 billion at both September 30, 2003, and December 31, 2002.

     Total cash and cash equivalents decreased by $27.5 million, or 31.6%, to $59.6 million at September 30, 2003 from $87.1 million at December 31, 2002. The decrease was attributable to decreases in the Company's short-term borrowings.

     Total securities available-for-sale increased by $2.1 million, or 0.8%, to $276.2 million at September 30, 2003 from $274.1 million at December 31, 2002. The increase was a result of securities purchases totaling $119.7 million. This increase was offset by a number of transactions in the securities portfolio. Paydowns of $93.5 million were received, and the amortization of premiums, net of the accretion of discounts, was $1.0 million. Maturities, calls and sales of securities totaled $17.0 million, and the fair market value of the securities declined by $6.1 million. The market value decline was driven by paydowns received in the mortgage-backed portion on the securities portfolio. The investment portfolio is managed to limit the Company's exposure to risk by containing mostly CMO's and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

     Real estate mortgages held-for-sale decreased by $653,000, or 6.3%, to $9.7 million at September 30, 2003 from $10.4 million at December 31, 2002. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the nine months ended September 30, 2003, $128.0 million in real estate mortgages were originated for sale and $128.7 million in mortgages were sold.

     Total loans, excluding real estate mortgages held-for-sale, increased by $25.0 million or 3.0% to $847.7 million at September 30, 2003 from $822.7 million at December 31, 2002. The mix of loan types within the Company's portfolio remained relatively unchanged, reflecting 77% commercial, 5% real estate and 18% consumer loans at September 30, 2003 compared to 76% commercial, 6% real estate and 18% consumer loans at December 31, 2002.

     The Company has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Commercial loans represent higher dollar loans to fewer customers and therefore higher credit risk. Pricing is adjusted to manage the higher credit risk associated with these types of loans. The majority of fixed rate mortgage loans, which represent increased interest rate risk, are sold in the secondary market, as well as some variable rate mortgage loans. The remainder of the variable rate mortgage loans and a small number of fixed rate mortgage loans are retained. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, as a result of the continuing difficult economic climate, certain borrowers may experience difficulty and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses.

     Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable losses relating to specifically identified loans based on an evaluation as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined based on the application of loss percentages to graded loans by categories. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans - substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At September 30, 2003, on the basis of management's review of the loan portfolio, the Company had $39.5 million of assets classified special mention, $28.0 million classified as substandard, $333,000 classified as doubtful and $0 classified as loss as compared to $47.6 million, $27.0 million, $211,000 and $200,000 at December 31, 2002.

     Allowance estimates are developed by management in consultation with regulatory authorities, taking into account both actual loss experience and peer group loss experience, and are adjusted for current economic conditions. Allowance estimates are considered a prudent measurement of the risk in the Company's loan portfolio and are applied to individual loans based on loan type. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The following table summarizes the loan loss reserve and nonperforming assets at September 30, 2003 and December 31, 2002.

                                               September 30,    December 31,
                                                   2003            2002
                                               -------------  --------------
                                                       (in thousands)
ALLOWANCE FOR LOAN LOSSES:
Beginning balance, January 1                   $       9,533  $        7,946
Provision for loan losses, year-to-date                1,764           3,056
Loans charged-off, year-to-date                       (1,396)         (1,875)
Recoveries, year-to-date                                 163             406
                                              --------------  --------------
Ending balance                                $       10,064  $        9,533
                                              ==============  ==============

NONPERFORMING ASSETS:
Nonaccrual loans                              $        1,291  $        4,216
Loans past due over 90 days and accruing               3,226           3,387
Other real estate                                      1,530              44
Repossessions                                            120              94
                                              --------------  --------------
Total nonperforming assets                    $        6,167  $        7,741
                                              ==============  ==============


     Total impaired loans decreased by $3.5 million to $3.8 million at September 30, 2003 from $7.3 million at December 31, 2002. The decrease in the impaired loans category resulted primarily from payments received on three commercial credits totaling $2.8 million. The decrease in nonperforming loans also resulted from the payments on the aforementioned loans. The impaired loan total includes $1.3 million in nonaccrual loans. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

     Total deposits increased by $88.7 million, or 9.7%, to $1.002 billion at September 30, 2003 from $913.3 million at December 31, 2002. The increase resulted from increases of $46.7 million in Investors' Weekly accounts, $42.0 million in NOW accounts, $8.0 million in savings accounts and $471,000 in demand deposits. Offsetting these increases were declines of $8.2 million in certificates of deposit and $340,000 in money market accounts.

     Total short-term borrowings decreased by $85.9 million, or 46.5%, to $99.0 million at September 30, 2003 from $184.9 million at December 31, 2002. The decrease resulted from declines of $46.2 million in securities sold under agreements to repurchase, $23.0 million in federal funds purchased and $16.0 million in other borrowings, primarily short-term advances from the Federal Home Loan Bank of Indianapolis.

     Total stockholders' equity increased by $4.9 million, or 5.9%, to $88.8 million at September 30, 2003 from $83.9 million at December 31, 2002. Net income of $10.9 million, less dividends of $3.3 million, less the decrease in the accumulated other comprehensive income of $4.0 million, plus $333,000 for stock issued through options exercised, minus $43,000 for the cost of treasury stock purchased comprised most of this increase. In addition, effective January 1, 2003, the Company's directors' deferred compensation plan was amended to no longer permit diversification outside of Company stock and to require that settlement of deferred balances be made in shares of Company stock. In accordance with EITF 97-14: "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested," on the date of the plan change the $1.1 million current value of the liability for the Company shares was transferred to additional paid-in capital from other liabilities.

     The Federal Deposit Insurance Corporation's (FDIC) risk based capital regulations require that all banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Company's ratios continue to be above "well capitalized" levels. As of September 30, 2003, the Company's Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio were 8.3%, 10.8% and 11.9%, respectively.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rate risk represents the Company's primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2003. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company's needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At September 30, 2003, the Company's potential pretax exposure was within the Company's policy limit, and not significantly different from December 31, 2002.

ITEM 4 - CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

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

                              September 30, 2003

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

        b.  Reports

            A report on Form 8-K was filed on October 15, 2003 under Item 12 which reported the Company's third quarter financial information in the form of a press release.

            A report on Form 8-K was filed on September 8, 2003 under Item 5 which reported the Company's issuance of new trust preferred securities and call of existing securities in the form of a press release.

            A report on Form 8-K was filed on July 15, 2003 under Item 5 which reported the Company's second quarter financial information in the form of a press release.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                              September 30, 2003

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



                        LAKELAND FINANCIAL CORPORATION
                                 (Registrant)




Date: November 3, 2003       /s/Michael L. Kubacki
                             Michael L. Kubacki - President and Chief
                             Executive Officer




Date: November 3, 2003       /s/David M. Findlay
                             David M. Findlay - Executive Vice President
                             and Chief Financial Officer




Date: November 3, 2003       /s/Teresa A. Bartman
                             Teresa A. Bartman - Vice President and
                             Controller