Form 10-K
period 2003-12-31
LAKELAND FINANCIAL CORP
filed 2004-03-05
CIK 721994

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2003

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such other period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is an accelerated filer
 (as defined in Rule 12b-2 of the Act).  Yes  X      No___

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Stock Market on June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $159,636,237.

Number of shares of common stock outstanding at February 25, 2004: 5,811,094

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the Annual Meeting of Shareholders mailed on March 5, 2004 are incorporated by reference into Part III hereof.



                                                  LAKELAND FINANCIAL CORPORATION
                                                    Annual Report on Form 10-K
                                                         Table of Contents


                                                                                                     Page Number
                                    PART I

Item 1.    Business                                                                                        3
             Forward - Looking Statements                                                                  4
             Supervision and Regulation                                                                    7
             Industry Segments                                                                            12
           Guide 3 Information                                                                            12
Item 2.    Properties                                                                                     30
Item 3.    Legal Proceedings                                                                              31
Item 4.    Submission of Matters to a Vote of Security Holders                                            31

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters                          31
Item 6.    Selected Financial Data                                                                        32
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations 33
             Overview                                                                                     33
             Results of Operations                                                                        33
             Financial Condition                                                                          36
             Critical Accounting Policies                                                                 39
             Liquidity                                                                                    39
             Inflation                                                                                    41
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk                                     41
Item 8.    Financial Statements and Supplemental Data                                                     46
             Financial Statements                                                                         46
             Notes to Financial Statements                                                                50
             Report of Independent Auditors                                                               77
             Management's Responsibility for Financial Statements                                         78
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           79
Item 9A.   Controls and Procedures                                                                        79
                                   PART III

Item 10.   Directors and Executive Officers of the Registrant                                             79
Item 11.   Executive Compensation                                                                         79
Item 12.   Security Ownership of Certain Beneficial Owners and Management                                 79
Item 13.   Certain Relationships and Related Transactions                                                 80
Item 14.   Principal Accounting Fees and Services                                                         80

                                    PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                81

Form 10-K Signature Page                                                                                  83
Exhibit 21 Subsidiaries                                                                                   85

                                    PART I


ITEM 1. BUSINESS

         The Company was incorporated under the laws of the State of Indiana on February 8, 1983. As used herein, the term "Company" refers to Lakeland Financial Corporation, or if the context dictates, Lakeland Financial Corporation and its wholly-owned subsidiary, Lake City Bank, an Indiana state bank headquartered in Warsaw, Indiana. Also included in the consolidated financial statements is LCB Investments Limited, a wholly-owned subsidiary of Lake City Bank which is a Bermuda corporation that manages a portion of the Bank's investment portfolio. All intercompany transactions and balances are eliminated in consolidation.

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

         The Bank's main banking office is located at 202 East Center Street, Warsaw, Indiana. As of December 31, 2003 the Bank had 43 offices in twelve counties throughout northern Indiana.

         Market Overview. While the Company operates in twelve counties, it currently defines operations by three primary geographical markets. They are the South Region, which includes Kosciusko and contiguous counties; the North Region, which includes Elkhart and St. Joseph Counties; and the East Region, which includes Allen and DeKalb Counties. The South Region includes the city of Warsaw and is the location of the Company's headquarters. The Company has had a presence in this region since 1872 . It has been in the North Region, which includes the cities of Elkhart, South Bend and Goshen, since 1990, The Company opened its first office in the East Region, which includes the cities of Fort Wayne and Auburn, in 1999.

         The Company believes that these are well-established, and fairly diverse economic regions. The Company's markets include a mix of industrial and service companies with no business or industry concentrations. Furthermore, no single industry or employer dominates any of the markets. Fort Wayne represents the largest population center served by the Company with a population of 206,000, according to 2000 U.S. Census Bureau data. South Bend, with a 2000 population of 108,000, is the second largest city served by the Company. Elkhart, with a 2000 population of 52,000, is the third largest city that the Company currently serves. As a result of the presence of offices in twelve counties that are widely dispersed, no single city or industry represents an undue concentration.

         Expansion Strategy. The Company's expansion strategy is driven primarily by the potential for increased penetration in existing markets where opportunities for market share growth exists. Additionally, the Company considers growth in new markets with a close geographic proximity to its current operations. These markets are considered when the Company believes they would be receptive to its strategic plan to deliver broad based financial services with a local flavor. The Company has recently focused on growth through de novo branching in locations that management believes have potential for creating new market opportunities or for further penetrating existing markets. In new markets, the Company believes it is critical to attract experienced local management with a similar philosophy in order to provide a basis for success.

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

         Lakeland Statutory Trust II (the "Trust"), a statutory business trust, was formed under Connecticut law pursuant to a trust agreement dated October 1, 2003 and a certificate of trust filed with the Connecticut Secretary of State on October 1, 2003. Through a private placement, the trust issued $30.0 million in trust preferred securities. The Trust exists for the exclusive purposes of (i) issuing the trust securities representing undivided beneficial interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in the subordinated debentures issued by the Company, and (iii) engaging in only those activities necessary, advisable, or incidental thereto. The subordinated debentures are the only assets of the Trust, and payments under the subordinated debentures are the only revenue of the Trust. The Trust has a term of 35 years, but may be terminated earlier as provided in the trust agreement.

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

         The Bank competes with other major banks for large commercial deposit and loan accounts. The Bank is presently subject to an aggregate maximum loan limit to any single account pursuant to Indiana law. The Bank currently enforces an internal limit of $12.0 million, which is less than the amount permitted by law. This maximum might occasionally limit the Bank from providing loans to those businesses or personal accounts whose borrowings periodically exceed this amount. In the event this were to occur, the Bank maintains correspondent relationships with other financial institutions. The Bank may participate with other banks in the placement of large borrowings in excess of its lending limit. The Bank is also a member of the Federal Home Loan Bank of Indianapolis in order to broaden its mortgage lending and investment activities and to provide additional funds, if necessary, to support these activities.

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

Employees

         At December 31, 2003, the Company, including its subsidiaries, had 426 full-time equivalent employees. Benefit programs include a pension plan, 401(k) plan, group medical insurance, group life insurance and paid vacations. Effective April 1, 2000, the defined benefit pension plan was frozen and employees can no longer accrue new benefits under that plan. The Bank is not a party to any collective bargaining agreement, and employee relations are considered good. The Company also has a stock option plan under which stock options may be granted to employees and directors.

Internet Website

         The Company maintains an Internet site at www.lakecitybank.com. The Company makes available free of charge on this site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company's code of conduct and the charters of its various committees of the Board of Directors are also available on the website.

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

         Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Bank, rather than shareholders.

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

         Recent Regulatory Developments

         National Bank Preemption. On January 7, 2004, the Office of the Comptroller of the Currency (the "OCC") issued two final rules that clarify the federal character of the national banking system. The first rule provides that, except where made applicable by federal law, state laws that obstruct, impair or condition national banks' ability to fully exercise their deposit-taking, lending and operational powers are not applicable to national banks. That rule further provides that the following types of state laws apply to national banks to the extent that they only incidentally affect the exercise of national banks' deposit-taking, lending and operational powers: contract, criminal, taxation, tort, zoning and laws relating to certain homestead rights, rights to collect debts, acquisitions and transfers of property and other laws as determined to apply to national banks by the OCC. The second rule affirms that, under federal law, with some exceptions, the OCC has exclusive visitorial authority (the power to inspect, examine, supervise and regulate) with respect to the content and conduct of activities authorized for national banks. These controversial rules give national banks, especially those that operate in multiple states, a significant competitive advantage over state-chartered banks and are therefore likely to be challenged by individuals and organizations that represent the interests of individual states and state-chartered banks. Both the U.S. House Committee on Financial Services and the New York Attorney General have already initiated such challenges.

         FACT Act. On December 4, 2003, President Bush signed into law the Fair and Accurate Credit Transactions Act of 2003 (the "FACT Act"), which contains numerous amendments to the Fair Credit Reporting Act relating to matters including identity theft and privacy. Among its other provisions, the FACT Act requires financial institutions: (i) to establish an identity theft prevention program; (ii) to enhance the accuracy and integrity of information furnished to consumer reporting agencies; and (iii) to allow customers to prevent financial institution affiliates from using, for marketing solicitation purposes, transaction and experience information about the customers received from the financial institution. The FACT Act also requires the federal banking regulators, and certain other agencies, to promulgate regulations to implement its provisions. The various provisions of the FACT Act contain different effective dates including March 31, 2004, for those provisions of the FACT Act that do not require significant changes to business procedures and December 1, 2004, for certain other provisions that will require significant business procedure changes.

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

         The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

         The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2003, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.


         Dividend Payments. The Company's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Indiana corporation, the Company is subject to the limitations of the Indiana General Business Corporation Law, which prohibit the Company from paying dividends if the Company is, or by payment of the dividend would become, insolvent, or if the payment of dividends would render the Company unable to pay its debts as they become due in the usual course of business. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

         Federal Securities Regulation. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

         The Bank

         General. The Bank is an Indiana-chartered bank, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). As an Indiana-chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFI, the chartering authority for Indiana banks, and the FDIC, designated by federal law as the primary federal regulator of state-chartered, FDIC-insured banks that, like the Bank, are not members of the Federal Reserve System ("non-member banks").

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

         During the year ended December 31, 2003, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2004, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

         FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2003, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

         Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI. The amount of the assessment is calculated on the basis of the bank's total assets. During the year ended December 31, 2003, the Bank paid supervisory assessments to the DFI totaling $84,000.

         Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. The FDIC has established the following minimum capital standards for state-chartered FDIC-insured non-member banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

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

         Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be "well-capitalized." Under the regulations of the FDIC, in order to be "well-capitalized" a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

         As of December 31, 2003: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was "well-capitalized," as defined by FDIC regulations.


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

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2003. As of December 31, 2003, approximately $19.8 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

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

         Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those few states that authorize such expansion.

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

         Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $45.4 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $45.4 million, the reserve requirement is $1.164 million plus 10% of the aggregate amount of total transaction accounts in excess of $45.4 million. The first $6.6 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

INDUSTRY SEGMENTS

         While the Company's chief decision-makers monitor the revenue streams of the various Company products and services, the identifiable segments operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's financial service operations are considered by management to be aggregated in one reportable operating segment -- commercial banking.

GUIDE 3 INFORMATION

         On the pages that follow are tables that set forth selected statistical information relative to the business of the Company. This data should be read in conjunction with the consolidated financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in Items 7&8, below, herein incorporated by reference.



                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                             INTEREST RATES AND INTEREST DIFFERENTIAL
                                                     (in thousands of dollars)

                                                                 2003                                       2002
                                               ----------------------------------------   ----------------------------------------
                                                 Average       Interest                     Average       Interest
                                                 Balance        Income       Yield (1)      Balance        Income       Yield (1)
                                               ------------  ------------  ------------   ------------  ------------  ------------
ASSETS
Earning assets:
  Loans:
    Taxable (2)(3)                             $    839,797  $     46,861          5.58%  $    766,962  $     49,083          6.40%
    Tax exempt (1)                                    7,758           430          5.54          3,935           279          7.09

  Investments: (1)
    Available for sale                              271,161        14,118          5.21        274,155        15,677          5.72

  Short-term investments                             11,882           120          1.01         12,672           191          1.51

  Interest bearing deposits                           6,134            68          1.11          4,283            70          1.61
                                               ------------  ------------                 ------------  ------------
Total earning assets                              1,136,732        61,597          5.42%     1,062,007        65,300          6.15%

Nonearning assets:
  Cash and due from banks                            46,394             0                       42,904             0

  Premises and equipment                             25,810             0                       24,469             0

  Other nonearning assets                            40,062             0                       28,032             0

  Less allowance for loan losses                     (9,909)            0                       (8,662)            0
                                               ------------  ------------                 ------------  ------------
Total assets                                   $  1,239,089  $     61,597                 $  1,148,750  $     65,300
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

(2)     Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2003 and
        2002, are included as taxable loan interest income.

(3)     Nonaccrual loans are included in the average balance of taxable loans.



                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                     (in thousands of dollars)

                                                                 2002                                       2001
                                               ----------------------------------------   ----------------------------------------
                                                 Average       Interest                     Average       Interest
                                                 Balance        Income       Yield (1)      Balance        Income       Yield (1)
                                               ------------  ------------  ------------   ------------  ------------  ------------
ASSETS
Earning assets:
  Loans:
    Taxable (2)(3)                             $    766,962  $     49,083          6.40%  $    727,330  $     58,348          8.02%
    Tax exempt (1)                                    3,935           279          7.09          2,420           209          8.64

  Investments: (1)
    Available for sale                              274,155        15,677          5.72        291,901        18,556          6.36

  Short-term investments                             12,672           191          1.51          9,778           405          4.14

  Interest bearing deposits                           4,283            70          1.61          2,437            80          3.24
                                               ------------  ------------                 ------------  ------------
Total earning assets                              1,062,007        65,300          6.15%     1,033,866        77,598          7.51%

Nonearning assets:
  Cash and due from banks                            42,904             0                       41,148             0

  Premises and equipment                             24,469             0                       26,423             0

  Other nonearning assets                            28,032             0                       28,743             0

  Less allowance for loan losses                     (8,662)            0                       (7,364)            0
                                               ------------  ------------                 ------------  ------------
Total assets                                   $  1,148,750  $     65,300                 $  1,122,816  $     77,598
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



                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                     (in thousands of dollars)

                                                                 2003                                       2002
                                               ----------------------------------------   ----------------------------------------
                                                 Average       Interest                     Average       Interest
                                                 Balance       Expense        Yield         Balance       Expense        Yield
                                               ------------  ------------  ------------   ------------  ------------  ------------
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
  Savings deposits                             $     61,053  $        232          0.38%  $     53,792  $        404          0.75%

  Interest bearing checking accounts                301,328         3,214          1.07        231,712         3,592          1.55

  Time deposits:
    In denominations under $100,000                 203,196         6,153          3.03        203,531         7,491          3.68
    In denominations over $100,000                  230,417         4,480          1.94        224,437         5,604          2.50

  Miscellaneous short-term borrowings               118,109         1,110          0.94        146,619         2,552          1.74

  Long-term borrowings and
    subordinated debentures                          53,892         2,948          5.47         46,287         2,915          6.30
                                               ------------  ------------                 ------------  ------------
Total interest bearing liabilities                  967,995        18,137          1.87%       906,378        22,558          2.49%

Noninterest bearing liabilities and
 stockholders' equity:

  Demand deposits                                   173,716             0                      150,226             0

  Other liabilities                                  10,069             0                       13,093             0

Stockholders' equity                                 87,309             0                       79,053             0

Total liabilities and stockholders'
 equity                                        ------------  ------------                 ------------  ------------
                                               $  1,239,089  $     18,137                 $  1,148,750  $     22,558
                                               ============  ============                 ============  ============

Net interest differential - yield on
 average daily earning assets                                $     43,460          3.82%                $     42,742          4.02%
                                                             ============                               ============



                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                     (in thousands of dollars)

                                                                 2002                                       2001
                                               ----------------------------------------   ----------------------------------------
                                                  Average      Interest                      Average      Interest
                                                  Balance      Expense        Yield          Balance      Expense        Yield
                                               ------------  ------------  ------------   ------------  ------------  ------------
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
  Savings deposits                             $     53,792  $        404          0.75%  $     50,513  $        613          1.21%

  Interest bearing checking accounts                231,712         3,592          1.55        230,144         7,447          3.24

  Time deposits:
    In denominations under $100,000                 203,531         7,491          3.68        211,728        11,151          5.27
    In denominations over $100,000                  224,437         5,604          2.50        203,067        10,639          5.24

  Miscellaneous short-term borrowings               146,619         2,552          1.74        178,197         6,904          3.87

  Long-term borrowings and
    subordinated debentures                          46,287         2,915          6.30         32,030         2,476          7.73
                                               ------------  ------------                 ------------  ------------
Total interest bearing liabilities                  906,378        22,558          2.49%       905,679        39,230          4.33%

Noninterest bearing liabilities and
 stockholders' equity:

 Demand deposits                                    150,226             0                      137,011             0

  Other liabilities                                  13,093             0                       10,135             0

Stockholders' equity                                 79,053             0                       69,991             0

Total liabilities and stockholders'
 equity                                        ------------  ------------                 ------------  ------------
                                               $  1,148,750  $     22,558                 $  1,122,816  $     39,230
                                               ============  ============                 ============  ============

Net interest differential - yield on
 average daily earning assets                                $     42,742          4.02%  $     38,368                        3.71%
                                                             ============                 ============



                                           ANALYSIS OF CHANGES IN INTEREST DIFFERENTIALS
                                                 (fully taxable equivalent basis)
                                                     (in thousands of dollars)

                                                                             YEAR ENDED DECEMBER 31,

                                                      2003 Over (Under) 2002 (1)                 2002 Over (Under) 2001 (1)
                                               ----------------------------------------   ----------------------------------------
                                                  Volume         Rate         Total          Volume         Rate         Total
                                               ------------  ------------  ------------   ------------  ------------  ------------
INTEREST AND LOAN FEE INCOME (2)
  Loans:
    Taxable                                    $      4,407  $     (6,629) $     (2,222)  $      3,043  $    (12,308) $     (9,265)
    Tax exempt                                          223           (72)          151            113           (43)           70
  Investments:
    Available for sale                                 (170)       (1,389)       (1,559)        (1,085)       (1,794)       (2,879)

  Short-term investments                                (11)          (60)          (71)            96          (310)         (214)

  Interest bearing deposits                              25           (27)           (2)            42           (52)          (10)
                                               ------------  ------------  ------------   ------------  ------------  ------------
Total interest income                                 4,474        (8,177)       (3,703)         2,209       (14,507)      (12,298)
                                               ------------  ------------  ------------   ------------  ------------  ------------

INTEREST EXPENSE
  Savings deposits                                       49          (221)         (172)            38          (247)         (209)
  Interest bearing checking accounts                    914        (1,292)         (378)            50        (3,905)       (3,855)

  Time deposits:
    In denominations under $100,000                     (12)       (1,326)       (1,338)          (417)       (3,243)       (3,660)
    In denominations over $100,000                      146        (1,270)       (1,124)         1,022        (6,057)       (5,035)

  Miscellaneous short-term borrowings                  (428)       (1,014)       (1,442)        (1,059)       (3,293)       (4,352)

  Long-term borrowings and
    subordinated debentures                             444          (411)           33            958          (519)          439
                                               ------------  ------------  ------------   ------------  ------------  ------------
Total interest expense                                1,113        (5,534)       (4,421)           592       (17,264)      (16,672)
                                               ------------  ------------  ------------   ------------  ------------  ------------
INCREASE (DECREASE) IN
  INTEREST DIFFERENTIALS                       $      3,361  $     (2,643) $        718   $      1,617  $      2,757  $      4,374
                                               ============  ============  ============   ============  ============  ============

(1)      The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2003, 2002 and 2001. The changes in volume represent "changes in volume times the old rate". The changes in rate represent "changes in rate times old volume". The changes in rate/volume were also calculated by "change in rate times change in volume" and allocated consistently based upon the relative absolute values of the changes in volume and changes in rate.

(2)      Tax exempt income was converted to a fully taxable equivalent basis at a 35, 35 and 34 percent tax rate for 2003, 2002 and
         2001. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the
         TEFRA adjustment applicable to nondeductible interest expense.



                                                      ANALYSIS OF SECURITIES
                                                     (in thousands of dollars)

        The amortized cost and the fair value of securities as of December 31, 2003, 2002 and 2001 were as follows:

                                                          2003                        2002                          2001
                                               -------------------------   -------------------------   ---------------------------
                                                Amortized       Fair        Amortized        Fair        Amortized        Fair
                                                   Cost         Value          Cost          Value          Cost          Value
                                               -----------  ------------   ------------  ------------   ------------  ------------
Securities available for sale:
  U.S. Treasury securities                     $         0  $          0   $      5,143  $      5,338   $      7,630  $      7,866
  U.S. Government agencies and corporations         17,234        17,280         11,371        11,946         11,528        11,574
  Mortgage-backed securities                       213,071       211,142        216,619       222,036        213,054       216,654
  State and municipal securities                    51,138        52,945         33,534        34,785         30,085        29,663
  Other debt securities                                  0             0              0             0          5,791         5,882
                                               -----------  ------------   ------------  ------------   ------------  ------------
Total debt securities available for sale       $   281,443  $    281,367   $    266,667  $    274,105   $    268,088  $    271,639
                                               ===========  ============   ============  ============   ============  ============



                                                  ANALYSIS OF SECURITIES (cont.)
                                                   (fully tax equivalent basis)
                                                     (in thousands of dollars)

        The weighted average yields (1) and maturity distribution (2) for debt securities portfolio at
December 31, 2003, were as follows:

                                                                                           After One     After five
                                                                               Within         Year         Years         Over
                                                                                One          Within      Within Ten       Ten
                                                                                Year       Five Years      Years         Years
                                                                            ------------  ------------  ------------  ------------

Securities available for sale:

Government agencies and corporations
  Book value                                                                $          0  $     11,799  $      5,481  $          0
  Yield                                                                             0.00%         3.36%         5.25%         0.00%

Mortgage-backed securities
  Book value                                                                           0        16,229        64,112       130,801
  Yield                                                                             0.00%         5.74%         5.35%         5.45%

State and municipal securities
  Book value                                                                         100           865         3,922        48,058
  Yield                                                                             6.85%         3.34%         4.24%         4.63%
                                                                            ------------  ------------  ------------  ------------

Total debt securities available for sale:
  Book value                                                                $        100  $     28,893  $     73,515  $    178,859
  Yield                                                                             6.85%         4.69%         5.05%         5.23%
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

        There were no investments in securities of any one issuer, other than the U.S. Government and its agencies that exceeded
10% of stockholders' equity at December 31, 2003.



                                                    ANALYSIS OF LOAN PORTFOLIO
                                                   Analysis of Loans Outstanding
                                                     (in thousands of dollars)

        The Company segregates its loan portfolio into four basic segments: commercial (including agri-business and agricultural loans), real estate mortgages, installment and personal line of credit loans (including credit card loans). The loan portfolio as of December 31, 2003, 2002, 2001, 2000 and 1999 was as follows:


                                                                  2003          2002          2001          2000          1999
                                                              ------------  ------------  ------------  ------------  ------------
Commercial loans:
  Taxable                                                     $    667,672  $    619,963  $    534,645  $    487,125  $    419,034
  Tax exempt                                                         7,785         4,974         2,544         2,374         3,048
                                                              ------------  ------------  ------------  ------------  ------------
Total commercial loans                                             675,457       624,937       537,189       489,499       422,082

Real estate mortgage loans                                          44,050        47,184        47,252        52,731        46,872

Installment loans                                                   58,567        75,692        95,592       129,729       146,711

Line of credit and credit card loans                                92,808        74,863        58,190        46,917        38,233
                                                              ------------  ------------  ------------   -----------  ------------

  Total loans                                                      870,882       822,676       738,223       718,876       653,898

Less allowance for loan losses                                      10,234         9,533         7,946         7,124         6,522
                                                              ------------  ------------  ------------   -----------  ------------

  Net loans                                                   $    860,648  $    813,143  $    730,277   $   711,752  $    647,376
                                                              ============  ============  ============   ===========  ============

        The real estate mortgage loan portfolio included construction loans totaling $3,932, $2,540, $2,354, $3,626 and $4,488 as of December 31, 2003, 2002, 2001, 2000 and 1999. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.



                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                               Analysis of Loans Outstanding (cont.)
                                                     (in thousands of dollars)

        Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2003.

                                                                                            Line of
                                                                  Real                     Credit and
                                                 Commercial      Estate     Installment   Credit Card      Total         Percent
                                                ------------  ------------  ------------  ------------  ------------  ------------

Original maturity of one day                    $    410,909  $          0  $        419  $     90,006  $    501,334          57.6%

Other within one year                                 94,472         6,256        23,420             0       124,148          14.2

After one year, within five years                    158,334         5,632        32,671             0       196,637          22.6

Over five years                                       11,290        32,061         2,057         2,802        48,210           5.5

Nonaccrual loans                                         452           101             0             0           553           0.1
                                                ------------  ------------  ------------  ------------  ------------  ------------

  Total loans                                   $    675,457  $     44,050  $     58,567  $     92,808  $    870,882         100.0%
                                                ============  ============  ============  ============  ============  ============

        A portion of the loans is short-term maturities. At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.

        Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2003 amounted to $207,387 and $37,460.



                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                                   Review of Nonperforming Loans
                                                     (in thousands of dollars)

        The following is a summary of nonperforming loans as of December 31, 2003, 2002, 2001, 2000 and 1999.

                                                                  2003          2002          2001          2000          1999
                                                              ------------  ------------  ------------  ------------  ------------
PART A - PAST DUE ACCRUING LOANS (90 DAYS OR MORE)

Real estate mortgage loans                                    $        160  $          0  $        170  $        398  $          0

Commercial and industrial loans                                      2,912         3,245             0         7,635            20

Loans to individuals for household, family and
 other personal expenditures                                           119           142            94           171           151

Loans to finance agriculture production and
 other loans to farmers                                                  0             0             0             0             0
                                                              ------------  ------------  ------------  ------------  ------------

  Total past due loans                                               3,191         3,387           264         8,204           171
                                                              ------------  ------------  ------------  ------------  ------------


PART B - NONACCRUAL LOANS

Real estate mortgage loans                                             101           106            59            37             0

Commercial and industrial loans                                        452         4,110         2,175           169           329

Loans to individuals for household, family and
 other personal expenditures                                             0             0             0             0             0

Loans to finance agriculture production and
 other loans to farmers                                                  0             0             0             0             0
                                                               -----------  ------------  ------------  ------------  ------------

  Total past due loans                                                 553         4,216         2,234           206           329
                                                               -----------  ------------  ------------  ------------  ------------

PART C - TROUBLED DEBT RESTRUCTURED LOANS                                0             0             0         1,127         1,179
                                                               -----------  ------------  ------------  ------------  ------------

Total nonperforming loans                                      $     3,744  $      7,603  $      2,498  $      9,537  $      1,679
                                                               ===========  ============  ============  ============  ============

        Nonearning assets of the Company include nonperforming loans (as indicated above), nonaccrual investments, other real estate and repossessions, which amounted to $4,328 at December 31, 2003.

                    Comments Regarding Nonperforming Assets


PART A - CONSUMER LOANS

         Consumer installment loans, except those loans that are secured by real estate, are not placed on nonaccrual status since these loans are charged-off when they have been delinquent from 90 to 180 days, and when the related collateral, if any, is not sufficient to offset the indebtedness. Advances under Mastercard and Visa programs, as well as advances under all other consumer line of credit programs, are charged-off when collection appears doubtful.

PART B - NONPERFORMING LOANS

         When a loan is classified as a nonaccrual loan, interest on the loan is no longer accrued and all accrued interest receivable is charged off. It is the policy of the Bank that all loans for which the collateral is insufficient to cover all principal and accrued interest will be reclassified as nonperforming loans to the extent they are unsecured, on or before the date when the loan becomes 90 days delinquent. Thereafter, interest is recognized and included in income only when received. Interest not recorded on nonaccrual loans is referenced in Footnote 4 in Item 8 below.

         As of December 31, 2003, there were $553,000 of loans on nonaccrual status, some of which were also on impaired status. There were $3.0 million of loans classified as impaired.

PART C - TROUBLED DEBT RESTRUCTURED LOANS

         Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

         As of December 31, 2003 and 2002, there were no loans renegotiated as troubled debt restructurings.

PART D - OTHER NONPERFORMING ASSETS

         Management is of the opinion that there are no significant foreseeable losses relating to nonperforming assets, as defined in the preceding table, or classified loans, except as discussed above in Part B - Nonperforming Loans and Part C - Troubled Debt Restructured Loans.

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

         Based upon these policies and objectives, $2.3 million, $3.1 million and $2.2 million were charged to the provision for loan losses and added to the allowance for loan losses in 2003, 2002 and 2001.

         The allocation of the allowance for loan losses to the various lending areas is performed by management in relation to perceived exposure to loss in the various loan portfolios. However, the allowance for loan losses is available in its entirety to absorb losses in any particular loan category.



                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                                       Summary of Loan Loss
                                                     (in thousands of dollars)

        The following is a summary of the loan loss experience for the years ended December 31, 2003, 2002, 2001, 2000 and 1999.

                                                                  2003          2002          2001          2000          1999
                                                              ------------  ------------  ------------  ------------  ------------

Amount of loans outstanding, December 31,                     $    870,882  $    822,676  $    738,223  $    718,876  $    653,898
                                                              ============  ============  ============  ============  ============

Average daily loans outstanding during the year
 ended December 31,                                           $    847,555  $    770,897  $    729,750  $    679,198  $    605,170
                                                              ============  ============  ============  ============  ============

Allowance for loan losses, January 1,                         $      9,533  $      7,946  $      7,124  $      6,522  $      5,510
                                                              ------------  ------------  ------------  ------------  ------------

Loans charged-off
  Commercial                                                         1,261         1,268           569           200           147
  Real estate                                                           47             0             0            30             6
  Installment                                                          353           509           868           483           252
  Credit cards and personal credit lines                               113            98           103            35            30
                                                              ------------  ------------  ------------  ------------  ------------

Total loans charged-off                                              1,774         1,875         1,540           748           435
                                                              ------------  ------------  ------------  ------------  ------------

Recoveries of loans previously charged-off
  Commercial                                                            21           270             3            45            10
  Real estate                                                            0             0            16             0             0
  Installment                                                          188           128           113            93           114
  Credit cards and personal credit lines                                12             8             5             6            13
                                                              ------------  ------------  ------------  ------------  ------------

Total recoveries                                                       221           406           137           144           137
                                                              ------------  ------------  ------------  ------------  ------------

Net loans charged-off                                                1,553         1,469         1,403           604           298
Provision for loan loss charged to expense                           2,254         3,056         2,225         1,206         1,310
                                                              ------------  ------------  ------------  ------------  ------------

  Balance, December 31,                                       $     10,234  $      9,533  $      7,946  $      7,124  $      6,522
                                                              ============  ============  ============  ============  ============

Ratio of net charge-offs during the period to
 average daily loans outstanding
  Commercial                                                          0.15%         0.13%         0.08%         0.02%         0.02%
  Real estate                                                         0.00          0.00          0.00          0.00          0.00
  Installment                                                         0.02          0.05          0.10          0.06          0.02
  Credit cards and personal credit lines                              0.01          0.01          0.01          0.01          0.01
                                                              ------------  ------------  ------------  ------------  ------------

Total                                                                 0.18%         0.19%         0.19%         0.09%         0.05%
                                                              ============  ============  ============  ============  ============

Ratio of allowance for loan losses to
 nonperforming assets                                               236.46%       123.15%       192.58%        73.83%       368.06%
                                                              ============  ============  ============  ============  ============



                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                              Allocation of Allowance for Loan Losses
                                                     (in thousands of dollars)

        The following is a summary of the allocation for loan losses as of December 31, 2003, 2002, 2001, 2000 and 1999.

                                                         2003                         2002                         2001
                                              --------------------------   --------------------------   --------------------------
                                               Allowance      Loans as      Allowance      Loans as      Allowance      Loans as
                                                  For        Percentage        For        Percentage        For        Percentage
                                                  Loan        of Gross         Loan        of Gross         Loan        of Gross
                                                 Losses        Loans          Losses        Loans          Losses        Loans
                                              ------------  ------------   ------------  ------------   ------------  ------------
Allocated allowance for loan losses
  Commercial                                  $      8,634         77.56%  $      7,824         75.96%  $      6,412         72.77%
  Real estate                                          110          5.06            123          5.74            127          6.40
  Installment                                          440          6.72            573          9.20            728         12.95
  Credit cards and personal credit lines               696         10.66            563          9.10            431          7.88
                                              ------------  ------------   ------------   -----------   ------------  ------------

Total allocated allowance for loan losses            9,880        100.00%         9,083        100.00%         7,698        100.00%
                                                            ============                  ===========                 ============

Unallocated allowance for loan losses                  354                          450                          248
                                              ------------                 ------------                 ------------

Total allowance for loan losses               $     10,234                 $      9,533                 $      7,946
                                              ============                 ============                 ============

                                                               2000                                           1999
                                              --------------------------   ---------------------------
                                               Allowance      Loans as      Allowance       Loans as
                                                  For        Percentage        For         Percentage
                                                  Loan        of Gross         Loan         of Gross
                                                 Losses        Loans          Losses         Loans
                                              ------------  ------------   ------------   ------------
Allocated allowance for loan losses
  Commercial                                  $      5,205         68.09%  $      4,750          64.55%
  Real estate                                          132          7.34            120           7.17
  Installment                                          974         18.04          1,202          22.43
  Credit cards and personal credit lines               352          6.53            185           5.85
                                              ------------  ------------   ------------   ------------

Total allocated allowance for loan losses            6,663        100.00%         6,257         100.00%
                                                            ============                  ============

Unallocated allowance for loan losses                  461                          265
                                              ------------                 ------------

Total allowance for loan losses               $      7,124                 $      6,522
                                              ============                 ============

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



                                                       ANALYSIS OF DEPOSITS
                                                     (in thousands of dollars)

        The average daily deposits for the years ended December 31, 2003, 2002 and 2001, and the average rates paid on those deposits are summarized in the following table:


                                                         2003                         2002                         2001
                                              --------------------------   --------------------------   --------------------------
                                                Average        Average       Average        Average       Average        Average
                                                 Daily          Rate          Daily          Rate          Daily          Rate
                                                Balance         Paid         Balance         Paid         Balance         Paid
                                              ------------  ------------   ------------  ------------   ------------  ------------

Demand deposits                               $    173,716          0.00%  $    150,226          0.00%  $    137,011          0.00%

Savings and transaction accounts:
  Regular savings                                   61,053          0.38         53,792          0.75         50,513          1.21
  Interest bearing checking                        301,328          1.07        231,712          1.55        230,144          3.24

Time deposits:
  Deposits of $100,000 or more                     230,417          1.94        224,437          2.50        203,067          5.24
  Other time deposits                              203,196          3.03        203,531          3.68        211,728          5.27
                                              ------------                 ------------                  -----------

Total deposits                                $    969,710          1.45%  $    863,698          1.98%   $   832,463          3.59%
                                              ============                 ============                  ===========

        As of December 31, 2003, time certificates of deposit in denominations of $100,000 or more will mature as follows:

Within three months                           $     45,842

Over three months, within six months                17,847

Over six months, within twelve months               10,208

Over twelve months                                  32,471
                                              ------------

Total time certificates of deposit in
 denominations of $100,000 or more            $    106,368
                                              ============

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


                       RETURN ON EQUITY AND OTHER RATIOS

              The rates of return on average daily assets and stockholders' equity, the dividend payout ratio, and the average daily stockholders' equity to average daily assets for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                            2003         2002         2001
                                         -----------  -----------  -----------

Percent of net income to:
  Average daily total assets                    1.12%        1.08%        0.90%

  Average daily stockholders' equity           15.88%       15.64%       14.45%

  Percentage of dividends declared per
   common share to basic earnings per
   weighted average number of common
   shares outstanding (5,819,916 shares
   in 2003 and 5,813,984 shares in 2002
   and 2001)                                    31.93%       31.92%       34.48%

  Percentage of average daily
   stockholders' equity to average
   daily total assets                           7.05%        6.88%        6.23%

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


                                          2003          2002          2001
                                      ------------  ------------  ------------

Outstanding at year end               $    102,601  $    124,969  $    149,117

Approximate average interest rate at
 year end                                     0.79%         1.03%         1.91%

Highest amount outstanding as of any
 month end during the year            $    108,270  $    139,857  $    160,628

Approximate average outstanding
 during the year                      $     97,808  $    116,214  $    140,277

Approximate average interest rate
 during the year                              0.83%         1.49%         3.72%

        Securities sold under agreement to repurchase include fixed rate, term transactions initiated by the investment department of the Bank, as well as corporate sweep accounts.

ITEM 2. PROPERTIES

         The Company conducts its operations from the following locations:

Branches/Headquarters
Main/Headquarters         202 East Center St.              Warsaw           IN
Warsaw Drive-up           East Center St.                  Warsaw           IN
Akron                     102 East Rochester               Akron            IN
Argos                     100 North Michigan               Argos            IN
Auburn                    1220 East 7th St.                Auburn           IN
Bremen                    1600 Indiana State Road 331      Bremen           IN
Columbia City             601 Countryside Dr.              Columbia City    IN
Concord                   4202 Elkhart Rd.                 Goshen           IN
Cromwell                  111 North Jefferson St.          Cromwell         IN
Elkhart Beardsley         864 East Beardsley St.           Elkhart          IN
Elkhart East              22050 State Road 120             Elkhart          IN
Elkhart Hubbard Hill      58404 State Road 19              Elkhart          IN
Elkhart Northwest         1208 North Nappanee St.          Elkhart          IN
Fort Wayne North          302 East DuPont Rd.              Fort Wayne       IN
Fort Wayne Northeast      10411 Maysville Rd.              Fort Wayne       IN
Fort Wayne Southwest      10429 Illinois Rd.               Fort Wayne       IN
Fort Wayne Downtown       200 East Main St., Suite 600     Fort Wayne       IN
Goshen Downtown           102 North Main St.               Goshen           IN
Goshen South              2513 South Main St.              Goshen           IN
Granger                   12830 State Road 23              Granger          IN
Huntington                1501 North Jefferson St.         Huntington       IN
Kendallville East         631 Professional Way             Kendallville     IN
LaGrange                  901 South Detroit                LaGrange         IN
Ligonier Downtown         222 South Cavin St.              Ligonier         IN
Ligonier South            1470 U.S. Highway 33 South       Ligonier         IN
Medaryville               Main St.                         Medaryville      IN
Mentone                   202 East Main St.                Mentone          IN
Middlebury                712 Wayne Ave.                   Middlebury       IN
Milford                   Indiana State Road 15 North      Milford          IN
Mishawaka                 5015 North Main St.              Mishawaka        IN
Nappanee                  202 West Market St.              Nappanee         IN
North Webster             644 North Main St.               North Webster    IN
Pierceton                 202 South First St.              Pierceton        IN
Plymouth                  862 East Jefferson St.           Plymouth         IN
Rochester                 507 East 9th St.                 Rochester        IN
Shipshewana               895 North Van Buren St.          Shipshewana      IN
Silver Lake               102 Main St.                     Silver Lake      IN
South Bend Northwest      21113 Cleveland Rd.              South Bend       IN
Syracuse                  502 South Huntington             Syracuse         IN
Warsaw East               3601 Commerce Dr.                Warsaw           IN
Warsaw North              420 Chevy Way                    Warsaw           IN
Warsaw West               1221 West Lake St.               Warsaw           IN
Winona Lake               99 Chestnut St.                  Winona Lake      IN
Winona Lake East          1324 Wooster Rd.                 Winona Lake      IN


         The Company leases from third parties the real estate and buildings for its Milford and Winona Lake East branches, and for its Fort Wayne Downtown office. In addition, the Company leases the real estate for its freestanding ATMs. All the other branch facilities are owned by the Company. The Company also owns parking lots in downtown Warsaw for the use and convenience of Company employees and customers, as well as leasehold improvements, equipment, furniture and fixtures necessary to operate the banking facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 2003.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


                                              4th      3rd      2nd      1st
                                            Quarter  Quarter  Quarter  Quarter
                                            -------  -------  -------  -------
2003

Trading range (per share)*
  Low                                       $33.510  $29.510  $24.400  $23.000
  High                                      $37.469  $34.400  $31.220  $25.750

Dividends declared (per share)              $  0.19  $  0.19  $  0.19  $  0.19


2002

Trading range (per share)*
  Low                                       $22.220  $23.570  $20.100  $17.410
  High                                      $24.995  $29.760  $28.840  $20.450

Dividends declared (per share)              $  0.17  $  0.17  $  0.17  $  0.17

* The trading ranges are the high and low as obtained from the Nasdaq Stock market.

         The common stock of the Company began being quoted on The Nasdaq Stock Market under the symbol LKFN in August, 1997. On December 31, 2003, the Company had approximately 513 shareholders of record and estimates that is has approximately 2,000 shareholders in total.

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



ITEM 6. SELECTED FINANCIAL DATA

                                                                  2003          2002          2001          2000          1999
                                                              ------------  ------------  ------------  ------------  ------------
                                                                         (in thousands except share and per share data)

Interest income                                               $     60,336  $     64,335  $     76,615  $     80,050  $     69,395

Interest expense                                                    18,137        22,558        39,230        45,030        37,122
                                                              ------------  ------------  ------------  ------------  ------------

Net interest income . . . . . . . . . . . . . . . . . . . . .       42,199        41,777        37,385        35,020        32,273

Provision for loan losses                                            2,254         3,056         2,225         1,206         1,310
                                                              ------------  ------------  ------------ -------------  ------------

Net interest income after provision
  for loan losses                                                   39,945        38,721        35,160        33,814        30,963
Other noninterest income                                            14,909        12,894        11,449        10,469         9,841
Net gain on sale of branches                                             0             0           753             0             0
Net gains on sale of real estate
  mortgages held for sale                                            3,018         1,914         1,232           504         1,302
Net securities gains (losses)                                          500            55           120             0         1,340
Noninterest expense                                                (37,679)      (34,698)      (33,857)      (31,349)      (31,042)
                                                              ------------  ------------  ------------  ------------  ------------

Income before income tax expense . . . . . . . . . . . . . . .      20,693        18,886        14,857        13,438        12,404

Income tax expense                                                   6,828         6,520         4,744         4,116         4,085
                                                              ------------  ------------  ------------  ------------  ------------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . .$     13,865  $     12,366  $     10,113  $      9,322  $      8,319
                                                              ============  ============  ============  ============  ============

Basic weighted average common shares
  outstanding                                                    5,819,916     5,813,984     5,813,984     5,813,984     5,813,984
                                                              ============  ============  ============  ============  ============

Basic earnings per common share                               $       2.38  $       2.13  $       1.74  $       1.60  $       1.43
                                                              ============  ============  ============  ============  ============

Diluted weighted average common shares
  outstanding                                                    6,001,449     5,958,386     5,841,196     5,813,999     5,813,992
                                                              ============  ============  ============  ============  ============

Diluted earnings per common share                             $       2.31  $       2.08  $       1.73  $       1.60  $       1.43
                                                              ============  ============  ============  ============  ============

Cash dividends declared                                       $       0.76  $       0.68  $       0.60  $       0.52  $       0.44
                                                              ============  ============  ============  ============  ============



ITEM 6. SELECTED FINANCIAL DATA (continued)

                                                                  2003          2002          2001          2000          1999
                                                              ------------  ------------  ------------  ------------  ------------
                                                                                         (in thousands)
Balances at December 31:
--------------------------------------

Total assets                                                  $  1,271,414  $  1,249,060  $  1,139,013  $  1,150,485  $  1,041,198

Total loans                                                   $    870,882  $    822,676  $    738,223  $    718,876  $    653,898

Total deposits                                                $    926,391  $    913,325  $    793,380  $    845,329  $    748,243

Total short-term borrowings                                   $    184,761  $    184,968  $    232,117  $    200,078  $    195,374

Long-term borrowings                                          $     30,047  $     31,348  $     11,389  $     11,433  $     16,473

Subordinated debentures                                       $     30,928  $     20,619  $     20,619  $     20,619  $     20,619

Total stockholders' equity                                    $     90,022  $     83,880  $     73,534  $     64,973  $     54,194

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in twelve counties in northern Indiana. The Company earned $13.9 million for the year ended 2003 versus $12.4 million for the year ended 2002, an increase of 12.1%. The increase was driven by a $3.6 million increase in non-interest income, an $802,000 decrease in the provision for loan losses and a $422,000 increase in net interest income. Offsetting these positive impacts was a $3.0 million increase in non-interest expense, driven by $804,000 expense related to debt extinguishment costs and an other real estate owned impairment of $300,000. The Company earned $12.4 million for the year ended 2002 versus $10.1 million for the year ended 2001, an increase of 22.3%. The increase was driven by a $4.4 million increase in net interest income and a $1.3 million increase in non-interest income. Offsetting these positive impacts were increases of $831,000 in the provision for loan losses and $841,000 in non-interest expense.

         Basic earnings per share for the year ended 2003 was $2.38 per share versus $2.13 per share for the year ended 2002 and $1.74 for the year ended 2001. Diluted earnings per share reflect the potential dilutive impact of stock options granted under an employee stock option plan. Diluted earnings per share for the year ended 2003 was $2.31 per share versus $2.08 per share for the year ended 2002 and $1.73 for the year ended 2001.

RESULTS OF OPERATIONS

2003 versus 2002

         The Company reported record net income of $13.9 million in 2003, an increase of $1.5 million, or 12.1%, versus net income of $12.4 million in 2002. Net interest income increased $422,000, or 1.0%, to $42.2 million versus $41.8 million in 2002. Net interest income increased due to a decrease in interest expense on time deposits and short-term borrowings, as well as growth in commercial loans, which offset some of the effect of the declining interest rates during the year. Despite growth in earning assets, interest income decreased $4.0 million, or 6.2%, from $64.3 million in 2002 to $60.3 million in 2003. The decrease was driven primarily by a 73 basis point reduction in the tax equivalent yield on average earning assets over the year. Interest expense decreased $4.4 million, or 19.6%, from $22.6 million in 2002 to $18.1 million in 2003. The decrease was primarily the result of a 55 basis point decrease in the Company's daily cost of funds over the year. The Company had a net interest margin of 3.82% in 2003 versus 4.02% in 2002. Average earning assets increased by $74.7 million and totaled $1.1 billion in 2003 and 2002. The primary driver was a $76.7 million increase in the average daily loan balance. Deposits increased to fund the loan growth during 2003, driven primarily by increases of $69.6 million in the average daily interest bearing checking account balances and increases of $23.5 million in the average daily demand deposit balances. The Company believes that the growth in the loan portfolio will continue in conjunction with the strategic focus on commercial lending and the general expansion and penetration of the geographical markets the Company serves. During the fourth quarter of 2003, the Company completed the issuance of floating rate trust preferred securities and the redemption of its existing fixed rate trust preferred securities. The interest rate on subordinated debentures, which are tied to the trust preferred securities, changed from a 9% fixed rate to a variable rate of 305 basis points over the 3 month LIBOR rate in the fourth quarter of 2003. Interest expense on subordinated debentures is expected to decrease in 2004 compared to 2003 given the low interest rate environment and that the Company paid a higher fixed rate for a portion of 2003.

         Nonaccrual loans were $553,000, or 0.06% of total loans, at year end versus $4.2 million, or 0.51% of total loans, at the end of 2002. There were two relationships totaling $3.0 million classified as impaired as of December 31, 2003 versus nine relationships totaling $7.3 million at the end of 2002. One commercial credit represented $2.9 million and $3.2 million of this amount in 2003 and 2002. The renewal of this loan has been complicated as more than one bank is involved, and it remains past maturity. The loan first became delinquent in 2002 and the maturity has not been extended. While this loan is current as to principal and interest, there can be no assurance that it will remain current given the circumstances involved. The decrease was the result of payments on six commercial loans, including one loan of $1.7 million. Net charge-offs were $1.6 million in 2003 versus $1.5 million in 2002, representing 0.18% and 0.19% of average daily loans in 2003 and 2002. Total nonperforming loans were $3.7 million, or 0.43% of total loans, at year end 2003 versus $7.6 million, or 0.92% of total loans, at the end of 2002. The provision for loan loss expense was $2.3 million in 2003, resulting in an allowance for loan losses at December 31, 2003 of $10.2 million, which represented 1.18% of the loan portfolio, versus a provision for loan loss expense of $3.1 million in 2002 and an allowance for loan losses of $9.5 million in 2002, or 1.16% of the loan portfolio. The lower provision in 2003 versus 2002 was attributable to a number of factors, but was primarily a result of the decrease in nonperforming loans during 2003. The continued challenging economic conditions during 2003 and the resulting impact on asset quality as evidenced by the percentage of internally classified loans in 2003 was also a factor in the determination of the provision for loan losses. The Company's management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

         Noninterest income was $18.4 million in 2003 versus $14.9 million in 2002, an increase of $3.6 million, or 24.0%. The increase was driven by a $1.1 million, or 57.7%, increase in gains on sale of mortgages, from $1.9 million in 2002 to $3.0 million in 2003. This increase was a result of the increased level of mortgage activity during 2003. Additionally, noninterest income increased due to a $558,000 reduction in the charge for non-cash impairment of the Company's mortgage servicing rights, a $624,000 increase in the earnings on life insurance, a $445,000 increase in gains on securities sold and a $411,000 increase in operating lease income. The Company does not expect the level of mortgage activity seen during 2003 to continue and therefore does not expect mortgage sale gains to remain at the level seen during 2003. The increase in earnings on life insurance occurred primarily due to the life insurance not being put into place until the fourth quarter of 2002.

         Noninterest expense increased $3.0 million, or 8.6% from $34.7 million in 2002 to $37.7 million in 2003. Salaries and wages increased $1.3 million, or 7.2%, to $19.8 million in 2003 versus $18.5 million in 2002. This increase was attributable to normal salary increases, increases related to the employee 401(k) plan, higher health care costs and staff additions. Net occupancy expense increased from $2.2 million in 2002 to $2.4 million in 2003 as a result of increased spending to refurbish several offices and higher real estate tax expense. Included in other expense was a $300,000 write-down on an ORE property, which was subsequently sold by year end. During the fourth quarter of 2003, the Company completed the issuance of floating rate trust preferred securities and the redemption of its existing fixed rate trust preferred securities. The redemption resulted in a loss on extinguishment of $804,000.

         As a result of these factors, income before income tax expense increased $1.8 million, or 9.6%, from $18.9 million in 2002 to $20.7 million in 2003. Income tax expense was $6.8 million in 2003 versus $6.5 million in 2002. Income tax as a percentage of income before tax was 33.0% in 2003 versus 34.5% in 2002. The lower tax rate resulted from increased investment in tax advantaged securities and investments and an increase in the level of income derived from the investment subsidiary. Net income increased $1.5 million, or 12.1%, to $13.9 million in 2003 versus $12.4 million in 2002. Basic earnings per share in 2003 was $2.38, an increase of 11.7%, versus $2.13 in 2002. The

Company's net income performance represented a 16.5% return on January 1, 2003, stockholders' equity versus 16.8% in 2002. The net income performance resulted in a 1.12% return on average daily assets in 2003 versus 1.08% in 2002.

2002 versus 2001

         The Company reported record net income of $12.4 million in 2002, an increase of $2.3 million, or 22.3%, versus net income of $10.1 million in 2001. Net interest income increased $4.4 million, or 11.7%, to $41.8 million versus $37.4 million in 2001. Net interest income increased primarily due to the implementation of a liability pricing strategy during 2001 that resulted in an improved net interest margin and growth in the loan portfolio. Interest income decreased $12.3 million, or 16.0%, from $76.6 million in 2001 to $64.3 million in 2002. The decrease was driven primarily by a 134 basis point reduction in the tax equivalent yield on average earning assets over the year. Interest expense decreased $16.7 million, or 42.5%, from $39.2 million in 2001 to $22.6 million in 2002. The decrease was primarily the result of a 163 basis point decrease in the Company's daily cost of funds over the year. The Company had a net interest margin of 4.02% in 2002 versus 3.71% in 2001. Average earning assets increased by $27.1 million to $1.1 billion in 2002 versus $1.0 billion in 2001. The primary driver was a $40.1 million increase in the average daily loan balance. Deposits increased to fund the loan growth during 2002, driven primarily by increases of $13.6 million in the average daily time deposit balances and increases of $13.2 million in the average daily demand deposit balances. The increase in average daily total deposits occurred despite the impact of the Company's September, 2001 branch divestiture, which included $70.3 million in deposits.

         Nonaccrual loans were $4.2 million, or 0.51% of total loans, at year end versus $2.2 million, or 0.30% of total loans, at the end of 2001. There were nine relationships totaling $7.3 million classified as impaired as of December 31, 2002 versus six relationships totaling $10.0 million at the end of 2001. One commercial credit represented $3.2 million of this amount in 2002. The renewal of this loan was complicated as more than one bank was involved, and it was past maturity, however at year end 2002 the loan was current as to principal and interest. The removal of one credit that had a balance of $7.5 million at December 31, 2001 was offset by the addition of the aforementioned loan. The impaired loan that was removed from impaired status had been current on principal and interest for most of 2002 and was restructured as a personal loan to the principal of the corporate entity with the support of both the existing collateral and new collateral in the form of life insurance and additional pledged securities. In addition, full payment under the loan terms was expected. Net charge-offs were $1.5 million in 2002 versus $1.4 million in 2001, representing 0.19% and 0.19% of average daily loans in 2002 and 2001. The provision for loan loss expense was $3.1 million in 2002, resulting in an allowance for loan losses at December 31, 2002 of $9.5 million, which represented 1.16% of the loan portfolio, versus $7.9 million in 2001, or 1.08% of the loan portfolio. The higher provision in 2002 versus 2001 was attributable to a number of factors, but was primarily a result of the more challenging economic conditions during 2002 and the resulting impact on asset quality as evidenced by an increase in the percentage of internally classified loans in 2002. The growth of the commercial loan portfolio was also a factor in the determination of the provision for loan losses.

         Noninterest income was $14.9 million in 2002 versus $13.6 million in 2001, an increase of $1.3 million, or 9.7%. The increase was driven by a $1.4 million, or 26.1%, increase in service charges on deposit accounts which was largely due to fees related to new deposit services which were implemented in the first quarter of 2002, as well as fees associated with business checking accounts. The increase in noninterest income was also reflective of the low interest rate environment which encouraged new mortgage and mortgage refinancing activity. The increased mortgage activity resulted in a rise in the gains on sale of mortgages, which were $1.9 million versus $1.2 million in 2001, an increase of 55.4%. Trust and brokerage fees decreased $197,000, or 7.4%, to $2.5 million versus $2.6 million in 2001 as a result of a reduction in brokerage income from $1.1 million in 2001 to $695,000 in 2002. During 2001, the Company sold five non-strategic branches resulting in a gain of $753,000.

         Noninterest expense increased 2.5% from $33.9 million in 2001 to $34.7 million in 2002. Salaries and wages increased $1.2 million, or 6.8%, to $18.5 million in 2002 versus $17.3 million in 2001. This increase was attributable to normal salary increases, increases related to the employee 401(k) plan and an expanded incentive compensation plan. Net occupancy expense and equipment costs decreased from $4.9 million in 2001 to $4.7 million in 2002 as a result of the sale of five non-strategic branches during the second half of 2001 and reductions in some operating expenses.

         As a result of these factors, income before income tax expense increased $4.0 million, or 27.1%, from $14.9 million in 2001 to $18.9 million in 2002. Income tax expense was $6.5 million in 2002 versus $4.7 million in 2001. Income tax as a percentage of income before tax was 34.5% in 2002 versus 31.9% in 2001. The increase in income tax as a percentage of income before tax was primarily due to greater profitability, as well as the adoption of FASB 147 during 2002, which resulted in the Company reversing previously amortized goodwill and related taxes for the year of $378,000. Both of these resulted in a higher percentage of income being subject to state franchise tax combined with the Company being taxed at the 35% federal tax rate in 2002 versus the 34% rate in 2001. Net income increased $2.3 million, or 22.3%, to $12.4 million in 2002 versus $10.1 million in 2001. Basic earnings per share in 2002 was $2.13, an increase of 22.4%, versus $1.74 in 2001. The Company's net income performance represented a 16.8% return on January 1, 2002, stockholders' equity versus 15.6% in 2001. The net income performance resulted in a 1.08% return on average daily assets in 2002 versus 0.90% in 2001.

FINANCIAL CONDITION

         As of December 31, 2003, the Company had 43 offices serving twelve counties in northern Indiana. The Company added two new offices during 2003. Since 1996, the Company has added seventeen new offices through acquisition and internal growth. The Company opened a thirteenth office in Kosciusko County and a fourth office in Allen County as part of its acquisition of Indiana Capital Management's Fort Wayne Office in 2003 and also continues to evaluate additional expansion opportunities. The Company will consider future acquisition and expansion opportunities with an emphasis on markets that it believes would be receptive to its business philosophy of local, independent banking. The Company sold five southern market branches during the third quarter of 2001 in order to help position the Company to focus on growth opportunities in its core northern markets, which are anchored by the cities of Warsaw, Fort Wayne, Elkhart and South Bend, Indiana.

         Total assets of the Company were $1.271 billion as of December 31, 2003, an increase of $22.4 million, or 1.8%, when compared to $1.249 billion as of December 31, 2002.

         Total cash and cash equivalents decreased by $29.7 million, or 34.1%, to $57.4 million at December 31, 2003 from $87.1 million at December 31, 2002. The decrease was primarily attributable to the funding of real estate mortgage loans due to an increase in demand resulting from falling interest rates during the first half of 2003.

         Total securities available for sale increased by $7.3 million, or 2.6%, to $281.4 million at December 31, 2003 from $274.1 million at December 31, 2002. The increase was a result of a number of activities in the securities portfolio. Paydowns of $113.1 million were received, and the amortization of premiums, net of the accretion of discounts, was $1.5 million. Maturities, calls and sales of securities totaled $33.6 million. The fair value of the securities decreased $7.5 million as a result of generally lower interest rates. These portfolio decreases were offset by securities purchases totaling $162.5 million. The investment portfolio is managed to limit the Company's exposure to risk and contains mostly collateralized mortgage obligations and other securities which are either directly or indirectly backed by the federal government or a local municipal government. The investment portfolio did not contain any corporate debt instruments or trust preferred instruments as of December 31, 2003.

         Real estate mortgages held for sale decreased by $7.0 million, or 67.0%, to $3.4 million at December 31, 2003 from $10.4 million at December 31, 2002. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During 2003, $143.2 million in real estate mortgages were originated for sale and $150.2 million in mortgages were sold, compared to $93.8 and $91.8 in 2002.

         Total loans, excluding real estate mortgages held for sale, increased by $48.2 million or 5.9%, to $870.9 million at December 31, 2003 from $822.7 million at December 31, 2002. The mix of loan types within the Company's portfolio extended a trend toward a higher percentage of the total loan portfolio being in commercial loans. The portfolio breakdown at year end 2003 reflected 78% commercial, 5% real estate and 17% consumer loans compared to 76% commercial, 6% real estate and 18% consumer loans at December 31, 2002.

         At December 31, 2003, the allowance for loan losses was $10.2 million, or 1.18% of total loans outstanding, versus $9.5 million, or 1.16%, of total loans outstanding at December 31, 2002. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the following considerations.

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

         Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined based on the application of historical loss percentages to graded loans by categories. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans - substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At December 31, 2003, on the basis of management's review of the loan portfolio, the Company had loans totaling $70.4 million on the classified loan list versus $75.0 million on December 31, 2002. As of December 31, 2003, the Company had $41.9 million of assets classified special mention, $27.7 million classified as substandard, $869,000 classified as doubtful and $0 classified as loss as compared to $47.6 million, $27.0 million, $211,000 and $200,000 at December 31, 2002.

         Allowance estimates are developed by management in consultation with regulatory authorities, taking into account both actual loss experience and peer group loss experience and are adjusted for current economic conditions. Allowance estimates are considered a prudent measurement of the risk in the Company's loan portfolio and are applied to individual loans based on loan type. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.

         The Company has experienced growth in total loans over the last three years of $152.0 million, or 21.1%. The concentration of this loan growth was in the commercial loan portfolio. Commercial loans comprised 78%, 76% and 73% of the total loan portfolio at December 31, 2003, 2002 and 2001. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and geography. Management believes that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to loan growth described above and current economic conditions.

         As a result of the methodology in determining the adequacy of the allowance for loan losses, the provision for loan losses was $2.3 million in 2003 versus $3.1 million in 2002. At December 31, 2003 total nonperforming loans decreased by $3.9 million to $3.7 million from $7.6 million at December 31, 2002. Loans delinquent 90 days or more that were included in the accompanying financial statements as accruing totaled $3.2 million versus $3.4 million at December 31, 2002. Total impaired loans decreased by $4.3 million to $3.0 million at December 31, 2003 from $7.3 million at December 31, 2002. The decreases in nonperforming loans and impaired loans resulted from payments on six commercial loans including one loan of $1.7 million. The loans delinquent 90 days or more total includes one commercial credit for $2.9 million and $3.2 million in 2003 and 2002. The renewal of this loan has been complicated as more than one bank is involved, and it remains past maturity. The loan first became delinquent in 2002 and the maturity has not been extended. While this loan is current as to principal and interest, there can be no assurance that it will remain current given the circumstances involved. The impaired loan total includes $127,000 in nonaccrual loans. The Company allocated $456,000 and $1.3 million of the allowance for loan losses to the impaired loans in 2003 and 2002. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

         The Company believes that the improvement in total nonperforming loans is a reflection of the continued focus on enforcement of a strong credit environment, an aggressive position on loan work-out situations and a general improvement in the regional economic conditions. The allowance for loan loss to total loans percentage increased from 1.16% in 2002 to 1.18% in 2003. Despite these factors, the Company does not believe that it has experienced a dramatic change in overall asset quality. Nonetheless, the Company believes that its overall expansion strategy has employed a credit risk management approach that promotes diversification and therefore creates a balanced portfolio with appropriate risk parameters.

         Total deposits increased by $13.1 million, or 1.4%, to $926.4 million at December 31, 2003 from $913.3 million at December 31, 2002. The increase resulted from increases of $80.5 million in NOW accounts, $49.6 million in Investors' Money Market accounts, $17.9 million in money market accounts and $8.1 million in savings accounts. Offsetting these increases were declines of $136.0 million in certificates of deposit and $7.1 million in demand deposit accounts. The Company believes that this shift from certificates of deposits to shorter term, liquid deposits is a reflection of the low interest rate environment.

         Total short-term borrowings decreased by $207,000, or 0.1%, to $184.8 million at December 31, 2003 from $185.0 million at December 31, 2002. The decrease resulted from decreases of $22.4 million in securities sold under agreements to repurchase, $6.0 million in federal fund purchases and $840,000 in U.S. Treasury demand notes combined with a $29.0 million increase in Federal Home Loan Bank advances.

           The Company believes that a strong, appropriately managed capital position is critical to long-term earnings and expansion. Bank regulatory agencies exclude the market value adjustment created by SFAS No. 115 (AFS adjustment) from capital adequacy calculations. Excluding this adjustment from the calculation, the Company had a total risk-based capital ratio of 12.8% and Tier I risk-based capital ratio of 11.8% as of December 31, 2003. These ratios met or exceeded the Federal Reserve's "well-capitalized" minimums of 10.0% and 6.0%, respectively.

         The ability to maintain and grow these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders' equity increased by 7.3% to $90.0 million as of December 31, 2003, from $83.9 million as of December 31, 2002. The increase in 2003 resulted from net income of $13.9 million less the following factors:

o        cash dividends of $4.4 million,
o an unfavorable change in the AFS adjustment for the market valuation on securities held for sale of $4.9 million, net of tax,
o a negative minimum pension liability adjustment of $331,000, net of tax,
o        $169,000 for the acquisition of treasury stock,
o $819,000 related to stock option exercises and stock compensation expense and
o $152,000 of treasury stock sold and distributed under the deferred directors' plan.

         In addition, effective January 1, 2003, the Company's directors' deferred plan compensation plan was amended to no longer permit diversification outside of Company stock and to require that settlement of deferred balances be made in shares of Company stock. In accordance with EITF 97-14: "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested," on the date of the plan change, the $949,000 current value of the liability for the Company shares was transferred to additional paid-in-capital from other liabilities. Subsequent payments under the deferred directors' plan of $204,000 were made to paid-in-capital under the new plan. Total stockholders' equity increased by 14.1% to $83.9 million as of December 31, 2002, from $73.5 million as of December 31, 2001.

The increase in 2002 resulted from net income of $12.4 million less the following factors:

o        cash dividends of $3.9 million,
o        a favorable change in the AFS adjustment of $2.5 million, net of tax,
o a negative minimum pension liability adjustment of $343,000, net of tax, and
o        $197,000 for the purchase of treasury stock.

         The 2003 AFS adjustment reflected a 56 basis point increase in the two to five year U.S. Treasury rates during 2003. Due to the fact that the securities portfolio is primarily fixed rate, a negative equity adjustment would likely occur if interest rates increased. Management has factored this into the determination of the size of the AFS portfolio to assure that stockholders' equity is adequate under various scenarios.

         Other than those indicated in this management's discussion, management is not aware of any known trends, events or uncertainties that would have a material effect on the Company's liquidity, capital and results of operations. In addition, management is not aware of any regulatory recommendations that, if implemented, would have such an effect.

Critical Accounting Policies

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

         The allowance for loan losses may be difficult to estimate due to changes in economic conditions, the financial condition of borrowers and the fact that there is not always a specific event that triggers a loss. The Company believes that the allowance for loan losses has closely reflected actual loss experience and expects this to continue as adjustments are made for changes occurring in the facts and circumstances affecting the analysis. Additional information detailing the analysis process and methodology is included previously under "Financial Condition".

         Determining fair value for securities and other financial instruments may be difficult to estimate due to changing market conditions, difficulty in predicting these market changes and changes in interest rates. The Company believes the pricing obtained and rates applied in determining the fair value of securities and other financial instruments has been an accurate estimate of the instruments fair value at a point in time. The Company monitors the prices obtained and reviews the rates applied in determining fair value on a regular basis, making adjustments when situations warrant and expects the accuracy of these estimates at a point in time to continue.

         The valuation of mortgage servicing rights may be difficult due to the number of assumptions that could be used to value the servicing retained and the servicing rights themselves are not tangible. The Company does not have a large mortgage origination business and feels that the business closely reflects industry standards for the amount of mortgage origination activity it conducts. Industry software is used to value the servicing rights, and there are no assumptions applied that could be considered outside industry standards.

Liquidity

         Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. Given current prepayment assumptions, the cash flow from the securities portfolio is expected to provide approximately $49.8 million of funding in 2004.

         In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2003, the Company had $110.0 million in Federal Fund lines with correspondent banks and may borrow up to $100.0 million at the Federal Home Loan Bank of Indianapolis. The Company has its securities in the available for sale (AFS) portfolio. Therefore the Company may sell securities to meet funding demands. Management believes that the securities in the AFS portfolio are of high quality and would therefore be marketable. Approximately 81.0% of this portfolio is comprised of Federal agency securities or mortgage-backed securities directly or indirectly backed by the Federal government. In addition, the Company has historically sold mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.

         During 2003, cash and cash equivalents decreased $29.7 million from $87.1 million as of December 31, 2002 to $57.4 million as of December 31, 2003. The primary driver of this decrease was an increase in net loans of $51.7 million, which is net of approximately $143.2 million of loans originated and sold during 2003. A falling rate environment during the first half of the year contributed to an increase in demand for residential real estate mortgage loans. Other uses of funds were purchases of securities of $162.5 million and payments on long-term borrowings of $31.9 million. Sources of funds were proceeds from loan sales of $152.1 million and proceeds from maturities, calls and principal paydowns of securities of $132.4 million. Other sources of funds were proceeds from long-term borrowings of $40.9 million, proceeds from the sale of securities of $14.3 million and a net increase in deposits of $13.1 million.

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


                                                                                     Payments Due by Period
                                                              --------------------------------------------------------------------
                                                                              One year                                   After 5
                                                                 Total        or less      1-3 years     4-5 years        years
                                                              ------------  ------------  ------------  ------------  ------------
                                                                                         (in thousands)

Long-term debt                                                $     30,047  $     20,000  $     10,000  $          0  $         47
Operating leases                                                       451           112           203           134             2
Subordinated debentures                                             30,928             0             0             0        30,928
                                                              ------------  ------------  ------------  ------------  ------------
  Total contractual long-term cash
    obligations                                               $     61,426  $     20,112  $     10,203  $        134  $     30,977
                                                              ============  ============  ============  ============  ============

                                                                                        Amount of Commitment Expiration Per Period
                                                                                        ------------------------------------------
                                                                                             Total
                                                                                             Amount       One year      Over one
                                                                                           Committed      or less         year
                                                                                          ------------  ------------  ------------
                                                                                                       (in thousands)
Unused loan commitments                                                                   $    319,073  $    216,411  $    102,662
Commercial letters of credit                                                                       251           251             0
Standby letters of credit                                                                       11,173        10,149         1,024
                                                                                          ------------  ------------  ------------
  Total commitments and letters of credit                                                 $    330,497  $    226,811  $    103,686
                                                                                          ============  ============  ============

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management (ALCO) and Securities

         Interest rate risk represents the Company's primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk, does not own any material derivative financial instruments and does not maintain a trading portfolio. The Board of Directors annually reviews and approves the ALCO policy used to manage interest rate risk. This policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. Given the Company's mix of interest bearing liabilities and interest bearing assets on December 31, 2003, the net interest margin could be expected to decline in a falling interest rate environment and conversely, to increase in a rising rate environment. The low rate environment at the end of 2002, resulting from interest rate reductions by the Federal Open Market Committee (the "FOMC") during 2001 and in November, 2002, continued to have an adverse impact on the Company's net interest margin. In June, 2003, the FOMC reduced the target for the Federal Funds rate 25 basis points from 1.25% to 1.00%. This action resulted in the Bank lowering its Base Rate from 4.25% to 4.00%. Due to the asset sensitive nature of the Company's balance sheet, this reduction in the prime rate had an additional adverse impact on the net interest margin during 2003. The Company utilizes a computer program to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves, as well as other factors. The ALCO committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. Although management does not consider GAP ratios in this planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company's cumulative repricing GAP ratio as of December 31, 2003, for the next 12 months using a rates unchanged scenario was a negative 9.10% of earning assets.

         The following tables provide information regarding the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the tables present principal cash flows and related weighted-average interest rates by contractual maturities, as well as the Company's historical experience of the impact of interest-rate fluctuations on the prepayment of residential and home equity loans and mortgage-backed securities. Loans are presented gross of the allowance for loan losses. For core deposits such as demand deposits, interest-bearing checking, savings and money market deposits that have no contractual maturity, the tables present principal cash flows and, as applicable, related weighted-average interest rates. These factors are based upon the Company's historical experience, management's judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors. Weighted-average variable rates are based upon rates existing at the reporting date.



                                                                                   2003
                                                                   Principal/Notional Amount Maturing in:
                                         -----------------------------------------------------------------------------------------
                                                                               (in thousands)
                                         -----------------------------------------------------------------------------------------
                                                                                                                           Fair
                                                                                                                           Value
                                           Year 1     Year 2     Year 3     Year 4     Year 5   Thereafter    Total     12/31/2003
                                         ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------
Rate sensitive assets:
  Fixed interest rate loans              $ 119,633  $  65,696  $  53,759  $  33,556  $  38,421  $   15,955  $  327,020  $  332,837
  Average interest rate                       6.49%      6.56%      6.41%      6.36%      5.92%       6.39%       6.41%
  Variable interest rate loans           $ 506,402  $   1,274  $   1,298  $   1,319  $   1,314  $   32,255  $  543,862  $  541,890
  Average interest rate                       4.30%      4.59%      4.59%      4.61%      4.54%       5.06%       4.36%
  Fixed interest rate securities         $  19,199  $  19,494  $  19,689  $  22,637  $  27,797  $  171,936  $  280,752  $  280,661
  Average interest rate                       4.58%      4.46%      4.51%      4.33%      4.18%       4.45%       4.43%
  Variable interest rate securities      $     200  $     145  $     108  $      83  $      60  $       95  $      691  $      706
  Average interest rate                       5.62%      6.58%      5.57%      4.69%      4.25%       3.42%       5.28%
  Other interest-bearing assets          $   5,144  $       -  $       -  $       -  $       -  $        -  $    5,144  $    5,144
  Average interest rate                       0.98%         -          -          -          -           -        0.98%
Rate sensitive liabilities:
  Non-interest bearing checking          $   9,658  $   8,618  $   1,560  $   1,486  $   2,173  $  162,239  $  185,734  $  185,734
  Average interest rate
  Savings & interest bearing checking    $  28,727  $  25,936  $  23,034  $  20,923  $  16,776  $  324,758  $  440,154  $  440,154
  Average interest rate                       0.91%      0.91%      0.91%      0.91%      0.91%       0.74%       0.79%
  Time deposits                          $ 175,302  $  71,067  $  15,286  $  28,526  $   9,372  $      950  $  300,503  $  305,003
  Average interest rate                       2.07%      2.87%      2.97%      4.87%      3.65%       2.89%       2.63%
  Fixed interest rate borrowings         $ 159,761  $  10,000  $       -  $       -  $       -  $       47  $  169,808  $  170,089
  Average interest rate                       1.20%      2.36%         -          -          -        6.15%       1.27%
  Variable interest rate borrowings      $  45,000  $       -  $       -  $       -  $       -  $   30,928  $   75,928  $   75,974
  Average interest rate                       1.31%         -          -          -          -        1.14%       1.24%



                                                                                   2002
                                                                   Principal/Notional Amount Maturing in:
                                         -----------------------------------------------------------------------------------------
                                                                               (in thousands)
                                         -----------------------------------------------------------------------------------------
                                                                                                                           Fair
                                                                                                                           Value
                                           Year 1     Year 2     Year 3     Year 4     Year 5   Thereafter    Total     12/31/2002
                                         ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------
Rate sensitive assets:
  Fixed interest rate loans              $ 108,157  $  90,362  $  54,746  $  31,689  $  21,441  $    7,199  $  313,594  $  319,099
  Average interest rate                       7.11%      7.46%      7.29%      7.28%      6.72%       7.54%       7.24%
  Variable interest rate loans           $ 472,951  $   1,229  $   1,187  $   1,147  $   1,139  $   31,429  $  509,082  $  507,516
  Average interest rate                       4.53%      7.74%      7.33%      6.97%      6.64%       4.85%       4.58%
  Fixed interest rate securities         $  93,507  $  90,190  $  28,908  $  10,261  $   5,944  $   36,801  $  265,611  $  273,017
  Average interest rate                       6.21%      6.06%      5.75%      6.16%      5.50%       5.00%       5.18%
  Variable interest rate securities      $     110  $     110  $     110  $     110  $     110  $      506  $    1,056  $    1,088
  Average interest rate                       4.59%      5.22%      5.22%      5.22%      5.22%       5.44%       5.30%
  Other interest-bearing assets          $  13,000  $       -  $       -  $       -  $       -  $        -  $   13,000  $   13,000
  Average interest rate                       1.25%         -          -          -          -           -        1.25%
Rate sensitive liabilities:
  Non-interest bearing checking          $  10,025  $   8,945  $   1,620  $   1,542  $   2,256  $  168,399  $  192,787  $  192,787
  Average interest rate
  Savings & interest bearing checking    $  17,448  $  15,754  $  13,991  $  12,708  $  10,190  $  213,992  $  284,083  $  284,083
  Average interest rate                       1.23%      1.23%      1.23%      1.23%      1.23%       0.98%       1.05%
  Time deposits                          $ 335,796  $  45,339  $  22,332  $   3,229  $  28,298  $    1,461  $  436,455  $  442,948
  Average interest rate                       2.32%      3.84%      4.06%      3.82%      4.92%       2.99%       2.75%
  Fixed interest rate borrowings         $ 170,268  $  20,000  $       -  $       -  $       -  $   20,619  $  210,887  $  212,990
  Average interest rate                       1.28%      3.96%         -          -          -        8.95%       2.24%
  Variable interest rate borrowings      $  26,000  $       -  $       -  $       -  $       -  $        -  $   26,000  $   26,000
  Average interest rate                       1.33%         -          -          -          -           -        1.33%

         These tables illustrate the Company's growth during 2003 and the effect of the rate cuts during fiscal years 2003 and 2002. The changes in the balances primarily reflect the growth of the Company's existing offices and acceptance of the one office opened during 2003. The increase in loans during 2003 was driven primarily by strong growth in the Company's commercial loan portfolio. The average interest rates show the effect of the low interest rate environment during the year.

         The Company's investment portfolio consists of agencies, mortgage-backed securities and municipal bonds. During 2003, purchases in the securities portfolio consisted primarily of agency securities and municipal bonds. As of December 31, 2003, the Company's investment in mortgage-backed securities represented approximately 75% of total securities and consisted of CMOs and mortgage pools issued by GNMA, FNMA and FHLMC. The federal government backs these securities, directly or indirectly. All mortgage securities purchased by the Company are within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company's investment policy. The Company uses Bloomberg analytics to evaluate and monitor all purchases. As of December 31, 2003, the securities in the AFS portfolio had approximately a three year average life with approximately 12% price depreciation in the event of a 300 basis points upward movement. The portfolio had approximately 6% price appreciation in the event of a 300 basis point downward movement in rates. As of December 31, 2003, all mortgage securities were performing in a manner consistent with management's original expectations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
----------------------------------------------------------------------------------------------------------------------------------
December 31                                                                                                 2003          2002
                                                                                                        ------------  ------------
ASSETS
Cash and due from banks                                                                                 $     52,297  $     74,149
Short-term investments                                                                                         5,144        13,000
                                                                                                        ------------  ------------
  Total cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      57,441        87,149

Securities available for sale (carried at fair value)                                                        281,367       274,105
Real estate mortgages held for sale                                                                            3,431        10,395

Total loans                                                                                                  870,882       822,676
Less allowance for loan losses                                                                                10,234         9,533
                                                                                                        ------------  ------------
  Net loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     860,648       813,143

Land, premises and equipment, net                                                                             26,157        24,768
Accrued income receivable                                                                                      5,010         4,999
Goodwill                                                                                                       4,970         4,970
Other intangible assets                                                                                        1,460         1,042
Other assets                                                                                                  30,930        28,489
                                                                                                        ------------  ------------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  1,271,414  $  1,249,060
                                                                                                        ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Noninterest bearing deposits                                                                            $    185,734  $    192,787
Interest bearing deposits                                                                                    740,657       720,538
                                                                                                        ------------  ------------
  Total deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     926,391       913,325

Short-term borrowings
  Federal funds purchased                                                                                     24,000        30,000
  Securities sold under agreements to repurchase                                                             102,601       124,968
  U.S. Treasury demand notes                                                                                   3,160         4,000
  Other short-term borrowings                                                                                 55,000        26,000
                                                                                                        ------------  ------------
    Total short-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     184,761       184,968

Accrued expenses payable                                                                                       7,804        12,503
Other liabilities                                                                                              1,461         2,417
Long-term borrowings                                                                                          30,047        31,348
Subordinated debentures                                                                                       30,928        20,619
                                                                                                        ------------  ------------
    Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,181,392     1,165,180

Commitments, off-balance sheet risks and contingencies

STOCKHOLDERS' EQUITY
Common stock:  90,000,000 shares authorized, no par value
  5,834,744 shares issued and 5,788,263 outstanding as of December 31, 2003;
  5,813,984 shares issued and 5,767,010 outstanding as of December 31, 2002                                    1,453         1,453
Additional paid-in capital                                                                                    10,509         8,537
Retained earnings                                                                                             80,260        70,819
Accumulated other comprehensive income (loss)                                                                 (1,282)        3,937
Treasury stock, at cost (2003 - 46,481 shares, 2002 - 46,974 shares)                                            (918)         (866)
                                                                                                        ------------  ------------
  Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      90,022        83,880
                                                                                                        ------------  ------------
    Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  1,271,414  $  1,249,060
                                                                                                        ============  ============

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME (in thousands except share and per share data)
----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                                        2003          2002          2001
                                                                                          ------------  ------------  ------------
NET INTEREST INCOME
Interest and fees on loans
  Taxable                                                                                 $     46,861  $     49,083  $     58,348
  Tax exempt                                                                                       280           181           138
Interest and dividends on securities
  Taxable                                                                                       10,946        13,205        15,874
  Tax exempt                                                                                     2,061         1,607         1,770
Interest on short-term investments                                                                 188           259           485
                                                                                          ------------  ------------  ------------
    Total interest income                                                                       60,336        64,335        76,615

Interest on deposits                                                                            14,079        17,091        29,850
Interest on borrowings
  Short-term                                                                                     1,110         2,552         6,904
  Long-term                                                                                      2,948         2,915         2,476
                                                                                          ------------  ------------  ------------
    Total interest expense                                                                      18,137        22,558        39,230
                                                                                          ------------  ------------  ------------

NET INTEREST INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      42,199        41,777        37,385

Provision for loan losses                                                                        2,254         3,056         2,225
                                                                                          ------------  ------------  ------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39,945        38,721        35,160

NONINTEREST INCOME
Trust and brokerage income                                                                       2,370         2,451         2,648
Service charges on deposit accounts                                                              6,860         6,717         5,326
Other income                                                                                     5,679         3,726         3,475
Net gain on sale of branches                                                                         0             0           753
Net gains on sale of real estate mortgages held for sale                                         3,018         1,914         1,232
Net securities gains                                                                               500            55           120
                                                                                          ------------  ------------  ------------
  Total noninterest income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,427        14,863        13,554

NONINTEREST EXPENSE
Salaries and employee benefits                                                                  19,829        18,501        17,324
Net occupancy expense                                                                            2,444         2,174         2,080
Equipment costs                                                                                  2,538         2,483         2,801
Loss on extinguishment of debt                                                                     804             0             0
Other expense                                                                                   12,064        11,540        11,652
                                                                                          ------------  ------------  ------------
  Total noninterest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      37,679        34,698        33,857
                                                                                          ------------  ------------  ------------

INCOME BEFORE INCOME TAX EXPENSE                                                                20,693        18,886        14,857

Income tax expense                                                                               6,828         6,520         4,744
                                                                                          ------------  ------------  ------------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     13,865  $     12,366  $     10,113
                                                                                          ============  ============  ============

BASIC WEIGHTED AVERAGE COMMON SHARES                                                         5,819,916     5,813,984     5,813,984
                                                                                          ============  ============  ============

BASIC EARNINGS PER COMMON SHARE                                                           $       2.38  $       2.13  $       1.74
                                                                                          ============  ============  ============

DILUTED WEIGHTED AVERAGE COMMON SHARES                                                       6,001,449     5,958,386     5,841,196
                                                                                          ============  ============  ============

DILUTED EARNINGS PER COMMON SHARE                                                         $       2.31  $       2.08  $       1.73
                                                                                          ============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands except share and per share data)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                                Additional                   Other                      Total
                                                     Common      Paid-in     Retained    Comprehensive   Treasury    Stockholders'
                                                     Stock       Capital     Earnings    Income (Loss)     Stock        Equity
                                                  -----------  -----------  -----------  -------------  -----------  -------------
Balance at January 1, 2001                        $     1,453  $     8,537  $    55,734  $        (207) $      (544) $      64,973

Comprehensive income:
  Net income                                                                     10,113                                     10,113
  Unrealized gain/(loss) on
    available for sale securities
    arising during the period                                                                    2,556                       2,556
  Reclassification adjustments
    for accumulated (gains)
    losses included in net income,
    net of taxes                                                                                   (73)                        (73)
      Net securities gain/(loss)                                                         -------------               -------------
        activity during the period
       (net of taxes of $1,411)                                                                  2,483                       2,483
  Minimum pension liability adjustment
     (net of taxes of $(290))                                                                     (441)                       (441)
                                                                                                                     -------------
      Comprehensive income                                                                                                  12,155
  Cash dividends declared, $.60
    per share                                                                    (3,469)                                    (3,469)
  Acquisition of treasury stock                                                                                (125)          (125)
                                                  -----------  -----------  -----------  -------------  -----------  -------------
Balance at December 31, 2001                            1,453        8,537       62,378          1,835         (669)        73,534

Comprehensive income:
  Net income                                                                     12,366                                     12,366
  Unrealized gain/(loss) on
    available for sale securities
    arising during the period                                                                    2,478                       2,478
  Reclassification adjustments
    for accumulated (gains)
    losses included in net income,
    net of taxes                                                                                   (33)                        (33)
      Net securities gain/(loss)                                                         -------------               -------------
        activity during the period
        (net of taxes of $1,442)                                                                 2,445                       2,445
  Minimum pension liability adjustment
     (net of taxes of $(245))                                                                     (343)                       (343)
                                                                                                                     -------------
      Comprehensive income                                                                                                  14,468
  Cash dividends declared, $.68
    per share                                                                    (3,925)                                    (3,925)
  Acquisition of treasury stock                                                                                (197)          (197)
                                                  -----------  -----------  -----------  -------------  -----------  -------------
Balance at December 31, 2002                            1,453        8,537       70,819          3,937         (866)        83,880

Comprehensive income:
  Net income                                                                     13,865                                     13,865
  Unrealized gain/(loss) on
    available for sale securities
    arising during the period                                                                   (4,591)                     (4,591)
  Reclassification adjustments
    for accumulated (gains)
    losses included in net income,
    net of taxes                                                                                  (297)                       (297)
      Net securities gain/(loss)                                                         -------------               -------------
        activity during the period
        (net of taxes of $(2,626))                                                              (4,888)                     (4,888)
  Minimum pension liability adjustment
     (net of taxes of $(226))                                                                     (331)                       (331)
                                                                                                                     -------------
      Comprehensive income                                                                                                   8,646
  Cash dividends declared, $.76
    per share                                                                    (4,424)                                    (4,424)
  Transfer of deferred directors'
    liability                                                          949                                                     949
  Treasury shares purchased under
    deferred directors' plan
    (6,022 shares)                                                     169                                     (169)             0
  Treasury stock sold and distributed
    under deferred directors'
    plan (6,515 shares)                                                 35                                      117            152
  Stock issued for stock option exercises
    (20,760 shares)                                                    484                                                     484
  Tax benefit of stock option exercises                                 81                                                      81
  Stock compensation expense                                           254                                                     254
                                                  -----------  -----------  -----------  -------------  -----------  -------------
Balance at December 31, 2003                      $     1,453  $    10,509  $    80,260  $      (1,282) $      (918) $      90,022
                                                  ===========  ===========  ===========  =============  ===========  =============

The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                                        2003          2002          2001
                                                                                          ------------  ------------  ------------
Cash flows from operating activities:
Net income                                                                                $     13,865  $     12,366  $     10,113
                                                                                          ------------  ------------  ------------
Adjustments to reconcile net income to net cash from operating activities:
  Depreciation                                                                                   2,210         2,291         2,338
  Provision for loan losses                                                                      2,254         3,056         2,225
  Amortization of intangible assets                                                                154           176           825
  Amortization of loan servicing rights                                                            671           452           307
  Net impairment of loan servicing rights                                                         (224)          334           388
  Loans originated for sale                                                                   (143,230)      (93,751)      (68,306)
  Net gain on sales of loans                                                                    (3,018)       (1,914)       (1,232)
  Proceeds from sale of loans                                                                  152,118        93,142        60,833
  Net (gain) loss on sale of premises and equipment                                               (101)           25           (14)
  Gain on sale of branches                                                                           0             0          (753)
  Net gain on sales of securities available for sale                                              (500)          (55)         (120)
  Net securities amortization                                                                    1,549         1,753         1,131
  Stock compensation expense                                                                       254             0             0
  Earnings on life insurance                                                                      (692)          (68)            0
  Net change:
    Income receivable                                                                              (11)          442         1,303
    Accrued expenses payable                                                                    (1,404)        1,666        (2,291)
    Other assets                                                                                 2,603         2,417           192
    Other liabilities                                                                             (958)         (680)         (127)
                                                                                          ------------  ------------  ------------
      Total adjustments                                                                         11,675         9,286        (3,301)
                                                                                          ------------  ------------  ------------
        Net cash from operating activites  . . . . . . . . . . . . . . . . . . . . . . . .      25,540        21,652         6,812

Cash flows from investing activites:
  Proceeds from sale of securities available for sale                                           14,338         5,771        18,450
  Proceeds from maturities, calls and principal paydowns of
    securities available for sale                                                              132,377        83,371        78,067
  Purchases of securities available for sale                                                  (162,540)      (89,419)      (71,665)
  Purchase of life insurance                                                                    (1,393)      (13,300)            0
  Net increase in total loans                                                                  (51,681)      (85,966)      (46,643)
  Proceeds from sales of land, premises and equipment                                              159            11             0
  Purchases of land, premises and equipment                                                     (3,627)       (2,843)       (1,476)
  Increase in investment in unconsolidated subsidiary                                             (309)            0             0
  Net payments in acquisition                                                                     (600)            0             0
  Net payments from branch divestitures                                                              0             0       (40,233)
                                                                                          ------------  ------------  ------------
        Net cash from investing activities . . . . . . . . . . . . . . . . . . . . . . . .     (73,276)     (102,375)      (63,500)

Cash flows from financing activities:
  Net increase in total deposits                                                                13,066       119,945        18,300
  Proceeds from short-term borrowings                                                       24,459,723    28,841,949    32,481,163
  Payments on short-term borrowings                                                        (24,459,930)  (28,889,098)  (32,449,124)
  Proceeds from long-term borrowings                                                            40,928        20,000             0
  Payments on long-term borrowings                                                             (31,920)          (41)          (44)
  Dividends paid                                                                                (4,306)       (3,809)       (3,352)
  Proceeds from the sale of common stock                                                           152             0             0
  Proceeds from stock option exercise                                                              484             0             0
  Purchase of treasury stock                                                                      (169)         (197)         (125)
                                                                                          ------------  ------------  ------------
        Net cash from financing activites  . . . . . . . . . . . . . . . . . . . . . . . .      18,028        88,749        46,818
                                                                                          ------------  ------------  ------------
Net change in cash and cash equivalents                                                        (29,708)        8,026        (9,870)
Cash and cash equivalents at beginning of the year                                              87,149        79,123        88,993
                                                                                          ------------  ------------  ------------
Cash and cash equivalents at end of the year . . . . . . . . . . . . . . . . . . . . . . .$     57,441  $     87,149  $     79,123
                                                                                          ============  ============  ============
Cash paid during the year for:
    Interest                                                                              $     18,935  $     22,610  $     40,963
    Income taxes                                                                                 6,955         7,249         5,345
Supplemental non-cash disclosures:
    Loans transferred to other real estate                                                       1,922            44         1,435
    Directors' deferred liability transferred from other liabilities to equity                     949             0             0

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Nature of Operations and Principles of Consolidation:

         The consolidated financial statements include Lakeland Financial Corporation and its wholly-owned subsidiary, Lake City Bank, together referred to as (the "Company"). Also included in the consolidated financial statements is LCB Investments Limited, a wholly-owned subsidiary of Lake City Bank, which is a Bermuda corporation that manages a portion of the Bank's investment portfolio. All intercompany transactions and balances are eliminated in consolidation. As further discussed in Note 11, a trust that had previously been consolidated with the Company is now reported separately.

         The Company provides financial services through its subsidiary, Lake City Bank (the "Bank"), a full-service commercial bank with 43 branch offices in twelve counties in northern Indiana. The Company provides commercial, retail, trust and investment services to its customers. Commercial products include commercial loans and technology-driven solutions to commercial customers' cash management needs such as CommerciaLink Internet business banking and on-line cash management services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans. The Company also has an Honors Private Banking program that is positioned to serve the more financially sophisticated customer with a menu including brokerage and trust services, executive mortgage programs and access to financial planning seminars and programs. The Company's Prospero Program is dedicated to serving the expanding financial needs of the Latino community. The Company provides trust clients with traditional personal and corporate trust services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance. Other financial instruments, which represent potential concentrations of credit risk, include deposit accounts in other financial institutions.

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

Real Estate Mortgages Held for Sale:

         Loans held for sale are reported at the lower of cost or market on an aggregate basis. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

         The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as special mention, substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

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

Investments in Limited Partnerships:

         Investments in limited partnerships represent the Company's investments in affordable housing projects for the primary purpose of available tax benefits. The Company is a limited partner in these investments and as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership's earnings or losses in its income statement and adjusts the carrying amount of the investments on the balance sheet. These investments are measured for impairment through the lower of cost or market approach. The investment recorded at December 31, 2003 and 2002 was $500,000 and $495,000.

Foreclosed Assets:

         Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. At December 31, 2003 and 2002, the balance of repossessed assets and real estate owned was $584,000 and $138,000 and are included with other assets on the balance sheet.

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

Bank Owned Life Insurance:

         At December 31, 2003 and 2002, the Company owned $15.5 million and $13.4 million of life insurance policies on certain officers to replace group term life insurance for these individuals. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized. Bank owned life insurance is included in other assets in the consolidated financial statements.

Goodwill and Other Intangible Assets:

         Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Upon adoption of new accounting guidance in 2002, the Company ceased amortizing goodwill. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The effect on net income of ceasing goodwill amortization in 2002 was $274,000, net of tax.

         Other intangible assets consist of core deposit intangibles arising from branch acquisitions and trust deposit relationships arising from a trust acquisition. Core deposit intangibles are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which is 12 years. Trust deposit relationships are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives, which is 10 years.

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

Benefit Plans:

         A noncontributory defined benefit pension plan covered substantially all employees until the plan was frozen. Funding of the plan equals or exceeds the minimum funding requirement determined by the actuary. The projected unit credit cost method is used to determine expense. Benefits are based on years of service and compensation levels. Effective April 1, 2000, the defined benefit pension plan was frozen. The Company maintains a directors' deferred compensation plan. A participant can elect to receives a return based on the performance of the Company's stock for their contribution. The Company acquires shares on the open market and records such shares as treasury stock. Effective January 1, 2003, the directors' deferred compensation plan was amended to restrict the deferral to be in stock only and deferred directors' fees are included in equity. Prior to amending the plan, deferred directors' fees were included in other liabilities.

Stock Compensation:

         At the inception of the Lakeland Financial Corporation Stock Option Plan, there were 600,000 shares of common stock reserved for grants of stock options to employees of Lakeland Financial Corporation, its subsidiaries and Board of Directors. As of December 31, 2003, 521,475 options had been granted and 57,765 were available for future grants. These are accounted for under APB No. 25. Employee compensation expense under the stock option plan is reported if options are granted below market price at grant date. The Company has not made any such grants. Pro forma disclosures of net income and earnings per share are shown using the fair value method to measure expense for options granted using an option pricing model to estimate fair value.

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

                                                                                                   2003        2002        2001
                                                                                                ----------  ----------  ----------
Net income (in thousands) as reported                                                           $   13,865  $   12,366  $   10,113
Deduct: stock-based compensation expense determined
  under fair value based method (in thousands)                                                         543         669         748
                                                                                                ----------  ----------  ----------
Pro forma net income (in thousands)                                                             $   13,322  $   11,697  $    9,365
                                                                                                ==========  ==========  ==========

Basic earnings per common share as reported                                                     $     2.38  $     2.13  $     1.74
Pro forma basic earnings per common share                                                       $     2.29  $     2.01  $     1.61
Diluted earnings per common share as reported                                                   $     2.31  $     2.08  $     1.73
Pro forma diluted earnings per common share                                                     $     2.22  $     1.96  $     1.60

         The pro forma effects are computed with option pricing models, using the following weighted-average assumptions as of the grant date for all options granted to date:

Risk-free interest rate                          5.26%       5.53%       5.54%
Expected option life                        5.00 years  5.00 years  5.00 years
Expected price volatility                       73.13%      76.37%      76.23%
Dividend yield                                   2.85%       2.87%       2.86%


Income Taxes:

         Annual consolidated federal and state income tax returns are filed by the Company. Income tax expense is recorded based on the amount of taxes due on its tax return plus deferred taxes computed based upon the expected future tax consequences of temporary differences between carrying amounts and tax basis of assets and liabilities, using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Off-Balance Sheet Financial Instruments:

         Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. The fair value of standby letters of credit is recorded as a liability during the commitment period in accordance with FASB Interpretation No. 45.

Earnings Per Common Share:

         Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares outstanding for the Stockholders' Equity section of the Balance Sheet for 2003 and 2002 reflect the acquisition of 46,481 and 46,974 shares, respectively of Lakeland Financial Corporation common stock that have been purchased under the directors' deferred compensation plan described above. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

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

Restrictions on Cash:

         The Company was required to have $6.9 million and $3.3 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2003 and 2002. These balances do not earn interest.

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

Industry Segments:

         While the Company's chief decision-makers monitor the revenue streams of the various Company products and services, the identifiable segments operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's financial service operations are considered by management to be aggregated in one reportable operating segment.

Adoption of New Accounting Standards:

         During 2003, the Company adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of Statements No. 149 and 150 did not materially affect the Company's operating results or financial condition.

         Statement 132 (revised 2003) requires additional disclosures about the assets, obligations, cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans.

         Interpretation 45 requires recognizing the fair value of guarantees made and information about maximum potential payments that might be required, as well as the collateral or other recourse obtainable. Interpretation 45 covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding.

         Interpretation 46, as revised in December 2003, changes the accounting model for consolidation from one based on consideration of control through voting interests. Whether to consolidate an entity will now also consider whether that entity has sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in that entity lack the obligation to absorb expected losses or the right to receive residual returns of the entity, or whether voting rights in the entity are not proportional to the equity interest and substantially all the entity's activities are conducted for an investor with few voting rights. As further discussed in Note 11, trust entities that had previously been consolidated with the Company are now reported separately.

Newly Issued But Not Yet Effective Accounting Standards:

         No new accounting standards have been issued that are not yet effective that would have a material impact on the Company's financial condition or results of operations.

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
                                                        Gross        Gross
                                         Fair        Unrealized    Unrealized
                                         Value          Gain         Losses
                                      ------------  ------------  ------------
                                                   (in thousands)
2003
----
  U.S. Government agencies            $     17,280  $         51  $         (5)
  Mortgage-backed securities               211,142           885        (2,814)
  State and municipal securities            52,945         2,004          (197)
                                      ------------  ------------  -------------
    Total  . . . . . . . . . . . . . .$    281,367  $      2,940  $     (3,016)
                                      ============  ============  ============

2002
----
  U.S. Treasury securities            $      5,338  $        195  $          0
  U.S. Government agencies                  11,946           575             0
  Mortgage-backed securities               222,036         5,600          (183)
  State and municipal securities            34,785         1,275           (24)
                                      ------------  ------------  ------------
    Total  . . . . . . . . . . . . . .$    274,105  $      7,645  $       (207)
                                      ============  ============  ============


         Information regarding the fair value of available for sale debt securities by maturity as of December 31, 2003 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

                                                                     Fair
                                                                     Value
                                                                  ------------
                                                                 (in thousands)

Due in one year or less                                           $        101
Due after one year through five years                                   12,664
Due after five years through ten years                                   9,403
Due after ten years                                                     48,057
                                                                  ------------
                                                                        70,225
Mortgage-backed securities                                             211,142
                                                                  ------------
  Total debt securities  . . . . . . . . . . . . . . . . . . . . .$    281,367
                                                                  ============


         Security proceeds, gross gains and gross losses for 2003, 2002 and 2001 were as follows:

                                            2003         2002         2001
                                         -----------  -----------  -----------
                                                    (in thousands)
Sales and calls of securities available
  for sale
  Proceeds                               $    30,154  $    10,467  $    20,805
  Gross gains                                    508           77          310
  Gross losses                                     8           22          190

         Securities with carrying values of $197.8 million and $206.0 million were pledged as of December 31, 2003 and 2002, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law. At year-end 2003 and 2002, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

         Information regarding securities with unrealized losses as of December 31, 2003 is presented below. The table distributes the securities between those with unrealized losses for less than twelve months and those with unrealized losses over more than twelve months or more.

                                                 Less than 12 months           12 months or more                  Total
                                              --------------------------   --------------------------   --------------------------
                                                 Fair        Unrealized       Fair        Unrealized       Fair        Unrealized
                                                 Value         Losses         Value         Losses         Value         Losses
                                              ------------  ------------   ------------  ------------   ------------  ------------
                                                                                 (in thousands)

U.S. Government agencies                      $      3,016  $          5   $          0  $          0   $      3,016  $          5
Mortgage-backed securities                         126,347         2,215         20,637           599        146,984         2,814
State and municipal securities                      10,865           183            411            14         11,276           197
                                              ------------  ------------   ------------  ------------   ------------  ------------
  Total temporarily impaired                  $    140,228  $      2,403   $     21,048  $        613   $    161,276  $      3,016
                                              ============  ============   ============  ============   ============  ============

         All of the following are considered, to determine whether or not the impairment of these securities is other-than-temporary. All of the securities are backed by the U.S. Government or its agencies or are A rated or better, in the case of non-local municipal securities. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed are being received. There are no concerns of credit losses and there is nothing to indicate that full principal will not be received. Management considers the unrealized losses to be market driven and no loss will be realized unless the securities are sold. The Company does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, the current intent and ability is to hold them until maturity.

NOTE 3 - LOANS

         Total loans outstanding as of year-end consisted of the following:

                                                        2003          2002
                                                    ------------  ------------
                                                          (in thousands)

Commercial and industrial loans                     $    593,194  $    556,800
Agri-business and agricultural loans                      82,262        68,137
Real estate mortgage loans                                40,118        44,644
Real estate construction loans                             3,932         2,540
Installment loans and credit cards                       151,376       150,555
                                                    ------------  ------------
  Total loans  . . . . . . . . . . . . . . . . . . .$    870,882  $    822,676
                                                    ============  ============


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

         The following is an analysis of the allowance for loan losses for 2003, 2002 and 2001:

                                                                                              2003          2002          2001
                                                                                          ------------  ------------  ------------
                                                                                                       (in thousands)

Balance, January 1,                                                                       $      9,533  $      7,946  $      7,124
Provision for loan losses                                                                        2,254         3,056         2,225
Loans charged-off                                                                               (1,774)       (1,875)       (1,540)
Recoveries                                                                                         221           406           137
                                                                                          ------------  ------------  ------------
  Net loans charged-off                                                                         (1,553)       (1,469)       (1,403)
                                                                                          ------------  ------------  ------------
Balance December 31  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     10,234  $      9,533  $      7,946
                                                                                          ============  ============  ============

Nonaccrual loans                                                                          $        553  $      4,216  $      2,234
Interest not recorded on nonaccrual loans                                                          183           208           142
Loans renegotiated as troubled debt restructuring                                                    0             0             0
Interest income recognized on troubled debt restructuring                                            0             0            70
Loans past due 90 days and still accruing                                                        3,191         3,387           264

         Impaired loans were as follows:

                                                                                                            2003          2002
                                                                                                        ------------  ------------
                                                                                                              (in thousands)
Year-end loans with no allocated allowance for loan losses                                              $          0  $          0
Year-end loans with allocated allowance for loan losses                                                        3,039         7,298
                                                                                                        ------------  ------------
                                                                                                        $      3,039         7,298
                                                                                                        ============  ============

Amount of the allowance for loan losses allocated                                                       $        456  $      1,298

                                                                                              2003          2002          2001
                                                                                          ------------  ------------  ------------
                                                                                                       (in thousands)
Average of impaired loans during the year                                                 $      6,320  $     10,476  $      2,136
Interest income recognized during impairment                                                       226           562           340
Cash-basis interest income recognized                                                              225           555            42

         The Company is not committed to lend additional funds to debtors whose loans have been modified. The 2003 and 2002 impaired loan totals included $127,000 and $4.1 million which were also included in the total for nonaccrual loans. Total impaired loans decreased by $4.3 million to $3.0 million at December 31, 2003 from $7.3 million at December 31, 2002. The decreases in nonperforming loans and impaired loans resulted from payments on six commercial loans, including one commercial loan of $1.7 million. The loans delinquent 90 days or more total includes one commercial credit for $2.9 million and $3.2 million in 2003 and 2002. The renewal of this loan has been complicated as more than one bank is involved, and it remains past maturity. The loan first became delinquent in 2002 and the maturity has not been extended. While this loan is current as to principal and interest, there can be no assurance that it will remain current given the circumstances involved.

NOTE 5 - SECONDARY MORTGAGE MARKET ACTIVITIES

         Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $231.8 million and $168.7 million at December 31, 2003 and 2002. Net loan servicing income/(loss) was ($166,000), ($48,000) and $82,000 for 2003, 2002 and 2001. Information on loan servicing rights follows:

Loan servicing rights:                    2003          2002          2001
                                      ------------  ------------  ------------
                                                   (in thousands)

Beginning of year                     $      1,677  $      1,507  $      1,419
Originations                                 1,094           622           395
Amortization                                  (671)         (452)         (307)
                                      ------------  ------------  ------------
  End of year  . . . . . . . . . . . .$      2,100  $      1,677  $      1,507
                                      ============  ============  ============

Valuation allowance:                      2003          2002          2001
                                      ------------  ------------  ------------
                                                   (in thousands)

Beginning of year                     $        722  $        388  $          0
Additions expensed                             421           913           705
Reductions credited to expense                (645)         (579)         (317)
                                      ------------  ------------  ------------
  End of year  . . . . . . . . . . . .$        498  $        722  $        388
                                      ============  ============  ============


NOTE 6 - LAND, PREMISES AND EQUIPMENT, NET

         Land, premises and equipment and related accumulated depreciation were as follows at December 31:

                                                        2003          2002
                                                    ------------  ------------
                                                          (in thousands)

Land                                                $      8,456  $      8,053
Premises                                                  21,004        20,357
Equipment                                                 14,830        12,622
                                                    ------------  ------------
  Total cost . . . . . . . . . . . . . . . . . . . .      44,290        41,032
Less accumulated depreciation                             18,133        16,264
                                                    ------------  ------------
  Land, premises and equipment, net                 $     26,157  $     24,768
                                                    ============  ============


NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

         The change in the carrying amount of goodwill during the year was as follows:

                                                        2003          2002
                                                    ------------  ------------
                                                          (in thousands)

Beginning of year                                   $      4,970  $          0
Reclassified from unidentifiable intangible assets             0         4,970
                                                    ------------  ------------
End of year                                         $      4,970  $      4,970
                                                    ============  ============


         Goodwill is no longer amortized starting in 2002. The effect of not amortizing goodwill is summarized as follows:

                                                                                              2003          2002          2001
                                                                                          ------------  ------------  ------------
                                                                                                       (in thousands)

Reported net income                                                                       $     13,865  $     12,366  $     10,113
Add back:  goodwill amortization, net of tax                                                         0             0           367
                                                                                          ------------  ------------  ------------
Adjusted net income                                                                       $     13,865  $     12,366  $     10,480
                                                                                          ============  ============  ============

Basic earnings per share:
  Reported net income                                                                     $       2.38  $       2.13  $       1.74
  Goodwill amortization, net of tax                                                                .00           .00           .06
                                                                                          ------------  ------------  ------------
  Adjusted net income                                                                     $       2.38  $       2.13  $       1.80
                                                                                          ============  ============  ============

Diluted earnings per share:
  Reported net income                                                                     $       2.31  $       2.08  $       1.73
  Goodwill amortization, net of tax                                                                .00           .00           .06
                                                                                          ------------  ------------  ------------
  Adjusted net income                                                                     $       2.31  $       2.08  $       1.79
                                                                                          ============  ============  ============

Acquired Intangible Assets

                                                                      As of December 31, 2003          As of December 31, 2002
                                                                   ------------------------------   ------------------------------
                                                                   Gross Carrying   Accumulated     Gross Carrying   Accumulated
                                                                       Amount       Amortization        Amount       Amortization
                                                                   --------------  --------------   --------------  --------------
Amortized intangible assets
  Core deposit                                                     $        2,032  $        1,139   $        2,032  $          990
  Trust deposit relationships                                                 572               5                0               0
                                                                   --------------  --------------   --------------  --------------
    Total                                                          $        2,604  $        1,144   $        2,032  $          990
                                                                   ==============  ==============   ==============  ==============


         Aggregate amortization expense was $154,000, $149,000 and $193,000 for 2003, 2002 and 2001.

         Estimated amortization expense for each of the next five years:

                                                                    Amount
                                                                  ------------
                                                                 (in thousands)
                                                                 $         214
2005                                                                       212
2006                                                                       209
2007                                                                       206
2008                                                                       206

NOTE 8 - DEPOSITS

         The aggregate amount of time deposits, each with a minimum denomination of $100,000, was approximately $106.4 million and $225.0 million at December 31, 2003 and 2002.

         At December 31, 2003, the scheduled maturities of time deposits were as follows:

                                                                     Amount
                                                                  ------------
                                                                 (in thousands)
Maturing in 2004                                                  $    175,302
Maturing in 2005                                                        71,067
Maturing in 2006                                                        15,286
Maturing in 2007                                                        28,526
Maturing in 2008                                                         9,372
Thereafter                                                                 950
                                                                  ------------
  Total time deposits                                             $    300,503
                                                                  ============

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase ("repo accounts") represent collateralized borrowings with customers located primarily within the Company's service area. Repo accounts are not covered by federal deposit insurance and are secured by securities owned. Information on these liabilities and the related collateral for 2003 and 2002 is as follows:

                                                                                                            2003          2002
                                                                                                        ------------  ------------
                                                                                                              (in thousands)
Average daily balance during the year                                                                   $     97,808  $    116,214
Average interest rate during the year                                                                           0.83%         1.49%
Maximum month-end balance during the year                                                               $    108,270  $    139,857
Securities underlying the agreements at year-end
  Fair value                                                                                            $    115,708  $    161,063

                                                                                                       Collateral at Fair Values
                                                                                          Weighted    ----------------------------
                                                                                          Average                     Mortgage-
                                                                           Repurchase     Interest    U.S. Treasury     backed
          Term                                                             Liability        Rate       Securities     Securities
-------------------------                                                 ------------  ------------  -------------  -------------
                                                                         (in thousands)                      (in thousands)
On demand                                                                 $    102,197          0.79% $           0  $     114,235
1 to 30 days                                                                         0          0.00%             0              0
31 to 90 days                                                                        0          0.00%             0              0
Over 90 days                                                                       404          0.75%             0          1,473
                                                                          ------------  ------------  -------------  -------------
  Total                                                                   $    102,601          0.79% $           0  $     115,708
                                                                          ============  ============  =============  =============

         The Company retains the right to substitute similar type securities, and has the right to withdraw all collateral applicable to repo accounts whenever the collateral values are in excess of the related repurchase liabilities. At December 31, 2003, there were no material amounts of securities at risk with any one customer. The Company maintains control of these securities through the use of third-party safekeeping arrangements.

NOTE 10 - BORROWINGS

         Long-term borrowings at December 31 consisted of:

                                                                                                            2003          2002
                                                                                                        ------------  ------------
                                                                                                              (in thousands)
Federal Home Loan Bank of Indianapolis Notes, 6.15%, Due June 24, 2003                                  $          0  $      1,300
Federal Home Loan Bank of Indianapolis Notes, 3.76%, Due December 29, 2003                                         0        10,000
Federal Home Loan Bank of Indianapolis Notes, 3.96%, Due April 9, 2004                                        20,000        20,000
Federal Home Loan Bank of Indianapolis Notes, 2.36%, Due December 29, 2005                                    10,000             0
Federal Home Loan Bank of Indianapolis Notes, 6.15%, Due January 15, 2018                                         47            48
                                                                                                        ------------  ------------
  Total                                                                                                 $     30,047  $     31,348
                                                                                                        ============  ============

         All notes require monthly interest payments and were secured by residential real estate loans and securities with a carrying value of $86.6 million at December 31, 2003. At December 31, 2003, the Company owned $4.3 million of Federal Home Loan Bank (FHLB) stock, which also secures debts to the FHLB.

         In addition to the long-term borrowings, the Company had $55 million and $26 million in fixed rate notes with the FHLB at December 31, 2003 and 2002. For the year-end 2003, these notes mature at various times between January 30, 2004 and July 20, 2004. These notes are classified as short-term borrowings in the financial statements. The Company is authorized to borrow up to $100 million from the FHLB.

         Long-term borrowings mature over each of the next five years as follows:

                                                                 (in thousands)
                                                                  ------------
2004                                                              $     20,000
2005                                                                    10,000
2006                                                                         0
2007                                                                         0
2008                                                                         0

NOTE 11 - SUBORDINATED DEBENTURES AND TRUST PREFERRED SECURITIES

         In September 1997, Lakeland Capital Trust completed a public offering of two million shares of cumulative trust preferred securities with a liquidation preference of $10 per security. The proceeds of the offering were loaned to the Company in exchange for subordinated debentures with terms similar to the preferred securities. On October 1, 2003, the subordinated debentures were redeemed and the preferred securities called. Loss on extinguishment of debt of $804,000 was recorded in connection with the call of the preferred securities.

         Lakeland Statutory Trust II, a trust formed by the Company, issued $30.0 million of floating rate trust preferred securities on October 1, 2003 as part of a privately placed offering of such securities. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust. Subject to the Company having received prior approval of the Federal Reserve if then required, the Company may redeem the subordinated debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any interest payment date on or after October 1, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures must be redeemed no later than 2033. These securities are considered as Tier I capital (with certain limitations applicable) under current regulatory guidelines. The floating rate of the trust preferred securities and subordinated debentures at December 31, 2003 was 4.205%. The holding company's investment in the common stock of the trust was $928,000 and is included in other assets.

         Prior to 2003, Lakeland Capital Trust was consolidated in the Company's financial statements, with the trust preferred securities issued by the trust reported in liabilities as "guaranteed preferred beneficial interests" and the subordinated debentures eliminated in consolidation. The trust preferred securities issued by Lakeland Capital Trust have been redeemed and are no longer outstanding. The Company issued new securities through Lakeland Statutory Trust II in 2003. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, trusts for a trust preferred offering are no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by Lakeland Statuttory Trust II as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust, as these are no longer eliminated in consolidation. Since the amount of the subordinated debentures equals the amount of trust preferred securities and common stock, the effect of no longer consolidating the trust changes certain balance sheet classifications, but not equity or net income. Accordingly, the amounts previously reported as "guaranteed preferred beneficial interest" in liabilities have been recaptioned "subordinated debentures" and continue to be presented in liabilities on the balance sheet.

NOTE 12 - EMPLOYEE BENEFIT PLANS

         In April, 2000, the Lakeland Financial Corporation Pension Plan was frozen. As a result of this curtailment, a gain was recognized in the income statement for the second quarter of 2000. The Company also maintains a Supplemental Executive Retirement Plan (SERP) for select officers that was established as a funded, non-qualified deferred compensation plan.

         Information as to the Company's plans at December 31 is as follows:

                                                                                Pension Benefits              SERP Benefits
                                                                           --------------------------   --------------------------
                                                                               2003          2002           2003          2002
                                                                           ------------  ------------   ------------  ------------
                                                                                (in thousands)                (in thousands)
Change in benefit obligation:
  Beginning benefit obligation                                             $      2,279  $      2,135   $      1,412  $      1,354
  Interest cost                                                                     155           152             90            97
  Actuarial loss                                                                    306            33              0            12
  Change in discount rate                                                           269           213             94            83
  Benefits paid                                                                    (367)         (254)          (139)         (134)
                                                                           ------------  ------------   ------------  ------------
  Ending benefit obligation . . . . . . . . . . . . . . . . . . . . . . . .$      2,642  $      2,279   $      1,457  $      1,412

Change in plan assets (primarily money market funds and equity and fixed income investments), at fair value:

  Beginning plan assets                                                           1,501         1,920            934         1,069
  Actual return (loss)                                                              131          (165)            83           (77)
  Employer contribution                                                               0             0            130            76
  Benefits paid                                                                    (367)         (254)          (139)         (134)
                                                                           ------------  ------------   ------------  ------------
  Ending plan assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,265         1,501          1,008           934

Funded status                                                                    (1,377)         (778)          (449)         (478)
Unrecognized net actuarial (gain) loss                                            1,876         1,319            814           738
                                                                           ------------  ------------   ------------  ------------
Prepaid benefit cost  . . . . . . . . . . . . . . . . . . . . . . . . . . .$        499  $        541   $        365  $        260
                                                                           ============  ============   ============  ============

Amounts recognized in the consolidated balance
 sheets consist of:                                                             Pension Benefits              SERP Benefits
                                                                           --------------------------   --------------------------
                                                                               2003          2002           2003          2002
                                                                           ------------  ------------   ------------  ------------
                                                                                 (in thousands)               (in thousands)
Prepaid benefit cost                                                       $        499  $        541   $        365  $        260
Accumulated other comprehensive income                                           (1,876)       (1,319)             0             0
                                                                           ------------  ------------   ------------  ------------
Net amount recognized                                                      $     (1,377) $       (778)  $        365  $        260
                                                                           ============  ============   ============  ============

                                                                                  December 31,                 December 31,
                                                                           --------------------------   --------------------------
                                                                               2003          2002           2003          2002
                                                                           ------------  ------------   ------------  ------------
                                                                                 (in thousands)               (in thousands)
Projected benefit obligation                                               $      2,642  $      2,279   $      1,457  $      1,412
Accumulated benefit obligation                                                    2,642         2,279          1,457         1,412
Fair value of plan assets                                                         1,265         1,501          1,008           934



         Net pension expense includes the following:

                                                           Pension Benefits                            SERP Benefits
                                               ----------------------------------------   ----------------------------------------
                                                   2003          2002          2001           2003          2002          2001
                                               ------------  ------------  ------------   ------------  ------------  ------------
                                                            (in thousands)                             (in thousands)
Service cost                                   $          0  $          0  $          0   $          0  $          0  $          0
Interest cost                                           155           152           164             91            97           101
Expected return on plan assets                         (141)         (184)         (249)           (95)         (104)         (120)
Recognized net actuarial (gain) loss                     28             7             0             29            12             6
                                               ------------  ------------  ------------   ------------  ------------  ------------
  Net pension expense (benefit)                $         42  $        (25) $        (85)  $         25  $          5  $        (13)
                                               ============  ============  ============   ============  ============  ============

Additional Information:                                    Pension Benefits                            SERP Benefits
                                               ----------------------------------------   ----------------------------------------
                                                   2003          2002          2001           2003          2002          2001
                                               ------------  ------------  ------------   ------------  ------------  ------------
Increase in minimum liability included in                   (in thousands)                             (in thousands)
other comprehensive income                     $        557  $        588           731   $          0  $          0  $          0

The following assumptions were used in
calculating the net benefit obligation:

Weighted average discount rate                         6.75%         7.50%         8.00%          6.75%         7.50%         8.00%
Rate of increase in future compensation                  N/A           N/A           N/A            N/A           N/A           N/A

The following assumptions were used in
calculating the net pension expense:

Weighted average discount rate                         6.00%         6.75%         7.50%          6.00%         6.75%         7.50%
Rate of increase in future compensation                  N/A           N/A           N/A            N/A           N/A           N/A
Expected long-term rate of return                      8.25%         8.50%        10.00%          8.25%         8.50%        10.00%


         The expected long-term rate of return on plan assets is developed in consultation with the plan actuary. It is primarily based upon industry trends and consensus rates of return which are then adjusted to reflect the specific asset allocations and historical rates of return of the Company's plan assets.

         The asset allocations at the measurement dates of September 30, 2003, and 2002, by asset category are as follows:

                          Pension Plan Assets            SERP Plan Assets
                            at September 30,             at September 30,
                       --------------------------   --------------------------
Asset Category             2003          2002           2003          2002
--------------         ------------  ------------   ------------  ------------
Equity securities                74%           63%            59%           52%
Debt Securities                  23%           36%            36%           42%
Other                             3%            1%             5%            6%
                       ------------  ------------   ------------  ------------
      Total                     100%          100%           100%          100%
                       ============   ===========   ============  ============

         As of the measurement date, the investment objective was to realize a rate of return on the plan assets matching that of the actuarial assumption. The allowable asset allocation parameters were as follows: Equities: 50%-75% and Fixed Income: 25%-50%. The equity component is managed by an outside portfolio manager and consists of a diversified portfolio of common stocks. The fixed income component is managed internally by the Company's Trust Department and consists of Treasury securities and corporate bonds. The Company has an internal Pension Administration Committee consisting of the Human Resources Director, Chief Financial Officer, Manager of Retirement Plan Services, Senior Personal Trust Officer and Senior Trust Investment Officer. During 2004, the Committee will meet to review investment performance and to prepare a formal investment policy.

Contributions

         The Company expects to contribute $299,000 to its pension plan and $119,000 to its SERP plan in 2004.

Other Employee Benefit Plans

         The Company maintains a 401(k) profit sharing plan for all employees meeting age and service requirements. The Company contributions are based upon the rate of return on stockholders' equity as of January 1st of each year. The expense recognized was $732,000, $620,000 and $551,000 in 2003, 2002 and 2001.

         Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $2.2 million as of December 31, 2003. On December 31, 2003, no amounts were accrued on these contingent obligations.

NOTE 13 - OTHER INCOME AND EXPENSE

         Other income for the years ended December 31, was as follows:

                                                                                              2003          2002          2001
                                                                                          ------------  ------------  ------------
                                                                                                       (in thousands)
Loan, insurance and service fees                                                          $      2,296  $      1,704  $      1,692
Merchant card fee income                                                                         1,747         1,594         1,305
Miscellaneous                                                                                    1,636           428           478
                                                                                          ------------  ------------  ------------
  Total other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$      5,679  $      3,726  $      3,475
                                                                                          ============  ============  ============

         Other expense for the years ended December 31, was as follows:

                                                                                              2003          2002          2001
                                                                                          ------------  ------------  ------------
                                                                                                       (in thousands)
Data processing fees and supplies                                                         $      2,433  $      2,226  $      2,212
Corporate and business development                                                               1,003           985           894
Advertising                                                                                        706           681           669
Office supplies                                                                                    591           513           557
Telephone and postage                                                                            1,137         1,312         1,265
Regulatory fees and FDIC insurance                                                                 242           236           237
Professional fees                                                                                1,275           995           994
Credit card interchange                                                                            955           900           757
Amortization of goodwill                                                                             0             0           608
Amortization of other intangible assets                                                            154           149           190
Miscellaneous                                                                                    3,568         3,543         3,269
                                                                                          ------------  ------------  ------------
  Total other expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     12,064  $     11,540  $     11,652
                                                                                          ============  ============  ============

NOTE 14 - INCOME TAXES

         Income tax expense for the years ended December 31, consisted of the following:

                                                                                              2003          2002          2001
                                                                                          ------------  ------------  ------------
                                                                                                       (in thousands)
Current federal                                                                           $      5,121  $      6,936  $      5,105
Deferred federal                                                                                   816        (1,134)         (630)
Current state                                                                                      773           909           445
Deferred state                                                                                     118          (191)         (176)
                                                                                          ------------  ------------  ------------
  Total income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$      6,828  $      6,520  $      4,744
                                                                                          ============  ============  ============

         Income tax expense included $203,000, $20,000 and $41,000 applicable to security transactions for 2003, 2002 and 2001. The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 35%, 35% and 34% for 2003, 2002, and 2001 to income before income taxes were as follows:

                                                                                              2003          2002          2001
                                                                                          ------------  ------------  ------------
                                                                                                       (in thousands)
Income taxes at statutory federal rate                                                    $      7,243  $      6,610  $      5,051
Increase (decrease) in taxes resulting from:
  Tax exempt income                                                                               (813)         (621)         (643)
  Nondeductible expense                                                                            176           136           155
  State income tax, net of federal tax effect                                                      579           467           178
  Net operating loss, Gateway                                                                      (30)          (30)          (29)
  Tax credits                                                                                      (73)          (48)          (48)
  Bank owned life insurance                                                                       (242)          (24)            0
  Other                                                                                            (12)           30            80
                                                                                          ------------  ------------  ------------
    Total income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$      6,828  $      6,520  $      4,744
                                                                                          ============  ============  ============



         The net deferred tax asset recorded in the consolidated balance sheets at December 31, consisted of the following:

                                                                                      2003                         2002
                                                                           --------------------------   --------------------------
                                                                              Federal       State          Federal       State
                                                                           ------------  ------------   ------------  ------------
                                                                                               (in thousands)
Deferred tax assets
  Bad debts                                                                $      3,582  $        801   $      3,406  $        768
  Pension and deferred compensation liability                                       373            88            489           110
  Intangible assets                                                                   0             0             28             6
  Net operating loss carryforward                                                   208             0            237             0
  Other                                                                             107            21            166            45
                                                                           ------------  ------------   ------------  ------------
                                                                                  4,270           910          4,326           929
Deferred tax liabilities
  Accretion                                                                          28             6             21             5
  Depreciation                                                                      660            77            173            47
  Loan servicing rights                                                             561           125            334            75
  State taxes                                                                       215             0            257             0
  Leases                                                                            186            42            242            55
  Deferred loan fees                                                                 12             3             56            13
  Intangible assets                                                                 181            41              0             0
                                                                           ------------  ------------   ------------  ------------
                                                                                  1,843           294          1,083           195
Valuation allowance                                                                   0             0              0             0
                                                                           ------------  ------------   ------------  ------------
Net deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . .       2,427  $        616   $      3,243  $        734
                                                                           ============  ============   ============  ============

         In addition to the net deferred tax assets included above, the deferred income tax asset (liability) allocated to the unrealized net loss on securities available for sale included in equity was $91,000 and $(2.7) million for 2003 and 2002. The deferred income tax asset allocated to the minimum pension liability included in equity was $761,000 and $535,000 for 2003 and 2002.

NOTE 15 - RELATED PARTY TRANSACTIONS

         Loans to principal officers, directors, and their affiliates as of December 31, 2003 and 2002 were as follows:

                                                        2003          2002
                                                    ------------  ------------
                                                          (in thousands)
Beginning balance                                   $     39,931  $     39,075
New loans and advances                                    68,044        58,186
Effect of changes in related parties                       5,135            32
Repayments                                               (68,705       (57,362)
                                                    ------------  ------------
Ending balance . . . . . . . . . . . . . . . . . . .$     44,405  $     39,931
                                                    ============  ============

         Deposits from principal officers, directors, and their affiliates at year-end 2003 and 2002 were $2.0 million and $5.0 million. In addition, the amount owed directors for fees under the deferred directors' plan as of December 31, 2003 and 2002 was $994,000 and $1.3 million. The related expense for the deferred directors' plan as of December 31, 2003, 2002 and 2001 was $235,000, $487,000 and $399,000.

NOTE 16 - STOCK OPTIONS

         The stock option plan requires that the exercise price for the options is the market price at the date the options are granted. The maximum option term is ten years and the options vest over 5 years. A summary of the activity in the plan follows:

                                                         2003                         2002                         2001
                                              --------------------------   --------------------------   --------------------------
                                               Weighted-                    Weighted-                    Weighted-
                                                Average       Exercise       Average       Exercise       Average       Exercise
                                                 Shares        Price          Shares        Price          Shares        Price
                                              ------------  ------------   ------------  ------------   ------------  ------------
Outstanding at beginning of the year               495,545  $      17.26        550,345  $      17.27        454,770  $      18.79
Granted                                             64,790         34.21          2,000         23.88        147,375         13.81
Exercised                                           20,760         23.33              0          0.00              0          0.00
Forfeited                                           18,100         17.51         56,800         17.53         51,800         20.80
                                              ------------                 ------------                 ------------
Outstanding at end of the year . . . . . . . .     521,475  $      19.12        495,545  $      17.26        550,345  $      17.27
                                              ============                 ============                 ============

Options exercisable at end of the year             107,575  $      23.15          3,600  $      18.35         42,000  $      17.55
Weighted-average fair value of options
 granted during the year                                    $      11.06                 $      10.99                 $       6.01

         Options outstanding at year-end 2003 were as follows:

                                                                                                               Exercisable
                                                                            Outstanding                 --------------------------
                                                                             Weighted-
                                                                              Average       Weighted-                   Weighted-
                                                                             Remaining      Average                     Average
                                                                            Contractual     Exercise                    Exercise
                                                                 Number         Life         Price         Number        Price
                                                              ------------  ------------  ------------  ------------  ------------
Range of exercise prices
$11.20-$14.00                                                      198,225           6.6  $      13.57         7,000  $      13.55
$14.01-$16.80                                                       92,800           6.2         15.10         2,800         15.53
$16.81-$19.60                                                       73,535           4.7         19.31         7,150         19.44
$19.61-$22.40                                                        1,000           8.3         20.76             0          0.00
$22.41-$25.20                                                       83,700           4.1         24.04        82,700         24.04
$25.21-$28.00                                                        8,425           4.0         27.82         7,425         27.94
$28.01-$35.00                                                       63,790           9.9         34.37           500         34.37
                                                              ------------                              ------------
Outstanding at year-end  . . . . . . . . . . . . . . . . . . .     521,475           6.2  $      19.12       107,575  $      23.15
                                                              ============                              ============

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and Bank meet all capital adequacy requirements to which they are subject.

         As of December 31, 2003, the most recent notification from the federal regulators categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or Bank's category.

                                                                                                            Minium Required to
                                                                                Minimum Required            Be Well Capitalized
                                                                                   For Capital            Under Prompt Corrective
                                                        Actual                  Adequacy Purposes           Action Regulations
                                              --------------------------   --------------------------   --------------------------
                                                 Amount        Ratio          Amount        Ratio          Amount        Ratio
                                              ------------  ------------   ------------  ------------   ------------  ------------
                                                                                 (in thousands)
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
  Consolidated                                $    124,941         12.83%  $     77,919          8.00%  $     97,399         10.00%
  Bank                                        $    122,909         12.65%  $     77,709          8.00%  $     97,136         10.00%
Tier I Capital (to Risk Weighted Assets)
  Consolidated                                $    114,707         11.78%  $     38,959          4.00%  $     58,439          6.00%
  Bank                                        $    112,675         11.60%  $     38,855          4.00%  $     58,282          6.00%
Tier I Capital (to Average Assets)
  Consolidated                                $    114,707          9.15%  $     50,131          4.00%  $     62,664          5.00%
  Bank                                        $    112,675          9.00%  $     50,064          4.00%  $     62,580          5.00%

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
  Consolidated                                $    103,368         11.08%  $     74,647          8.00%  $     93,309         10.00%
  Bank                                        $    101,510         10.91%  $     74,433          8.00%  $     93,041         10.00%
Tier I Capital (to Risk Weighted Assets)
  Consolidated                                $     93,836         10.06%  $     37,323          4.00%  $     55,985          6.00%
  Bank                                        $     91,977          9.89%  $     37,216          4.00%  $     55,825          6.00%
Tier I Capital (to Average Assets)
  Consolidated                                $     93,836          7.89%  $     47,562          4.00%  $     59,453          5.00%
  Bank                                        $     91,977          7.75%  $     47,463          4.00%  $     59,329          5.00%

         Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year to date combined with its retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2003, approximately $19.8 million was available to be paid as dividends to the Company by the Bank.

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2003. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 18 - FAIR VALUES OF FINANCIAL INSTRUMENTS

         The following table contains the estimated fair values and the related carrying values of the Company's financial instruments at December 31, 2003 and 2002. Items, which are not financial instruments, are not included.

                                                                                      2003                         2002
                                                                           --------------------------   --------------------------
                                                                             Carrying     Estimated       Carrying     Estimated
                                                                              Value       Fair Value       Value       Fair Value
                                                                           ------------  ------------   ------------  ------------
                                                                                               (in thousands)
Financial Assets:
 Cash and cash equivalents                                                 $     57,441  $     57,441   $     87,149  $     87,149
 Real estate mortgages held for sale                                              3,431         3,431         10,395        10,395
 Securities available for sale                                                  281,367       281,367        274,105       274,105
 Loans, net                                                                     860,648       864,493        813,143       817,082
 Federal Home Loan Bank stock                                                     4,252         4,252          3,568         3,568
 Accrued interest receivable                                                      4,997         4,997          4,985         4,985
Financial Liabilities:
 Certificates of deposit                                                       (300,503)     (305,003)      (436,455)     (442,948)
 All other deposits                                                            (625,888)     (625,888)      (476,870)     (476,870)
 Securities sold under agreements to repurchase                                (102,601)     (102,601)      (124,968)     (124,968)
 Other short-term borrowings                                                    (82,160)      (82,184)       (60,000)      (60,000)
 Long-term borrowings                                                           (30,047)      (30,304)       (31,348)      (32,248)
 Subordinated debentures                                                        (30,928)      (30,974)       (20,619)      (21,774)
 Accrued interest payable                                                        (2,376)       (2,376)        (3,197)       (3,197)


         For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2003 and 2002. The estimated fair value for cash, cash equivalents, accrued interest and Federal Home Loan Bank stock is considered to approximate cost. Real estate mortgages held for sale are based upon the actual contracted price for those loans sold but not yet delivered, or the current Federal Home Loan Mortgage Corporation price for normal delivery of mortgages with similar coupons and maturities at year-end. The estimated fair value of loans is based on estimates of the rate the Company would charge for similar loans at December 31, 2003 and 2002, applied for the time period until estimated repayment. The estimated fair value for demand and savings deposits is based on their carrying value. The estimated fair value for certificates of deposit and borrowings is based on estimates of the rate the Company would pay on such deposits or borrowings at December 31, 2003 and 2002, applied for the time period until maturity. The estimated fair value of variable rate short-term borrowed funds is considered to approximate carrying value. The estimated fair value of other financial instruments and off-balance sheet loan commitments approximate cost and are not considered significant to this presentation.

         While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 2003 and 2002, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2003 and 2002 should not necessarily be considered to apply at subsequent dates.

NOTE 19 - COMMITMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

         During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of December 31, 2003 and 2002, were as follows:

                                                                                      2003                              2002
                                                                           --------------------------   --------------------------
                                                                              Fixed        Variable        Fixed        Variable
                                                                               Rate          Rate           Rate          Rate
                                                                           ------------  ------------   ------------  ------------
                                                                                               (in thousands)
Commercial loan lines of credit                                            $      4,308  $    222,755   $     12,643  $    208,383
Commercial loan letters of credit                                                     0        11,424              0         8,365
Real estate mortgage loans                                                        5,405         1,392         18,631           479
Real estate construction mortgage loans                                             535         2,605              0         2,117
Credit card open-ended revolving lines                                            8,560         1,582          7,477           388
Home equity mortgage open-ended revolving lines                                       0        68,030              0        54,069
Consumer loan open-ended revolving lines                                              0         3,901              0         3,649
                                                                           ------------  ------------   ------------  ------------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     18,808  $    311,689   $     38,751  $    277,450
                                                                           ============  ============   ============  ============


         At December 31, 2003 and 2002, the range of interest rates for commercial loan commitments with a fixed rate was 2.00% to 10.75% and 2.00% to 11.00%. The range of interest rates for commercial loan commitments with variable rates was 2.67% to 9.00% and 3.00% to 10.25% at December 31, 2003 and 2002. The index on variable rate commercial loan commitments is principally the Company's base rate, which is the national prime rate. The range of interest rates for mortgage loan commitments with a fixed rate was 4.88% to 7.25% at December 31, 2003 and 2002. The range of interest rates for mortgage loan commitments with a variable rate was 5.00% to 7.00% and 6.00% to 6.50% at December 31, 2003 and 2002. At December 31, 2003 and 2002, the range of interest rates for fixed rate credit card commitments was 14.95% to 17.95%. At December 31, 2003 and 2002 the rate on variable credit card commitments was 7.00% and 7.25%. The range of interest rates for open-ended revolving line commitments with a variable rate was 2.99% to 15.00% and 3.99% to 15.00% at December 31, 2003 and 2002.

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

NOTE 20 - PARENT COMPANY STATEMENTS

         The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income, and assets. Presented below are parent only financial statements:

                           CONDENSED BALANCE SHEETS
                                                                                                               December 31,
                                                                                                        --------------------------
                                                                                                            2003          2002
                                                                                                        ------------  ------------
                                                                                                              (in thousands)
ASSETS
Deposits with Lake City Bank                                                                            $        861  $      1,443
Investments in banking subsidiary                                                                            117,990       102,091
Investments in Lakeland Statutory Trust II                                                                       928           619
Other assets                                                                                                   2,394         2,677
                                                                                                        ------------  ------------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$    122,173  $    106,830
                                                                                                        ============  ============

LIABILITIES
Dividends payable and other liabilities                                                                 $      1,223  $      2,331
Subordinated debt                                                                                             30,928        20,619

STOCKHOLDERS' EQUITY                                                                                          90,022        83,880
                                                                                                        ------------  ------------
  Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$    122,173  $    106,830
                                                                                                        ============  ============

                                                          CONDENSED STATEMENTS OF INCOME
                                                                                                  Years Ended December 31,
                                                                                          ----------------------------------------
                                                                                              2003          2002          2001
                                                                                          ------------  ------------  ------------
                                                                                                       (in thousands)
Dividends from Lake City Bank, Lakeland Statutory Trust II
 and Lakeland Capital Trust                                                               $      3,980  $      5,730  $      5,184
Interest on deposits and repurchase agreements, Lake City Bank                                       1             4             7
Equity in undistributed income of subsidiaries                                                  11,648         8,129         6,364
Interest expense on subordinated debt                                                            1,725         1,856         1,856
Miscellaneous expense                                                                            1,264           620           490
                                                                                          ------------  ------------  ------------
INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,640        11,387         9,209
  Income tax benefit                                                                             1,225           979           904
                                                                                          ------------  ------------  ------------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     13,865  $     12,366  $     10,113
                                                                                          ============  ============  ============

                                                       CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                  Years ended December 31,
                                                                                          ----------------------------------------
                                                                                              2003          2002          2001
                                                                                          ------------  ------------  ------------
                                                                                                       (in thousands)
Cash flows from operating activities:
  Net income                                                                              $     13,865  $     12,366  $     10,113
  Adjustments to net cash from operating activities
    Equity in undistributed income of subsidiaries                                             (11,648)       (8,129)       (6,364)
    Other changes                                                                                  510          (101)           56
                                                                                          ------------  ------------  ------------
      Net cash from operating activities . . . . . . . . . . . . . . . . . . . . . . . . .       2,727         4,136         3,805
Cash flows from investing activities                                                            (9,779)            0             0
Cash flows from financing activities                                                             6,470        (4,006)       (3,594)
                                                                                          ------------  ------------  ------------
Net increase in cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .        (582)          130           211
Cash and cash equivalents at beginning of the year                                               1,443         1,313         1,102
                                                                                          ------------  ------------  ------------
Cash and cash equivalents at end of the year . . . . . . . . . . . . . . . . . . . . . . .$        861  $      1,443  $      1,313
                                                                                          ============  ============  ============

NOTE 21 - EARNINGS PER SHARE

         Following are the factors used in the earnings per share computations:

                                                                                              2003          2002          2001
                                                                                          ------------  ------------  ------------
Basic earnings per common share
  Net income                                                                              $ 13,865,000  $ 12,366,000  $ 10,113,000

  Weighted-average common shares outstanding                                                 5,819,916     5,813,984     5,813,984

  Basic earnings per common share                                                         $       2.38  $       2.13  $       1.74

Diluted earnings per common share
  Net income                                                                              $ 13,865,000  $ 12,366,000  $ 10,113,000

  Weighted-average common shares outstanding for
    basic earnings per common share                                                          5,819,916     5,813,984     5,813,984

  Add: Dilutive effect of assumed exercises of stock options                                   181,533       144,402        27,212

  Average shares and dilutive potential common shares                                        6,001,449     5,958,386     5,841,196

  Diluted earnings per common share                                                       $       2.31  $       2.08  $       1.73

         Stock options for 63,790 and 93,460 shares of common stock were not considered in computing diluted earnings per common share for 2003 and 2002 because they were antidilutive.

NOTE 22 - SELECTED QUARTERLY DATA (UNAUDITED)
(in thousands except per share data)

2003                                                                             4th           3rd           2nd           1st
                                                                               Quarter       Quarter       Quarter       Quarter
                                                                            ------------  ------------  ------------  ------------
Interest income                                                             $     14,513  $     14,833  $     15,537  $     15,453
Interest expense                                                                   4,013         4,429         4,793         4,902
                                                                            ------------  ------------  ------------  ------------
Net interest income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     10,500  $     10,404  $     10,744  $     10,551

Provision for loan losses                                                            490           380           717           667

Noninterest income                                                                 4,621         4,481         4,939         4,386
Noninterest expense                                                               10,345         9,095         9,268         8,971
Income tax expense                                                                 1,276         1,819         1,949         1,784
                                                                            ------------  ------------  ------------  ------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$      3,010  $      3,591  $      3,749  $      3,515
                                                                            ============  ============  ============  ============

Basic earnings per common share                                             $       0.52  $       0.62  $       0.64  $       0.60
                                                                            ============  ============  ============  ============
Diluted earnings per common share                                           $       0.49  $       0.60  $       0.63  $       0.59
                                                                            ============  ============  ============  ============



2002                                                                             4th           3rd           2nd           1st
                                                                               Quarter       Quarter       Quarter       Quarter
                                                                            ------------  ------------  ------------  ------------
Interest income                                                                   15,773  $     16,216  $     16,281  $     16,065
Interest expense                                                                   5,486         5,598         5,623         5,851
                                                                            ------------  ------------  ------------  ------------
Net interest income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     10,295  $     10,625  $     10,665  $     10,221

Provision for loan losses                                                            766         1,041           747           502

Noninterest income                                                                 4,281         3,649         3,574         3,359
Noninterest expense                                                                8,716         8,600         8,806         8,576
Income tax expense                                                                 1,754         1,605         1,619         1,542
                                                                            ------------  ------------  ------------  ------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$      3,332  $      3,021  $      3,060  $      2,953
                                                                            ============  ============  ============  ============

Basic earnings per common share                                             $       0.57  $       0.52  $       0.53  $       0.51
                                                                            ============  ============  ============  ============
Diluted earnings per common share                                           $       0.57  $       0.50  $       0.51  $       0.50
                                                                            ============  ============  ============  ============

         Data for the first 3 quarters may not necessarily agree with that issued in the Company's quarterly filings for those quarters. On October 1,2002, the Company adopted new accounting guidance, which resulted in the reversal of 2002 goodwill amortization. Prior quarters have been restated to reflect this reversal. Below is a reconciliation of the previously reported Net
Income and EPS to the restated amounts above.

NOTE 22 - SELECTED QUARTERLY DATA (UNAUDITED)
(in thousands except per share data) (continued)

2002                                                                                           3rd           2nd           1st
                                                                                             Quarter       Quarter       Quarter
                                                                                          ------------  ------------  ------------
Reported net income                                                                       $      2,953  $      2,993  $      2,885
Net goodwill amortization reversed, net of tax                                                      68            67            68
                                                                                          ------------  ------------  ------------
Adjusted net income                                                                       $      3,021  $      3,060  $      2,953
                                                                                          ============  ============  ============

Reported basic earnings per common share                                                  $        .51  $        .51  $        .50
Net goodwill amortization                                                                          .01           .02           .01
                                                                                          ------------  ------------  ------------
Adjusted basic earnings per common share                                                  $        .52  $        .53  $        .51
                                                                                          ============  ============  ============

Reported diluted earnings per common share                                                $        .49  $        .50  $        .49
Net goodwill amortization                                                                          .01           .01           .01
                                                                                          ------------  ------------  ------------
Adjusted diluted earnings per common share                                                $        .50  $        .51  $        .50
                                                                                          ============  ============  ============

NOTE 23 - BRANCH DIVESTITURES

         On September 21, 2001, the Company sold its Greentown, Logansport, Peru, Roann and Wabash, Indiana offices. The Company paid $39.8 million to settle the net liabilities assumed by the buyer and recorded a gain of $753,000.

NOTE 24 - TRUST ACQUISITION

         On December 1, 2003, the Company acquired the Fort Wayne, Indiana office of Indiana Capital Management Bank & Trust. The Company paid $600,000 to settle the net assets acquired. Summary information regarding the effect of the sale on the balance sheet is presented below. In addition, the Company received $60.0 million in trust assets that are not included in these financial statements.
                                                                     Amount
                                                                  ------------
Assets:                                                          (in thousands)
 Equipment                                                        $         30
 Intangible assets                                                         572
Liabilities:
 Other liabilities                                                $          2

REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Lakeland Financial Corporation
Warsaw, Indiana

         We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation ("Company") and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


                                                   Crowe Chizek and Company LLC
South Bend, Indiana
January 9, 2004

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2003. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information appearing in the definitive Proxy Statement, dated as of March 5, 2004, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

         The information appearing in the definitive Proxy Statement, dated as of March 5, 2004, is incorporated herein by reference in response to this item. The sections in the Proxy Statement marked "Report of the Compensation Committee on Executive Compensation", "Stock Price Performance" and "Audit Committee Report" are furnished for the information of the Commission and are not deemed to be "filed" as part of the Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing in the definitive Proxy Statement, dated as of March 5, 2004, is incorporated herein by reference in response to this item.

Equity Compensation Plan Information

         The table below sets forth the following information as of December 31, 2003 for (i) all compensation plans previously approved by the Company's shareholders and (ii) all compensation plans not previously approved by the Company's shareholders:
       (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

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


==================================================================================================================================

                                               EQUITY COMPENSATION PLAN INFORMATION

----------------------------------------------------------------------------------------------------------------------------------
                                       Number of securities to be
            Plan category               issued upon exercise of        Weighted-average exercise     Number of securities remaining
                                          outstanding options        price of outstanding options     available for future issuance
==================================================================================================================================

Equity compensation plans approved
by security holders...............                   521,475                       19.12                          57,765
----------------------------------------------------------------------------------------------------------------------------------

Equity compensation plans not
approved by security holders......                         0                        0.00                               0

----------------------------------------------------------------------------------------------------------------------------------

Total.............................                   521,475                       19.12                          57,765

==================================================================================================================================

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing in the definitive Proxy Statement, dated as of March 5, 2004, is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The information appearing in the definitive proxy statement, dated as of March 5, 2004, is incorporated herein by reference in response to this item.



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

         3.2                        Bylaws of Lakeland                                  Exhibit 3(ii) to the Company's
                                    Financial Corporation                               Form 10-Q for the quarter
                                                                                        ended June 30, 1996

         4.1                        Form of Common Stock Certificate                    Attached hereto

        10.1                        Lakeland Financial                                  Exhibit 4.3 to the Company's
                                    Corporation 1997 Share                              Form S-8 filed with the
                                    Incentive Plan                                      Commission on April 15, 1998

        10.3                        Form of Indenture for Trust Preferred               Attached hereto
                                    Issuance

        10.4                        Lakeland Financial Corporation 401(k)               Exhibit 10.1 to the Company's Form S-8
                                    Plan                                                filed with the Commission on October
                                                                                        23, 2000

        10.5                        Amended and Restated Lakeland Financial             Exhibit 10.5 to the  Company's Form
                                    Corporation Director's Fee Deferral Plan            10-K for the fiscal year ended December
                                                                                        31, 2002

        21.0                        Subsidiaries                                        Attached hereto

        23.1                        Report of Independent Auditors                      Item 8 herein

        31.1                        Certification of Chief Executive Officer            Attached hereto
                                    Pursuant to Rule 13a-14(a)/15d-14(a)

        31.2                        Certification of Chief Financial Officer            Attached hereto
                                    Pursuant to Rule 13a-14(a)/15d-14(a)

        32.1                        Certification of Chief Executive Officer            Attached hereto
                                    Pursuant to 18 U.S.C. Section 1350, as
                                    adopted Pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002

        32.2                        Certification of Chief Executive Officer            Attached hereto
                                    Pursuant to 18 U.S.C. Section 1350, as
                                    adopted Pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

                  A report on Form 8-K was filed on October 15, 2003 under
      Item 12 which reported the Company's third quarter financial information in the form of a press release.

                  A report on Form 8-K was filed on January 15, 2004 under
      Item 12 which reported the Company's fourth quarter and fiscal year financial information in the form of a press release.

                                  SIGNATURES


         Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        LAKELAND FINANCIAL CORPORATION



Date: February 25, 2004                     By    /s/ Michael L. Kubacki
                                                  Michael L. Kubacki, Chairman

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                     Title                      Date

/s/ Michael L. Kubacki
Michael L. Kubacki           Principal Executive Officer     February 25, 2004
                             and Director


/s/ David M. Findlay
David M. Findlay             Principal Financial Officer     February 25, 2004


/s/ Teresa A. Bartman
Teresa A. Bartman            Principal Accounting Officer    February 25, 2004



Robert E. Bartels, Jr        Director                        February 25, 2004


/s/ L. Craig Fulmer
L. Craig Fulmer              Director                        February 25, 2004


/s/ Allan J. Ludwig
Allan J. Ludwig              Director                        February 25, 2004


/s/ Charles E. Niemier
Charles E. Niemier           Director                        February 25, 2004


/s/ Emily E. Pichon
Emily E. Pichon              Director                        February 25, 2004


/s/ Richard L. Pletcher
Richard L. Pletcher          Director                        February 25, 2004

Steven D. Ross               Director                        February 25, 2004



Donald B. Steininger         Director                        February 25, 2004



Terry L. Tucker              Director                        February 25, 2004



M. Scott Welch               Director                        February 25, 2004

                                                                    Exhibit 21

                                 Subsidiaries

1. Lake City Bank, Warsaw, Indiana, a banking corporation organized under the laws of the State of Indiana.

2. Lakeland Statutory Trust II, a statutory business trust formed under Connecticut law.

3. LCB Investments Limited, a subsidiary of Lake City Bank formed under the laws of Bermuda to manage a portion of the Bank's investment portfolio.