Form 10-Q
period 2004-03-31
LAKELAND FINANCIAL CORP
filed 2004-05-06
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004

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
                                YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                      Outstanding at April 30, 2004
Common Stock, No Par Value                      5,822,171

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
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 25

Form 10-Q Signature Page. . . . . . . . . . . . . . . . . . . . . . 26



                                                      Part 1
                                          LAKELAND FINANCIAL CORPORATION
                                           ITEM 1 - FINANCIAL STATEMENTS


                                          LAKELAND FINANCIAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                    As of March 31, 2004 and December 31, 2003
                                                  (in thousands)

                                                   (Page 1 of 2)

                                                                                      March 31,    December 31,
                                                                                        2004           2003
                                                                                    ------------   ------------
                                                                                     (Unaudited)
ASSETS
Cash and cash equivalents:
  Cash and due from banks                                                           $     50,651   $     52,297
  Short-term investments                                                                   6,823          5,144
                                                                                    ------------   ------------
     Total cash and cash equivalents                                                      57,474         57,441

Securities available-for-sale:
  U. S. Treasury and government agency securities                                         19,641         17,280
  Mortgage-backed securities                                                             211,988        211,142
  State and municipal securities                                                          53,322         52,945
                                                                                    ------------   ------------
     Total securities available-for-sale
     (carried at fair value)                                                             284,951        281,367

Real estate mortgages held-for-sale                                                        3,513          3,431

Loans:
  Total loans                                                                            884,499        870,882
  Less: Allowance for loan losses                                                         10,477         10,234
                                                                                    ------------   ------------
     Net loans                                                                           874,022        860,648

Land, premises and equipment, net                                                         25,976         26,157
Accrued income receivable                                                                  5,173          5,010
Goodwill                                                                                   4,970          4,970
Other intangible assets                                                                    1,406          1,460
Other assets                                                                              28,444         30,930
                                                                                    ------------   ------------
     Total assets                                                                   $  1,285,929   $  1,271,414
                                                                                    ============   ============

                                                    (Continued)


                                          LAKELAND FINANCIAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                    As of March 31, 2004 and December 31, 2003
                                (in thousands except for share and per share data)

                                                   (Page 2 of 2)

                                                                                      March 31,    December 31,
                                                                                        2004           2003
                                                                                    ------------   ------------
                                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest bearing deposits                                                      $    197,977   $    185,734
  Interest bearing deposits                                                              808,834        740,657
                                                                                    ------------   ------------
     Total deposits                                                                    1,006,811        926,391

Short-term borrowings:
  Federal funds purchased                                                                 16,000         24,000
  Securities sold under agreements
    to repurchase                                                                         86,511        102,601
  U.S. Treasury demand notes                                                               2,303          3,160
  Other borrowings                                                                        10,000         55,000
                                                                                    ------------   ------------
     Total short-term borrowings                                                         114,814        184,761

Accrued expenses payable                                                                   7,626          7,804
Other liabilities                                                                          1,513          1,461
Long-term borrowings                                                                      30,046         30,047
Subordinated debentures                                                                   30,928         30,928
                                                                                    ------------   ------------
     Total liabilities                                                                 1,191,738      1,181,392

STOCKHOLDERS' EQUITY
Common stock: No par value, 90,000,000 shares authorized,
  5,849,494 shares issued and 5,817,474 outstanding as of
  March 31, 2004, and 5,834,744 shares issued and 5,788,263
  outstanding at December 31, 2003                                                         1,453          1,453
Additional paid-in capital                                                                10,700         10,509
Retained earnings                                                                         82,534         80,260
Accumulated other comprehensive income (loss)                                                169         (1,282)
Treasury stock, at cost                                                                     (665)          (918)
                                                                                    ------------   ------------
     Total stockholders' equity                                                           94,191         90,022
                                                                                    ------------   ------------

     Total liabilities and stockholders' equity                                     $  1,285,929   $  1,271,414
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.



                                          LAKELAND FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                For the Three Months Ended March 31, 2004 and 2003
                                (in thousands except for share and per share data)

                                                    (Unaudited)

                                                   (Page 1 of 2)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    ---------------------------
                                                                                        2004           2003
                                                                                    ------------   ------------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans: Taxable                                                 $     11,316   $     11,833
                            Tax exempt                                                        68             63
                                                                                    ------------   ------------
   Total loan income                                                                      11,384         11,896
Short-term investments                                                                        28             27
Securities:
 U.S. Treasury and government agency securities                                              157            170
 Mortgage-backed securities                                                                2,022          2,932
 State and municipal securities                                                              584            428
                                                                                    ------------   ------------
   Total interest and dividend income                                                     14,175         15,453

INTEREST EXPENSE
----------------
Interest on deposits                                                                       3,031          3,786
Interest on short-term borrowings                                                            346            340
Interest on long-term debt                                                                   590            776
                                                                                    ------------   ------------
   Total interest expense                                                                  3,967          4,902
                                                                                    ------------   ------------
NET INTEREST INCOME                                                                       10,208         10,551
-------------------
Provision for loan losses                                                                    252            667
                                                                                    ------------   ------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                                                  9,956          9,884
-------------------------                                                           ------------   ------------
NONINTEREST INCOME
------------------
Trust and brokerage fees                                                                     739            610
Service charges on deposit accounts                                                        1,657          1,664
Credit card fee income                                                                       500            360
Other income (net)                                                                           944            673
Net gains on the sale of real estate mortgages
  held-for-sale                                                                              320          1,079
                                                                                    ------------   ------------
   Total noninterest income                                                                4,160          4,386

NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                                                             4,925          4,705
Occupancy and equipment expense                                                            1,017          1,362
Data processing expense                                                                      595            583
Credit card interchange                                                                      290            196
Other expense                                                                              2,081          2,125
                                                                                    ------------   ------------
   Total noninterest expense                                                               8,908          8,971



                                                    (Continued)



                                          LAKELAND FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                For the Three Months Ended March 31, 2004 and 2003
                                (in thousands except for share and per share data)

                                                    (Unaudited)

                                                   (Page 2 of 2)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    ---------------------------
                                                                                        2004           2003
                                                                                    ------------   ------------
INCOME BEFORE INCOME TAX EXPENSE                                                           5,208          5,299
--------------------------------
Income tax expense                                                                         1,706          1,784
                                                                                    ------------   ------------
NET INCOME                                                                          $      3,502   $      3,515
----------                                                                          ============   ============
Other comprehensive income (loss), net of tax:
  Unrealized gain/(loss) on available-
    for-sale securities                                                                    1,451         (1,325)
                                                                                    ------------   ------------

TOTAL COMPREHENSIVE INCOME                                                          $      4,953   $      2,190
                                                                                    ============   ============


AVERAGE COMMON SHARES OUTSTANDING FOR BASIC EPS                                        5,842,946      5,813,984

BASIC EARNINGS PER COMMON SHARE                                                     $       0.60   $       0.60
-------------------------------                                                     ============   ============
AVERAGE COMMON SHARES OUTSTANDING FOR DILUTED EPS                                      6,052,537      5,957,134

DILUTED EARNINGS PER SHARE                                                          $       0.58   $       0.59
--------------------------                                                          ============   ============

The accompanying notes are an integral part of these consolidated financial statements.



                                          LAKELAND FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the Three Months Ended March 31, 2004 and 2003
                                                  (in thousands)

                                                    (Unaudited)

                                                   (Page 1 of 2)
                                                                                        2004           2003
                                                                                    ------------   ------------
Cash flows from operating activities:
  Net income                                                                        $      3,502   $      3,515
                                                                                    ------------   ------------
Adjustments to reconcile net income to net cash
  from operating activities:

  Depreciation                                                                               460            540
  Provision for loan losses                                                                  252            667
  Amortization of intangible assets                                                           54             44
  Amortization of mortgage servicing rights                                                  147            215
  Impairment of mortgage servicing rights                                                    159            141
  Loans originated for sale                                                              (13,448)       (37,514)
  Net gain on sale of loans                                                                 (320)        (1,079)
  Proceeds from sale of loans                                                             13,594         41,710
  Net loss on sale of premises and equipment                                                  25              0
  Net securities amortization                                                                822            376
  Stock compensation expense                                                                  33              0
  Earnings on life insurance                                                                (151)          (168)
  Net change:
    Income receivable                                                                       (163)          (125)
    Accrued expenses payable                                                                (215)          (163)
    Other assets                                                                           1,814           (397)
    Other liabilities                                                                         52          1,646
                                                                                    ------------   ------------
     Total adjustments                                                                     3,115          5,893
                                                                                    ------------   ------------
        Net cash from operating activities                                                 6,617          9,408
                                                                                    ------------   ------------
Cash flows from investing activities:
  Proceeds from maturities, sales and calls of securities available-for-sale              14,049         32,928
  Purchases of securities available-for-sale                                             (16,205)       (37,451)
  Purchase of life insurance                                                                 (91)             0
  Net increase in total loans                                                            (13,626)        (4,713)
  Proceeds from sales of land, premises and equipment                                         26              0
  Purchase of land, premises and equipment                                                  (330)          (383)
                                                                                    ------------   ------------
        Net cash from investing activities                                               (16,177)        (9,619)
                                                                                    ------------   ------------
                                                    (Continued)


                                          LAKELAND FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the Three Months Ended March 31, 2004 and 2003
                                                  (in thousands)

                                                    (Unaudited)

                                                   (Page 2 of 2)
                                                                                        2004           2003
                                                                                    ------------   ------------
Cash flows from financing activities:
  Net increase in total deposits                                                    $     80,420   $     48,169
  Proceeds from short-term borrowings                                                  5,548,834      6,464,530
  Payments on short-term borrowings                                                   (5,618,781)    (6,538,161)
  Payments on long-term borrowings                                                            (1)            (1)
  Dividends paid                                                                          (1,109)          (988)
  Proceeds from stock options exercise                                                       312              0
  (Purchase) sale of treasury stock                                                          (82)            47
                                                                                    ------------   ------------
        Net cash from financing activities                                                 9,593        (26,404)
                                                                                    ------------   ------------
  Net decrease in cash and cash equivalents                                                   33        (26,615)

Cash and cash equivalents at beginning of the period                                      57,441         87,149
                                                                                    ------------   ------------
Cash and cash equivalents at end of the period                                      $     57,474   $     60,543
                                                                                    ============   ============
Cash paid during the period for:
  Interest                                                                          $      3,392   $      4,312
                                                                                    ============   ============
  Income taxes                                                                      $          0   $         25
                                                                                    ============   ============
Loans transferred to other real estate                                              $          0   $         65
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2004

                                  (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     This report is filed for Lakeland Financial Corporation (the "Company") and its wholly-owned subsidiary, Lake City Bank (the "Bank"). All significant inter-company balances and transactions have been eliminated in consolidation. Also included is the Bank's wholly-owned subsidiary, LCB Investments Limited ("LCB Investments").

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The 2003 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2.  EARNINGS PER SHARE

     Basic earnings per common share is based upon weighted-average common shares outstanding. Diluted earnings per share show the dilutive effect of additional common shares issueable.

     Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income at the time of grant, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. No additional options were granted in the first three months of 2004. Had compensation cost for stock options been recorded in the financial statements, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.

                                                    Three Months Ended
                                                         March 31,
                                                    2004           2003
                                                  ---------     ----------
Net income (in thousands) as reported             $   3,502     $    3,515
Deduct: stock-based compensation expense
determined under fair value based method                105            118
                                                  ---------     ----------
Pro forma net income                              $   3,397     $    3,397
                                                  =========     ==========
Basic earnings per common share as reported       $    0.60     $     0.60
Pro forma basic earnings per share                $    0.58     $     0.58
Diluted earnings per share as reported            $    0.58     $     0.59
Pro forma diluted earnings per share              $    0.56     $     0.57

     The common shares outstanding for the stockholders' equity section of the consolidated balance sheet at March 31, 2004 reflects the acquisition of 32,020 shares of Company common stock to offset a liability for a directors' deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.


NOTE 3.  LOANS
                                                 March 31,   December 31,
                                                   2004          2003
                                               ------------  ------------
                                                     (in thousands)
Commercial and industrial loans                $    609,626  $    593,194
Agri-business and agricultural loans                 78,293        82,262
Real estate mortgage loans                           40,745        40,118
Real estate construction loans                        4,110         3,932
Installment loans and credit cards                  151,725       151,376
                                               ------------  ------------
  Total loans                                  $    884,499  $    870,882
                                               ============  ============

Impaired loans                                 $      3,468  $      3,039

Non-performing loans                           $      4,208  $      3,744

NOTE 4.  EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

Three months ended March 31:

                                Pension Benefits     SERP Benefits
                                ----------------     -------------
                                   2004   2003        2004   2003
                                   ----   ----        ----   ----
Service cost                       $  0   $  0        $  0   $  0
Interest cost                        37     39          20     23
Expected return on plan assets      (31)   (35)        (25)   (24)
Recognized net actuarial loss        10      7           9      7
                                   ----   ----        ----   ----
  Net pension expense              $ 16   $ 11        $  4   $  6
                                   ====   ====        ====   ====

     The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $299,000 to its pension plan and $119,000 to its SERP plan in 2004. As of March 31, 2004, $119,000 had been contributed to the SERP plan and $0 to the pension plan. The Company presently anticipates contributing $299,000 to its pension plan in 2004.

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

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                                March 31, 2004

OVERVIEW

     Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in northern Indiana. The Company earned $3.5 million for the first three months of 2004, which is nearly unchanged versus the comparable period of 2003. Earnings were positively impacted by a $415,000 decrease in the provision for loan losses and a $63,000 decrease in noninterest expense. Offsetting these positive impacts were decreases of $343,000 in net interest income and $226,000 in noninterest income. Basic earnings per share were $0.60 per share in the first quarters of both 2004 and 2003. Diluted earnings per share reflect the potential dilutive impact of stock options granted under an employee stock option plan. Diluted earnings per share for the first three months of 2004 were $0.58 per share, versus $0.59 per share for the first three months of 2003.


RESULTS OF OPERATIONS

Net Interest Income

     For the three-month period ended March 31, 2004, net interest income totaled $10.2 million, a decrease of 3.3%, or $343,000 versus the first three months of 2003. Net interest income decreased in the three-month period of 2004 versus the comparable period of 2003, primarily due to a 33 basis point decline in the net interest margin to 3.60% in the three-month period ended March 31, 2004 versus the comparable period of 2003. For the three-month period ended March 31, 2004, average earning assets increased by $63.4 million, or 5.7%, to $1.177 billion, and average noninterest bearing demand deposits increased by $29.8 million, or 18.9%, to $186.9 million, versus the same period in 2003.

     During the first three months of 2004, total interest and dividend income decreased by $1.3 million, or 8.3% to $14.2 million, versus $15.5 million during the same three months of 2003. The tax equivalent yield on average earning assets decreased by 69 basis points to 5.0% for the three-month period ended March 31, 2004 versus the same period of 2003.

     The average daily loan balances for the first three months of 2004 increased 6.5% to $883.7 million, over the average daily loan balances of $829.6 million for the same period of 2003. During the same period, loan interest income declined by $512,000, or 4.3%, to $11.4 million. The decrease was the result of a 54 basis point decrease in the tax equivalent yield on loans to 5.2% from 5.7% in the first three months of 2003.

     The average daily securities balances for the first three months of 2004 increased $6.9 million, or 2.5%, to $282.1 million, versus $275.2 million for the same period of 2003. During the same periods, income from securities declined by $767,000, or 21.7%, to $2.8 million versus $3.5 million during the first three months of 2003. The decrease was primarily the result of a 116 basis point decline in the tax equivalent yields on securities, to 4.4% versus 5.5% in the first three months of 2003.

     Total interest expense decreased $935,000, or 19.1%, to $4.0 million for the three-month period ended March 31, 2004, from $4.9 million for the comparable period in 2003. The decrease was primarily the result of a 43 basis point decrease in the Company's daily cost of funds to 1.35%, versus 1.78% for the same period of 2003. On an average daily basis, total deposits (including demand deposits) increased $34.6 million, or 3.7%, to $968.7 million for the three-month period ended March 31, 2004, versus $934.1 million in the same period in 2003. On an average daily basis, noninterest bearing demand deposits increased $29.8 million, or 18.9% for the three-month period ended March 31, 2004, versus the same period in 2003. When comparing the three months ended March 31, 2004 with the same period of 2003, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, decreased $97.0 million and the rate paid on such accounts declined by 11 basis points versus the same period in 2003. Management believes that it is critical to grow demand deposit accounts in both the dollar volume and total number of accounts. These accounts typically provide the Company with opportunities to expand into ancillary activities for both retail and commercial customers. In addition, they represent low cost deposits. Furthermore, the Company is focused on growing transaction money market accounts which also provide a reasonable cost of funds and generally represent relationship accounts. Average daily balances of borrowings increased $32.7 million, or 18.3%, to $212.0 million for the three months ended March 31, 2004 versus $179.2 million for the same period in 2003. The rate on borrowings decreased 73 basis points when comparing the three-month period of 2004 with the same period of 2003. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 6.1% for the three-month period ended March 31, 2004 versus the same period in 2003. The following tables set forth consolidated information regarding average balances and rates.



                                              DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                         INTEREST RATES AND INTEREST DIFFERENTIAL
                                                                (in thousands of dollars)
                                                                           Three Months Ended March 31,
                                                    ----------------------------------------------------------------------------
                                                                   2004                                     2003
                                                    ------------------------------------       ---------------------------------
                                                     Average      Interest                       Average   Interest
                                                     Balance       Income     Yield (1)          Balance     Income    Yield (1)
                                                    ----------   ----------   ----------       ----------  ----------  ---------
 ASSETS
 Earning assets:
   Loans:
     Taxable (2)(3)                               $    875,479  $   11,319        5.20 %    $     822,839 $    11,833     5.83 %
     Tax exempt (1)                                      8,212          96        4.70              6,808          83     4.94
   Investments: (1)
     Available for sale                                282,053       3,058        4.36            275,204       3,746     5.52
   Short-term investments                                8,177          19        0.93              4,928          15     1.23
   Interest bearing deposits                             3,007           9        1.20              3,729          12     1.31

                                                    ----------  ----------                     ----------  ----------
 Total earning assets                                1,176,928      14,501        4.95 %        1,113,508      15,689     5.71 %

 Nonearning assets:
   Cash and due from banks                              47,768           0                         42,975           0
   Premises and equipment                               26,064           0                         24,785           0
   Other nonearning assets                              41,015           0                         40,493           0
   Less allowance for loan loss losses                 (10,362)          0                         (9,619)          0

                                                    ----------  ----------                     ----------    --------
 Total assets                                     $  1,281,413  $   14,501                  $   1,212,142   $  15,689
                                                    ==========  ==========                     ==========    ========

(1)  Tax exempt  income was  converted to a fully  taxable  equivalent basis at a 35 percent tax rate for 2004 and 2003.  The tax equivalent rate for tax exempt loans and tax exempt  securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)  Loan fees,  which are immaterial in relation to total taxable loan interest income for the three months ended March 31, 2004 and 2003, are included as taxable loan interest income.

(3)  Nonaccrual loans are included in the average balance of taxable loans.




                                               DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                      INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                                  (in thousands of dollars)


                                                                            Three Months Ended March 31,
                                                    -----------------------------------------------------------------------------
                                                                    2004                                   2003
                                                    -----------------------------------        ----------------------------------
                                                      Average     Interest                      Average     Interest
                                                      Balance     Expense       Yield           Balance     Expense      Yield
                                                    ----------   ---------    ----------       ----------  ----------  ----------
 LIABILITIES AND STOCKHOLDERS'
  EQUITY
 Interest bearing liabilities:
   Savings deposits                               $     64,953  $       28        0.17 %    $      56,720 $        69     0.49 %
   Interest bearing checking accounts                  346,328         738        0.86            252,626         757     1.22
   Time deposits:
     In denominations under $100,000                   205,378       1,440        2.82            208,952       1,684     3.27
     In denominations over $100,000                    165,164         825        2.01            258,633       1,276     2.00
   Miscellaneous short-term borrowings                 150,989         346        0.92            127,268         340     1.08
   Long-term borrowings                                 60,974         590        3.89             51,966         776     6.06

                                                    ----------  ----------                     ----------  ----------
 Total interest bearing liabilities                    993,786       3,967        1.61 %          956,165        4,902    2.08 %


 Noninterest bearing liabilities
  and stockholders' equity:
   Demand deposits                                     186,901           0                        157,147           0
   Other liabilities                                     8,282           0                         13,241           0
   Stockholders' equity                                 92,444           0                         85,589           0
 Total liabilities and stockholders'                ----------  ----------                     ----------  ----------
  equity                                          $  1,281,413  $    3,967                  $   1,212,142 $     4,902
                                                    ==========  ==========                     ==========  ==========

 Net interest differential - yield on
   average daily earning assets                                 $   10,534        3.60 %                  $    10,787     3.93 %
                                                                ==========                                 ==========


Provision for Loan Losses

     Based on management's review of the adequacy of the allowance for loan losses, a provision for losses on loans of $252,000 was recorded during the three-month period ended March 31, 2004, versus $667,000 recorded during the same period of 2003. The decrease in the provision for loan losses for the three-month periods reflected a number of factors, including the amount and status of impaired loans, the amount and status of past due accruing loans (90 days or more), the level of charge-offs, and management's overall view on current credit quality, as discussed in more detail below in the analysis relating to the Company's financial condition.

Noninterest Income

     Noninterest income decreased by $226,000 to $4.2 million in the first quarter of 2004 from $4.4 million during the same period of 2003. Noninterest income categories for the three-month periods ended March 31, 2004 and 2003 are shown in the following table:

                                                    Three Months ended
                                                         March 31,
                                            ----------------------------------
                                                                      Percent
                                               2004        2003       Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Trust and brokerage fees                    $      739  $      610      21.2 %
Service charges on deposits                      1,657       1,664      (0.4)
Credit card fee income                             500         360      38.9
Other income (net)                                 944         673      40.3
Net gains on the sale of real estate
  mortgages held-for-sale                          320       1,079     (70.3)
                                            ----------  ----------  ----------
     Total noninterest income               $    4,160  $    4,386      (5.2)%
                                            ==========  ==========  ==========

     Trust fees increased $151,000 in the three-month period ended March 31, 2004 versus the same period in 2003. The increase in 2004 was primarily in living trust, agency, IRA and employee benefit plan fees, and was derived principally from the Company's December 1, 2003 acquisition of Indiana Capital Management. Brokerage fees decreased $22,000 in the three-month period ended March 31, 2004 versus the same period in 2003.

     Credit card fee income increased by $140,000, or 38.9% in the three-month period ended March 31, 2004 versus the same period in 2003. The increase was driven by higher volume activity in interchange and merchant fee income.

     Other income consists of normal recurring fee income such as mortgage service fees, insurance income and fees, valuation of mortgage servicing rights and safe deposit box rent, as well as other income that management classifies as non-recurring. Other income increased $271,000 in the three-month period ended March 31, 2004 versus the same period of 2003. The primary driver behind the increase was a $166,000 increase in operating lease income.

     The decrease in profits from the sale of mortgages reflected a decrease in the volume of mortgages sold during the three-month period ended March 31, 2004 versus the same period in 2003. During the first three months of 2004, the Company sold $13.3 million in mortgages versus $40.9 million in the comparable period of 2003. The decrease in volume in 2004 was primarily the result of rising mortgage rates during the second half of 2003, the effects of which, in the form of decreased mortgage refinance activity and decreased demand for home mortgages, have carried over to 2004. Although mortgage rates have fallen somewhat during the first quarter of 2004, management does not expect that the high level of mortgage sales gains experienced during 2003 will be repeated during 2004.

Noninterest Expense

     Noninterest expense decreased by $63,000 to $8.9 million in the first quarter of 2004 from $9.0 million in the same period of 2003. Noninterest expense categories for the three-month period ended March 31, 2004, and 2003 are shown in the following table:

                                                  Three Months Ended
                                                       March 31,
                                            ----------------------------------
                                                                      Percent
                                               2004        2003        Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Salaries and employee benefits              $    4,925  $    4,705       4.7 %
Occupancy and equipment expense                  1,017       1,362     (25.3)
Data processing expense                            595         583       2.1
Credit card interchange                            290         196      48.0
Other expense                                    2,081       2,125      (2.1)
                                            ----------  ----------  ----------
     Total noninterest expense              $    8,908  $    8,971      (0.7)%
                                            ==========  ==========  ==========

     The increase in salaries and employee benefits reflected normal salary increases, increases related to the employee 401(k) plan and incentive compensation plan and higher health care costs. Total employees remained stable with 469 at March 31, 2004, compared to 463 at March 31, 2003.

     The decrease in occupancy and equipment expense reflected lower property taxes, as well as lower depreciation expense due to the fact that much of the equipment purchased for significant technology upgrades in 1998 and 1999 and to ensure no interruption from Year 2000 issues are now fully depreciated.

     Credit card interchange fees increased by $94,000 during the first quarter of 2004, due to an increase in processing costs charged by VISA and increased credit card usage by Bank customers during that period versus the first quarter of 2003.

     Other expense includes corporate and business development, data processing fees, telecommunications, postage, and professional fees such as legal, accounting, and directors' fees. Other expense decreased slightly in the three-month period ended March 31, 2004 versus the comparable period in 2003.

Income Tax Expense

     Income tax expense decreased $78,000, or 4.4%, for the first three months of 2004, compared to the same period in 2003. The combined state franchise tax expense and the federal income tax expense as a percentage of income before income tax expense decreased to 32.8% during the first three months of 2004 compared to 33.7% during the same period in 2003.


FINANCIAL CONDITION

     Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances which could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments and the valuation of mortgage servicing rights. The Company's critical accounting policies are discussed in detail in the Annual Report for the year ended December 31, 2003 (incorporated by reference as part of the Company's 10-K filing) in Note 1 of the Notes to the Consolidated Financial Statements.

     Total assets of the Company were $1.286 billion as of March 31, 2004, an increase of $14.5 million, or 1.1%, when compared to $1.271 billion as of December 31, 2003.

     Total cash and cash equivalents increased by $33,000, or 0.01%, to $57.5 million at March 31, 2004 from $57.4 million at December 31, 2003.

     Total securities available-for-sale increased by $3.6 million, or 1.3%, to $285.0 million at March 31, 2004 from $281.4 million at December 31, 2003. The increase was a result of securities purchases totaling $16.2 million as well as a $2.2 million increase in the fair market value of the securities. The market value increase was driven by the declining interest rate environment during the first quarter of 2004. These increases were offset by a number of transactions in the securities portfolio. Paydowns of $13.7 million were received, and the amortization of premiums, net of the accretion of discounts, was $822,000. Maturities and calls of securities totaled $293,000. The investment portfolio is managed to limit the Company's exposure to risk by containing mostly CMO's and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

     Real estate mortgages held-for-sale increased by $82,000, or 2.4%, to $3.5 million at March 31, 2004 from $3.4 million at December 31, 2003. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the three months ended March 31, 2004, $13.4 million in real estate mortgages were originated for sale and $13.3 million in mortgages were sold.

     Total loans, excluding real estate mortgages held-for-sale, increased by $13.6 million, or 1.6%, to $884.5 million at March 31, 2004 from $870.9 million at December 31, 2002. The mix of loan types within the Company's portfolio was unchanged, reflecting 78% commercial, 5% real estate and 17% consumer loans at both March 31, 2004 and December 31, 2003.

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

     Loans are charged against the allowance for loan losses when management believes that the uncollectibility of the principal is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable losses relating to specifically identified loans based on an evaluation as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined based on the application of loss percentages to graded loans by categories. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans - substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At March 31, 2004, on the basis of management's review of the loan portfolio, the Company had $38.0 million of assets classified special mention, $27.1 million classified as substandard, $1.2 million classified as doubtful and $0 classified as loss as compared to $41.9 million, $27.7 million, $869,000 and $0 at December 31, 2003.

     Allowance estimates are developed by management in consultation with regulatory authorities, taking into account actual loss experience, and are adjusted for current economic conditions. Allowance estimates are considered a prudent measurement of the risk in the Company's loan portfolio and are applied to individual loans based on loan type. In accordance with FASB
Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The following table summarizes the loan loss reserve and nonperforming assets at March 31, 2004 and March 31, 2003.

                                                 March 31,        March 31,
                                                   2004             2003
                                              --------------   --------------
                                                      (in thousands)
ALLOWANCE FOR LOAN LOSSES:
Beginning balance, January 1                  $       10,234   $        9,533
Provision for loan losses, year-to-date                  252              667
Loans charged-off, year-to-date                         (100)            (494)
Recoveries, year-to-date                                  91               36
                                              --------------   --------------
Ending balance                                $       10,477   $        9,742
                                              ==============   ==============

NONPERFORMING ASSETS:
Nonaccrual loans                              $          997   $        5,208
Loans past due over 90 days and accruing               3,211            3,386
Other real estate                                        277              109
Repossessions                                             39               62
                                              --------------   --------------
Total nonperforming assets                    $        4,524   $        8,765
                                              ==============   ==============


     Total impaired loans increased by $429,000 to $3.5 million at March 31, 2004 from $3.0 million at December 31, 2003. The increase in the impaired loans category resulted primarily from the addition of one commercial credit and one mortgage loan to the impaired category. The impaired loan total includes $626,000 in nonaccrual loans. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

     Total deposits increased by $80.4 million, or 8.7%, to $1.007 billion at March 31, 2004 from $926.4 million at December 31, 2003. The increase resulted from increases of $107.3 million in certificates of deposit, $12.2 million in demand deposits, $11.3 million in Investors' Money Market accounts and $5.1 million in savings accounts. Offsetting these increases were declines of $40.0 million in NOW accounts, and $15.5 million in money market accounts.

     Total short-term borrowings decreased by $70.0 million, or 37.9%, to $114.8 million at March 31, 2004 from $184.8 million at December 31, 2003. The decrease resulted from declines of $45.0 million in other borrowings, primarily short-term advances from the Federal Home Loan Bank of Indianapolis, $16.1 million in securities sold under agreements to repurchase and $8.0 million in federal funds purchased.

     Total stockholders' equity increased by $4.2 million, or 4.6%, to $94.2 million at March 31, 2004 from $90.0 million at December 31, 2003. Net income of $3.5 million, less dividends of $1.2 million, plus the increase in the accumulated other comprehensive income of $1.5 million, plus $444,000 for stock issued through options exercised and stock options expense, minus $82,000 for the cost of treasury stock purchased, comprised most of this increase.

     The Federal Deposit Insurance Corporation's risk based capital regulations require that all banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Company's ratios continue to be above "well capitalized" levels. As of March 31, 2004, the Company's Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio were 9.2%, 12.0% and 13.0%, respectively.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rate risk represents the Company's primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2003. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company's needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At March 31, 2004, the Company's potential pretax exposure was within the Company's policy limit, and not significantly different from December 31, 2003.

ITEM 4 - CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2004. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

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

                                March 31, 2004

                          Part II - Other Information

Item 1. Legal proceedings
        -----------------
        There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------
        The following table provides information as of March 31, 2004 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

                   Issuer Purchases of Equity Securities(a)

                                      Total Number of          Maximum Number
                                      Shares Purchased     of Shares that May
               Number   Average    as part of Publicly       Yet Be Purchased
             of Shares  Price Paid     Announced Plans      Under the Plan or
Period       Purchased  Per Share       or Programs              Programs
-------     ----------   -------          ---------           -----------
January 1-31     1,968   $ 36.42                 0                      0
February 1-29        0   $     0                 0                      0
March 1-31           0   $     0                 0                      0
                 -----   -------          ---------           -----------
Total            1,968   $ 36.42
                 =====   =======

   (a) The shares purchased during the periods were credited to the deferred share accounts of seven non-employee directors under the Company's directors' deferred compensation plan.

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

        b. Reports

            A report on Form 8-K was filed on April 15, 2004 under Item 12 which reported the Company's first quarter financial information in the form of a press release.

            A report on Form 8-K was filed on January 15, 2004 under Item 12 which reported the Company's financial information for the fiscal year ended December 31, 2003 in the form of a press release.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                March 31, 2004

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



                        LAKELAND FINANCIAL CORPORATION
                                 (Registrant)




Date: May 3, 2004            /s/Michael L. Kubacki
                             Michael L. Kubacki - President and Chief
                             Executive Officer




Date: May 3, 2004            /s/David M. Findlay
                             David M. Findlay - Executive Vice President
                             and Chief Financial Officer




Date: May 3, 2004            /s/Teresa A. Bartman
                             Teresa A. Bartman - Vice President and
                             Controller