Form 10-Q
period 2004-06-30
LAKELAND FINANCIAL CORP
filed 2004-08-03
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004

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
                                YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                      Outstanding at July 31, 2004
Common Stock, No Par Value                      5,839,677

                        LAKELAND FINANCIAL CORPORATION

                          Form 10-Q Quarterly Report

                               Table of Contents


                                    PART I.

                                                           Page Number

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . .  1
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . 11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk 25
Item 4.  Controls and Procedures  . . . . . . . . . . . . . . . . . 26

                                   PART II.

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 29
Item 2.  Changes in Securities, Use of Proceeds and
         Issuer Purchases of Equity Securities  . . . . . . . . . . 29
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . 29
Item 4.  Submission of Matters to a Vote of Security Holders  . . . 29
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . 30
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 30

Form 10-Q Signature Page. . . . . . . . . . . . . . . . . . . . . . 32


                                                              Part 1
                                                  LAKELAND FINANCIAL CORPORATION
                                                   ITEM 1 - FINANCIAL STATEMENTS


                                                  LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                             As of June 30, 2004 and December 31, 2003
                                                          (in thousands)

                                                           (Page 1 of 2)

                                                                                      June 30,     December 31,
                                                                                        2004           2003
                                                                                    ------------   ------------
                                                                                     (Unaudited)
ASSETS
Cash and cash equivalents:
  Cash and due from banks                                                           $     60,849   $     52,297
  Short-term investments                                                                   6,095          5,144
                                                                                    ------------   ------------
     Total cash and cash equivalents                                                      66,944         57,441

Securities available-for-sale:
  U. S. Treasury and government agency securities                                         21,443         17,280
  Mortgage-backed securities                                                             204,681        211,142
  State and municipal securities                                                          51,763         52,945
                                                                                    ------------   ------------
     Total securities available-for-sale
     (carried at fair value)                                                             277,887        281,367

Real estate mortgages held-for-sale                                                        5,866          3,431

Loans:
  Total loans                                                                            929,565        870,882
  Less: Allowance for loan losses                                                         10,643         10,234
                                                                                    ------------   ------------
     Net loans                                                                           918,922        860,648

Land, premises and equipment, net                                                         25,790         26,157
Accrued income receivable                                                                  4,977          5,010
Goodwill                                                                                   4,970          4,970
Other intangible assets                                                                    1,353          1,460
Other assets                                                                              31,391         30,930
                                                                                    ------------   ------------
     Total assets                                                                   $  1,338,100   $  1,271,414
                                                                                    ============   ============

                                                    (Continued)


                                          LAKELAND FINANCIAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                     As of June 30, 2004 and December 31, 2003
                                (in thousands except for share and per share data)

                                                   (Page 2 of 2)

                                                                                      June 30,     December 31,
                                                                                        2004           2003
                                                                                    ------------   ------------
                                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest bearing deposits                                                      $    210,437   $    185,734
  Interest bearing deposits                                                              811,898        740,657
                                                                                    ------------   ------------
     Total deposits                                                                    1,022,335        926,391

Short-term borrowings:
  Federal funds purchased                                                                 12,000         24,000
  Securities sold under agreements
    to repurchase                                                                         90,007        102,601
  U.S. Treasury demand notes                                                               1,662          3,160
  Other borrowings                                                                        70,000         55,000
                                                                                    ------------   ------------
     Total short-term borrowings                                                         173,669        184,761

Accrued expenses payable                                                                   6,674          7,804
Other liabilities                                                                          1,518          1,461
Long-term borrowings                                                                      10,046         30,047
Subordinated debentures                                                                   30,928         30,928
                                                                                    ------------   ------------
     Total liabilities                                                                 1,245,170      1,181,392

STOCKHOLDERS' EQUITY
Common stock: No par value, 90,000,000 shares authorized,
  5,873,244 shares issued and 5,841,021 outstanding as of
  June 30, 2004, and 5,834,744 shares issued and 5,788,263
  outstanding at December 31, 2003                                                         1,453          1,453
Additional paid-in capital                                                                11,304         10,509
Retained earnings                                                                         84,647         80,260
Accumulated other comprehensive loss                                                      (3,803)        (1,282)
Treasury stock, at cost                                                                     (671)          (918)
                                                                                    ------------   ------------
     Total stockholders' equity                                                           92,930         90,022
                                                                                    ------------   ------------

     Total liabilities and stockholders' equity                                     $  1,338,100   $  1,271,414
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


                                          LAKELAND FINANCIAL CORPORATION
                                         CONSOLIDATED STATEMENTS OF INCOME
                         For the Three Months and Six Months Ended June 30, 2004 and 2003
                                (in thousands except for share and per share data)

                                                    (Unaudited)

                                                   (Page 1 of 2)

                                                          Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                      ---------------------------   ---------------------------
                                                          2004           2003           2004           2003
                                                      ------------   ------------   ------------   ------------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans: Taxable                   $     11,587   $     12,077   $     22,903   $     23,910
                            Tax exempt                          71             66            139            129
                                                      ------------   ------------   ------------   ------------
   Total loan income                                        11,658         12,143         23,042         24,039
Short-term investments                                          21             58             49             85
Securities:
 U.S. Treasury and government agency securities                186            145            343            315
 Mortgage-backed securities                                  1,682          2,694          3,704          5,626
 State and municipal securities                                588            497          1,172            925
                                                      ------------   ------------   ------------   ------------
   Total interest and dividend income                       14,135         15,537         28,310         30,990

INTEREST EXPENSE
----------------
Interest on deposits                                         3,101          3,702          6,132          7,488
Interest on short-term borrowings                              352            313            698            653
Interest on long-term debt                                     404            779            994          1,555
                                                      ------------   ------------   ------------   ------------
   Total interest expense                                    3,857          4,794          7,824          9,696
                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME                                         10,278         10,743         20,486         21,294
-------------------
Provision for loan losses                                      246            717            498          1,384
                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                   10,032         10,026         19,988         19,910
-------------------------                             ------------   ------------   ------------   ------------
NONINTEREST INCOME
------------------
Trust and brokerage fees                                       780            565          1,519          1,175
Service charges on deposit accounts                          1,697          1,736          3,354          3,400
Credit card fee income                                         581            466          1,081            826
Other income (net)                                           1,115            979          2,059          1,652
Net gains on sale of real estate mortgages
  held for sale                                                (27)         1,193            293          2,272
                                                      ------------   ------------   ------------   ------------
   Total noninterest income                                  4,146          4,939          8,306          9,325

NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                               4,859          5,008          9,784          9,713
Occupancy and equipment expense                              1,114          1,218          2,131          2,580
Data processing expense                                        650            690          1,245          1,273
Credit card interchange                                        343            247            633            443
Other expense                                                2,229          2,104          4,310          4,229
                                                      ------------   ------------   ------------   ------------
   Total noninterest expense                                 9,195          9,267         18,103         18,238


                                                    (Continued)


                                          LAKELAND FINANCIAL CORPORATION
                                         CONSOLIDATED STATEMENTS OF INCOME
                         For the Three Months and Six Months Ended June 30, 2004 and 2003
                                (in thousands except for share and per share data)

                                                    (Unaudited)

                                                   (Page 2 of 2)


                                                          Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                      ---------------------------   ---------------------------
                                                          2004           2003           2004           2003
                                                      ------------   ------------   ------------   ------------
INCOME BEFORE INCOME TAX EXPENSE                             4,983          5,698         10,191         10,997
--------------------------------
Income tax expense                                           1,639          1,949          3,345          3,733
                                                      ------------   ------------   ------------   ------------
NET INCOME                                            $      3,344   $      3,749   $      6,846   $      7,264
----------                                            ============   ============   ============   ============
Other comprehensive loss, net of tax:
  Unrealized loss on available-
    for-sale securities                                     (3,972)        (1,240)        (2,521)        (2,564)
                                                      ------------   ------------   ------------   ------------

TOTAL COMPREHENSIVE INCOME (LOSS)                     $       (628)  $      2,509   $      4,325   $      4,700
                                                      ============   ============   ============   ============

AVERAGE COMMON SHARES OUTSTANDING FOR BASIC EPS          5,859,474      5,819,448      5,851,210      5,815,386

BASIC EARNINGS PER COMMON SHARE                       $       0.57   $       0.65   $       1.17   $       1.25
-------------------------------                       ============   ============   ============   ============
AVERAGE COMMON SHARES OUTSTANDING FOR DILUTED EPS        6,048,256      5,977,598      6,050,297      5,960,399

DILUTED EARNINGS PER SHARE                            $       0.55   $       0.63   $       1.13   $       1.22
--------------------------                            ============   ============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                          LAKELAND FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  For the Six Months Ended June 30, 2004 and 2003
                                                  (in thousands)

                                                    (Unaudited)

                                                   (Page 1 of 2)
                                                                                        2004           2003
                                                                                    ------------   ------------
Cash flows from operating activities:
  Net income                                                                        $      6,846   $      7,264
                                                                                    ------------   ------------
Adjustments to reconcile net income to net cash
  from operating activities:

  Depreciation                                                                               960          1,118
  Provision for loan losses                                                                  498          1,384
  Amortization of intangible assets                                                          107             88
  Amortization of mortgage servicing rights                                                  251            414
  Impairment (recovery) of mortgage servicing rights                                         (71)           169
  Loans originated for sale                                                              (36,565)       (84,959)
  Net gain on sale of loans                                                                 (293)        (2,272)
  Proceeds from sale of loans                                                             34,147         85,857
  Net loss on sale of premises and equipment                                                  49              1
  Net securities amortization                                                              1,899            709
  Stock compensation expense                                                                  33              0
  Earnings on life insurance                                                                (312)          (340)
  Net change:
    Income receivable                                                                         33             56
    Accrued expenses payable                                                              (1,163)          (466)
    Other assets                                                                           1,829           (367)
    Other liabilities                                                                         57           (545)
                                                                                    ------------   ------------
     Total adjustments                                                                     1,459            847
                                                                                    ------------   ------------
        Net cash from operating activities                                                 8,305          8,111
                                                                                    ------------   ------------
Cash flows from investing activities:
  Proceeds from maturities, sales and calls of securities available-for-sale              35,587         68,833
  Purchases of securities available-for-sale                                             (38,069)       (70,782)
  Purchase of life insurance                                                                (104)             0
  Net increase in total loans                                                            (58,779)       (19,339)
  Proceeds from sales of land, premises and equipment                                         49              0
  Purchase of land, premises and equipment                                                  (691)        (2,636)
                                                                                    ------------   ------------
        Net cash from investing activities                                               (62,007)       (23,924)
                                                                                    ------------   ------------
                                                    (Continued)

                                          LAKELAND FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  For the Six Months Ended June 30, 2004 and 2003
                                                  (in thousands)

                                                    (Unaudited)

                                                   (Page 2 of 2)
                                                                                        2004           2003
                                                                                    ------------   ------------
Cash flows from financing activities:
  Net increase in total deposits                                                    $     95,944   $     52,919
  Net decrease in short-term borrowings                                                  (11,092)       (57,384)
  Payments on long-term borrowings                                                       (20,001)        (1,301)
  Dividends paid                                                                          (2,338)        (2,094)
  Proceeds from stock options exercise                                                       780             81
  (Purchase) sale of treasury stock                                                          (88)            39
                                                                                    ------------   ------------
        Net cash from financing activities                                                63,205         (7,740)
                                                                                    ------------   ------------
  Net increase (decrease) in cash and cash equivalents                                     9,503        (23,553)

Cash and cash equivalents at beginning of the period                                      57,441         87,149
                                                                                    ------------   ------------
Cash and cash equivalents at end of the period                                      $     66,944   $     63,596
                                                                                    ============   ============
Cash paid during the period for:
  Interest                                                                          $      7,111   $      9,642
                                                                                    ============   ============
  Income taxes                                                                      $      2,740   $      4,277
                                                                                    ============   ============
Loans transferred to other real estate                                              $          7   $      1,530
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2004

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

     The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The 2003 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.


NOTE 2.  RECENT REGULATORY DEVELOPMENTS

     Trust Preferred Securities. On May 6, 2004, the Board of Governors of the Federal Reserve System (the "Board") issued a Notice of Proposed Rulemaking in which it proposed to allow the continued inclusion of trust preferred securities in the tier 1 capital of bank holding companies, subject to stricter standards. The Board is proposing to limit the aggregate amount of a bank holding company's cumulative perpetual preferred stock, trust preferred securities and other minority interests to 25% of the company's core capital elements, net of goodwill. Current regulations do not require the deduction of goodwill. The proposal also provides that amounts of qualifying trust preferred securities and certain minority interests in excess of the 25% limit may be included in tier 2 capital but would be limited, together with subordinated debt and limited-life preferred stock, to 50% of tier 1 capital. The proposal provides a three-year transition period for bank holding companies to meet these quantitative limitations. At this time, it is not possible to predict the impact that this proposal would have on the Company.

     Bank Sales of Securities. On June 17, 2004, the Securities and Exchange Commission (the "SEC") issued a Proposed Rule in which it described the parameters under which banks may sell securities to their customers without having to register as broker-dealers with the SEC in accordance with Title II of the Gramm-Leach-Bliley Act of 1999. The proposal, which is designated as Regulation B, clarifies, among other things: (i) the limitations on the amount that unregistered bank employees may be compensated for making referrals in connection with a third-party brokerage arrangement; (ii) the manner by which banks may be compensated for effecting securities transactions for its customers in a fiduciary capacity; and (iii) the extent to which banks may engage in certain securities transactions as a custodian. At this time, it is not possible to predict the impact that this proposal would have on the Company and its subsidiaries.


NOTE 3.  EARNINGS PER SHARE

     Basic earnings per common share is based upon weighted-average common shares outstanding. Diluted earnings per share show the dilutive effect of additional common shares issueable.

     Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income at the time of grant, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. No additional options were granted in the first six months of 2004. Had compensation cost for stock options been recorded in the financial statements, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.


                                                           Six Months Ended
                                                               June 30,
                                                            2004       2003
                                                         ---------  ----------
Net income (in thousands) as reported                    $   6,846  $    7,264
Deduct: stock-based compensation expense
determined under fair value based method                       291         270
                                                         ---------  ----------
Pro forma net income                                     $   6,555  $    6,994
                                                         =========  ==========
Basic earnings per common share as reported              $    1.17  $     1.25
Pro forma basic earnings per share                       $    1.12  $     1.20
Diluted earnings per share as reported                   $    1.13  $     1.22
Pro forma diluted earnings per share                     $    1.08  $     1.17

                                                          Three Months Ended
                                                               June 30,
                                                             2004       2003
                                                         ---------  ----------
Net income (in thousands) as reported                    $   3,344  $    3,749
Deduct: stock-based compensation expense
determined under fair value based method                       185         152
                                                         ---------  ----------
Pro forma net income                                     $   3,159  $    3,597
                                                         =========  ==========
Basic earnings per common share as reported              $    0.57  $     0.64
Pro forma basic earnings per share                       $    0.54  $     0.62
Diluted earnings per share as reported                   $    0.55  $     0.63
Pro forma diluted earnings per share                     $    0.52  $     0.60


     The common shares outstanding for the stockholders' equity section of the consolidated balance sheet at June 30, 2004 reflects the acquisition of 32,223 shares of Company common stock to offset a liability for a directors' deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.


NOTE 4.  LOANS
                                                 June 30,    December 31,
                                                   2004          2003
                                               ------------  ------------
                                                     (in thousands)
Commercial and industrial loans                $    642,812  $    593,194
Agri-business and agricultural loans                 84,496        82,262
Real estate mortgage loans                           39,257        40,118
Real estate construction loans                        5,466         3,932
Installment loans and credit cards                  157,534       151,376
                                               ------------  ------------
  Total loans                                  $    929,565  $    870,882
                                               ============  ============

Impaired loans                                 $      4,056  $      3,039

Non-performing loans                           $      4,430  $      3,744

NOTE 5.  EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

                                    Six Months Ended June 30
                                ----------------------------------
                                Pension Benefits     SERP Benefits
                                ----------------     -------------
                                   2004   2003        2004   2003
                                   ----   ----        ----   ----
Service cost                       $  0   $  0        $  0   $  0
Interest cost                        74     78          42     45
Expected return on plan assets      (62)   (71)        (50)   (47)
Recognized net actuarial loss        19     14          18     15
                                   ----   ----        ----   ----
  Net pension expense              $ 31   $ 21        $ 10   $ 13
                                   ====   ====        ====   ====

                                    Three Months Ended June 30
                                ----------------------------------
                                Pension Benefits     SERP Benefits
                                ----------------     -------------
                                   2004   2003        2004   2003
                                   ----   ----        ----   ----
Service cost                       $  0   $  0        $  0   $  0
Interest cost                        37     39          22     22
Expected return on plan assets      (31)   (36)        (25)   (23)
Recognized net actuarial loss         9      7           9      8
                                   ----   ----        ----   ----
  Net pension expense              $ 15   $ 10        $  6   $  7
                                   ====   ====        ====   ====

     The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $299,000 to its pension plan and $119,000 to its SERP plan in 2004. As of June 30, 2004, $119,000 had been contributed to the SERP plan and $47,000 to the pension plan. The Company presently anticipates contributing an additional $237,000 to its pension plan in 2004, for a total of $284,000.


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

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                                 June 30, 2004

OVERVIEW

     Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in northern Indiana. The Company earned $6.8 million for the first six months of 2004, versus $7.3 million in the same period of 2003, a decrease of 5.8%. Earnings were negatively impacted by a $1.0 million decrease in noninterest income and an $808,000 decrease in net interest income. Offsetting these negative impacts were decreases of $886,000 in the provision for loan losses and $135,000 in noninterest expense. Basic earnings per share for the first six months of 2004 were $1.17 per share versus $1.25 per share for the first six months of 2003. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the first six months of 2004 were $1.13 per share, versus $1.22 per share for the first six months of 2003.

     Net income for the second quarter of 2004 was $3.3 million, a decrease of 10.8% versus $3.7 million for the comparable period of 2003. Basic earnings per share for the second quarter of 2004 were $0.57 per share, versus $0.65 per share for the second quarter of 2003. Diluted earnings per share for the second quarter of 2004 were $0.55 per share, versus $0.63 per share for the second quarter of 2003.

RESULTS OF OPERATIONS

Net Interest Income

     For the six-month period ended June 30, 2004, net interest income totaled $20.5 million, a decrease of 3.8%, or $808,000 versus the first six months of 2003. For the three-month period ended June 30, 2004, net interest income totaled $10.3 million, a decrease of 4.3%, or $465,000 over the same period of 2003. Net interest income decreased in both the six-month and three-month periods of 2004 versus the comparable periods of 2003, primarily due to declines in the net interest margin. For the six-month period ended June 30, 2004, the net interest margin declined 36 basis points to 3.56%, versus the comparable period of 2003. For the three-month period ended June 30, 2004, the net interest margin declined 37 basis points to 3.52%, versus the comparable period of 2003. For the six-month period ended June 30, 2004, average earning assets increased by $69.6 million, or 6.2%, to $1.195 billion, and average noninterest bearing demand deposits increased by $33.4 million, or 20.3%, to $197.6 million, versus the same period in 2003. For the three-month period ended June 30, 2004, average earning assets increased by $76.0 million, or 6.7%, to $1.213 billion, and average noninterest bearing demand deposits increased by $37.1 million, or 21.7%, to $208.2 million.

     Given the Company's mix of interest earning assets and interest bearing liabilities at June 30, 2004, the net interest margin could be expected to increase in a rising rate environment. Management expects the net interest margin to improve during the second half of 2004, as the effects of the recent rate increase by the Federal Reserve Bank are felt.

     During the first six months of 2004, total interest and dividend income decreased by $2.7 million, or 8.7% to $28.3 million, versus $31.0 million during the same six months of 2003. During the second quarter of 2004, interest and dividend income decreased $1.4 million, or 9.0%, to $14.1 million, versus $15.5 million during the same quarter of 2003. The tax equivalent yield on average earning assets decreased by 68 basis points to 4.9% for the six-month period ended June 30, 2004 versus the same period of 2003. For the three-month period ended June 30, 2004, the yield decreased 67 basis points to 4.8% from the yield for the three-month period ended June 30, 2003.

     The average daily loan balances for the first six months of 2004 increased 7.9% to $904.3 million, over the average daily loan balances of $838.1 million for the same period of 2003. During the same period, loan interest income declined by $997,000, or 4.2%, to $23.0 million. The decrease was the result of a 53 basis point decrease in the tax equivalent yield on loans to 5.1% from 5.7% in the first six months of 2003. The average daily loan balances for the second quarter of 2004 increased $78.3 million, or 9.3%, to $924.8 million, versus $846.5 million for the same period of 2003. During the same period, loan interest income declined by $485,000, or 4.0%, to $11.7 million versus $12.1 million during the second quarter of 2003. The decrease was the result of a 52 basis point decrease in the tax equivalent yield on loans, to 5.1%, versus 5.6% in the second quarter of 2003.

     The average daily securities balances for the first six months of 2004 increased $8.5 million, or 3.1%, to $281.1 million, versus $272.6 million for the same period of 2003. During the same periods, income from securities declined by $1.6 million, or 28.1%, to $5.2 million versus $6.9 million during the first six months of 2003. The decrease was primarily the result of a 126 basis point decline in the tax equivalent yields on securities, to 4.2% versus 5.4% in the first six months of 2003. The average daily securities balances for the second quarter of 2004 increased $10.2 million, or 3.8%, to $280.2 million, versus $269.9 million for the same period of 2003. During the same periods, income from securities declined by $880,000, or 26.4%, to $2.5 million versus $3.3 million during the second quarter of 2003. The decrease was primarily the result of a 138 basis point decrease in the tax equivalent yield on securities, to 4.0%, versus 5.3% in the second quarter of 2003.

     Total interest expense decreased $1.9 million, or 19.3%, to $7.8 million for the six-month period ended June 30, 2004, from $9.7 million for the comparable period in 2003. The decrease was primarily the result of a 42 basis point decrease in the Company's daily cost of funds to 1.31%, versus 1.73% for the same period of 2003. Total interest expense decreased $937,000, or 19.6%, to $3.9 million for the three-month period ended June 30, 2004, from $4.8 million for the comparable period in 2003. The decrease was primarily the result of a 41 basis point decrease in the Company's daily cost of funds to 1.28%, versus 1.69% for the same period of 2003. On an average daily basis, total deposits (including demand deposits) increased $41.7 million, or 4.4%, to $992.8 million for the six-month period ended June 30, 2004, versus $951.2 million in the same period in 2003. The average daily deposit balances for the second quarter of 2004 increased $48.9 million, or 5.1%, to $1.017 billion from $968.1 million during the second quarter of 2003. On an average daily basis, noninterest bearing demand deposits increased $33.4 million, or 20.3% and $37.1 million, or 21.7% for the six and three-month periods ended June 30, 2004, versus the same periods in 2003. When comparing the six months ended June 30, 2004 with the same period of 2003, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, decreased $79.3 million and the rate paid on such accounts declined by 4 basis points versus the same period in 2003. In the second quarter of 2004, the average daily balance of time deposits decreased by $61.6 million and the rate paid on such accounts increased by three basis points versus the same period in 2003. The increase was primarily the result of a time deposit promotion that ran during the first quarter of 2004, as well as the general increase in interest rates. Management believes that it is critical to grow demand deposit accounts in both the dollar volume and total number of accounts. These accounts typically provide the Company with opportunities to expand into ancillary activities for both retail and commercial customers. In addition, they represent low cost deposits. Furthermore, the Company is focused on growing transaction money market accounts which also provide a reasonable cost of funds and generally represent relationship accounts. Average daily balances of borrowings increased $31.9 million, or 18.2%, to $207.4 million for the six months ended June 30, 2004 versus $175.5 million for the same period in 2003, and increased $31.0 million, or 18.1% for the three months ended June 30, 2004. The rate on borrowings decreased 88 basis points and 103 basis points, respectively, when comparing the six and three month periods of 2004 with the same periods of 2003. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 6.5% and 7.0%, respectively, when comparing the six and three month periods ended June 30, 2004 versus the same periods in 2003. The following tables set forth consolidated information regarding average balances and rates.


                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                             INTEREST RATES AND INTEREST DIFFERENTIAL
                                                     (in thousands of dollars)

                                                                               Six Months Ended June 30,
                                                   -----------------------------------------------------------------------------
                                                                   2004                                      2003
                                                   ------------------------------------       ----------------------------------
                                                    Average      Interest                      Average     Interest
                                                    Balance       Income      Yield (1)        Balance      Income     Yield (1)
                                                   ----------   ----------   ----------       ----------  ----------  ----------
 ASSETS
 Earning assets:
   Loans:
     Taxable (2)(3)                               $   895,679  $    22,903       5.14 %      $   831,090 $    23,910      5.80 %
     Tax exempt (1)                                     8,575          186       4.37              7,019         172      4.93
   Investments: (1)
     Available for sale                               281,106        5,815       4.16            272,560       7,326      5.42
   Short-term investments                               6,128           29       0.95              8,620          50      1.17
   Interest bearing deposits                            3,448           20       1.17              6,005          35      1.18

                                                   ----------   ----------                    ----------  ----------
 Total earning assets                               1,194,936       28,953       4.87 %        1,125,294      31,493      5.55 %

 Nonearning assets:
   Cash and due from banks                             49,704            0                        44,985           0
   Premises and equipment                              25,996            0                        25,195           0
   Other nonearning assets                             42,760            0                        39,235           0
   Less allowance for loan loss losses                (10,435)           0                        (9,778)          0

                                                    ----------   ---------                    ----------  ----------
 Total assets                                     $  1,302,961  $   28,953                   $ 1,224,931 $    31,493
                                                    ==========   =========                    ==========  ==========

(1)   Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2004 and 2003. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1,
      1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)   Loan fees, which are immaterial in relation to total taxable loan interest income for the six months ended June 30, 2004 and 2003, are included as taxable loan interest income.

(3)   Nonaccrual loans are included in the average balance of taxable loans.



                                               DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                      INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                                  (in thousands of dollars)

                                                                             Six Months Ended June 30,
                                                   -----------------------------------------------------------------------------
                                                                  2004                                       2003
                                                   ------------------------------------       ----------------------------------
                                                     Average     Interest                       Average    Interest
                                                     Balance     Expense      Yield             Balance     Expense     Yield
                                                   ----------   ----------   ----------       ----------  ----------  ----------
 LIABILITIES AND STOCKHOLDERS'
  EQUITY
 Interest bearing liabilities:
   Savings deposits                               $    67,611  $        48       0.14 %      $    58,751 $       139      0.48 %
   Interest bearing checking accounts                 346,980        1,380       0.80            268,308       1,596      1.20
   Time deposits:
     In denominations under $100,000                  214,077        3,016       2.83            207,152       3,268      3.18
     In denominations over $100,000                   166,606        1,688       2.04            252,788       2,485      1.98
   Miscellaneous short-term borrowings                155,551          698       0.90            123,598         653      1.07
   Long-term borrowings                                53,297          994       3.75             51,915       1,555      6.04

                                                   ----------   ----------                    ----------  ----------
 Total interest bearing liabilities                 1,004,122        7,824       1.57 %          962,512       9,696      2.03 %


 Noninterest bearing liabilities
  and stockholders' equity:
   Demand deposits                                   197,563             0                       164,175          0
   Other liabilities                                   8,150             0                        11,565          0
   Stockholders' equity                               93,126             0                        86,679          0
 Total liabilities and stockholders'
  equity                                           ----------   ----------                    ----------  ----------
                                                  $ 1,302,961  $     7,824                   $ 1,224,931 $     9,696
                                                   ==========   ==========                    ==========  ==========

 Net interest differential - yield on
   average daily earning assets                                $    21,129       3.56 %                  $    21,797      3.92 %
                                                                ==========                                ==========


                                              DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                         INTEREST RATES AND INTEREST DIFFERENTIAL
                                                                (in thousands of dollars)
                                                                               Three Months Ended June 30,
                                                   -----------------------------------------------------------------------------
                                                                  2004                                       2003
                                                   ------------------------------------       ----------------------------------
                                                     Average     Interest                      Average     Interest
                                                     Balance      Income     Yield (1)         Balance      Income     Yield (1)
                                                   ----------   ----------   ----------       ----------  ----------  ----------
 ASSETS
 Earning assets:
   Loans:
     Taxable (2)(3)                               $   915,879  $    11,587       5.09 %      $   839,251 $    12,077      5.77 %
     Tax exempt (1)                                     8,938          154       4.28              7,228         142      4.86
   Investments: (1)
     Available for sale                               280,159        2,751       3.95            269,945       3,587      5.33
   Short-term investments                               4,080           10       0.99             12,271          35      1.14
   Interest bearing deposits                            3,889           11       1.14              8,256          23      1.12

                                                   ----------   ----------                    ----------  ----------
 Total earning assets                               1,212,945       14,513       4.79 %        1,136,951      15,864      5.46 %

 Nonearning assets:
   Cash and due from banks                             51,640            0                        46,974           0
   Premises and equipment                              25,928            0                        25,600           0
   Other nonearning assets                             43,011            0                        37,966           0
   Less allowance for loan loss losses                (10,509)           0                        (9,936)          0

                                                   ----------   ----------                    ----------  ----------
 Total assets                                     $ 1,323,015  $    14,513                   $ 1,237,555 $    15,864
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

(2)   Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended June 30, 2004 and 2003, are included as taxable loan interest income.

(3)   Nonaccrual loans are included in the average balance of taxable loans.

                                               DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                      INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                                  (in thousands of dollars)

                                                                           Three Months Ended June 30,
                                                   -----------------------------------------------------------------------------
                                                                   2004                                     2003
                                                   ------------------------------------       ----------------------------------
                                                     Average     Interest                      Average     Interest
                                                     Balance      Expense      Yield           Balance      Expense     Yield
                                                   ----------   ----------   ----------       ----------  ----------  ----------
 LIABILITIES AND STOCKHOLDERS'
  EQUITY
 Interest bearing liabilities:
   Savings deposits                               $    70,268  $        20       0.11 %      $    60,759 $        70      0.46 %
   Interest bearing checking accounts                 347,633          642       0.74            283,818         839      1.19
   Time deposits:
     In denominations under $100,000                  222,777        1,576       2.85            205,371       1,584      3.09
     In denominations over $100,000                   168,048          863       2.07            247,008       1,209      1.96
   Miscellaneous short-term borrowings                160,113          352       0.88            119,968         313      1.05
   Long-term borrowings                                44,176          404       3.68             51,866         779      6.02

                                                   ----------   ----------                    ----------  ----------
 Total interest bearing liabilities                 1,013,015        3,857       1.53 %          968,790       4,794      1.98 %


 Noninterest bearing liabilities
  and stockholders' equity:
   Demand deposits                                    208,225            0                       171,126           0
   Other liabilities                                    7,967            0                        10,070           0
   Stockholders' equity                                93,808            0                        87,569           0
 Total liabilities and stockholders'
  equity                                           ----------   ----------                    ----------  ----------
                                                  $ 1,323,015  $     3,857                   $ 1,237,555 $     4,794
                                                   ==========   ==========                    ==========  ==========

 Net interest differential - yield on
   average daily earning assets                                $    10,656       3.52 %                  $    11,070      3.89 %
                                                                ==========                                ==========

Provision for Loan Losses

     Based on management's review of the adequacy of the allowance for loan losses, provisions for losses on loans of $498,000 and $246,000 were recorded during the six-month and three-month periods ended June 30, 2004, versus provisions of $1.4 million and $717,000 recorded during the same periods of 2003. The decrease in the provision for loan losses for the periods ended June 30, 2004 reflected a number of factors, including the level of charge-offs, management's overall view on current credit quality, the amount and status of impaired loans and the amount and status of past due accruing loans (90 days or more), as discussed in more detail below in the analysis relating to the Company's financial condition.

Noninterest Income

     Noninterest income categories for the six and three-month periods ended June 30, 2004 and 2003 are shown in the following table:

                                                      Six Months Ended
                                                          June 30,
                                            ----------------------------------
                                                                      Percent
                                               2004         2003       Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Trust and brokerage fees                       $ 1,519     $ 1,175      29.3 %
Service charges on deposits                      3,354       3,400      (1.4)
Credit card fee income                           1,081         826      30.9
Other income (net)                               2,059       1,652      24.6
Net gains on the sale of real estate
  mortgages held-for-sale                          293       2,272     (87.1)
                                            ----------  ----------  ----------
     Total noninterest income                  $ 8,306     $ 9,325     (10.9)%
                                            ==========  ==========  ==========

                                                     Three Months Ended
                                                          June 30,
                                            ----------------------------------
                                                                      Percent
                                               2004        2003        Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Trust and brokerage fees                        $  780      $  565      38.1 %
Service charges on deposits                      1,697       1,736      (2.3)
Credit card fee income                             581         466      24.7
Other income (net)                               1,115         979      13.9
Net gains (losses) on the sale of real
  estate mortgages held for sale                   (27)      1,193    (102.3)
                                            ----------  ----------  ----------
     Total noninterest income                  $ 4,146     $ 4,939     (16.1)%
                                            ==========  ==========  ==========

     Trust fees increased $287,000 and $136,000, respectively, in the six-month and three-month periods ended June 30, 2004 versus the same periods in 2003. The increases in 2004 were primarily in living trust, agency, IRA and employee benefit plan fees, and were derived principally from the Company's December 1, 2003 acquisition of Indiana Capital Management. Brokerage fees increased $57,000 and $79,000 respectively, in the six-month and three-month periods ended June 30, 2004 versus the same periods in 2003.

     Credit card fee income increased by $255,000 and $115,000, respectively, in the six-month and three-month periods ended June 30, 2004 versus the same periods in 2003. The increases were driven by higher volume activity in interchange and merchant fee income.

     Other income consists of normal recurring fee income such as mortgage service fees, insurance income and fees, valuation of mortgage servicing rights and safe deposit box rent, as well as other income that management classifies as non-recurring. Other income increased $407,000 and $136,000, respectively, in the six-month and three-month periods ended June 30, 2004 versus the same period of 2003. The primary drivers behind the increase in the six-month period were a reduction of $240,000 in the non-cash impairment of the Bank's mortgage servicing rights portfolio, and a $242,000 increase in operating lease income. The primary drivers behind the increase in the three-month period were a reduction of $258,000 in the non-cash impairment of the Bank's mortgage servicing rights portfolio, and a $76,000 increase in operating lease income.

     The decrease in profits from the sale of mortgages reflected both the timing of mortgage sales into the secondary market as well as a decrease in the volume of mortgages sold during both the six-month and three-month periods ended June 30, 2004 versus the same periods in 2003. During the first six months of 2004, the Company sold $34.1 million in mortgages versus $84.1 million in the comparable period of 2003. During the second quarter of 2004, the Company sold $20.8 million in mortgages versus $43.2 million in the second quarter of 2003. The decreases in volume in 2004 were primarily the result of rising mortgage rates during the second half of 2003 and the second quarter of 2004, which has resulted in decreased mortgage refinance activity and decreased demand for home mortgages during 2004. Management does not expect that the high level of mortgage sales gains experienced during 2003 will be repeated during 2004.

Noninterest Expense

     Noninterest expense categories for the six and three-month periods ended June 30, 2004, and 2003 are shown in the following table:

                                                     Six Months Ended
                                                         June 30,
                                            ----------------------------------
                                                                      Percent
                                               2004        2003        Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Salaries and employee benefits                 $ 9,784     $ 9,713       0.7 %
Occupancy and equipment expense                  2,131       2,580     (17.4)
Data processing expense                          1,245       1,273      (2.2)
Credit card interchange                            633         443      42.9
Other expense                                    4,310       4,229       1.9
                                            ----------  ----------  ----------
     Total noninterest expense                $ 18,103    $ 18,238      (0.7)%
                                            ==========  ==========  ==========

                                                     Three Months Ended
                                                          June 30,
                                            ----------------------------------
                                                                      Percent
                                               2004        2003        Change
                                            ----------  ----------  ----------
                                                      (in thousands)
Salaries and employee benefits                 $ 4,859     $ 5,008      (3.0)%
Occupancy and equipment expense                  1,114       1,218      (8.5)
Data processing expense                            650         690      (5.8)
Credit card interchange                            343         247      38.9
Other expense                                    2,229       2,104       5.9
                                            ----------  ----------  ----------
     Total noninterest expense                 $ 9,195     $ 9,267      (0.8)%
                                            ==========  ==========  ==========

     The slight increase in salaries and employee benefits in the first six months of 2004 was primarily due to higher health care costs. Total employees remained stable with 477 at June 30, 2004, compared to 471 at June 30, 2003.

     The decrease in occupancy and equipment expense reflected lower property taxes, as well as lower depreciation expense due to the fact that much of the equipment purchased for significant technology upgrades in 1998 and 1999 and to ensure no interruption from Year 2000 issues, is now fully depreciated.

     Credit card interchange fees increased during the six-month and three-month periods ended June 30, 2004, due to an increase in processing costs charged by VISA and increased credit card usage by Bank customers during those periods versus the same periods of 2003.

     Other expense includes corporate and business development, data processing fees, telecommunications, postage, and professional fees such as legal, accounting, and directors' fees. Other expense increased slightly in the six-month and three-month periods ended June 30, 2004 versus the comparable periods in 2003 primarily due to increases in corporate and business development expense related to advertising.

Income Tax Expense

     Income tax expense decreased $388,000, or 10.4%, for the first six months of 2004, compared to the same period in 2003. Income tax expense for the second quarter of 2004 decreased $310,000, or 15.9%, compared to the same period of 2003. The combined state franchise tax expense and the federal income tax expense as a percentage of income before income tax expense decreased to 32.8% during the first six months of 2004 compared to 33.9% during the same period in 2003. It decreased to 32.9% for the second quarter of 2004, versus 34.2% for the second quarter of 2003. The decreases were the result of a higher percentage of income being derived from tax-exempt securities and loans during the six-month and three-month periods ended June 30, 2004, versus the comparable periods in 2003.


FINANCIAL CONDITION

     Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances which could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments and the valuation of mortgage servicing rights. The Company's critical accounting policies are discussed in detail in the Annual Report for the year ended December 31, 2003 (incorporated by reference as part of the Company's 10-K filing).

     Total assets of the Company were $1.338 billion as of June 30, 2004, an increase of $66.7 million, or 5.2%, when compared to $1.271 billion as of December 31, 2003.

     Total cash and cash equivalents increased by $9.5 million, or 16.5%, to $66.9 million at June 30, 2004 from $57.4 million at December 31, 2003.

     Total securities available-for-sale decreased by $3.5 million, or 1.2%, to $277.9 million at June 30, 2004 from $281.4 million at December 31, 2003. The decrease was a result of a number of transactions in the securities portfolio. Paydowns totaling $34.7 million were received, and the amortization of premiums, net of the accretion of discounts totaled $1.9 million.
Maturities and calls of securities totaled $873,000. Additionally, the fair market value of the securities portfolio declined by $4.1 million. The market value decrease was driven by the rising interest rate environment during the second quarter of 2004. These decreases were offset by securities purchases totaling $38.1 million. The investment portfolio is managed to limit the Company's exposure to risk by containing mostly CMO's and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

     Real estate mortgages held-for-sale increased by $2.4 million, or 71.0%, to $5.9 million at June 30, 2004 from $3.4 million at December 31, 2003. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the six months ended June 30, 2004, $36.6 million in real estate mortgages were originated for sale and $34.1 million in mortgages were sold.

     Total loans, excluding real estate mortgages held-for-sale, increased by $58.7 million, or 6.7%, to $929.6 million at June 30, 2004 from $870.9 million at December 31, 2003. The mix of loan types within the Company's portfolio was unchanged, reflecting 78% commercial, 5% real estate and 17% consumer loans at both June 30, 2004 and December 31, 2003.

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

However, as a result of the slow economic recovery, certain borrowers may experience difficulty and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses.

     Loans are charged against the allowance for loan losses when management believes that the uncollectibility of the principal is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined based on the application of loss percentages to graded loans by categories. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans - substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At June 30, 2004, on the basis of management's review of the loan portfolio, the Company had $30.2 million of assets classified special mention, $24.7 million classified as substandard, $1.5 million classified as doubtful and $0 classified as loss as compared to $41.9 million, $27.7 million, $869,000 and $0 at December 31, 2003.

     Allowance estimates are developed by management in consultation with regulatory authorities, taking into account actual loss experience, and are adjusted for current economic conditions. Allowance estimates are considered a prudent measurement of the risk in the Company's loan portfolio and are applied to individual loans based on loan type. In accordance with FASB
Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The following table summarizes the loan loss reserve and nonperforming assets at June 30, 2004 and June 30, 2003.

                                                 June 30,           June 30,
                                                   2004               2003
                                              --------------    --------------
                                                       (in thousands)
ALLOWANCE FOR LOAN LOSSES:
Beginning balance, January 1                     $    10,234     $      9,533
Provision for loan losses, year-to-date                  498            1,384
Loans charged-off, year-to-date                         (293)          (1,211)
Recoveries, year-to-date                                 204               80
                                              --------------    --------------
Ending balance                                   $    10,643     $      9,786
                                              ==============    ==============

NONPERFORMING ASSETS:
Nonaccrual loans                                $      1,575     $      3,548
Loans past due over 90 days and accruing               2,855            3,085
Other real estate                                        277            1,530
Repossessions                                             30               26
                                              --------------    --------------
Total nonperforming assets                      $      4,737     $      8,189
                                              ==============    ==============


     Total impaired loans increased by $1.1 million to $4.1 million at June 30, 2004 from $3.0 million at December 31, 2003. The increase in the impaired loans category resulted primarily from the addition of two commercial credits and one mortgage loan to the impaired category. The impaired loan total included $1.3 million in nonaccrual loans. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

     Total deposits increased by $95.9 million, or 10.4%, to $1.022 billion at June 30, 2004 from $926.4 million at December 31, 2003. The increase resulted from increases of $75.1 million in certificates of deposit, $24.7 million in demand deposits, $5.9 million in savings accounts and $317,000 in NOW accounts. Offsetting these increases were declines of $9.7 million in money market accounts and $397,000 in Investors' Money Market accounts.

     Total short-term borrowings decreased by $11.1 million, or 6.0%, to $173.7 million at June 30, 2004 from $184.8 million at December 31, 2003. The decrease resulted primarily from declines of $12.6 million in securities sold under agreements to repurchase and $12.0 million in federal funds purchased.

Offsetting   these   decreases  were  increases  of  $15.0  million  in  other
borrowings, primarily short-term advances from the Federal Home Loan Bank of Indianapolis.

     Long-term borrowings decreased by $20.0 million, or 66.6%, to $10.0 million at June 30, 2004 from $30.0 million at December 31, 2003. Long-term borrowings are primarily long-term advances from the Federal Home Loan Bank of Indianapolis.

     Total stockholders' equity increased by $2.9 million, or 3.2%, to $92.9 million at June 30, 2004 from $90.0 million at December 31, 2003. Net income of $6.8 million, minus the decrease in the accumulated other comprehensive income of $2.5 million, less dividends of $2.4 million, plus $1.1 million for stock issued through options exercised and stock option expense, minus $88,000 for the cost of treasury stock purchased, comprised most of this increase.

     The Federal Deposit Insurance Corporation's risk based capital regulations require that all banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Company's ratios continue to be above "well capitalized" levels. As of June 30, 2004, the Company's Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio were 9.1%, 11.6% and 12.6%, respectively.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rate risk represents the Company's primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2004. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company's needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At June 30, 2004, the Company's potential pretax exposure was within the Company's policy limit, and not significantly different from December 31, 2003.

ITEM 4 - CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2004. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

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

                                 June 30, 2004

                          Part II - Other Information

Item 1. Legal proceedings
        -----------------
        There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
        ------------------------------------------------------------
        Of Equity Securities
        ---------------------

        The following table provides information as of June 30, 2004 with respect to shares of common stock repurchased by the Company during the quarter then ended:

                   Issuer Purchases of Equity Securities(a)

                                         Total Number of        Maximum Number
                                        Shares Purchased    of Shares that May
           Total Number    Average    as Part of Publicly    Yet Be Purchased
             of Shares     Price Paid     Announced Plans    Under the Plan or
  Period     Purchased     Per Share       or Programs            Programs
  -------   ----------       -------        ---------            -----------
  April 1-30       203       $ 33.33                0                      0
  May 1-31           0       $     0                0                      0
  June 1-30          0       $     0                0                      0
                 -----       -------        ---------            -----------
  Total            203       $ 33.33
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

Item 3. Defaults Upon Senior Securities
        -------------------------------
        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        On April 13, 2004, the Company's annual meeting of stockholders was held. At the meeting, Crowe Chizek and Company LLC was appointed as the Company's independent auditors for the year ended December 31, 2004, and L. Craig Fulmer, Charles E. Niemier, Donald B. Steininger and Terry L. Tucker were elected to serve as directors with terms expiring in 2007. Continuing as directors until 2005 are Robert E. Bartels, Jr., Michael L. Kubacki, Steven D. Ross and M. Scott Welch. Continuing as directors until 2006 are Allan J. Ludwig, Emily E. Pichon and Richard L. Pletcher.

        Election of Directors:
                                           For                    Withheld
                                           ---                    --------
        L. Craig Fulmer                 4,769,111                  34,430
        Charles E. Niemier              4,787,611                  15,930
        Donald B. Steininger            4,792,382                  11,159
        Terry L. Tucker                 4,755,933                  47,608

        Ratification of Auditors:
                                               For       Against   Abstain
                                               ---       -------   -------
        Crowe Chizek and Company LLC         4,782,311    16,652     4,577

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

        b. Reports

           A report on Form 8-K was filed on July 15, 2004 under Item 12 which reported the Company's second quarter financial information in the form of a press release.

           A report on Form 8-K was filed on June 23, 2004 under Item 11 which reported a blackout period for directors and executive officers resulting from a change in administrators for the Lakeland Financial Corporation 401(k) Plan.

           A report on Form 8-K was filed on April 15, 2004 under Item 12 which reported the Company's first quarter financial information in the form of a press release.

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                                 June 30, 2004

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



                        LAKELAND FINANCIAL CORPORATION
                                 (Registrant)




Date: August 2, 2004         /s/Michael L. Kubacki
                             Michael L. Kubacki - President and Chief
                             Executive Officer




Date: August 2, 2004         /s/David M. Findlay
                             David M. Findlay - Executive Vice President
                             and Chief Financial Officer




Date: August 2, 2004         /s/Teresa A. Bartman
                             Teresa A. Bartman - Vice President and
                             Controller