Form 10-Q
period 2004-09-30
LAKELAND FINANCIAL CORP
filed 2004-11-03
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

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
                                YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                      Outstanding at October 31, 2004
Common Stock, No Par Value                      5,847,103

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
Item 2.  Unregistered Sales of Equity Securities
         and Use of Proceeds. . . . . . . . . . . . . . . . . . . . 29
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . 29
Item 4.  Submission of Matters to a Vote of Security Holders  . . . 29
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . 29
Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . 30

Form 10-Q Signature Page. . . . . . . . . . . . . . . . . . . . . . 31


                                                      Part 1
                                          LAKELAND FINANCIAL CORPORATION
                                           ITEM 1 - FINANCIAL STATEMENTS


                                          LAKELAND FINANCIAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                  As of September 30, 2004 and December 31, 2003
                                                  (in thousands)

                                                   (Page 1 of 2)

                                                                                    September 30,  December 31,
                                                                                        2004           2003
                                                                                    ------------   ------------
                                                                                     (Unaudited)
ASSETS
Cash and cash equivalents:
  Cash and due from banks                                                           $     47,134   $     52,297
  Short-term investments                                                                   6,696          5,144
                                                                                    ------------   ------------
     Total cash and cash equivalents                                                      53,830         57,441

Securities available-for-sale:
  U. S. Treasury and government agency securities                                         21,950         17,280
  Mortgage-backed securities                                                             208,902        211,142
  State and municipal securities                                                          54,131         52,945
                                                                                    ------------   ------------
     Total securities available-for-sale
     (carried at fair value)                                                             284,983        281,367

Real estate mortgages held-for-sale                                                        2,298          3,431

Loans:
  Total loans                                                                            952,671        870,882
  Less: Allowance for loan losses                                                         10,741         10,234
                                                                                    ------------   ------------
     Net loans                                                                           941,930        860,648

Land, premises and equipment, net                                                         25,372         26,157
Accrued income receivable                                                                  5,254          5,010
Goodwill                                                                                   4,970          4,970
Other intangible assets                                                                    1,299          1,460
Other assets                                                                              29,598         30,930
                                                                                    ------------   ------------
     Total assets                                                                   $  1,349,534   $  1,271,414
                                                                                    ============   ============

                                                    (Continued)



                                          LAKELAND FINANCIAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                  As of September 30, 2004 and December 31, 2003
                                (in thousands except for share and per share data)

                                                   (Page 2 of 2)
                                                                                    September 30,  December 31,
                                                                                        2004           2003
                                                                                    ------------   ------------
                                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest bearing deposits                                                      $    211,262   $    185,734
  Interest bearing deposits                                                              832,251        740,657
                                                                                    ------------   ------------
     Total deposits                                                                    1,043,513        926,391

Short-term borrowings:
  Federal funds purchased                                                                 22,500         24,000
  Securities sold under agreements
    to repurchase                                                                         71,794        102,601
  U.S. Treasury demand notes                                                               2,792          3,160
  Other borrowings                                                                        60,000         55,000
                                                                                    ------------   ------------
     Total short-term borrowings                                                         157,086        184,761

Accrued expenses payable                                                                   7,548          7,804
Other liabilities                                                                          1,676          1,461
Long-term borrowings                                                                      10,046         30,047
Subordinated debentures                                                                   30,928         30,928
                                                                                    ------------   ------------
     Total liabilities                                                                 1,250,797      1,181,392

STOCKHOLDERS' EQUITY
Common stock: No par value, 90,000,000 shares authorized,
  5,876,744 shares issued and 5,842,377 outstanding as of
  September 30, 2004, and 5,834,744 shares issued and 5,788,263
  outstanding at December 31, 2003                                                         1,453          1,453
Additional paid-in capital                                                                11,461         10,509
Retained earnings                                                                         87,359         80,260
Accumulated other comprehensive loss                                                        (796)        (1,282)
Treasury stock, at cost                                                                     (740)          (918)
                                                                                    ------------   ------------
     Total stockholders' equity                                                           98,737         90,022
                                                                                    ------------   ------------

     Total liabilities and stockholders' equity                                     $  1,349,534   $  1,271,414
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


                                          LAKELAND FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      For the Three Months and Nine Months Ended September 30, 2004 and 2003
                                (in thousands except for share and per share data)

                                                    (Unaudited)

                                                   (Page 1 of 2)

                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                      ---------------------------   ---------------------------
                                                          2004           2003           2004           2003
                                                      ------------   ------------   ------------   ------------
INTEREST AND DIVIDEND INCOME
----------------------------
Interest and fees on loans: Taxable                   $     12,352   $     11,543   $     35,255   $     35,453
                            Tax exempt                          67             74            206            203
                                                      ------------   ------------   ------------   ------------
   Total loan income                                        12,419         11,617         35,461         35,656
Short-term investments                                          33             48             82            133
Securities:
 U.S. Treasury and government agency securities                191            145            534            460
 Mortgage-backed securities                                  1,780          2,473          5,484          8,099
 State and municipal securities - tax exempt                   585            550          1,757          1,475
                                                      ------------   ------------   ------------   ------------
   Total interest and dividend income                       15,008         14,833         43,318         45,823

INTEREST EXPENSE
----------------
Interest on deposits                                         3,249          3,421          9,381         10,909
Interest on short-term borrowings                              517            244          1,215            897
Interest on long-term debt                                     428            763          1,422          2,318
                                                      ------------   ------------   ------------   ------------
   Total interest expense                                    4,194          4,428         12,018         14,124
                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME                                         10,814         10,405         31,300         31,699
-------------------
Provision for loan losses                                      150            380            648          1,764
                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                   10,664         10,025         30,652         29,935
-------------------------                             ------------   ------------   ------------   ------------
NONINTEREST INCOME
------------------
Trust and brokerage fees                                       800            627          2,319          1,802
Service charges on deposit accounts                          1,840          1,736          5,194          5,136
Credit card fee income                                         576            487          1,657          1,313
Other income (net)                                             884          1,256          2,943          2,908
Net gains on sale of real estate mortgages
  held for sale                                                431            383            724          2,655
Net securities losses                                            0             (8)             0             (8)
                                                      ------------   ------------   ------------   ------------
   Total noninterest income                                  4,531          4,481         12,837         13,806

NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                               4,921          5,076         14,705         14,789
Occupancy and equipment expense                              1,203          1,192          3,334          3,772
Data processing expense                                        656            562          1,901          1,835
Credit card interchange                                        404            285          1,037            728
Other expense                                                2,017          1,981          6,327          6,210
                                                      ------------   ------------   ------------   ------------
   Total noninterest expense                                 9,201          9,096         27,304         27,334


                                                    (Continued)


                                          LAKELAND FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      For the Three Months and Nine Months Ended September 30, 2004 and 2003
                                (in thousands except for share and per share data)

                                                    (Unaudited)

                                                   (Page 2 of 2)

                                                          Three Months Ended            Nine Months Ended
                                                             September 30,                 September 30,
                                                      ---------------------------   ---------------------------
                                                          2004           2003           2004           2003
                                                      ------------   ------------   ------------   ------------
INCOME BEFORE INCOME TAX EXPENSE                             5,994          5,410         16,185         16,407
--------------------------------
Income tax expense                                           2,043          1,819          5,388          5,552
                                                      ------------   ------------   ------------   ------------
NET INCOME                                            $      3,951   $      3,591   $     10,797   $     10,855
----------                                            ============   ============   ============   ============
Other comprehensive income/(loss), net of tax:
  Unrealized gain/(loss) on available-
    for-sale securities                                      3,007         (1,399)           486         (3,963)
                                                      ------------   ------------   ------------   ------------

TOTAL COMPREHENSIVE INCOME                            $      6,958   $      2,192   $     11,283   $      6,892
                                                      ============   ============   ============   ============

AVERAGE COMMON SHARES OUTSTANDING FOR BASIC EPS          5,874,981      5,819,671      5,859,191      5,816,830

BASIC EARNINGS PER COMMON SHARE                       $       0.67   $       0.62   $       1.84   $       1.87
-------------------------------                       ============   ============   ============   ============
AVERAGE COMMON SHARES OUTSTANDING FOR DILUTED EPS        6,058,608      6,017,241      6,053,125      5,982,283

DILUTED EARNINGS PER SHARE                            $       0.65   $       0.60   $       1.78   $       1.81
--------------------------                            ============   ============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


                                          LAKELAND FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Nine Months Ended September 30, 2004 and 2003
                                                  (in thousands)

                                                    (Unaudited)

                                                   (Page 1 of 2)
                                                                                        2004           2003
                                                                                    ------------   ------------
Cash flows from operating activities:
  Net income                                                                        $     10,797   $     10,855
                                                                                    ------------   ------------
Adjustments to reconcile net income to net cash
  from operating activities:

  Depreciation                                                                             1,492          1,675
  Provision for loan losses                                                                  648          1,764
  Amortization of intangible assets                                                          161            132
  Amortization of mortgage servicing rights                                                  408            541
  Recovery of mortgage servicing rights impairment                                           (85)          (107)
  Loans originated for sale                                                              (48,555)      (128,014)
  Net gain on sale of loans                                                                 (724)        (2,655)
  Proceeds from sale of loans                                                             49,977        130,401
  Net loss on sale of premises and equipment                                                  91              1
  Net loss on sale of securities available-for-sale                                            0              8
  Net securities amortization                                                              2,817          1,065
  Stock compensation expense                                                                  33              0
  Earnings on life insurance                                                                (466)          (518)
  Net change:
    Income receivable                                                                       (244)            55
    Accrued expenses payable                                                                (225)          (151)
    Other assets                                                                           2,008           (364)
    Other liabilities                                                                        215           (432)
                                                                                    ------------   ------------
     Total adjustments                                                                     7,551          3,401
                                                                                    ------------   ------------
        Net cash from operating activities                                                18,348         14,256
                                                                                    ------------   ------------
Cash flows from investing activities:
  Proceeds from maturities, sales and calls of securities available-for-sale              52,098        110,508
  Purchases of securities available-for-sale                                             (57,774)      (119,743)
  Purchase of life insurance                                                                (117)             0
  Net increase in total loans                                                            (81,937)       (27,801)
  Proceeds from sales of land, premises and equipment                                         74              0
  Purchase of land, premises and equipment                                                  (872)        (3,351)
                                                                                    ------------   ------------
        Net cash from investing activities                                               (88,528)       (40,387)
                                                                                    ------------   ------------
                                                    (Continued)


                                          LAKELAND FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the Nine Months Ended September 30, 2004 and 2003
                                                  (in thousands)

                                                    (Unaudited)

                                                   (Page 2 of 2)
                                                                                        2004           2003
                                                                                    ------------   ------------
Cash flows from financing activities:
  Net increase in total deposits                                                    $    117,122   $     88,712
  Net decrease in short-term borrowings                                                  (27,675)       (85,914)
  Payments on long-term borrowings                                                       (20,001)        (1,301)
  Dividends paid                                                                          (3,572)        (3,199)
  Proceeds from stock options exercise                                                       852            333
  (Purchase) sale of treasury stock                                                         (157)           (43)
                                                                                    ------------   ------------
        Net cash from financing activities                                                66,569         (1,412)
                                                                                    ------------   ------------
  Net increase (decrease) in cash and cash equivalents                                    (3,611)       (27,543)

Cash and cash equivalents at beginning of the period                                      57,441         87,149
                                                                                    ------------   ------------
Cash and cash equivalents at end of the period                                      $     53,830   $     59,606
                                                                                    ============   ============
Cash paid during the period for:
  Interest                                                                          $     11,437   $     14,668
                                                                                    ============   ============
  Income taxes                                                                      $      3,602   $      5,881
                                                                                    ============   ============
Loans transferred to other real estate                                              $          7   $      1,530
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2004

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

     The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The 2003 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS

     Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides application guidance that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the recognition of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In September 2004, the FASB delayed the accounting requirements of EITF 03-1 until additional implementation guidance is issued and goes into effect.

NOTE 3.  EARNINGS PER SHARE

     Basic earnings per common share is based upon weighted-average common shares outstanding. Diluted earnings per share show the dilutive effect of additional common shares issueable.

     Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income at the time of grant, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. No additional options were granted in the first nine months of 2004. Had compensation cost for stock options been recorded in the financial statements, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.


                                                           Nine Months Ended
                                                             September 30,
                                                           2004         2003
                                                        ---------   ----------
Net income (in thousands) as reported                   $  10,797   $   10,855
Deduct: stock-based compensation expense
determined under fair value based method                      312          403
                                                        ---------   ----------
Pro forma net income                                    $  10,485   $   10,452
                                                        =========   ==========
Basic earnings per common share as reported             $    1.84   $     1.87
Pro forma basic earnings per share                      $    1.79   $     1.80
Diluted earnings per share as reported                  $    1.78   $     1.81
Pro forma diluted earnings per share                    $    1.73   $     1.75


                                                          Three Months Ended
                                                            September 30,
                                                           2004        2003
                                                        ---------   ----------
Net income (in thousands) as reported                   $   3,951   $    3,591
Deduct: stock-based compensation expense
determined under fair value based method                      103          134
                                                        ---------   ----------
Pro forma net income                                    $   3,848   $    3,457
                                                        =========   ==========
Basic earnings per common share as reported             $    0.67   $     0.62
Pro forma basic earnings per share                      $    0.66   $     0.59
Diluted earnings per share as reported                  $    0.65   $     0.60
Pro forma diluted earnings per share                    $    0.64   $     0.57


     The common shares outstanding for the stockholders' equity section of the consolidated balance sheet at September 30, 2004 reflects the acquisition of 34,367 shares of Company common stock to offset a liability for a directors' deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

NOTE 4.  LOANS
                                               September 30, December 31,
                                                   2004          2003
                                               ------------  ------------
                                                     (in thousands)
Commercial and industrial loans                $    656,343  $    593,194
Agri-business and agricultural loans                 88,069        82,262
Real estate mortgage loans                           44,098        40,118
Real estate construction loans                        5,242         3,932
Installment loans and credit cards                  158,919       151,376
                                               ------------  ------------
  Total loans                                  $    952,671  $    870,882
                                               ============  ============

Impaired loans                                 $      9,942  $      3,039

Non-performing loans                           $     10,600  $      3,744


NOTE 5.  EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

                                  Nine Months Ended September 30
                                ----------------------------------
                                Pension Benefits     SERP Benefits
                                ----------------     -------------
                                   2004   2003        2004   2003
                                   ----   ----        ----   ----
Service cost                       $  0   $  0        $  0   $  0
Interest cost                       112    117          62     68
Expected return on plan assets      (94)  (106)        (75)   (71)
Recognized net actuarial loss        29     21          27     22
                                   ----   ----        ----   ----
  Net pension expense              $ 47   $ 32        $ 14   $ 19
                                   ====   ====        ====   ====

                                 Three Months Ended September 30
                                ----------------------------------
                                Pension Benefits     SERP Benefits
                                ----------------     -------------
                                   2004   2003        2004   2003
                                   ----   ----        ----   ----
Service cost                       $  0   $  0        $  0   $  0
Interest cost                        38     39          20     23
Expected return on plan assets      (32)   (35)        (25)   (24)
Recognized net actuarial loss        10      7           9      7
                                   ----   ----        ----   ----
  Net pension expense              $ 16   $ 11        $  4   $  6
                                   ====   ====        ====   ====

     The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $299,000 to its pension plan and $119,000 to its SERP plan in 2004. As of September 30, 2004, $119,000 had been contributed to the SERP plan and $284,000 to the pension plan. The Company does not anticipate making any additional contributions to its pension plan or SERP plan during the remainder of 2004.


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

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                              September 30, 2004

OVERVIEW

     Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in northern Indiana. The Company earned $10.8 million for the first nine months of 2004, versus $10.9 million in the same period of 2003, a decrease of 0.5%. Earnings were negatively impacted by a $969,000 decrease in noninterest income and a $399,000 decrease in net interest income. Offsetting these negative impacts were decreases of $1.1 million in the provision for loan losses and $30,000 in noninterest expense. Basic earnings per share for the first nine months of 2004 were $1.84 per share versus $1.87 per share for the first nine months of 2003. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the first nine months of 2004 were $1.78 per share, versus $1.81 per share for the first nine months of 2003.

     Net income for the third quarter of 2004 was $4.0 million, an increase of 10.0% versus $3.6 million for the comparable period of 2003. Basic earnings per share for the third quarter of 2004 were $0.67 per share, versus $0.62 per share for the third quarter of 2003. Diluted earnings per share for the third quarter of 2004 were $0.65 per share, versus $0.60 per share for the third quarter of 2003.

RESULTS OF OPERATIONS

Net Interest Income

     For the nine-month period ended September 30, 2004, net interest income totaled $31.3 million, a decrease of 1.3%, or $399,000 versus the first nine months of 2003. For the three-month period ended September 30, 2004, net interest income totaled $10.8 million, an increase of 3.9%, or $409,000 over the same period of 2003. Net interest income decreased in the nine-month period of 2004 versus the comparable period of 2003, primarily due to a 27 basis point decline in the net interest margin from 3.84% to 3.57%. For the nine-month period ended September 30, 2004, average earning assets increased by $75.6 million, or 6.7%, to $1.206 billion, and average noninterest bearing demand deposits increased by $33.5 million, or 19.8%, to $202.5 million, versus the same period in 2003. Net interest income increased in the three-month period ended September 30, 2004 versus the comparable period of 2003 primarily due to an $87.4 million increase in average earning assets combined with a $33.7 million increase in average noninterest bearing demand deposits. For the three-month period ended September 30, 2004, the net interest margin declined 11 basis points to 3.60%, versus the comparable period of 2003.

     Given the Company's mix of interest earning assets and interest bearing liabilities at September 30, 2004, the net interest margin could be expected to increase in a rising rate environment. Management expects the net interest margin will improve during the remainder of 2004, as the effects of recent rate increases by the Federal Reserve are felt.

     During the first nine months of 2004, total interest and dividend income decreased by $2.5 million, or 5.5% to $43.3 million, versus $45.8 million during the first nine months of 2003. During the third quarter of 2004, interest and dividend income increased $175,000, or 1.2%, to $15.0 million, versus $14.8 million during the same quarter of 2003. The tax equivalent yield on average earning assets decreased by 52 basis points to 4.9% for the nine-month period ended September 30, 2004 versus the same period of 2003. For the three-month period ended September 30, 2004, the yield decreased 22 basis points to 5.0% from the yield for the three-month period ended September 30, 2003.

     The average daily loan balances for the first nine months of 2004 increased 8.7% to $916.2 million, over the average daily loan balances of $843.3 million for the same period of 2003. During the same period, loan interest income declined by $195,000, or 0.6%, to $35.5 million. The decrease was the result of a 36 basis point decrease in the tax equivalent yield on loans to 5.2% from 5.5% in the first nine months of 2003. The average daily loan balances for the third quarter of 2004 increased $86.5 million, or 10.1%, to $939.9 million, versus $853.4 million for the same period of 2003. During the same period, loan interest income increased by $802,000, or 6.9%, to $12.4 million versus $11.6 million during the third quarter of 2003. The tax equivalent yield on loans was unchanged at 5.3% during the third quarters of 2004 and 2003.

     The average daily securities balances for the first nine months of 2004 increased $9.8 million, or 3.6%, to $280.7 million, versus $270.9 million for the same period of 2003. During the same periods, income from securities declined by $2.3 million, or 22.5%, to $7.8 million versus $10.0 million during the first nine months of 2003. The decrease was primarily the result of a 120 basis point decline in the tax equivalent yields on securities, to 4.1% versus 5.3% in the first nine months of 2003. The average daily securities balances for the third quarter of 2004 increased $12.2 million, or 4.5%, to $279.9 million, versus $267.8 million for the same period of 2003. During the same periods, income from securities declined by $612,000, or 19.3%, to $2.6 million versus $3.2 million during the third quarter of 2003. The decrease was primarily the result of a 106 basis point decrease in the tax equivalent yield on securities, to 4.1%, versus 5.1% in the third quarter of 2003.

     Total interest expense decreased $2.1 million, or 14.9%, to $12.0 million for the nine-month period ended September 30, 2004, from $14.1 million for the comparable period in 2003. The decrease was primarily the result of a 34 basis point decrease in the Company's daily cost of funds to 1.32%, versus 1.66% for the same period of 2003. Total interest expense decreased $234,000, or 5.3%, to $4.2 million for the three-month period ended September 30, 2004, from $4.4 million for the comparable period in 2003. The decrease was primarily the result of a 17 basis point decrease in the Company's daily cost of funds to 1.35%, versus 1.52% for the same period of 2003.

     On an average daily basis, total deposits (including demand deposits) increased $40.1 million, or 4.3%, to $1.003 billion for the nine-month period ended September 30, 2004, versus $961.8 million in the same period in 2003. The average daily deposit balances for the third quarter of 2004 increased $39.6 million, or 4.0%, to $1.022 billion from $982.6 million during the third quarter of 2003. On an average daily basis, noninterest bearing demand deposits increased $33.5 million, or 19.8% and $33.7 million, or 18.9% for the nine and three-month periods ended September 30, 2004, versus the same periods in 2003. When comparing the nine months ended September 30, 2004 with the same period of 2003, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, decreased $68.4 million and the rate paid on such accounts was unchanged at 2.5% versus the same period in 2003. In the third quarter of 2004, the average daily balance of time deposits decreased by $47.1 million and the rate paid on such accounts increased by 21 basis points versus the same period in 2003. The increase was primarily the result of a time deposit promotion that ran during the first quarter of 2004, as well as the general increase in interest rates.

     Management believes that it is critical to grow demand deposit accounts in both the dollar volume and total number of accounts. These accounts typically provide the Company with opportunities to expand into ancillary activities for both retail and commercial customers. In addition, they represent low cost deposits. Furthermore, the Company is focused on growing transaction money market accounts which also provide a reasonable cost of funds and generally represent relationship accounts. Average daily balances of borrowings increased $36.0 million, or 20.9%, to $208.6 million for the nine months ended September 30, 2004 versus $172.6 million for the same period in 2003, and increased $44.0 million, or 26.4% for the three months ended September 30, 2004. The rate on borrowings decreased 78 basis points and 58 basis points, respectively, when comparing the nine and three month periods of 2004 with the same periods of 2003. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 6.8% and 7.3%, respectively, when comparing the nine and three month periods ended September 30, 2004 versus the same periods in 2003. The following tables set forth consolidated information regarding average balances and rates.


                                              DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                         INTEREST RATES AND INTEREST DIFFERENTIAL
                                                                (in thousands of dollars)
                                                                           Nine Months Ended September 30,
                                                    -----------------------------------------------------------------------------
                                                                    2004                                     2003
                                                    ------------------------------------       ----------------------------------
                                                     Average      Interest                      Average     Interest
                                                     Balance       Income      Yield (1)        Balance      Income     Yield (1)
                                                    ----------   ----------   ----------       ----------  ----------  ----------
 ASSETS
 Earning assets:
   Loans:
     Taxable (2)(3)                                 $  907,573   $   35,255       5.19 %       $  835,908  $   35,453      5.67 %
     Tax exempt (1)                                      8,655          275       4.24              7,362         270      4.90
   Investments: (1)
     Available for sale                                280,704        8,658       4.12            270,941      10,781      5.32
   Short-term investments                                5,779           46       1.20             10,456          81      1.04
   Interest bearing deposits                             3,782           36       1.27              6,248          52      1.11

                                                    ----------   ----------                    ----------  ----------
 Total earning assets                                1,206,493       44,270       4.90 %        1,130,915      46,637      5.42 %

 Nonearning assets:
   Cash and due from banks                              50,109            0                        45,558           0
   Premises and equipment                               25,888            0                        25,615           0
   Other nonearning assets                              42,549            0                        40,011           0
   Less allowance for loan loss losses                 (10,515)           0                        (9,847)          0

                                                    ----------   ----------                    ----------  ----------
 Total assets                                      $ 1,314,524  $    44,270                   $ 1,232,252 $    46,637
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

(2)   Loan fees, which are immaterial in relation to total taxable loan interest income for the nine months ended September 30, 2004 and 2003, are included as taxable loan interest income.

(3)   Nonaccrual loans are included in the average balance of taxable loans.



                                               DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                      INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                                  (in thousands of dollars)

                                                                           Nine Months Ended September 30,
                                                    -----------------------------------------------------------------------------
                                                                    2004                                      2003
                                                    -----------------------------------      ------------------------------------
                                                      Average     Interest                     Average      Interest
                                                      Balance      Expense     Yield           Balance       Expense     Yield
                                                    ----------   ----------  ----------      ----------    ----------  ----------
 LIABILITIES AND STOCKHOLDERS'
  EQUITY
 Interest bearing liabilities:
   Savings deposits                                 $   68,375  $        65       0.13 %       $   60,101  $      193      0.43 %
   Interest bearing checking accounts                  348,794        2,097       0.80            281,178       2,366      1.12
   Time deposits:
     In denominations under $100,000                   216,224        4,575       2.83            205,472       4,764      3.10
     In denominations over $100,000                    166,816        2,644       2.12            246,010       3,586      1.95
   Miscellaneous short-term borrowings                 160,396        1,215       1.01            121,119         897      0.99
   Long-term borrowings                                 48,200        1,422       3.94             51,494       2,296      5.96

                                                    ----------   ----------                    ----------  ----------
 Total interest bearing liabilities                  1,008,805       12,018       1.59 %          965,374      14,102      1.95 %


 Noninterest bearing liabilities
  and stockholders' equity:
   Demand deposits                                     202,493            0                       169,009           0
   Other liabilities                                     8,145            0                        10,474           0
   Stockholders' equity                                 95,081            0                        87,395           0
 Total liabilities and stockholders'
  equity                                            ----------   ----------                    ----------  ----------
                                                   $ 1,314,524  $    12,018                   $ 1,232,252 $    14,102
                                                    ==========   ==========                    ==========  ==========

 Net interest differential - yield on
   average daily earning assets                                  $   32,252       3.57 %      $    32,535                 4.02 %
                                                                 ==========                    ==========




                                              DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                         INTEREST RATES AND INTEREST DIFFERENTIAL
                                                                (in thousands of dollars)
                                                                         Three Months Ended September 30,
                                                    ----------------------------------------------------------------------------
                                                                   2004                                     2003
                                                    -----------------------------------       ----------------------------------
                                                      Average     Interest                      Average    Interest
                                                      Balance      Income     Yield (1)         Balance     Income     Yield (1)
                                                    ----------   ---------   ----------       ----------  ----------  ----------
 ASSETS
 Earning assets:
   Loans:
     Taxable (2)(3)                                 $  931,102   $   12,352       5.34 %       $  845,388  $   11,543      5.48 %
     Tax exempt (1)                                      8,812           89       4.01              8,037          97      4.78
   Investments: (1)
     Available for sale                                279,907        2,850       4.05            267,757       3,449      5.11
   Short-term investments                                5,090           17       1.33             14,067          31      0.87
   Interest bearing deposits                             4,445           16       1.43              6,724          17      1.00

                                                    ----------   ----------                    ----------  ----------
 Total earning assets                                1,229,356       15,324       4.96 %        1,141,973      15,137      5.18 %

 Nonearning assets:
   Cash and due from banks                              50,910            0                        46,685           0
   Premises and equipment                               25,674            0                        26,442           0
   Other nonearning assets                              43,701            0                        40,637           0
   Less allowance for loan loss losses                 (10,673)           0                        (9,984)          0

                                                    ----------   ----------                    ----------  ----------
 Total assets                                     $  1,338,968   $   15,324                   $ 1,245,753 $    15,137
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

(2)   Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended September 30, 2004 and 2003, are included as taxable loan interest income.

(3)   Nonaccrual loans are included in the average balance of taxable loans.

                                               DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                      INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                                  (in thousands of dollars)

                                                                           Three Months Ended September 30,
                                                    -----------------------------------------------------------------------------
                                                                    2004                                     2003
                                                    ------------------------------------       ----------------------------------
                                                      Average     Interest                       Average    Interest
                                                      Balance      Expense        Yield          Balance     Expense       Yield
                                                    ----------   ----------       ------       ----------  ----------      ------
 LIABILITIES AND STOCKHOLDERS'
  EQUITY
 Interest bearing liabilities:
   Savings deposits                                 $   69,888   $       17       0.10 %       $   62,757  $       54      0.43 %
   Interest bearing checking accounts                  352,381          717       0.81            306,497         770      1.12
   Time deposits:
     In denominations under $100,000                   220,473        1,559       2.81            202,165       1,496      2.94
     In denominations over $100,000                    167,229          956       2.27            232,677       1,101      1.88
   Miscellaneous short-term borrowings                 169,981          517       1.21            116,243         244      0.83
   Long-term borrowings                                 40,974          428       4.16             50,666         741      5.80

                                                    ----------   ----------                    ----------  ----------
 Total interest bearing liabilities                  1,020,926        4,194       1.63 %          971,005       4,406      1.80 %


 Noninterest bearing liabilities
  and stockholders' equity:
   Demand deposits                                     212,245            0                       178,521           0
   Other liabilities                                     8,308            0                         8,328           0
   Stockholders' equity                                 97,489            0                        87,899           0
 Total liabilities and stockholders'
  equity                                            ----------   ----------                    ----------  ----------
                                                   $ 1,338,968  $     4,194                   $ 1,245,753 $     4,406
                                                    ==========   ==========                    ==========  ==========

 Net interest differential - yield on
   average daily earning assets                                  $   11,130       3.60 %                   $   10,731      3.71 %
                                                                 ==========                                ==========


Provision for Loan Losses

     Based on management's review of the adequacy of the allowance for loan losses, provisions for losses on loans of $648,000 and $150,000 were recorded during the nine-month and three-month periods ended September 30, 2004, versus provisions of $1.8 million and $380,000 recorded during the same periods of 2003. The decrease in the provision for loan losses for the periods ended September 30, 2004 reflected a number of factors, including the level of charge-offs, management's overall view on current credit quality, the amount and status of impaired loans and the amount and status of past due accruing loans (90 days or more), as discussed in more detail below in the analysis relating to the Company's financial condition.

Noninterest Income

     Noninterest income categories for the nine and three-month periods ended September 30, 2004 and 2003 are shown in the following table:

                                                     Nine Months Ended
                                                       September 30,
                                            ---------------------------------
                                                                     Percent
                                               2004         2003     Change
                                            ----------  ---------- ----------
                                                      (in thousands)
Trust and brokerage fees                       $ 2,319     $ 1,802     28.7 %
Service charges on deposits                      5,194       5,136      1.1
Credit card fee income                           1,657       1,313     26.2
Other income (net)                               2,943       2,908      1.2
Net gains on the sale of real estate
  mortgages held-for-sale                          724       2,655    (72.7)
Net securities losses                                0          (8)  (100.0)
                                            ----------  ---------- ----------
     Total noninterest income                 $ 12,837    $ 13,806     (7.0)%
                                            ==========  ========== ==========

                                                     Three Months Ended
                                                       September 30,
                                            ---------------------------------
                                                                     Percent
                                               2004         2003     Change
                                            ----------  ---------- ----------
                                                      (in thousands)
Trust and brokerage fees                        $  800      $  627     27.6 %
Service charges on deposits                      1,840       1,736      6.0
Credit card fee income                             576         487     18.3
Other income (net)                                 884       1,256    (29.6)
Net gains (losses) on the sale of real
  estate mortgages held for sale                   431         383     12.5
Net securities losses                                0          (8)  (100.0)
                                            ----------  ---------- ----------
     Total noninterest income                  $ 4,531     $ 4,481      1.1 %
                                            ==========  ========== ==========

     Trust  fees  increased  $488,000  and  $201,000,   respectively,  in  the
nine-month and three-month periods ended September 30, 2004 versus the same periods in 2003. The increases in 2004 were primarily in living trust, agency, IRA and employee benefit plan fees, and were derived principally from the
Company's December 1, 2003 acquisition of Indiana Capital Management. Brokerage fees increased $29,000 and decreased $28,000 respectively, in the nine-month and three-month periods ended September 30, 2004 versus the same periods in 2003.

     Credit card fee income increased by $344,000 and $89,000, respectively, in the nine-month and three-month periods ended September 30, 2004 versus the same periods in 2003. The increases were driven by higher volume activity in interchange and merchant fee income.

     Other income consists of normal recurring fee income such as mortgage service fees, insurance income and fees, valuation of mortgage servicing rights and safe deposit box rent, as well as other income that management classifies as non-recurring. Other income increased $35,000 and decreased $372,000, respectively, in the nine-month and three-month periods ended September 30, 2004 versus the same period of 2003. The primary drivers behind the decrease in the three-month period were a $262,000 decrease in the recovery of the non-cash impairment of the Bank's mortgage servicing rights portfolio, a $43,000 decrease in operating lease income and a $43,000 loss on the disposal of fixed assets.

     The decrease in profits from the sale of mortgages resulted primarily from a decrease in the volume of mortgages sold during both the nine-month and three-month periods ended September 30, 2004 versus the same periods in 2003. In addition, the timing of mortgage sales into the secondary market during the second quarter of 2004 affected profits. During the first nine months of 2004, the Company sold $49.7 million in mortgages versus $128.7 million in the comparable period of 2003. During the third quarter of 2004, the Company sold $15.6 million in mortgages versus $44.5 million in the third quarter of 2003. The decreases in volume in 2004 were primarily the result of rising mortgage rates during the second half of 2003 and during 2004, which has resulted in decreased mortgage refinance activity and decreased demand for home mortgages during 2004. Management does not expect that the high level of mortgage sales gains experienced during 2003 will be repeated during the remainder of 2004.

Noninterest Expense

     Noninterest expense categories for the nine and three-month periods ended September 30, 2004, and 2003 are shown in the following table:



                                                 Nine Months Ended
                                                   September 30,
                                         ----------------------------------
                                                                   Percent
                                            2004        2003        Change
                                         ----------  ----------  ----------
                                                   (in thousands)
Salaries and employee benefits             $ 14,705    $ 14,789      (0.6)%
Occupancy and equipment expense               3,334       3,772     (11.6)
Data processing expense                       1,901       1,835       3.6
Credit card interchange                       1,037         728      42.5
Other expense                                 6,327       6,210       1.9
                                         ----------  ----------  ----------
     Total noninterest expense             $ 27,304    $ 27,334      (0.1)%
                                         ==========  ==========  ==========

                                                Three Months Ended
                                                   September 30,
                                         ----------------------------------
                                                                   Percent
                                            2004        2003        Change
                                         ----------  ----------  ----------
                                                   (in thousands)
Salaries and employee benefits              $ 4,921     $ 5,076      (3.1)%
Occupancy and equipment expense               1,203       1,192       0.9
Data processing expense                         656         562      16.7
Credit card interchange                         404         285      41.8
Other expense                                 2,017       1,981       1.8
                                         ----------  ----------  ----------
     Total noninterest expense              $ 9,201     $ 9,096       1.2 %
                                         ==========  ==========  ==========

     Salaries and employee benefits were virtually unchanged in the first nine months of 2004. Total employees remained stable with 450 at September 30, 2004, compared to 455 at September 30, 2003.

     The decrease in occupancy and equipment expense reflected lower property taxes, as well as lower depreciation expense due to the fact that much of the equipment purchased for significant technology upgrades in 1998 and 1999 and to ensure no interruption from Year 2000 issues, is now fully depreciated.

     Credit card interchange fees increased during the nine-month and three-month periods ended September 30, 2004, due to an increase in processing costs charged by VISA and increased credit card usage by Bank customers during those periods versus the same periods of 2003.

     Other expense includes corporate and business development, data processing fees, telecommunications, postage, and professional fees such as legal, accounting, and directors' fees. Other expense increased slightly in the nine-month and three-month periods ended September 30, 2004 versus the comparable periods in 2003 primarily due to increases in corporate and business development expense related to advertising.

Income Tax Expense

     Income tax expense decreased $164,000, or 3.0%, for the first nine months of 2004, compared to the same period in 2003. Income tax expense for the third quarter of 2004 increased $224,000, or 12.3%, compared to the same period of 2003. The combined state franchise tax expense and the federal income tax expense as a percentage of income before income tax expense decreased to 33.3% during the first nine months of 2004 compared to 33.8% during the same period in 2003. It increased to 34.1% for the third quarter of 2004, versus 33.6% for the third quarter of 2003. The increase was driven by a decrease in the amount of income derived from tax-advantaged sources.


FINANCIAL CONDITION

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

     Total assets of the Company were $1.350 billion as of September 30, 2004, an increase of $78.1 million, or 6.1%, when compared to $1.271 billion as of December 31, 2003.

     Total cash and cash equivalents decreased by $3.6 million, or 6.3%, to $53.8 million at September 30, 2004 from $57.4 million at December 31, 2003.

     Total securities available-for-sale increased by $3.6 million, or 1.3%, to $285.0 million at September 30, 2004 from $281.4 million at December 31, 2003. The increase was a result of a number of transactions in the securities portfolio. Securities purchases totaled $57.8 million, and the fair market value of the securities portfolio increased by $757,000. The market value increase was driven by a flattening of the yield curve during the third quarter of 2004 which resulted in a decline in longer-term rates. These increases were offset by securities paydowns totaling $49.4 million, and the amortization of premiums, net of the accretion of discounts totaled $2.8 million. Maturities and calls of securities totaled $2.7 million. The investment portfolio is managed to limit the Company's exposure to risk by containing mostly CMO's and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

     Real estate mortgages held-for-sale decreased by $1.1 million, or 32.0%, to $2.3 million at September 30, 2004 from $3.4 million at December 31, 2003. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the nine months ended September 30, 2004, $48.6 million in real estate mortgages were originated for sale and $49.7 million in mortgages were sold.

     Total loans, excluding real estate mortgages held-for-sale, increased by $81.8 million, or 9.4%, to $952.7 million at September 30, 2004 from $870.9 million at December 31, 2003. The mix of loan types within the Company's portfolio was unchanged, reflecting 78% commercial, 5% real estate and 17% consumer loans at both September 30, 2004 and December 31, 2003.

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

     Loans are charged against the allowance for loan losses when management believes that the uncollectibility of the principal is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined based on the application of loss percentages to graded loans by categories. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans - substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At September 30, 2004, on the basis of management's review of the loan portfolio, the Company had $35.4 million of assets classified special mention, $22.5 million classified as substandard, $1.5 million classified as doubtful and $0 classified as loss as compared to $41.9 million, $27.7 million, $869,000 and $0 at December 31, 2003.

     Allowance estimates are developed by management in consultation with regulatory authorities, taking into account actual loss experience, and are adjusted for current economic conditions. Allowance estimates are considered a prudent measurement of the risk in the Company's loan portfolio and are applied to individual loans based on loan type. In accordance with FASB
Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. The following table summarizes the loan loss reserve and nonperforming assets at September 30, 2004 and September 30, 2003.


                                                September 30,   September 30,
                                                    2004            2003
                                               --------------  --------------
                                                       (in thousands)
ALLOWANCE FOR LOAN LOSSES:
Beginning balance, January 1                      $    10,234    $      9,533
Provision for loan losses, year-to-date                   648           1,764
Loans charged-off, year-to-date                          (381)         (1,396)
Recoveries, year-to-date                                  240             163
                                               --------------  --------------
Ending balance                                    $    10,741    $     10,064
                                               ==============  ==============

NONPERFORMING ASSETS:
Nonaccrual loans                                  $     7,779    $      1,291
Loans past due over 90 days and accruing                2,821           3,226
Other real estate                                         277           1,530
Repossessions                                              28             120
                                               --------------  --------------
Total nonperforming assets                       $     10,905    $      6,167
                                               ==============  ==============


     Total impaired loans increased by $6.9 million to $9.9 million at September 30, 2004 from $3.0 million at December 31, 2003. The increase in the impaired loans category resulted primarily from the addition of a single commercial credit of $6.1 million. The borrower filed for chapter 11 bankruptcy late in the third quarter and is in the process of determining its future business strategy. Borrower collateral and the personal guarantees of its principals support the credit. The impaired loan total included $7.2 million in nonaccrual loans. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

     Total deposits increased by $117.1 million, or 12.6%, to $1.044 billion at September 30, 2004 from $926.4 million at December 31, 2003. The increase resulted from increases of $115.1 million in certificates of deposit, $25.5 million in demand deposits, $6.5 million in savings accounts and $648,000 in NOW accounts. Offsetting these increases were declines of $17.4 million in Investors' Money Market accounts and $13.2 million in money market accounts.

     Total short-term borrowings decreased by $27.7 million, or 15.0%, to $157.1 million at September 30, 2004 from $184.8 million at December 31, 2003. The decrease resulted primarily from declines of $30.8 million in securities sold under agreements to repurchase and $1.5 million in federal funds purchased. Offsetting these decreases were increases of $5.0 million in other borrowings, primarily short-term advances from the Federal Home Loan Bank of Indianapolis.

     Long-term borrowings decreased by $20.0 million, or 66.6%, to $10.0 million at September 30, 2004 from $30.0 million at December 31, 2003. Long-term borrowings are primarily long-term advances from the Federal Home Loan Bank of Indianapolis.

     Total stockholders' equity increased by $8.7 million, or 9.7%, to $98.7 million at September 30, 2004 from $90.0 million at December 31, 2003. Net income of $10.8 million, plus the increase in the accumulated other comprehensive income of $486,000, less dividends of $3.7 million, plus $1.3 million for stock issued through options exercised and stock option expense, minus $157,000 for the cost of treasury stock purchased, comprised most of this increase.

     The Federal Deposit Insurance Corporation's risk based capital regulations require that all banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Company's ratios continue to be above "well capitalized" levels. As of September 30, 2004, the Company's Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio were 9.2%, 11.7% and 12.7%, respectively.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rate risk represents the Company's primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2004. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company's needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At September 30, 2004, the Company's potential pretax exposure was within the Company's policy limit, and not significantly different from December 31, 2003.

ITEM 4 - CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2004. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

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

o The ability of the Company to obtain new customers and to retain existing customers.

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

                              September 30, 2004

                          Part II - Other Information

Item 1. Legal proceedings
        -----------------
        There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -------------------------------------------------------------
        The following table provides information as of September 30, 2004 with respect to shares of common stock repurchased by the Company during the quarter then ended:

                   Issuer Purchases of Equity Securities(a)

                                         Total Number of      Maximum Number
                                        Shares Purchased    of Shares that May
            Total Number   Average     as Part of Publicly   Yet Be Purchased
               of Shares   Price Paid     Announced Plans    Under the Plan or
Period         Purchased   Per Share       or Programs            Programs
-------       ----------   -------          ---------            -----------
July 1-31        2,144     $ 32.26                 0                      0
August 1-31          0     $     0                 0                      0
September 1-30       0     $     0                 0                      0
                 -----     -------          ---------            -----------
Total            2,144     $ 32.26
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

Item 3. Defaults Upon Senior Securities
        -------------------------------
        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        None

Item 5. Other Information
        -----------------
        None

Item 6. Exhibits
        --------
        31.1  Certification of Chief  Executive   Officer   Pursuant  to  Rule
              13a-14(a)/15d-14(a)

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

                        LAKELAND FINANCIAL CORPORATION

                                   FORM 10-Q

                              September 30, 2004

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



                        LAKELAND FINANCIAL CORPORATION
                                 (Registrant)




Date: November 1, 2004       /s/Michael L. Kubacki
                             Michael L. Kubacki - President and Chief
                             Executive Officer




Date: November 1, 2004       /s/David M. Findlay
                             David M. Findlay - Executive Vice President
                             and Chief Financial Officer




Date: November 1, 2004       /s/Teresa A. Bartman
                             Teresa A. Bartman - Vice President and
                             Controller