Form 10-K
period 2004-12-31
LAKELAND FINANCIAL CORP
filed 2005-03-11
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Stock Market on June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $176,379,946.

Number of shares of common stock outstanding at February 23, 2005: 5,910,249

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the Annual Meeting of Shareholders dated as of March 11, 2005 are incorporated by reference into
Part III hereof.

                        LAKELAND FINANCIAL CORPORATION
                          Annual Report on Form 10-K
                               Table of Contents


         Page Number
                                    PART I

Item 1.    Business                                                           3
             Forward - Looking Statements                                     4
             Supervision and Regulation                                       7
             Industry Segments                                               12
           Guide 3 Information                                               12
Item 2.    Properties                                                        30
Item 3.    Legal Proceedings                                                 31
Item 4.    Submission of Matters to a Vote of Security Holders               31

                                    PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder
            Matters and Issuer Purchases of Equity Securities                31
Item 6.    Selected Financial Data                                           33
Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        34
             Overview                                                        34
             Results of Operations                                           34
             Financial Condition                                             37
             Critical Accounting Policies                                    40
             Newly Issued But Not Yet Effective Accounting Standards         41
             Liquidity                                                       41
             Inflation                                                       43
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk        43
Item 8.    Financial Statements and Supplemental Data                        47
             Financial Statements                                            47
             Notes to Financial Statements                                   51
             Report of Independent Registered Public Accounting Firm         77
Item 9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         78
Item 9a.   Controls and Procedures                                           78
Item 9b.   Other Information                                                 78

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant                78
Item 11.   Executive Compensation                                            78
Item 12.   Security Ownership of Certain Beneficial Owners and Management
            and Related Shareholder Matters                                  78
Item 13.   Certain Relationships and Related Transactions                    79
Item 14.   Principal Accountant Fees and Services                            79

                                    PART IV

Item 15.   Exhibits and Financial Statement Schedules                        80

Form 10-K Signature Page                                                     S1

                                    PART I


ITEM 1. BUSINESS

         The Company was incorporated under the laws of the State of Indiana on February 8, 1983. As used herein, the term "Company" refers to Lakeland Financial Corporation, or if the context dictates, Lakeland Financial Corporation and its wholly-owned subsidiary, Lake City Ban k(the "Bank"), an Indiana state bank headquartered in Warsaw, Indiana. Also included in the consolidated financial statements is LCB Investments Limited, a wholly-owned subsidiary of Lake City Bank, which is a Bermuda corporation that manages a portion of the Bank's investment portfolio. All intercompany transactions and balances are eliminated in consolidation.

General

         Company's Business. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended. The Company owns all of the outstanding stock of Lake City Bank, Warsaw, Indiana, a full service commercial bank organized under Indiana law. In trust, the Bank recognizes a wholly-owned subsidiary, LCB Investments Limited, which manages a portion of the Bank's investment portfolio. The Company conducts no business except that incident to its ownership of the outstanding stock of the Bank and the operation of the Bank.

         The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank's activities cover all phases of commercial banking, including checking accounts, savings accounts, time deposits, the sale of securities under agreements to repurchase, commercial and agricultural lending, direct and indirect consumer lending, real estate mortgage lending, retail and merchant credit card services, corporate cash management services, retirement services, bond administration, safe deposit box service and trust and brokerage services.

         The Bank's main banking office is located at 202 East Center Street, Warsaw, Indiana. As of December 31, 2004, the Bank had 43 offices in twelve counties throughout northern Indiana.

         Market Overview. While the Company operates in twelve counties, it currently defines operations by four primary geographical markets. They are the South Region, which includes Kosciusko and portions of contiguous counties; the North Region, which includes portions of Elkhart and St. Joseph Counties, the Central Region, which includes portions of Elkhart County and contiguous counties; and the East Region, which includes Allen and DeKalb Counties. The South Region includes the city of Warsaw, which is the location of the Company's headquarters. The Company has had a presence in this region since 1872. It has been in the North and Central Regions, which includes the cities of Elkhart, South Bend and Goshen, since 1990. The Company opened its first office in the East Region, which includes the cities of Fort Wayne and Auburn, in 1999.

         The Company believes that these are well-established and fairly diverse economic regions. The Company's markets include a mix of industrial and service companies with no business or industry concentrations. Furthermore, no single industry or employer dominates any of the markets. Fort Wayne represents the largest population center served by the Company with a population of 206,000, according to 2000 U.S. Census Bureau data. South Bend, with a 2000 population of 108,000, is the second largest city served by the Company. Elkhart, with a 2000 population of 52,000, is the third largest city that the Company currently serves. As a result of the presence of offices in twelve counties that are widely dispersed, no single city or industry represents an undue concentration.

         Expansion Strategy. The Company's expansion strategy is driven primarily by the potential for increased penetration in existing markets where opportunities for market share growth exists. Additionally, the Company considers growth in new markets with a close geographic proximity to its current operations. These markets are considered when the Company believes they would be receptive to its strategic plan to deliver broad based financial services with a local flavor. Since the early 1990's, the Company has focused on growth through de novo branching in locations that management believes have potential for creating new market opportunities or for further penetrating existing markets. The Company also acquired the Fort Wayne, Indiana office of Indiana Capital Management Bank & Trust in late 2003 to augment the existing trust business and further penetrate the Fort Wayne market. In new markets, the Company believes it is critical to attract experienced local management with a similar philosophy in order to provide a basis for success.

         The Company also considers opportunities beyond current markets when the Company's board of directors and management believes that the opportunity will provide a desirable strategic fit without posing undue risk. The Company does not currently have any definitive understandings or agreements for any acquisitions or de novo expansion.

         Products and Services. The Company is a full service commercial bank and provides commercial, retail, trust and investment services to its customers. Commercial products include commercial loans and technology-driven solutions to commercial customers' cash management needs such as internet business banking and on-line cash management services in addition to retirement services, bond administration and health savings account services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans. The Company provides credit card services to retail and commercial customers through its retail card program and merchant processing activity. The Company also has an Honors Private Banking program that is positioned to serve the more financially sophisticated customer with a menu including brokerage and trust services, executive mortgage programs and access to financial planning seminars and programs. The Bank's Prospero Program is dedicated to serving the expanding financial needs of the Latino community. The Company provides trust clients with traditional personal and corporate trust services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance.

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

         Lakeland Statutory Trust II (the "Trust"), a statutory business trust, was formed under Connecticut law pursuant to a trust agreement dated October 1, 2003 and a certificate of trust filed with the Connecticut Secretary of State on October 1, 2003. Through a private placement, the trust issued $30.0 million in trust preferred securities. The Trust exists for the exclusive purposes of (i) issuing the trust securities representing undivided beneficial interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in the subordinated debentures issued by the Company, and (iii) engaging in only those activities necessary, advisable, or incidental thereto. The subordinated debentures are the only assets of the Trust, and payments under the subordinated debentures are the only revenue of the Trust. The Trust has a term of 35 years, but may be terminated earlier as provided in the trust agreement. The Trust is not included in the consolidated Company.

Competition

         The Bank was originally organized in 1872 and has continuously operated under the laws of the State of Indiana since its organization. The Bank's activities cover all phases of commercial banking, including checking accounts, savings accounts, time deposits, the sale of securities under agreements to repurchase, commercial and agricultural lending, direct and indirect consumer lending, real estate mortgage lending, retail and merchant credit card services, corporate cash management services, retirement services, bond administration, safe deposit box services and trust and brokerage services. The interest rates for both deposits and loans, as well as the range of services provided, are consistent with those of all banks competing within the Bank's service area.

         The Bank competes for loans principally through a high degree of customer contact, timely loan review and approval, market-driven competitive loan pricing in certain situations and the Bank's reputation throughout the region. The Bank believes that its convenience, quality service and high touch, responsive approach to banking enhances its ability to compete favorably in attracting and retaining individual and business customers. The Bank actively solicits deposit-related customers and competes for customers by offering personal attention, professional service and competitive interest rates.

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

         The Bank competes with other major banks for large commercial deposit and loan accounts. The Bank is presently subject to an aggregate maximum loan limit to any single account pursuant to Indiana law of $20.5 million. The Bank currently enforces an internal limit of $14.0 million, which is less than the amount permitted by law. This maximum might occasionally limit the Bank from providing loans to those businesses or personal accounts whose borrowings periodically exceed this amount. In the event this were to occur, the Bank maintains correspondent relationships with other financial institutions. The Bank may participate with other banks in the placement of large borrowings in excess of its lending limit. The Bank is also a member of the Federal Home Loan Bank of Indianapolis in order to broaden its mortgage lending and investment activities and to provide additional funds, if necessary, to support these activities.

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

Employees

         At December 31, 2004, the Company, including its subsidiaries, had 427 full-time equivalent employees. Benefit programs include a pension plan, 401(k) plan, group medical insurance, group life insurance and paid vacations. Effective April 1, 2000, the defined benefit pension plan was frozen and employees can no longer accrue new benefits under that plan. The Bank is not a party to any collective bargaining agreement, and employee relations are considered good. The Company also has a stock option plan under which stock options may be granted to employees and directors.

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

         The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2004, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.
         Dividend Payments. The Company's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Indiana corporation, the Company is subject to the limitations of the Indiana General Business Corporation Law, which prohibit the Company from paying dividends if the Company is, or by payment of the dividend would become, insolvent, or if the payment of dividends would render the Company unable to pay its debts as they become due in the usual course of business. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

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

         During the year ended December 31, 2004, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2005, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

         FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2004, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

         Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI. The amount of the assessment is calculated on the basis of the bank's total assets. During the year ended December 31, 2004, the Bank paid supervisory assessments to the DFI totaling $102,000.

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

         As of December 31, 2004: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was "well-capitalized," as defined by FDIC regulations.

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

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2004. As of December 31, 2004, approximately $23.2 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

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

         Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states that authorize such expansion.

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

         Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $47.6 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $47.6 million, the reserve requirement is $1.218 million plus 10% of the aggregate amount of total transaction accounts in excess of $47.6 million. The first $7.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

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

GUIDE 3 INFORMATION

         On the pages that follow are tables that set forth selected statistical information relative to the business of the Company. This data should be read in conjunction with the consolidated financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in Items 7 & 8, below, herein incorporated by reference.



                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                             INTEREST RATES AND INTEREST DIFFERENTIAL
                                                     (in thousands of dollars)

                                                                  2004                                      2003
                                                ----------------------------------------  ----------------------------------------
                                                  Average       Interest                    Average       Interest
                                                  Balance        Income       Yield (1)     Balance        Income       Yield (1)
                                                ------------  ------------  ------------  ------------  ------------  ------------
ASSETS
Earning assets:
  Loans:
    Taxable (2)(3)                              $    921,807  $     49,087          5.33% $    839,797  $     46,861          5.58%
    Tax exempt (1)                                     9,127           381          4.17         7,758           430          5.54

  Investments: (1)
    Available for sale                               281,870        11,642          4.13       271,161        14,118          5.21

  Short-term investments                               8,806           132          1.50        11,882           120          1.01

  Interest bearing deposits                            3,643            52          1.43         6,134            68          1.11
                                                ------------  ------------                ------------  ------------
Total earning assets                               1,225,253        61,294          5.00%    1,136,732        61,597          5.42%

Nonearning assets:
  Cash and due from banks                             50,890             0                      46,394             0

  Premises and equipment                              25,715             0                      25,810             0

  Other nonearning assets                             41,423             0                      40,062             0

  Less allowance for loan losses                     (10,568)            0                      (9,909)            0
                                                ------------  ------------                ------------  ------------
Total assets                                    $  1,332,713  $     61,294                $  1,239,089  $     61,597
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

(2)     Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2004 and
        2003, are included as taxable loan interest income.

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



                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                     (in thousands of dollars)

                                                                  2004                                      2003
                                                ----------------------------------------  ----------------------------------------
                                                  Average       Interest                    Average       Interest
                                                  Balance       Expense        Yield        Balance       Expense        Yield
                                                ------------  ------------  ------------  ------------  ------------  ------------
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
  Savings deposits                              $     68,593  $         83          0.12% $     61,053  $        232          0.38%

  Interest bearing checking accounts                 358,945         3,109          0.87       301,328         3,214          1.07

  Time deposits:
    In denominations under $100,000                  216,764         6,129          2.83       203,196         6,153          3.03
    In denominations over $100,000                   181,904         4,076          2.24       230,417         4,480          1.94

  Miscellaneous short-term borrowings                148,562         1,556          1.05       118,109         1,110          0.94

  Long-term borrowings and
    subordinated debentures                           46,384         1,880          4.05        53,892         2,948          5.47
                                                ------------  ------------                ------------  ------------
Total interest bearing liabilities                 1,021,152        16,833          1.65%      967,995        18,137          1.87%

Noninterest bearing liabilities and
 stockholders' equity:

  Demand deposits                                    207,592             0                     173,716             0

  Other liabilities                                    8,533             0                      10,069             0

Stockholders' equity                                  95,436             0                      87,309             0

Total liabilities and stockholders'             ------------  ------------                ------------  ------------
 equity                                         $  1,332,713  $     16,833                $  1,239,089  $     18,137
                                                ============  ============                ============  ============
Net interest differential - yield on
 average daily earning assets                                 $     44,461          3.63%               $     43,460          3.82%
                                                              ============                              ============



                                   DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                         INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                     (in thousands of dollars)

                                                                  2003                                      2002
                                                ----------------------------------------  ----------------------------------------
                                                   Average      Interest                    Average       Interest
                                                   Balance      Expense        Yield        Balance       Expense        Yield
                                                ------------  ------------  ------------  ------------  ------------  ------------
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
  Savings deposits                              $     61,053  $        232          0.38% $     53,792  $        404          0.75%

  Interest bearing checking accounts                 301,328         3,214          1.07       231,712         3,592          1.55

  Time deposits:
    In denominations under $100,000                  203,196         6,153          3.03       203,531         7,491          3.68
    In denominations over $100,000                   230,417         4,480          1.94       224,437         5,604          2.50

  Miscellaneous short-term borrowings                118,109         1,110          0.94       146,619         2,552          1.74

  Long-term borrowings and
    subordinated debentures                           53,892         2,948          5.47        46,287         2,915          6.30
                                                ------------  ------------                ------------  ------------
Total interest bearing liabilities                   967,995        18,137          1.87%      906,378        22,558          2.49%

Noninterest bearing liabilities and
 stockholders' equity:

  Demand deposits                                    173,716             0                     150,226             0

  Other liabilities                                   10,069             0                      13,093             0

Stockholders' equity                                  87,309             0                      79,053             0

Total liabilities and stockholders'             ------------  ------------                ------------  ------------
 equity                                         $  1,239,089  $     18,137                $  1,148,750  $     22,558
                                                ============  ============                ============  ============
Net interest differential - yield on
 average daily earning assets                                 $     43,460          3.82%               $     42,742          4.02%
                                                              ============                              ============



                                           ANALYSIS OF CHANGES IN INTEREST DIFFERENTIALS
                                                 (fully taxable equivalent basis)
                                                     (in thousands of dollars)

                                                                              YEAR ENDED DECEMBER 31,

                                                       2004 Over (Under) 2003 (1)                2003 Over (Under) 2002 (1)
                                                ----------------------------------------  ----------------------------------------
                                                   Volume         Rate         Total         Volume         Rate         Total
                                                ------------  ------------  ------------  ------------  ------------  ------------
INTEREST AND LOAN FEE INCOME (2)
  Loans:
    Taxable                                     $      4,434  $     (2,208) $      2,226  $      4,407  $     (6,629) $     (2,222)
    Tax exempt                                            68          (117)          (49)          223           (72)          151
  Investments:
    Available for sale                                   539        (3,015)        2,476)         (170)       (1,389)       (1,559)

  Short-term investments                                 (36)           48            12           (11)          (60)          (71)

  Interest bearing deposits                              (32)           16           (16)           25           (27)           (2)
                                                ------------  ------------  ------------  ------------  ------------  ------------
Total interest income                                  4,973        (5,276)         (303)        4,474        (8,177)       (3,703)
                                                ------------  ------------  ------------  ------------  ------------  ------------

INTEREST EXPENSE
  Savings deposits                                        26          (175)         (149)           49          (221)         (172)
  Interest bearing checking accounts                     556          (661)         (105)          914        (1,292)         (378)

  Time deposits:
    In denominations under $100,000                      397          (421)          (24)          (12)       (1,326)       (1,338)
    In denominations over $100,000                    (1,027)          623          (404)          146        (1,270)       (1,124)

  Miscellaneous short-term borrowings                    309           137           446          (428)       (1,014)       (1,442)

  Long-term borrowings and
    subordinated debentures                             (373)         (695)       (1,068)          444          (411)           33
                                                ------------  ------------  ------------  ------------  ------------  ------------
Total interest expense                                  (112)       (1,192)       (1,304)        1,113        (5,534)       (4,421)
                                                ------------  ------------  ------------  ------------  ------------  ------------
INCREASE (DECREASE) IN
  INTEREST DIFFERENTIALS                        $      5,085  $     (4,084) $      1,001  $      3,361  $     (2,643) $        718
                                                ============  ============  ============    ==========  ============  ============

(1)      The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2004, 2003 and 2002. The changes in volume represent "changes in volume times the old rate". The changes in rate represent "changes in rate times old volume". The changes in rate/volume were also calculated by "change in rate times change in volume" and allocated consistently based upon the relative absolute values of the changes in volume and changes in rate.

(2)      Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2004, 2003 and 2002. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.


                                                      ANALYSIS OF SECURITIES
                                                     (in thousands of dollars)

          The amortized cost and the fair value of securities as of December 31, 2004, 2003 and 2002 were as follows:

                                                           2004                        2003                        2002
                                                --------------------------  -------------------------- ---------------------------
                                                 Amortized        Fair       Amortized        Fair       Amortized        Fair
                                                    Cost          Value         Cost          Value         Cost          Value
                                                ------------  ------------  ------------  ------------  ------------  ------------
Securities available for sale:
  U.S. Treasury securities                      $      1,003  $        989  $          0  $          0  $      5,143  $      5,338
  U.S. Government agencies and corporations           23,042        22,885        17,234        17,280        11,371        11,946
  Mortgage-backed securities                         210,997       208,961       213,071       211,142       216,619       222,036
  State and municipal securities                      51,682        53,747        51,138        52,945        33,534        34,785
                                                ------------  ------------  ------------  ------------  ------------  ------------
Total debt securities available for sale        $    286,724  $    286,582  $    281,443  $    281,367  $    266,667  $    274,105
                                                ============  ============  ============  ============  ============  ============



                                                  ANALYSIS OF SECURITIES (cont.)
                                                   (fully tax equivalent basis)
                                                     (in thousands of dollars)

          The weighted average yields (1) and maturity distribution (2) for debt securities portfolio at December 31, 2004, were as follows:

                                                                                           After One    After Five
                                                                               Within         Year         Years         Over
                                                                                One          Within     Within Ten        Ten
                                                                                Year       Five Years      Years         Years
                                                                            ------------  ------------  ------------  ------------
Securities available for sale:

US Treasury securities
  Book value                                                                $          0  $        989  $          0  $          0
  Yield                                                                             0.00%         3.38%         0.00%         0.00%

Government agencies and corporations
  Book value                                                                           0        22,885             0             0
  Yield                                                                             0.00%         3.99%         0.00%         0.00%

Mortgage-backed securities
  Book value                                                                           0        12,549        60,357       136,055
  Yield                                                                             0.00%         5.47%         5.59%         5.44%

State and municipal securities
  Book value                                                                         100         1,552         6,354        45,741
  Yield                                                                             2.65%         3.42%         4.56%         4.65%
                                                                            ------------  ------------  ------------  ------------
Total debt securities available for sale:
  Book value                                                                $        100  $     37,975  $     66,711  $    181,796
  Yield                                                                             2.65%         4.45%         5.55%         5.22%
                                                                            ============  ============  ============  ============

(1)       Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate.
(2)       The maturity distribution of mortgage-backed securities was based upon anticipated payments as computed by using the historic average payment speed from date of issue.

          There were no investments in securities of any one issuer, other than the U.S. Government and its agencies that exceeded
10% of stockholders' equity at December 31, 2004.



                                                    ANALYSIS OF LOAN PORTFOLIO
                                                   Analysis of Loans Outstanding
                                                     (in thousands of dollars)

            The Company segregates its loan portfolio into four basic segments: commercial (including agri-business and agricultural loans), real estate mortgages, installment and personal line of credit loans (including credit card loans). The loan portfolio as of December 31, 2004, 2003, 2002, 2001 and 2000 was as follows:


                                                                  2004          2003          2002          2001          2000
                                                              ------------  ------------  ------------  ------------  ------------
Commercial loans:
  Taxable                                                     $    784,591  $    667,672  $    619,963  $    534,645  $    487,125
  Tax exempt                                                         6,369         7,785         4,974         2,544         2,374
                                                              ------------  ------------  ------------  ------------  ------------
Total commercial loans                                             790,960       675,457       624,937       537,189       489,499

Real estate mortgage loans                                          54,361        44,172        47,325        47,409        52,883

Installment loans                                                   53,138        58,722        75,836        95,724       129,838

Line of credit and credit card loans                               104,927        92,653        74,719        58,058        46,808
                                                              ------------  ------------  ------------  ------------  ------------

  Subtotal loans                                                 1,003,386       871,004       822,817       738,380       719,028

Less:  Allowance for loan losses                                    10,754        10,234         9,533         7,946         7,124
       Net deferred loan fees                                          167           122           141           157           152
                                                              ------------  ------------  ------------  ------------  ------------

  Net loans                                                   $    992,465  $    860,648  $    813,143  $    730,277  $    711,752
                                                              ============  ============  ============  ============  ============

            The real estate mortgage loan portfolio included construction loans totaling $6,719, $3,932, $2,540, $2,354 and $3,626 as of December 31, 2004, 2003, 2002, 2001 and 2000. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.



                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                               Analysis of Loans Outstanding (cont.)
                                                     (in thousands of dollars)

             Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2004.

                                                                                            Line of
                                                                  Real                     Credit and
                                                 Commercial      Estate     Installment   Credit Card     Total         Percent
                                                ------------  ------------  ------------  ------------  ------------  ------------

Original maturity of one day                    $    497,378  $        325  $        185  $    101,517  $    599,405          59.8%

Other within one year                                 88,083        11,993        19,581             0       119,657          11.9

After one year, within five years                    190,875         9,780        31,277             0       231,932          23.1

Over five years                                        7,472        32,203         2,095         3,410        45,180           4.5

Nonaccrual loans                                       7,152            60             0             0         7,212           0.7
                                                ------------  ------------  ------------  ------------  ------------  ------------

  Total loans                                   $    790,960  $     54,361  $     53,138  $    104,927  $  1,003,386         100.0%
                                                ============  ============  ============  ============  ============  ============

             A portion of the loans is short-term maturities. At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.

             Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2004 amounted to $240,073 and $36,889.



                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                                   Review of Nonperforming Loans
                                                     (in thousands of dollars)

             The following is a summary of nonperforming loans as of December 31, 2004, 2003, 2002, 2001 and 2000.

                                                                  2004          2003          2002          2001          2000
                                                              ------------  ------------  ------------  ------------  ------------
PART A - PAST DUE ACCRUING LOANS (90 DAYS OR MORE)

Real estate mortgage loans                                    $        117  $        160  $          0  $        170  $        398

Commercial and industrial loans                                      2,633         2,912         3,245             0         7,635

Loans to individuals for household, family and
 other personal expenditures                                            28           119           142            94           171

Loans to finance agriculture production and
 other loans to farmers                                                  0             0             0             0             0
                                                              ------------  ------------  ------------  ------------  ------------

  Total past due loans                                               2,778         3,191         3,387           264         8,204
                                                              ------------  ------------  ------------  ------------  ------------


PART B - NONACCRUAL LOANS

Real estate mortgage loans                                              60           101           106            59            37

Commercial and industrial loans                                      7,152           452         4,110         2,175           169

Loans to individuals for household, family and
 other personal expenditures                                             0             0             0             0             0

Loans to finance agriculture production and
 other loans to farmers                                                  0             0             0             0             0
                                                              ------------  ------------  ------------  ------------  ------------

  Total past due loans                                               7,212           553         4,216         2,234           206
                                                              ------------  ------------  ------------  ------------  ------------

PART C - TROUBLED DEBT RESTRUCTURED LOANS                                0             0             0             0         1,127
                                                              ------------  ------------  ------------  ------------  ------------

Total nonperforming loans                                     $      9,990  $      3,744  $      7,603  $      2,498  $      9,537
                                                              ============  ============  ============  ============  ============

             Nonearning assets of the Company include nonperforming loans (as indicated above), nonaccrual investments, other real estate and repossessions, which amounted to $10,264 at December 31, 2004.

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

         As of December 31, 2004, there were $7.2 million of loans on nonaccrual status, some of which were also on impaired status. There were $9.3 million of loans classified as impaired.

PART C - TROUBLED DEBT RESTRUCTURED LOANS

         Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

         As of December 31, 2004 and 2003, there were no loans renegotiated as troubled debt restructurings.

PART D - OTHER NONPERFORMING ASSETS

         Management is of the opinion that there are no significant foreseeable losses relating to nonperforming assets, as defined in the preceding table, or classified loans, except as discussed above in Part B - Nonperforming Loans and Part C - Troubled Debt Restructured Loans.

PART E - LOAN CONCENTRATIONS

         There were no loan concentrations within industries, which exceeded ten percent of total assets. It is estimated that nearly all of the Bank's commercial, industrial, agri-business and agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its basic service area.

Basis For Determining Allowance For Loan Losses:

         The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following: application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentration, new industry lending activity and general economic conditions.

         Based upon these policies and objectives, $1.2 million, $2.3 million and $3.1 million were charged to the provision for loan losses and added to the allowance for loan losses in 2004, 2003 and 2002.

         The allocation of the allowance for loan losses to the various lending areas is performed by management in relation to perceived exposure to loss in the various loan portfolios. However, the allowance for loan losses is available in its entirety to absorb losses in any particular loan category.



                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                                       Summary of Loan Loss
                                                     (in thousands of dollars)

           The following is a summary of the loan loss experience for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

                                                                  2004          2003          2002          2001          2000
                                                              ------------  ------------  ------------  ------------  ------------

Amount of loans outstanding, December 31,                     $  1,003,219  $    870,882  $    822,676  $    738,223  $    718,876
                                                              ============  ============  ============  ============  ============

Average daily loans outstanding during
the year ended December 31,                                   $    930,934  $    847,555  $    770,897  $    729,750  $    679,198
                                                              ============  ============  ============  ============  ============

Allowance for loan losses, January 1,                         $     10,234  $      9,533  $      7,946  $      7,124  $      6,522
                                                              ------------  ------------  ------------  ------------  ------------

Loans charged-off
  Commercial                                                           630         1,261         1,268           569           200
  Real estate                                                           20            47             0             0            30
  Installment                                                          271           353           509           868           483
  Credit cards and personal credit lines                                73           113            98           103            35
                                                              ------------  ------------  ------------  ------------  ------------

Total loans charged-off                                                994         1,774         1,875         1,540           748
                                                              ------------  ------------  ------------  ------------  ------------

Recoveries of loans previously charged-off
  Commercial                                                           121            21           270             3            45
  Real estate                                                           13             0             0            16             0
  Installment                                                          129           188           128           113            93
  Credit cards and personal credit lines                                28            12             8             5             6
                                                              ------------  ------------  ------------  ------------  ------------

Total recoveries                                                       291           221           406           137           144
                                                              ------------  ------------  ------------  ------------  ------------

Net loans charged-off                                                  703         1,553         1,469         1,403           604
Provision for loan loss charged to expense                           1,223         2,254         3,056         2,225         1,206
                                                              ------------  ------------  ------------  ------------  ------------

  Balance, December 31,                                       $     10,754  $     10,234  $      9,533  $      7,946  $      7,124
                                                              ============  ============  ============  ============  ============

Ratio of net charge-offs during the period to
 average daily loans outstanding
  Commercial                                                          0.05%         0.15%         0.13%         0.08%         0.02%
  Real estate                                                         0.00          0.00          0.00          0.00          0.00
  Installment                                                         0.02          0.02          0.05          0.10          0.06
  Credit cards and personal credit lines                              0.01          0.01          0.01          0.01          0.01
                                                              ------------  ------------  ------------  ------------  ------------

Total                                                                 0.08%         0.18%         0.19%         0.19%         0.09%
                                                              ============  ============  ============  ============  ============

Ratio of allowance for loan losses to
 nonperforming assets                                               104.76%       236.46%       123.15%       192.58%        73.83%
                                                              ============  ============  ============  ============  ============



                                                ANALYSIS OF LOAN PORTFOLIO (cont.)
                                              Allocation of Allowance for Loan Losses
                                                     (in thousands of dollars)

             The following is a summary of the allocation for loan losses as of December 31, 2004, 2003, 2002, 2001 and 2000.

                                                           2004                        2003                        2002
                                                --------------------------  --------------------------  --------------------------
                                                  Allowance     Loans as      Allowance     Loans as      Allowance     Loans as
                                                     For       Percentage        For       Percentage        For       Percentage
                                                    Loan        of Gross        Loan        of Gross        Loan        of Gross
                                                   Losses        Loans         Losses        Loans         Losses        Loans
                                                ------------  ------------  ------------  ------------  ------------  ------------
Allocated allowance for loan losses
  Commercial                                    $      8,696         78.84% $      8,634         77.56% $      7,824         75.96%
  Real estate                                            136          5.40           110          5.06           123          5.74
  Installment                                            398          5.29           440          6.72           573          9.20
  Credit cards and personal credit lines                 789         10.47           696         10.66           563          9.10
                                                ------------  ------------  ------------  ------------  ------------  ------------

Total allocated allowance for loan losses             10,019        100.00%        9,880        100.00%        9,083        100.00%
                                                              ============                 ===========                ============

Unallocated allowance for loan losses                    735                         354                         450
                                                ------------                ------------                ------------

Total allowance for loan losses                 $     10,754                $     10,234                $      9,533
                                                ============                ============                ============

                                                           2001                        2000
                                                --------------------------  --------------------------
                                                  Allowance     Loans as      Allowanc      Loans as
                                                     For       Percentage        For       Percentage
                                                    Loan        of Gross        Loan        of Gross
                                                   Losses        Loans         Losses        Loans
                                                ------------  ------------  ------------  ------------
Allocated allowance for loan losses
  Commercial                                    $      6,412         72.77% $      5,205         68.09%
  Real estate                                            127          6.40           132          7.34
  Installment                                            728         12.95           974         18.04
  Credit cards and personal credit lines                 431          7.88           352          6.53
                                                ------------   -----------  ------------  ------------

Total allocated allowance for loan
losses                                                 7,698        100.00%        6,663        100.00%
                                                               ===========                 ===========

Unallocated allowance for loan losses                    248                         461
                                                ------------                ------------

Total allowance for loan losses                 $      7,946                $      7,124
                                                ============                ============



                                                       ANALYSIS OF DEPOSITS
                                                     (in thousands of dollars)

             The average daily deposits for the years ended December 31, 2004, 2003 and 2002, and the average rates paid on those deposits are summarized in the following table:


                                                           2004                        2003                        2002
                                                --------------------------  --------------------------  --------------------------
                                                  Average        Average      Average        Average      Average        Average
                                                   Daily          Rate         Daily          Rate         Daily          Rate
                                                  Balance         Paid        Balance         Paid        Balance         Paid
                                                ------------  ------------  ------------  ------------  ------------  ------------

Demand deposits                                 $    207,592          0.00% $    173,716          0.00% $    150,226          0.00%

Savings and transaction accounts:
  Regular savings                                     68,593          0.12        61,053          0.38        53,792          0.75
  Interest bearing checking                          358,945          0.87       301,328          1.07       231,712          1.55

Time deposits:
  Deposits of $100,000 or more                       181,904          2.24       230,417          1.94       224,437          2.50
  Other time deposits                                216,764          2.83       203,196          3.03       203,531          3.68
                                                ------------                ------------                ------------

Total deposits                                  $  1,033,798          1.30% $    969,710          1.45% $    863,698          1.98%
                                                ============                ============                ============

             As of December 31, 2004, time certificates of deposit will mature as follows:

                                                  $100,000
                                                   or more                     Other
                                                ------------                ------------

Within three months                             $     81,069         37.54% $     36,132         16.55%

Over three months, within six months                  66,281         30.69        31,737         14.53

Over six months, within twelve months                 34,297         15.88        35,140         16.09

Over twelve months                                    34,311         15.89       115,351         52.83
                                                ------------  ------------  ------------  ------------

Total time certificates of deposit              $    215,958        100.00% $    218,360        100.00%
                                                ============  ============  ============  ============

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


                       RETURN ON EQUITY AND OTHER RATIOS

              The rates of return on average daily assets and stockholders' equity, the dividend payout ratio, and the average daily stockholders' equity to average daily assets for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                            2004         2003         2002
                                         -----------  -----------  -----------

Percent of net income to:
  Average daily total assets                    1.09%        1.12%        1.08%

  Average daily stockholders' equity           15.24%       15.88%       15.64%

  Percentage of dividends declared per
   common share to basic earnings per
   weighted average number of common
   shares outstanding (5,867,705 shares
   in 2004, 5,819,916 shares in 2003
   and 5,813,984 shares in 2002)               33.87%       31.93%       31.92%

  Percentage of average daily
   stockholders' equity to average
   daily total assets                           7.16%        7.05%        6.88%



                                                       SHORT-TERM BORROWINGS
                                                     (in thousands of dollars)


            The following is a schedule, at the end of the year indicated, of statistical information relating to securities sold under agreement to repurchase maturing within one year and secured by either U.S. Government agency securities or mortgage-backed securities classified as other debt securities and other short-term borrowings maturing within one year. There were no other categories of short-term borrowings for which the average balance outstanding during the period was 30 percent or more of stockholders' equity at the end of each period.


                                                                                              2004          2003          2002
                                                                                          ------------  ------------  ------------

Outstanding at year end
           Securities sold under agreements to
           repurchase                                                                     $    88,057   $    102,601  $    124,969
           Other short-term borrowings                                                    $    75,000   $     55,000  $     26,000

Approximate average interest rate at year end
           Securities sold under agreements to
           repurchase                                                                            0.62%          0.79%         1.03%
           Other short-term borrowings                                                           1.95%          1.19%         1.52%

Highest amount outstanding as of any month end
during the year
           Securities sold under agreements to
           repurchase                                                                     $    90,007   $    108,270  $    139,857
           Other short-term borrowings                                                    $    75,000   $     55,000  $     40,000

Approximate average outstanding during the year
           Securities sold under agreements to
           repurchase                                                                     $    84,907   $     97,808  $    116,214
           Other short-term borrowings                                                    $    45,423   $     10,386  $     20,414

Approximate average interest rate during the year
           Securities sold under agreements to
           repurchase                                                                            0.64%          0.83%         1.49%
           Other short-term borrowings                                                           1.60%          1.33%         2.38%

            Securities sold under agreement to repurchase include fixed rate, term transactions initiated by the investment department of the Bank, as well as corporate sweep accounts. Other short-term borrowings consist of Federal Home Loan Bank advances.

ITEM 2. PROPERTIES

         The Company conducts its operations from the following locations:

Branches/Headquarters
Main/Headquarters         202 East Center St.              Warsaw            IN
Warsaw Drive-up           East Center St.                  Warsaw            IN
Akron                     102 East Rochester               Akron             IN
Argos                     100 North Michigan               Argos             IN
Auburn                    1220 East 7th St.                Auburn            IN
Bremen                    1600 State Road 331              Bremen            IN
Columbia City             601 Countryside Dr.              Columbia City     IN
Concord                   4202 Elkhart Rd.                 Goshen            IN
Cromwell                  111 North Jefferson St.          Cromwell          IN
Elkhart Beardsley         864 East Beardsley St.           Elkhart           IN
Elkhart East              22050 State Road 120             Elkhart           IN
Elkhart Hubbard Hill      58404 State Road 19              Elkhart           IN
Elkhart Northwest         1208 North Nappanee St.          Elkhart           IN
Fort Wayne North          302 East DuPont Rd.              Fort Wayne        IN
Fort Wayne Northeast      10411 Maysville Rd.              Fort Wayne        IN
Fort Wayne Southwest      10429 Illinois Rd.               Fort Wayne        IN
Fort Wayne Downtown       200 East Main St., Suite 600     Fort Wayne        IN
Goshen Downtown           102 North Main St.               Goshen            IN
Goshen South              2513 South Main St.              Goshen            IN
Granger                   12830 State Road 23              Granger           IN
Huntington                1501 North Jefferson St.         Huntington        IN
Kendallville East         631 Professional Way             Kendallville      IN
LaGrange                  901 South Detroit                LaGrange          IN
Ligonier Downtown         222 South Cavin St.              Ligonier          IN
Ligonier South            1470 U.S. Highway 33 South       Ligonier          IN
Medaryville               Main St.                         Medaryville       IN
Mentone                   202 East Main St.                Mentone           IN
Middlebury                712 Wayne Ave.                   Middlebury        IN
Milford                   State Road 15 North              Milford           IN
Mishawaka                 5015 North Main St.              Mishawaka         IN
Nappanee                  202 West Market St.              Nappanee          IN
North Webster             644 North Main St.               North Webster     IN
Pierceton                 202 South First St.              Pierceton         IN
Plymouth                  862 East Jefferson St.           Plymouth          IN
Rochester                 507 East 9th St.                 Rochester         IN
Shipshewana               895 North Van Buren St.          Shipshewana       IN
Silver Lake               102 Main St.                     Silver Lake       IN
South Bend Northwest      21113 Cleveland Rd.              South Bend        IN
Syracuse                  502 South Huntington             Syracuse          IN
Warsaw East               3601 Commerce Dr.                Warsaw            IN
Warsaw North              420 Chevy Way                    Warsaw            IN
Warsaw West               1221 West Lake St.               Warsaw            IN
Winona Lake               99 Chestnut St.                  Winona Lake       IN
Winona Lake East          1324 Wooster Rd.                 Winona Lake       IN


         The Company leases from third parties the real estate and buildings for its Milford, Winona Lake East and Fort Wayne Downtown offices. In addition, the Company leases the real estate for its three freestanding ATMs. All the other branch facilities are owned by the Company. The Company also owns parking lots in downtown Warsaw for the use and convenience of Company employees and customers, as well as leasehold improvements, equipment, furniture and fixtures necessary to operate the banking facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 2004.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


                                              4th      3rd      2nd      1st
                                            Quarter  Quarter  Quarter  Quarter
                                            -------  -------  -------  -------
2004

Trading prices (per share)*
  Low                                       $33.800  $30.740  $28.310  $31.410
  High                                      $40.900  $34.460  $34.490  $38.051

Dividends declared (per share)              $  0.21  $  0.21  $  0.21  $  0.21


2003

Trading prices (per share)*
  Low                                       $33.510  $29.510  $24.400  $23.000
  High                                      $37.469  $34.400  $31.220  $25.750

Dividends declared (per share)              $  0.19  $  0.19  $  0.19  $  0.19

* The trading ranges are the high and low prices as obtained from The Nasdaq Stock Market.

         The common stock of the Company began being quoted on The Nasdaq Stock Market under the symbol LKFN in August, 1997. On December 31, 2004, the Company had approximately 514 shareholders of record and estimates that it has approximately 2,400 shareholders in total.

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


         The following table provides information about purchases by the Company and its affiliates during the quarter ended
December 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

                                               ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                                             Maximum Number (or
                                                                                       Total Number of       Appropriate Dollar
                                                                                     Shares Purchased as   Value) of Shares that
                                                                                       Part of Publicly     May Yet Be Purchased
                                               Total Number of     Average Price      Announced Plans or     Under the Plans or
       Period                                  Shares Purchased    Paid per Share          Programs               Programs
---------------------                         ------------------ ------------------- -------------------- ------------------------

10/01/04-10/31/04                                            204 $             35.30                    0 $                   0.00
11/01/04-11/30/04                                              0                0.00                    0                     0.00
12/01/04-12/31/04                                              0                0.00                    0                     0.00
                                              ------------------ ------------------- -------------------- ------------------------

Total                                                        204             $ 35.30                    0 $                   0.00

         The shares purchased during the periods were credited to the deferred share accounts of seven non-employee directors under the Company's directors' deferred compensation plan.



ITEM 6. SELECTED FINANCIAL DATA

                                                                  2004          2003          2002          2001          2000
                                                              ------------  ------------  ------------  ------------  ------------
                                                                         (in thousands except share and per share data)

Interest income                                               $     60,005  $     60,336  $     64,335  $     76,615  $     80,050

Interest expense                                                    16,833        18,137        22,558        39,230        45,030
                                                              ------------  ------------  ------------  ------------  ------------

Net interest income                                                 43,172        42,199        41,777        37,385        35,020

Provision for loan losses                                            1,223         2,254         3,056         2,225         1,206
                                                              ------------  ------------  ------------  ------------  ------------

Net interest income after provision
  for loan losses                                                   41,949        39,945        38,721        35,160        33,814
Other noninterest income                                            15,571        14,909        12,894        11,449        10,469
Net gain on sale of branches                                             0             0             0           753             0
Net gains on sale of real estate
  mortgages held for sale                                              987         3,018         1,914         1,232           504
Net securities gains (losses)                                            0           500            55           120             0
Noninterest expense                                                (36,660)      (37,679)      (34,698)      (33,857)      (31,349)
                                                              ------------  ------------  ------------  ------------  ------------

Income before income tax expense                                    21,847        20,693        18,886        14,857        13,438

Income tax expense                                                   7,302         6,828         6,520         4,744         4,116
                                                              ------------  ------------  ------------  ------------  ------------

Net income                                                    $     14,545  $     13,865  $     12,366  $     10,113  $      9,322
                                                              ============  ============  ============  ============  ============

Basic weighted average common shares
  outstanding                                                    5,867,705     5,819,916     5,813,984     5,813,984     5,813,984
                                                              ============  ============  ============  ============  ============

Basic earnings per common share                               $       2.48  $       2.38  $       2.13  $       1.74  $       1.60
                                                              ============  ============  ============  ============  ============

Diluted weighted average common shares
  outstanding                                                    6,064,077     6,001,449     5,958,386     5,841,196     5,813,999
                                                              ============  ============  ============  ============  ============

Diluted earnings per common share                             $       2.40  $       2.31  $       2.08  $       1.73  $       1.60
                                                              ============  ============  ============  ============  ============

Cash dividends declared                                       $       0.84  $       0.76  $       0.68  $       0.60  $       0.52
                                                              ============  ============  ============  ============  ============



ITEM 6. SELECTED FINANCIAL DATA (continued)

                                                                  2004          2003          2002          2001          2000
                                                              ------------  ------------  ------------  ------------  ------------
                                                                                         (in thousands)
Balances at December 31,
-----------------------------------

Total assets                                                  $  1,453,122  $  1,271,414  $  1,249,060  $  1,139,013  $ $1,150,485

Total loans                                                   $  1,003,219  $    870,882  $    822,676  $    738,223  $    718,876

Total deposits                                                $  1,115,399  $    926,391  $    913,325  $    793,380  $    845,329

Total short-term borrowings                                   $    185,650  $    184,761  $    184,968  $    232,117  $    200,078

Long-term borrowings                                          $     10,046  $     30,047  $     31,348  $     11,389  $     11,433

Subordinated debentures                                       $     30,928  $     30,928  $     20,619  $     20,619  $     20,619

Total stockholders' equity                                    $    101,765  $     90,022  $     83,880  $     73,534  $     64,973

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in twelve counties in northern Indiana. The Company earned $14.5 million for the year 2004 versus $13.9 million for 2003, an increase of 4.9%. The increase was driven by a $1.0 million decrease in the provision for loan losses, a $1.0 million decrease in noninterest expense and a $973,000 increase in net interest income. Offsetting these positive impacts was a $1.9 million decrease in non-interest income, driven by a $2.0 million decrease in net gains on the sale of mortgages held for sale. The Company earned $13.9 million for 2003 versus $12.4 million for 2002, an increase of 12.1%. The increase was driven by a $3.6 million increase in noninterest income, an $802,000 decrease in the provision for loan losses and a $422,000 increase in net interest income. Offsetting these positive impacts was a $3.0 million increase in noninterest expense, driven by a $804,000 expense related to debt extinguishment costs and an other real estate owned impairment of $300,000.

         Basic earnings per share for the year 2004 was $2.48 per share versus $2.38 per share for 2003 and $2.13 for 2002. Diluted earnings per share reflect the potential dilutive impact of stock options granted under an employee stock option plan. Diluted earnings per share for the year ended 2004 was $2.40 per share versus $2.31 per share for the year ended 2003 and $2.08 for the year ended 2002.

RESULTS OF OPERATIONS

2004 versus 2003

         The Company reported record net income of $14.5 million in 2004, an increase of $680,000, or 4.9%, versus net income of $13.9 million in 2003. Net interest income increased $973,000, or 2.3%, to $43.2 million versus $42.2 million in 2003. Net interest income increased due to a decrease in interest expense on interest bearing checking accounts and long-term borrowings, as well as growth in commercial loans, which offset some of the effect of the declining interest rates during the year. Despite growth in earning assets, interest income decreased $331,000, or 0.6%, from $60.3 million in 2003 to $60.0 million in 2004. The decrease was driven primarily by a 33 basis point reduction in the tax equivalent yield on average earning assets over the year. Interest expense decreased $1.3 million, or 7.2%, from $18.1 million in 2003 to $16.8 million in 2004. The decrease was primarily the result of a 21 basis point decrease in the Company's daily cost of funds over the year. The Company had a net interest margin of 3.63% in 2004 versus 3.82% in 2003. Average earning assets increased by $88.5 million from $1.1 billion in 2003 to $1.2 billion in 2004. The primary driver was an $83.4 million increase in the average daily loan balance. Deposits increased to fund the loan growth during 2004, driven primarily by increases of $57.6 million in the average daily interest bearing checking account balances and increases of $33.9 million in the average daily demand deposit balances. Management believes that the growth in the loan portfolio will likely continue as a result of our continuing strategic focus on commercial lending and in conjunction with the general expansion and penetration of the geographical markets the Company serves.

         Nonaccrual loans were $7.2 million, or 0.72% of total loans, at year end versus $553,000, or 0.06% of total loans, at the end of 2003. There were four relationships totaling $9.3 million classified as impaired as of December 31, 2004 versus two relationships totaling $3.0 million at the end of 2003. The increase in both nonaccrual and impaired loans was due primarily to one commercial credit totaling $6.1 million. The borrower filed for chapter 11 bankruptcy late in the third quarter of 2004 and is in the process of determining its future business strategy. Borrower collateral and the personal guarantees of its principals support the credit. Net charge-offs were $703,000 in 2004 versus $1.6 million in 2003, representing 0.08% and 0.18% of average daily loans in 2004 and 2003. Total nonperforming loans were $10.0 million, or 1.00% of total loans, at year end 2004 versus $3.7 million, or 0.43% of total loans, at the end of 2003. The provision for loan loss expense was $1.2 million in 2004, resulting in an allowance for loan losses at December 31, 2004 of $10.8 million, which represented 1.07% of the loan portfolio, versus a provision for loan loss expense of $2.3 million in 2003 and an allowance for loan losses of $10.2 million at the end of 2003, or 1.18% of the loan portfolio. The lower provision in 2004 versus 2003 was attributable to a number of factors, but was primarily a result of the decrease in the level of charge-offs from $1.6 million in 2003 to $703,000 in 2004. The level of loan loss provision is also influenced by the overall growth in the loan portfolio and other factors related to this growth, such as emerging market risk, commercial loan focus and large credit concentration, new industry lending activity, general economic conditions and historical loss percentages. In addition, management gives consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management's overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company's management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

         Noninterest income was $16.6 million in 2004 versus $18.4 million in 2003, a decrease of $1.9 million, or 10.1%. The decrease was driven by a $2.0 million, or 67.3%, decrease in gains on sale of mortgages, from $3.0 million in 2003 to $987,000 in 2004 as mortgage originations decreased from $143.2 million in 2003 to $59.3 million in 2004, a decrease of 58.6%. As experienced by the industry generally, this decrease was a result of the decreased level of mortgage activity during 2004 resulting from consumers having refinanced their homes in 2002 and 2003 when rates were falling. Additionally, noninterest income decreased due to a $500,000 decrease in gains on securities sold. Partially offsetting these decreases were increases of $645,000, or 27.2%, in trust and brokerage fees and $472,000, or 27.0%, in merchant card fee income. The increase in trust and brokerage fees was driven by the Company's December 1, 2003 acquisition of Indiana Capital Management while the increase in merchant card fees was driven by higher volume activity in interchange and merchant fee income.

         Noninterest expense decreased $1.0 million, or 2.7% from $37.7 million in 2003 to $36.7 million in 2004. Equipment expense decreased from $2.5 million in 2003 to $2.1 million in 2004, primarily as a result of lower depreciation expense and personal property tax expenses. Depreciation expense was lower as a result of technology asset additions related to system upgrades driven by Y2K issues; these assets have now fully depreciated. Credit card interchange fees increased from $1.0 million in 2003 to $1.4 million in 2004 driven by higher processing costs charged by VISA and increased credit card usage. In addition, during 2003, the Company redeemed its existing high fixed rate subordinated debentures and reissued variable rate subordinated debentures at a lower rate to better match long-term assets and liabilities. The redemption resulted in a loss on extinguishment of $804,000.

         As a result of these factors, income before income tax expense increased $1.2 million, or 5.6%, from $20.7 million in 2003 to $21.8 million in 2004. Income tax expense was $7.3 million in 2004 versus $6.8 million in 2003. Income tax as a percentage of income before tax was 33.4% in 2004 versus 33.0% in 2003. The higher tax rate resulted from a decreased percentage of the Company's income being derived from tax-advantaged sources. Net income increased $680,000, or 4.9%, to $14.5 million in 2004 versus $13.9 million in 2003. Basic earnings per share in 2004 was $2.48, an increase of 4.2%, versus

$2.38 in 2003. The Company's net income performance represented a 16.2% return on January 1, 2004, stockholders' equity versus 16.5% in 2003. The net income performance resulted in a 1.09% return on average daily assets in 2004 versus 1.12% in 2003.

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

         Nonaccrual loans were $553,000, or 0.06% of total loans, at year end 2003 versus $4.2 million, or 0.51% of total loans, at the end of 2002. There were two relationships totaling $3.0 million classified as impaired as of December 31, 2003 versus nine relationships totaling $7.3 million at the end of 2002. One commercial credit represented $2.9 million and $3.2 million of this amount in 2003 and 2002. The renewal of this loan was complicated as more than one bank was involved, and it was past maturity, however at year end 2003 the loan was current as to principal and interest. The loan first became delinquent in 2002 and the maturity was not extended. The decrease was the result of payments on six commercial loans, including one loan of $1.7 million. Net charge-offs were $1.6 million in 2003 versus $1.5 million in 2002, representing 0.18% and 0.19% of average daily loans in 2003 and 2002. Total nonperforming loans were $3.7 million, or 0.43% of total loans, at year end 2003 versus $7.6 million, or 0.92% of total loans, at the end of 2002. The provision for loan loss expense was $2.3 million in 2003, resulting in an allowance for loan losses at December 31, 2003 of $10.2 million, which represented 1.18% of the loan portfolio, versus a provision for loan loss expense of $3.1 million in 2002 and an allowance for loan losses of $9.5 million in 2002, or 1.16% of the loan portfolio. The lower provision in 2003 versus 2002 was attributable to a number of factors, but was primarily a result of the decrease in nonperforming loans during 2003. The continued challenging economic conditions during 2003 and the resulting impact on asset quality as evidenced by the percentage of internally classified loans in 2003 was also a factor in the determination of the provision for loan losses. The Company's management continued to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

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

FINANCIAL CONDITION

         As of December 31, 2004, the Company had 43 offices serving twelve counties in northern Indiana. The Company added no new offices during 2004. Since 1996, the Company has added seventeen new offices through acquisition and internal growth. The Company will consider future acquisition and expansion opportunities with an emphasis on markets that it believes would be receptive to its business philosophy of local, independent banking. The Company sold five branches in its south region during the third quarter of 2001 in order to help position the Company to focus on growth opportunities in its core northern markets, which are anchored by the cities of Warsaw, Fort Wayne, Elkhart and South Bend, Indiana.

         Total assets of the Company were $1.453 billion as of December 31, 2004, an increase of $181.7 million, or 14.3%, when compared to $1.271 billion as of December 31, 2003.

         Total cash and cash equivalents increased by $46.4 million, or 80.8%, to $103.9 million at December 31, 2004 from $57.4 million at December 31, 2003. The increase was primarily attributable to funding needs associated with a corresponding increase in the Company's deposits.

         Total securities available for sale increased by $5.2 million, or 1.9%, to $286.6 million at December 31, 2004 from $281.4 million at December 31, 2003. The increase was a result of a number of activities in the securities portfolio. Paydowns of $60.2 million were received, and the amortization of premiums, net of the accretion of discounts, was $3.6 million. Maturities, calls and sales of securities totaled $3.0 million. The fair value of the securities increased $67,000 as a result of a flattening of the yield curve during the second half of 2004. These portfolio decreases were offset by securities purchases totaling $72.0 million. The investment portfolio is managed to limit the Company's exposure to risk and contains mostly collateralized mortgage obligations and other securities which are either directly or indirectly backed by the federal government or a local municipal government. The investment portfolio did not contain any corporate debt instruments or trust preferred instruments as of December 31, 2004.

         Real estate mortgages held for sale decreased by $440,000, or 12.8%, to $3.0 million at December 31, 2004 from $3.4 million at December 31, 2003. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During 2004, $59.3 million in real estate mortgages were originated for sale and $59.8 million in mortgages were sold, compared to $143.2 million and $150.2 million in 2003.

         Total loans, excluding real estate mortgages held for sale, increased by $132.3 million or 15.2%, to $1.003 billion at December 31, 2004 from $870.9 million at December 31, 2003. The mix of loan types within the Company's portfolio extended a trend toward a higher percentage of the total loan portfolio being in commercial loans. The portfolio breakdown at year end 2004 reflected 79% commercial, 5% real estate and 16% consumer loans compared to 78% commercial, 5% real estate and 17% consumer loans at December 31, 2003.

         At December 31, 2004, the allowance for loan losses was $10.8 million, or 1.07% of total loans outstanding, versus $10.2 million, or 1.18%, of total loans outstanding at December 31, 2003. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the following considerations.

         The Company has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Commercial loans represent higher dollar loans to fewer customers and therefore higher credit risk. Pricing is adjusted to manage the higher credit risk associated with these types of loans. The majority of fixed rate mortgage loans, which represent increased interest rate risk, are sold in the secondary market, as well as some variable rate mortgage loans. The remainder of the variable rate mortgage loans and a small number of fixed rate mortgage loans are retained. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, as a result of the slow economic recovery, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses.

         Loans are charged against the allowance for loan losses when management believes that the uncollectability of the principal is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors: application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and general economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans - substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish specific allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At December 31, 2004, on the basis of management's review of the loan portfolio, the Company had loans totaling $56.2 million on the classified loan list versus $70.4 million on December 31, 2003. As of December 31, 2004, the Company had $32.1 million of assets classified special mention, $23.3 million classified as substandard, $751,000 classified as doubtful and $0 classified as loss as compared to $41.9 million, $27.7 million, $869,000 and $0 at December 31, 2003.

         Allowance estimates are developed by management in consultation with regulatory authorities, taking into account actual loss experience, adjusted for current economic conditions. Allowance estimates are considered a prudent measurement of the risk in the Company's loan portfolio and are applied to individual loans based on loan type. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.

         The Company has experienced growth in total loans over the last three years of $180.5 million, or 22.0%. The concentration of this loan growth was in the commercial loan portfolio. Commercial loans comprised 79%, 78% and 76% of the total loan portfolio at December 31, 2004, 2003 and 2002. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and geography. Management believes that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to loan growth described above and current economic conditions.

         As a result of the methodology in determining the adequacy of the allowance for loan losses, the provision for loan losses was $1.2 million in 2004 versus $2.3 million in 2003. At December 31, 2004, total nonperforming loans increased by $6.3 million to $10.0 million from $3.7 million at December 31, 2003. Loans delinquent 90 days or more that were included in the accompanying financial statements as accruing totaled $2.8 million versus $3.2 million at December 31, 2003. Total impaired loans increased by $6.3 million to $9.3 million at December 31, 2004 from $3.0 million at December 31, 2003. The increases in nonperforming loans and impaired loans resulted primarily from the addition of a single commercial credit of $6.1 million. The borrower filed for chapter 11 bankruptcy late in the third quarter of 2004 and is in the process of determining its future business strategy. Borrower collateral and the personal guarantees of its principals support the credit. The total loans that are delinquent 90 days or more include one commercial credit for $2.6 million and $2.9 million in 2004 and 2003. The renewal of this loan has been complicated as more than one bank is involved, and it remains past maturity. The loan first became delinquent in 2002 and the maturity has not been extended. While this loan is current as to principal and interest, there can be no assurance that it will remain current given the circumstances involved. The impaired loan total includes $6.7 million in nonaccrual loans. The Company allocated $1.7 million and $456,000 of the allowance for loan losses to the impaired loans in 2004 and 2003. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

         The Company does not believe that the increase in total nonperforming loans is indicative of a trend and that the overall decrease in classified loans is a better reflection of the continued focus on enforcement of a strong credit environment, an aggressive position on loan work-out situations and a general improvement in the regional economic conditions. The allowance for loan loss to total loans percentage decreased from 1.18% in 2003 to 1.07% in 2004. Despite these factors, the Company does not believe that it has experienced any meaningful change in overall asset quality. The Company believes that its overall expansion strategy has employed a credit risk management approach that promotes diversification and therefore creates a balanced portfolio with appropriate risk parameters.

         Total deposits increased by $189.0 million, or 20.4%, to $1.115 billion at December 31, 2004 from $926.4 million at December 31, 2003. The increase resulted from increases of $133.8 million in certificates of deposit, $51.5 million in demand deposit accounts, $49.1 million in NOW accounts and $5.3 million in savings accounts. Offsetting these increases were declines of $32.1 million in Investors' Money Market accounts and $18.6 million in money market accounts.

         Total short-term borrowings increased by $889,000, or 0.5%, to $185.7 million at December 31, 2004 from $184.8 million at December 31, 2003. The increase resulted from a $20.0 million increase in Federal Home Loan Bank advances combined with decreases of $14.5 million in securities sold under agreements to repurchase, $4.0 million in federal fund purchases and $567,000 in U.S. Treasury demand notes.

         The Company believes that a strong, appropriately managed capital position is critical to long-term earnings and expansion. Bank regulatory agencies exclude the market value adjustment created by SFAS No. 115 (AFS adjustment) from capital adequacy calculations. Excluding this adjustment from the calculation, the Company had a total risk-based capital ratio of 12.3% and a Tier I risk-based capital ratio of 11.3% as of December 31, 2004. These ratios met or exceeded the Federal Reserve's "well-capitalized" minimums of 10.0% and 6.0%, respectively.

         The ability to maintain and grow these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders' equity increased by 13.0% to $101.8 million as of December 31, 2004 from $90.0 million as of December 31, 2003. The increase in 2004 resulted from net income of $14.5 million less the following factors:

o        cash dividends of $4.9 million,
o an unfavorable change in the AFS adjustment for the market valuation on securities held for sale of $18,000, net of tax,
o a positive minimum pension liability adjustment of $33,000, net of tax,
o        $165,000 for the acquisition of treasury stock,
o $2.1 million related to stock option exercises and stock compensation expense and
o $335,000 of treasury stock sold and distributed under the deferred directors' plan.

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

         In addition, effective January 1, 2003, the Company's directors' deferred compensation plan was amended to no longer permit diversification outside of Company stock and to require that settlement of deferred balances be made in shares of Company stock. In accordance with EITF 97-14: "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested," on the date of the plan change, the $949,000 current value of the liability for the Company shares was transferred to additional paid-in-capital from other liabilities. Subsequent payments under the directors' deferred plan of $165,000 and $204,000 were made to paid-in-capital under the new plan for 2004 and 2003.

         The 2004 AFS adjustment reflected a 216 basis point increase in the two to five year U.S. Treasury rates during 2004. Due to the fact that the securities portfolio is primarily fixed rate, a negative equity adjustment would likely occur if interest rates increased. Management has factored this into the determination of the size of the AFS portfolio to assure that stockholders' equity is adequate under various scenarios.

         Other than those indicated in this management's discussion, management is not aware of any known trends, events or uncertainties that would have a material effect on the Company's liquidity, capital and results of operations. In addition, management is not aware of any regulatory recommendations that, if implemented, would have such an effect.

Critical Accounting Policies

         Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances which could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments, and the valuation of mortgage servicing rights.

         The allowance for loan losses may be difficult to estimate due to changes in economic conditions, the financial condition of borrowers and the fact that there is not always a specific event that triggers a loss. The Company believes that the allowance for loan losses has closely reflected actual loss experience and expects this to continue as adjustments are made for changes occurring in the facts and circumstances affecting the analysis. Additional information detailing the analysis process and methodology is included previously under "Financial Condition."

         Determining fair value for securities and other financial instruments may be difficult to estimate due to changing market conditions, difficulty in predicting these market changes and changes in interest rates. The Company determines fair value by obtaining current market prices from a third party servicer for the individual securities held at the end of each month and appling these rates to the securities. The Company believes the pricing obtained and rates applied in determining the fair value of securities and other financial instruments has been an accurate estimate of the instruments fair value at a point in time. The Company monitors the prices obtained and reviews the rates applied in determining fair value on a regular basis, making adjustments when situations warrant and expects the accuracy of these estimates at a point in time to continue.

         The valuation of mortgage servicing rights is a complicated estimate due to the number of assumptions that could be used to value the servicing retained and the servicing rights themselves are not tangible. The Company does not have a large mortgage origination business and feels that the business closely reflects industry standards for the amount of mortgage origination activity it conducts. Industry software is used to value the servicing rights, and there are no assumptions applied that could be considered outside industry standards. Fair value is calculated on a loan by loan basis and is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions, specifically prepayment speeds and current interest rates. Adjustments to the fair value of the mortgage servicing rights are made monthly.

Newly Issued But Not Yet Effective Accounting Standards:

         FASB Statement 123 (revised 2004), Share-Based Payment requires expensing of stock options effective for fiscal periods beginning after June 15, 2005. The Company plans to adopt this standard as of July 1, 2005 and will begin expensing any unvested stock options at that time. The Company does not anticipate the adoption of this standard will have any material effect on the Company's financial condition or results of operations.

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

         No other new accounting standards have been issued that are not yet effective that would have a material impact on the Company's financial condition or results of operations.

Liquidity

         Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. Given current prepayment assumptions, the cash flow from the securities portfolio is expected to provide approximately $44.9 million of funding in 2005.

         In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2004, the Company had $110.0 million in Federal Fund lines with correspondent banks and may borrow up to $100.0 million at the Federal Home Loan Bank of Indianapolis. The Company has its securities in the available for sale (AFS) portfolio. Therefore the Company may sell securities to meet funding demands. Management believes that the securities in the AFS portfolio are of high quality and would therefore be marketable. Approximately 81% of this portfolio is comprised of Federal agency securities or mortgage-backed securities directly or indirectly backed by the Federal government. In addition, the Company has historically sold mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.

         During 2004, cash and cash equivalents increased $46.4 million from $57.4 million as of December 31, 2003 to $103.9 million as of December 31, 2004. The primary driver of this increase was an increase in deposit balances of $189.0 million. Other sources of funds were proceeds from maturities, calls and principal paydowns of securities of $63.2 million and proceeds from loan sales of $60.2 million. The primary use of funds was a $133.0 million increase in net loans, which is net of approximately $59.3 million in loans originated and sold during 2004. Other uses of funds were purchases of securities of $72.0 million and payments on long-term borrowings of $20.0 million.

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

         The following tables disclose information on the maturity of the Company's contractual long-term obligations and commitments. Certificates of deposit listed are those with original maturities of 1 year or more.

                                                                                     Payments Due by Period
                                                              --------------------------------------------------------------------
                                                                              One year                                  After 5
                                                                  Total       or less      1-3 years     4-5 years       years
                                                              ------------  ------------  ------------  ------------  ------------
                                                                                         (in thousands)

Certificates of deposit                                       $    173,195  $     75,913  $     85,862  $     11,330  $         90
Long-term debt                                                      10,046        10,000             0             0            46
Operating leases                                                       351           112           198            39             2
Subordinated debentures                                             30,928             0             0             0        30,928
                                                              ------------  ------------  ------------  ------------  ------------
  Total contractual long-term cash
    obligations                                               $    214,520  $     86,025  $     86,060  $     11,369  $     31,066
                                                              ============  ============  ============  ============  ============

                                                                                        Amount of Commitment Expiration Per Period
                                                                                        ------------------------------------------
                                                                                              Total
                                                                                              Amount      One year      Over one
                                                                                            Committed     or less         year
                                                                                          ------------  ------------  ------------
                                                                                                       (in thousands)
Unused loan commitments                                                                   $    475,188  $    334,599  $    140,589
Commercial letters of credit                                                                     1,883           936           947
Standby letters of credit                                                                        8,558         8,558             0
                                                                                          ------------  ------------  ------------
  Total commitments and letters of credit                                                 $    485,629  $    344,093  $    141,536
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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management (ALCO) and Securities

         Interest rate risk represents the Company's primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk, does not own any derivative financial instruments and does not maintain a trading portfolio. The Board of Directors annually reviews and approves the ALCO policy used to manage interest rate risk. This policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. Given the Company's mix of interest bearing liabilities and interest bearing assets on December 31, 2004, the net interest margin could be expected to decline in a falling interest rate environment and conversely, to increase in a rising rate environment. The low rate environment during 2004 continued to have an adverse affect on the net interest margin. In July of 2004 the Federal Open Market Committee (FOMC) began increasing the target federal funds rate at what they defined as a measured pace. The FOMC increased the target federal funds rate a total of 1.25 percent over the five meetings in the period of August, 2004 through December, 2004, with an additional increase of 0.25 percent in January 2005. These increases had a positive impact on the net interest margin during the later part of 2004. Future changes in the net interest margin will be dependent upon multiple factors including further actions by the FOMC during 2005, competitive pressures in the various markets served, and changes in the structure of the balance sheet in response to customer demands for products and services.

         The Company utilizes a computer program to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves, as well as other factors. The ALCO committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. Although management does not consider GAP ratios in this planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company's cumulative repricing GAP ratio as of December 31, 2004 for the next 12 months using a rates unchanged scenario was a negative 8.18% of earning assets.

         The following tables provide information regarding the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the tables present principal cash flows and related weighted-average interest rates by contractual maturities, as well as the Company's historical experience of the impact of interest-rate fluctuations on the prepayment of residential and home equity loans and mortgage-backed securities. Core deposits such as deposits, interest-bearing checking, savings and money market deposits that have no contractual maturity, are shown under Year 1, however historical experience indicates that some potion of the balances are retained over time. Weighted-average variable rates are based upon rates existing at the reporting date.



                                                                                  2004
                                                                  Principal/Notional Amount Maturing in:
                                         -----------------------------------------------------------------------------------------
                                                                              (in thousands)
                                         -----------------------------------------------------------------------------------------
                                                                                                                           Fair
                                                                                                                           Value
                                          Year 1     Year 2     Year 3     Year 4     Year 5    Thereafter    Total     12/31/2004
                                         ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------
Rate sensitive assets:
  Fixed interest rate loans              $ 116,056  $  67,603  $  60,685  $  49,801  $  48,251  $   13,733  $  356,129  $  357,252
  Average interest rate                       6.05%      6.24%      6.12%      5.96%      6.02%       6.20%       6.09%
  Variable interest rate loans           $ 610,201  $   1,192  $   1,209  $   1,233  $   1,889  $   31,366  $  647,090  $  647,025
  Average interest rate                       5.41%      6.08%      6.12%      6.17%      5.08%       6.13%       5.44%
  Fixed interest rate securities         $  26,296  $  17,703  $  20,480  $  25,856  $  28,766  $  167,117  $  286,218  $  286,078
  Average interest rate                       4.90%      4.16%      4.04%      3.97%      3.93%       4.46%       4.36%
  Variable interest rate securities      $      59  $      56  $      56  $      56  $      55  $      224  $      506  $      504
  Average interest rate                       5.24%      5.28%      5.28%      5.28%      5.25%       4.83%       5.07%
  Other interest-bearing assets          $  22,714  $       -  $       -  $       -  $       -  $        -  $   22,714  $   22,714
  Average interest rate                       2.07%         -          -          -          -           -        2.07%
Rate sensitive liabilities:
  Non-interest bearing checking          $ 237,261  $       -  $       -  $       -  $       -  $        -  $  237,261  $  237,261
  Average interest rate
  Savings & interest bearing checking    $ 443,820  $       -  $       -  $       -  $       -  $        -  $  443,820  $  443,820
  Average interest rate                       0.97%         -          -          -          -           -        0.97%
  Time deposits                          $ 284,656  $  72,426  $  54,541  $   9,876  $  11,871  $      948  $  434,318  $  435,233
  Average interest rate                       2.44%      3.02%      4.10%      3.64%      4.06%       4.12%       2.82%
  Fixed interest rate borrowings         $ 120,650  $       -  $       -  $       -  $       -  $       46  $  120,696  $  120,649
  Average interest rate                       1.42%         -          -          -          -        6.15%       1.43%
  Variable interest rate borrowings      $  75,000  $       -  $       -  $       -  $       -  $   30,928  $  105,928  $  104,336
  Average interest rate                       1.95%         -          -          -          -        5.18%       2.89%



                                                                                  2003
                                                                  Principal/Notional Amount Maturing in:
                                         -----------------------------------------------------------------------------------------
                                                                              (in thousands)
                                         -----------------------------------------------------------------------------------------
                                                                                                                           Fair
                                                                                                                           Value
                                          Year 1     Year 2     Year 3     Year 4     Year 5    Thereafter    Total     12/31/2003
                                         ---------  ---------  ---------  ---------  ---------  ----------  ----------  ----------
Rate sensitive assets:
  Fixed interest rate loans              $ 119,633  $  65,696  $  53,759  $  33,556  $  38,421  $   15,955  $  327,020  $  332,837
  Average interest rate                       6.49%      6.56%      6.41%      6.36%      5.92%       6.39%       6.41%
  Variable interest rate loans           $ 506,402  $   1,274  $   1,298  $   1,319  $   1,314  $   32,255  $  543,862  $  541,890
  Average interest rate                       4.30%      4.59%      4.59%      4.61%      4.54%       5.06%       4.36%
Fixed interest rate securities           $  19,199  $  19,494  $  19,689  $  22,637  $  27,797  $  171,936  $  280,752  $  280,661
  Average interest rate                       4.58%      4.46%      4.51%      4.33%      4.18%       4.45%       4.43%
  Variable interest rate securities      $     200  $     145  $     108  $      83  $      60  $       95  $      691  $      706
  Average interest rate                       5.62%      6.58%      5.57%      4.69%      4.25%       3.42%       5.28%
  Other interest-bearing assets          $   5,144  $       -  $       -  $       -  $       -  $        -  $    5,144  $    5,144
  Average interest rate                       0.98%         -          -          -          -           -        0.98%
Rate sensitive liabilities:
  Non-interest bearing checking          $ 185,734  $       -  $       -  $       -  $       -  $        -  $  185,734  $  185,734
  Average interest rate
  Savings & interest bearing checking    $ 440,154  $       -  $       -  $       -  $       -  $        -  $  440,154  $  440,154
  Average interest rate                       0.81%         -          -          -          -           -        0.81%
  Time deposits                          $ 175,302  $  71,067  $  15,286  $  28,526  $   9,372  $      950  $  300,503  $  305,003
  Average interest rate                       2.07%      2.87%      2.97%      4.87%      3.65%       2.89%       2.63%
  Fixed interest rate borrowings         $ 159,761  $  10,000  $       -  $       -  $       -  $       47  $  169,808  $  170,089
  Average interest rate                       1.20%      2.36%         -          -          -        6.15%       1.27%
  Variable interest rate borrowings      $  45,000  $       -  $       -  $       -  $       -  $   30,928  $   75,928  $   75,974
  Average interest rate                       1.31% $       -          -          -          -        1.14%       1.24%

         These tables illustrate the Company's growth during 2004 and the effect of the rate cuts during fiscal year 2003. The changes in the balances primarily reflect the growth of the Company's existing offices and acceptance of the one office opened during 2003. The increase in loans during 2004 was driven primarily by strong growth in the Company's commercial loan portfolio. The average interest rates show the effect of the low interest rate environment during the year.

         The Company's investment portfolio consists of U.S. Treasury securities, agencies, mortgage-backed securities and municipal bonds. During 2004, purchases in the securities portfolio consisted primarily of agency securities and municipal bonds. As of December 31, 2004, the Company's investment in mortgage-backed securities represented approximately 73% of total securities and consisted of CMOs and mortgage pools issued by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae, Fannie Mae and Freddie Mac securities are each guaranteed by their respective agencies as to principal and interest. All mortgage securities purchased by the Company are within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company's investment policy. The Company uses Bloomberg analytics to evaluate and monitor all purchases. As of December 31, 2004, the securities in the AFS portfolio had approximately a two and one-half year average life with approximately 12% price depreciation in the event of a 300 basis points upward movement. The portfolio had approximately 5% price appreciation in the event of a 300 basis point downward movement in rates. As of December 31, 2004, all mortgage securities were performing in a manner consistent with management's original expectations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
----------------------------------------------------------------------------------------------------------------------------------
December 31                                                                                                 2004          2003
                                                                                                        ------------  ------------
ASSETS
Cash and due from banks                                                                                 $     81,144  $     52,297
Short-term investments                                                                                        22,714         5,144
                                                                                                        ------------  ------------
  Total cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     103,858        57,441

Securities available for sale (carried at fair value)                                                        286,582       281,367
Real estate mortgages held for sale                                                                            2,991         3,431

Loans, net of allowance for loan losses of $10,754 and $10,234 . . . . . . . . . . . . . . . . . . . . .     992,465       860,648

Land, premises and equipment, net                                                                             25,057        26,157
Bank owned life insurance                                                                                     16,896        15,453
Accrued income receivable                                                                                      5,765         5,010
Goodwill                                                                                                       4,970         4,970
Other intangible assets                                                                                        1,245         1,460
Other assets                                                                                                  13,293        15,477
                                                                                                        ------------  ------------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  1,453,122  $  1,271,414
                                                                                                        ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Noninterest bearing deposits                                                                            $    237,261       185,734
Interest bearing deposits                                                                                    878,138       740,657
                                                                                                        ------------  ------------
  Total deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,115,399       926,391

Short-term borrowings
  Federal funds purchased                                                                                     20,000        24,000
  Securities sold under agreements to repurchase                                                              88,057       102,601
  U.S. Treasury demand notes                                                                                   2,593         3,160
  Other short-term borrowings                                                                                 75,000        55,000
                                                                                                        ------------  ------------
    Total short-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     185,650       184,761

Accrued expenses payable                                                                                       7,445         7,804
Other liabilities                                                                                              1,889         1,461
Long-term borrowings                                                                                          10,046        30,047
Subordinated debentures                                                                                       30,928        30,928
                                                                                                        ------------  ------------
    Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,351,357     1,181,392

Commitments, off-balance sheet risks and contingencies (Notes 1 and 19)

STOCKHOLDERS' EQUITY
Common stock:  90,000,000 shares authorized, no par value
  5,915,854 shares issued and 5,881,283 outstanding as of December 31, 2004
  5,834,744 shares issued and 5,788,263 outstanding as of December 31, 2003                                    1,453         1,453
Additional paid-in capital                                                                                    12,463        10,509
Retained earnings                                                                                             89,864        80,260
Accumulated other comprehensive loss                                                                          (1,267)       (1,282)
Treasury stock, at cost (2004 - 34,571 shares, 2003 - 46,481 shares)                                            (748)         (918)
                                                                                                        ------------  ------------
  Total stockholders' equity   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     101,765        90,022
                                                                                                        ------------  ------------
    Total liabilities and stockholders' equity   . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  1,453,122  $  1,271,414
                                                                                                        ============  ============

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME (in thousands except share and per share data)
----------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                                       2004          2003          2002
                                                                                          ------------  ------------  ------------
NET INTEREST INCOME
Interest and fees on loans
  Taxable                                                                                 $     49,087  $     46,861  $     49,083
  Tax exempt                                                                                       287           280           181
Interest and dividends on securities
  Taxable                                                                                        8,103        10,946        13,205
  Tax exempt                                                                                     2,344         2,061         1,607
Interest on short-term investments                                                                 184           188           259
                                                                                          ------------   -----------  ------------
    Total interest income                                                                       60,005        60,336        64,335

Interest on deposits                                                                            13,397        14,079        17,091
Interest on borrowings
  Short-term                                                                                     1,556         1,110         2,552
  Long-term                                                                                      1,880         2,948         2,915
                                                                                          ------------   -----------  ------------
    Total interest expense                                                                      16,833        18,137        22,558
                                                                                          ------------   -----------  ------------

NET INTEREST INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      43,172        42,199        41,777

Provision for loan losses                                                                        1,223         2,254         3,056
                                                                                          ------------   -----------  ------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      41,949        39,945        38,721

NONINTEREST INCOME
Trust and brokerage income                                                                       3,015         2,370         2,451
Service charges on deposit accounts                                                              6,917         6,860         6,717
Loan, insurance and service fees                                                                 1,945         2,296         1,704
Merchant card fee income                                                                         2,219         1,747         1,594
Other income                                                                                     1,475         1,636           428
Net gains on sales of real estate mortgages held for sale                                          987         3,018         1,914
Net securities gains                                                                                 0           500            55
                                                                                          ------------   -----------  ------------
  Total noninterest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,558        18,427        14,863

NONINTEREST EXPENSE
Salaries and employee benefits                                                                  19,673        19,829        18,501
Net occupancy expense                                                                            2,496         2,444         2,174
Equipment costs                                                                                  2,106         2,538         2,483
Data processing fees and supplies                                                                2,546         2,433         2,226
Credit card interchange                                                                          1,397           955           900
Loss on extinguishment of debt                                                                       0           804             0
Other expense                                                                                    8,442         8,676         8,414
                                                                                          ------------   -----------  ------------
  Total noninterest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      36,660        37,679        34,698
                                                                                          ------------   -----------  ------------

INCOME BEFORE INCOME TAX EXPENSE                                                                21,847        20,693        18,886

Income tax expense                                                                               7,302         6,828         6,520
                                                                                          ------------   -----------  ------------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     14,545   $    13,865  $     12,366
                                                                                          ============   ===========  ============

BASIC WEIGHTED AVERAGE COMMON SHARES                                                         5,867,705     5,819,916     5,813,984
                                                                                          ============   ===========  ============

BASIC EARNINGS PER COMMON SHARE                                                           $       2.48   $      2.38  $       2.13
                                                                                          ============   ===========  ============

DILUTED WEIGHTED AVERAGE COMMON SHARES                                                       6,064,077     6,001,449     5,958,386
                                                                                          ============   ===========  ============

DILUTED EARNINGS PER COMMON SHARE                                                         $       2.40   $      2.31  $       2.08
                                                                                          ============   ===========  ============

The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands except share and per share data)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                                             Additional                     Other                       Total
                                                 Common       Paid-in       Retained    Comprehensive    Treasury    Stockholders'
                                                 Stock        Capital       Earnings    Income (Loss)     Stock         Equity
                                              ------------  ------------  ------------  -------------  ------------  -------------

Balance at January 1, 2002                    $      1,453  $      8,537  $     62,378  $       1,835  $       (669) $      73,534

Comprehensive income:
  Net income                                                                    12,366                                      12,366
 Other comprehensive income, net of tax                                                         2,102                        2,102
                                                                                                                     -------------
    Comprehensive income                                                                                                    14,468
  Cash dividends declared, $.68 per share                                       (3,925)                                     (3,925)
  Acquisition of treasury stock                                                                                (197)          (197)
                                              ------------  ------------  ------------  -------------  ------------  -------------
Balance at December 31, 2002                         1,453         8,537        70,819          3,937          (866)        83,880

Comprehensive income:
  Net income                                                                    13,865                                      13,865
 Other comprehensive income, net of tax                                                        (5,219)                      (5,219)
                                                                                                                     -------------
    Comprehensive income                                                                                                     8,646
  Cash dividends declared, $.76 per share                                       (4,424)                                     (4,424)
  Transfer of deferred directors' liability                          949                                                       949
  Treasury shares purchased under deferred
   directors' plan (6,022 shares)                                    169                                       (169)             0
  Treasury stock sold and distributed under
   deferred directors'
    plan (6,515 shares)                                               35                                        117            152
  Stock issued for stock option exercises
   (20,760 shares)                                                   484                                                       484
  Tax benefit of stock option exercises                               81                                                        81
  Stock compensation expense                                         254                                                       254
                                              ------------  ------------  ------------  -------------  ------------  -------------
Balance at December 31, 2003                         1,453        10,509        80,260         (1,282)         (918)        90,022

Comprehensive income:
  Net income                                                                    14,545                                      14,545
 Other comprehensive income, net of tax                                                            15                           15
                                                                                                                     -------------
    Comprehensive income                                                                                                    14,560
  Cash dividends declared, $.84 per share                                       (4,941)                                     (4,941)
  Treasury shares purchased under deferred
   directors' plan (4,786 shares)                                    165                                       (165)             0
  Treasury stock sold and distributed under
   deferred directors'
    plan (16,696 shares)                                            (335)                                       335              0
  Stock issued for stock option exercises
   (81,110 shares)                                                 1,711                                                     1,711
  Tax benefit of stock option exercises                              359                                                       359
  Stock compensation expense                                          54                                                        54
                                              ------------  ------------  ------------  -------------  ------------  -------------
Balance at December 31, 2004                  $      1,453  $     12,463  $     89,864  $      (1,267) $       (748) $     101,765
                                              ============  ============  ============  =============  ============  =============

The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
----------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                                                       2004          2003          2002
                                                                                          ------------  ------------  ------------
Cash flows from operating activities:
Net income                                                                                $     14,545  $     13,865  $     12,366
                                                                                          ------------  ------------  ------------
Adjustments to reconcile net income to net cash from operating activities:
  Depreciation                                                                                   2,091         2,210         2,291
  Provision for loan losses                                                                      1,223         2,254         3,056
  Write down of other real estate owned                                                             15             0             0
  Amortization of intangible assets                                                                215           154           176
  Amortization of loan servicing rights                                                            573           671           452
  Net change in loan servicing rights valuation allowance                                         (154)         (224)          334
  Loans originated for sale                                                                    (59,341)     (143,230)      (93,751)
  Net gain on sales of loans                                                                      (987)       (3,018)       (1,914)
  Proceeds from sale of loans                                                                   60,243       152,118        93,142
  Net (gain) loss on sale of premises and equipment                                                106          (101)           25
  Net gain on sales of securities available for sale                                                 0          (500)          (55)
  Net securities amortization                                                                    3,566         1,549         1,753
  Stock compensation expense                                                                        54           254             0
  Earnings on life insurance                                                                      (632)         (692)          (68)
  Net change:
    Accrued income receivable                                                                     (755)          (11)          442
    Accrued expenses payable                                                                      (248)       (1,404)        1,666
    Other assets                                                                                 2,641         2,603         2,417
    Other liabilities                                                                              428          (958)         (680)
                                                                                          ------------  ------------  ------------
      Total adjustments                                                                          9,038        11,675         9,286
                                                                                          ------------  ------------  ------------
        Net cash from operating activites  . . . . . . . . . . . . . . . . . . . . . . . .      23,583        25,540        21,652

Cash flows from investing activites:
  Proceeds from sale of securities available for sale                                                0        14,338         5,771
  Proceeds from maturities, calls and principal paydowns of
    securities available for sale                                                               63,185       132,377        83,371
  Purchases of securities available for sale                                                   (72,032)     (162,540)      (89,419)
  Purchase of life insurance                                                                      (811)       (1,393)      (13,300)
  Net increase in total loans                                                                 (133,047)      (51,681)      (85,966)
  Proceeds from sales of land, premises and equipment                                              144           159            11
  Purchases of land, premises and equipment                                                     (1,241)       (3,627)       (2,843)
  Increase in investment in unconsolidated subsidiary                                                0          (309)            0
  Net payments in acquisition                                                                        0          (600)            0
                                                                                          ------------  ------------  ------------
        Net cash from investing activities . . . . . . . . . . . . . . . . . . . . . . . .    (143,802)      (73,276)     (102,375)

Cash flows from financing activities:
  Net increase in total deposits                                                               189,008        13,066       119,945
  Net increase (decrease) in short-term borrowings                                                 889          (207)      (47,149)
  Proceeds from long-term borrowings                                                                 0        40,928        20,000
  Payments on long-term borrowings                                                             (20,001)      (31,920)          (41)
  Dividends paid                                                                                (4,806)       (4,306)       (3,809)
  Proceeds from the sale of common stock                                                             0           152             0
  Proceeds from stock option exercise                                                            1,711           484             0
  Purchase of treasury stock                                                                      (165)         (169)         (197)
                                                                                          ------------  ------------  ------------
        Net cash from financing activites  . . . . . . . . . . . . . . . . . . . . . . . .     166,636        18,028        88,749
                                                                                          ------------  ------------  ------------
Net change in cash and cash equivalents                                                         46,417       (29,708)        8,026
Cash and cash equivalents at beginning of the year                                              57,441        87,149        79,123
                                                                                          ------------  ------------  ------------
Cash and cash equivalents at end of the year . . . . . . . . . . . . . . . . . . . . . . .$    103,858  $     57,441  $     87,149
                                                                                          ============  ============  ============
Cash paid during the year for:
    Interest                                                                              $     15,663  $     18,935  $     22,610
    Income taxes                                                                                 5,587         6,955         7,249
Supplemental non-cash disclosures:
    Loans transferred to other real estate                                                           7         1,922            44
    Directors' deferred liability transferred from other liabilities to equity                       0           949             0

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Nature of Operations and Principles of Consolidation:

         The consolidated financial statements include Lakeland Financial Corporation and its wholly-owned subsidiary, Lake City Bank (the "Bank"), together referred to as (the "Company"). Also included in the consolidated financial statements is LCB Investments Limited, a wholly-owned subsidiary of Lake City Bank, which is a Bermuda corporation that manages a portion of the Bank's investment portfolio. All intercompany transactions and balances are eliminated in consolidation. As further discussed in Note 11, a trust that had previously been consolidated with the Company is now reported separately.

         The Company provides financial services through its subsidiary, Lake City Bank, a full-service commercial bank with 43 branch offices in twelve counties in northern Indiana. The Company provides commercial, retail, trust and investment services to its customers. Commercial products include commercial loans and technology-driven solutions to commercial customers' cash management needs such as internet business banking and on-line cash management services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans. The Company provides credit card services to retail and commercial customers through its retail card program and merchant processing activity. The Company also has an Honors Private Banking program that is positioned to serve the more financially sophisticated customer with a menu including brokerage and trust services, executive mortgage programs and access to financial planning seminars and programs. The Company's Prospero Program is dedicated to serving the expanding financial needs of the Latino community. The Company provides trust clients with traditional personal and corporate trust services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance. Other financial instruments, which represent potential concentrations of credit risk, include deposit accounts in other financial institutions.

Use of Estimates:

         To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ. The allowance for loan losses, the fair values of financial instruments and the fair value of loan servicing rights are particularly subject to change.

Cash Flows:

         Cash and cash equivalents include cash, demand deposits in other financial institutions and short-term investments with maturities of 90 days or less. Cash flows are reported net for customer loan and deposit transactions.

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

         Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over estimated lives for mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date. Securities are written down to fair value when a decline in fair value is deemed to be other than temporary, as more fully disclosed in Note 2.

         The Company does not have any material derivative instruments for presentation nor does the Company participate in any significant hedging activities.

Real Estate Mortgages Held for Sale:

         Loans held for sale are reported at the lower of cost or market on an aggregate basis. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

         Loan sales occur on the delivery date agreed to in the commitment agreement. The gain or loss on the sale of loans is the difference between the carrying value of the loans sold and the funds received from the sale. The Company retains servicing on the majority of loans sold.

Loans:

         Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses.

         Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. All mortgage and commercial loans for which collateral is insufficient to cover all principal and accrued interest are reclassified as nonaccrual loans to the extent they are under collateralized, on or before the date when the loan becomes 90 days delinquent. When a loan is classified as a nonaccrual loan, interest on the loan is no longer accrued, all unpaid accrued interest is reversed and interest income is subsequently recorded only to the extent cash payments are received. Accrual status is resumed when all contractually due payments are brought current and future payments are reasonably assured. Consumer installment loans, except those loans that are secured by real estate, are not placed on a nonaccrual status since these loans are charged-off when they have been delinquent from 90 to 180 days, and when the related collateral, if any, is not sufficient to offset the indebtedness. Advances under Mastercard and Visa programs, as well as advances under all other consumer line of credit programs, are charged-off when collection appears doubtful.

Allowance for Loan Losses:

         The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Susequent recoveries, if any are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, internal loan grade classifications, economic conditions, and other factors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as future events change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

         The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as special mention, substandard or doubtful on the Company's watch list. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

         A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Mortgage and commercial loans, when they have been delinquent from 90 to 180 days, are reviewed to determine if a charge-off is necessary, if the related collateral, if any, is not sufficient to offset the indebtedness.

Investments in Limited Partnerships:

         Investments in limited partnerships represent the Company's investments in affordable housing projects for the primary purpose of available tax benefits. The Company is a limited partner in these investments and as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership's earnings or losses in its income statement and adjusts the carrying amount of the investments on the balance sheet. These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable. The investment recorded at December 31, 2004 and 2003 was $431,000 and $500,000.

Foreclosed Assets:

         Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. At December 31, 2004 and 2003, the balance of repossessed assets and real estate owned was $274,000 and $584,000 and are included with other assets on the balance sheet.

 Land, Premises and Equipment:

         Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the useful lives of the assets. Premises assets have useful lives between 7 and 40 years. Equipment assets have useful lives between 3 and 10 years.

Loan Servicing Rights:

         Loan servicing rights are recognized as assets for the allocated value of retained servicing rights on loans sold. Loan servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to loan type, term and interest rates. Any impairment of a grouping is reported as a valuation allowance. Fair value is calculated on a loan by loan basis and is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions, specifically prepayment speeds and current interest rates.

Bank Owned Life Insurance:

         At December 31, 2004 and 2003, the Company owned $16.8 million and $15.5 million of life insurance policies on certain officers to replace group term life insurance for these individuals. At December 31, 2004, the Company also owned $136,000 of variable life insurance on certain officers to fund a deferred compensation plan. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized. Bank owned life insurance is included in other assets in the consolidated financial statements.

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

Benefit Plans:

         The Company has a noncontributory defined benefit pension plan which covered substantially all employees until the plan was frozen effective April 1, 2000. Funding of the plan equals or exceeds the minimum funding requirement determined by the actuary. The projected unit credit cost method is used to determine expense. Benefits are based on years of service and compensation levels. An employee deferred compensation plan is available to certain employees with returns based on investments in mutual funds. The Company maintains a directors' deferred compensation plan. Effective January 1, 2003, the directors' deferred compensation plan was amended to restrict the deferral to be in stock only and deferred directors' fees are included in equity. Prior to amending the plan, deferred directors' fees were included in other liabilities. The Company acquires shares on the open market and records such shares as treasury stock.

Stock Compensation:

         Effective December 9, 1997, the Company adopted the Lakeland Financial Corporation 1997 Share Incentive Plan. At its inception there were 600,000 shares of common stock reserved for grants of stock options to employees of Lakeland Financial Corporation, its subsidiaries and Board of Directors. As of December 31, 2004, 63,815 were available for future grants. In accordance with SFAS No.123, "Accounting for Stock-Based Compensation," the Company has elected to account for stock-based compensation within the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and all subsequent amendments and clarifications. Under this method, no compensation cost is recognized for stock options granted at or above fair market value. Compensation cost is recognized for stock option modifications, if applicable. Had compensation expense for the plan been determined based upon fair value at the grant date in accordance with SFAS 123, net income and earnings per common share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.

                                                                                              2004          2003          2002
                                                                                          ------------  ------------  ------------
Net income (in thousands) as reporte                                                      $     14,545  $     13,865  $     12,366
Deduct: stock-based compensation expense determined
  under fair value based method (in thousands)                                                     487           543           669
                                                                                          ------------  ------------  ------------
Pro forma net income (in thousands)                                                       $     14,058  $     13,322  $     11,697
                                                                                          ============  ============  ============

Basic earnings per common share as reported                                               $       2.48  $       2.38  $       2.13
Pro forma basic earnings per common share                                                 $       2.40  $       2.29  $       2.01
Diluted earnings per common share as reported                                             $       2.40  $       2.31  $       2.08
Pro forma diluted earnings per common share                                               $       2.32  $       2.22  $       1.96

         The pro forma effects are computed with the black scholes option pricing models, using the following weighted-average assumptions as of the grant date for all options granted to date:

Risk-free interest rate                                                                           5.26%         5.26%         5.53%
Expected option life                                                                         5.00 years    5.00 years    5.00 years
Expected price volatility                                                                        70.32%        73.13%        76.37%
Dividend yield                                                                                    3.02%         2.85%         2.87%

Income Taxes:

         Annual consolidated federal and state income tax returns are filed by the Company. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Income tax expense is recorded based on the amount of taxes due on its tax return plus net deferred taxes computed based upon the expected future tax consequences of temporary differences between carrying amounts and tax basis of assets and liabilities, using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

Earnings Per Common Share:

         Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares outstanding for the Stockholders' Equity section of the Balance Sheet for 2004 and 2003 reflect the acquisition of 34,571 and 46,481 shares, respectively of Lakeland Financial Corporation common stock that have been purchased under the directors' deferred compensation plan described above. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

Comprehensive Income:

         Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale during the year and changes in the minimum pension liability, which are also recognized as a separate component of equity.

         The components of other comprehensive income and related tax effects are as follows:
                                                                                                  Years Ended December 31,
                                                                                          ----------------------------------------
                                                                                              2004          2003          2002
                                                                                          ------------  ------------  ------------
                                                                                                       (in thousands)
Unrealized holding gain/(loss) on securities available for sale
  arising during the period                                                               $        (66) $     (7,014) $      3,942
Reclassification adjustment for (gains)/losses included in net income                                0          (500)          (55)
                                                                                          ------------  ------------  ------------
Net securities gain /(loss) activity during the period                                             (66)       (7,514)        3,887
Tax effect                                                                                         (48)       (2,626)        1,442
                                                                                          ------------  ------------  ------------
Net of tax amount                                                                                  (18)       (4,888)        2,445

Minimum pension liability adjustment                                                                56          (557)         (588)
Tax effect                                                                                          23          (226)         (245)
                                                                                          ------------  ------------  ------------
Net of tax amount                                                                                   33          (331)         (343)
                                                                                          ------------  ------------  ------------
Other comprehensive income, net of tax                                                    $         15  $     (5,219) $      2,102
                                                                                          ============  ============  ============

Loss Contingencies:

         Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash:

         The Company was required to have $17.3 million and $14.1 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2004 and 2003. These balances do not earn interest.

Dividend Restriction:

         Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to its shareholders. These restrictions pose no practical limit on the ability of the Bank or Company to pay dividends at historical levels.

Fair Value of Financial Instruments:

         Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 18. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Adoption of New Accounting Standards:

         The Company did not adopt any new accounting standards during 2004.

Newly Issued But Not Yet Effective Accounting Standards:

         FASB Statement 123 (revised 2004), Share-Based Payment requires expensing of stock options effective for fiscal periods beginning after June 15, 2005. The Company plans to adopt this standard as of July 1, 2005 and will begin expensing any unvested stock options at that time. The Company does not anticipate the adoption of this standard will have any material effect on the Company's financial condition or results of operations.

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

         No other new accounting standards have been issued that are not yet effective that would have a material impact on the Company's financial condition or results of operations.

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
                                                        Gross        Gross
                                         Fair        Unrealized    Unrealized
                                         Value          Gain         Losses
                                      ------------  ------------  ------------
                                                   (in thousands)
2004

  U.S. Treasury securities            $        989  $          0  $        (14)
  U.S. Government agencies                  22,885             0          (157)
  Mortgage-backed securities               208,961           618        (2,654)
  State and municipal securities            53,747         2,218          (153)
                                      ------------  ------------  ------------
    Total  . . . . . . . . . . . . . .$    286,582  $      2,836  $     (2,978)
                                      ============  ============  ============

2003

  U.S. Government agencies            $     17,280  $         51  $         (5)
  Mortgage-backed securities               211,142           885        (2,814)
  State and municipal securities            52,945         2,004          (197)
                                      ------------  ------------  ------------
    Total  . . . . . . . . . . . . . .$    281,367  $      2,940  $     (3,016)
                                      ============  ============  ============

         Information regarding the fair value of available for sale debt securities by maturity as of December 31, 2004 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

                                                                     Fair
                                                                     Value
                                                                  ------------
                                                                 (in thousands)

Due in one year or less                                           $        100
Due after one year through five years                                   25,426
Due after five years through ten years                                   6,354
Due after ten years                                                     45,741
                                                                  ------------
                                                                        77,621
Mortgage-backed securities                                             208,961
                                                                  ------------
  Total debt securities  . . . . . . . . . . . . . . . . . . . . .$    286,582
                                                                  ============

         Security proceeds, gross gains and gross losses for 2004, 2003 and 2002 were as follows:

                                            2004         2003         2002
                                         -----------  -----------  -----------
                                                    (in thousands)
Sales and calls of securities available
 for sale
  Proceeds                               $     2,844  $    30,154  $    10,467
  Gross gains                                      0          508           77
  Gross losses                                     0            8           22


         Securities with carrying values of $189.0 million and $197.8 million were pledged as of December 31, 2004 and 2003, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law. At year-end 2004 and 2003, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

         Information regarding securities with unrealized losses as of December 31, 2004 and 2003 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

                                                   Less than 12 months          12 months or more                 Total
                                                --------------------------  --------------------------  --------------------------
                                                   Fair        Unrealized      Fair        Unrealized      Fair        Unrealized
                                                   Value         Losses        Value         Losses        Value         Losses
                                                ------------  ------------  ------------  ------------  ------------  ------------
                                                                                  (in thousands)
2004

U.S. Treasury securities                        $        989  $         14  $          0  $          0  $        989  $         14
U.S. Government agencies                              22,885           157             0             0        22,885           157
Mortgage-backed securities                           110,501         1,326        46,540         1,328       157,041         2,654
State and municipal securities                         3,770            37         4,169           116         7,939           153
                                                ------------  ------------  ------------  ------------  ------------  ------------
  Total temporarily impaired                    $    138,145  $      1,534  $     50,709  $      1,444  $    188,854  $      2,978
                                                ============  ============  ============  ============  ============  ============

2003

U.S. Government agencies                        $      3,016  $          5  $          0  $          0  $      3,016  $          5
Mortgage-backed securities                           126,347         2,215        20,637           599       146,984         2,814
State and municipal securities                        10,865           183           411            14        11,276           197
                                                ------------  ------------  ------------  ------------  ------------  ------------
  Total temporarily impaired                    $    140,228  $      2,403  $     21,048  $        613  $    161,276  $      3,016
                                                ============  ============  ============  ============  ============  ============

         All of the following are considered to determine whether or not the impairment of these securities is other-than-temporary. All of the securities are backed by the U.S. Government or its agencies or are A rated or better, in the case of non-local municipal securities. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed are being received. There are no concerns of credit losses and there is nothing to indicate that full principal will not be received. Management considers the unrealized losses to be market driven and no loss is expected to be realized unless the securities are sold. The Company does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, the current intent and ability is to hold them until a recovery in fair value or maturity.

NOTE 3 - LOANS

         Total loans outstanding as of year-end consisted of the following:

                                                        2004          2003
                                                    ------------  ------------
                                                          (in thousands)

Commercial and industrial loans                     $    688,211  $    593,194
Agri-business and agricultural loans                     102,749        82,262
Real estate mortgage loans                                47,642        40,240
Real estate construction loans                             6,719         3,932
Installment loans and credit cards                       158,065       151,376
                                                    ------------  ------------
  Subtotal . . . . . . . . . . . . . . . . . . . . .   1,003,386       871,004
Less:  Allowance for loan losses                         (10,754)      (10,234)
         Net deferred loan fees                             (167)         (122)
                                                    ------------  ------------
Loans, net . . . . . . . . . . . . . . . . . . . . .$    992,465  $    860,648
                                                    ============  ============


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

         The following is an analysis of the allowance for loan losses for 2004, 2003 and 2002:

                                          2004          2003          2002
                                      ------------  ------------  ------------
                                                   (in thousands)
Balance, January 1,                   $     10,234  $      9,533  $      7,946
Provision for loan losses                    1,223         2,254         3,056
Loans charged-off                             (994)       (1,774)       (1,875)
Recoveries                                     291           221           406
                                      ------------  ------------  ------------
  Net loans charged-off                       (703)       (1,553)       (1,469)
                                      ------------  ------------  ------------
Balance December 31  . . . . . . . . .$     10,754  $     10,234  $      9,533
                                      ============  ============  ============

Nonaccrual loans                      $      7,212  $        553  $      4,216
Interest not recorded on
 nonaccrual loans                              203           183           208
Loans past due 90 days and
 still accruing                              2,778         3,191         3,387

         As of December 31, 2004, 2003 and 2002 there were no loans renegotiated as troubled debt restructurings.

         Impaired loans were as follows:

                                                        2004          2003
                                                    ------------  ------------
                                                          (in thousands)

Year-end loans with no allocated
 allowance for loan losses                          $          0  $          0
Year-end loans with allocated
 allowance for loan losses                                 9,309         3,039
                                                    ------------  ------------
                                                    $      9,309  $      3,039
                                                    ============  ============

Amount of the allowance for loan
 losses allocated                                   $      1,711  $        456


                                          2004          2003          2002
                                      ------------  ------------  ------------
                                                   (in thousands)
Average of impaired loans during
 the year                             $      5,606  $      6,320  $     10,476

Interest income recognized during
 impairment                                    183           226           562
Cash-basis interest income
 recognized                                    183           225           555

         The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring. The 2004 and 2003 impaired loan totals included $6.7 million and $127,000 which were also included in the total for nonaccrual loans. Total impaired loans increased by $6.3 million to $9.3 million at December 31, 2004 from $3.0 million at December 31, 2003. The increases in nonperforming loans and impaired loans resulted primarily from the addition of a single commercial credit of $6.1 million. The borrower filed chapter 11 bankruptcy late in the third quarter of 2004 and is in the process of determining its future business strategy. Borrower collateral and the personal guarantees of its principals support this credit. The loans delinquent 90 days or more total included one commercial credit for $2.6 million and $2.9 million in 2004 and 2003. The renewal of this loan has been complicated as more than one bank is involved, and it remains past maturity. The loan first became delinquent in 2002 and the maturity has not been extended. While this loan was current as to principal and interest at December 31, 2005, there can be no assurance that it will remain current given the circumstances involved.

NOTE 5 - SECONDARY MORTGAGE MARKET ACTIVITIES

         Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $242.9 million and $231.8 million at December 31, 2004 and 2003. The fair value of loan servicing rights was $1.7 million and $1.6 million at December 31, 2004 and 2003. Net loan servicing income/(loss) was $25,000, ($166,000) and ($48,000) for 2004, 2003 and 2002. Information on loan servicing rights follows:

Loan servicing rights:                    2004          2003          2002
                                      ------------  ------------  ------------
                                                   (in thousands)

Beginning of year                     $      2,100  $      1,677  $      1,507
Originations                                   525         1,094           622
Amortization                                  (573)         (671)         (452)
                                      ------------  ------------  ------------
  End of year  . . . . . . . . . . . .$      2,052  $      2,100  $      1,677
                                      ============  ============  ============

Valuation allowance:                      2004          2003          2002
                                      ------------  ------------  ------------
                                                   (in thousands)

Beginning of year                     $        498  $        722  $        388
Additions expensed                             173           421           913
Reductions credited to expense                (327)         (645)         (579)
                                      ------------  ------------  ------------
  End of year  . . . . . . . . . . . .$        344  $        498  $        722
                                      ============  ============  ============

NOTE 6 - LAND, PREMISES AND EQUIPMENT, NET

         Land, premises and equipment and related accumulated depreciation were as follows at December 31:

                                                        2004          2003
                                                    ------------  ------------
                                                          (in thousands)
Land                                                $      8,491  $      8,456
Premises                                                  21,292        21,004
Equipment                                                 14,951        14,830
                                                    ------------  ------------
  Total cost . . . . . . . . . . . . . . . . . . . .      44,734        44,290
Less accumulated depreciation                             19,677        18,133
                                                    ------------  ------------
  Land, premises and equipment, net                 $     25,057  $     26,157
                                                    ============  ============

         The Company had land of $274,000 pending sale at December 31, 2004.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

         There have been no changes in the $5.0 million carrying amount of goodwill since 2002.

Acquired Intangible Assets

                                                                       As of December 31, 2004         As of December 31, 2003
                                                                    ------------------------------  ------------------------------
                                                                    Gross Carrying   Accumulated    Gross Carrying   Accumulated
                                                                        Amount       Amortization       Amount       Amortization
                                                                    --------------  --------------  --------------  --------------
Amortized intangible assets
  Core deposit                                                      $        2,032  $        1,288  $        2,032  $        1,139
  Trust deposit relationships                                                  572              71             572               5
                                                                    --------------  --------------  --------------  --------------
    Total                                                           $        2,604  $        1,359  $        2,604  $        1,144
                                                                    ==============  ==============  ==============  ==============


         Aggregate amortization expense was $215,000, $154,000 and $149,000 for 2004, 2003 and 2002.

         Estimated amortization expense for each of the next five years:

                                                                     Amount
                                                                  ------------
                                                                 (in thousands)

2005                                                              $        212
2006                                                                       209
2007                                                                       206
2008                                                                       206
2009                                                                       206

NOTE 8 - DEPOSITS

         The aggregate amount of time deposits, each with a minimum denomination of $100,000, was approximately $216.0 million and $106.4 million at December 31, 2004 and 2003.

         At December 31, 2004, the scheduled maturities of time deposits were as follows:

                                                                     Amount
                                                                  ------------
                                                                 (in thousands)

Maturing in 2005                                                  $    284,656
Maturing in 2006                                                        72,426
Maturing in 2007                                                        54,541
Maturing in 2008                                                         9,876
Maturing in 2009                                                        11,871
Thereafter                                                                 948
                                                                  ------------
  Total time deposits                                             $    434,318
                                                                  ============

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase ("repo accounts") represent collateralized borrowings with customers located primarily within the Company's service area. Repo accounts are not covered by federal deposit insurance and are secured by securities owned. Information on these liabilities and the related collateral for 2004 and 2003 is as follows:

                                                        2004          2003
                                                    ------------  ------------
                                                          (in thousands)

Average daily balance during the year               $     84,907  $     97,808
Average interest rate during the year                       0.64%         0.83%
Maximum month-end balance during the year           $     90,007  $    108,270
Securities underlying the agreements at year-end
  Fair value                                        $    109,089  $    115,708

                                                   Weighted
                                  Repurchase       Average       Collateral at
          Term                    Liability     Interest Rate     Fair Values
-------------------------       --------------  --------------  --------------
                                (in thousands)                  (in thousands)
Mortgage-backed Securities:
On demand                       $       87,670            0.62% $      107,670
Over 90 days                               387            1.13%          1,419
                                --------------  --------------  --------------
  Total                         $       88,057            0.62% $      109,089
                                ==============  ==============  ==============

         The Company retains the right to substitute similar type securities, and has the right to withdraw all collateral applicable to repo accounts whenever the collateral values are in excess of the related repurchase liabilities. At December 31, 2004, there were no material amounts of securities at risk with any one customer. The Company maintains control of these securities through the use of third-party safekeeping arrangements.

NOTE 10 - BORROWINGS

         Long-term borrowings at December 31 consisted of:

                                                                                                             2004         2003
                                                                                                        ------------  ------------
                                                                                                              (in thousands)

Federal Home Loan Bank of Indianapolis Notes, 3.96%, Due April 9, 2004                                  $          0  $     20,000
Federal Home Loan Bank of Indianapolis Notes, 2.36%, Due December 29, 2005                                    10,000        10,000
Federal Home Loan Bank of Indianapolis Notes, 6.15%, Due January 15, 2018                                         46            47
                                                                                                        ------------  ------------
  Total                                                                                                 $     10,046  $     30,047
                                                                                                        ============  ============

         All notes have a fixed rate, require monthly interest payments and were secured by residential real estate loans and securities with a carrying value of $111.4 million at December 31, 2004. At December 31, 2004, the Company owned $4.4 million of Federal Home Loan Bank (FHLB) stock, which also secures debts to the FHLB. The Company is authorized to borrow up to $100 million at the FHLB.

         Short-term borrowings at December 31 consisted of:

                                                                                                            2004          2003
                                                                                                        ------------  ------------
                                                                                                              (in thousands)

Federal Home Loan Bank of Indianapolis Notes, 1.53%, Due July 20, 2004                                  $          0  $     10,000
Federal Home Loan Bank of Indianapolis Notes, 1.11%, Due January 30, 2004                                          0        45,000
Federal Home Loan Bank of Indianapolis Notes, 1.95%, Due February 9, 2005                                     75,000             0
                                                                                                        ------------  ------------
  Total                                                                                                 $     75,000  $     55,000
                                                                                                        ============  ============

         Long-term borrowings mature over each of the next five years as follows:

                                                                 (in thousands)
                                                                  ------------
       2005                                                       $     10,000
       2006                                                                  0
       2007                                                                  0
       2008                                                                  0
       2009                                                                  0

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

         Lakeland Statutory Trust II, a trust formed by the Company, issued $30.0 million of floating rate trust preferred securities on October 1, 2003 as part of a privately placed offering of such securities. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust. Subject to the Company having received prior approval of the Federal Reserve if then required, the Company may redeem the subordinated debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any interest payment date on or after October 1, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures must be redeemed no later than 2033. These securities are considered as Tier I capital (with certain limitations applicable) under current regulatory guidelines. The floating rate of the trust preferred securities and subordinated debentures was 5.610% and 4.205% at December 31, 2004 and 2003. The holding company's investment in the common stock of the trust was $928,000 and is included in other assets.

         Prior to 2003, Lakeland Capital Trust was consolidated in the Company's financial statements, with the trust preferred securities issued by the trust reported in liabilities as "guaranteed preferred beneficial interests" and the subordinated debentures eliminated in consolidation. The trust preferred securities issued by Lakeland Capital Trust have been redeemed and are no longer outstanding. The Company issued new securities through Lakeland Statutory Trust II in 2003. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, trusts for a trust preferred offering are no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by Lakeland Statutory Trust II as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust, as these are no longer eliminated in consolidation. Since the amount of the subordinated debentures equals the amount of trust preferred securities and common stock, the effect of no longer consolidating the trust changes certain balance sheet classifications, but not equity or net income. Accordingly, the amounts previously reported as "guaranteed preferred beneficial interest" in liabilities have been recaptioned "subordinated debentures" and continue to be presented in liabilities on the balance sheet.

NOTE 12 - EMPLOYEE BENEFIT PLANS

         In April, 2000, the Lakeland Financial Corporation Pension Plan was frozen. As a result of this curtailment, a gain was recognized in the income statement for the second quarter of 2000. At December 31, 2004 and 2003, the pension plan recorded a minimum pension liability of $1.8 million and $1.9 million. The Company also maintains a Supplemental Executive Retirement Plan
(SERP) for select officers that was established as a funded, non-qualified deferred compensation plan. Only one current officer of the Company is a participant in the plan and there are 7 total participants.

         Information as to the Company's plans at December 31 is as follows:

                                                                                 Pension Benefits             SERP Benefits
                                                                            --------------------------  --------------------------
                                                                                2004          2003          2004          2003
                                                                            ------------  ------------  ------------  ------------
                                                                                  (in thousands)              (in thousands)
Change in benefit obligation:
  Beginning benefit obligation                                              $      2,642  $      2,279  $      1,457  $      1,412
  Interest cost                                                                      149           155            83            90
  Actuarial (gain)/loss                                                             (114)          306           (13)            0
  Change in discount rate                                                             96           269            26            94
  Benefits paid                                                                     (110)         (367)         (134)         (139)
                                                                            ------------  ------------  ------------  ------------
  Ending benefit obligation  . . . . . . . . . . . . . . . . . . . . . . . .       2,663         2,642         1,419         1,457

Change in plan assets (primarily equity and fixed income investments and money market funds), at fair value:

  Beginning plan assets                                                            1,265         1,501         1,008           934
  Actual return                                                                      124           131            91            83
  Employer contribution                                                              284             0           119           130
  Benefits paid                                                                     (110)         (367)         (134)         (139)
                                                                            ------------  ------------  ------------  ------------
  Ending plan assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,563         1,265         1,084         1,008

Funded status                                                                     (1,100)       (1,377)         (335)         (449)
Unrecognized net actuarial loss                                                    1,820         1,876           800           814
                                                                            ------------  ------------  ------------  ------------
Prepaid benefit cost . . . . . . . . . . . . . . . . . . . . . . . . . . . .$        720  $        499  $        465  $        365
                                                                            ============  ============  ============  ============

Amounts recognized in the consolidated balance
 sheets consist of:                                                              Pension Benefits             SERP Benefits
                                                                            --------------------------  --------------------------
                                                                                2004          2003          2004          2003
                                                                            ------------  ------------  ------------  ------------
                                                                                  (in thousands)              (in thousands)

Prepaid benefit cost                                                        $        720  $        499  $        465  $        365
Accumulated other comprehensive income (pre-tax)                                  (1,820)       (1,876)            0             0
                                                                            ------------  ------------  ------------  ------------
Net amount recognized                                                       $     (1,100) $     (1,377) $        465  $        365
                                                                            ============  ============  ============  ============

                                                                                   December 31,                December 31,
                                                                            --------------------------  --------------------------
                                                                                2004          2003          2004          2003
                                                                            ------------  ------------  ------------  ------------
                                                                                  (in thousands)              (in thousands)
Projected benefit obligation                                                $      2,663  $      2,642  $      1,419  $      1,457
Accumulated benefit obligation                                                     2,663         2,642         1,419         1,457
Fair value of plan assets                                                          1,563         1,265         1,084         1,008


         Net pension expense includes the following:

                                                            Pension Benefits                           SERP Benefits
                                                ----------------------------------------  ----------------------------------------
                                                    2004          2003          2002          2004          2003          2002
                                                ------------  ------------  ------------  ------------  ------------  ------------
                                                             (in thousands)                            (in thousands)

Service cost                                    $          0  $          0  $          0  $          0  $          0  $          0
Interest cost                                            149           155           152            83            91            97
Expected return on plan assets                          (125)         (141)         (184)         (100)          (95)         (104)
Recognized net actuarial (gain) loss                      38            28             7            36            29            12
                                                ------------  ------------  ------------  ------------  ------------  ------------
  Net pension expense (benefit)                 $         62  $         42  $        (25) $         19  $         25  $          5
                                                ============  ============  ============  ============  ============  ============

Additional Information:                                     Pension Benefits                           SERP Benefits
                                                ----------------------------------------  ----------------------------------------
                                                    2004          2003          2002          2004          2003          2002
                                                ------------  ------------  ------------  ------------  ------------  ------------
                                                             (in thousands)                            (in thousands)
(Decrease)/increase in minimum liability
included in other comprehensive income          $        (56) $        557  $        588  $          0  $          0  $          0

The following assumptions were used in
 calculating the net benefit obligation:

Weighted average discount rate                          6.00%         6.75%         7.50%         6.00%         6.75%         7.50%
Rate of increase in future
compensation                                             N/A           N/A           N/A           N/A           N/A           N/A

The following assumptions were used in
 calculating the net pension expense:

Weighted average discount rate                          5.75%         6.00%         6.75%         5.75%         6.00%         6.75%
Rate of increase in future
compensation                                             N/A           N/A           N/A           N/A           N/A           N/A
Expected long-term rate of return                       8.25%         8.25%         8.50%         8.25%         8.25%         8.50%

         The expected long-term rate of return on plan assets is developed in consultation with the plan actuary. It is primarily based upon industry trends and consensus rates of return which are then adjusted to reflect the specific asset allocations and historical rates of return of the Company's plan assets.

         The asset allocations at the measurement dates of September 30, 2004, and 2003, by asset category are as follows:

                           Pension Plan Assets           SERP Plan Assets
                             at September 30,            at September 30,
                        --------------------------  --------------------------
Asset Category
--------------              2004          2003          2004          2003
                        ------------  ------------  ------------  ------------
Equity securities                 64%           74%           61%           59%
Debt Securities                   29%           23%           34%           36%
Other                              7%            3%            5%            5%
                        ------------  ------------   -----------  ------------
      Total                      100%          100%          100%          100%
                        ============  ============   ===========  ============

         The Company's investment strategies are to invest in a prudent manner for the purpose of providing benefits to participants. The investment strategies are targeted to maximize the total return of the portfolio net of inflation, spending and expenses. Risk is controlled through diversification of asset types and investments in domestic and international equities and fixed income securities. Certain asset types and investment strategies are prohibited including: commodities, options, futures, short sales, margin transactions and non-marketable securities. The target allocation is 60% equities and 40% debt securities although acceptable ranges are: 55-65% equities and 35-45% debt securities.

Contributions

         The Company expects to contribute $422,000 to its pension plan and $106,000 to its SERP plan in 2005.

Estimated Future Benefit Payments

         The following benefit payments are expected to be paid:

                                                      Pension         SERP
Plan Year                                             Benefits      Benefits
                                                    ------------  ------------
                                                          (in thousands)

2005                                                $         95  $        125
2006                                                         107           121
2007                                                         108           116
2008                                                         116           111
2009                                                         123           105
Thereafter                                                   758           434


Other Employee Benefit Plans

         The Company maintains a 401(k) profit sharing plan for all employees meeting age and service requirements. The Company contributions are based upon the percentage of budgeted net income earned during the year for 2004 and upon the rate of return on stockholders' equity as of January 1st of each year for 2003 and 2002. The expense recognized was $731,000, $732,000 and $620,000 in
2004, 2003 and 2002.

         Effective January 1, 2004, the Company adopted the Lake City Bank Deferred Compensation Plan. The purpose of the deferred compensation plan is to extend full 401(k) type retirement benefits to certain individuals without regard to statutory limitations under tax qualified plans. The expense recognized was $10,000 for 2004. The plan is funded solely by participant contributions and does not receive a company match.

         Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $2.4 million as of December 31, 2004. On December 31, 2004, no amounts were accrued on these contingent obligations.

NOTE 13 - OTHER EXPENSE

         Other expense for the years ended December 31, was as follows:

                                          2004          2003          2002
                                      ------------  ------------  ------------
                                                   (in thousands)

Corporate and business development    $      1,036  $      1,003  $        985
Advertising                                    694           706           681
Office supplies                                594           591           513
Telephone and postage                        1,126         1,137         1,312
Regulatory fees and FDIC insurance             261           242           236
Professional fees                            1,337         1,275           995
Amortization of other intangible
 assets                                        215           154           149
Courier & delivery                             578           548           521
Miscellaneous                                2,601         3,020         3,022
                                      ------------  ------------  ------------
  Total other expense  . . . . . . . .$      8,442  $      8,676  $      8,414
                                      ============  ============  ============

NOTE 14 - INCOME TAXES

         Income tax expense for the years ended December 31, consisted of the following:

                                          2004          2003          2002
                                      ------------  ------------  ------------
                                                   (in thousands)
Current federal                       $      5,446  $      5,121  $      6,936
Deferred federal                               720           816        (1,134)
Current state                                1,013           773           909
Deferred state                                 123           118          (191)
                                      ------------  ------------  ------------
  Total income tax expense . . . . . .$      7,302  $      6,828  $      6,520
                                      ============  ============  ============

         Income tax expense included $0, $203,000 and $20,000 applicable to security transactions for 2004, 2003 and 2002. The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 35% for 2004, 2003 and 2002 to income before income taxes were as follows:

                                                                                              2004          2003          2002
                                                                                          ------------  ------------  ------------
                                                                                                       (in thousands)
Income taxes at statutory federal rate                                                    $      7,647  $      7,243  $      6,610
Increase (decrease) in taxes resulting from:
  Tax exempt income                                                                               (914)         (813)         (621)
  Nondeductible expense                                                                            186           176           136
  State income tax, net of federal tax effect                                                      738           579           467
  Net operating loss, Gateway                                                                      (30)          (30)          (30)
  Tax credits                                                                                     (104)          (73)          (48)
  Bank owned life insurance                                                                       (221)         (242)          (24)
  Other                                                                                              0           (12)           30
                                                                                          ------------  ------------  ------------
    Total income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$      7,302  $      6,828  $      6,520
                                                                                          ============  ============  ============


         The net deferred tax asset recorded in the consolidated balance sheets at December 31, consisted of the following:

                                                                                       2004                        2003
                                                                            --------------------------  --------------------------
                                                                              Federal        State        Federal        State
                                                                            ------------  ------------  ------------  ------------
                                                                                                (in thousands)
Deferred tax assets

  Bad debts                                                                 $      3,764  $        766  $      3,582  $        801
  Pension and deferred compensation liability                                        209            47           373            88
  Net operating loss carryforward                                                    178             0           208             0
  Deferred loan fees                                                                  10             2             0             0
  Other                                                                              170            30           154            33
                                                                            ------------  ------------  ------------  ------------
                                                                                   4,331           845         4,317           922
Deferred tax liabilities
  Accretion                                                                           38             9            28             6
  Depreciation                                                                     1,024           163           660            77
  Loan servicing rights                                                              598           137           561           125
  State taxes                                                                        131             0           215             0
  Leases                                                                             122            27           186            42
  Deferred loan fees                                                                   0             0            12             3
  Intangible assets                                                                  326            73           181            41
  FHLB stock dividends                                                               115            26            47            12
  Prepaid expenses                                                                   152            35             0             0
                                                                            ------------  ------------  ------------  ------------
                                                                                   2,506           470         1,890           306
Valuation allowance                                                                    0             0             0             0
                                                                            ------------  ------------  ------------  ------------
Net deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . .$      1,825  $        375  $      2,427  $        616
                                                                            ============  ============  ============  ============

         In addition to the net deferred tax assets included above, the deferred income tax asset (liability) allocated to the unrealized net loss on securities available for sale included in equity was $41,000 and $91,000 for 2004 and 2003. The deferred income tax asset allocated to the minimum pension liability included in equity was $738,000 and $761,000 for 2004 and 2003.

NOTE 15 - RELATED PARTY TRANSACTIONS

         Loans to principal officers, directors, and their affiliates as of December 31, 2004 and 2003 were as follows:

                                                        2004          2003
                                                    ------------  ------------
                                                          (in thousands)
Beginning balance                                   $     47,088  $     39,931
New loans and advances                                    91,627        70,919
Effect of changes in related parties                          61         5,135
Repayments                                               (88,351)      (68,897)
                                                    ------------   -----------
Ending balance . . . . . . . . . . . . . . . . . . .$     50,425   $    47,088
                                                    ============   ===========

         Deposits from principal officers, directors, and their affiliates at year-end 2004 and 2003 were $2.5 million and $2.0 million. In addition, the amount owed directors for fees under the deferred directors' plan as of December 31, 2004 and 2003 was $813,000 and $994,000. The related expense for the deferred directors' plan as of December 31, 2004, 2003 and 2002 was $184,000, $235,000 and $487,000.

NOTE 16 - STOCK OPTIONS

         The stock option plan requires that the exercise price for options be the market price on the date the options are granted. The maximum option term is ten years and the options vest over 5 years. A summary of the activity in the plan follows:

                                                           2004                        2003                        2002
                                                --------------------------  --------------------------  --------------------------
                                                 Weighted-                   Weighted-                   Weighted-
                                                  Average       Exercise      Average       Exercise      Average       Exercise
                                                   Shares        Price         Shares        Price         Shares        Price
                                                ------------  ------------  ------------  ------------  ------------  ------------
Outstanding at beginning of the year                 521,475  $      19.12       495,545  $      17.26       550,345  $      17.27
Granted                                                    0          0.00        64,790         34.21         2,000         23.88
Exercised                                             81,110         21.09        20,760         23.33             0          0.00
Forfeited                                              6,050         19.68        18,100         17.51        56,800         17.53
                                                ------------                ------------                ------------
Outstanding at end of the year . . . . . . . . .     434,315  $      18.75       521,475  $      19.12       495,545  $      17.26
                                                ============                ============                ============

Options exercisable at end of the year                96,300  $      22.02       107,575  $      23.15         3,600  $      18.35
Weighted-average fair value of options
 granted during the year                                      $       0.00                $      11.06                $      10.99

         Options outstanding at year-end 2004 were as follows:

                                                                                                               Exercisable
                                                                            Outstanding                 --------------------------
                                                                             Weighted-
                                                                              Average       Weighted-                   Weighted-
                                                                             Remaining      Average                     Average
                                                                            Contractual     Exercise                    Exercise
                                                                 Number         Life         Price         Number        Price
                                                              ------------  ------------  ------------  ------------  ------------
Range of exercise prices
$11.20-$14.00                                                      186,925           5.8  $      13.57             0  $       0.00
$14.01-$16.80                                                       87,600           5.4         15.07             0          0.00
$16.81-$22.40                                                       42,150           4.1         19.26        42,150         19.26
$22.41-$25.20                                                       50,500           3.4         23.82        49,500         23.82
$25.21-$28.00                                                        5,650           3.7         27.74         4,650         27.90
$28.01-$35.00                                                       61,490           8.9         34.37             0          0.00
                                                              ------------                              ------------
Outstanding at year-end  . . . . . . . . . . . . . . . . . . .     434,315           5.7         18.75        96,300         22.02
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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and Bank meet all capital adequacy requirements to which they are subject.

         As of December 31, 2004, the most recent notification from the federal regulators categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or Bank's category.

                                                                                                            Minium Required to
                                                                                Minimum Required            Be Well Capitalized
                                                                                   For Capital            Under Prompt Corrective
                                                          Actual                Adequacy Purposes           Action Regulations
                                                --------------------------  --------------------------  --------------------------
                                                   Amount        Ratio         Amount        Ratio         Amount         Ratio
                                                ------------  ------------  ------------  ------------  ------------  ------------
                                                                              (dollars in thousands)
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
  Consolidated                                  $    136,315         12.28% $     88,781          8.00% $    110,977         10.00%
  Bank                                          $    134,083         12.11% $     88,569          8.00% $    110,712         10.00%
Tier I Capital (to Risk Weighted Assets)
  Consolidated                                  $    125,561         11.31% $     44,391          4.00% $     66,586          6.00%
  Bank                                          $    123,329         11.14% $     44,285          4.00% $     66,427          6.00%
Tier I Capital (to Average Assets)
  Consolidated                                  $    125,561          9.07% $     55,391          4.00% $     69,239          5.00%
  Bank                                          $    123,329          8.92% $     55,289          4.00% $     69,112          5.00%

As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
  Consolidated                                  $    124,941         12.83% $     77,919          8.00% $     97,399         10.00%
  Bank                                          $    122,909         12.65% $     77,709          8.00% $     97,136         10.00%
Tier I Capital (to Risk Weighted Assets)
  Consolidated                                  $    114,707         11.78% $     38,959          4.00% $     58,439          6.00%
  Bank                                          $    112,675         11.60% $     38,855          4.00% $     58,282          6.00%
Tier I Capital (to Average Assets)
  Consolidated                                  $    114,707          9.15% $     50,131          4.00% $     62,664          5.00%
  Bank                                          $    112,675          9.00% $     50,064          4.00% $     62,580          5.00%

         Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year to date combined with its retained net income for the previous two years. Indiana law defines "retained net income" to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2004, approximately $23.2 million was available to be paid as dividends to the Company by the Bank.

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2004. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 18 - FAIR VALUES OF FINANCIAL INSTRUMENTS

         The following table contains the estimated fair values and the related carrying values of the Company's financial instruments at December 31, 2004 and 2003. Items which are not financial instruments are not included.

                                                                                       2004                        2003
                                                                            --------------------------  --------------------------
                                                                              Carrying     Estimated      Carrying     Estimated
                                                                               Value       Fair Value      Value       Fair Value
                                                                            ------------  ------------  ------------  ------------
                                                                                                (in thousands)
Financial Assets:
 Cash and cash equivalents                                                  $    103,858  $    103,858  $     57,441  $     57,441
 Securities available for sale                                                   286,582       286,582       281,367       281,367
 Real estate mortgages held for sale                                               2,991         3,018         3,431         3,431
 Loans, net                                                                      992,465       993,496       860,648       864,493
 Federal Home Loan Bank stock                                                      4,442         4,442         4,252         4,252
 Accrued interest receivable                                                       5,752         5,752         4,997         4,997
Financial Liabilities:
 Certificates of deposit                                                        (434,318)     (435,233)     (300,503)     (305,003)
 All other deposits                                                             (681,081)     (681,081)     (625,888)     (625,888)
 Securities sold under agreements to repurchase                                  (88,057)      (88,057)     (102,601)     (102,601)
 Other short-term borrowings                                                     (97,593)      (97,593)      (82,160)      (82,184)
 Long-term borrowings                                                            (10,046)       (9,999)      (30,047)      (30,304)
 Subordinated debentures                                                         (30,928)      (29,336)      (30,928)      (30,974)
 Accrued interest payable                                                         (3,546)       (3,546)       (2,376)       (2,376)

         For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2004 and 2003. The estimated fair value for cash and cash equivalents, accrued interest and Federal Home Loan Bank stock is considered to approximate cost. Real estate mortgages held for sale are based upon the actual contracted price for those loans sold but not yet delivered, or the current Federal Home Loan Mortgage Corporation price for normal delivery of mortgages with similar coupons and maturities at year-end. The estimated fair value of loans is based on estimates of the rate the Company would charge for similar loans at December 31, 2004 and 2003, applied for the time period until estimated repayment. The estimated fair value for demand and savings deposits is based on their carrying value. The estimated fair value for certificates of deposit and borrowings is based on estimates of the rate the Company would pay on such deposits or borrowings at December 31, 2004 and 2003, applied for the time period until maturity. The estimated fair value of variable rate short-term borrowed funds is considered to approximate carrying value. The estimated fair value of other financial instruments and off-balance sheet loan commitments approximate cost and are not considered significant to this presentation.

         While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 2004 and 2003, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2004 and 2003 should not necessarily be considered to apply at subsequent dates.

NOTE 19 - COMMITMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

         During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of December 31, 2004 and 2003, were as follows:

                                                                                       2004                        2003
                                                                            --------------------------  --------------------------
                                                                                Fixed       Variable        Fixed       Variable
                                                                                Rate          Rate          Rate          Rate
                                                                            ------------  ------------  ------------  ------------
                                                                                                (in thousands)
Commercial loan lines of credit                                             $     47,139  $    320,711  $      4,308  $    222,755
Commercial loan letters of credit                                                      0        10,441             0        11,424
Real estate mortgage loans                                                         4,371         1,214         5,405         1,392
Real estate construction mortgage loans                                            2,123         1,554           535         2,605
Credit card open-ended revolving lines                                            11,136         2,014         8,560         1,582
Home equity mortgage open-ended revolving lines                                        0        80,546             0        68,030
Consumer loan open-ended revolving lines                                               0         4,380             0         3,901
                                                                            ------------  ------------  ------------  ------------
  Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     64,769  $    420,860  $     18,808  $    311,689
                                                                            ============  ============  ============  ============

         The index on variable rate commercial loan commitments is principally the Company's base rate, which is the national prime rate. Interest rate ranges on commitments and open-ended revolving lines of credit for December 31, 2004 and 2003, were as follows:

                                                                                       2004                        2003
                                                                            --------------------------  --------------------------
                                                                                Fixed       Variable        Fixed       Variable
                                                                                Rate          Rate          Rate          Rate
                                                                            ------------  ------------  ------------  ------------

Commercial loan                                                               2.00-10.75%    3.00-9.50%   2.00-10.75%    2.67-9.00%
Real estate mortgage loan                                                      4.75-6.13%    5.00-6.25%    4.88-7.25%    5.00-7.00%
Credit card                                                                  14.95-17.95%   8.25-10.25%  14.95-17.95%         7.00%
Consumer loan open-ended revolving line                                             0.00%   5.25-15.00%         0.00%   2.99-15.00%

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

NOTE 20 - PARENT COMPANY STATEMENTS

         The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income, and assets. Presented below are parent only financial statements:

                                                     CONDENSED BALANCE SHEETS
                                                                                                               December 31,
                                                                                                        --------------------------
                                                                                                            2004          2003
                                                                                                        ------------  ------------
                                                                                                              (in thousands)
ASSETS
Deposits with Lake City Bank                                                                            $        924  $        861
Investments in banking subsidiary                                                                            129,532       117,990
Investments in Lakeland Statutory Trust II                                                                       928           928
Other assets                                                                                                   2,649         2,394
                                                                                                        ------------  ------------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$    134,033  $    122,173
                                                                                                        ============  ============

LIABILITIES
Dividends payable and other liabilities                                                                 $      1,340  $      1,223
Subordinated debt                                                                                             30,928        30,928

STOCKHOLDERS' EQUITY                                                                                         101,765        90,022
                                                                                                        ------------  ------------
  Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$    134,033  $    122,173
                                                                                                        ============  ============

                                                  CONDENSED STATEMENTS OF INCOME
                                                                                                  Years Ended December 31,
                                                                                          ----------------------------------------
                                                                                              2004          2003          2002
                                                                                          ------------  ------------  ------------
                                                                                                       (in thousands)
Dividends from Lake City Bank, Lakeland Statutory Trust II
 and Lakeland Capital Trust                                                               $      4,080  $      3,980  $      5,730
Interest on deposits and repurchase agreements, Lake City Bank                                       0             1             4
Equity in undistributed income of subsidiaries                                                  11,527        11,648         8,129
Interest expense on subordinated debt                                                            1,437         1,725         1,856
Miscellaneous expense                                                                              357         1,264           620
                                                                                          ------------  ------------  ------------
INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,813        12,640        11,387
  Income tax benefit                                                                               732         1,225           979
                                                                                          ------------  ------------  ------------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     14,545  $     13,865  $     12,366
                                                                                          ============  ============  ============

                                                CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                  Years ended December 31,
                                                                                          ----------------------------------------
                                                                                              2004          2003          2002
                                                                                          ------------  ------------  ------------
                                                                                                       (in thousands)
Cash flows from operating activities:
  Net income                                                                              $     14,545  $     13,865  $     12,366
  Adjustments to net cash from operating activities
    Equity in undistributed income of subsidiaries                                             (11,527)      (11,648)       (8,129)
    Other changes                                                                                  305           510          (101)
                                                                                          ------------  ------------  ------------
      Net cash from operating activities . . . . . . . . . . . . . . . . . . . . . . . . .       3,323         2,727         4,136
Cash flows from investing activities                                                                 0        (9,779)            0
Cash flows from financing activities                                                            (3,260)        6,470        (4,006)
                                                                                          ------------  ------------  ------------
Net increase in cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .          63          (582)          130
Cash and cash equivalents at beginning of the year                                                 861         1,443         1,313
                                                                                          ------------  ------------  ------------
Cash and cash equivalents at end of the year . . . . . . . . . . . . . . . . . . . . . . .$        924  $        861  $      1,443
                                                                                          ============  ============  ============

NOTE 21 - EARNINGS PER SHARE

         Following are the factors used in the earnings per share computations:

                                                                                              2004          2003          2002
                                                                                          ------------  ------------  ------------
Basic earnings per common share
  Net income                                                                              $ 14,545,000  $ 13,865,000  $ 12,366,000

  Weighted-average common shares outstanding                                                 5,867,705     5,819,916     5,813,984
                                                                                          ------------  ------------  ------------

  Basic earnings per common share                                                         $       2.48  $       2.38  $       2.13
                                                                                          ============  ============  ============

Diluted earnings per common share
  Net income                                                                              $ 14,545,000  $ 13,865,000  $ 12,366,000

  Weighted-average common shares outstanding for
    basic earnings per common share                                                          5,867,705     5,819,916     5,813,984

  Add: Dilutive effect of assumed exercises of stock options                                   196,372       181,533       144,402
                                                                                          ------------  ------------  ------------

  Average shares and dilutive potential common shares                                        6,064,077     6,001,449     5,958,386
                                                                                          ------------  ------------  ------------

  Diluted earnings per common share                                                       $       2.40  $       2.31  $       2.08
                                                                                          ============  ============  ============

         Stock options for 61,490 and 63,790 shares of common stock were not considered in computing diluted earnings per common share for 2004 and 2003 because they were antidilutive.

NOTE 22 - SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

2004                                                                            4th           3rd           2nd           1st
                                                                              Quarter       Quarter       Quarter       Quarter
                                                                            ------------  ------------  ------------  ------------
Interest income                                                             $     16,364  $     15,103  $     14,236  $     14,302
Interest expense                                                                   4,815         4,194         3,857         3,967
                                                                            ------------  ------------  ------------  ------------
Net interest income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     11,549  $     10,909  $     10,379  $     10,335

Provision for loan losses                                                            575           150           246           252
                                                                            ------------  ------------  ------------  ------------
Net interest income after provision                                         $     10,974  $     10,759  $     10,133  $     10,083

Noninterest income                                                                 4,044         4,436         4,045         4,033
Noninterest expense                                                                9,356         9,201         9,195         8,908
Income tax expense                                                                 1,914         2,043         1,639         1,706
                                                                            ------------  ------------  ------------  ------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$      3,748  $      3,951  $      3,344  $      3,502
                                                                            ============  ============  ============  ============

Basic earnings per common share                                             $       0.64  $       0.67  $       0.57  $       0.60
                                                                            ============  ============  ============  ============
Diluted earnings per common share                                           $       0.62  $       0.65  $       0.55  $       0.58
                                                                            ============  ============  ============  ============


2003                                                                            4th           3rd           2nd           1st
                                                                              Quarter       Quarter       Quarter       Quarter
                                                                            ------------  ------------  ------------  ------------
Interest income                                                             $     14,513  $     14,833  $     15,537  $     15,453
Interest expense                                                                   4,013         4,429         4,793         4,902
                                                                            ------------  ------------  ------------  ------------
Net interest income . . . . . . . . . . . . . . . . . . . . . . . .. . . . .$     10,500  $     10,404  $     10,744  $     10,551

Provision for loan losses                                                            490           380           717           667
                                                                            ------------  ------------  ------------  ------------
Net interest income after provision                                         $     10,010  $     10,024  $     10,027  $      9,884

Noninterest income                                                                 4,621         4,481         4,939         4,386
Noninterest expense                                                               10,345         9,095         9,268         8,971
Income tax expense                                                                 1,276         1,819         1,949         1,784
                                                                            ------------  ------------  ------------  ------------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$      3,010  $      3,591  $      3,749  $      3,515
                                                                            ============  ============  ============  ============

Basic earnings per common share                                             $       0.52  $       0.62  $       0.64  $       0.60
                                                                            ============  ============  ============  ============
Diluted earnings per common share                                           $       0.49  $       0.60  $       0.63  $       0.59
                                                                            ============  ============  ============  ============

 NOTE 23 - TRUST ACQUISITION

         On December 1, 2003, the Company acquired the Fort Wayne, Indiana office of Indiana Capital Management Bank & Trust. The Company paid $600,000 to settle the net assets acquired. The assets of the trust business are held by the Lake City Bank trust department. Summary information regarding the effect of the sale on the balance sheet is presented below. In addition, the Company received $60.0 million in trust assets that are not included in these financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

Stockholders and Board of Directors
Lakeland Financial Corporation
Warsaw, Indiana

         We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation ("Company") and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Financial Corporation and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.




                                                  Crowe Chizek and Company LLC
South Bend, Indiana
February 10, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9a. CONTROLS AND PROCEDURES

a) An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a -15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2004. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls

c) The Sarbanes-Oxley Act of 2002 (the "Act") imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act, beginning with this annual report, is for management to report on the Company's internal controls over financial reporting and for our independent registered public accounting firm to attest to this report. In late November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45-day extension for the filing of these reports and attestations by eligible companies. We elected to utilize this 45-day extension; therefore, this Form 10-K does not include these reports. These reports will be included in an amended Form 10-K expected to be filed in April 2005. During 2004, we spent considerable time and resources analyzing, documenting and testing our system of internal controls. Currently, we are not aware of any material weaknesses in our internal controls over financial reporting and related disclosures.

ITEM 9b. OTHER INFORMATION

         Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information appearing in the definitive Proxy Statement, dated as of March 11, 2005, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

         The information appearing in the definitive Proxy Statement, dated as of March 11, 2005, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHARELHOLDER MATTERS

         The information appearing in the definitive Proxy Statement, dated as of March 11, 2005, is incorporated herein by reference in response to this item.

Equity Compensation Plan Information

         The table below sets forth the following information as of December 31, 2004 for (i) all compensation plans previously approved by the Company's shareholders and (ii) all compensation plans not previously approved by the Company's shareholders:

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

Equity compensation plans approved
by security holders...............                434,315                          18.75                         63,815
----------------------------------------------------------------------------------------------------------------------------------

Equity compensation plans not
approved by security holders......                      0                           0.00                              0

----------------------------------------------------------------------------------------------------------------------------------
Total.............................                434,315                          18.75                         63,815

==================================================================================================================================

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing in the definitive Proxy Statement, dated as of March 11, 2005, is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information appearing in the definitive proxy statement, dated as of March 11, 2005, is incorporated herein by reference in response to this item.



                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

         3.2                    Bylaws of Lakeland                                          Exhibit 3(ii) to the Company's
                                Financial Corporation                                       Form 10-Q for the quarter
                                                                                            ended June 30, 1996

         4.1                    Form of Common Stock Certificate                            Exhibit 4.1 to the Company's
                                                                                            Form 10-K for the fiscal year ended
                                                                                            December 31, 2003

        10.1                    Lakeland Financial                                          Exhibit 4.3 to the Company's
                                Corporation 1997 Share                                      Form S-8 filed with the
                                Incentive Plan                                              Commission on April 15, 1998

        10.3                    Form of Indenture for Trust Preferred                       Exhibit 4.1 to the Company's
                                Issuance                                                    Form 10-K for the fiscal year ended
                                                                                            December 31, 2003

        10.4                    Lakeland Financial Corporation 401(k) Plan                  Exhibit 10.1 to the Company's Form S-8
                                                                                            filed with the Commission on October
                                                                                            23, 2000

        10.5                    Amended and Restated Lakeland Financial                     Exhibit 10.5 to the Company's Form 10-K
                                Corporation Director's Fee Deferral Plan                    for the fiscal year ended December 31,
                                                                                            2002

        10.6                    Form of Change of Control Agreement                         Exhibit 10.5 to the Company's Form 10-K
                                entered into with David M. Findlay and                      for the fiscal year ended December 31,
                                Kevin L. Deardorff                                          2001

        10.7                    Form of Change in Control Agreement                         Exhibit 10.3 to the Company's Form 10-K
                                entered into with Michael L. Kubacki,                       for the fiscal year ended December 31,
                                Charles D. Smith and Robert L. Condon                       2000

        10.8                    Employee Deferred Compensation Plan and                     Attached hereto
                                Form of Agreement

        10.9                    Schedule of Board Fees                                      Attached hereto

        10.10                   Form of Option Grant Agreement                              Attached hereto

        10.11                   Executive Incentive Bonus Plan                              Attached hereto

        21.0                    Subsidiaries                                                Attached hereto

        23.1                    Consent of Independent Registered Public                    Attached hereto
                                Accounting Firm

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

        32.2                    Certification of Chief Financial Officer                    Attached hereto
                                Pursuant to 18 U.S.C. Section 1350, as
                                adopted Pursuant to Section 906 of the
                                Sarbanes-Oxley Act of 2002

                                  SIGNATURES


         Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LAKELAND FINANCIAL CORPORATION



Date: February 23, 2005                     By    /s/ Michael L. Kubacki
                                                  Michael L. Kubacki, Chairman

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                    Title                      Date

/s/ Michael L. Kubacki
Michael L. Kubacki           Principal Executive Officer     February 23, 2005
                             and Director


/s/ David M. Findlay
David M. Findlay             Principal Financial Officer     February 23, 2005


/s/ Teresa A. Bartman
Teresa A. Bartman            Principal Accounting Officer    February 23, 2005



Robert E. Bartels, Jr        Director                        February 23, 2005


/s/ L. Craig Fulmer
L. Craig Fulmer              Director                        February 23, 2005


/s/ Allan J. Ludwig
Allan J. Ludwig              Director                        February 23, 2005


/s/ Charles E. Niemier
Charles E. Niemier           Director                        February 23, 2005



Emily E. Pichon              Director                        February 23, 2005


/s/ Richard L. Pletcher
Richard L. Pletcher          Director                        February 23, 2005

                                      S1

/s/ Steven D. Ross
Steven D. Ross               Director                        February 23, 2005


/s/ Donald B. Steininger
Donald B. Steininger         Director                        February 23, 2005


/s/ Terry L. Tucker
Terry L. Tucker              Director                        February 23, 2005



M. Scott Welch               Director                        February 23, 2005

                                      S2

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