Form 10-K/A
period 2004-12-31
LAKELAND FINANCIAL CORP
filed 2005-04-14
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                               EXPLANATORY NOTE

         In reliance upon the Order of the Securities and Exchange Commission issued under Section 36 of the Securities Exchange Act of 1934 (Release No. 50754, November 30, 2004), Lakeland Financial Corporation (the "Company") omitted from Item 9A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "Original Report") both the annual report of its management on internal control over financial reporting, as required by Item 308(a) of Regulation S-K, as well as the related attestation report of a registered public accounting firm, as required by Item 308(b) of Regulation S-K. The Company is filing this Amendment No. 1 to Annual Report on Form 10-K (the "Amendment") to provide the information that was omitted from Item 9A of the Original Report. No other information is being amended by the Amendment and the Company has not updated disclosures in this Amendment to reflect any event subsequent to the Company's filing of the Original Report.

ITEM 9a. CONTROLS AND PROCEDURES

a) An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2004. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.

The Company's independent registered public accounting firm has issued their report on management's assessment of the Company's internal control over financial reporting. That report follows under the heading, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

c) There have been no changes in the Company's internal controls during the previous fiscal quarter, ended December 31, 2004 that have materially affected , or is reasonably likely to materially affect the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors
Lakeland Financial Corporation
Warsaw, Indiana

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Lakeland Financial Corporation (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that
(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Lakeland Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Lakeland Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lakeland Financial Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 10, 2005 expressed an unqualified opinion on those consolidated financial statements.




                                                  Crowe Chizek and Company LLC
South Bend, Indiana
March 24, 2005


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

        10.8                       Employee Deferred Compensation Plan and                 Exhibit 10.8 to the Company's Form 10-K
                                   Form of Agreement                                       for the fiscal year ended
                                                                                           December 31, 2004

        10.9                       Schedule of Board Fees                                  Exhibit 10.9 to the Company's Form 10-K
                                                                                           for the fiscal year ended
                                                                                           December 31, 2004

       10.10                       Form of Option Grant Agreement                          Exhibit 10.10 to the Company's Form
                                                                                           10-K for the fiscal year ended
                                                                                           December 31, 2004

       10.11                       Executive Incentive Bonus Plan                          Exhibit 10.11 to the Company's Form
                                                                                           10-K for the fiscal year ended
                                                                                           December 31, 2004

        21.0                       Subsidiaries                                            Exhibit 10.11 to the Company's Form
                                                                                           10-K for the fiscal year ended
                                                                                           December 31, 2004

        23.1                       Consent of Independent Registered Public                Attached hereto
                                   Accounting Firm

        31.1                       Certification of Chief Executive Officer                Attached hereto
                                   Pursuant to Rule 13a-15(e)/15d-15(e) and
                                   13a-15(f)/15d-15(f)

        31.2                       Certification of Chief Financial Officer                Attached hereto
                                   Pursuant to Rule 13a-15(e)/15d-15(e) and
                                   13a-15(f)/15d-15(f)

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

                        LAKELAND FINANCIAL CORPORATION



Date: April 12, 2005                         By   /s/ Michael L. Kubacki
                                                  Michael L. Kubacki, Chairman

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                      Title                      Date

/s/ Michael L. Kubacki
Michael L. Kubacki             Principal Executive Officer      April 12, 2005
                               and Director

/s/ David M. Findlay
David M. Findlay               Principal Financial Officer      April 12, 2005


/s/ Teresa A. Bartman
Teresa A. Bartman              Principal Accounting Officer     April 12, 2005


/s/ Robert E. Bartels, Jr
Robert E. Bartels, Jr          Director                         April 12, 2005


/s/ L. Craig Fulmer
L. Craig Fulmer                Director                         April 12, 2005


/s/ Allan J. Ludwig
Allan J. Ludwig                Director                         April 12, 2005


/s/ Charles E. Niemier
Charles E. Niemier             Director                         April 12, 2005


/s/ Emily E. Pichon
Emily E. Pichon                Director                         April 12, 2005


/s/ Richard L. Pletcher
Richard L. Pletcher            Director                         April 12, 2005


                                      S1

/s/ Steven D. Ross
Steven D. Ross                 Director                         April 12, 2005


/s/ Donald B. Steininger
Donald B. Steininger           Director                         April 12, 2005


/s/ Terry L. Tucker
Terry L. Tucker                Director                         April 12, 2005



M. Scott Welch                 Director                         April 12, 2005

                                      S2