Form 10-Q
period 2005-03-31
LAKELAND FINANCIAL CORP
filed 2005-05-04
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

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
                                YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                      Outstanding at April 30, 2005
Common Stock, No Par Value                     5,913,918

                        LAKELAND FINANCIAL CORPORATION

                          Form 10-Q Quarterly Report

                               Table of Contents


                                    PART I.

                                                           Page Number

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . .  1
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . 12
Item 3.  Quantitative and Qualitative Disclosures About Market Risk 23
Item 4.  Controls and Procedures  . . . . . . . . . . . . . . . . . 23

                                   PART II.

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 26
Item 2.  Unregistered Sales of Equity Securities
         and Use of Proceeds. . . . . . . . . . . . . . . . . . . . 26
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . 26
Item 4.  Submission of Matters to a Vote of Security Holders  . . . 26
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . 26
Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . 27

Form 10-Q Signature Page  . . . . . . . . . . . . . . . . . . . . . 28


                                                      Part 1
                                          LAKELAND FINANCIAL CORPORATION
                                           ITEM 1 - FINANCIAL STATEMENTS


                                          LAKELAND FINANCIAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                    As of March 31, 2005 and December 31, 2004
                                                  (in thousands)

                                                   (Page 1 of 2)

                                                                                      March 31,    December 31,
                                                                                        2005           2004
                                                                                    ------------   ------------
                                                                                     (Unaudited)
ASSETS
Cash and due from banks                                                             $     52,419   $     81,144
Short-term investments                                                                     5,665         22,714
                                                                                    ------------   ------------
     Total cash and cash equivalents                                                      58,084        103,858

Securities available-for-sale (carried at fair value)                                    285,162        286,582

Real estate mortgages held-for-sale                                                        2,726          2,991

Loans, net of allowance for loan losses of $11,115 and $10,754                         1,011,069        992,465

Land, premises and equipment, net                                                         24,951         25,057
Bank owned life insurance                                                                 17,156         16,896
Accrued income receivable                                                                  6,044          5,765
Goodwill                                                                                   4,970          4,970
Other intangible assets                                                                    1,193          1,245
Other assets                                                                              14,677         13,293
                                                                                    ------------   ------------
     Total assets                                                                   $  1,426,032   $  1,453,122
                                                                                    ============   ============

                                                    (Continued)



                                          LAKELAND FINANCIAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                    As of March 31, 2005 and December 31, 2004
                                (in thousands except for share and per share data)

                                                   (Page 2 of 2)
                                                                                      March 31,    December 31,
                                                                                        2005           2004
                                                                                    ------------   ------------
                                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Noninterest bearing deposits                                                        $    228,391   $    237,261
Interest bearing deposits                                                                904,155        878,138
                                                                                    ------------   ------------
     Total deposits                                                                    1,132,546      1,115,399

Short-term borrowings:
  Federal funds purchased                                                                 12,500         20,000
  Securities sold under agreements
    to repurchase                                                                         89,959         88,057
  U.S. Treasury demand notes                                                               1,262          2,593
  Other borrowings                                                                        35,000         75,000
                                                                                    ------------   ------------
     Total short-term borrowings                                                         138,721        185,650

Accrued expenses payable                                                                   8,505          7,445
Other liabilities                                                                          2,015          1,889
Long-term borrowings                                                                      10,046         10,046
Subordinated debentures                                                                   30,928         30,928
                                                                                    ------------   ------------
     Total liabilities                                                                 1,322,761      1,351,357

STOCKHOLDERS' EQUITY
Common stock: No par value, 90,000,000 shares authorized,
  5,950,554 shares issued and 5,914,149 outstanding as of
  March 31, 2005, and 5,915,854 shares issued and 5,881,283
  outstanding at December 31, 2004                                                         1,453          1,453
Additional paid-in capital                                                                13,316         12,463
Retained earnings                                                                         92,675         89,864
Accumulated other comprehensive loss                                                      (3,353)        (1,267)
Treasury stock, at cost                                                                     (820)          (748)
                                                                                    ------------   ------------
     Total stockholders' equity                                                          103,271        101,765
                                                                                    ------------   ------------

     Total liabilities and stockholders' equity                                     $  1,426,032   $  1,453,122
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                          LAKELAND FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                For the Three Months Ended March 31, 2005 and 2004
                                (in thousands except for share and per share data)

                                                    (Unaudited)

                                                   (Page 1 of 2)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    ---------------------------
                                                                                        2005           2004
                                                                                    ------------   ------------
NET INTEREST INCOME
----------------------------
Interest and fees on loans:
  Taxable                                                                           $     14,513   $     11,443
  Tax exempt                                                                                  45             68
Interest and dividends on securities:
  Taxable                                                                                  2,272          2,179
  Tax exempt                                                                                 587            584
Short-term investments                                                                        56             28
                                                                                    ------------   ------------
   Total interest income                                                                  17,473         14,302

Interest on deposits                                                                       4,448          3,031
Interest on short-term borrowings                                                            680            346
Interest on long-term borrowings                                                             494            590
                                                                                    ------------   ------------
   Total interest expense                                                                  5,622          3,967
                                                                                    ------------   ------------
NET INTEREST INCOME                                                                       11,851         10,335
-------------------
Provision for loan losses                                                                    458            252
                                                                                    ------------   ------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                                                 11,393         10,083
-------------------------                                                           ------------   ------------
NONINTEREST INCOME
------------------
Trust and brokerage income                                                                   728            739
Service charges on deposit accounts                                                        1,549          1,657
Loan, insurance and service fees                                                             415            487
Merchant card fee income                                                                     536            500
Other income                                                                                 647            330
Net gains on sale of real estate mortgages
 held for sale                                                                               244            320
                                                                                    ------------   ------------
   Total noninterest income                                                                4,119          4,033

NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                                                             5,146          4,925
Net occupancy expense                                                                        656            578
Equipment costs                                                                              517            439
Data processing fees and supplies                                                            558            595
Credit card interchange                                                                      328            290
Other expense                                                                              2,158          2,081
                                                                                    ------------   ------------
   Total noninterest expense                                                               9,363          8,908


                                                    (Continued)

                                          LAKELAND FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                For the Three Months Ended March 31, 2005 and 2004
                                (in thousands except for share and per share data)

                                                    (Unaudited)

                                                   (Page 2 of 2)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    ---------------------------
                                                                                        2005           2004
                                                                                    ------------   ------------
INCOME BEFORE INCOME TAX EXPENSE                                                           6,149          5,208
--------------------------------
Income tax expense                                                                         2,094          1,706
                                                                                    ------------   ------------
NET INCOME                                                                          $      4,055   $      3,502
----------                                                                          ============   ============
Other comprehensive income/(loss), net of tax:
  Unrealized gain/(loss) on available-
    for-sale securities                                                                   (2,086)         1,451
                                                                                    ------------   ------------

TOTAL COMPREHENSIVE INCOME                                                          $      1,969   $      4,953
                                                                                    ============   ============

AVERAGE COMMON SHARES OUTSTANDING FOR BASIC EPS                                        5,936,370      5,842,946

BASIC EARNINGS PER COMMON SHARE                                                     $       0.68   $       0.60
-------------------------------                                                     ============   ============
AVERAGE COMMON SHARES OUTSTANDING FOR DILUTED EPS                                      6,132,482      6,052,537

DILUTED EARNINGS PER SHARE                                                          $       0.66   $       0.58
--------------------------                                                          ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                          LAKELAND FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the Three Months Ended March 31, 2005 and 2004
                                                  (in thousands)

                                                    (Unaudited)

                                                   (Page 1 of 2)
                                                                                        2005           2004
                                                                                    ------------   ------------
Cash flows from operating activities:
  Net income                                                                        $      4,055   $      3,502
                                                                                    ------------   ------------
Adjustments to reconcile net income to net cash
  from operating activities:

  Depreciation                                                                               494            460
  Provision for loan losses                                                                  458            252
  Amortization of intangible assets                                                           52             54
  Amortization of loan servicing rights                                                      151            147
  Net change in loan servicing rights valuation allowance                                    (51)           159
  Loans originated for sale                                                              (10,048)       (13,448)
  Net gain on sale of loans                                                                 (244)          (320)
  Proceeds from sale of loans                                                             10,459         13,594
  Net loss on sale of premises and equipment                                                   0             25
  Net securities amortization                                                                732            822
  Stock compensation expense                                                                   0             33
  Earnings on life insurance                                                                (192)          (151)
  Net change:
    Accrued income receivable                                                               (279)          (163)
    Accrued expenses payable                                                               2,338           (215)
    Other assets                                                                          (1,209)         1,814
    Other liabilities                                                                        126             52
                                                                                    ------------   ------------
     Total adjustments                                                                     2,787          3,115
                                                                                    ------------   ------------
        Net cash from operating activities                                                 6,842          6,617
                                                                                    ------------   ------------
Cash flows from investing activities:
  Proceeds from maturities, sales and calls of securities available-for-sale               9,967         14,049
  Purchases of securities available-for-sale                                             (12,572)       (16,205)
  Purchase of life insurance                                                                 (68)           (91)
  Net increase in total loans                                                            (19,062)       (13,626)
  Proceeds from sales of land, premises and equipment                                         43             26
  Purchase of land, premises and equipment                                                  (431)          (330)
                                                                                    ------------   ------------
        Net cash from investing activities                                               (22,123)       (16,177)
                                                                                    ------------   ------------
                                                    (Continued)

                                          LAKELAND FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the Three Months Ended March 31, 2005 and 2004
                                                  (in thousands)

                                                    (Unaudited)

                                                   (Page 2 of 2)
                                                                                        2005           2004
                                                                                    ------------   ------------
Cash flows from financing activities:
  Net increase in total deposits                                                    $     17,147   $     80,420
  Net decrease in short-term borrowings                                                  (46,929)       (69,947)
  Payments on long-term borrowings                                                             0             (1)
  Dividends paid                                                                          (1,243)        (1,109)
  Proceeds from stock options exercise                                                       604            312
  Purchase of treasury stock                                                                 (72)           (82)
                                                                                    ------------   ------------
        Net cash from financing activities                                               (30,493)         9,593
                                                                                    ------------   ------------
  Net increase (decrease) in cash and cash equivalents                                   (45,774)            33

Cash and cash equivalents at beginning of the period                                     103,858         57,441
                                                                                    ------------   ------------
Cash and cash equivalents at end of the period                                      $     58,084   $     57,474
                                                                                    ============   ============
Cash paid during the period for:
  Interest                                                                          $      5,292   $      3,392
                                                                                    ============   ============
  Income taxes                                                                      $          0   $          0
                                                                                    ============   ============
Loans transferred to other real estate                                              $          0   $          0
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2005

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

     The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The 2004 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued Statement 123 (revised 2004), Share-Based Payment. Among other items, SFAS No. 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. On April 14, 2005 the Securities and Exchange Commission announced that the effective date for SFAS 123(R) would be delayed until January 1, 2006, for calendar year companies. The Company plans to adopt this standard as of January 1, 2006 and will begin expensing any unvested stock options at that time. The Company does not anticipate the adoption of this standard will have any material effect on the Company's financial condition or results of operations.

NOTE 3.  EARNINGS PER SHARE

     Basic earnings per common share is based upon weighted-average common shares outstanding. Diluted earnings per share show the dilutive effect of additional common shares issueable.

     Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income at the time of grant, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. No additional options were granted in the first three months of 2005. Had compensation cost for stock options been recorded in the financial statements, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.


                                                         Three Months Ended
                                                             March 31,
                                                          2005         2004
                                                       ---------    ---------
Net income (in thousands) as reported                  $   4,055    $   3,502
Deduct: stock-based compensation expense
determined under fair value based method                     100          105
                                                       ---------    ---------
Pro forma net income                                   $   3,955    $   3,397
                                                       =========    =========
Basic earnings per common share as reported            $    0.68    $    0.60
Pro forma basic earnings per share                     $    0.67    $    0.58
Diluted earnings per share as reported                 $    0.66    $    0.58
Pro forma diluted earnings per share                   $    0.65    $    0.56


     The common shares outstanding for the stockholders' equity section of the consolidated balance sheet at March 31, 2005 reflects the acquisition of 36,405 shares of Company common stock to offset a liability for a directors' deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

NOTE 4.  LOANS
                                                 March 31,   December 31,
                                                   2005          2004
                                               ------------  ------------
                                                     (in thousands)
Commercial and industrial loans                $    716,602  $    688,211
Agri-business and agricultural loans                 92,235       102,749
Real estate mortgage loans                           52,073        47,642
Real estate construction loans                        5,848         6,719
Installment loans and credit cards                  155,574       158,065
                                               ------------  ------------
  Subtotal                                        1,022,332     1,003,386
Less:  Allowance for loan losses                    (11,115)      (10,754)
       Net deferred loan fees                          (148)         (167)
                                               ------------  ------------
Loans, net                                     $  1,011,069  $    992,465
                                               ============  ============

Impaired loans                                 $      8,885  $      9,309

Non-performing loans                           $      9,685  $      9,990

Allowance for loan losses to total loans              1.09%         1.07%


Changes in the allowance for loan losses are summarized as follows:

                                          Three months ended
                                               March 31,
                                          ------------------
                                            2005      2004
                                          --------  --------
Balance at beginning of period            $ 10,754  $ 10,234
Provision for loan losses                      458       252
Charge-offs                                   (144)     (100)
Recoveries                                      47        91
                                          --------  --------
  Net loans charged-off                         97         9
                                          --------  --------
Balance at end of period                  $ 11,115  $ 10,477
                                          ========  ========

NOTE 5.  SECURITIES

The fair values of securities available for sale are as follows:

                                                 March 31,   December 31,
                                                   2005          2004
                                               ------------  ------------
                                                     (in thousands)
U.S. Treasury securities                       $        964  $        989
U.S. Government agencies                             26,160        22,885
Mortgage-backed securities                          205,620       208,961
State and municipal securities                       52,418        53,747
                                               ------------  ------------
  Total                                        $    285,162  $    286,582
                                               ============  ============

     As of March 31, 2005, net unrealized losses on the total securities available for sale portfolio totaled $3.4 million. As of December 31, 2004, net unrealized losses on the total securities available for sale portfolio totaled $142,000.


NOTE 6.  EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

                                    Three Months Ended March 31
                                ----------------------------------
                                Pension Benefits     SERP Benefits
                                ----------------     -------------
                                   2005   2004        2005   2004
                                   ----   ----        ----   ----
Service cost                       $  0   $  0        $  0   $  0
Interest cost                        37     37          20     20
Expected return on plan assets      (36)   (31)        (26)   (25)
Recognized net actuarial loss        10     10          11      9
                                   ----   ----        ----   ----
  Net pension expense              $ 11   $ 16        $  5   $  4
                                   ====   ====        ====   ====

     The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $422,000 to its pension plan and $106,000 to its SERP plan in 2005. As of March 31, 2005, $106,000 had been contributed to the SERP plan and $0 to the pension plan. The Company presently anticipates contributing $422,000 to its pension plan in 2005.

NOTE 7.  RECLASSIFICATIONS

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

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                                March 31, 2005


OVERVIEW

     Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in northern Indiana. The Company earned $4.1 million for the first three months of 2005, versus $3.5 million in the same period of 2004, an increase of 15.8%. The increase was driven by a $1.5 million increase in net interest income. Offsetting this positive impact were increases of $455,000 in noninterest expense and $206,000 in the provision for loan losses. Basic earnings per share for the first three months of 2005 were $0.68 per share versus $0.60 per share for the first three months of 2004. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the first three months of 2005 were $0.66 per share, versus $0.58 per share for the first three months of 2004.

RESULTS OF OPERATIONS

Net Interest Income

     For the three-month period ended March 31, 2005, net interest income totaled $11.9 million, an increase of 14.7%, or $1.5 million versus the first three months of 2004. Net interest income increased in the three-month period of 2005 versus the comparable period of 2004, primarily due to a 12 basis point increase in the net interest margin from 3.65% to 3.77%, and an increase in average earning assets. For the three-month period ended March 31, 2005, average earning assets increased by $128.2 million, or 10.9%, to $1.305 billion, and average noninterest bearing demand deposits increased by $29.4 million, or 15.7%, to $216.3 million, versus the same period in 2004.

     Given the Company's mix of interest earning assets and interest bearing liabilities at March 31, 2005, the net interest margin could be expected to increase in a rising rate environment. Management expects the net interest margin will improve during 2005 versus 2004, as the effects of recent rate increases by the Federal Reserve are felt.

     During the first three months of 2005, total interest and dividend income increased by $3.2 million, or 22.2% to $17.5 million, versus $14.3 million during the first three months of 2004. The tax equivalent yield on average earning assets increased by 52 basis points to 5.5% for the three-month period ended March 31, 2005 versus the same period of 2004.

     The average daily loan balances for the first three months of 2005 increased 14.3% to $1.010 billion, over the average daily loan balances of $883.7 million for the same period of 2004. During the same period, loan interest income increased by $3.0 million, or 26.5%, to $14.6 million. The increase was the result of a 60 basis point increase in the tax equivalent yield on loans to 5.9% from 5.3% in the first three months of 2005.

     The average daily securities balances for the first three months of 2005 increased $3.9 million, or 1.4%, to $286.0 million, versus $282.1 million for the same period of 2004. During the same periods, income from securities increased by $96,000, or 3.5%, to $2.9 million versus $2.8 million during the first three months of 2004. The increase was primarily the result of a 10 basis point increase in the tax equivalent yields on securities, to 4.5% versus 4.4% in the first three months of 2004.

     Total interest expense increased $1.7 million, or 41.7%, to $5.6 million for the three-month period ended March 31, 2005, from $4.0 million for the comparable period in 2004. The increase was primarily the result of a 40 basis point increase in the Company's daily cost of funds to 1.75%, versus 1.35% for the same period of 2004.

     On an average daily basis, total deposits (including demand deposits) increased $140.8 million, or 14.5%, to $1.110 billion for the three-month period ended March 31, 2005, versus $968.7 million during the same period in 2004. On an average daily basis, noninterest bearing demand deposits increased $29.4 million, or 15.7% for the three-month period ended March 31, 2005, versus the same period in 2004. When comparing the three months ended March 31, 2005 with the same period of 2004, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $113.1 million primarily as a result of increases in public fund deposits. The rate paid on time deposit accounts increased 42 basis points to 2.9% versus the same period in 2004.

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

     Average daily balances of borrowings decreased $18.5 million, or 8.7%, to $193.5 million for the three months ended March 31, 2005 versus $212.0 million for the same period in 2004. The rate on borrowings increased 70 basis points when comparing the three-month period of 2005 with the same period of 2004. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 10.4% when comparing the three-month period ended March 31, 2005 versus the same period in 2004. The following tables set forth consolidated information regarding average balances and rates.


                                              DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                         INTEREST RATES AND INTEREST DIFFERENTIAL
                                                                (in thousands of dollars)
                                                                        Three Months Ended March 31,
                                                  -----------------------------------------------------------------------
                                                                  2005                                 2004
                                                  ----------------------------------   ----------------------------------
                                                     Average    Interest                  Average    Interest
                                                     Balance     Income     Yield (1)     Balance     Income     Yield (1)
                                                  ------------  ---------    -------   ------------  ---------    -------
 ASSETS
 Earning assets:
   Loans:
     Taxable (2)(3)                               $  1,004,608  $  14,513    5.86 %    $    875,479  $  11,443    5.26 %
     Tax exempt (1)                                      4,999         60    4.83             8,212         96    4.70
   Investments: (1)
     Available for sale                                285,971      3,145    4.46           282,053      3,058    4.36
   Short-term investments                                5,942         34    2.32             8,177         19    0.93
   Interest bearing deposits                             3,597         22    2.48             3,007          9    1.20

                                                  ------------  ---------              ------------  ---------
 Total earning assets                                1,305,117     17,774    5.52 %       1,176,928     14,625    5.00 %

 Nonearning assets:
   Cash and due from banks                              54,120          0                    47,768          0
   Premises and equipment                               25,017          0                    26,064          0
   Other nonearning assets                              42,946          0                    41,015          0
   Less allowance for loan loss losses                 (10,893)         0                   (10,362)         0

                                                  ------------  ---------              ------------  ---------
 Total assets                                     $  1,416,307  $  17,774              $  1,281,413  $  14,625
                                                  ============  =========              ============  =========


(1)   Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2005 and 2004. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1,
      1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)   Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended March 31, 2005 and 2004, are included as taxable loan interest income.

(3)   Nonaccrual loans are included in the average balance of taxable loans.

                                               DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                      INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                                  (in thousands of dollars)

                                                                        Three Months Ended March 31,
                                                  -----------------------------------------------------------------------
                                                                  2005                                 2004
                                                  ---------------------------------    ----------------------------------
                                                     Average    Interest                  Average     Interest
                                                     Balance     Expense      Yield       Balance     Expense      Yield
                                                  ------------  ---------    -------   ------------  ---------    -------
 LIABILITIES AND STOCKHOLDERS'
  EQUITY
 Interest bearing liabilities:
   Savings deposits                               $     70,448  $      17    0.10 %    $     64,953  $      28    0.17 %
   Interest bearing checking accounts                  339,157        992    1.19           346,328        738    0.86
   Time deposits:
     In denominations under $100,000                   220,829      1,582    2.91           205,378      1,440    2.82
     In denominations over $100,000                    262,831      1,857    2.87           165,164        825    2.01
   Miscellaneous short-term bbborrowings               152,503        680    1.81           150,989        346    0.92
   Long-term borrowings                                 40,973        494    4.89            60,974        590    3.89

                                                  ------------  ---------              ------------  ---------
 Total interest bearing liabilities                  1,086,741      5,622    2.10 %         993,786      3,967    1.61 %


 Noninterest bearing liabilities
  and stockholders' equity:
   Demand deposits                                     216,286          0                   186,901          0
   Other liabilities                                     9,655          0                     8,282          0
   Stockholders' equity                                103,625          0                    92,444          0
 Total liabilities and stockholders'
   equity                                         ------------  ---------              ------------  ---------
                                                  $  1,416,307  $   5,622              $  1,281,413 $    3,967
                                                  ============  =========              ============  =========

 Net interest differential - yield on
   average daily earning assets                                 $  12,152    3.77 %                  $  10,658    3.65 %
                                                                =========                            =========

Provision for Loan Losses

     Based on management's review of the adequacy of the allowance for loan losses, provisions for losses on loans of $458,000 were recorded during the three-month period ended March 31, 2005, versus provisions of $252,000 recorded during the same period of 2004. The increase in the provision for loan losses for the period ended March 31, 2005 reflected a number of factors, including the level of charge-offs, management's overall view on current credit quality, the amount and status of impaired loans and the amount and status of past due accruing loans (90 days or more), as discussed in more detail below in the analysis relating to the Company's financial condition.

Noninterest Income

     Noninterest income categories for the three-month periods ended March 31, 2005 and 2004 are shown in the following table:

                                                   Three Months Ended
                                                       March 31,
                                           ----------------------------------
                                                                     Percent
                                              2005        2004       Change
                                           ----------  ----------  ----------
                                                       (in thousands)
Trust and brokerage income                 $     728   $     739       (1.5)%
Service charges on deposit accounts            1,549       1,657       (6.5)
Loan, insurance and service fees                 415         487      (14.8)
Merchant card fee income                         536         500        7.2
Other income                                     647         330       96.1
Net gains on the sale of real
  estate mortgages held for sale                 244         320      (23.8)
                                           ----------  ----------  ----------
     Total noninterest income              $   4,119   $   4,033       2.1 %
                                           ==========  ==========  ==========

     Noninterest income increased $86,000, or 2.1% to $4.1 million for the three-month period ended March 31, 2005 versus the same period in 2004. Other income increased, primarily due to a $62,000 gain on the sale of other real estate, as well as a $51,000 reduction in the loan servicing rights valuation allowance during the first quarter of 2005, versus a $159,000 increase in the allowance during the first quarter of 2004. Partially offsetting these increases were decreases of $108,000 in service charges on deposit accounts. This decline was driven by increases in the earnings credit available to offset service charges on commercial checking accounts as well as reduced overdraft activity resulting in fewer overdraft charges. Gains on sale of mortgages decreased $76,000 as mortgage originations decreased from $13.4 million in the first quarter of 2004 to $10.0 million in the first quarter of 2005. The decreases in volume in 2005 were primarily the result of rising mortgage rates during 2004 and 2005, which resulted in decreased mortgage refinance activity and decreased demand for home mortgages during 2005.

Noninterest Expense

     Noninterest expense categories for the three-month periods ended March 31, 2005 and 2004 are shown in the following table:

                                                Three Months Ended
                                                     March 31,
                                         ----------------------------------
                                                                   Percent
                                            2005        2004        Change
                                         ----------  ----------  ----------
                                                     (in thousands)
Salaries and employee benefits           $    5,146  $    4,925      4.5 %
Net occupancy expense                           656         578     13.5
Equipment costs                                 517         439     17.8
Data processing fees and supplies               558         595     (6.2)
Credit card interchange                         328         290     13.1
Other expense                                 2,158       2,081      3.7
                                         ----------  ----------  ----------
     Total noninterest expense           $    9,363  $    8,908      5.1 %
                                         ==========  ==========  ==========

     Noninterest expense increased $455,000, or 5.1%, to $9.4 million for the three-month period ended March 31, 2005 versus the same period in 2004. The increase was driven by a $221,000 increase in salaries and employee benefits due largely to higher health care costs as well as normal salary increases. In addition, net occupancy expense increased by $78,000 due to higher property tax expense, and equipment costs also increased by $78,000 due to higher depreciation expense.

Income Tax Expense

     Income tax expense increased $388,000, or 22.7%, for the first three months of 2005, compared to the same period in 2004. The combined state franchise tax expense and the federal income tax expense as a percentage of income before income tax expense increased to 34.1% during the first three months of 2005 compared to 32.8% during the same period in 2004. The increase was driven by a decrease in the amount of income derived from tax-advantaged sources.

CRITICAL ACCOUNTING POLICIES

     Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances which could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, determining the fair value of securities and other financial instruments and the valuation of mortgage servicing rights. The Company's critical accounting policies are discussed in detail in the Annual Report for the year ended December 31, 2004 (incorporated by reference as part of the Company's 10-K filing).

FINANCIAL CONDITION

     Total assets of the Company were $1.426 billion as of March 31, 2005, a decrease of $27.1 million, or 1.9%, when compared to $1.453 billion as of December 31, 2004.

     Total cash and cash equivalents decreased by $45.8 million, or 44.1%, to $58.1 million at March 31, 2005 from $103.9 million at December 31, 2004. The decrease was attributable to loan growth as well as repayment of short-term borrowings.

     Total securities available-for-sale decreased by $1.4 million, or 0.5%, to $285.2 million at March 31, 2005 from $286.6 million at December 31, 2004. The decrease was a result of a number of transactions in the securities portfolio. Securities paydowns totaled $9.1 million and the fair market value of the securities portfolio decreased by $3.3 million. A rising interest rate environment during the first quarter of 2005 drove the market value decrease. Maturities and calls of securities totaled $865,000, and the amortization of premiums, net of the accretion of discounts totaled $732,000. These decreases were offset by securities purchases totaling $12.6 million. The investment portfolio is managed to limit the Company's exposure to risk by containing mostly collateralized mortgage obligations and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

     Real estate mortgages held-for-sale decreased by $265,000, or 8.9%, to $2.7 million at March 31, 2005 from $3.0 million at December 31, 2004. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the three months ended March 31,

2005, $10.0 million in real estate mortgages were originated for sale and $10.3 million in mortgages were sold.

     Total loans, excluding real estate mortgages held-for-sale, increased by $19.0 million, or 1.9%, to $1.022 billion at March 31, 2005 from $1.003 billion at December 31, 2004. The mix of loan types within the Company's portfolio consisted of 79% commercial, 6% real estate and 15% consumer loans at March 31, 2005 compared to 79% commercial, 5% real estate and 16% consumer at December 31, 2004.

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

     Loans are charged against the allowance for loan losses when management believes that the uncollectibility of the principal is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined based on the application of loss percentages to graded loans by categories. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans - substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At March 31, 2005, on the basis of management's review of the loan portfolio, the Company had $23.4 million of assets classified as special mention, $24.5 million classified as substandard, $1.4 million classified as doubtful and $0 classified as loss as compared to $32.1 million, $23.3 million, $751,000 and $0 at December 31, 2004.

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

     Total impaired loans decreased by $434,000 to $8.9 million at March 31, 2005 from $9.3 million at December 31, 2004. The decrease in the impaired loans category resulted primarily from the payoff of an impaired commercial credit. The impaired loan total included $6.9 million in nonaccrual loans. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The following table summarizes nonperforming assets at March 31, 2005 and December 31, 2004.

                                               March 31,        December 31,
                                                 2005               2004
                                            --------------    --------------
                                                      (in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans                             $      6,876      $      7,213
Loans past due over 90 days and accruing            2,809             2,778
                                            --------------    --------------
Total nonperforming loans                           9,685             9,991
                                            --------------    --------------
Other real estate                                      91               261
Repossessions                                           6                13
                                            --------------    --------------
Total nonperforming assets                   $      9,782      $     10,265
                                            ==============    ==============

Total impaired loans                         $      8,885      $      9,309

Nonperforming loans to total loans                  0.95%             1.01%
Nonperforming assets to total assets                0.69%             0.71%


     Total deposits increased by $17.1 million, or 1.5% to $1.133 billion at March 31, 2005 from $1.115 billion at December 31, 2004. The increase resulted from increases of $67.1 million in certificates of deposit and $5.7 million in money market accounts. Offsetting these increases were declines of $24.6 million in NOW accounts, $22.0 million in Investors' Money Market accounts, $8.9 million in demand deposits and $228,000 in savings accounts. Total short-term borrowings decreased by $46.9 million, or 25.3%, to $138.7 million at March 31, 2005 from $185.7 million at December 31, 2004. The decrease resulted primarily from declines of $40.0 million in other borrowings, primarily short-term advances from the Federal Home Loan Bank of Indianapolis, and $7.5 million in federal funds purchased.

     Total stockholders' equity increased by $1.5 million, or 1.5%, to $103.3 million at March 31, 2005 from $101.8 million at December 31, 2004. Net income of $4.1 million, minus the decrease in the accumulated other comprehensive income of $2.1 million, minus dividends of $1.2 million plus $781,000 for stock issued through options exercised, minus $72,000 for the cost of treasury stock purchased, comprised most of this increase.

     The Federal Deposit Insurance Corporation's risk based capital regulations require that all banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Company's ratios continue to be above "well capitalized" levels. As of March 31, 2005, the Company's Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio were 9.2%, 11.6% and 12.5%, respectively.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rate risk represents the Company's primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2004. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company's needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At March 31, 2005, the Company's potential pretax exposure was within the Company's policy limit, and not significantly different from December 31, 2004.

ITEM 4 - CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2005. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. During the quarter ended March 31, 2005, the Company has not made a change to its disclosure controls and procedures or its internal controls over financial reporting that has materially affected or is reasonably likely to materially affect its disclosure controls or its controls over financial reporting.

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

                                                  March 31, 2005

                                            Part II - Other Information

Item 1. Legal proceedings
        -----------------
        There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -------------------------------------------------------------
        The following table provides information as of March 31, 2005 with respect to shares of common stock repurchased by the Company during the quarter then ended:

                   Issuer Purchases of Equity Securities(a)

                                         Total Number of      Maximum Number
                                        Shares Purchased    of Shares that May
          Total Number     Average     as Part of Publicly   Yet Be Purchased
             of Shares     Price Paid     Announced Plans    Under the Plan or
Period       Purchased     Per Share       or Programs            Programs
-------       --------     -------          ---------          -----------
January 1-31     1,834     $ 39.67                 0                    0
February 1-28        0     $     0                 0                    0
March 1-31           0     $     0                 0                    0
                 -----     -------          ---------          -----------
Total            1,834     $ 39.67
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

                                March 31, 2005

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



                        LAKELAND FINANCIAL CORPORATION
                                 (Registrant)




Date: May 2, 2005            /s/Michael L. Kubacki
                             Michael L. Kubacki - President and Chief
                             Executive Officer




Date: May 2, 2005            /s/David M. Findlay
                             David M. Findlay - Executive Vice President
                             and Chief Financial Officer




Date: May 2, 2005            /s/Teresa A. Bartman
                             Teresa A. Bartman - Vice President and
                             Controller