Form 10-Q/A
period 2005-03-31
LAKELAND FINANCIAL CORP
filed 2005-05-27
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

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

                               EXPLANATORY NOTE

     Lakeland Financial Corporation (the "Company") filed its Quarterly Report on Form 10-Q (the "Form 10-Q) with the Securities and Exchange Commission (the "SEC") on May 5, 2005. The Company inadvertently omitted certain language regarding the Company's internal control over financial reporting in the Form 10-Q, that was required to be included by SEC Rule 13a-14. The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A ("Amendment No. 1") to file new Exhibits 31.1 and 31.2 that include the required language relating to the Company's internal control over financial reporting.

     We hereby amend the Form 10-Q to replace Exhibits 31.1 and 31.2 with Exhibits 31.1 and 31.2 attached to this Amendment No. 1. All other information is unchanged and reflects the disclosures made at the time of the original filing. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

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


                        LAKELAND FINANCIAL CORPORATION
                                 (Registrant)




Date: May 27, 2005           /s/Michael L. Kubacki
                                Michael L. Kubacki - President and Chief
                                Executive Officer




Date: May 27, 2005           /s/David M. Findlay
                                David M. Findlay - Executive Vice President
                                and Chief Financial Officer




Date: May 27, 2005           /s/Teresa A. Bartman
                                Teresa A. Bartman - Vice President and
                                Controller