Form 10-Q
period 2005-06-30
LAKELAND FINANCIAL CORP
filed 2005-08-04
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005

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
                                YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                      Outstanding at July 31, 2005
Common Stock, No Par Value                       5,933,514

                        LAKELAND FINANCIAL CORPORATION

                          Form 10-Q Quarterly Report

                               Table of Contents


                                    PART I.

                                                           Page Number

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . .  1
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . 12
Item 3.  Quantitative and Qualitative Disclosures About Market Risk 27
Item 4.  Controls and Procedures  . . . . . . . . . . . . . . . . . 27

                                   PART II.

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 30
Item 2.  Unregistered Sales of Equity Securities
         and Use of Proceeds. . . . . . . . . . . . . . . . . . . . 30
Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . 30
Item 4.  Submission of Matters to a Vote of Security Holders  . . . 30
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . 31
Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . 31

Form 10-Q Signature Page  . . . . . . . . . . . . . . . . . . . . . 32



                                                               Part 1
                                                   LAKELAND FINANCIAL CORPORATION
                                                   ITEM 1 - FINANCIAL STATEMENTS


                                                   LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                             As of June 30, 2005 and December 31, 2004
                                                           (in thousands)

                                                           (Page 1 of 2)


                                                                                      June 30,     December 31,
                                                                                        2005           2004
                                                                                    ------------   ------------
                                                                                     (Unaudited)
ASSETS
Cash and due from banks                                                             $     87,862   $     81,144
Short-term investments                                                                     5,079         22,714
                                                                                    ------------   ------------
     Total cash and cash equivalents                                                      92,941        103,858

Securities available-for-sale (carried at fair value)                                    289,557        286,582

Real estate mortgages held-for-sale                                                        4,269          2,991

Loans, net of allowance for loan losses of $11,724 and $10,754                         1,082,324        992,465

Land, premises and equipment, net                                                         25,091         25,057
Bank owned life insurance                                                                 17,328         16,896
Accrued income receivable                                                                  6,403          5,765
Goodwill                                                                                   4,970          4,970
Other intangible assets                                                                    1,140          1,245
Other assets                                                                              14,592         13,293
                                                                                    ------------   ------------
     Total assets                                                                   $  1,538,615   $  1,453,122
                                                                                    ============   ============

                                                            (Continued)

                                                   LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                             As of June 30, 2005 and December 31, 2004
                                         (in thousands except for share and per share data)

                                                           (Page 2 of 2)
                                                                                      June 30,     December 31,
                                                                                        2005           2004
                                                                                    ------------   ------------
                                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Noninterest bearing deposits                                                        $    232,413   $    237,261
Interest bearing deposits                                                                893,459        878,138
                                                                                    ------------   ------------
     Total deposits                                                                    1,125,872      1,115,399

Short-term borrowings:
  Federal funds purchased                                                                 69,500         20,000
  Securities sold under agreements
    to repurchase                                                                         92,589         88,057
  U.S. Treasury demand notes                                                               2,077          2,593
  Other borrowings                                                                        89,900         75,000
                                                                                    ------------   ------------
     Total short-term borrowings                                                         254,066        185,650

Accrued expenses payable                                                                   7,311          7,445
Other liabilities                                                                          1,936          1,889
Long-term borrowings                                                                      10,046         10,046
Subordinated debentures                                                                   30,928         30,928
                                                                                    ------------   ------------
     Total liabilities                                                                 1,430,159      1,351,357

STOCKHOLDERS' EQUITY
Common stock: No par value, 90,000,000 shares authorized,
  5,968,204 shares issued and 5,931,568 outstanding as of
  June 30, 2005, and 5,915,854 shares issued and 5,881,283
  outstanding at December 31, 2004                                                         1,453          1,453
Additional paid-in capital                                                                13,754         12,463
Retained earnings                                                                         95,586         89,864
Accumulated other comprehensive loss                                                      (1,508)        (1,267)
Treasury stock, at cost                                                                     (829)          (748)
                                                                                    ------------   ------------
     Total stockholders' equity                                                          108,456        101,765
                                                                                    ------------   ------------

     Total liabilities and stockholders' equity                                     $  1,538,615   $  1,453,122
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.



                                                   LAKELAND FINANCIAL CORPORATION
                                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  For the Three Months and Six Months Ended June 30, 2005 and 2004
                                         (in thousands except for share and per share data)

                                                            (Unaudited)

                                                           (Page 1 of 2)


                                                          Three Months Ended             Six Months Ended
                                                              June 30,                        June 30,
                                                      ---------------------------   ---------------------------
                                                          2005           2004           2005           2004
                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME
----------------------------
Interest and fees on loans:
  Taxable                                             $     16,154   $     11,688   $     30,667   $     23,131
  Tax exempt                                                    40             71             85            139
 Interest and dividends on securities:
  Taxable                                                    2,364          1,868          4,636          4,047
  Tax exempt                                                   587            588          1,174          1,172
Short-term investments                                          45             21            101             49
                                                      ------------   ------------   ------------   ------------
   Total interest income                                    19,190         14,236         36,663         28,538

Interest on deposits                                         5,082          3,101          9,530          6,132
Interest on short-term borrowings                            1,063            352          1,743            698
Interest on long-term borrowings                               541            404          1,035            994
                                                      ------------   ------------   ------------   ------------
   Total interest expense                                    6,686          3,857         12,308          7,824
                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME                                         12,504         10,379         24,355         20,714
-------------------
Provision for loan losses                                      662            246          1,120            498
                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                   11,842         10,133         23,235         20,216
-------------------------                             ------------   ------------   ------------   ------------
NONINTEREST INCOME
------------------
Trust and brokerage income                                     791            780          1,519          1,519
Service charges on deposit accounts                          1,703          1,697          3,252          3,354
Loan, insurance and service fees                               478            470            893            957
Merchant card fee income                                       629            581          1,165          1,081
Other income                                                   410            544          1,057            874
Net gains on sale of real estate mortgages
 held for sale                                                 207            (27)           451            293
                                                      ------------   ------------   ------------   ------------
   Total noninterest income                                  4,218          4,045          8,337          8,078

NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                               5,027          4,859         10,173          9,784
Net occupancy expense                                          675            590          1,331          1,168
Equipment costs                                                491            524          1,008            963
Data processing fees and supplies                              571            650          1,129          1,245
Credit card interchange                                        388            343            716            633
Other expense                                                2,146          2,229          4,304          4,310
                                                      ------------   ------------   ------------   ------------
   Total noninterest expense                                 9,298          9,195         18,661         18,103


                                                            (Continued)


                                                   LAKELAND FINANCIAL CORPORATION
                                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  For the Three Months and Six Months Ended June 30, 2005 and 2004
                                         (in thousands except for share and per share data)

                                                            (Unaudited)

                                                           (Page 2 of 2)


                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                      ---------------------------   ---------------------------
                                                          2005           2004           2005           2004
                                                      ------------   ------------   ------------   ------------
INCOME BEFORE INCOME TAX EXPENSE                             6,762          4,983         12,911         10,191
--------------------------------
Income tax expense                                           2,358          1,639          4,452          3,345
                                                      ------------   ------------   ------------   ------------
NET INCOME                                            $      4,404   $      3,344   $      8,459   $      6,846
----------                                            ============   ============   ============   ============
Other comprehensive income/(loss), net of tax:
  Unrealized gain/(loss) on available-
    for-sale securities                                      1,845         (3,972)          (241)        (2,521)
                                                      ------------   ------------   ------------   ------------

TOTAL COMPREHENSIVE INCOME                            $      6,249   $       (628)  $      8,218   $      4,325
                                                      ============   ============   ============   ============

AVERAGE COMMON SHARES OUTSTANDING FOR BASIC EPS          5,953,831      5,859,474      5,945,149      5,851,210

BASIC EARNINGS PER COMMON SHARE                       $       0.74   $       0.57   $       1.42   $       1.17
-------------------------------                       ============   ============   ============   ============
AVERAGE COMMON SHARES OUTSTANDING FOR DILUTED EPS        6,129,603      6,048,256      6,130,937      6,050,297

DILUTED EARNINGS PER SHARE                            $       0.72   $       0.55   $       1.38   $       1.13
--------------------------                            ============   ============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


                                                   LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Six Months Ended June 30, 2005 and 2004
                                                           (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)
                                                                                        2005           2004
                                                                                    ------------   ------------
Cash flows from operating activities:
  Net income                                                                        $      8,459   $      6,846
                                                                                    ------------   ------------
Adjustments to reconcile net income to net cash
  from operating activities:

  Depreciation                                                                               958            960
  Provision for loan losses                                                                1,120            498
  Amortization of intangible assets                                                          105            107
  Amortization of loan servicing rights                                                      306            251
  Net change in loan servicing rights valuation allowance                                    (69)           (71)
  Loans originated for sale                                                              (21,766)       (36,565)
  Net gain on sale of loans                                                                 (451)          (293)
  Proceeds from sale of loans                                                             20,751         34,147
  Net (gain) loss on sale of premises and equipment                                           (5)            49
  Net securities amortization                                                              1,356          1,899
  Stock compensation expense                                                                   0             33
  Earnings on life insurance                                                                (384)          (312)
  Net change:
    Accrued income receivable                                                               (638)            33
    Accrued expenses payable                                                                 (46)        (1,163)
    Other assets                                                                          (1,017)         1,829
    Other liabilities                                                                         47             57
                                                                                    ------------   ------------
     Total adjustments                                                                       267          1,459
                                                                                    ------------   ------------
        Net cash from operating activities                                                 8,726          8,305
                                                                                    ------------   ------------
Cash flows from investing activities:
  Proceeds from maturities, sales and calls of securities available-for-sale              22,442         35,587
  Purchases of securities available-for-sale                                             (27,147)       (38,069)
  Purchase of life insurance                                                                 (48)          (104)
  Net increase in total loans                                                            (90,979)       (58,779)
  Proceeds from sales of land, premises and equipment                                        111             49
  Purchase of land, premises and equipment                                                (1,098)          (691)
                                                                                    ------------   ------------
        Net cash from investing activities                                               (96,719)       (62,007)
                                                                                    ------------   ------------
                                                            (Continued)


                                                   LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Six Months Ended June 30, 2005 and 2004
                                                           (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)
                                                                                        2005           2004
                                                                                    ------------   ------------
Cash flows from financing activities:
  Net increase in total deposits                                                    $     10,473   $     95,944
  Net decrease in short-term borrowings                                                   68,416        (11,092)
  Payments on long-term borrowings                                                             0        (20,001)
  Dividends paid                                                                          (2,611)        (2,338)
  Proceeds from stock options exercise                                                       879            780
  Purchase of treasury stock                                                                 (81)           (88)
                                                                                    ------------   ------------
        Net cash from financing activities                                                77,076         63,205
                                                                                    ------------   ------------
  Net increase (decrease) in cash and cash equivalents                                   (10,917)         9,503

Cash and cash equivalents at beginning of the period                                     103,858         57,441
                                                                                    ------------   ------------
Cash and cash equivalents at end of the period                                      $     92,941   $     66,944
                                                                                    ============   ============
Cash paid during the period for:
  Interest                                                                          $     11,762   $      7,111
                                                                                    ============   ============
  Income taxes                                                                      $      5,080   $      2,740
                                                                                    ============   ============
Loans transferred to other real estate                                              $          0   $          7
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2005

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

     The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The 2004 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.


NOTE 2.  EARNINGS PER SHARE

     Basic earnings per common share is based upon weighted-average common shares outstanding. Diluted earnings per share show the dilutive effect of additional common shares issueable.

     Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income at the time of grant, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. No additional options were granted in the first six months of 2005. Had compensation cost for stock options been recorded in the financial statements, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.

                                                           Six Months Ended
                                                               June 30,
                                                           2005        2004
                                                        ---------   ---------
Net income (in thousands) as reported                   $   8,459   $   6,846
Deduct: stock-based compensation expense
 determined under fair value based method                     180         291
                                                        ---------   ---------
Pro forma net income                                    $   8,279   $   6,555
                                                        =========   =========
Basic earnings per common share as reported             $    1.42   $    1.17
Pro forma basic earnings per share                      $    1.39   $    1.12
Diluted earnings per share as reported                  $    1.38   $    1.13
Pro forma diluted earnings per share                    $    1.35   $    1.08



                                                          Three Months Ended
                                                               June 30,
                                                           2005        2004
                                                        ---------   ---------
Net income (in thousands) as reported                   $   4,404   $   3,344
Deduct: stock-based compensation expense
 determined under fair value based method                      80         185
                                                        ---------   ---------
Pro forma net income                                    $   4,324   $   3,159
                                                        =========   =========
Basic earnings per common share as reported             $    0.74   $    0.57
Pro forma basic earnings per share                      $    0.73   $    0.54
Diluted earnings per share as reported                  $    0.72   $    0.55
Pro forma diluted earnings per share                    $    0.71   $    0.52


     The common shares outstanding for the stockholders' equity section of the consolidated balance sheet at June 30, 2005 reflects the holding of 36,636 shares of Company common stock to offset a liability for a directors' deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

NOTE 3.  LOANS
                                                 June 30,    December 31,
                                                   2005          2004
                                               ------------  ------------
                                                     (in thousands)
Commercial and industrial loans                $    770,816  $    688,211
Agri-business and agricultural loans                101,715       102,749
Real estate mortgage loans                           55,870        47,642
Real estate construction loans                        6,610         6,719
Installment loans and credit cards                  159,097       158,065
                                               ------------  ------------
  Subtotal                                        1,094,108     1,003,386
Less:  Allowance for loan losses                    (11,724)      (10,754)
       Net deferred loan fees                           (60)         (167)
                                               ------------  ------------
  Loans, net                                     $1,082,324  $    992,465
                                               ============  ============

Impaired loans                                 $      8,766  $      9,309

Non-performing loans                           $      9,207  $      9,991

Allowance for loan losses to total loans              1.07%         1.07%


Changes in the allowance for loan losses are summarized as follows:

                                           Six months ended
                                               June 30,
                                          ------------------
                                            2005      2004
                                          --------  --------
Balance at beginning of period            $ 10,754  $ 10,234
Provision for loan losses                    1,120       498
Charge-offs                                   (236)     (293)
Recoveries                                      86       204
                                          --------  --------
  Net loans charged-off                        150        89
                                          --------  --------
Balance at end of period                  $ 11,724  $ 10,643
                                          ========  ========

NOTE 4.  SECURITIES

The fair values of securities available for sale were as follows:

                                                 June 30,    December 31,
                                                   2005          2004
                                               ------------  ------------
                                                     (in thousands)
U.S. Treasury securities                       $        984  $        989
U.S. Government agencies                             31,110        22,885
Mortgage-backed securities                          203,472       208,961
State and municipal securities                       53,991        53,747
                                               ------------  ------------
  Total                                        $    289,557  $    286,582
                                               ============  ============

     As of June 30, 2005, net unrealized losses on the total securities available for sale portfolio totaled $517,000. As of December 31, 2004, net unrealized losses on the total securities available for sale portfolio totaled $142,000.


NOTE 5.  EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

                                     Six Months Ended June 30
                                ----------------------------------
                                Pension Benefits     SERP Benefits
                                ----------------     -------------
                                   2005   2004        2005   2004
                                   ----   ----        ----   ----
Service cost                       $  0   $  0        $  0   $  0
Interest cost                        75     74          40     42
Expected return on plan assets      (73)   (62)        (51)   (50)
Recognized net actuarial loss        19     19          21     18
                                   ----   ----        ----   ----
  Net pension expense              $ 21   $ 31        $ 10   $ 10
                                   ====   ====        ====   ====

                                    Three Months Ended June 30
                                ----------------------------------
                                Pension Benefits     SERP Benefits
                                ----------------     -------------
                                   2005   2004        2005   2004
                                   ----   ----        ----   ----
Service cost                       $  0   $  0        $  0   $  0
Interest cost                        38     37          20     22
Expected return on plan assets      (37)   (31)        (25)   (25)
Recognized net actuarial loss         9      9          10      9
                                   ----   ----        ----   ----
  Net pension expense              $ 10   $ 15        $  5   $  6
                                   ====   ====        ====   ====

     The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $422,000 to its pension plan and $106,000 to its SERP plan in 2005. As of June 30, 2005, $106,000 had been contributed to the SERP plan and $468,000 to the pension plan. The Company does not anticipate making any additional contributions to its pension plan or SERP plan during the remainder of 2005.


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

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                                 June 30, 2005


OVERVIEW

     Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in northern Indiana. The Company earned $8.5 million for the first six months of 2005, versus $6.8 million in the same period of 2004, an increase of 23.6%. The increase was driven by a $3.6 million increase in net interest income. Offsetting this positive impact were increases of $622,000 in the provision for loan losses and $558,000 in noninterest expense. Basic earnings per share for the first six months of 2005 were $1.42 per share versus $1.17 per share for the first six months of 2004. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the first six months of 2005 were $1.38 per share, versus $1.13 per share for the first six months of 2004.

     Net income for the second quarter of 2005 was $4.4 million, an increase of 31.7% versus $3.3 million for the comparable period of 2004. The increase was driven by a $2.1 million increase in net interest income. Offsetting this positive impact was an increase of $416,000 in the provision for loan losses. Basic earnings per share for the second quarter of 2005 were $0.74 per share, versus $0.57 per share for the second quarter of 2004. Diluted earnings per share for the second quarter of 2005 were $0.72 per share, versus $0.55 per share for the second quarter of 2004.

RESULTS OF OPERATIONS

Net Interest Income

     For the six-month period ended June 30, 2005, net interest income totaled $24.4 million, an increase of 17.6%, or $3.6 million versus the first six months of 2004. Net interest income increased in the six-month period of 2005 versus the comparable period of 2004, primarily due to an 18 basis point increase in the net interest margin from 3.60% to 3.78%. In addition, average earning assets increased by $134.9 million, or 11.3% to $1.330 billion. For the three-month period ended June 30, 2005, net interest income totaled $12.5 million, an increase of 20.5%, or $2.1 million. This increase was driven by a 23 basis point increase in the net interest margin from 3.55% to 3.78%. In addition, average earning assets increased by $141.3 million, or 11.6%, to

$1.354 billion, versus the same period in 2004.

     Given the Company's mix of interest earning assets and interest bearing liabilities at June 30, 2005, the net interest margin could be expected to be maintained or to increase in a rising rate environment. Management expects the net interest margin will continue to improve during 2005 versus 2004, as the effects of recent rate increases by the Federal Reserve are felt.

     During the first six months of 2005, total interest and dividend income increased by $8.1 million, or 28.5% to $36.7 million, versus $28.5 million during the first six months of 2004. During the second quarter of 2005, interest and dividend income increased by $5.0 million, or 34.8%, to $19.2 million, versus $14.2 million during the same quarter of 2004. The tax equivalent yield on average earning assets increased by 74 basis points to 5.7% for the six-month period ended June 30, 2005 versus the same period of 2004. For the second quarter of 2005, the yield increased 94 basis points to 5.8%, versus 4.8% for the second quarter of 2004.

     The average daily loan balances for the first six months of 2005 increased 14.5% to $1.036 billion, over the average daily loan balances of $904.3 million for the same period of 2004. During the same period, loan interest income increased by $7.5 million, or 32.2%, to $30.8 million. The increase was the result of an 80 basis point increase in the tax equivalent yield on loans to 6.0% from 5.2% in the first six months of 2005. The average daily loan balances for the second quarter of 2005 increased $136.5 million, or 14.8%, to $1.061 billion, versus $924.8 million for the second quarter of 2004. During the same period, loan interest income increased by $4.4 million, or 37.7%, to $16.2 million versus $11.8 million during the second quarter of 2004. The increase was driven by a 101 basis point increase in the tax equivalent yield on loans, to 6.1%, versus 5.1% in the second quarter of 2004.

     The average daily securities balances for the first six months of 2005 increased $5.2 million, or 1.9%, to $286.3 million, versus $281.1 million for the same period of 2004. During the same periods, income from securities increased by $591,000, or 11.3%, to $5.8 million versus $5.2 million during the first six months of 2004. The increase was primarily the result of a 34 basis point increase in the tax equivalent yields on securities, to 4.5% versus 4.2% in the first six months of 2004. The average daily securities balances for the second quarter of 2005 increased $6.5 million, or 2.3%, to $286.6 million, versus $280.2 million for the same period of 2004. During the same periods, income from securities increased by $495,000, or 20.2%, to $3.0 million, versus $2.5 million in the second quarter of 2004. The increase was driven by a 58 basis point increase in the tax equivalent yield in securities to 4.5% versus 4.0% in the second quarter of 2004.

     Total interest expense increased $4.5 million, or 57.3%, to $12.3 million for the six-month period ended June 30, 2005, from $7.8 million for the comparable period in 2004. The increase was primarily the result of a 56 basis point increase in the Company's daily cost of funds to 1.87%, versus 1.31% for the same period of 2004. Total interest expense increased $2.8 million, or 73.4%, to $6.7 million for the second quarter of 2005, versus $3.9 million for the second quarter of 2004. The increase was primarily the result of a 62 basis point increase in the Company's daily cost of funds to 2.0%, from 1.3% for the same period of 2004.

     On an average daily basis, total deposits (including demand deposits) increased $126.9 million, or 12.8%, to $1.120 billion for the six-month period ended June 30, 2005, versus $992.8 million during the same period in 2004. The average daily balances for the second quarter of 2005 increased $112.8 million, or 11.1%, to $1.130 billion from $1.017 billion during the second quarter of 2004. On an average daily basis, noninterest bearing demand deposits increased $22.3 million, or 11.3% for the six-month period ended June 30, 2005, versus the same period in 2004. The average daily noninterest bearing demand deposit balances for the second quarter of 2005 increased $15.3 million, or 7.3%, to $223.5 million from $208.2 million during the second quarter of 2004. When comparing the six months ended June 30, 2005 with the same period of 2004, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $103.9 million, primarily as a result of increases in public fund deposits. The rate paid on time deposit accounts increased 53 basis points to 3.0% versus the same period in 2004. During the second quarter of 2005, the average daily balance of time deposits increased $94.6 million to $485.4 million, and the rate paid increased 62 basis points to 3.1%, versus the second quarter of 2004.

     Management believes that it is important to grow demand deposit accounts in both the dollar volume and total number of accounts. These accounts typically provide the Company with opportunities to expand into ancillary activities for both retail and commercial customers. In addition, they represent low cost deposits. Furthermore, the Company is focused on growing transaction money market accounts which also provide a reasonable cost of funds and generally represent relationship accounts.

     Average daily balances of borrowings were $207.3 million during the six months ended June 30, 2005, versus $208.8 million during the same period of 2004, and the rate paid on borrowings increased 108 basis points to 2.7%. During the second quarter of 2005 the average daily balances of borrowings increased $16.7 million to $221.0 million, versus $204.2 million for the same period in 2004. The rate on borrowings increased 71 basis points when comparing the second quarter of 2005 with the same period of 2004. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 10.3% and 11.3%, respectively, when comparing the six-month and three-month periods ended June 30, 2005 versus the same periods in 2004.

The following tables set forth consolidated information regarding average balances and rates.


                                              DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                         INTEREST RATES AND INTEREST DIFFERENTIAL
                                                                (in thousands of dollars)
                                                                     Six Months Ended June 30,
                                           ------------------------------------------------------------------------------
                                                             2005                                    2004
                                           ------------------------------------      ------------------------------------
                                             Average       Interest                   Average       Interest
                                             Balance        Income     Yield (1)      Balance        Income     Yield (1)
                                           ------------   ----------   --------      ------------    ---------  ---------
 ASSETS
 Earning assets:
   Loans:
     Taxable (2)(3)                        $  1,031,180    $  30,667    6.00 %      $    895,679    $  23,131     5.19 %
     Tax exempt (1)                               4,411          112    5.10               8,575          186     4.37
   Investments: (1)
     Available for sale                         286,307        6,389    4.50             281,106        5,815     4.16
   Short-term investments                         4,429           55    2.50               6,128           29     0.95
   Interest bearing deposits                      3,467           46    2.68               3,448           20     1.17

                                           ------------    ---------                ------------    ---------
 Total earning assets                         1,329,794       37,269    5.65 %         1,194,936       29,181     4.91 %

 Nonearning assets:
   Cash and due from banks                       54,516            0                      49,704            0
   Premises and equipment                        25,038            0                      25,996            0
   Other nonearning assets                       43,528            0                      42,760            0
   Less allowance for loan loss losses          (11,133)           0                     (10,435)           0

                                           ------------    ---------                ------------    ---------
 Total assets                              $  1,441,743    $  37,269                $  1,302,961    $  29,181
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

(2)   Loan fees, which are immaterial in relation to total taxable loan interest income for the six months ended June 30, 2005 and 2004, are included as taxable loan interest income.

(3)   Nonaccrual loans are included in the average balance of taxable loans.



                                               DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                      INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                                  (in thousands of dollars)


                                                                        Six months Ended June 30,
                                           -----------------------------------------------------------------------------
                                                              2005                                    2004
                                           -----------------------------------      ------------------------------------
                                              Average       Interest                  Average        Interest
                                              Balance       Expense     Yield         Balance        Expense       Yield
                                           ------------    ---------    ------      ------------    ---------     ------
 LIABILITIES AND STOCKHOLDERS'
  EQUITY
 Interest bearing liabilities:
   Savings deposits                        $     71,927    $      35    0.10 %      $     67,611    $      48     0.14 %
   Interest bearing checking accounts           343,335        2,266    1.33             346,980        1,380     0.80
   Time deposits:
     In denominations under $100,000            222,311        3,289    2.98             214,077        3,016     2.83
     In denominations over $100,000             262,239        3,940    3.03             166,606        1,688     2.04
   Miscellaneous short-term bbborrowings        166,350        1,743    2.11             155,551          698     0.90
   Long-term borrowings                          40,974        1,035    5.09              53,297          994     3.75

                                           ------------    ---------                ------------    ---------
 Total interest bearing liabilities           1,107,136       12,308    2.24 %         1,004,122        7,824     1.57 %


 Noninterest bearing liabilities
  and stockholders' equity:
   Demand deposits                              219,907            0                     197,563            0
   Other liabilities                              9,579            0                       8,150            0
   Stockholders' equity                         105,121            0                      93,126            0
 Total liabilities and stockholders'
   equity                                  ------------    ---------                ------------    ---------
                                           $  1,441,743    $  12,308                $  1,302,961    $   7,824
                                           ============    =========                ============    =========

 Net interest differential - yield on
   average daily earning assets                            $  24,961    3.78 %                      $  21,357     3.60 %
                                                           =========                                =========


                                              DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                         INTEREST RATES AND INTEREST DIFFERENTIAL
                                                                (in thousands of dollars)
                                                                     Three Months Ended June 30,
                                           ------------------------------------------------------------------------------
                                                             2005                                    2004
                                           -----------------------------------      -------------------------------------
                                              Average       Interest                   Average      Interest
                                              Balance        Income    Yield (1)       Balance       Income     Yield (1)
                                           ------------    ---------    ------      ------------    ---------     ------
 ASSETS
 Earning assets:
   Loans:
     Taxable (2)(3)                        $  1,057,459    $  16,154    6.13 %      $    915,879    $  11,688     5.13 %
     Tax exempt (1)                               3,830           53    5.51               8,938          154     4.28
   Investments: (1)
     Available for sale                         286,638        3,237    4.53             280,159        2,751     3.95
   Short-term investments                         2,933           21    2.87               4,080           10     0.99
   Interest bearing deposits                      3,339           24    2.88               3,889           11     1.14

                                           ------------    ---------                ------------    ---------
 Total earning assets                         1,354,199       19,489    5.77 %         1,212,945       14,614     4.83 %

 Nonearning assets:
   Cash and due from banks                       54,909            0                      51,640            0
   Premises and equipment                        25,059            0                      25,928            0
   Other nonearning assets                       44,105            0                      43,011            0
   Less allowance for loan loss losses          (11,372)           0                     (10,509)           0

                                           ------------    ---------                ------------    ---------
 Total assets                              $  1,466,900    $  19,489                $  1,323,015    $  14,614
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

(2)   Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended June 30,
      2005 and 2004, are included as taxable loan interest income.

(3)   Nonaccrual loans are included in the average balance of taxable loans.


                                               DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                      INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                                  (in thousands of dollars)

                                                                     Three Months Ended June 30,
                                           -----------------------------------------------------------------------------
                                                             2005                                     2004
                                           -----------------------------------      ------------------------------------
                                              Average      Interest                   Average       Interest
                                              Balance       Expense     Yield         Balance        Expense      Yield
                                           ------------    ---------    ------      ------------    ---------     ------
 LIABILITIES AND STOCKHOLDERS'
  EQUITY
 Interest bearing liabilities:
   Savings deposits                        $     73,389    $      18    0.10 %      $     70,268    $      20     0.11 %
   Interest bearing checking accounts           347,468        1,274    1.47             347,633          642     0.74
   Time deposits:
     In denominations under $100,000            223,778        1,707    3.06             222,777        1,576     2.85
     In denominations over $100,000             261,652        2,083    3.19             168,048          863     2.07
   Miscellaneous short-term bbborrowings        180,046        1,063    2.37             160,113          352     0.88
   Long-term borrowings                          40,974          541    5.30              44,176          404     3.68

                                           ------------    ---------                ------------    ---------
 Total interest bearing liabilities           1,127,307        6,686    2.38 %         1,013,015        3,857     1.53 %


 Noninterest bearing liabilities
  and stockholders' equity:
   Demand deposits                              223,488            0                     208,225            0
   Other liabilities                              9,505            0                       7,967            0
   Stockholders' equity                         106,600            0                      93,808            0
 Total liabilities and stockholders'
  equity                                   ------------    ---------                ------------    ---------
                                           $  1,466,900    $   6,686                $  1,323,015    $   3,857
                                           ============    =========                ============    =========

 Net interest differential - yield on
   average daily earning assets                            $  12,803    3.78 %                      $  10,757     3.55 %
                                                           =========                                =========

Provision for Loan Losses

     Based on management's review of the adequacy of the allowance for loan losses, provisions for losses on loans of $1.1 million and $662,000 were recorded during the six-month and three-month periods ended June 30, 2005, versus provisions of $498,000 and $246,000 recorded during the same periods of 2004. The increase in the provision for loan losses for the periods ended June 30, 2005 reflected a number of factors, including the level of charge-offs, management's overall view on current credit quality, the amount and status of impaired loans and the amount and status of past due accruing loans (90 days or more), as discussed in more detail below in the analysis relating to the Company's financial condition.

Noninterest Income

     Noninterest income categories for the six and three-month periods ended June 30, 2005 and 2004 are shown in the following table:


                                                    Six Months Ended
                                                        June 30,
                                           ----------------------------------
                                                                    Percent
                                              2005        2004       Change
                                           ----------  ----------  ----------
                                                     (in thousands)
Trust and brokerage income                 $    1,519  $    1,519       0.0 %
Service charges on deposit accounts             3,252       3,354      (3.0)
Loan, insurance and service fees                  893         957      (6.7)
Merchant card fee income                        1,165       1,081       7.8
Other income                                    1,057         874      20.9
Net gains on the sale of real
  estate mortgages held for sale                  451         293      53.9
                                           ----------  ----------  ----------
     Total noninterest income              $    8,337  $    8,078       3.2 %
                                           ==========  ==========  ==========

                                                   Three Months Ended
                                                        June 30,
                                           ----------------------------------
                                                                    Percent
                                              2005        2004       Change
                                           ----------  ----------  ----------
                                                        (in thousands)
Trust and brokerage income                 $      791  $      780      1.4 %
Service charges on deposit accounts             1,703       1,697      0.4
Loan, insurance and service fees                  478         470      1.7
Merchant card fee income                          629         581      8.3
Other income                                      410         544    (24.6)
Net gains on the sale of real
  estate mortgages held for sale                  207         (27)   866.7
                                           ----------  ----------  ----------
     Total noninterest income              $    4,218  $    4,045      4.3 %
                                           ==========  ==========  ==========


     Noninterest income increased $259,000 and $173,000, respectively, in the six-month and three-month periods ended June 30, 2005, versus the same periods in 2004. Driving these increases were gains on sale of mortgages which increased $158,000 and $234,000, respectively, in the six-month and three-month periods ended June 30, 2005. The increases reflected a more favorable timing of mortgage sales into the secondary market during the second quarter of 2005 versus the second quarter of 2004. Other income increased in the six-month period ended June 30, 2005, primarily due to a $62,000 gain on the sale of other real estate. Partially offsetting these increases were decreases of $102,000 in service charges on deposit accounts. This decline was driven by increases in the earnings credit available to offset service charges on commercial checking accounts as well as reduced overdraft activity resulting in fewer overdraft charges.

Noninterest Expense

     Noninterest expense categories for the six-month and three-month periods ended June 30, 2005 and 2004 are shown in the following table:

                                                      Six Months Ended
                                                         June 30,
                                           ----------------------------------
                                                                     Percent
                                               2005        2004       Change
                                           ----------  ----------  ----------
                                                     (in thousands)
Salaries and employee benefits             $   10,173  $    9,784       4.0 %
Net occupancy expense                           1,331       1,168      14.0
Equipment costs                                 1,008         963       4.7
Data processing fees and supplies               1,129       1,245      (9.3)
Credit card interchange                           716         633      13.1
Other expense                                   4,304       4,310      (0.1)
                                           ----------  ----------  ----------
     Total noninterest expense             $   18,661  $   18,103       3.1 %
                                           ==========  ==========  ==========

                                                    Three Months Ended
                                                        June 30,
                                           ----------------------------------
                                                                      Percent
                                               2005        2004       Change
                                           ----------  ----------  ----------
                                                      (in thousands)
Salaries and employee benefits             $    5,027  $    4,859       3.5 %
Net occupancy expense                             675         590      14.4
Equipment costs                                   491         524      (6.3)
Data processing fees and supplies                 571         650     (12.2)
Credit card interchange                           388         343      13.1
Other expense                                   2,146       2,229      (3.7)
                                           ----------  ----------  ----------
     Total noninterest expense             $    9,298  $    9,195       1.1 %
                                           ==========  ==========  ==========

     Noninterest expense increased $558,000 and $103,000, respectively, in the six-month and three-month periods ended June 30, 2005 versus the same periods of 2004. Driving these increases were salaries and employee benefits, which increased $389,000 and $168,000, respectively, in the six-months and three-months ended June 30, 2005. The increases were due largely to higher health care costs as well as normal salary increases. In addition, net occupancy expense increased due to higher property tax expense. Offsetting these increases were decreases in data processing fees and supplies which declined due to lower processing costs.

Income Tax Expense

     Income tax expense increased $1.1 million, or 33.1%, for the first six months of 2005, compared to the same period in 2004. Income tax expense for the second quarter of 2005 increased $719,000, or 43.9%, compared to the same period of 2004. The combined state franchise tax expense and the federal income tax expense as a percentage of income before income tax expense increased to 34.5% during the first three months of 2005 compared to 32.8% during the same period in 2004. It increased to 34.9% for the second quarter of 2005, versus 32.9% for the second quarter of 2004. The increases were driven by a decrease in the amount of income derived from tax-advantaged sources during the six-month and three-month periods ended June 30, 2005, versus the comparable periods of 2004.


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

FINANCIAL CONDITION

     Total assets of the Company were $1.539 billion as of June 30, 2005, an increase of $85.5 million, or 5.9%, when compared to $1.453 billion as of December 31, 2004.

     Total cash and cash equivalents decreased by $10.9 million, or 10.5%, to $92.9 million at June 30, 2005 from $103.9 million at December 31, 2004. The decrease was primarily attributable to loan growth.

     Total securities available-for-sale increased by $3.0 million, or 1.0%, to $289.6 million at June 30, 2005 from $286.6 million at December 31, 2004. The increase was a result of a number of transactions in the securities portfolio. Securities purchases totaled $27.2 million. Offsetting this increase were securities paydowns totaling $20.7 million, maturities and calls of securities totaling $1.7 million, the amortization of premiums, net of the accretion of discounts totaling $1.4 million, and the fair market value of the securities portfolio decreased by $374,000. A rising interest rate environment during the first half of 2005 drove the market value decrease. The investment portfolio is managed to limit the Company's exposure to risk by containing mostly collateralized mortgage obligations and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

     Real estate mortgages held-for-sale increased by $1.3 million, or 42.7%, to $4.3 million at June 30, 2005 from $3.0 million at December 31, 2004. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the six months ended June 30, 2005, $21.8 million in real estate mortgages were originated for sale and $20.8 million in mortgages were sold.

     Total loans, excluding real estate mortgages held-for-sale, increased by $90.8 million, or 9.1%, to $1.094 billion at June 30, 2005 from $1.003 billion at December 31, 2004. The mix of loan types within the Company's portfolio consisted of 80% commercial, 6% real estate and 14% consumer loans at June 30, 2005 compared to 79% commercial, 5% real estate and 16% consumer at December 31, 2004.

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

     Loans are charged against the allowance for loan losses when management believes that the uncollectibility of the principal is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined based on the application of loss allocations to graded loans. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans - substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At June 30, 2005, on the basis of management's review of the loan portfolio, the Company had $31.0 million of assets classified as special mention, $26.1 million classified as substandard, $933,000 classified as doubtful and $0 classified as loss as compared to $32.1 million, $23.3 million, $751,000 and $0 at December 31, 2004.

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

     Total impaired loans decreased by $543,000 to $8.8 million at June 30, 2005 from $9.3 million at December 31, 2004. The decrease in the impaired loans category resulted primarily from the payoff of an impaired commercial credit. The impaired loan total included $6.7 million in nonaccrual loans. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The following table summarizes nonperforming assets at June 30, 2005 and December 31, 2004.

                                                    June 30,     December 31,
                                                      2005           2004
                                                  ------------   ------------
                                                         (in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans                                  $      6,665   $      7,213
Loans past due over 90 days and accruing                 2,542          2,778
                                                  ------------   ------------
Total nonperforming loans                                9,207          9,991
                                                  ------------   ------------
Other real estate                                            0            261
Repossessions                                               14             13
                                                  ------------   ------------
Total nonperforming assets                        $      9,221   $     10,265
                                                  ============   ============

Total impaired loans                              $      8,766   $      9,309

Nonperforming loans to total loans                       0.85%          1.01%
Nonperforming assets to total assets                     0.60%          0.71%


     Total deposits increased by $10.5 million, or 0.9% to $1.126 billion at June 30, 2005 from $1.115 billion at December 31, 2004. The increase resulted from increases of $49.5 million in certificates of deposit and $1.7 million in money market accounts. Offsetting these increases were declines of $29.7 million in Investors' Money Market accounts, $4.9 million in demand deposits, $4.3 million in NOW accounts and $1.8 million in savings accounts. Total short-term borrowings increased by $68.4 million, or 36.9%, to $254.1 million at June 30, 2005 from $185.7 million at December 31, 2004. The increase resulted primarily from increases of $49.5 million in federal funds purchased, and $14.9 million in other borrowings, primarily short-term advances from the Federal Home Loan Bank of Indianapolis.

     Total stockholders' equity increased by $6.7 million, or 6.6%, to $108.5 million at June 30, 2005 from $101.8 million at December 31, 2004. Net income of $8.5 million, minus dividends of $2.7 million, plus $1.2 million for stock issued through options exercised, minus the decrease in the accumulated other comprehensive income of $241,000, minus $81,000 for the cost of treasury stock purchased, comprised most of this increase.

     The Federal Deposit Insurance Corporation's risk based capital regulations require that all banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Company's ratios continue to be above "well capitalized" levels. As of June 30, 2005, the Company's Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio were 9.0%, 11.0% and 12.0%, respectively.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rate risk represents the Company's primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2005. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company's needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At June 30, 2005, the Company's potential pretax exposure was within the Company's policy limit, and not significantly different from December 31, 2004.

ITEM 4 - CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2005. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. During the quarter ended June 30, 2005, the Company has not made a change to its disclosure controls and procedures or its internal controls over financial reporting that has materially affected or is reasonably likely to materially affect its disclosure controls or its controls over financial reporting.

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

                                 June 30, 2005

                          Part II - Other Information

Item 1. Legal proceedings
        -----------------
        There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -------------------------------------------------------------
        The following table provides information as of June 30, 2005 with respect to shares of common stock repurchased by the Company during the quarter then ended:

                   Issuer Purchases of Equity Securities(a)

                                          Total Number of     Maximum Number
                                         Shares Purchased   of Shares that May
             Total Number    Average    as Part of Publicly   Yet Be Purchased
              of Shares     PricePaid     Announced Plans    Under the Plan or
Period        Purchased     Per Share       or Programs          Programs
-------       ----------     -------          ---------          -----------
April 1-30         231       $ 36.20                 0                     0
May 1-31             0       $     0                 0                     0
June 1-30            0       $     0                 0                     0
                 -----       -------          ---------          -----------
Total              231       $ 36.20
                 =====       =======

 (a) The shares purchased during the periods were credited to the deferred share accounts of seven non-employee directors under the Company's directors' deferred compensation plan.

Item 3. Defaults Upon Senior Securities
        -------------------------------
        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        On April 12, 2005, the Company's annual meeting of stockholders was held. At the meeting, the stockholders ratified the selection of Crowe Chizek and Company LLC as the Company's independent auditors for the year ended December 31, 2005, and Robert E. Bartels, Jr.,

        Michael L. Kubacki, Steven D. Ross and M. Scott Welch were elected to serve as directors with terms expiring in 2008. Continuing as directors until 2006 are Allan J. Ludwig, Emily E. Pichon and Richard
        L. Pletcher. Continuing as directors until 2007 are L. Craig Fulmer, Charles E. Niemier, Donald B. Steininger and Terry L. Tucker.

        Election of Directors:
                                          For            Withheld
                                          ---            --------
        Robert L. Bartels, Jr.          4,968,966          11,121
        Michael L. Kubacki              4,724,260         255,830
        Steven D. Ross                  4,972,444           7,646
        M. Scott Welch                  4,972,519           7,571

        Ratification of Auditors:
                                                                      Broker
                                         For      Against   Abstain  Non-votes
                                         ---      -------   -------  ---------
        Crowe Chizek and Company LLC  4,951,629    19,785         0          0


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

                                 June 30, 2005

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



                        LAKELAND FINANCIAL CORPORATION
                                 (Registrant)




Date: August 1, 2005         /s/Michael L. Kubacki
                             Michael L. Kubacki - President and Chief
                             Executive Officer




Date: August 1, 2005         /s/David M. Findlay
                             David M. Findlay - Executive Vice President
                             and Chief Financial Officer




Date: August 1, 2005         /s/Teresa A. Bartman
                             Teresa A. Bartman - Vice President and
                             Controller