Form 10-Q
period 2005-09-30
LAKELAND FINANCIAL CORP
filed 2005-11-07
CIK 721994

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                YES [ ] NO [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                      Outstanding at October 31, 2005
Common Stock, No Par Value                        5,946,742

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
Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . 31

Form 10-Q Signature Page. . . . . . . . . . . . . . . . . . . . . . 32



                                                               Part 1
                                                   LAKELAND FINANCIAL CORPORATION
                                                   ITEM 1 - FINANCIAL STATEMENTS


                                                   LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                           As of September 30, 2005 and December 31, 2004
                                                           (in thousands)

                                                           (Page 1 of 2)

                                                                                   September 30,   December 31,
                                                                                        2005           2004
                                                                                    ------------   ------------
                                                                                     (Unaudited)
ASSETS
Cash and due from banks                                                             $     56,361   $     81,144
Short-term investments                                                                     6,082         22,714
                                                                                    ------------   ------------
     Total cash and cash equivalents                                                      62,443        103,858

Securities available-for-sale (carried at fair value)                                    289,198        286,582

Real estate mortgages held-for-sale                                                        3,478          2,991

Loans, net of allowance for loan losses of $12,233 and $10,754                         1,133,133        992,465

Land, premises and equipment, net                                                         24,820         25,057
Bank owned life insurance                                                                 17,521         16,896
Accrued income receivable                                                                  6,503          5,765
Goodwill                                                                                   4,970          4,970
Other intangible assets                                                                    1,087          1,245
Other assets                                                                              14,560         13,293
                                                                                    ------------   ------------
     Total assets                                                                   $  1,557,713   $  1,453,122
                                                                                    ============   ============

                                                            (Continued)

                                                   LAKELAND FINANCIAL CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                           As of September 30, 2005 and December 31, 2004
                                         (in thousands except for share and per share data)

                                                           (Page 2 of 2)
                                                                                   September 30,   December 31,
                                                                                        2005           2004
                                                                                    ------------   ------------
                                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Noninterest bearing deposits                                                        $    228,242   $    237,261
Interest bearing deposits                                                              1,022,728        878,138
                                                                                    ------------   ------------
     Total deposits                                                                    1,250,970      1,115,399

Short-term borrowings:
  Federal funds purchased                                                                  2,600         20,000
  Securities sold under agreements
    to repurchase                                                                         70,626         88,057
  U.S. Treasury demand notes                                                               1,428          2,593
  Other borrowings                                                                        70,000         75,000
                                                                                    ------------   ------------
     Total short-term borrowings                                                         144,654        185,650

Accrued expenses payable                                                                   8,797          7,445
Other liabilities                                                                          1,847          1,889
Long-term borrowings                                                                      10,046         10,046
Subordinated debentures                                                                   30,928         30,928
                                                                                    ------------   ------------
     Total liabilities                                                                 1,447,242      1,351,357

STOCKHOLDERS' EQUITY
Common stock: No par value, 90,000,000 shares authorized,
  5,985,354 shares issued and 5,946,864 outstanding as of
  September 30, 2005, and 5,915,854 shares issued and 5,881,283
  outstanding at December 31, 2004                                                         1,453          1,453
Additional paid-in capital                                                                14,259         12,463
Retained earnings                                                                         98,729         89,864
Accumulated other comprehensive loss                                                      (3,060)        (1,267)
Treasury stock, at cost                                                                     (910)          (748)
                                                                                    ------------   ------------
     Total stockholders' equity                                                          110,471        101,765
                                                                                    ------------   ------------

     Total liabilities and stockholders' equity                                     $  1,557,713   $  1,453,122
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                   LAKELAND FINANCIAL CORPORATION
                                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                               For the Three Months and Nine Months Ended September 30, 2005 and 2004
                                         (in thousands except for share and per share data)

                                                            (Unaudited)

                                                           (Page 1 of 2)

                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                      ---------------------------   ---------------------------
                                                          2005           2004           2005           2004
                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME
----------------------------
Interest and fees on loans:
  Taxable                                             $     17,894   $     12,352   $     48,561   $     35,255
  Tax exempt                                                    47             67            132            206
 Interest and dividends on securities:
  Taxable                                                    2,313          1,971          6,949          6,018
  Tax exempt                                                   585            585          1,759          1,757
 Short-terminvestments                                          83             33            184             82
                                                      ------------   ------------   ------------   ------------
   Total interest income                                    20,922         15,008         57,585         43,318

Interest on deposits                                         6,609          3,249         16,139          9,381
Interest on short-term borrowings                            1,207            517          2,950          1,215
Interest on long-term borrowings                               572            428          1,607          1,422
                                                      ------------   ------------   ------------   ------------
   Total interest expense                                    8,388          4,194         20,696         12,018
                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME                                         12,534         10,814         36,889         31,300
-------------------
Provision for loan losses                                      659            150          1,779            648
                                                      ------------   ------------   ------------   ------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                   11,875         10,664         35,110         30,652
-------------------------                             ------------   ------------   ------------   ------------
NONINTEREST INCOME
------------------
Trust and brokerage income                                     742            800          2,261          2,319
Service charges on deposit accounts                          1,860          1,840          5,112          5,194
Loan, insurance and service fees                               440            521          1,333          1,706
Merchant card fee income                                       692            576          1,857          1,657
Other income                                                   371            363          1,428          1,237
Net gains on sale of real estate mortgages
 held for sale                                                 275            431            726            724
                                                      ------------   ------------   ------------   ------------
   Total noninterest income                                  4,380          4,531         12,717         12,837

NONINTEREST EXPENSE
-------------------
Salaries and employee benefits                               5,051          4,921         15,224         14,705
Net occupancy expense                                          728            634          2,059          1,802
Equipment costs                                                468            569          1,476          1,532
Data processing fees and supplies                              586            656          1,715          1,901
Credit card interchange                                        442            404          1,158          1,037
Other expense                                                2,080          2,017          6,384          6,327
                                                      ------------   ------------   ------------   ------------
   Total noninterest expense                                 9,355          9,201         28,016         27,304


                                                            (Continued)


                                                   LAKELAND FINANCIAL CORPORATION
                                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                               For the Three Months and Nine Months Ended September 30, 2005 and 2004
                                         (in thousands except for share and per share data)

                                                            (Unaudited)

                                                           (Page 2 of 2)

                                                           Three Months Ended            Nine Months Ended
                                                             September 30,                 September 30,
                                                      ---------------------------   ---------------------------
                                                          2005           2004           2005           2004
                                                      ------------   ------------   ------------   ------------
INCOME BEFORE INCOME TAX EXPENSE                             6,900          5,994         19,811         16,185
--------------------------------
Income tax expense                                           2,378          2,043          6,830          5,388
                                                      ------------   ------------   ------------   ------------
NET INCOME                                            $      4,522   $      3,951   $     12,981   $     10,797
----------                                            ============   ============   ============   ============
Other comprehensive income/(loss), net of tax:
  Unrealized gain/(loss) on available-
    for-sale securities                                     (1,552)         3,007         (1,793)           486
                                                      ------------   ------------   ------------   ------------

TOTAL COMPREHENSIVE INCOME                            $      2,970   $      6,958   $     11,188   $     11,283
                                                      ============   ============   ============   ============

AVERAGE COMMON SHARES OUTSTANDING FOR BASIC EPS          5,978,865      5,874,981      5,956,507      5,859,191

BASIC EARNINGS PER COMMON SHARE                       $       0.76   $       0.67   $       2.18   $       1.84
-------------------------------                       ============   ============   ============   ============
AVERAGE COMMON SHARES OUTSTANDING FOR DILUTED EPS        6,154,776      6,058,608      6,139,587      6,053,125

DILUTED EARNINGS PER SHARE                            $       0.73   $       0.65   $       2.11   $       1.78
--------------------------                            ============   ============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


                                                   LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       For the Nine Months Ended September 30, 2005 and 2004
                                                           (in thousands)

                                                            (Unaudited)

                                                           (Page 1 of 2)
                                                                                        2005           2004
                                                                                    ------------   ------------
Cash flows from operating activities:
  Net income                                                                        $     12,981   $     10,797
                                                                                    ------------   ------------
Adjustments to reconcile net income to net cash
  from operating activities:

  Depreciation                                                                             1,214          1,492
  Provision for loan losses                                                                1,779            648
  Amortization of intangible assets                                                          158            161
  Amortization of loan servicing rights                                                      449            408
  Net change in loan servicing rights valuation allowance                                   (109)           (85)
  Loans originated for sale                                                              (34,192)       (48,555)
  Net gain on sale of loans                                                                 (725)          (724)
  Proceeds from sale of loans                                                             34,114         49,977
  Net (gain) loss on sale of premises and equipment                                          (74)            91
  Net securities amortization                                                              2,003          2,817
  Stock compensation expense                                                                   0             33
  Earnings on life insurance                                                                (593)          (466)
  Net change:
    Accrued income receivable                                                               (738)          (244)
    Accrued expenses payable                                                               2,417           (225)
    Other assets                                                                            (815)         2,008
    Other liabilities                                                                        (42)           215
                                                                                    ------------   ------------
     Total adjustments                                                                     4,846          7,551
                                                                                    ------------   ------------
        Net cash from operating activities                                                17,827         18,348
                                                                                    ------------   ------------
Cash flows from investing activities:
  Proceeds from maturities, sales and calls of securities available-for-sale              37,206         52,098
  Purchases of securities available-for-sale                                             (44,653)       (57,774)
  Purchase of life insurance                                                                 (32)          (117)
  Net increase in total loans                                                           (142,447)       (81,937)
  Proceeds from sales of land, premises and equipment                                        591             74
  Purchase of land, premises and equipment                                                (1,494)          (872)
                                                                                    ------------   ------------
        Net cash from investing activities                                              (150,829)       (88,528)
                                                                                    ------------   ------------
                                                            (Continued)


                                                   LAKELAND FINANCIAL CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       For the Nine Months Ended September 30, 2005 and 2004
                                                           (in thousands)

                                                            (Unaudited)

                                                           (Page 2 of 2)
                                                                                        2005           2004
                                                                                    ------------   ------------
Cash flows from financing activities:
  Net increase in total deposits                                                    $    135,571   $    117,122
  Net decrease in short-term borrowings                                                  (40,996)       (27,675)
  Payments on long-term borrowings                                                             0        (20,001)
  Dividends paid                                                                          (3,984)        (3,572)
  Proceeds from stock options exercise                                                     1,158            852
  Purchase of treasury stock                                                                (162)          (157)
                                                                                    ------------   ------------
        Net cash from financing activities                                                91,587         66,569
                                                                                    ------------   ------------
  Net increase (decrease) in cash and cash equivalents                                   (41,415)        (3,611)

Cash and cash equivalents at beginning of the period                                     103,858         57,441
                                                                                    ------------   ------------
Cash and cash equivalents at end of the period                                      $     62,443   $     53,830
                                                                                    ============   ============
Cash paid during the period for:
  Interest                                                                          $     18,971   $     11,437
                                                                                    ============   ============
  Income taxes                                                                      $      6,620   $      3,602
                                                                                    ============   ============
Loans transferred to other real estate                                              $          0   $          7
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        LAKELAND FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2005

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

     The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The 2004 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.


NOTE 2.  EARNINGS PER SHARE

     Basic earnings per common share is based upon weighted-average common shares outstanding. Diluted earnings per share show the dilutive effect of additional common shares issueable.

     Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income at the time of grant, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. No additional options were granted in the first nine months of 2005. Had compensation cost for stock options been recorded in the financial statements, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.

                                                           Nine Months Ended
                                                             September 30,
                                                           2005        2004
                                                        ---------   ---------
Net income (in thousands) as reported                   $  12,981   $  10,797
Deduct: stock-based compensation expense
 determined under fair value based method                     246         312
                                                        ---------   ---------
Pro forma net income                                    $  12,735   $  10,485
                                                        =========   =========
Basic earnings per common share as reported             $    2.18   $    1.84
Pro forma basic earnings per share                      $    2.14   $    1.79
Diluted earnings per share as reported                  $    2.11   $    1.78
Pro forma diluted earnings per share                    $    2.07   $    1.73



                                                           Three Months Ended
                                                             September 30,
                                                           2005        2004
                                                        ---------   ---------
Net income (in thousands) as reported                   $   4,522   $   3,951
Deduct: stock-based compensation expense
 determined under fair value based method                      66         103
                                                        ---------   ---------
Pro forma net income                                    $   4,456   $   3,848
                                                        =========   =========
Basic earnings per common share as reported             $    0.76   $    0.67
Pro forma basic earnings per share                      $    0.75   $    0.66
Diluted earnings per share as reported                  $    0.73   $    0.65
Pro forma diluted earnings per share                    $    0.72   $    0.64


     The common shares outstanding for the stockholders' equity section of the consolidated balance sheet at September 30, 2005 reflects the holding of 38,490 shares of Company common stock to offset a liability for a directors' deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

NOTE 3.  LOANS
                                              September 30,  December 31,
                                                   2005          2004
                                               ------------  ------------
                                                     (in thousands)
Commercial and industrial loans                $    814,331  $    688,211
Agri-business and agricultural loans                 99,792       102,749
Real estate mortgage loans                           62,563        47,642
Real estate construction loans                        6,679         6,719
Installment loans and credit cards                  162,005       158,065
                                               ------------  ------------
  Subtotal                                        1,145,370     1,003,386
Less:  Allowance for loan losses                    (12,233)      (10,754)
       Net deferred loan fees                            (4)         (167)
                                               ------------  ------------
  Loans, net                                   $  1,133,133  $    992,465
                                               ============  ============

Impaired loans                                 $      7,207  $      9,309

Non-performing loans                           $      7,818  $      9,991

Allowance for loan losses to total loans              1.07%         1.07%


Changes in the allowance for loan losses are summarized as follows:

                                           Nine months ended
                                             September 30,
                                          ------------------
                                            2005      2004
                                          --------  --------
Balance at beginning of period            $ 10,754  $ 10,234
Provision for loan losses                    1,779       648
Charge-offs                                   (410)     (381)
Recoveries                                     110       240
                                          --------  --------
  Net loans charged-off                        300       141
                                          --------  --------
Balance at end of period                  $ 12,233  $ 10,741
                                          ========  ========

NOTE 4.  SECURITIES

The fair values of securities available for sale were as follows:

                                              September 30,  December 31,
                                                   2005          2004
                                               ------------  ------------
                                                     (in thousands)
U.S. Treasury securities                       $        972  $        989
U.S. Government agencies                             30,691        22,885
Mortgage-backed securities                          204,440       208,961
State and municipal securities                       53,095        53,747
                                               ------------  ------------
  Total                                        $    289,198  $    286,582
                                               ============  ============

     As of September 30, 2005, net unrealized losses on the total securities available for sale portfolio totaled $3.0 million. As of December 31, 2004, net unrealized losses on the total securities available for sale portfolio totaled $142,000.


NOTE 5.  EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

                                  Nine Months Ended September 30
                                ----------------------------------
                                Pension Benefits     SERP Benefits
                                ----------------     -------------
                                   2005   2004        2005   2004
                                   ----   ----        ----   ----
Service cost                       $  0   $  0        $  0   $  0
Interest cost                       112    112          60     62
Expected return on plan assets     (109)   (94)        (77)   (75)
Recognized net actuarial loss        28     29          33     27
                                   ----   ----        ----   ----
  Net pension expense              $ 31   $ 47        $ 16   $ 14
                                   ====   ====        ====   ====

                                 Three Months Ended September 30
                                ----------------------------------
                                Pension Benefits     SERP Benefits
                                ----------------     -------------
                                   2005   2004        2005   2004
                                   ----   ----        ----   ----
Service cost                       $  0   $  0        $  0   $  0
Interest cost                        37     38          20     20
Expected return on plan assets      (36)   (32)        (26)   (25)
Recognized net actuarial loss         9     10          12      9
                                   ----   ----        ----   ----
  Net pension expense              $ 10   $ 16        $  6   $  4
                                   ====   ====        ====   ====

     The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $422,000 to its pension plan and $106,000 to its SERP plan in 2005. As of September 30, 2005, $106,000 had been contributed to the SERP plan and $468,000 to the pension plan. The Company does not anticipate making any additional contributions to its pension plan or SERP plan during the remainder of 2005.


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

                                    Part 1
                        LAKELAND FINANCIAL CORPORATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      and
                             RESULTS OF OPERATION

                              September 30, 2005


OVERVIEW

     Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in northern Indiana. The Company earned $13.0 million for the first nine months of 2005, versus $10.8 million in the same period of 2004, an increase of 20.2%. The increase was driven by a $5.6 million increase in net interest income. Offsetting this positive impact were increases of $1.1 million in the provision for loan losses and $712,000 in noninterest expense. Basic earnings per share for the first nine months of 2005 were $2.18 per share versus $1.84 per share for the first nine months of 2004. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the first nine months of 2005 were $2.11 per share, versus $1.78 per share for the first nine months of 2004.

     Net income for the third quarter of 2005 was $4.5 million, an increase of 14.5% versus $4.0 million for the comparable period of 2004. The increase was driven by a $1.7 million increase in net interest income. Offsetting this positive impact were increases of $509,000 in the provision for loan losses and decreases of $151,000 in noninterest income. Basic earnings per share for the third quarter of 2005 were $0.76 per share, versus $0.67 per share for the third quarter of 2004. Diluted earnings per share for the third quarter of 2005 were $0.73 per share, versus $0.65 per share for the third quarter of 2004.

RESULTS OF OPERATIONS

Net Interest Income

     For the nine-month period ended September 30, 2005, net interest income totaled $36.9 million, an increase of 17.9%, or $5.6 million versus the first nine months of 2004. Net interest income increased in the nine-month period of 2005 versus the comparable period of 2004, primarily due to a $151.6 million, or 12.6% increase in average earning assets to $1.358 billion. In addition, the net interest margin increased by 15 basis points from 3.57% to 3.72%. For the three-month period ended September 30, 2005, net interest income totaled $12.5 million, an increase of 15.9%, or $1.7 million. This increase was driven by a $184.5 million, or 15.0% increase in average earning assets to $1.414 billion, versus the same period in 2004.

     Given the Company's mix of interest earning assets and interest bearing liabilities at September 30, 2005, the Company would generally be considered to have an asset sensitive balance sheet. This balance sheet structure would normally be expected to produce a stable or improving net interest margin in a rising rate environment. Despite this balance sheet structure and a rising rate environment during 2005, the Company experienced net interest margin compression in the third quarter of 2005 versus the second quarter of 2005. Management attributes this compression primarily to a highly competitive deposit pricing environment that is having a negative impact on the net interest margin. In addition, the Company's mix of deposits has shifted to more reliance on certificates of deposits, which generally carry a higher interest rate cost than other types of interest bearing deposits.

     During the first nine months of 2005, total interest and dividend income increased by $14.3 million, or 32.9% to $57.6 million, versus $43.3 million during the first nine months of 2004. During the third quarter of 2005, interest and dividend income increased by $5.9 million, or 39.4%, to $20.9 million, versus $15.0 million during the same quarter of 2004. These increases were primarily the result of increases in interest rates generally, as well as an increase in average earning assets. The tax equivalent yield on average earning assets increased by 86 basis points to 5.8% for the nine-month period ended September 30, 2005 versus the same period of 2004. For the third quarter of 2005, the yield increased 99 basis points to 6.0%, versus 5.0% for the third quarter of 2004.

     The average daily loan balances for the first nine months of 2005 increased 16.0% to $1.063 billion, over the average daily loan balances of $916.2 million for the same period of 2004. During the same period, loan interest income increased by $13.2 million, or 37.3%, to $48.7 million. The increase was the result of a 90 basis point increase in the tax equivalent yield on loans to 6.1% from 5.2% in the first nine months of 2004. The average daily loan balances for the third quarter of 2005 increased $176.0 million, or 18.7%, to $1.116 billion, versus $939.9 million for the third quarter of 2004. During the same period, loan interest income increased by $5.5 million, or 44.5%, to $17.9 million versus $12.4 million during the third quarter of 2004. The increase was driven by a 107 basis point increase in the tax equivalent yield on loans, to 6.4%, versus 5.3% in the third quarter of 2004.

     The average daily securities balances for the first nine months of 2005 increased $6.2 million, or 2.2%, to $286.9 million, versus $280.7 million for the same period of 2004. During the same periods, income from securities increased by $933,000, or 12.0%, to $8.7 million versus $7.8 million during the first nine months of 2004. The increase was primarily the result of a 34 basis point increase in the tax equivalent yields on securities, to 4.5% versus 4.1% in the first nine months of 2004. The average daily securities balances for the third quarter of 2005 increased $8.1 million, or 2.9%, to $288.0 million, versus $279.9 million for the same period of 2004. During the same periods, income from securities increased by $342,000, or 13.4%, to $2.9 million, versus $2.6 million in the third quarter of 2004. The increase was driven by a 33 basis point increase in the tax equivalent yield in securities to 4.4% versus 4.1% in the third quarter of 2004.

     Total interest expense increased $8.7 million, or 72.2%, to $20.7 million for the nine-month period ended September 30, 2005, from $12.0 million for the comparable period in 2004. The increase was primarily the result of a 70 basis point increase in the Company's daily cost of funds to 2.04%, versus 1.34% for the same period of 2004. Total interest expense increased $4.2 million, or 100.0%, to $8.4 million for the third quarter of 2005, versus $4.2 million for the third quarter of 2004. The increase was primarily the result of a 102 basis point increase in the Company's daily cost of funds to 2.4%, from 1.4% for the same period of 2004. Increases in total deposits also contributed to increases in total interest expense over the two periods.

     On an average daily basis, total deposits (including demand deposits) increased $141.6 million, or 14.1%, to $1.144 billion for the nine-month period ended September 30, 2005, versus $1.003 billion during the same period in 2004. The average daily balances for the third quarter of 2005 increased $170.4 million, or 16.7%, to $1.193 billion from $1.022 billion during the third quarter of 2004. On an average daily basis, noninterest bearing demand deposits increased $16.4 million, or 8.1% for the nine-month period ended September 30, 2005, versus the same period in 2004. The average daily noninterest bearing demand deposit balances for the third quarter of 2005 increased $4.8 million, or 2.2%, to $217.0 million from $212.2 million during the third quarter of 2004. When comparing the nine months ended September 30, 2005 with the same period of 2004, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $134.0 million, primarily as a result of increases in public fund deposits and brokered certificates of deposit. More public fund deposits have become available due to increased property tax collections resulting from the resolution of difficulties associated with the property tax reassessment process in Indiana. The rate paid on time deposit accounts increased 70 basis points to 3.2% for the nine-month period ended September 30, 2005, versus the same period in 2004. During the third quarter of 2005, the average daily balance of time deposits increased $193.1 million to $580.8 million, and the rate paid increased 97 basis points to 3.6%, versus the third quarter of 2004.

     Management believes that it is important to grow demand deposit accounts in both dollar volume and total number of accounts. These accounts typically provide the Company with opportunities to expand into ancillary activities for both retail and commercial customers. In addition, they represent low cost deposits. Furthermore, the Company is focused on growing transaction money market accounts which also provide a reasonable cost of funds and generally represent relationship accounts.

     Due to strong loan growth and additional relationship opportunities the Company continues to focus on public fund deposits as a core funding strategy. In addition, the Company has introduced brokered certificates of deposit to the funding mix as a result of loan growth.

     Average daily balances of borrowings were $209.3 million during the nine months ended September 30, 2005, versus $208.6 million during the same period of 2004, and the rate paid on borrowings increased 122 basis points to 2.9%. During the third quarter of 2005, the average daily balances of borrowings increased $2.3 million to $213.3 million, versus $211.0 million for the same period in 2004. The rate on borrowings increased 154 basis points when comparing the third quarter of 2005 with the same period of 2004. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 11.8% and 14.0%, respectively, when comparing the nine-month and three-month periods ended September 30, 2005 versus the same periods in 2004. The following tables set forth consolidated information regarding average balances and rates.




                                              DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                         INTEREST RATES AND INTEREST DIFFERENTIAL
                                                                (in thousands of dollars)

                                                                          Nine Months Ended September 30,
                                                  --------------------------------------------------------------------------
                                                                    2005                                 2004
                                                  ------------------------------------  ------------------------------------
                                                     Average      Interest                Average      Interest
                                                     Balance       Income    Yield (1)    Balance        Income    Yield (1)
                                                  ------------   ---------    ------    ------------   ---------    ------
 ASSETS
 Earning assets:
   Loans:
     Taxable (2)(3)                               $  1,058,227   $  48,561    6.14 %    $    907,573   $  35,255    5.19 %
     Tax exempt (1)                                      4,416         172    5.21             8,655         275    4.24
   Investments: (1)
     Available for sale                                286,866       9,569    4.46           280,704       8,658    4.12
   Short-term investments                                4,761          83    1.49             5,779          46    1.20
   Interest bearing deposits                             3,838         101    3.52             3,782          36    1.27

                                                  ------------   ---------              ------------   ---------
 Total earning assets                                1,358,108      58,486    5.76 %       1,206,493      44,270    4.90 %

 Nonearning assets:
   Cash and due from banks                              54,439           0                    50,109           0
   Premises and equipment                               25,068           0                    25,888           0
   Other nonearning assets                              43,907           0                    42,549           0
   Less allowance for loan loss losses                 (11,403)          0                   (10,515)          0

                                                  ------------   ---------              ------------   ---------
 Total assets                                     $  1,470,119   $  58,486              $  1,314,524   $  44,270
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

(2)   Loan fees, which are immaterial in relation to total taxable loan interest income for the nine months ended September 30,
      2005 and 2004, are included as taxable loan interest income.

(3)   Nonaccrual loans are included in the average balance of taxable loans.



                                               DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                      INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                                  (in thousands of dollars)
                                                                         Nine months Ended September 30,
                                                  ------------------------------------------------------------------------
                                                                    2005                                 2004
                                                  ----------------------------------    ----------------------------------
                                                     Average      Interest                Average       Interest
                                                     Balance      Expense     Yield       Balance       Expense      Yield
                                                  ------------   ---------    ------    ------------   ---------    ------
 LIABILITIES AND STOCKHOLDERS'
  EQUITY
 Interest bearing liabilities:
   Savings deposits                               $     71,668   $      58    0.11 %    $     68,375   $      65    0.13 %
   Interest bearing checking accounts                  336,705       3,649    1.45           348,794       2,097    0.80
   Time deposits:
     In denominations under $100,000                   225,411       5,179    3.07           216,224       4,575    2.83
     In denominations over $100,000                    291,589       7,253    3.33           166,816       2,644    2.12
   Miscellaneous short-term bbborrowings               168,365       2,950    2.34           160,396       1,215    1.01
   Long-term borrowings                                 40,974       1,607    5.24            48,200       1,422    3.94

                                                  ------------   ---------              ------------   ---------
 Total interest bearing liabilities                  1,134,712      20,696    2.44 %       1,008,805      12,018    1.59 %

 Noninterest bearing liabilities
  and stockholders' equity:
   Demand deposits                                     218,925           0                   202,493           0
   Other liabilities                                     9,697           0                     8,145           0
   Stockholders' equity                                106,785           0                    95,081           0
 Total liabilities and stockholders'
   equity                                         ------------   ---------              ------------   ---------
                                                  $  1,470,119   $  20,696              $  1,314,524   $  12,018
                                                  ============   =========              ============   =========

 Net interest differential - yield on
   average daily earning assets                                  $  37,790    3.72 %                   $  32,252    3.57 %
                                                                 =========                             =========


                                              DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                         INTEREST RATES AND INTEREST DIFFERENTIAL
                                                                (in thousands of dollars)
                                                                        Three Months Ended September 30,
                                                  ------------------------------------------------------------------------
                                                                   2005                                  2004
                                                  ----------------------------------    ----------------------------------
                                                     Average     Interest                 Average       Interest
                                                     Balance      Income     Yield (1)    Balance        Income    Yield (1)
                                                  ------------   ---------    ------    ------------   ---------    ------
 ASSETS
 Earning assets:
   Loans:
     Taxable (2)(3)                               $  1,111,440   $  17,894    6.39 %    $    931,102   $  12,352    5.34 %
     Tax exempt (1)                                      4,426          62    5.60             8,812          89    4.01
   Investments: (1)
     Available for sale                                287,968       3,180    4.38           279,907       2,850    4.05
   Short-term investments                                5,412          45    3.30             5,090          17    1.33
   Interest bearing deposits                             4,568          38    3.30             4,445          16    1.43

                                                  ------------   ---------              ------------   ---------
 Total earning assets                                1,413,814      21,219    5.95 %       1,229,356      15,324    4.96 %

 Nonearning assets:
   Cash and due from banks                              54,287           0                    50,910           0
   Premises and equipment                               25,124           0                    25,674           0
   Other nonearning assets                              44,652           0                    43,701           0
   Less allowance for loan loss losses                 (11,932)          0                   (10,673)          0

                                                  ------------   ---------              ------------   ---------
 Total assets                                     $  1,525,945   $  21,219              $  1,338,968   $  15,324
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

(2)   Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended September
      30, 2005 and 2004, are included as taxable loan interest income.

(3)   Nonaccrual loans are included in the average balance of taxable loans.


                                               DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                                                      INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
                                                                  (in thousands of dollars)
                                                                       Three Months Ended September 30,
                                                  ------------------------------------------------------------------------
                                                                   2005                                 2004
                                                  ----------------------------------    ----------------------------------
                                                     Average      Interest                Average      Interest
                                                     Balance      Expense     Yield       Balance       Expense     Yield
                                                  ------------   ---------    ------    ------------   ---------    ------
 LIABILITIES AND STOCKHOLDERS'
  EQUITY
 Interest bearing liabilities:
   Savings deposits                               $     71,158   $      23    0.13 %    $     69,888   $      17    0.10 %
   Interest bearing checking accounts                  323,660       1,383    1.70           352,381         717    0.81
   Time deposits:
     In denominations under $100,000                   231,511       1,891    3.24           220,473       1,559    2.81
     In denominations over $100,000                    349,332       3,312    3.76           167,229         956    2.27
   Miscellaneous short-term bbborrowings               172,329       1,207    2.78           169,981         517    1.21
   Long-term borrowings                                 40,974         572    5.54            40,974         428    4.16

                                                  ------------   ---------              ------------   ---------
 Total interest bearing liabilities                  1,188,964       8,388    2.80 %       1,020,926       4,194    1.63 %

 Noninterest bearing liabilities
  and stockholders' equity:
   Demand deposits                                     216,995           0                   212,245           0
   Other liabilities                                     9,926           0                     8,308           0
   Stockholders' equity                                110,060           0                    97,489           0
 Total liabilities and stockholders'
   equity                                         ------------   ---------              ------------   ---------
                                                  $  1,525,945   $   8,388              $  1,338,968   $   4,194
                                                  ============   =========              ============   =========

 Net interest differential - yield on
   average daily earning assets                                  $  12,831    3.59 %                   $  11,130    3.60 %
                                                                 =========                             =========

Provision for Loan Losses

     Based on management's review of the adequacy of the allowance for loan losses, provisions for losses on loans of $1.8 million and $659,000 were recorded during the nine-month and three-month periods ended September 30, 2005, versus provisions of $648,000 and $150,000 recorded during the same periods of 2004. The increase in the provision for loan losses for the periods ended September 30, 2005 was primarily due to growth in the loan portfolio, as well as higher allocations on classified credits. Other factors impacting the provision included the level of charge-offs, management's overall view on current credit quality, the amount and status of impaired loans and the amount and status of past due accruing loans (90 days or more), as discussed in more detail below in the analysis relating to the Company's financial condition.

Noninterest Income

     Noninterest income categories for the nine and three-month periods ended September 30, 2005 and 2004 are shown in the following table:


                                                    Nine Months Ended
                                                      September 30,
                                             --------------------------------
                                                                      Percent
                                                2005       2004       Change
                                             --------    --------    --------
                                                      (in thousands)
Trust and brokerage income                    $ 2,261    $ 2,319       (2.5)%
Service charges on deposit accounts             5,112      5,194       (1.6)
Loan, insurance and service fees                1,333      1,706      (21.9)
Merchant card fee income                        1,857      1,657       12.1
Other income                                    1,428      1,237       15.4
Net gains on the sale of real
  estate mortgages held for sale                  726        724        0.3
                                             --------   --------     --------
     Total noninterest income                $ 12,717   $ 12,837       (0.9)%
                                             ========   ========     ========

                                                   Three Months Ended
                                                     September 30,
                                             ------------------------------
                                                                    Percent
                                               2005       2004      Change
                                             --------   --------   --------
                                                      (in thousands)
Trust and brokerage income                     $  742     $  800     (7.3)%
Service charges on deposit accounts             1,860      1,840      1.1
Loan, insurance and service fees                  440        521    (15.6)
Merchant card fee income                          692        576     20.1
Other income                                      371        363      2.2
Net gains on the sale of real
  estate mortgages held for sale                  275        431    (36.2)
                                             --------   --------   --------
     Total noninterest income                 $ 4,380    $ 4,531     (3.3)%
                                             ========   ========   ========


     Noninterest income decreased $120,000 and $151,000, respectively, in the nine-month and three-month periods ended September 30, 2005, versus the same periods in 2004. Loan, insurance and service fees declined primarily due to the classification of certain loan fees as interest income for 2005, versus being classified as noninterest income during 2004. During the nine months ended September 30, 2004, $323,000 of such fees was included in noninterest income. In addition, profits from the sale of mortgages declined in the third quarter of 2005 versus the third quarter of 2004 primarily due to lower mortgage loan volumes. Partially offsetting these decreases were increases in merchant card fee income driven by higher volume activity in interchange and merchant fees. Other income increased in the nine-month period ended September 30, 2005 primarily due to a $62,000 gain on the sale of other real estate.

Noninterest Expense

     Noninterest expense categories for the nine-month and three-month periods ended September 30, 2005 and 2004 are shown in the following table:

                                                   Nine Months Ended
                                                     September 30,
                                             ------------------------------
                                                                    Percent
                                               2005       2004      Change
                                             --------   --------   --------
                                                     (in thousands)
Salaries and employee benefits               $ 15,224   $ 14,705      3.5 %
Net occupancy expense                           2,059      1,802     14.3
Equipment costs                                 1,476      1,532     (3.7)
Data processing fees and supplies               1,715      1,901     (9.8)
Credit card interchange                         1,158      1,037     11.7
Other expense                                   6,384      6,327      0.9
                                             --------   --------   --------
     Total noninterest expense               $ 28,016   $ 27,304      2.6 %
                                             ========   ========   ========

                                                     Three Months Ended
                                                      September 30,
                                             ------------------------------
                                                                    Percent
                                               2005       2004      Change
                                             --------   --------   --------
                                                      (in thousands)
Salaries and employee benefits                $ 5,051    $ 4,921      2.6 %
Net occupancy expense                             728        634     14.8
Equipment costs                                   468        569    (17.8)
Data processing fees and supplies                 586        656    (10.7)
Credit card interchange                           442        404      9.4
Other expense                                   2,080      2,017      3.1
                                             --------   --------   --------
     Total noninterest expense                $ 9,355    $ 9,201      1.7 %
                                             ========   ========   ========

     Noninterest expense increased $712,000 and $154,000, respectively, in the nine-month and three-month periods ended September 30, 2005 versus the same periods of 2004. Driving these increases were salaries and employee benefits, which increased $519,000 and $130,000, respectively, in the nine-months and three-months ended September 30, 2005. The increases were due largely to normal salary increases and staff additions. In addition, net occupancy expense increased due to higher property tax and maintenance expenses. Offsetting these increases were decreases in data processing fees and supplies which declined due to improved pricing with the Company's processing agents.

Income Tax Expense

     Income tax expense increased $1.4 million, or 26.8%, for the first nine months of 2005, compared to the same period in 2004. Income tax expense for the third quarter of 2005 increased $335,000, or 16.4%, compared to the same period of 2004. The combined state franchise tax expense and the federal income tax expense as a percentage of income before income tax expense increased to 34.5% during the first nine months of 2005 compared to 33.3% during the same period in 2004. It increased to 34.5% for the third quarter of 2005, versus 34.1% for the third quarter of 2004. The increases were driven by a decrease in the amount of income derived from tax-advantaged sources during the nine-month and three-month periods ended September 30, 2005, versus the comparable periods of 2004.


CRITICAL ACCOUNTING POLICIES

     Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances which could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of mortgage servicing rights. The Company's critical accounting policies are discussed in detail in the Annual Report for the year ended December 31, 2004 (incorporated by reference as part of the Company's 10-K filing).

FINANCIAL CONDITION

     Total assets of the Company were $1.558 billion as of September 30, 2005, an increase of $104.6 million, or 7.2%, when compared to $1.453 billion as of December 31, 2004.

     Total cash and cash equivalents decreased by $41.4 million, or 39.9%, to $62.4 million at September 30, 2005 from $103.9 million at December 31, 2004. The decrease was primarily attributable to loan growth.

     Total securities available-for-sale increased by $2.6 million, or 0.9%, to $289.2 million at September 30, 2005 from $286.6 million at December 31, 2004. The increase was a result of a number of transactions in the securities portfolio. Securities purchases totaled $44.7 million. Offsetting this increase were securities paydowns totaling $35.2 million, maturities and calls of securities totaling $2.0 million, the amortization of premiums, net of the accretion of discounts totaling $2.0 million, and the fair market value of the securities portfolio decreased by $2.9 million. A rising interest rate environment during the first nine months of 2005 drove the market value decrease. The investment portfolio is managed to limit the Company's exposure to risk by containing mostly collateralized mortgage obligations and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

     Real estate mortgages held-for-sale increased by $487,000, or 16.3%, to $3.5 million at September 30, 2005 from $3.0 million at December 31, 2004. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the nine months ended September 30, 2005, $34.2 million in real estate mortgages were originated for sale and $34.1 million in mortgages were sold.

     Total loans, excluding real estate mortgages held-for-sale, increased by $142.1 million, or 14.2%, to $1.145 billion at September 30, 2005 from $1.003 billion at December 31, 2004. The mix of loan types within the Company's portfolio consisted of 80% commercial, 6% real estate and 14% consumer loans at September 30, 2005 compared to 79% commercial, 5% real estate and 16% consumer at December 31, 2004.

     The Company has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Commercial loans represent higher dollar loans to fewer customers and therefore higher credit risk. Pricing is adjusted to manage the higher credit risk associated with these types of loans. The majority of fixed rate mortgage loans, which represent increased interest rate risk, are sold in the secondary market, as well as some variable rate mortgage loans. The remainder of the variable rate mortgage loans and a small number of fixed rate mortgage loans are retained. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, as a result of the uncertain economic recovery, certain borrowers may experience difficulty and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses.

     Loans are charged against the allowance for loan losses when management believes that the uncollectibility of the principal is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined based on the application of loss allocations to graded loans. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans - substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At September 30, 2005, on the basis of management's review of the loan portfolio, the Company had $26.7 million of assets classified as special mention, $26.5 million classified as substandard, $801,000 classified as doubtful and $0 classified as loss as compared to $32.1 million, $23.3 million, $751,000 and $0 at December 31, 2004.

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

     Total impaired loans decreased by $2.1 million to $7.2 million at September 30, 2005 from $9.3 million at December 31, 2004. The decrease in the impaired loans category resulted primarily from the upgrade of an impaired commercial credit. The renewal of the loan in question had been complicated as more than one bank was involved which resulted in it being past maturity. The renewal issues were resolved in the third quarter of 2005, and the loan is current as to principal and interest. The impaired loan total included $7.2 million in nonaccrual loans. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The following table summarizes nonperforming assets at September 30, 2005 and December 31, 2004.

                                             September 30,     December 31,
                                                 2005             2004
                                               --------         --------
                                                     (in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans                               $  7,600         $  7,213
Loans past due over 90 days and accruing            218            2,778
                                               --------         --------
Total nonperforming loans                         7,818            9,991
                                               --------         --------
Other real estate                                     0              261
Repossessions                                        12               13
                                               --------         --------
Total nonperforming assets                     $  7,830         $ 10,265
                                               ========         ========

Total impaired loans                           $  7,207         $  9,309

Nonperforming loans to total loans                 0.68%            1.01%
Nonperforming assets to total assets               0.50%            0.71%


     Total deposits increased by $135.6 million, or 12.2% to $1.251 billion at September 30, 2005 from $1.115 billion at December 31, 2004. The increase resulted from increases of $191.6 million in certificates of deposit and $9.2 million in money market accounts. Offsetting these increases were declines of $37.1 million in Investors' Money Market accounts, $14.7 million in NOW accounts, $9.0 million in demand deposits and $4.4 million in savings accounts. Total short-term borrowings decreased by $41.0 million, or 22.1%, to $144.7 million at September 30, 2005 from $185.7 million at December 31, 2004. The decrease resulted primarily from decreases of $17.4 million in both federal funds purchased and securities sold under agreements to repurchase.

     Total stockholders' equity increased by $8.7 million, or 8.6%, to $110.5 million at September 30, 2005 from $101.8 million at December 31, 2004. Net income of $13.0 million, minus dividends of $4.1 million, plus $1.6 million for stock issued through options exercised, minus the decrease in the accumulated other comprehensive income of $1.8 million, minus $162,000 for the cost of treasury stock purchased, comprised most of this increase.

     The Federal Deposit Insurance Corporation's risk based capital regulations require that all banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of "well capitalized" as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Company's ratios continue to be above "well capitalized" levels. As of September 30,

2005, the Company's Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio were 9.0%, 10.9% and 11.9%, respectively.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rate risk represents the Company's primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2005. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company's needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At September 30, 2005, the Company's potential pretax exposure was within the Company's policy limit, and not significantly different from December 31, 2004.

ITEM 4 - CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2005. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. During the quarter ended September 30, 2005, the Company has not made a change to its disclosure controls and procedures or its internal controls over financial reporting that has materially affected or is reasonably likely to materially affect its disclosure controls or its controls over financial reporting.

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

                              September 30, 2005

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -------------------------------------------------------------

        The following table provides information as of September 30, 2005 with respect to shares of common stock repurchased by the Company during the quarter then ended:



                   Issuer Purchases of Equity Securities(a)

                                        Total Number of      Maximum Number
                                        Shares Purchasof     Shares that May
            Total Number    Average    as Part of Publicly   Yet Be Purchased
Paid          of Shares     Price Paid   Announced Plans     Under the Plan or
Period        Purchased     Per Share       or Programs             Programs
-------       ----------     -------      ---------               -----------
July 1-31        1,854       $ 43.76             0                         0
August 1-31          0       $     0             0                         0
September 1-30       0       $     0             0                         0
                  -----       -------     ---------              -----------
     Total        1,854      $ 43.76
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

                              September 30, 2005

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



                        LAKELAND FINANCIAL CORPORATION
                                 (Registrant)




Date: October 31, 2005       /s/Michael L. Kubacki
                             Michael L. Kubacki - President and Chief
                             Executive Officer




Date: October 31, 2005       /s/David M. Findlay
                             David M. Findlay - Executive Vice President
                             and Chief Financial Officer




Date: October 31, 2005       /s/Teresa A. Bartman
                             Teresa A. Bartman - Vice President and
                             Controller