Form 10-K
period 2005-12-31
LAKELAND FINANCIAL CORP
filed 2006-03-06
CIK 721994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Common Stock, no par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes __No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such other period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes __ No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Stock Market on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $224,004,135.

Number of shares of common stock outstanding at February 22, 2006: 6,013,029

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the Annual Meeting of Shareholders dated as of March 6, 2006 are incorporated by reference into Part III hereof.

LAKELAND FINANCIAL CORPORATION

Annual Report on Form 10-K

Page Number

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	86

Form 10-K Signature Page	S1

PART I

ITEM 1. BUSINESS

The Company was incorporated under the laws of the State of Indiana on February 8, 1983. As used herein, the term “Company” refers to Lakeland Financial Corporation, or if the context dictates, Lakeland Financial Corporation and its wholly-owned subsidiary, Lake City Bank (the “Bank”), an Indiana state bank headquartered in Warsaw, Indiana. Also included in the consolidated financial statements is LCB Investments Limited, a wholly-owned subsidiary of Lake City Bank, which is a Bermuda corporation that manages a portion of the Bank’s investment portfolio. All intercompany transactions and balances are eliminated in consolidation.

General

Company’s Business. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended. The Company owns all of the outstanding stock of Lake City Bank, Warsaw, Indiana, a full service commercial bank organized under Indiana law. In trust, the Bank recognizes a wholly-owned subsidiary, LCB Investments Limited, which manages a portion of the Bank’s investment portfolio. The Company conducts no business except that incident to its ownership of the outstanding stock of the Bank and the operation of the Bank.

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank’s activities cover all phases of commercial banking, including checking accounts, savings accounts, time deposits, the sale of securities under agreements to repurchase, commercial and agricultural lending, direct and indirect consumer lending, real estate mortgage lending, retail and merchant credit card services, corporate cash management services, retirement services, bond administration, safe deposit box service and trust and brokerage services.

The Bank’s main banking office is located at 202 East Center Street, Warsaw, Indiana. As of December 31, 2005, the Bank had 43 offices in twelve counties throughout northern Indiana.

Bank’s Business. The Bank was originally organized in 1872 and has continuously operated under the laws of the State of Indiana since its organization. The Bank’s activities cover all phases of commercial banking, including checking accounts, savings accounts, time deposits, the sale of securities under agreements to repurchase, commercial and agricultural lending, direct and indirect consumer lending, real estate mortgage lending, retail and merchant credit card services, corporate cash management services, retirement services, bond administration, safe deposit box services and trust and brokerage services. The interest rates for both deposits and loans, as well as the range of services provided, are consistent with those of all banks competing within the Bank’s service area.

The Bank competes for loans principally through a high degree of customer contact, timely loan review and approval, market-driven competitive loan pricing in certain situations and the Bank’s reputation throughout the region. The Bank believes that its convenience, quality service and high touch, responsive approach to banking enhances its ability to compete favorably in attracting and retaining individual and business customers. The Bank actively solicits deposit-related customers and competes for customers by offering personal attention, professional service and competitive interest rates.

Market Overview. While the Company operates in twelve counties, it currently defines operations by four primary geographical markets. They are the South Region, which includes Kosciusko and portions of contiguous counties; the North Region, which includes portions of Elkhart and St. Joseph Counties, the Central Region, which includes portions of Elkhart County and contiguous counties; and the East Region, which includes Allen and contiguous counties. The South Region includes the city of Warsaw, which is the location of the Company’s headquarters. The Company has had a presence in this region since 1872. It has been in the North and Central Regions, which includes the cities of Elkhart, South Bend and Goshen, since 1990. The Company opened its first office in the East Region, which includes the cities of Fort Wayne and Auburn, in 1999.

The Company believes that these are well-established and fairly diverse economic regions. The Company’s markets include a mix of industrial and service companies with no business or industry concentrations. Furthermore, no single industry or employer dominates any of the markets. Fort Wayne represents the largest population center served by the Company with a population of 206,000, according to 2000 U.S. Census Bureau data. South Bend, with a 2000 population of 108,000, is the second largest city served by the Company. Elkhart, with a 2000 population of 52,000, is the third largest city that the Company currently serves. As a result of the presence of offices in twelve counties that are widely dispersed, no single city or industry represents an undue concentration.

Expansion Strategy. The Company’s expansion strategy is driven primarily by the potential for increased penetration in existing markets where opportunities for market share growth exists. Additionally, management considers growth in new markets with a close geographic proximity to its current operations. These markets are considered when the Company believes they would be receptive to its strategic plan to deliver broad based financial services with a commitment to local communities. Since the early 1990’s, the Company has focused on growth through de novo branching in locations that management believes have potential for creating new market opportunities or for further penetrating existing markets. The Company also acquired the Fort Wayne, Indiana office of Indiana Capital Management Bank & Trust in late 2003 to augment the existing trust and investment management business and further penetrate the Fort Wayne market. In late 2005, the Company added significant capabilities to the trust and investment management business in Fort Wayne with the addition of three seasoned trust professionals. In new markets, the Company believes it is critical to attract experienced local management with a similar philosophy in order to provide a basis for success.

The Company also considers opportunities beyond current markets when the Company’s board of directors and management believes that the opportunity will provide a desirable strategic fit without posing undue risk. The Company does not currently have any definitive understandings or agreements for any acquisitions or de novo expansion.

Products and Services. The Company is a full service commercial bank and provides commercial, retail, trust and investment management services to its customers. Commercial products include commercial loans and technology-driven solutions to commercial customers’ cash management needs such as internet business banking and on-line cash management services in addition to retirement services, bond administration and health savings account services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans, including indirect automotive financing. The Company provides credit card services to retail and commercial customers through an outsourced retail card program and merchant processing activity. The Company also has an Honors Private Banking program that is positioned to serve the more financially sophisticated customer with a menu including investment management and trust services, executive mortgage programs and access to financial planning seminars and programs. The Bank’s Prospero Program is dedicated to serving the expanding financial needs of the Latino community. The Company provides trust clients with traditional personal and corporate trust and investment services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance.

Forward-looking Statements

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1a. of Part I of this Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.

•	The costs, effects and outcomes of existing or future litigation.

•

Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board.

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information regarding these and other risks, uncertainties and other factors, please review the disclosure in this annual report under “Risk Factors”.

Business Developments

The Company conducts no business except that which is incident to its ownership of the stock of the Bank, the collection of dividends from the Bank, and the disbursement of dividends to shareholders.

Lakeland Statutory Trust II (the “Trust”), a statutory business trust, was formed under Connecticut law pursuant to a trust agreement dated October 1, 2003 and a certificate of trust filed with the Connecticut Secretary of State on October 1, 2003. Through a private placement, the trust issued $30.0 million in trust preferred securities. The Trust exists for the exclusive purposes of (i) issuing the trust securities representing undivided beneficial interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in the subordinated debentures issued by the Company, and (iii) engaging in only those activities necessary, advisable, or incidental thereto. The subordinated debentures are the only assets of the Trust, and payments under the subordinated debentures are the only revenue of the Trust. The Trust has a term of 35 years, but may be terminated earlier as provided in the trust agreement. Pursuant to generally accepted accounting principles, the Trust is not included in the consolidated financial statements of the Company.

Competition

The Bank’s primary service area is northern Indiana. In addition to the banks located within its service area, the Bank also competes with savings and loan associations, credit unions, farm credit services, finance companies, personal loan companies, insurance companies, money market funds, and other non-depository financial intermediaries. Also, financial intermediaries such as money market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions and accordingly may have an advantage in competing for funds.

The Bank competes with other major banks for large commercial deposit and loan accounts. The Bank is presently subject to an aggregate maximum loan limit to any single account pursuant to Indiana law of $22.4 million. The Bank currently enforces an internal limit of $15.0 million, which is less than the amount permitted by law. This maximum might occasionally limit the Bank from providing loans to those businesses or personal accounts whose borrowings periodically exceed this amount. In the event this were to occur, the Bank maintains correspondent relationships with other financial institutions. The Bank may participate with other banks in the placement of large borrowings in excess of its lending limit. The Bank is also a member of the Federal Home

Loan Bank of Indianapolis in order to broaden its mortgage lending and investment activities and to provide additional funds, if necessary, to support these activities.

Foreign Operations

The Company has no investments with any foreign entity other than two nominal demand deposit accounts. One is maintained with a Canadian bank in order to facilitate the clearing of checks drawn on banks located in other countries. The other is maintained with a bank in Bermuda for LCB Investments Limited to be used for administrative expenses. There are no foreign loans.

Employees

At December 31, 2005, the Company, including its subsidiaries, had 434 full-time equivalent employees. Benefit programs include a 401(k) plan, group medical insurance, group life insurance and paid vacations. The Company also maintained a defined benefit pension plan which, effective April 1, 2000, was frozen and employees can no longer accrue new benefits under that plan. The Company also has a stock option plan under which stock options may be granted to employees and directors. The Bank is not a party to any collective bargaining agreement, and employee relations are considered good.

Internet Website

The Company maintains an Internet site at www.lakecitybank.com. The Company makes available free of charge on this site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company’s Articles of Incorporation, Bylaws, Code of Conduct and the charters of its various committees of the Board of Directors are also available on the website.

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Indiana Department of Financial Institutions (the “DFI”), the Board of Governors of the Federal Reserve System (the ”Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the ”SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

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

The Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require. The Company is also subject to regulation by the DFI under Indiana law.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, the Company has not applied for approval to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances at 10% ownership.

Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2005, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Indiana corporation, the Company is subject to the limitations of the Indiana General Business Corporation Law, which prohibit the Company from paying dividends if the Company is, or by payment of the dividend would become, insolvent, or if the payment of dividends would render the Company unable to pay its debts as they become due in the usual course of business. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the ”Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General. The Bank is an Indiana-chartered bank, the deposit accounts of which are insured by the FDIC’s Bank Insurance Fund (“BIF”). On of February 10, 2006, the Bank became was notified that its application to become a member of the Federal Reserve System (“member bank”) had been accepted. As an Indiana-chartered, FDIC-insured member bank, the Bank is presently subject to the examination, supervision, reporting and enforcement requirements of the DFI, the chartering authority for Indiana banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of the BIF. Because the Bank was not a member bank during the year ended December 31, 2005, the Bank’s primary federal regulator during the year ended December 31, 2005, was the FDIC, which is the agency designated by federal law as the primary federal regulator of state-chartered, FDIC-insured banks that are not members of the Federal Reserve System

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

During the year ended December 31, 2005, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2006, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC’s Savings Association Insurance Fund (“SAIF”) has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2005, the FICO assessment rate for BIF and SAIF members was approximately 0.01% of deposits.

Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI. The amount of the assessment is calculated on the basis of the bank’s total assets. During the year ended December 31, 2005, the Bank paid supervisory assessments to the DFI totaling $116,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. The regulations of the FDIC (to which the Bank was subject during the year-ended December 31, 2005) and the regulations of the Federal Reserve (to which the Bank became subject when it became a member bank) establish the following minimum capital standards for the banks regulated by the FDIC and the Federal Reserve: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, regulations of the Federal Reserve provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized.” Under the regulations of the Federal Reserve, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2005: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by FDIC regulations.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the Bank’s retained net income for the year to date combined with its retained net income for the previous two years. Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. Without Federal Reserve approval, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s calendar year-to-date net income plus the bank’s retained net income for the two preceding calendar years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2005. As of December 31, 2005, approximately $27.6 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

Branching Authority. Indiana banks, such as the Bank, have the authority under Indiana law to establish branches anywhere in the State of Indiana, subject to receipt of all required regulatory approvals.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states the laws of which expressly authorize such expansion.

State Bank Investments and Activities. The Bank generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Indiana law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $48.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $48.3 million, the reserve requirement is $1.215 million plus 10% of the aggregate amount of total transaction accounts in excess of $48.3 million. The first $7.8 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

Recent Regulatory Developments

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) into law as part of the Deficit Reduction Act of 2005 and on February 15, 2006, President Bush signed into law the technical and conforming amendments designed to implement FDIRA. FDIRA provides for legislative reforms to modernize the federal deposit insurance system.

Among other things, FDIRA: (i) merges the BIF and the SAIF of the FDIC into a new Deposit Insurance Fund (the ”DIF”); (ii) allows the FDIC, after March 31, 2010, to increase deposit insurance coverage by an adjustment for inflation and requires the FDIC’s Board of Directors, not later than April 1, 2010 and every five years thereafter, to consider whether such an increase is warranted; (iii) increases the deposit insurance limit for certain employee benefit plan deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010, and provides for pass-through insurance coverage for such deposits; (iv) increases the deposit insurance limit for certain retirement account deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010; (v) allows the FDIC’s Board of Directors to set deposit insurance premium assessments in any amount the Board of Directors deems necessary or appropriate, after taking into account various factors specified in FDIRA; (vi) replaces the fixed designated reserve ratio of 1.25% with a reserve ratio range of 1.15%-1.50%, with the specific reserve ratio to be determined annually by the FDIC by regulation; (vii) permits the FDIC to revise the risk-based assessment system by regulation; (viii) requires the FDIC, at the end of any year in which the reserve ratio of the DIF exceeds 1.5% of estimated insured deposits, to declare a dividend payable to insured depository institutions in an amount equal to 100% of the amount held by the DIF in excess of the amount necessary to maintain the DIF’s reserve ratio at 1.5% of estimated insured deposits or to declare a dividend equal to 50% of the amount in excess of the amount necessary to maintain the reserve ratio at 1.35% if the reserve ratio is between 1.35%-1.5% of estimated insured deposits; and (ix) provides a one-time credit based upon the assessment base of the institution on December 31, 1996 to each insured depository institution that was in existence as of December 31, 1996 and paid a deposit insurance assessment prior to that date (or a successor to any such institution).

The merger of the BIF and SAIF takes effect June 1, 2006, while the remaining provisions are not effective until the FDIC issues final regulations. FDIRA requires the FDIC to issue final regulations no later than 270 days after enactment: (i) designating a reserve ratio; (ii) implementing increases in deposit insurance coverage; (iii) implementing the dividend requirement; (iv) implementing the one-time assessment credit; and (v) providing for assessments in accordance with FDIRA.

INDUSTRY SEGMENTS

While the Company’s chief decision-makers monitor the revenue streams of the various Company products and services, the identifiable segments operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment: commercial banking.

GUIDE 3 INFORMATION

On the pages that follow are tables that set forth selected statistical information relative to the business of the Company. This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Items 7 & 8, below, herein incorporated by reference.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

		2005			2004
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 1,084,353	$ 68,230	6.29%	$ 921,807	$ 49,087	5.33%
Tax exempt (1)	4,435	235	5.30	9,127	381	4.17
Investments: (1)
Available for sale	286,864	12,806	4.46	281,870	11,642	4.13
Short-term investments	6,252	206	3.29	8,806	132	1.50
Interest bearing deposits	4,027	127	3.15	3,643	52	1.43
Total earning assets	1,385,931	81,604	5.89%	1,225,253	61,294	5.00%

Nonearning assets:
Cash and due from banks	55,234	0		50,890	0
Premises and equipment	24,977	0		25,715	0
Other nonearning assets	44,681	0		41,423	0
Less allowance for loan losses	(11,668)	0		(10,568)	0
Total assets	$ 1,499,155	$ 81,604		$ 1,332,713	$ 61,294

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2005 and 2004. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)			Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2005 and 2004, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

		2004			2003
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 921,807	$ 49,087	5.33%	$ 839,797	$ 46,861	5.58%
Tax exempt (1)	9,127	381	4.17	7,758	430	5.54
Investments: (1)
Available for sale	281,870	11,642	4.13	271,161	14,118	5.21
Short-term investments	8,806	132	1.50	11,882	120	1.01
Interest bearing deposits	3,643	52	1.43	6,134	68	1.11
Total earning assets	1,225,253	61,294	5.00%	1,136,732	61,597	5.42%

Nonearning assets:
Cash and due from banks	50,890	0		46,394	0
Premises and equipment	25,715	0		25,810	0
Other nonearning assets	41,423	0		40,062	0
Less allowance for loan losses	(10,568)	0		(9,909)	0
Total assets	$ 1,332,713	$ 61,294		$ 1,239,089	$ 61,597

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2004 and 2003. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)			Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2004 and 2003, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

		2005			2004
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS’
EQUITY
Interest bearing liabilities:
Savings deposits	$ 70,875	$ 95	0.13%	$ 68,593	$ 83	0.12%
Interest bearing checking accounts	342,438	5,622	1.64	358,945	3,109	0.87
Time deposits:
In denominations under $100,000	228,689	7,236	3.16	216,764	6,129	2.83
In denominations over $100,000	319,697	11,378	3.56	181,904	4,076	2.24
Miscellaneous short-term borrowings	154,949	3,790	2.45	148,562	1,556	1.05
Long-term borrowings and
subordinated debentures	40,891	2,232	5.46	46,384	1,880	4.05
Total interest bearing liabilities	1,157,539	30,353	2.62%	1,021,152	16,833	1.65%

Noninterest bearing liabilities
and stockholders’ equity:
Demand deposits	222,971	0		207,592	0
Other liabilities	10,427	0		8,533	0
Stockholders’ equity	108,218	0		95,436	0
Total liabilities and stockholders’
equity	$ 1,499,155	$ 30,353		$ 1,332,713	$ 16,833

Net interest differential - yield on
average daily earning assets		$ 51,251	3.70%		$ 44,461	3.63%

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

		2004			2003
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS’
EQUITY
Interest bearing liabilities:
Savings deposits	$ 68,593	$ 83	0.12%	$ 61,053	$ 232	0.38%
Interest bearing checking accounts	358,945	3,109	0.87	301,328	3,214	1.07
Time deposits:
In denominations under $100,000	216,764	6,129	2.83	203,196	6,153	3.03
In denominations over $100,000	181,904	4,076	2.24	230,417	4,480	1.94
Miscellaneous short-term borrowings	148,562	1,556	1.05	118,109	1,110	0.94
Long-term borrowings and
subordinated debentures	46,384	1,880	4.05	53,892	2,948	5.47
Total interest bearing liabilities	1,021,152	16,833	1.65%	967,995	18,137	1.87%

Noninterest bearing liabilities
and stockholders’ equity:
Demand deposits	207,592	0		173,716	0
Other liabilities	8,533	0		10,069	0
Stockholders’ equity	95,436	0		87,309	0
Total liabilities and stockholders’
equity	$ 1,332,713	$ 16,833		$ 1,239,089	$ 18,137

Net interest differential - yield on
average daily earning assets		$ 44,461	3.63%		$ 43,460	3.82%

ANALYSIS OF CHANGES IN INTEREST DIFFERENTIALS
(fully taxable equivalent basis)
(in thousands of dollars)

	YEAR ENDED DECEMBER 31,

	2005 Over (Under) 2004 (1)			2004 Over (Under) 2003 (1)
	Volume	Rate	Total	Volume	Rate	Total
INTEREST AND LOAN FEE INCOME (2)
Loans:
Taxable	$ 9,430	$ 9,713	$ 19,143	$ 4,434	$ (2,208)	$ 2,226
Tax exempt	(230)	84	(146)	68	(117)	(49)
Investments:
Available for sale	209	943	1,152	539	(3,015)	(2,476)
Short-term investments	(47)	121	74	(36)	48	12
Interest bearing deposits	6	69	75	(32)	16	(16)
Total interest income	9,368	10,930	20,298	4,973	(5,276)	(303)

INTEREST EXPENSE
Savings deposits	3	9	12	26	(175)	(149)
Interest bearing checking accounts	(149)	2,662	2,513	556	(661)	(105)
Time deposits:
In denominations under $100,000	350	757	1,107	397	(421)	(24)
In denominations over $100,000	4,110	3,192	7,302	(1,027)	623	(404)
Miscellaneous short-term borrowings	70	2,164	2,234	309	137	446
Long-term borrowings and
subordinated debentures	(242)	594	352	(373)	(695)	(1,068)
Total interest expense	4,142	9,378	13,520	(112)	(1,192)	(1,304)
INCREASE (DECREASE) IN
INTEREST DIFFERENTIALS	$ 5,226	$ 1,552	$ 6,778	$ 5,085	$ (4,084)	$ 1,001

(1)

The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2005, 2004 and 2003. The changes in volume represent “changes in volume times the old rate”. The changes in rate represent “changes in rate times old volume”. The changes in rate/volume were also calculated by “change in rate times change in volume” and allocated consistently based upon the relative absolute values of the changes in volume and changes in rate.

(2)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2005, 2004 and 2003. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.

ANALYSIS OF SECURITIES
(in thousands of dollars)

The amortized cost and the fair value of securities as of December 31, 2005, 2004 and 2003 were as follows:

	2005		2004		2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Treasury securities	$ 1,002	$ 966	$ 1,003	$ 989	$ 0	$ 0
U.S. Government agencies	31,285	30,484	23,042	22,885	17,234	17,280
Mortgage-backed securities	211,040	206,596	210,997	208,961	213,071	211,142
State and municipal securities	51,801	52,889	51,682	53,747	51,138	52,945
Total debt securities available for sale	$ 295,128	$ 290,935	$ 286,724	$ 286,582	$ 281,443	$ 281,367

ANALYSIS OF SECURITIES (cont.)
(fully tax equivalent basis)
(in thousands of dollars)

The weighted average yields (1) and maturity distribution (2) for debt securities portfolio at December 31, 2005, were as follows:

		After One	After Five
	Within	Year	Years	Over
	One	Within	Within Ten	Ten
	Year	Five Years	Years	Years

Securities available for sale:

US Treasury securities
Fair value	$ 0	$ 966	$ 0	$ 0
Yield	0.00%	3.38%	0.00%	0.00%

Government agencies and corporations
Fair value	0	30,484	0	0
Yield	0.00%	3.87%	0.00%	0.00%

Mortgage-backed securities
Fair value	2,006	8,799	64,971	130,820
Yield	5.25%	5.27%	5.19%	5.44%

State and municipal securities
Fair value	110	2,067	9,288	41,424
Yield	2.75%	3.96%	4.68%	4.59%

Total debt securities available for sale:
Fair value	$ 2,116	$ 42,316	$ 74,259	$ 172,244
Yield	5.12%	4.16%	5.13%	5.24%

(1)	Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate.
(2)	The maturity distribution of mortgage-backed securities was based upon anticipated payments as computed by using the historic average payment speed from date of issue.

There were no investments in securities of any one issuer, other than the U.S. Government, government agencies and government sponsored agencies that exceeded 10% of stockholders’ equity at December 31, 2005.

ANALYSIS OF LOAN PORTFOLIO
Analysis of Loans Outstanding
(in thousands of dollars)

The Company segregates its loan portfolio into four basic segments: commercial (including agricultural loans), real estate mortgages, installment and personal line of credit loans (including credit card loans). The loan portfolio as of December 31, 2005, 2004, 2003, 2002 and 2001 was as follows:

		2005	2004	2003	2002	2001
Commercial loans:
Taxable		$ 960,046	$ 784,591	$ 667,672	$ 619,963	$ 534,645
Tax exempt		4,512	6,369	7,785	4,974	2,544
Total commercial loans		964,558	790,960	675,457	624,937	537,189

Real estate mortgage loans		74,820	54,361	44,172	47,325	47,409
Installment loans		67,964	53,138	58,722	75,836	95,724
Line of credit and credit card loans		91,426	104,927	92,653	74,719	58,058
Subtotal loans		1,198,768	1,003,386	871,004	822,817	738,380

Less:	Allowance for loan losses	12,774	10,754	10,234	9,533	7,946
Net deferred loan fees		38	167	122	141	157
Net loans		$ 1,185,956	$ 992,465	$ 860,648	$ 813,143	$ 730,277

The real estate mortgage loan portfolio included construction loans totaling $7,987, $6,719, $3,932, $2,540 and $2,354 as of December 31, 2005, 2004, 2003, 2002 and 2001. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.

ANALYSIS OF LOAN PORTFOLIO (cont.)
Analysis of Loans Outstanding (cont.)
(in thousands of dollars)

Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2005.

				Line of
		Real		Credit and
	Commercial	Estate	Installment	Credit Card	Total	Percent

Original maturity of one day	$ 577,153	$ 0	$ 0	$ 91,267	$ 668,420	55.8%
Other within one year	95,986	15,027	24,247	0	135,260	11.3
After one year, within five years	268,470	16,929	36,731	0	322,130	26.8
Over five years	15,759	42,733	6,986	159	65,637	5.5
Nonaccrual loans	7,190	131	0	0	7,321	0.6
Total loans	$ 964,558	$ 74,820	$ 67,964	$ 91,426	$ 1,198,768	100.0%

At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.

Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2005 amounted to $341,026 and $46,741.

ANALYSIS OF LOAN PORTFOLIO (cont.)
Review of Nonperforming Loans
(in thousands of dollars)

The following is a summary of nonperforming loans as of December 31, 2005, 2004, 2003, 2002 and 2001.

	2005	2004	2003	2002	2001
PART A - PAST DUE ACCRUING LOANS (90 DAYS OR MORE)

Real estate mortgage loans	$ 89	$ 117	$ 160	$ 0	$ 170
Commercial and industrial loans	0	2,633	2,912	3,245	0
Loans to individuals for household, family and
other personal expenditures	85	28	119	142	94
Loans to finance agriculture production and
other loans to farmers	0	0	0	0	0
Total past due loans	174	2,778	3,191	3,387	264

PART B - NONACCRUAL LOANS

Real estate mortgage loans	0	60	101	106	59
Commercial and industrial loans	7,321	7,152	452	4,110	2,175
Loans to individuals for household, family and
other personal expenditures	0	0	0	0	0
Loans to finance agriculture production and
other loans to farmers	0	0	0	0	0
Total past due loans	7,321	7,212	553	4,216	2,234

PART C - TROUBLED DEBT RESTRUCTURED LOANS	0	0	0	0	0
Total nonperforming loans	$ 7,495	$ 9,990	$ 3,744	$ 7,603	$ 2,498

Nonearning assets of the Company include nonperforming loans (as indicated above), nonaccrual investments, other real estate and repossessions, which amounted to $7,520 at December 31, 2005.

ANALYSIS OF LOAN PORTFOLIO (cont.)

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

As of December 31, 2005, there were $7.3 million of loans on nonaccrual status, some of which were also on impaired status. There were $6.9 million of loans classified as impaired.

PART C - TROUBLED DEBT RESTRUCTURED LOANS

Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

As of December 31, 2005 and 2004, there were no loans renegotiated as troubled debt restructurings.

PART D - OTHER NONPERFORMING ASSETS

Management is of the opinion that there are no significant foreseeable losses relating to nonperforming assets, as defined in the preceding table, or classified loans, except as discussed above in Part B – Nonperforming Loans and Part C – Troubled Debt Restructured Loans.

PART E - LOAN CONCENTRATIONS

There were no loan concentrations within industries not otherwise disclosed, which exceeded ten percent of total loans except commercial real estate. Commercial real estate was $278.9 million at December 31, 2005. Nearly all of the Bank’s commercial, industrial, agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its basic service area.

Basis For Determining Allowance For Loan Losses:

The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following: application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentration, new industry lending activity and general economic conditions.

Based upon these policies and objectives, $2.5 million, $1.2 million and $2.3 million were charged to the provision for loan losses and added to the allowance for loan losses in 2005, 2004 and 2003.

The allocation of the allowance for loan losses to the various lending areas is performed by management in relation to perceived exposure to loss in the various loan portfolios. However, the allowance for loan losses is available in its entirety to absorb losses in any particular loan category.

ANALYSIS OF LOAN PORTFOLIO (cont.)
Summary of Loan Loss
(in thousands of dollars)

The following is a summary of the loan loss experience for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

	2005	2004	2003	2002	2001

Amount of loans outstanding, December 31,	$ 1,198,730	$ 1,003,219	$ 870,882	$ 822,676	$ 738,223
Average daily loans outstanding during the year
ended December 31,	$ 1,088,788	$ 930,934	$ 847,555	$ 770,897	$ 729,750
Allowance for loan losses, January 1,	$ 10,754	$ 10,234	$ 9,533	$ 7,946	$ 7,124

Loans charged-off
Commercial	317	630	1,261	1,268	569
Real estate	8	20	47	0	0
Installment	164	271	353	509	868
Credit cards and personal credit lines	112	73	113	98	103
Total loans charged-off	601	994	1,774	1,875	1,540

Recoveries of loans previously charged-off
Commercial	37	121	21	270	3
Real estate	0	13	0	0	16
Installment	89	129	188	128	113
Credit cards and personal credit lines	15	28	12	8	5
Total recoveries	141	291	221	406	137

Net loans charged-off	460	703	1,553	1,469	1,403
Provision for loan loss charged to expense	2,480	1,223	2,254	3,056	2,225
Balance, December 31,	$ 12,774	$ 10,754	$ 10,234	$ 9,533	$ 7,946

Ratio of net charge-offs during the period to
average daily loans outstanding
Commercial	0.02%	0.05%	0.15%	0.13%	0.08%
Real estate	0.00	0.00	0.00	0.00	0.00
Installment	0.01	0.02	0.02	0.05	0.10
Credit cards and personal credit lines	0.01	0.01	0.01	0.01	0.01
Total ratio of net charge-offs	0.04%	0.08%	0.18%	0.19%	0.19%
Ratio of allowance for loan losses to
nonperforming assets	169.87%	104.76%	236.46%	123.15%	192.58%

Table of Contents ANALYSIS OF LOAN PORTFOLIO (cont.)
Allocation of Allowance for Loan Losses
(in thousands of dollars)

The following is a summary of the allocation for loan losses as of December 31, 2005, 2004, 2003, 2002 and 2001.

	2005		2004		2003
	Allowance	Loans as	Allowance	Loans as	Allowance	Loans as
	For	Percentage	For	Percentage	For	Percentage
	Loan	of Gross	Loan	of Gross	Loan	of Gross
	Losses	Loans	Losses	Loans	Losses	Loans
Allocated allowance for loan losses
Commercial	$ 10,870	80.46%	$ 8,696	78.84%	$ 8,634	77.56%
Real estate	187	6.24	136	5.40	110	5.06
Installment	509	5.67	398	5.29	440	6.72
Credit cards and personal credit lines	688	7.63	789	10.47	696	10.66
Total allocated allowance for loan losses	12,254	100.00%	10,019	100.00%	9,880	100.00%
Unallocated allowance for loan losses	520		735		354
Total allowance for loan losses	$ 12,774		$ 10,754		$ 10,234

	2002		2001
	Allowance	Loans as	Allowance	Loans as
	For	Percentage	For	Percentage
	Loan	of Gross	Loan	of Gross
	Losses	Loans	Losses	Loans
Allocated allowance for loan losses
Commercial	$ 7,824	75.96%	$ 6,412	72.77%
Real estate	123	5.74	127	6.40
Installment	573	9.20	728	12.95
Credit cards and personal credit lines	563	9.10	431	7.88
Total allocated allowance for loan losses	9,083	100.00%	7,698	100.00%
Unallocated allowance for loan losses	450		248
Total allowance for loan losses	$ 9,533		$ 7,946

ANALYSIS OF DEPOSITS
(in thousands of dollars)

The average daily deposits for the years ended December 31, 2005, 2004 and 2003, and the average rates paid on those deposits are summarized in the following table:

	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	Daily	Rate	Daily	Rate	Daily	Rate
	Balance	Paid	Balance	Paid	Balance	Paid

Demand deposits	$ 222,971	0.00%	$ 207,592	0.00%	$ 173,716	0.00%
Savings and transaction accounts:
Regular savings	70,875	0.13	68,593	0.12	61,053	0.38
Interest bearing checking	342,438	1.64	358,945	0.87	301,328	1.07
Time deposits:
Deposits of $100,000 or more	319,697	3.56	181,904	2.24	230,417	1.94
Other time deposits	228,689	3.16	216,764	2.83	203,196	3.03
Total deposits	$ 1,184,670	2.05%	$ 1,033,798	1.30%	$ 969,710	1.45%

As of December 31, 2005, time certificates of deposit will mature as follows:

	$100,000	% of		% of
	or more	Total	Other	Total

Within three months	$ 132,323	41.59%	$ 33,892	14.01%
Over three months, within six months	69,443	21.83	22,848	9.44
Over six months, within twelve months	77,886	24.48	81,732	33.78
Over twelve months	38,482	12.10	103,464	42.77
Total time certificates of deposit	$ 318,134	100.00%	$ 241,936	100.00%

QUALITATIVE MARKET RISK DISCLOSURE

Management’s market risk disclosure appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, below, and is incorporated herein by reference in response to this item. The Company’s primary market risk exposure is interest rate risk. The Company does not have a material exposure to foreign currency exchange rate risk, does not own any material derivative financial instruments and does not maintain a trading portfolio.

RETURN ON EQUITY AND OTHER RATIOS

The rates of return on average daily assets and stockholders’ equity, the dividend payout ratio, and the average daily stockholders’ equity to average daily assets for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003

Percent of net income to:
Average daily total assets	1.20%	1.09%	1.12%
Average daily stockholders’ equity	16.59%	15.24%	15.88%

Percentage of dividends declared per
common share to basic earnings per
weighted average number of common
shares outstanding (5,963,878 shares in
2005, 5,867,705 shares in 2004 and
5,819,916 shares in 2003)	30.56%	33.87%	31.93%

Percentage of average daily
stockholders’ equity to average
daily total assets	7.22%	7.16%	7.05%

SHORT-TERM BORROWINGS
(in thousands of dollars)

The following is a schedule, at the end of the year indicated, of statistical information relating to securities sold under agreement to repurchase maturing within one year and secured by either U.S. Government agency securities or mortgage-backed securities classified as other debt securities and other short-term borrowings maturing within one year. There were no other categories of short-term borrowings for which the average balance outstanding during the period was 30 percent or more of stockholders’ equity at the end of each period.

	2005	2004	2003

Outstanding at year end
Federal funds purchased	$ 43,000	$ 20,000	$ 24,000
Securities sold under agreements to repurchase	$ 91,071	$ 88,057	$ 102,601
Other short-term borrowings	$ 75,000	$ 75,000	$ 55,000

Approximate average interest rate at year end
Federal funds purchased	4.42%	2.47%	1.28%
Securities sold under agreements to repurchase	2.91%	0.62%	0.79%
Other short-term borrowings	4.26%	1.95%	1.19%

Highest amount outstanding as of any month end
during the year
Federal funds purchased	$ 106,500	$ 59,000	$ 55,000
Securities sold under agreements to repurchase	$ 92,589	$ 90,007	$ 108,270
Other short-term borrowings	$ 89,900	$ 75,000	$ 55,000

Approximate average outstanding during the year
Federal funds purchased	$ 26,364	$ 17,046	$ 8,819
Securities sold under agreements to repurchase	$ 85,666	$ 84,907	$ 97,808
Other short-term borrowings	$ 41,902	$ 45,423	$ 10,386

Approximate average interest rate during the year
Federal funds purchased	3.41%	1.55%	1.43%
Securities sold under agreements to repurchase	1.67%	0.64%	0.83%
Other short-term borrowings	3.31%	1.60%	1.33%

Securities sold under agreement to repurchase include fixed rate, term transactions initiated by the investment department of the Bank, as well as corporate sweep accounts. Other short-term borrowings consist of Federal Home Loan Bank advances.

ITEM 1a. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors:

Our business is concentrated in and dependent upon the continued growth and welfare of our primary market areas.

We operate primarily in four geographical markets, all of which are located in Northern Indiana and are further described in the “Business” section included under Item 1 of Part I of this Form 10-K. We have developed a particularly strong presence in the South Region, which includes Kosciusko County and portions of contiguous counties, the North Region, which includes portions of Elkhart and St. Joseph County, and the Central Region, which includes portions of Elkhart County and contiguous counties. These regions represent the more mature markets. In addition, we have experienced rapid growth in the East Region, which includes Allen and DeKalb Counties. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

We may experience difficulties in managing our growth and our growth strategy involves risks that may negatively impact our net income.

As part of our general growth strategy, we may expand into additional communities or attempt to strengthen our position in our current markets by opening new branches and acquiring existing branches of other financial institutions. To the extent that we undertake additional branch openings and acquisitions, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business.

Although we do not have any current plans to do so, we may also acquire banks and related businesses that we believe provide a strategic fit with our business or engage in de novo bank formations. To the extent that we grow through acquisitions and de novo bank formations, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve similar risks to those commonly associated with branching, but may also involve additional risks, including:

•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;
•	exposure to potential asset quality issues of the acquired bank or related business;
•	difficulty and expense of integrating the operations and personnel of banks and businesses we acquire; and
•	the possible loss of key employees and customers of the banks and businesses we acquire.

We face intense competition in all phases of our business from other banks and financial institutions.

The banking and financial services business in our market is highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions, farm credit services and other non-bank financial service providers. Many of these competitors are not subject to the same regulatory restrictions as we are and are able to provide customers with a feasible alternative to traditional banking services.

Increased competition in our market may also result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to relax our underwriting standards, we could be exposed to higher losses from lending activities. Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets and larger lending limits and offer a broader range of financial services than we can offer.

Interest rates and other conditions impact our results of operations.

Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented at “Quantitative and Qualitative Disclosures About Market Risk” included under Item 7a of Part II of this Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

We must effectively manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries, a centralized credit administration department and periodic independent reviews of outstanding loans by our loan review department. However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks.

The majority of the bank’s loan portfolio is invested in commercial and commercial real estate loans. These loans represent higher dollar volumes to fewer customers. As a result, we may assume greater lending risks than other community banking-type financial institutions that have a lesser concentration of such loans and are more retail oriented. Our lending activity and the risks commonly associated with such lending are further described in the “Management’s Discussion and Analysis” section included under Item 7 of Part II of this Form 10-K.

Commercial and industrial and agri-business loans make up a significant portion of our loan portfolio.

Commercial and industrial and agri-business loans were $964.6 million, or approximately 81% of our total loan portfolio as of December 31, 2005. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. Whenever possible, we require a personal guarantee on commercial loans. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate value.

Real estate lending (including commercial, construction, and, to a much lesser extent, residential) is a large portion of our loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Our consumer loans generally have a higher degree of risk of default than our other loans.

At December 31, 2005, consumer loans totaled $159.4 million, or 13%, of our total loan and lease portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to one-to four-family residential loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We established our allowance for loan losses in consultation with management and regulatory authorities and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2005, our allowance for loan losses as a percentage of total loans was 1.07% and as a percentage of total non-performing loans was approximately 170%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations. Additional information regarding our allowance for loan losses and the methodology we use to determine an appropriate level of reserves is located in the “Management’s Discussion and Analysis” section included under Item 7 of Part II of this Form 10-K.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth, branching, de novo bank formations and/or acquisitions could be materially impaired.

Our community banking strategy relies heavily on our management team, and the unexpected loss of key managers may adversely affect our operations.

Much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our market areas. Our ability to retain executive officers, the current management teams, branch managers and loan officers of our bank subsidiary will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

Government regulation can result in limitations on our operations.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Indiana Department of Financial Institutions. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

We have a continuing need for technological change and we may not have the resources to effectively implement new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, we cannot provide you with assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

There is a limited trading market for our common shares, and you may not be able to resell your shares at or above the price shareholders paid for them.

Although our common shares are listed for trading on the National Market of the NASDAQ Stock Market, the trading in our common shares has less liquidity than many other companies quoted on the NASDAQ National Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot assure you that volume of trading in our common shares will increase in the future.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1b. UNRESOLVED STAFF COMMENTS

We have no unresolved SEC staff comments.

ITEM 2. PROPERTIES

The Company conducts its operations from the following locations:

Location
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

The Company leases from third parties the real estate and buildings for its Milford, Winona Lake East and Fort Wayne Downtown offices. In addition, the Company leases the real estate for its four freestanding ATMs. All the other branch facilities are owned by the Company. The Company also owns parking lots in downtown Warsaw for the use and convenience of Company employees and customers, as well as leasehold improvements, equipment, furniture and fixtures necessary to operate the banking facilities.

In addition, the Company owns buildings at 110 South High St., Warsaw, Indiana, and 114-118 East Market St., Warsaw, Indiana, which it uses for various offices, a building at 113 East Market St., Warsaw, Indiana, which it uses for office and computer facilities, and a building at 109 South Buffalo St., Warsaw, Indiana, which it uses for training and development. The Company also leases from third parties facilities in Warsaw, Indiana, for property management facilities and in Elkhart, Indiana, for computer facilities.

None of the Company’s assets are the subject of any material encumbrances.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which the Company and the Bank are a party or of which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
2005

Trading prices (per share)*
Low	$ 38.01	$ 38.60	$ 35.00	$ 37.11
High	$ 45.19	$ 43.88	$ 40.75	$ 41.38

Dividends declared (per share)	$ 0.23	$ 0.23	$ 0.23	$ 0.23

2004

Trading prices (per share)*
Low	$ 33.80	$ 30.74	$ 28.31	$ 31.41
High	$ 40.90	$ 34.46	$ 34.49	$ 38.05

Dividends declared (per share)	$ 0.21	$ 0.21	$ 0.21	$ 0.21

* The trading ranges are the high and low prices as obtained from The Nasdaq Stock Market.

The common stock of the Company began being quoted on The Nasdaq Stock Market under the symbol LKFN in August, 1997. On December 31, 2005, the Company had approximately 491 shareholders of record and estimates that it has approximately 2,400 shareholders in total.

The Company paid dividends as set forth in the table above. The Company’s ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay. See “Business – Supervision and Regulation –

The Company – Dividend Payments” and “Business - Supervision and Regulation – The Bank – Dividend Payments” for a more detailed description of these limitations.

The following table provides information about purchases by the Company and its affiliates during the quarter ended December 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

10/01/05-10/31/05	222	$ 39.94	0	$ 0.00
11/01/05-11/30/05	0	0.00	0	0.00
12/01/05-12/31/05	0	0.00	0	0.00

Total	222	$ 39.94	0	$ 0.00

The shares purchased during the periods were credited to the deferred share accounts of seven non-employee directors under the Company’s directors’ deferred compensation plan.

ITEM 6. SELECTED FINANCIAL DATA

	2005	2004	2003	2002	2001
	(in thousands except share and per share data)

Interest income	$ 80,429	$ 60,005	$ 60,336	$ 64,335	$ 76,615
Interest expense	30,353	16,833	18,137	22,558	39,230
Net interest income	50,076	43,172	42,199	41,777	37,385
Provision for loan losses	2,480	1,223	2,254	3,056	2,225
Net interest income after provision
for loan losses	47,596	41,949	39,945	38,721	35,160
Other noninterest income	16,170	15,571	14,909	12,894	11,449
Net gain on sale of branches	0	0	0	0	753
Gain on sale of credit card portfolio	863	0	0	0	0
Net gains on sale of real estate
mortgages held for sale	934	987	3,018	1,914	1,232
Net securities gains (losses)	(69)	0	500	55	120
Noninterest expense	(38,057)	(36,660)	(37,679)	(34,698)	(33,857)
Income before income tax expense	27,437	21,847	20,693	18,886	14,857
Income tax expense	9,479	7,302	6,828	6,520	4,744
Net income	$ 17,958	$ 14,545	$ 13,865	$ 12,366	$ 10,113
Basic weighted average common shares outstanding	5,963,878	5,867,705	5,819,916	5,813,984	5,813,984
Basic earnings per common share	$ 3.01	$ 2.48	$ 2.38	$ 2.13	$ 1.74
Diluted weighted average common shares outstanding	6,144,733	6,064,077	6,001,449	5,958,386	5,841,196
Diluted earnings per common share	$ 2.92	$ 2.40	$ 2.31	$ 2.08	$ 1.73
Cash dividends declared	$ 0.92	$ 0.84	$ 0.76	$ 0.68	$ 0.60

ITEM 6. SELECTED FINANCIAL DATA (continued)

	2005	2004	2003	2002	2001
(in thousands)
Balances at December 31,

Total assets	$ 1,634,613	$ 1,453,122	$ 1,271,414	$ 1,249,060	$1,139,013
Total loans	$ 1,198,730	$ 1,003,219	$ 870,882	$ 822,676	$ 738,223
Total deposits	$ 1,266,245	$ 1,115,399	$ 926,391	$ 913,325	$ 793,380
Total short-term borrowings	$ 211,542	$ 185,650	$ 184,761	$ 184,968	$ 232,117
Long-term borrowings	$ 46	$ 10,046	$ 30,047	$ 31,348	$ 11,389
Subordinated debentures	$ 30,928	$ 30,928	$ 30,928	$ 20,619	$ 20,619
Total stockholders' equity	$ 113,334	$ 101,765	$ 90,022	$ 83,880	$ 73,534

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in twelve counties in northern Indiana. The Company earned $18.0 million for the year 2005 versus $14.5 million for 2004, an increase of 23.5%. The increase was driven primarily by a $6.9 million increase in net interest income and a $1.3 million increase in noninterest income, which included the sale of the Company’s retail credit card portfolio in the fourth quarter of 2005. The sale of the portfolio resulted in a pre-tax gain of $863,000, or $513,000 on an after-tax basis. Offsetting these positive impacts was a $1.4 million increase in noninterest expense and a $1.3 million increase in the provision for loan losses. Excluding the impact of the gain on sale of the credit card portfolio, which was a one-time, non-recurring event, net income for the year 2005 would have been $17.4 million, or diluted net income per share of $2.84, a 20% increase versus $14.5 million in 2004. The Company earned $14.5 million for the year 2004 versus $13.9 million for 2003, an increase of 4.9%. The increase was driven by a $1.0 million decrease in the provision for loan losses, a $1.0 million decrease in noninterest expense and a $973,000 increase in net interest income. Offsetting these positive impacts was a $1.9 million decrease in non-interest income, driven by a $2.0 million decrease in net gains on the sale of mortgages held for sale.

Basic earnings per share for the year 2005 was $3.01 per share versus $2.48 per share for 2004 and $2.38 for 2003. Diluted earnings per share for the year ended 2005 was $2.92 per share versus $2.40 per share for the year ended 2004 and $2.31 for the year ended 2003. Diluted earnings per share reflect the potential dilutive impact of stock options granted under an employee stock option plan.

The Company’s total assets were $1.635 billion as of December 31, 2005 versus $1.453 billion as of December 31, 2004, an increase of $181.5 million or 12.5%. This increase was primarily due to a $173.6 million increase in commercial loans from $791.0 million at December 31, 2004 to $964.6 million at December 31, 2005.

RESULTS OF OPERATIONS

2005 versus 2004

The Company reported record net income of $18.0 million in 2005, an increase of $3.4 million, or 23.5%, versus net income of $14.5 million in 2004. Net interest income increased $6.9 million, or 16.0%, to $50.1 million versus $43.2 million in 2004. Net interest income increased due to growth in commercial loans as well as increases in interest rates in 2005 that contributed to an improvement in net interest income. Interest income increased $20.4 million, or 34.0%, from $60.0 million in 2004 to $80.4 million in 2005. The increase was driven primarily by an 89 basis point increase in the tax equivalent yield on average earning assets over the year as well as increases in average earning assets. Interest expense increased $13.5 million, or 80.3%, from $16.8 million in 2004 to $30.4 million in 2005. The increase was primarily the result of an 97 basis point increase in the Company’s daily cost of funds over the year. The Company had a net interest margin of 3.70% in 2005 versus 3.63% in 2004. Average earning assets increased by $160.7 million from $1.2 billion in 2004 to $1.4 billion in 2005. The primary driver was a $157.9 million increase in the average daily loan balance. This loan growth was led by significant growth in the Fort Wayne market and with balanced growth in the Bank’s other regions. Deposits increased to fund the loan growth during 2005, driven primarily by increases of $26.1 million in the average brokered deposit balances, $123.6 million in the average other time deposit account balances and increases of $15.4 million in the average daily demand deposit balances. Management believes that the growth in the loan portfolio will likely continue as a result of our strategic focus on commercial lending and in conjunction with the general expansion and penetration of the geographical markets the Company serves.

Nonaccrual loans were $7.3 million, or 0.61% of total loans, at year end versus $7.2 million, or 0.72% of total loans, at the end of 2004. There were five relationships totaling $6.9 million classified as impaired as of December 31, 2005 versus four relationships totaling $9.3 million at the end of 2004. The decrease in impaired loans was due primarily to the upgrade of a single commercial credit that was classified as impaired because, pursuant to the terms of the loan documentation, it had matured, although the parties were working to have it renewed. The renewal of the loan in question had been complicated as more than one bank was involved which resulted in it being past maturity. The renewal issues were resolved in the third quarter of 2005, the participant bank is no longer involved in the credit and the loan is current as to principal and interest. Net charge-offs were $460,000 in 2005 versus $703,000 in 2004, representing 0.04% and 0.08% of average daily loans in 2005 and 2004. Total nonperforming loans were $7.5 million, or 0.63% of total loans, at year end 2005 versus $10.0 million, or 1.00% of total loans, at the end of 2004. The provision for loan loss expense was $2.5 million in 2005, resulting in an allowance for loan losses at December 31, 2005 of $12.8 million, which represented 1.07% of the loan portfolio, versus a provision for loan loss expense of $1.2 million in 2004 and an allowance for loan losses of $10.8 million at the end of 2004, or 1.07% of the loan portfolio. The higher provision in 2005 versus 2004 was attributable to a number of factors, but was primarily a result of general growth in the loan portfolio as well as higher allocations on specific watch list credits. The level of loan loss provision is also influenced by other factors related to the growth in the loan portfolio, such as emerging market risk, commercial loan focus and large credit concentration, new industry lending activity, general economic conditions and historical loss percentages. In addition, management gives consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest income was $17.9 million in 2005 versus $16.6 million in 2004, an increase of $1.3 million, or 8.1%. The increase primarily resulted from an $863,000 gain on the sale of the Company’s retail credit card portfolio. Management’s decision to sell the portfolio was driven by the desire to provide a more fully featured business and retail credit card program to clients. Additionally, noninterest income increased due to a $216,000, or 9.7%, increase in merchant card fee income driven by higher volume activity in interchange and merchant fees. Other income increased by $234,000, or 15.9% driven by a $169,000 increase in income earned on bank owned life insurance in 2005 versus 2004 and a $62,000 gain on the sale of other real estate.

Noninterest expense increased $1.4 million, or 3.8%, from $36.7 million in 2004 to $38.1 million in 2005. Salaries and employee benefits increased by $870,000, or 4.4%, driven by higher incentive-based compensation as well as normal salary increases and staff additions. Other expense increased by $433,000, or 5.1%, driven by higher corporate and business development expenses as well as higher professional fees. Net occupancy expense increased from $2.5 million in 2004 to $2.8 million in 2005, primarily as a result of higher property taxes and maintenance expense. Equipment expense decreased from $2.1 million in 2004 to $1.9 million in 2005, primarily as a result of lower depreciation expense. Depreciation expense was lower as a result of technology asset additions related to system upgrades in prior years. Most of these assets have now fully depreciated, and still reporesent stable technology platforms. Data processing fees and supplies decreased from $2.5 million in 2004 to $2.4 million in 2005 primarily due to improved pricing with the Company’s processing agents. Credit card interchange fees increased from $1.4 million in 2004 to $1.5 million in 2005 driven by higher processing costs charged by VISA and increased credit card usage.

As a result of these factors, income before income tax expense increased $5.6 million, or 25.6%, from $21.8 million in 2004 to $27.4 million in 2005. Income tax expense was $9.5 million in 2005 versus $7.3 million in 2004. Income tax as a percentage of income before tax was 34.5% in 2005 versus 33.4% in 2004. The higher tax rate resulted from a decreased percentage of the Company’s income being derived from tax-advantaged sources. Net income increased $3.4 million, or 23.5%, to $18.0 million in 2005 versus $14.5 million in 2004. Basic earnings per share in 2005 was $3.01, an increase of 21.4%, versus $2.48 in 2004. The Company’s net income performance represented a 17.7% return on January 1, 2005, stockholders’ equity versus 16.2% in 2004. The net income performance resulted in a 1.20% return on average daily assets in 2005 versus 1.09% in 2004.

2004 versus 2003

The Company reported record net income of $14.5 million in 2004, an increase of $680,000, or 4.9%, versus net income of $13.9 million in 2003. Net interest income increased $973,000, or 2.3%, to $43.2 million versus $42.2 million in 2003. Net interest income increased due to a decrease in interest expense on interest bearing checking accounts and long-term borrowings, as well as growth in commercial loans, which offset some of the effect of the declining interest rates during the year. Despite growth in earning assets, interest income decreased $331,000, or 0.6%, from $60.3 million in 2003 to $60.0 million in 2004. The decrease was driven primarily by a 33 basis point reduction in the tax equivalent yield on average earning assets over the year. Interest expense decreased $1.3 million, or 7.2%, from $18.1 million in 2003 to $16.8 million in 2004. The decrease was primarily the result of a 21 basis point decrease in the Company’s daily cost of funds over the year. The Company had a net interest margin of 3.63% in 2004 versus 3.82% in 2003. Average earning assets increased by $88.5 million from $1.1 billion in 2003 to $1.2 billion in 2004. The primary driver was an $83.4 million increase in the average daily loan balance. Deposits increased to fund the loan growth during 2004, driven primarily by increases of $57.6 million in the average daily interest bearing checking account balances and increases of $33.9 million in the average daily demand deposit balances.

Nonaccrual loans were $7.2 million, or 0.72% of total loans, at year end versus $553,000, or 0.06% of total loans, at the end of 2003. There were four relationships totaling $9.3 million classified as impaired as of December 31, 2004 versus two relationships totaling $3.0 million at the end of 2003. The increase in both nonaccrual and impaired loans was due primarily to one commercial credit totaling $6.1 million. The borrower filed for chapter 11 bankruptcy late in the third quarter of 2004 and was in the process of determining its future business strategy. Borrower collateral and the personal guarantees of its principals support the credit. Net charge-offs were $703,000 in 2004 versus $1.6 million in 2003, representing 0.08% and 0.18% of average daily loans in 2004 and 2003. Total nonperforming loans were $10.0 million, or 1.00% of total loans, at year end 2004 versus $3.7 million, or 0.43% of total loans, at the end of 2003. The provision for loan loss expense was $1.2 million in 2004, resulting in an allowance for loan losses at December 31, 2004 of $10.8 million, which represented 1.07% of the loan portfolio, versus a provision for loan loss expense of $2.3 million in 2003 and an allowance for loan losses of $10.2 million at the end of 2003, or 1.18% of the loan portfolio. The lower provision in 2004 versus 2003 was attributable to a number of factors, but was primarily a result of the decrease in the level of charge-offs from $1.6 million in 2003 to $703,000 in 2004. The level of loan loss provision was also influenced by the overall growth in the loan portfolio and other factors related to this growth, such as emerging market risk, commercial loan focus and large credit concentration, new industry lending activity, general economic conditions and historical loss percentages. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on the then-current credit quality was also a factor in the determination of the provision for loan losses. The

Company’s management continued to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest income was $16.6 million in 2004 versus $18.4 million in 2003, a decrease of $1.9 million, or 10.1%. The decrease was driven by a $2.0 million, or 67.3%, decrease in gains on sale of mortgages, from $3.0 million in 2003 to $987,000 in 2004 as mortgage originations decreased from $143.2 million in 2003 to $59.3 million in 2004, a decrease of 58.6%. As experienced by the industry generally, this decrease was a result of the decreased level of mortgage activity during 2004 resulting from consumers having refinanced their homes in 2002 and 2003 when rates were falling. Additionally, noninterest income decreased due to a $500,000 decrease in gains on securities sold. Partially offsetting these decreases were increases of $645,000, or 27.2%, in trust and brokerage fees and $472,000, or 27.0%, in merchant card fee income. The increase in trust and brokerage fees resulted primarily from the Company’s December 1, 2003 acquisition of Indiana Capital Management while the increase in merchant card fees was driven by higher volume activity in interchange and merchant fee income.

Noninterest expense decreased $1.0 million, or 2.7% from $37.7 million in 2003 to $36.7 million in 2004. Equipment expense decreased from $2.5 million in 2003 to $2.1 million in 2004, primarily as a result of lower depreciation expense and personal property tax expenses. Depreciation expense was lower as a result of technology asset additions related to system upgrades driven by Y2K issues; these assets were fully depreciated in mid 2004. Credit card interchange fees increased from $1.0 million in 2003 to $1.4 million in 2004 driven by higher processing costs charged by VISA and increased credit card usage. In addition, during 2003, the Company redeemed its existing high fixed rate subordinated debentures and reissued variable rate subordinated debentures at a lower rate to better match long-term assets and liabilities. The redemption resulted in a loss on extinguishment of $804,000.

As a result of these factors, income before income tax expense increased $1.2 million, or 5.6%, from $20.7 million in 2003 to $21.8 million in 2004. Income tax expense was $7.3 million in 2004 versus $6.8 million in 2003. Income tax as a percentage of income before tax was 33.4% in 2004 versus 33.0% in 2003. The higher tax rate resulted from a decreased percentage of the Company’s income being derived from tax-advantaged sources. Net income increased $680,000, or 4.9%, to $14.5 million in 2004 versus $13.9 million in 2003. Basic earnings per share in 2004 was $2.48, an increase of 4.2%, versus $2.38 in 2003. The Company’s net income performance represented a 16.2% return on January 1, 2004, stockholders’ equity versus 16.5% in 2003. The net income performance resulted in a 1.09% return on average daily assets in 2004 versus 1.12% in 2003.

FINANCIAL CONDITION

As of December 31, 2005, the Company had 43 offices serving twelve counties in northern Indiana. The Company added no new offices during 2005. Since 1996, the Company has added seventeen new offices through acquisition and internal growth. The Company will consider future acquisition and expansion opportunities with an emphasis on markets that it believes would be receptive to its business philosophy of local, independent banking. The Company sold five branches in its south region during the third quarter of 2001 in order to help position the Company to focus on growth opportunities in its core northern markets, which are anchored by the cities of Warsaw, Fort Wayne, Elkhart and South Bend, Indiana.

Total assets of the Company were $1.635 billion as of December 31, 2005, an increase of $181.5 million, or 12.5%, when compared to $1.453 billion as of December 31, 2004.

Total cash and cash equivalents decreased by $21.2 million, or 20.4%, to $82.7 million at December 31, 2005 from $103.9 million at December 31, 2004. The decrease was primarily attributable to loan growth and the corresponding funding needs associated with that growth.

Total securities available for sale increased by $4.4 million, or 1.5%, to $290.9 million at December 31, 2005 from $286.6 million at December 31, 2004. The increase was a result of a number of activities in the securities portfolio. Paydowns from prepayments of $49.1 million were received, and the amortization of premiums, net of the accretion of discounts, was $2.6 million. Maturities, calls and sales of securities totaled $8.2 million. The fair value of the securities decreased $4.1 million as a result of the rising interest rate environment during 2005. These portfolio decreases were offset by securities purchases totaling $68.4 million. The investment portfolio is managed to limit the Company’s exposure to risk and contains mostly collateralized mortgage obligations and other securities which are either directly or indirectly backed by the federal government or a local municipal government. The investment portfolio did not contain any corporate debt instruments or trust preferred instruments as of December 31, 2005.

Real estate mortgages held for sale decreased by $2.0 million, or 67.9%, to $960,000 at December 31, 2005 from $3.0 million at December 31, 2004. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During 2005, $43.9 million in real estate mortgages were originated for sale and $45.5 million in mortgages were sold, compared to $59.3 million and $59.8 million in 2004. This lower volume of real estate mortgages originated was caused primarily by the increase in interest rates from historically low levels.

Total loans, excluding real estate mortgages held for sale, increased by $195.4 million, or 19.5%, to $1.199 billion at December 31, 2005 from $1.003 billion at December 31, 2004. The mix of loan types within the Company’s portfolio continued a trend toward a higher percentage of the total loan portfolio being in commercial loans. The portfolio breakdown at year end 2005 reflected 81% commercial and industrial and agri-business, 6% real estate and 13% consumer loans compared to 79% commercial and industrial and agri-business, 5% real estate and 16% consumer loans at December 31, 2004.

At December 31, 2005, the allowance for loan losses was $12.8 million, or 1.07% of total loans outstanding, versus $10.8 million, or 1.07%, of total loans outstanding at December 31, 2004. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the following considerations.

The Company has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Commercial loans represent higher dollar loans to fewer customers and therefore higher credit risk. Pricing is adjusted to manage the higher credit risk associated with these types of loans. The majority of fixed rate mortgage loans, which represent increased interest rate risk, are sold in the secondary market, as well as some variable rate mortgage loans. The remainder of the variable rate mortgage loans and a small number of fixed rate mortgage loans are retained. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions would become unfavorable certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Loans are charged against the allowance for loan losses when management believes that the uncollectability of the principal is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors: application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish specific allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At December 31, 2005, on the basis of management’s review of the loan portfolio, the Company had loans totaling $49.6 million on the classified loan list versus $56.2 million on December 31, 2004. As of December 31, 2005, the Company had $24.6 million of assets classified special mention, $24.7 million classified as substandard, $333,000 classified as doubtful and $0 classified as loss as compared to $32.1 million, $23.3 million, $751,000 and $0 at December 31, 2004.

Allowance estimates are developed by management taking into account actual loss experience, adjusted for current economic conditions. The Company discusses this methodology with regulatory authorities to ensure compliance. Allowance estimates are considered a prudent measurement of the risk in the Company’s loan portfolio and are applied to individual loans based on loan type. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.

The Company has experienced growth in total loans over the last three years of $376.0 million, or 45.7%. The concentration of this loan growth was in the commercial loan portfolio. Commercial loans comprised 81%, 79% and 78% of the total loan portfolio at December 31, 2005, 2004 and 2003. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and geography. Management has historically considered growth and portfolio composition when determining loan loss allocations. Management believes that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.

As a result of the methodology in determining the adequacy of the allowance for loan losses, the provision for loan losses was $2.5 million in 2005 versus $1.2 million in 2004. At December 31, 2005, total nonperforming loans decreased by $2.5 million to $7.5 million from $10.0 million at December 31, 2004. Loans delinquent 90 days or more that were included in the accompanying financial statements as accruing totaled $174,000 versus $2.8 million at December 31, 2004. Total impaired loans decreased by $2.4 million to $6.9 million at December 31, 2005 from $9.3 million at December 31, 2004. The decreases in nonperforming loans and impaired loans resulted primarily from the upgrade of a single commercial credit that was classified as impaired because, pursuant to the terms of the loan documentation, it had matured, although the parties were working to have it renewed. The renewal of the loan in question had been complicated as more than one bank was involved which resulted in it being past maturity. The renewal issues were resolved in the third quarter of 2005, the participant bank is no longer involved in the credit and the loan is current as to principal and interest. The $6.9 million in impaired loans are all in nonaccrual status. The Company allocated $2.9 million and $1.7 million of the allowance for loan losses to the impaired loans in 2005 and 2004. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

The Company believes that the improvement in total nonperforming loans is a reflection of the continued focus on enforcement of a strong credit environment, an aggressive position on loan work-out situations and a general improvement in the regional economic conditions. The allowance for loan loss to total loans percentage was 1.07% in both 2004 and 2005. The Company does not believe that it has experienced any meaningful change in overall asset quality and that its overall expansion strategy has employed a credit risk management approach that promotes diversification and therefore creates a balanced portfolio with appropriate risk parameters. Furthermore, the Company requires that the overall asset quality position can be influenced by a small number of credits due to the focus on commercial lending activity.

Total deposits increased by $150.8 million, or 13.5%, to $1.266 billion at December 31, 2005 from $1.115 billion at December 31, 2004. The increase resulted from increases of $72.5 million in brokered deposits, $53.3 million in other certificates of deposit, $56.8 million in money market transaction accounts, $10.3 million in demand deposit accounts and $1.1 million in money market accounts. Offsetting these increases were declines of $36.1 million in Investors’ Money Market accounts and $7.1 million in savings accounts.

Total short-term borrowings increased by $25.9 million, or 14.0%, to $211.5 million at December 31, 2005 from $185.7 million at December 31, 2004. The increase resulted from a $23.0 million increase in federal funds purchased and $3.0 million in securities sold under agreements to repurchase combined with decreases of $122,000 in U.S. Treasury demand notes.

The Company believes that a strong, appropriately managed capital position is critical to long-term earnings and expansion. Bank regulatory agencies exclude the market value adjustment created by SFAS No. 115 (AFS adjustment) from capital adequacy calculations. Excluding this adjustment from the calculation, the Company had a total risk-based capital ratio of 11.8% and a Tier I risk-based capital ratio of 10.8% as of December 31, 2005. These ratios met or exceeded the Federal Reserve’s “well-capitalized” minimums of 10.0% and 6.0%, respectively.

The ability to maintain and grow these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders’ equity increased by 11.6% to $113.3 million as of December 31, 2005 from $101.8 million as of December 31, 2004. The increase in 2005 resulted from net income of $18.0 million less the following factors:

•	cash dividends of $5.5 million,
•	an unfavorable change in the AFS adjustment for the market valuation on securities held for sale of $2.6 million, net of tax,
•	a positive minimum pension liability adjustment of $18,000, net of tax,
•	$171,000 for the acquisition of treasury stock and
•	$1.7 million related to stock option exercises.

Total stockholders’ equity increased by 13.0% to $101.8 million as of December 31, 2004, from $90.0 million as of December 31, 2003. The increase in 2004 resulted from net income of $14.5 million less the following factors:

•	cash dividends of $4.9 million,
•	an unfavorable change in the AFS adjustment for the market valuation on securities held for sale of $18,000, net of tax,
•	a positive minimum pension liability adjustment of $33,000, net of tax,
•	$165,000 for the acquisition of treasury stock,
•	$2.1 million related to stock option exercises and stock compensation expense and
•	$335,000 of treasury stock sold and distributed under the deferred directors’ plan.

The 2005 AFS adjustment reflected a 234 basis point increase in the two to five year U.S. Treasury rates during 2005. Due to the fact that the securities portfolio is primarily fixed rate, a negative equity adjustment would likely occur if interest rates increased. Management has factored this into the determination of the size of the AFS portfolio to assure that stockholders’ equity is adequate under various scenarios.

Other than those indicated in this management’s discussion and in the risk factors set forth in this annual report, management is not aware of any known trends, events or uncertainties that would have a material effect on the Company’s liquidity, capital and results of operations. In addition, management is not aware of any regulatory recommendations that, if implemented, would have such an effect.

Critical Accounting Policies

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances which could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of mortgage servicing rights.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to provide for probable incurred credit losses. Loan losses are charged against the allowance when management believes that a loan will not be repaid.

Subsequent recoveries, if any, are credited to the allowance. Allocations of the allowance are made for specific loans and for pools of similar types of loans, although the entire allowance is available for any loan that, in management’s judgment, should be charged against the allowance. A provision for loan losses is taken based on management’s ongoing evaluation of the appropriate allowance balance. A formal evaluation of the adequacy of the loan loss allowance is conducted at least monthly and more often if deemed necessary. The ultimate recovery of all loans is susceptible to future market factors beyond the Company’s control.

The level of loan loss provision is influenced by growth in the overall loan portfolio, emerging market risk, commercial loan focus and large credit concentration, new industry lending activity, general economic conditions and historical loss analysis. In addition, management gives consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Furthermore, management’s overall view on credit quality is a factor in the determination of the provision.

The determination of the appropriate allowance is inherently subjective, as it requires significant estimates. The Company has an established process to determine the adequacy of the allowance for loan losses that generally includes consideration of the following factors: changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions that may affect the borrowers’ ability to repay. Consideration is not limited to these factors, although they represent the most commonly cited factors. With respect to specific allocation levels for individual credits, management generally considers the amounts and timing of expected future cash flows and the valuation of collateral as the primary measures. Management also considers trends in adversely classified loans based upon an ongoing review of those credits. With respect to pools of similar loans, we generally use percentage allocations based upon historical analysis. We may also adjust these allocations for other factors cited above. An appropriate level of general allowance for pooled loans is determined after considering the following: application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentration, new industry lending activity and general economic conditions. It is also possible that the following could affect the overall process: social, political, economic and terrorist events or activities. All of these factors are susceptible to significant change. As a result of this detailed process, the allowance results in two forms of allocations, specific and general. These two components represent the total allowance for loan losses deemed adequate to cover probable losses inherent in the loan portfolio.

Commercial loans are subject to a dual standardized grading process administered by the credit administration and internal loan review functions. A credit grade is assigned to each commercial loan by both the commercial loan officer and the loan review department. These grade assignments are performed independent of each other and may or may not be the same grade. The loan review grade is the grade assigned in the Company’s loan system for individual credits. The need for specific allocation of the loan loss reserve is considered for individual credits when graded special mention, substandard, doubtful or loss. Other considerations with respect to specific allocations for individual credits include, but are not limited to, the following: (a) does the customer’s cash flow or net worth appear insufficient to repay the loan; (b) is there adequate collateral to repay the loan (c) has the loan been criticized in a regulatory examination; (d) is the loan on non-accrual; (e) are there other reasons where the ultimate collectibility of the loan is in question; or (f) are there unique loan characteristics require special monitoring. Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individual credit that we believe indicates the loan is impaired.

Allocations are also applied to categories of loans not considered individually impaired but for which the rate of loss is expected to be consistent with or greater than historical averages. Such allocations are based on past loss experience and information about specific borrower situations and estimated collateral values. In addition, general allocations are made for other pools of loans, including non-classified loans. These general pooled loan allocations are performed for similar portfolios of consumer and residential real estate loans, and loans within certain industry categories believed to present unique risk of loss. General allocations of the allowance are primarily made based on a five-year historical average for loan losses for these portfolios, judgmentally adjusted for economic factors and portfolio trends.

Due to the imprecise nature of estimating the allowance for loan losses, the Company’s allowance for loan losses includes an unallocated component. The unallocated component of the allowance for loan losses incorporates the Company’s judgmental determination of inherent losses that may not be fully reflected in other allocations, including factors such as economic uncertainties, industry trends impacting specific portfolio segments, broad portfolio quality trends and trends in the composition of the Company’s large commercial loan portfolio and related large dollar exposures to individual borrowers.

Mortgage Servicing Rights Valuation

Mortgage servicing rights (MSRs) are recognized and included with other assets for the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to type and interest rate. Fair value is determined based upon discounted cash flows using market-based assumptions.

To determine the fair value of MSRs, the Company uses a valuation model that calculates the present value of estimated future net servicing income. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.

The most significant assumption used to value MSRs is prepayment rate. In general, during periods of declining interest rates, the value of MSRs decline due to increasing prepayment speeds attributable to increased mortgage refinancing activity. Prepayment rates are estimated based on published industry consensus prepayment rates. Prepayments will increase or decrease in correlation with market interest rates and actual prepayments generally differ from initial estimates. If actual prepayment rates are different than originally estimated, the Company may receive less mortgage servicing income, which could reduce the value of the MSRs. Other assumptions used in estimating the fair value of MSRs do not generally fluctuate to the same degree as prepayment rates, and therefore the fair value of MSRs is less sensitive to changes in these other assumptions.

On a monthly basis, the Company evaluates the possible impairment of MSRs based on the difference between the carrying amount and the current fair value of MSRs. For purposes of evaluating and measuring impairment, the Company stratifies its portfolios on the basis of certain risk characteristics, including loan type and interest rate. If impairment exists, a valuation allowance is established for any excess of amortized cost over the current fair value, by risk stratification, through a charge to income. If the Company later determines that all or a portion of the impairment no longer exists for a particular strata, a reduction of the valuation allowance may be recorded as an increase to income.

Newly Issued But Not Yet Effective Accounting Standards

FASB Statement 123 (revised 2004), Share-Based Payment requires expensing of stock options effective for years beginning after June 15, 2005. The Company plans to adopt this standard as of January 1, 2006 and will begin expensing any unvested stock options at that time. The Company estimates the 2006 expense to be approximately $154,000. This amount does not take into account any additional grants that may be done during the year.

FASB Staff Position (FSP) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” is effective for reporting periods after December 15, 2005. FSP FAS 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s financial condition or results of operations.

No other new accounting standards have been issued that are not yet effective that are expected to have a significant impact on the Company’s financial condition or results of operations.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. Given current prepayment assumptions, the cash flow from the securities portfolio is expected to provide approximately $37.6 million of funding in 2006.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2005, the Company had $210.0 million in Federal Funds lines with correspondent banks and may borrow up to $100.0 million at the Federal Home Loan Bank of Indianapolis. The Company has its securities in the available for sale (AFS) portfolio. Therefore the Company may sell securities to meet funding demands. Management believes that the securities in the AFS portfolio are of high quality and would therefore be marketable. Approximately 82% of this portfolio is comprised of Federal agency securities or mortgage-backed securities directly or indirectly backed by the Federal government. In addition, the Company has historically sold mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.

During 2005, cash and cash equivalents decreased $21.2 million from $103.9 million as of December 31, 2004 to $82.7 million as of December 31, 2005. The primary driver of this decrease was an increase in net loans of $199.1 million, which is net of approximately $43.9 million of loans originated and sold during 2005. Other uses of funds were purchases of securities of $68.4 million and payments on long-term borrowings of $10.0 million. Sources of funds were a net increase in deposits of $150.8 million, proceeds from maturities, calls and principal paydowns of securities of $51.0 million and proceeds from loan sales of $46.4 million. Other sources of funds were proceeds from short-term borrowings of $25.9 million and proceeds from the sale of securities of $6.3 million.

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

The following tables disclose information on the maturity of the Company’s contractual long-term obligations and commitments. Certificates of deposit listed are those with original maturities of 1 year or more.

	Payments Due by Period
		One year			After 5
	Total	or less	1-3 years	4-5 years	years
	(in thousands)
Certificates of deposit	$169,358	$ 83,635	$ 76,285	$ 9,214	$ 225
Long-term debt	46	0	0	0	46
Operating leases	294	120	153	20	1
Subordinated debentures	30,928	0	0	0	30,928
Total contractual long-term cash
obligations	$200,626	$ 83,755	$ 76,438	$ 9,234	$ 31,199

			Amount of Commitment Expiration Per Period
			Total
			Amount	One year	Over one
			Committed	or less	year
			(in thousands)
Unused loan commitments			$ 488,587	$ 349,479	$ 139,108
Commercial letters of credit			2,950	1,289	1,661
Standby letters of credit			10,944	10,944	0
Total commitments and letters of credit			$ 502,481	$ 361,712	$ 140,769

Inflation

The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index (“CPI”) coincides with changes in interest rates. The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding affect on interest rates or upon the cost of those goods and services normally purchased by the Company. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds. In other years, the reverse situation may occur.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management (ALCO) and Securities

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk, does not own any significant derivative financial instruments and does not maintain a trading portfolio. The Board of Directors annually reviews and approves the ALCO policy used to manage interest rate risk. This policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. Given the Company’s mix of interest bearing liabilities and interest bearing assets on December 31, 2005, the net interest margin could be expected to decline in a falling interest rate environment and conversely, to increase in a rising rate environment. During 2005 the Federal Open Market Committee (FOMC) increased the target fed funds rate eight times for a total increase of 2.00%. These actions resulted in an increase in the yield on earning assets from 5.00% for 2004 to 5.89% for 2005. The majority of the increase in the earning assets yield was in the loan portfolio which increased its yield for 2005 by .98% over the yield for 2004. These increases by the FOMC also impacted the rates paid on deposit accounts and purchased funds. The rate paid on interest bearing deposits and purchased funds increased from 1.65% for 2004 to 2.62% for 2005. The combined result of the increase in the yield on earning assets and the increase in the rates paid on deposits and purchased funds was an increase in the net margin from 3.63% for 2004 to 3.70% for 2005. Future changes in the net interest margin will be dependent upon multiple factors including further actions by the FOMC during 2006, competitive pressures in the various markets served, and changes in the structure of the balance sheet in response to customer demands for products and services.

The Company utilizes a computer program to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves, as well as other factors. The ALCO committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. Although management does not consider GAP ratios in this planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company’s cumulative repricing GAP ratio as of December 31, 2005 for the next 12 months using a rates unchanged scenario was a negative 8.31% of earning assets.

The Company’s investment portfolio consists of U.S. Treasury securities, agencies, mortgage-backed securities and municipal bonds. During 2005, purchases in the securities portfolio consisted primarily of agency securities and municipal bonds. As of December 31, 2005, the Company’s investment in mortgage-backed securities represented approximately 71% of total securities and consisted of CMOs and mortgage pools issued by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae, Fannie Mae and Freddie Mac securities are each guaranteed by their respective agencies as to principal and interest. All mortgage securities purchased by the Company are within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company’s investment policy. The Company uses Bloomberg analytics to evaluate and monitor all purchases. As of December 31, 2005, the securities in the AFS portfolio had approximately a three-year average life with approximately 10% price depreciation in the event of a 300 basis points upward movement. The portfolio had approximately 5% price appreciation in the event of a 300 basis point downward movement in rates. As of December 31, 2005, all mortgage securities were performing in a manner consistent with management’s original expectations.

The following table provides information regarding the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the tables present principal cash flows and related weighted-average interest rates by contractual maturities, as well as the Company’s historical experience of the impact of interest-rate fluctuations on the prepayment of residential and home equity loans and mortgage-backed securities. Core deposits such as deposits, interest-bearing checking, savings and money market deposits that have no contractual maturity, are shown under Year 1, however historical experience indicates that some potion of the balances are retained over time. Weighted-average variable rates are based upon rates existing at the reporting date.

Table of Contents	2005
	Principal/Notional Amount Maturing in:
	(in thousands)
								Fair
								Value
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	12/31/2005
Rate sensitive assets:
Fixed interest rate loans	$ 131,443	$ 92,181	$ 86,528	$ 74,949	$ 62,429	$ 24,706	$ 472,236	$ 466,802
Average interest rate	6.41%	6.28%	6.23%	6.19%	6.53%	6.56%	6.34%
Variable interest rate loans	$ 679,813	$ 1,197	$ 1,259	$ 2,004	$ 1,354	$ 40,867	$ 726,494	$ 724,734
Average interest rate	7.23%	7.01%	7.04%	6.20%	7.31%	7.20%	7.21%
Fixed interest rate securities	$ 48,976	$ 39,968	$ 45,691	$ 54,533	$ 35,632	$ 69,995	$ 294,795	$ 290,604
Average interest rate	3.46%	3.53%	3.66%	3.85%	4.01%	4.38%	3.86%
Variable interest rate securities	$ 98	$ 75	$ 54	$ 40	$ 30	$ 36	$ 333	$ 331
Average interest rate	6.24%	8.18%	7.53%	6.89%	6.30%	6.09%	6.95%
Other interest-bearing assets	$ 5,292	$ 0	$ 0	$ 0	$ 0	$ 0	$ 5,292	$ 5,292
Average interest rate	4.12%	0.00%	0.00%	0.00%	0.00%	0.00%	4.12%
Rate sensitive liabilities:
Non-interest bearing checking	$ 247,605	$ 0	$ 0	$ 0	$ 0	$ 0	$ 247,605	$ 247,605
Average interest rate
Savings & interest bearing checking	$ 458,570	$ 0	$ 0	$ 0	$ 0	$ 0	$ 458,570	$ 458,570
Average interest rate	2.14%	0.00%	0.00%	0.00%	0.00%	0.00%	2.14%
Time deposits	$ 416,731	$ 91,595	$ 31,743	$ 12,277	$ 6,191	$ 1,533	$ 560,070	$ 558,027
Average interest rate	3.91%	4.11%	3.95%	4.08%	4.30%	4.05%	3.96%
Fixed interest rate borrowings	$ 136,148	$ 394	$ 0	$ 0	$ 0	$ 46	$ 136,588	$ 136,580
Average interest rate	1.94%	3.26%	0.00%	0.00%	0.00%	6.15%	1.94%
Variable interest rate borrowings	$ 75,000	$ 0	$ 0	$ 0	$ 0	$ 30,928	$ 105,928	$ 104,857
Average interest rate	4.18%	0.00%	0.00%	0.00%	0.00%	7.26%	5.08%

Table of Contents ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
December 31	2005	2004
ASSETS
Cash and due from banks	$ 77,387	$ 81,144
Short-term investments	5,292	22,714
Total cash and cash equivalents	82,679	103,858
Securities available for sale (carried at fair value)	290,935	286,582
Real estate mortgages held for sale	960	2,991
Loans, net of allowance for loan losses of $12,774 and $10,754	1,185,956	992,465
Land, premises and equipment, net	24,563	25,057
Bank owned life insurance	19,654	16,896
Accrued income receivable	7,416	5,765
Goodwill	4,970	4,970
Other intangible assets	1,034	1,245
Other assets	16,446	13,293
Total assets	$ 1,634,613	$ 1,453,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Noninterest bearing deposits	$ 247,605	$ 237,261
Interest bearing deposits	1,018,640	878,138
Total deposits	1,266,245	1,115,399
Short-term borrowings
Federal funds purchased	43,000	20,000
Securities sold under agreements to repurchase	91,071	88,057
U.S. Treasury demand notes	2,471	2,593
Other short-term borrowings	75,000	75,000
Total short-term borrowings	211,542	185,650
Accrued expenses payable	10,423	7,445
Other liabilities	2,095	1,889
Long-term borrowings	46	10,046
Subordinated debentures	30,928	30,928
Total liabilities	1,521,279	1,351,357

Commitments, off-balance sheet risks and contingencies (Notes 1 and 19)

STOCKHOLDERS’ EQUITY
Common stock: 90,000,000 shares authorized, no par value
5,986,054 shares issued and 5,947,342 outstanding as of December 31, 2005
5,915,854 shares issued and 5,881,283 outstanding as of December 31, 2004	1,453	1,453
Additional paid-in capital	14,287	12,463
Retained earnings	102,327	89,864
Accumulated other comprehensive loss	(3,814)	(1,267)
Treasury stock, at cost (2005 - 38,712 shares, 2004 - 34,571 shares)	(919)	(748)
Total stockholders’ equity	113,334	101,765
Total liabilities and stockholders’ equity	$ 1,634,613	$ 1,453,122
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands except share and per share data)
Years Ended December 31	2005	2004	2003
NET INTEREST INCOME
Interest and fees on loans
Taxable	$ 68,230	$ 49,087	$ 46,861
Tax exempt	182	287	280
Interest and dividends on securities
Taxable	9,343	8,103	10,946
Tax exempt	2,341	2,344	2,061
Interest on short-term investments	333	184	188
Total interest income	80,429	60,005	60,336
Interest on deposits	24,331	13,397	14,079
Interest on borrowings
Short-term	3,790	1,556	1,110
Long-term	2,232	1,880	2,948
Total interest expense	30,353	16,833	18,137
NET INTEREST INCOME	50,076	43,172	42,199
Provision for loan losses	2,480	1,223	2,254
NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	47,596	41,949	39,945

NONINTEREST INCOME
Trust and brokerage income	3,113	3,015	2,370
Service charges on deposit accounts	6,929	6,917	6,860
Loan, insurance and service fees	1,984	1,945	2,296
Merchant card fee income	2,435	2,219	1,747
Other income	1,709	1,475	1,636
Gain on sale of credit card portfolio	863	0	0
Net gains on sales of real estate mortgages held for sale	934	987	3,018
Net securities gains (losses)	(69)	0	500
Total noninterest income	17,898	16,558	18,427

NONINTEREST EXPENSE
Salaries and employee benefits	20,543	19,673	19,829
Net occupancy expense	2,774	2,496	2,444
Equipment costs	1,942	2,106	2,538
Data processing fees and supplies	2,396	2,546	2,433
Credit card interchange	1,527	1,397	955
Loss on extinguishment of debt	0	0	804
Other expense	8,875	8,442	8,676
Total noninterest expense	38,057	36,660	37,679
INCOME BEFORE INCOME TAX EXPENSE	27,437	21,847	20,693
Income tax expense	9,479	7,302	6,828
NET INCOME	$ 17,958	$ 14,545	$ 13,865
BASIC WEIGHTED AVERAGE COMMON SHARES	5,963,878	5,867,705	5,819,916
BASIC EARNINGS PER COMMON SHARE	$ 3.01	$ 2.48	$ 2.38
DILUTED WEIGHTED AVERAGE COMMON SHARES	6,144,733	6,064,077	6,001,449
DILUTED EARNINGS PER COMMON SHARE	$ 2.92	$ 2.40	$ 2.31
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in thousands except share and per share data)
				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2003	1,453	$ 8,537	$ 70,819	$ 3,937	$ (866)	$ 83,880
Comprehensive income:
Net income			13,865			13,865
Other comprehensive income, net of tax				(5,219)		(5,219)
Comprehensive income						8,646
Cash dividends declared, $.76 per share			(4,424)			(4,424)
Transfer of deferred directors’ liability		949				949
Treasury shares purchased under deferred directors’ plan
(6,022 shares)		169			(169)	0
Treasury stock sold and distributed under deferred directors’
plan (6,515 shares)		35			117	152
Stock issued for stock option exercises (20,760 shares)		484				484
Tax benefit of stock option exercises		81				81
Stock compensation expense		254				254
Balance at December 31, 2003	1,453	10,509	80,260	(1,282)	(918)	90,022
Comprehensive income:
Net income			14,545			14,545
Other comprehensive income, net of tax				15		15
Comprehensive income						14,560
Cash dividends declared, $.84 per share			(4,941)			(4,941)
Treasury shares purchased under deferred directors’ plan
(4,786 shares)		165			(165)	0
Treasury stock sold and distributed under deferred directors’
plan (16,696 shares)		(335)			335	0
Stock issued for stock option exercises (81,110 shares)		1,711				1,711
Tax benefit of stock option exercises		359				359
Stock compensation expense		54				54
Balance at December 31, 2004	1,453	12,463	89,864	(1,267)	(748)	101,765
Comprehensive income:
Net income			17,958			17,958
Other comprehensive income, net of tax				(2,547)		(2,547)
Comprehensive income						15,411
Cash dividends declared, $.92 per share			(5,495)			(5,495)
Treasury shares purchased under deferred directors’ plan
(4,141 shares)		171			(171)	0
Stock issued for stock option exercises (70,200 shares)		1,168				1,168
Tax benefit of stock option exercises		485				485
Balance at December 31, 2005	1,453	$ 14,287	$ 102,327	$ (3,814)	$ (919)	$ 113,334
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Years Ended December 31	2005	2004	2003
Cash flows from operating activities:
Net income	$ 17,958	$ 14,545	$ 13,865
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,643	2,091	2,210
Provision for loan losses	2,480	1,223	2,254
Write down of other real estate owned	0	15	0
Amortization of intangible assets	211	215	154
Amortization of loan servicing rights	572	573	671
Net change in loan servicing rights valuation allowance	(159)	(154)	(224)
Loans originated for sale	(43,909)	(59,341)	(143,230)
Net gain on sales of loans	(934)	(987)	(3,018)
Proceeds from sale of loans	46,431	60,243	152,118
Net gain on sale of credit cards	(863)	0	0
Net (gain) loss on sale of premises and equipment	(79)	106	(101)
Net gain on sales of securities available for sale	69	0	(500)
Net securities amortization	2,613	3,566	1,549
Stock compensation expense	0	54	254
Earnings on life insurance	(801)	(632)	(692)
Net change:
Accrued income receivable	(1,651)	(755)	(11)
Accrued expenses payable	4,518	(248)	(1,404)
Other assets	(2,638)	2,641	2,603
Other liabilities	206	428	(958)
Total adjustments	7,709	9,038	11,675
Net cash from operating activities	25,667	23,583	25,540

Cash flows from investing activities:
Proceeds from sale of securities available for sale	6,259	0	14,338
Proceeds from maturities, calls and principal paydowns of
securities available for sale	51,047	63,185	132,377
Purchases of securities available for sale	(68,391)	(72,032)	(162,540)
Purchase of life insurance	(1,957)	(811)	(1,393)
Proceeds from credit card sale	4,008	0	0
Net increase in total loans	(199,116)	(133,047)	(51,681)
Proceeds from sales of land, premises and equipment	645	144	159
Purchases of land, premises and equipment	(1,715)	(1,241)	(3,627)
Increase in investment in unconsolidated subsidiary	0	0	(309)
Net payments in acquisition	0	0	(600)
Net cash from investing activities	(209,220)	(143,802)	(73,276)

Cash flows from financing activities:
Net increase in total deposits	150,846	189,008	13,066
Net increase (decrease) in short-term borrowings	25,892	889	(207)
Proceeds from long-term borrowings	0	0	40,928
Payments on long-term borrowings	(10,000)	(20,001)	(31,920)
Dividends paid	(5,361)	(4,806)	(4,306)
Proceeds from the sale of common stock	0	0	152
Proceeds from stock option exercise	1,168	1,711	484
Purchase of treasury stock	(171)	(165)	(169)
Net cash from financing activities	162,374	166,636	18,028
Net change in cash and cash equivalents	(21,179)	46,417	(29,708)
Cash and cash equivalents at beginning of the year	103,858	57,441	87,149
Cash and cash equivalents at end of the year	$ 82,679	$ 103,858	$ 57,441
Cash paid during the year for:
Interest	$ 27,682	$ 15,663	$ 18,935
Income taxes	9,420	5,587	6,955
Supplemental non-cash disclosures:
Loans transferred to other real estate	0	0	1,922
Directors’ deferred liability transferred from other liabilities to equity	0	0	949
The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:

The consolidated financial statements include Lakeland Financial Corporation and its wholly-owned subsidiary, Lake City Bank (the “Bank”), together referred to as (the “Company”). Also included in the consolidated financial statements is LCB Investments Limited, a wholly-owned subsidiary of Lake City Bank, which is a Bermuda corporation that manages a portion of the Bank’s investment portfolio. All intercompany transactions and balances are eliminated in consolidation.

The Company provides financial services through its subsidiary, Lake City Bank, a full-service commercial bank with 43 branch offices in twelve counties in northern Indiana. The Company provides commercial, retail, trust and investment services to its customers. Commercial products include commercial loans and technology-driven solutions to commercial customers’ cash management needs such as internet business banking and on-line cash management services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans. The Company provides credit card services to retail and commercial customers through its retail card program and merchant processing activity. The Company also has an Honors Private Banking program that is positioned to serve the more financially sophisticated customer with a menu including brokerage and trust services, executive mortgage programs and access to financial planning seminars and programs. The Company’s Prospero Program is dedicated to serving the expanding financial needs of the Latino community. The Company provides trust clients with traditional personal and corporate trust services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance. Other financial instruments, which represent potential concentrations of credit risk, include deposit accounts in other financial institutions.

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

The Company does not have any material derivative instruments, nor does the Company participate in any significant hedging activities.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Allowance for Loan Losses:

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, internal loan grade classifications, economic conditions and other factors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available or as future events change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as special mention, substandard or doubtful on the Company’s watch list. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Mortgage and commercial loans, when they have been delinquent from 90 to 180 days, are reviewed to determine if a charge-off is necessary, if the related collateral, if any, is not sufficient to offset the indebtedness.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments in Limited Partnerships:

Investments in limited partnerships represent the Company’s investments in affordable housing projects for the primary purpose of available tax benefits. The Company is a limited partner in these investments and as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the balance sheet. These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable. The investment recorded at December 31, 2005 and 2004 was $406,000 and $431,000 and is included with other assets in the balance sheet.

Foreclosed Assets:

Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. At December 31, 2005 and 2004, the balance of repossessed assets and real estate owned was $25,000 and $274,000 and are included with other assets on the balance sheet.

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

Bank Owned Life Insurance:

At December 31, 2005 and 2004, the Company owned $19.3 million and $16.8 million of life insurance policies on certain officers to replace group term life insurance for these individuals. At December 31, 2005 and 2004 the Company also owned $308,000 and $136,000 of variable life insurance on certain officers to fund a deferred compensation plan. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Benefit Plans:

The Company maintains a 401(k) profit sharing plan for all employees meeting age and service requirements. The Company contributions are based upon the percentage of budgeted net income earned during the year for 2005 and 2004 and upon the rate of return on stockholders’ equity as of January 1st for 2003. The Company has a noncontributory defined benefit pension plan which covered substantially all employees until the plan was frozen effective April 1, 2000. Funding of the plan equals or exceeds the minimum funding requirement determined by the actuary. Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Benefits are based on years of service and compensation levels. An employee deferred compensation plan is available to certain employees with returns based on investments in mutual funds. The Company maintains a directors’ deferred compensation plan. Effective January 1, 2003, the directors’ deferred compensation plan was amended to restrict the deferral to be in stock only and deferred directors’ fees are included in equity. Prior to amending the plan, deferred directors’ fees were included in other liabilities. The Company acquires shares on the open market and records such shares as treasury stock.

Stock Compensation:

Effective December 9, 1997, the Company adopted the Lakeland Financial Corporation 1997 Share Incentive Plan. At its inception there were 600,000 shares of common stock reserved for grants of stock options to employees of Lakeland Financial Corporation, its subsidiaries and Board of Directors. As of December 31, 2005, 58,315 were available for future grants. In accordance with SFAS No.123, “Accounting for Stock-Based Compensation,” the Company has elected to account for stock-based compensation within the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and all subsequent amendments and clarifications. Under this method, no compensation cost is recognized for stock options granted at or above fair market value. Compensation cost is recognized for stock option modifications, if applicable. Had compensation expense for the plan been determined based upon fair value at the grant date in accordance with SFAS 123, net income and earnings per common share would have been the pro forma amounts indicated below.

	2005	2004	2003
Net income (in thousands) as reported	$ 17,958	$ 14,545	$ 13,865
Deduct: stock-based compensation expense determined
under fair value based method (in thousands)	311	487	543
Pro forma net income (in thousands)	$ 17,647	$ 14,058	$ 13,322

Basic earnings per common share as reported	$ 3.01	$ 2.48	$ 2.38
Pro forma basic earnings per common share	$ 2.96	$ 2.40	$ 2.29
Diluted earnings per common share as reported	$ 2.92	$ 2.40	$ 2.31
Pro forma diluted earnings per common share	$ 2.87	$ 2.32	$ 2.22

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The pro forma effects are computed with the black scholes option pricing model, using the following weighted-average assumptions as of the grant date for all options granted to date:

	2005	2004	2003
Risk-free interest rate	5.08%	5.26%	5.26%
Expected option life	5.00 years	5.00 years	5.00 years
Expected price volatility	67.52%	70.32%	73.13%
Dividend yield	2.99%	3.02%	2.85%

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

Earnings Per Common Share:

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in Treasury Stock for 2005 and 2004 reflect the acquisition of 38,712 and 34,571 shares, respectively of Lakeland Financial Corporation common stock that have been purchased under the directors’ deferred compensation plan described above. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale during the year and changes in the minimum pension liability, which are also recognized as a separate component of equity.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Unrealized holding gain/(loss) on securities available for sale
arising during the period	$ (4,120)	$ (66)	$ (7,014)
Reclassification adjustment for (gains)/losses
included in net income	69	0	(500)
Net securities gain /(loss) activity during the period	(4,051)	(66)	(7,514)
Tax effect	1,486	(48)	(2,626)
Net of tax amount	(2,565)	(18)	(4,888)

Minimum pension liability adjustment	30	56	(557)
Tax effect	12	23	(226)
Net of tax amount	18	33	(331)
Other comprehensive income, net of tax	$ (2,547)	$ 15	$ (5,219)

Loss Contingencies:

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash:

The Company was required to have $18.9 million and $17.3 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2005 and 2004. These balances do not earn interest.

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

Industry Segments:

While the Company’s chief decision-makers monitor the revenue streams of the various Company products and services, the identifiable segments operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of New Accounting Standards:

The Company did not adopt any new accounting standards during 2005 that had a significant impact on the Company’s financial condition or results of operations.

.

Newly Issued But Not Yet Effective Accounting Standards:

FASB Statement 123 (revised 2004), Share-Based Payment requires expensing of stock options effective for years beginning after June 15, 2005. The Company plans to adopt this standard as of January 1, 2006 and will begin expensing any unvested stock options at that time. The Company estimates the 2006 expense to be approximately $154,000. This amount does not take into account any additional grants that may be done during the year.

FASB Staff Position (FSP) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” is effective for reporting periods after December 15, 2005. FSP FAS 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s financial condition or results of operations.

No other new accounting standards have been issued that are not yet effective that are expected to have a significant impact on the Company’s financial condition or results of operations.

Reclassifications:

Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

NOTE 2 - SECURITIES

Information related to the fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31 is provided in the table below.

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gain	Losses
	(in thousands)
2005
U.S. Treasury securities	$ 966	$ 0	$ (36)
U.S. Government agencies	30,484	0	(802)
Mortgage-backed securities	206,596	253	(4,696)
State and municipal securities	52,889	1,435	(347)
Total	$ 290,935	$ 1,688	$ (5,881)

2004
U.S. Treasury securities	$ 989	$ 0	$ (14)
U.S. Government agencies	22,885	0	(157)
Mortgage-backed securities	208,961	618	(2,654)
State and municipal securities	53,747	2,218	(153)
Total	$ 286,582	$ 2,836	$ (2,978)

Information regarding the fair value of available for sale debt securities by maturity as of December 31, 2005 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

Fair
Value
(in thousands)
Due in one year or less	$ 110
Due after one year through five years	33,517
Due after five years through ten years	9,288
Due after ten years	41,424
84,339
Mortgage-backed securities	206,596
Total debt securities	$ 290,935

Security proceeds, gross gains and gross losses for 2005, 2004 and 2003 were as follows:

	2005	2004	2003
	(in thousands)
Sales of securities available for sale
Proceeds	$ 6,328	$ 0	$ 14,338
Gross gains	2	0	508
Gross losses	71	0	8

Securities with carrying values of $191.6 million and $189.0 million were pledged as of December 31, 2005 and 2004, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law. At year-end 2005 and 2004,

NOTE 2 – SECURITIES (continued)

there were no holdings of securities of any one issuer, other than the U.S. Government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity.

Information regarding securities with unrealized losses as of December 31, 2005 and 2004 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
2005

U.S. Treasury securities	$ 0	$ 0	$ 966	$ 36	$ 966	$ 36
U.S. Government agencies	8,210	124	22,273	678	30,483	802
Mortgage-backed securities	63,523	813	116,245	3,883	179,768	4,696
State and municipal securities	11,273	240	2,534	107	13,807	347
Total temporarily impaired	$ 83,006	$ 1,177	$ 142,018	$ 4,704	$ 225,024	$ 5,881

2004

U.S. Treasury securities	$ 989	$ 14	$ 0	$ 0	$ 989	$ 14
U.S. Government agencies	22,885	157	0	0	22,885	157
Mortgage-backed securities	110,501	1,326	46,540	1,328	157,041	2,654
State and municipal securities	3,770	37	4,169	116	7,939	153
Total temporarily impaired	$ 138,145	$ 1,534	$ 50,709	$ 1,444	$ 188,854	$ 2,978

All of the following are considered to determine whether or not the impairment of these securities is other-than-temporary. All of the securities are backed by the U.S. Government, government agencies, government sponsored agencies or are A rated or better, in the case of non-local municipal securities. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed are being received. There are no concerns of credit losses and there is nothing to indicate that full principal will not be received. Management considers the unrealized losses to be market driven and no loss is expected to be realized unless the securities are sold. The Company does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, the current intent and ability is to hold them until a recovery in fair value or maturity.

NOTE 3 - LOANS

Total loans outstanding as of year-end consisted of the following:

	2005	2004
	(in thousands)
Commercial and industrial loans	$ 850,984	$ 688,211
Agri-business and agricultural loans	113,574	102,749
Real estate mortgage loans	66,833	47,642
Real estate construction loans	7,987	6,719
Installment loans and credit cards	159,390	158,065
Subtotal	1,198,768	1,003,386
Less: Allowance for loan losses	(12,774)	(10,754)
Net deferred loan fees	(38)	(167)
Loans, net	$ 1,185,956	$ 992,465

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the allowance for loan losses for 2005, 2004 and 2003:

	2005	2004	2003
	(in thousands)
Balance, January 1,	$ 10,754	$ 10,234	$ 9,533
Provision for loan losses	2,480	1,223	2,254
Loans charged-off	(601)	(994)	(1,774)
Recoveries	141	291	221
Net loans charged-off	(460)	(703)	(1,553)
Balance December 31	$ 12,774	$ 10,754	$ 10,234

Nonaccrual loans	$ 7,321	$ 7,212	$ 553
Interest not recorded on nonaccrual loans	460	203	183
Loans past due 90 days and still accruing	174	2,778	3,191

As of December 31, 2005, 2004 and 2003 there were no loans renegotiated as troubled debt restructurings.

Impaired loans were as follows:

		2005	2004
		(in thousands)
Year-end loans with no allocated allowance for loan losses		$ 0	$ 0
Year-end loans with allocated allowance for loan losses		6,948	9,309
		$ 6,948	$ 9,309

Amount of the allowance for loan losses allocated		$ 2,945	$ 1,711

	2005	2004	2003
	(in thousands)
Average of impaired loans during the year	$ 7,853	$ 5,606	$ 6,320
Interest income recognized during impairment	69	183	226
Cash-basis interest income recognized	70	183	225

The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring. The 2005 and 2004 impaired loan totals included $6.9 million and $6.7 million which were also included in the total for nonaccrual loans. Total impaired loans decreased by $2.4 million to $6.9 million at December 31, 2005 from $9.3 million at December 31, 2004. The decreases in loans delinquent 90 days or more and impaired loans resulted primarily from the upgrading of a single commercial credit that was classified as impaired because, pursuant to the terms of the loan documentation, it had matured, although the parties were working to have it renewed. The renewal of the loan in question had been complicated as more than one bank was involved which resulted in it being past maturity. The renewal issues were resolved in the third quarter of 2005, the participant bank is no longer involved in the credit and the loan is current as to principal and interest. The majority of the balance of nonperforming and impaired loans is a single commercial credit of $5.7 million and $6.1 million at December 31, 2005 and 2004. The borrower filed chapter 11 bankruptcy late in the third quarter of 2004 and the plan for reorganization was approved late in the third quarter of 2005. Borrower collateral and the personal guarantees of its principals support this credit.

NOTE 5 - SECONDARY MORTGAGE MARKET ACTIVITIES

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $248.0 million and $242.9 million at December 31, 2005 and 2004. The fair value of loan servicing rights was approximately $1.7 million at December 31, 2005 and 2004. Net loan servicing income/(loss) excluding adjustments to the valuation allowance was $41,000, $25,000 and ($166,000) for 2005, 2004 and 2003. Information on loan servicing rights follows:

Loan servicing rights:	2005	2004	2003
	(in thousands)
Beginning of year	$ 2,052	$ 2,100	$ 1,677
Originations	443	525	1,094
Amortization	(572)	(573)	(671)
End of year	$ 1,923	$ 2,052	$ 2,100

Valuation allowance:	2005	2004	2003
	(in thousands)
Beginning of year	$ 344	$ 498	$ 722
Additions expensed	0	173	421
Reductions credited to expense	(159)	(327)	(645)
End of year	$ 185	$ 344	$ 498

NOTE 6 - LAND, PREMISES AND EQUIPMENT, NET

Land, premises and equipment and related accumulated depreciation were as follows at December 31:

	2005	2004
	(in thousands)
Land	$ 8,388	$ 8,491
Premises	21,667	21,292
Equipment	15,166	14,951
Total cost	45,221	44,734
Less accumulated depreciation	20,658	19,677
Land, premises and equipment, net	$ 24,563	$ 25,057

The Company held land of $165,000 for sale at December 31, 2005.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There have been no changes in the $5.0 million carrying amount of goodwill since 2002.

Acquired Intangible Assets

	As of December 31, 2005		As of December 31, 2004
	(in thousands)		(in thousands)
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Core deposit	$ 2,032	$ 1,437	$ 2,032	$ 1,288
Trust deposit relationships	572	133	572	71
Total	$ 2,604	$ 1,570	$ 2,604	$ 1,359

Aggregate amortization expense was $211,000, $215,000 and $154,000 for 2005, 2004 and 2003.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Estimated amortization expense for each of the next five years:

Amount
(in thousands)
2006	$ 209
2007	206
2008	206
2009	206
2010	54

NOTE 8 – DEPOSITS

The aggregate amount of time deposits, each with a minimum denomination of $100,000, was approximately $318.1 million and $216.0 million at December 31, 2005 and 2004.

At December 31, 2005, the scheduled maturities of time deposits were as follows:

Amount
(in thousands)
Maturing in 2006	$ 418,124
Maturing in 2007	91,595
Maturing in 2008	31,743
Maturing in 2009	12,276
Maturing in 2010	6,191
Thereafter	141
Total time deposits	$ 560,070

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repo accounts”) represent collateralized borrowings with customers located primarily within the Company’s service area. Repo accounts are not covered by federal deposit insurance and are secured by securities owned. Information on these liabilities and the related collateral for 2005 and 2004 is as follows:

	2005	2004
	(in thousands)
Average daily balance during the year	$ 85,666	$ 84,907
Average interest rate during the year	1.67%	0.64%
Maximum month-end balance during the year	$ 92,589	$ 90,007
Securities underlying the agreements at year-end
Fair value	$ 111,188	$ 109,089

		Weighted
	Repurchase	Average	Collateral at
Term	Liability	Interest Rate	Fair Values
	(in thousands)		(in thousands)
Mortgage-backed securities:
On demand	$ 90,677	2.91%	$ 110,362
Over 90 days	394	3.26%	826
Total	$ 91,071	2.91%	$ 111,188

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (continued)

The Company retains the right to substitute similar type securities, and has the right to withdraw all collateral applicable to repo accounts whenever the collateral values are in excess of the related repurchase liabilities. At December 31, 2005, there were no material amounts of securities at risk with any one customer. The Company maintains control of these securities through the use of third-party safekeeping arrangements.

NOTE 10 – BORROWINGS

Long-term borrowings at December 31 consisted of:

	2005	2004
	(in thousands)
Federal Home Loan Bank of Indianapolis Notes, 2.36%, Due December 29, 2005	$ 0	$ 10,000
Federal Home Loan Bank of Indianapolis Notes, 6.15%, Due January 15, 2018	46	46
Total	$ 46	$ 10,046

All notes have a fixed rate, require monthly interest payments. All notes were secured by residential real estate loans and securities with a carrying value of $131.1 million at December 31, 2005. At December 31, 2005, the Company owned $5.1 million of Federal Home Loan Bank (FHLB) stock, which also secures debts to the FHLB. The Company is authorized to borrow up to $100 million at the FHLB.

There are no long-term borrowings maturing during the next five years.

Short-term borrowings at December 31 consisted of:

	2005	2004
	(in thousands)
Federal Home Loan Bank of Indianapolis Notes, 1.95%, Due February 9, 2005	$ 0	$ 75,000
Federal Home Loan Bank of Indianapolis Notes, 4.18%, Due March 28, 2006	75,000	0
Total	$ 75,000	$ 75,000

NOTE 11 – SUBORDINATED DEBENTURES

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

Lakeland Statutory Trust II, a trust formed by the Company, issued $30.0 million of floating rate trust preferred securities on October 1, 2003 as part of a privately placed offering of such securities. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust. Subject to the Company having received prior approval of the Federal Reserve if then required, the Company may redeem the subordinated debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any interest payment date on or after October 1, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures must be redeemed no later than 2033. These securities are considered as Tier I capital (with certain limitations applicable) under current regulatory guidelines. The floating rate of the trust preferred securities and subordinated debentures was 7.580%, 5.610% and 4.205% at December 31, 2005, 2004 and 2003. The holding company’s investment in the common stock of the trust was $928,000 and is included in other assets.

NOTE 12 - EMPLOYEE BENEFIT PLANS

In April, 2000, the Lakeland Financial Corporation Pension Plan was frozen. As a result of this curtailment, a gain was recognized in the income statement for the second quarter of 2000. At December 31, 2005 and 2004, the pension plan recorded a minimum pension liability of approximately $1.8 million. The Company also maintains a Supplemental Executive Retirement Plan (SERP) for select officers that was established as a funded, non-qualified deferred compensation plan. Only one current officer of the Company is a participant in the plan and there are 7 total participants.

Information as to the Company’s plans at December 31 is as follows:

	Pension Benefits		SERP Benefits
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Change in benefit obligation:
Beginning benefit obligation	$ 2,663	$ 2,642	$ 1,419	$ 1,457
Interest cost	149	149	79	83
Actuarial (gain)/loss	(72)	(114)	39	(13)
Change in discount rate	97	96	26	26
Benefits paid	(144)	(110)	(134)	(134)
Ending benefit obligation	2,693	2,663	1,429	1,419

Change in plan assets (primarily equity and fixed
income investments and money market funds),
at fair value:

Beginning plan assets	1,563	1,265	1,084	1,008
Actual return	163	124	104	91
Employer contribution	468	284	106	119
Benefits paid	(144)	(110)	(134)	(134)
Ending plan assets	2,050	1,563	1,160	1,084

Funded status	(643)	(1,100)	(269)	(335)
Unrecognized net actuarial loss	1,790	1,820	819	800
Prepaid benefit cost	$ 1,147	$ 720	$ 550	$ 465

Amounts recognized in the consolidated balance
sheets consist of:	Pension Benefits		SERP Benefits
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Prepaid benefit cost	$ 1,147	$ 720	$ 550	$ 465
Accumulated other comprehensive income (pre-tax)	(1,790)	(1,820)	0	0
Net amount recognized	$ (643)	$ (1,100)	$ 550	$ 465

	December 31,		December 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Projected benefit obligation	$ 2,693	$ 2,663	$ 1,429	$ 1,419
Accumulated benefit obligation	2,693	2,663	1,429	1,419
Fair value of plan assets	2,050	1,563	1,160	1,084

NOTE 12 - EMPLOYEE BENEFIT PLANS (continued)

Net pension expense includes the following:

	Pension Benefits			SERP Benefits
	2005	2004	2003	2005	2004	2003
	(in thousands)			(in thousands)
Service cost	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Interest cost	149	149	155	79	83	91
Expected return on plan assets	(145)	(125)	(141)	(102)	(100)	(95)
Recognized net actuarial (gain) loss	38	38	28	44	36	29
Net pension expense (benefit)	$ 42	$ 62	$ 42	$ 21	$ 19	$ 25

Additional Information:	Pension Benefits			SERP Benefits
	2005	2004	2003	2005	2004	2003
	(in thousands)			(in thousands)
(Decrease)/increase in minimum liability
included in other comprehensive income	$ (30)	$ (56)	$ 557	$ 0	$ 0	$ 0

The following assumptions were used in calculating the net benefit obligation:

Weighted average discount rate	5.75%	6.00%	6.75%	5.75%	6.00%	6.75%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A

The following assumptions were used in calculating the net pension expense:

Weighted average discount rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%

The expected long-term rate of return on plan assets is developed in consultation with the plan actuary. It is primarily based upon industry trends and consensus rates of return which are then adjusted to reflect the specific asset allocations and historical rates of return of the Company’s plan assets.

The asset allocations at the measurement dates of September 30, 2005 and 2004, by asset category are as follows:

	Pension Plan Assets		SERP Plan Assets
	at September 30,		at September 30,
Asset Category	2005	2004	2005	2004
Equity securities	66%	64%	66%	61%
Debt Securities	32%	29%	31%	34%
Other	2%	7%	3%	5%
Total	100%	100%	100%	100%

The Company’s investment strategies are to invest in a prudent manner for the purpose of providing benefits to participants. The investment strategies are targeted to maximize the total return of the portfolio net of inflation, spending and expenses. Risk is controlled through diversification of asset types and investments in domestic and international equities and fixed income securities. Certain asset types and investment strategies are prohibited including: commodities, options, futures, short sales, margin transactions and non-marketable securities. The target allocation is 60% equities and 40% debt securities although acceptable ranges are: 55-65% equities and 35-45% debt securities.

Contributions

The Company expects to contribute $229,000 to its pension plan and $68,000 to its SERP plan in 2006.

NOTE 12 - EMPLOYEE BENEFIT PLANS (continued)

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

	Pension	SERP
Plan Year	Benefits	Benefits
	(in thousands)
2006	$ 104	$ 136
2007	111	134
2008	112	132
2009	122	130
2010	134	128
2011-2015	757	585

Other Employee Benefit Plans

The Company maintains a 401(k) profit sharing plan for all employees meeting age and service requirements. The Company contributions are based upon the percentage of budgeted net income earned during the year for 2005 and 2004 and upon the rate of return on stockholders’ equity as of January 1st for 2003. The expense recognized was $844,000, $731,000 and $732,000 in 2005, 2004 and 2003.

Effective January 1, 2004, the Company adopted the Lake City Bank Deferred Compensation Plan. The purpose of the deferred compensation plan is to extend full 401(k) type retirement benefits to certain individuals without regard to statutory limitations under tax qualified plans. The plan is funded solely by participant contributions and does not receive a company match.

Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $2.5 million as of December 31, 2005. On December 31, 2005, no amounts were accrued on these contingent obligations.

NOTE 13 - OTHER EXPENSE

Other expense for the years ended December 31, was as follows:

	2005	2004	2003
	(in thousands)
Corporate and business development	$ 1,235	$ 1,036	$ 1,003
Advertising	671	694	706
Office supplies	644	594	591
Telephone and postage	1,139	1,126	1,137
Regulatory fees and FDIC insurance	275	261	242
Professional fees	1,386	1,337	1,275
Amortization of other intangible assets	211	215	154
Courier and delivery	590	578	548
Miscellaneous	2,724	2,601	3,020
Total other expense	$ 8,875	$ 8,442	$ 8,676

NOTE 14 - INCOME TAXES

Income tax expense for the years ended December 31, consisted of the following:

	2005	2004	2003
	(in thousands)
Current federal	$ 8,487	$ 5,446	$ 5,121
Deferred federal	(546)	720	816
Current state	1,805	1,013	773
Deferred state	(267)	123	118
Total income tax expense	$ 9,479	$ 7,302	$ 6,828

Income tax expense included ($28,000), $0 and $203,000 applicable to security transactions for 2005, 2004 and 2003. The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 35% for 2005, 2004 and 2003 to income before income taxes were as follows:

	2005	2004	2003
	(in thousands)
Income taxes at statutory federal rate	$ 9,603	$ 7,647	$ 7,243
Increase (decrease) in taxes resulting from:
Tax exempt income	(875)	(914)	(813)
Nondeductible expense	214	186	176
State income tax, net of federal tax effect	999	738	579
Net operating loss	(30)	(30)	(30)
Tax credits	(83)	(104)	(73)
Bank owned life insurance	(280)	(221)	(242)
Other	(69)	0	(12)
Total income tax expense	$ 9,479	$ 7,302	$ 6,828

NOTE 14 - INCOME TAXES (continued)

The net deferred tax asset recorded in the consolidated balance sheets at December 31, consisted of the following:

	2005		2004
	Federal	State	Federal	State
	(in thousands)
Deferred tax assets:
Bad debts	$ 4,471	$ 1,027	$ 3,764	$ 766
Pension and deferred compensation liability	171	39	209	47
Net operating loss carryforward	149	0	178	0
Deferred loan fees	0	0	10	2
Nonaccrual loan interest	206	47	74	17
Other	59	0	96	13
	5,056	1,113	4,331	845
Deferred tax liabilities:
Accretion	66	11	38	9
Depreciation	913	116	1,024	163
Loan servicing rights	608	140	598	137
State taxes	225	0	131	0
Leases	90	21	122	27
Deferred loan fees	20	5	0	0
Intangible assets	472	108	326	73
FHLB stock dividends	148	34	115	26
Prepaid expenses	143	32	152	35
Other	0	4	0	0
	2,685	471	2,506	470
Valuation allowance	0	0	0	0
Net deferred tax asset	$ 2,371	$ 642	$ 1,825	$ 375

In addition to the net deferred tax assets included above, the deferred income tax asset (liability) allocated to the unrealized net loss on securities available for sale included in equity was $1.4 million and $41,000 for 2005 and 2004. The deferred income tax asset allocated to the minimum pension liability included in equity was $725,000 and $738,000 for 2005 and 2004.

NOTE 15 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates as of December 31, 2005 and 2004 were as follows:

	2005	2004
	(in thousands)
Beginning balance	$ 47,278	$ 43,941
New loans and advances	98,928	91,627
Effect of changes in related parties	(38)	61
Repayments	(91,680)	(88,351)
Ending balance	$ 54,488	$ 47,278

Deposits from principal officers, directors, and their affiliates at year-end 2005 and 2004 were $1.8 million and $2.5 million. In addition, the amount owed directors for fees under the deferred directors’ plan as of December 31, 2005 and 2004 was $998,000 and $813,000. The related expense for the deferred directors’ plan as of December 31, 2005, 2004 and 2003 was $212,000, $184,000 and $235,000.

NOTE 16 - STOCK OPTIONS

The stock option plan requires that the exercise price for options be the market price on the date the options are granted. The maximum option term is ten years and the options vest over 5 years. A summary of the activity in the plan follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning
of the year	434,315	$ 18.75	521,475	$ 19.12	495,545	$ 17.26
Granted	14,500	41.49	0	0.00	64,790	34.21
Exercised	70,200	16.64	81,110	21.09	20,760	23.33
Forfeited	9,000	18.23	6,050	19.68	18,100	17.51
Outstanding at end of
the year	369,615	$ 20.05	434,315	$ 18.75	521,475	$ 19.12

Options exercisable at
end of the year	182,550	$ 17.40	96,300	$ 22.02	107,575	$ 23.15
Weighted-average fair
value of options
granted during the year		$ 11.52		$ 0.00		$ 11.06

Options outstanding at year-end 2005 were as follows:

	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Number	Life	Price	Number	Price
Range of exercise prices
$11.20-$14.00	162,025	4.8	$ 13.58	62,300	$ 13.49
$14.01-$16.80	57,450	4.5	15.07	46,100	14.91
$16.81-$22.40	29,270	3.1	19.44	29,270	19.44
$22.41-$25.20	42,180	2.5	23.71	41,180	23.71
$25.21-$28.00	4,700	3.2	27.79	3,700	28.00
$28.01-$35.00	59,490	7.9	34.37	0	0.00
$35.01-$44.00	14,500	9.9	41.49	0	0.00
Outstanding at year-end	369,615	5.1	20.05	182,550	17.40

NOTE 17 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

The Company and Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the federal regulators categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or Bank’s category.

					Minium Required to
			Minimum Required		Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2005:
Total Capital (to Risk
Weighted Assets)
Consolidated	$152,669	11.80%	$103,530	8.00%	$129,412	10.00%
Bank	$152,373	11.78%	$103,511	8.00%	$129,388	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$139,895	10.81%	$ 51,765	4.00%	$ 77,647	6.00%
Bank	$139,599	10.79%	$ 51,755	4.00%	$ 77,633	6.00%
Tier I Capital (to Average Assets)
Consolidated	$139,895	8.86%	$ 63,166	4.00%	$ 78,957	5.00%
Bank	$139,599	8.83%	$ 63,261	4.00%	$ 79,076	5.00%
As of December 31, 2004:
Total Capital (to Risk
Weighted Assets)
Consolidated	$ 136,315	12.28%	$ 88,781	8.00%	$ 110,977	10.00%
Bank	$ 134,083	12.11%	$ 88,569	8.00%	$ 110,712	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$ 125,561	11.31%	$ 44,391	4.00%	$ 66,586	6.00%
Bank	$ 123,329	11.14%	$ 44,285	4.00%	$ 66,427	6.00%
Tier I Capital (to Average Assets)
Consolidated	$ 125,561	9.07%	$ 55,391	4.00%	$ 69,239	5.00%
Bank	$ 123,329	8.92%	$ 55,289	4.00%	$ 69,112	5.00%

NOTE 17 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

The Bank is required to obtain the approval of the Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year to date combined with its retained net income for the previous two years. Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2005, approximately $27.6 million was available to be paid as dividends to the Company by the Bank.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2005. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 18 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2005 and 2004. Items which are not financial instruments are not included.

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$ 82,679	$ 82,679	$ 103,858	$ 103,858
Securities available for sale	290,935	290,935	286,582	286,582
Real estate mortgages held for sale	960	973	2,991	3,018
Loans, net	1,185,956	1,178,762	992,465	993,496
Federal Home Loan Bank stock	5,054	5,054	4,442	4,442
Accrued interest receivable	7,402	7,402	5,752	5,752
Financial Liabilities:
Certificates of deposit	(560,070)	(558,027)	(434,318)	(435,233)
All other deposits	(706,175)	(706,175)	(681,081)	(681,081)
Securities sold under agreements to repurchase	(91,071)	(91,071)	(88,057)	(88,057)
Other short-term borrowings	(120,471)	(120,471)	(97,593)	(97,593)
Long-term borrowings	(46)	(38)	(10,046)	(9,999)
Subordinated debentures	(30,928)	(29,857)	(30,928)	(29,336)
Accrued interest payable	(6,215)	(6,215)	(3,546)	(3,546)

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2005 and 2004. The estimated fair value for cash and cash equivalents, accrued interest and Federal Home Loan Bank stock is considered to approximate cost. Real estate mortgages held for sale are based upon the actual contracted price for those loans sold but not yet delivered, or the current Federal Home Loan Mortgage Corporation price for normal delivery of mortgages with similar coupons and maturities at year-end. The estimated fair value of loans is based on estimates of the rate the Company would charge for similar loans at December 31, 2005 and 2004, applied for the time period until estimated repayment. The estimated fair value for demand and savings deposits is based on their carrying value. The estimated fair value for certificates of deposit and borrowings is based on estimates of the rate the Company would pay on such deposits or borrowings at December 31, 2005 and 2004, applied for the time period until maturity. The estimated fair value of variable rate short-term borrowed funds is considered to approximate carrying value. The estimated fair value of other financial instruments and off-balance sheet loan commitments approximate cost and are not considered significant to this presentation.

NOTE 18 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 2005 and 2004, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2005 and 2004 should not necessarily be considered to apply at subsequent dates.

NOTE 19 - COMMITMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of December 31, 2005 and 2004, were as follows:

	2005		2004
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(in thousands)
Commercial loan lines of credit	$ 45,636	$ 342,861	$ 47,139	$ 320,711
Commercial loan letters of credit	56	13,838	0	10,190
Real estate mortgage loans	3,930	2,050	4,371	1,214
Real estate construction mortgage loans	4,398	1,315	2,123	1,554
Credit card open-ended revolving lines	0	0	11,136	2,014
Home equity mortgage open-ended revolving lines	0	84,238	0	80,546
Consumer loan open-ended revolving lines	0	4,159	0	4,380
Total	$ 54,020	$ 448,461	$ 64,769	$ 420,609

The index on variable rate commercial loan commitments is principally the Company’s base rate, which is the national prime rate. Interest rate ranges on commitments and open-ended revolving lines of credit for December 31, 2005 and 2004, were as follows:

	2005		2004
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commercial loan	2.75-10.99%	3.00-12.25%	2.00-10.75%	3.00-9.50%
Real estate mortgage loan	5.13-6.75%	5.25-6.88%	4.75-6.13%	5.00-6.25%
Credit card	0.00%	0.00%	14.95-17.95%	8.25-10.25%
Consumer loan open-ended revolving line	0.00%	3.75-15.00%	0.00%	5.25-15.00%

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

NOTE 20 - PARENT COMPANY STATEMENTS

The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income, and assets. Presented below are parent only financial statements:

CONDENSED BALANCE SHEETS
		December 31,
		2005	2004
		(in thousands)
ASSETS
Deposits with Lake City Bank		$ 1,551	$ 924
Investments in banking subsidiary		143,038	129,532
Investments in Lakeland Statutory Trust II		928	928
Other assets		240	2,649
Total assets		$ 145,757	$ 134,033

LIABILITIES
Dividends payable and other liabilities		$ 1,495	$ 1,340
Subordinated debt		30,928	30,928

STOCKHOLDERS' EQUITY		113,334	101,765
Total liabilities and stockholders' equity		$ 145,757	$ 134,033

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Dividends from Lake City Bank, Lakeland Statutory Trust II
and Lakeland Capital Trust	$ 3,332	$ 4,080	$ 3,980
Interest on deposits and repurchase agreements, Lake City Bank	0	0	1
Equity in undistributed income of subsidiaries	16,053	11,527	11,648
Interest expense on subordinated debt	2,009	1,437	1,725
Miscellaneous expense	338	357	1,264
INCOME BEFORE INCOME TAXES	17,038	13,813	12,640
Income tax benefit	920	732	1,225
NET INCOME	$ 17,958	$ 14,545	$ 13,865

CONDENSED STATEMENTS OF CASH FLOWS
	Years ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$ 17,958	$ 14,545	$ 13,865
Adjustments to net cash from operating activities:
Equity in undistributed income of subsidiaries	(16,053)	(11,527)	(11,648)
Other changes	3,086	305	510
Net cash from operating activities	4,991	3,323	2,727
Cash flows from investing activities	0	0	(9,779)
Cash flows from financing activities	(4,364)	(3,260)	6,470
Net increase in cash and cash equivalents	627	63	(582)
Cash and cash equivalents at beginning of the year	924	861	1,443
Cash and cash equivalents at end of the year	$ 1,551	$ 924	$ 861

NOTE 21 - EARNINGS PER SHARE

Following are the factors used in the earnings per share computations:

	2005	2004	2003
Basic earnings per common share:
Net income	$17,958,000	$14,545,000	$13,865,000
Weighted-average common shares outstanding	5,963,878	5,867,705	5,819,916
Basic earnings per common share	$ 3.01	$ 2.48	$ 2.38

Diluted earnings per common share:
Net income	$17,958,000	$14,545,000	$13,865,000
Weighted-average common shares outstanding for
basic earnings per common share	5,963,878	5,867,705	5,819,916
Add: Dilutive effect of assumed exercises of stock options	180,855	196,372	181,533
Average shares and dilutive potential common shares	6,144,733	6,064,077	6,001,449
Diluted earnings per common share	$ 2.92	$ 2.40	$ 2.31

Stock options for 7,500 and 61,490 shares of common stock were not considered in computing diluted earnings per common share for 2005 and 2004 because they were antidilutive.

NOTE 22 – SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

2005	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$ 22,844	$ 20,922	$ 19,190	$ 17,473
Interest expense	9,657	8,388	6,686	5,622
Net interest income	$ 13,187	$ 12,534	$ 12,504	$ 11,851

Provision for loan losses	701	659	662	458
Net interest income after provision	$ 12,486	$ 11,875	$ 11,842	$ 11,393

Noninterest income	5,181	4,380	4,218	4,119
Noninterest expense	10,041	9,355	9,298	9,363
Income tax expense	2,649	2,378	2,358	2,094
Net income	$ 4,977	$ 4,522	$ 4,404	$ 4,055

Basic earnings per common share	$ 0.83	$ 0.76	$ 0.74	$ 0.68
Diluted earnings per common share	$ 0.81	$ 0.73	$ 0.72	$ 0.66

2004	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$ 16,364	$ 15,103	$ 14,236	$ 14,302
Interest expense	4,815	4,194	3,857	3,967
Net interest income	$ 11,549	$ 10,909	$ 10,379	$ 10,335

Provision for loan losses	575	150	246	252
Net interest income after provision	$ 10,974	$ 10,759	$ 10,133	$ 10,083

Noninterest income	4,044	4,436	4,045	4,033
Noninterest expense	9,356	9,201	9,195	8,908
Income tax expense	1,914	2,043	1,639	1,706
Net income	$ 3,748	$ 3,951	$ 3,344	$ 3,502

Basic earnings per common share	$ 0.64	$ 0.67	$ 0.57	$ 0.60
Diluted earnings per common share	$ 0.62	$ 0.65	$ 0.55	$ 0.58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

Stockholders and Board of Directors

Lakeland Financial Corporation

Warsaw, Indiana

We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation (“Company”) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Financial Corporation and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lakeland Financial Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2006 expressed an unqualified opinion thereon.

Crowe Chizek and Company LLC

South Bend, Indiana

February 9, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9a. CONTROLS AND PROCEDURES

a)             An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2005. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

b)	MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.

The Company’s independent registered public accounting firm has issued their report on management’s assessment of the Company’s internal control over financial reporting. That report follows under the heading, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

c)             There have been no changes in the Company's internal controls during the previous fiscal quarter, ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors

Lakeland Financial Corporation

Warsaw, Indiana

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Lakeland Financial Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Lakeland Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Lakeland Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lakeland Financial Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 9, 2006 expressed an unqualified opinion on those consolidated financial statements.

Crowe Chizek and Company LLC

South Bend, Indiana

February 9, 2006

ITEM 9b. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing in the definitive Proxy Statement, dated as of March 6, 2006, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in the definitive Proxy Statement, dated as of March 6, 2006, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHARELHOLDER MATTERS

The information appearing in the definitive Proxy Statement, dated as of March 6, 2006, is incorporated herein by reference in response to this item.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2005 for (i) all compensation plans previously approved by the Company’s shareholders and (ii) all compensation plans not previously approved by the Company’s shareholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders(1)	369,615	$20.05	58,315
Equity compensation plans not approved by security holders	0	$ 0.00	0
Total	369,615	$20.05	58,315

(1) Lakeland Financial Corporation 1997 Share Incentive Plan adopted on April 14, 1998 by the Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing in the definitive Proxy Statement, dated as of March 6, 2006, is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in the definitive proxy statement, dated as of March 6, 2006, is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The documents listed below are filed as a part of this report:

(a)	Exhibits

Exhibit No.	Document	Incorporated by reference to

3.1	Amended and Restated Articles	Exhibit 4.1 to the Company’s
	of Incorporation of Lakeland	Form S-8 filed with the
	Financial Corporation	Commission on April 15, 1998

3.2	Bylaws of Lakeland	Exhibit 3(ii) to the Company’s
	Financial Corporation	Form 10-Q for the quarter
ended June 30, 1996

4.1	Form of Common Stock Certificate	Exhibit 4.1 to the Company’s
Form 10-K for the fiscal year ended
December 31, 2003

10.1	Lakeland Financial	Exhibit 4.3 to the Company’s
	Corporation 1997 Share	Form S-8 filed with the
	Incentive Plan	Commission on April 15, 1998

10.2	Form of Indenture for Trust Preferred Issuance	Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended
December 31, 2003

10.3	Lakeland Financial Corporation 401(k) Plan	Exhibit 10.1 to the Company’s Form S-8 filed with the Commission on October 23, 2000

10.4	Amended and Restated Lakeland Financial Corporation Director’s Fee Deferral Plan	Exhibit 10.5 to the Company’s Form 10-K for the fiscal year ended December 31, 2002

10.5	Form of Change of Control Agreement entered into with David M. Findlay and Kevin L. Deardorff	Exhibit 10.5 to the Company’s Form 10-K for the fiscal year ended December 31, 2001

10.6	Form of Change in Control Agreement entered into with Michael L. Kubacki, Charles D. Smith and Robert C. Condon	Exhibit 10.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2000

10.7	Employee Deferred Compensation Plan and Form of Agreement	Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended December 31, 2004

10.8	Schedule of Board Fees	Attached hereto

10.9	Form of Option Grant Agreement	Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2004

10.10	Executive Incentive Bonus Plan	Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2004

21.0	Subsidiaries	Attached hereto

23.1	Consent of Independent Registered Public Accounting Firm	Attached hereto

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)/15d-15(e) and 13(a)-15(f)/15d-15(f)	Attached hereto

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e)/15d-15(e) and 13(a)-15(f)/15d-15(f)	Attached hereto

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

Date: March 1, 2006	By	/s/Michael L. Kubacki
Michael L. Kubacki, Chairman

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Michael L. Kubacki
Michael L. Kubacki	Principal Executive Officer and Director	March 1, 2006

/s/David M. Findlay
David M. Findlay	Principal Financial Officer	March 1, 2006

/s/Teresa A. Bartman
Teresa A. Bartman	Principal Accounting Officer	March 1, 2006

/s/Robert E. Bartels, Jr.
Robert E. Bartels, Jr	Director	March 1, 2006

L. Craig Fulmer	Director	March 1, 2006

/s/George B. Huber
George B. Huber	Director	March 1, 2006

/s/Allan J. Ludwig
Allan J. Ludwig	Director	March 1, 2006

/s/Charles E. Niemier
Charles E. Niemier	Director	March 1, 2006

/s/Emily E. Pichon
Emily E. Pichon	Director	March 1, 2006

S1

/s/Richard L. Pletcher
Richard L. Pletcher	Director	March 1, 2006

/s/Steven D. Ross
Steven D. Ross	Director	March 1, 2006

/s/Donald B. Steininger
Donald B. Steininger	Director	March 1, 2006

/s/Terry L. Tucker
Terry L. Tucker	Director	March 1, 2006

/s/M. Scott Welch
M. Scott Welch	Director	March 1, 2006

S2

Exhibit 21

Subsidiaries

1.	Lake City Bank, Warsaw, Indiana, a banking corporation organized under the laws of the State of Indiana.

2.	Lakeland Statutory Trust II, a statutory business trust formed under Connecticut law.

3.	LCB Investments Limited, a subsidiary of Lake City Bank formed under the laws of Bermuda to manage a portion of the Bank’s investment portfolio.