Form 10-Q
period 2006-03-31
LAKELAND FINANCIAL CORP
filed 2006-05-05
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

LAKELAND FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	0-11487	35-1559596
(State or other jurisdiction	(Commission File Number)	(IRS Employer
Of incorporation)		Identification No.)

202 East Center Street, P.O. Box 1387, Warsaw, Indiana 46581-1387

(Address of principal executive offices)(Zip Code)

(574) 267-6144

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer[	]	Accelerated filer [ X ]	Non-accelerated filer [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [	]	NO [ X ]

Number of shares of common stock outstanding at April 30, 2006: 12,061,058

LAKELAND FINANCIAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

PART I.

		Page Number
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Discussion About Market Risk	22
Item 4.	Controls and Procedures	22

PART II.

PART 1

LAKELAND FINANCIAL CORPORATION

ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2006 and December 31, 2005

(in thousands except for share data)

(Page 1 of 2)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and due from banks	$60,545	$77,387
Short-term investments	4,433	5,292
Total cash and cash equivalents	64,978	82,679

Securities available for sale (carried at fair value)	290,703	290,935
Real estate mortgages held for sale	1,601	960

Loans, net of allowance for loan losses of $13,236 and $12,774	1,211,943	1,185,956

Land, premises and equipment, net	24,371	24,563
Bank owned life insurance	19,940	19,654
Accrued income receivable	7,306	7,416
Goodwill	4,970	4,970
Other intangible assets	982	1,034
Other assets	17,349	16,446
Total assets	$1,644,143	$1,634,613

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2006 and December 31, 2005

(in thousands except for share data)

(Page 2 of 2)

	March 31,	December 31,
	2006	2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Noninterest bearing deposits	$218,057	$247,605
Interest bearing deposits	1,101,688	1,018,640
Total deposits	1,319,745	1,266,245

Short-term borrowings
Federal funds purchased	3,000	43,000
Securities sold under agreements to repurchase	84,513	91,071
U.S. Treasury demand notes	184	2,471
Other short-term borrowings	75,000	75,000
Total short-term borrowings	162,697	211,542

Accrued expenses payable	12,830	10,423
Other liabilities	568	2,095
Long-term borrowings	45	46
Subordinated debentures	30,928	30,928
Total liabilities	1,526,813	1,521,279

STOCKHOLDERS’ EQUITY
Common stock: 180,000,000 shares authorized, no par value
12,046,658 shares issued and 11,964,966 outstanding as of March 31, 2006
11,972,108 shares issued and 11,894,684 outstanding as of December 31, 2005	1,453	1,453
Additional paid-in capital	15,216	14,287
Retained earnings	106,977	102,327
Accumulated other comprehensive loss	(5,309)	(3,814)
Treasury stock, at cost (2006 – 81,692 shares, 2005 – 77,424 shares)	(1,007)	(919)
Total stockholders’ equity	117,330	113,334
Total liabilities and stockholders’ equity	$1,644,143	$1,634,613

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2006 and 2005

(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended
	March 31,
	2006	2005
NET INTEREST INCOME
Interest and fees on loans
Taxable	$20,627	$14,513
Tax exempt	58	45
Interest and dividends on securities
Taxable	2,561	2,272
Tax exempt	607	587
Interest on short-term investments	73	56
Total interest income	23,926	17,473

Interest on deposits	8,724	4,448
Interest on borrowings
Short-term	1,802	680
Long-term	587	494
Total interest expense	11,113	5,622

NET INTEREST INCOME	12,813	11,851

Provision for loan losses	453	458

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	12,360	11,393

NONINTEREST INCOME
Trust and brokerage income	905	728
Service charges on deposit accounts	1,720	1,549
Loan, insurance and service fees	573	466
Merchant card fee income	580	536
Other income	513	596
Net gains on sales of real estate mortgages held for sale	152	244
Net securities gains	2	0
Total noninterest income	4,445	4,119

NONINTEREST EXPENSE
Salaries and employee benefits	5,489	5,146
Net occupancy expense	609	656
Equipment costs	455	517
Data processing fees and supplies	550	558
Credit card interchange	358	328
Other expense	2,289	2,158
Total noninterest expense	9,750	9,363

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2006 and 2005

(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended
	March 31,
	2006	2005

INCOME BEFORE INCOME TAX EXPENSE	7,055	6,149

Income tax expense	2,405	2,094

NET INCOME	$4,650	$4,055

Other comprehensive income, net of tax:
Unrealized gain/(loss) on available for sale securities	(1,495)	(2,086)

TOTAL COMPREHENSIVE INCOME	$3,155	$1,969

BASIC WEIGHTED AVERAGE COMMON SHARES	12,013,830	11,872,740

BASIC EARNINGS PER COMMON SHARE	$0.39	$0.34

DILUTED WEIGHTED AVERAGE COMMON SHARES	12,340,770	12,264,964

DILUTED EARNINGS PER COMMON SHARE	$0.38	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2006 and 2005

(in thousands)

(Unaudited)

(Page 1 of 2)

	2006	2005
Cash flows from operating activities:
Net income	$4,650	$4,055
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	420	494
Provision for loan losses	453	458
Amortization of intangible assets	52	52
Amortization of loan servicing rights	117	151
Net change in loan servicing rights valuation allowance	(27)	(51)
Loans originated for sale	(7,713)	(10,048)
Net gain on sales of loans	(152)	(244)
Proceeds from sale of loans	7,150	10,459
Net (gain) loss on sale of premises and equipment	1	0
Net gain on sales of securities available for sale	(2)	0
Net securities amortization	340	732
Stock compensation expense	13	0
Earnings on life insurance	(216)	(192)
Net change:
Accrued income receivable	110	(279)
Accrued expenses payable	4,708	2,338
Other assets	(919)	(1,209)
Other liabilities	(1,527)	126
Total adjustments	2,808	2,787
Net cash from operating activites	7,458	6,842

Cash flows from investing activites:
Proceeds from sale of securities available for sale	$8,405	$0
Proceeds from maturities, calls and principal paydowns of
securities available for sale	12,269	9,967
Purchases of securities available for sale	(23,112)	(12,572)
Purchase of life insurance	(70)	(68)
Net increase in total loans	(26,440)	(19,062)
Proceeds from sales of land, premises and equipment	43	43
Purchases of land, premises and equipment	(272)	(431)
Net cash from investing activities	(29,177)	(22,123)

(Continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2006 and 2005

(in thousands)

(Unaudited)

(Page 2 of 2)

	2006	2005
Cash flows from financing activities:
Net increase in total deposits	53,500	17,147
Net increase (decrease) in short-term borrowings	(48,845)	(46,929)
Payments on long-term borrowings	(1)	0
Dividends paid	(1,376)	(1,243)
Proceeds from stock option exercise	828	604
Purchase of treasury stock	(88)	(72)
Net cash from financing activites	4,018	(30,493)
Net change in cash and cash equivalents	(17,701)	(45,774)
Cash and cash equivalents at beginning of the period	82,679	103,858
Cash and cash equivalents at end of the period	$64,978	$58,084
Cash paid during the period for:
Interest	$9,768	$5,292
Income taxes	75	0

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(In thousands)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

This report is filed for Lakeland Financial Corporation (the “Company”) and its wholly-owned subsidiary, Lake City Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated in consolidation. Also included is the Bank’s wholly-owned subsidiary, LCB Investments Limited (“LCB Investments”).

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The 2005 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. SUBSEQUENT EVENT

On April 11, 2006 the Company’s Board of Directors approved a two-for-one stock split, which was effective on April 28, 2006. All share and per share information has been restated to retroactively show the effect of the stock split.

NOTE 3. STOCK COMPENSATION

Effective January 1, 2006, employee compensation expense under stock options is reported using Statement 123 (revised 2004), Share-Based Payment. Previously all awards were recorded under the intrinsic value method of APB Opinion No. 25 Accounting for Stock Issued to Employees. Statement 123 was adopted using the modified prospective method and no restatements were made to prior periods. The following table provides comparative information on the effects of stock-based compensation expense on net income and earnings per share, as if Statement 123 had been applied for all periods.

Three Months Ended March 31,
	2006	2005
Net income (in thousands) as reported	$ 4,650	$ 4,055
Deduct: stock based compensation expense
determined under fair value based method	n/a	100
Pro forma net income	$ 4,650	$ 3,955

Basic earnings per common share as reported	$ 0.39	$ 0.34
Pro forma basic earnings per share	n/a	$ 0.33
Diluted earnings per share as reported	$ 0.38	$ 0.33
Pro forma diluted earnings per share	n/a	$ 0.32

There is no pro forma effect for the three months ended March 31, 2006 since stock based compensation was recorded under Statement 123 in 2006. Included in net income for the three months ended March 31, 2006 was employee compensation expense of $13,000, net of tax of $5,000.

Basic earnings per common share is based upon weighted-average common shares outstanding. Diluted earnings per share show the dilutive effect of additional common shares issueable.

The common shares outstanding for the stockholders’ equity section of the consolidated balance sheet at March 31, 2006 reflects the acquisition of 81,692 shares of Company common stock to offset a liability for a directors’ deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

Effective December 9, 1997, the Company adopted the Lakeland Financial Corporation 1997 Share Incentive Plan, which is shareholder approved. At its inception there were 1,200,000 shares of common stock reserved for grants of stock options to employees of Lakeland Financial Corporation, its subsidiaries and Board of Directors. As of March 31, 2006, 113,030 were available for future grants. The stock option plan requires that the exercise price for options be the market price on the date the options are granted. The maximum option term is ten years and the options vest over 5 years. Certain option awards provide for accelerated vesting if there is a change in control or retirement (as defined in the Plan). The Company has a policy of issuing new shares to satisfy option exercises.

The fair value of each option award is estimated with the Black Scholes option pricing model, using the following weighted-average assumptions as of the grant date for all options granted to date. Expected volatilities are based on historical volatility of the Company’s stock over the immediately preceding 5 year period, or vesting period of the grant, as well as other factors known on the grant date that would have a significant effect on the stock price during the vesting period. Up until this point, the expected option life for all awards is the vesting period of the option. The turnover rate is based on historical data on the employee base as a whole and the Board of Directors as a group due to the absence of more detailed historical information. Now that there is sufficient historical data in the options pricing model, the Company is monitoring both the expected option life and turnover rate to make more detailed assumptions in these areas going forward. The risk-free interest rate is the U.S. Treasury rate on the date of grant corresponding to the vesting period of the option.

	March 31,
	2006	2005
Risk-free interest rate	5.05%	5.19%
Expected option life	5.00 years	5.00 years
Expected price volatility	67.26%	69.19%
Dividend yield	2.90%	3.04%

A summary of the activity in the plan as of March 31, 2006 and changes during the period then ended follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at beginning of the year	739,230	$ 10.03
Granted	12,000	20.33
Exercised	74,550	7.10
Forfeited	8,400	12.87
Outstanding at end of period	668,280	$ 10.50	4.9	$ 8,248,853

Options exercisable at end of period	488,000	$ 8.18	3.8	$ 7,155,666

The weighted-average grant-date fair value of options granted during the period ended March 31, 2006 was $5.48 and no options were granted during the period ended March 31, 2005. The total intrinsic value of options exercised during the periods ended March 31, 2006 and 2005 was $1,085,905 and $787,137, respectively. As of March 31, 2006, there was $574,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock option plan; that cost is expected to be recognized over a period of 5.0 years.

There were no modifications of awards during the periods ended March 31, 2006 and 2005.

Cash received from option exercise for the periods ending March 31, 2006 and 2005 was $529,000 and $603,000, respectively. The actual tax benefit realized for the tax deductions from option exercise totaled $299,000 and $177,000, respectively for the periods ended March 31, 2006 and 2005.

NOTE 4. LOANS

	March 31,	December 31,
	2006	2005
Commercial and industrial loans	$ 877,434	$ 850,984
Agri-business and agricultural loans	105,063	113,574
Real estate mortgage loans	76,233	66,833
Real estate construction loans	8,467	7,987
Installment loans and credit cards	158,038	159,390
Subtotal	1,225,235	1,198,768
Less: Allowance for loan losses	(13,236)	(12,774)
Net deferred loan fees	(56)	(38)
Loans, net	$1,211,943	$1,185,956

Impaired loans	$ 6,436	$ 6,948

Non-performing loans	$ 7,043	$ 7,495

Allowance for loan losses to total loans	1.08%	1.07%

Changes in the allowance for loan losses are summarized as follows:

	Three months ended
	March 31,
	2006	2005
Balance at beginning of period	$ 12,774	$ 10,754
Provision for loan losses	453	458
Charge-offs	(33)	(144)
Recoveries	42	47
Net loans charged-off	9	(97)
Balance at end of period	$ 13,236	$ 11,115

NOTE 5. SECURITIES

The fair values of securities available for sale were as follows:

	March 31,	December 31,
	2006	2005
U.S. Treasury securities	$ 953	$ 966
U.S. Government agencies	30,206	30,484
Mortgage-backed securities	207,293	206,596
State and municipal securities	52,251	52,889
Total	$ 290,703	$ 292,935

As of March 31, 2006, net unrealized losses on the total securities available for sale portfolio totaled $6.5 million. As of December 31, 2005, net unrealized losses on the total securities available for sale portfolio totaled $4.2 million.

NOTE 6. EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	Pension Benefits		SERP Benefits
	2006	2005	2006	2005
Service cost	$ 0	$ 0	$ 0	$ 0
Interest cost	36	37	19	20
Expected return on plan assets	(42)	(36)	(23)	(26)
Recognized net actuarial loss	11	10	13	11
Net pension expense	$ 5	$ 11	$ 9	$ 5

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $229,000 to its pension plan and $68,000 to its SERP plan in 2006. As of March 31, 2006, $68,000 had been contributed to the SERP plan and $0 to the pension plan. The Company presently anticipates contributing $229,000 to its pension plan in 2006.

NOTE 7. RECLASSIFICATIONS

Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassification had no effect on net income or stockholders’ equity as previously reported.

Part 1

LAKELAND FINANCIAL CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

and

RESULTS OF OPERATIONS

March 31, 2006

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in northern Indiana. The Company earned $4.7 million for the first three months of 2006, versus $4.1 million in the same period of 2005, an increase of 14.7%. The increase was driven by a $962,000 increase in net interest income as well as an increase of $326,000 in noninterest income. Offsetting these positive impacts was an increase of $387,000 in noninterest expense. Basic earnings per share for the first three months of 2006 were $0.39 per share versus $0.34 per share for the first three months of 2005. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the first three months of 2006 were $0.38 per share, versus $0.33 per share for the first three months of 2005.

RESULTS OF OPERATIONS

Net Interest Income

For the three-month period ended March 31, 2006, net interest income totaled $12.8 million, an increase of 8.1%, or $962,000, versus the first three months of 2005. Net interest income increased in the three-month period of 2006 versus the comparable period of 2005, primarily due to a $199.3 million, or 15.3%, increase in average earning assets to $1.504 billion.

Given the Company’s mix of interest earning assets and interest bearing liabilities at March 31, 2006, the Company would generally be considered to have an asset sensitive balance sheet. This balance sheet structure would normally be expected to produce a stable or improving net interest margin in a rising rate environment. Despite this balance sheet structure and a rising rate environment during 2006 and 2005, the Company experienced net interest margin compression in the first quarter of 2006 versus the first quarter of 2005. Management attributes this compression primarily to a highly competitive deposit pricing environment that is having a negative impact on the net interest margin. In addition, the Company’s mix of deposits has shifted to more reliance on certificates of deposits, which generally carry a higher interest rate cost than other types of interest bearing deposits.

During the first three months of 2006, total interest and dividend income increased by $6.5 million, or 36.9% to $23.9 million, versus $17.5 million during the first three months of 2005. This increase was primarily the result of general increases in interest rates, as well as an increase in average earning assets. The tax equivalent yield on average earning assets increased by 101 basis points to 6.5% for the three-month period ended March 31, 2006 versus the same period of 2005.

The average daily loan balances for the first three months of 2006 increased 19.4% to $1.206 billion, over the average daily loan balances of $1.010 billion for the same period of 2005. During the same period, loan interest income increased by $6.1 million, or 42.1%, to $20.7 million. The increase was the result of a 111 basis point increase in the tax equivalent yield on loans to 7.0% from 5.9% in the first three months of 2005.

The average daily securities balances for the first three months of 2006 increased $5.7 million, or 2.0%, to $291.6 million, versus $286.0 million for the same period of 2005. During the same periods, income from securities increased by $309,000, or 10.8%, to $3.2 million versus $2.9 million during the first three months of 2005. The increase was primarily the result of a 34 basis point increase in the tax equivalent yield on securities, to 4.8% versus 4.5% in the first three months of 2005.

Total interest expense increased $5.5 million, or 97.7%, to $11.1 million for the three-month period ended March 31, 2006, from $5.6 million for the comparable period in 2005. The increase was primarily the result of a 125 basis point increase in the Company’s daily cost of funds to 3.00%, versus 1.75% for the same period of 2005. Increases in total deposits also contributed to increases in total interest expense over the period.

On an average daily basis, total deposits (including demand deposits) increased $165.5 million, or 14.9%, to $1.275 billion for the three-month period ended March 31, 2006, versus $1.110 billion during the same period in 2005. On an average daily basis, non-interest bearing demand deposits increased $569,000, or 0.25% for the three-month period ended March 31, 2006, versus the same period in 2005. On an average daily basis, interest bearing transaction accounts increased $10.2 million, or 3.0% for the three-month period ended March 31, 2006, versus the same period in 2005. When comparing the three months ended March 31, 2006 with the same period of 2005, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $157.4 million, primarily as a result of increases in public fund deposits and brokered certificates of deposit. More public fund deposits have become available due to increased property tax collections resulting from the resolution of difficulties associated with the property tax reassessment process in Indiana. The rate paid on time deposit accounts increased 129 basis points to 4.2% for the three-month period ended March 31, 2006, versus the same period in 2005.

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

Due to strong loan growth and additional relationship opportunities the Company continues to focus on public fund deposits as a core funding strategy. In addition, the Company has introduced brokered certificates of deposit to the funding mix as a result of loan growth. On an average daily basis, total brokered certificates of deposit increased $70.1 million to $72.7 million for the three-month period ended March 31, 2006, versus $2.6 million for the same period in 2005.

Average daily balances of borrowings were $216.9 million during the three months ended March 31, 2006, versus $193.5 million during the same period of 2005, and the rate paid on borrowings increased 201 basis points to 4.5%. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 14.5% when comparing the three-month period ended March 31, 2006 versus the same period in 2005. The following tables set forth consolidated information regarding average balances and rates

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Three Months Ended March 31,
	2006			2005
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$1,200,724	$20,627	6.97%	$1,004,608	$14,513	5.86%
Tax exempt (1)	5,125	71	5.65	4,999	60	4.83
Investments: (1)
Available for sale	291,636	3,452	4.80	285,971	3,145	4.46
Short-term investments	3,321	37	4.52	5,942	34	2.32
Interest bearing deposits	3,575	36	4.08	3,597	22	2.48

Total earning assets	1,504,381	24,223	6.53%	1,305,117	17,774	5.52%

Nonearning assets:
Cash and due from banks	56,499	0		54,120	0
Premises and equipment	24,498	0		25,017	0
Other nonearning assets	48,234	0		42,946	0
Less allowance for loan loss losses	(12,942)	0		(10,893)	0

Total assets	$1,620,670	$24,223		$1,416,307	$17,774

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2006 and 2005. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended March 31, 2006 and 2005, are included as taxable loan interest income.

(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Three Months Ended March 31,
	2006			2005
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS’
EQUITY

Interest bearing liabilities:
Savings deposits	$67,885	$35	0.21%	$70,448	$17	0.10%
Interest bearing checking accounts	349,310	2,095	2.43	339,157	992	1.19
Time deposits:
In denominations under $100,000	247,814	2,261	3.70	220,829	1,582	2.91
In denominations over $100,000	393,225	4,333	4.47	262,831	1,857	2.87
Miscellaneous short-term borrowings	185,922	1,802	3.93	152,503	680	1.81
Long-term borrowings	30,973	587	7.69	40,973	494	4.89

Total interest bearing liabilities	1,275,129	11,113	3.53%	1,086,741	5,622	2.10%

Noninterest bearing liabilities
and stockholders’ equity:
Demand deposits	216,855	0		216,286	0
Other liabilities	12,680	0		9,655	0
Stockholders’ equity	116,006	0		103,625	0
Total liabilities and stockholders’
equity	$1,620,670	$11,113		$1,416,307	$5,622

Net interest differential – yield on
average daily earning assets		$13,110	3.53%		$12,152	3.77%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, provisions for losses on loans of $453,000 were recorded during the three-month period ended March 31, 2006, versus provisions of $458,000 recorded during the same period of 2005. Factors impacting the provision included growth in the loan portfolio, the amount and status of classified credits, the level of charge-offs, management’s overall view on current credit quality, the amount and status of impaired loans and the amount and status of past due accruing loans (90 days or more), as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

Noninterest income categories for the three-month periods ended March 31, 2006 and 2005 are shown in the following table:

	Three Months Ended March 31,
	2006	2005	Percent Change
	(in thousands)
Trust and brokerage income	$ 905	$ 728	24.3%
Service charges on deposit accounts	1,720	1,549	11.0
Loan, insurance and service fees	573	466	23.0
Merchant card fee income	580	536	8.2
Other income	513	596	(13.9)
Net gains on the sale of real
estate mortgages held for sale	152	244	(37.7)
Net securities gains	2	0	100.0
Total noninterest income	$ 4,445	$ 4,119	7.9%

Noninterest income increased $326,000, or 7.9%, to $4.4 million for the three-month period ended March 31, 2006, versus the same period in 2005. Trust and brokerage income increased primarily due to a $206,000 increase in brokerage fees, driven by higher trading volume. Service charges on deposit accounts increased due largely to increased overdraft activity resulting in more overdraft charges. Loan, insurance and service fees increased due largely to higher fee income on Visa check cards. Partially offsetting these increases were decreases in profits from the sale of mortgages primarily due to lower mortgage loan volumes, which is expected in a rising interest rate environment. In addition, other income decreased in the three-month period ended March 31, 2006. During the first quarter of 2005, other income was positively impacted by a $62,000 gain on the sale of other real estate.

Noninterest Expense

Noninterest expense categories for the three-month periods ended March 31, 2006 and 2005 are shown in the following table:

	Three Months Ended March 31,
	2006	2005	Percent Change
	(in thousands)
Salaries and employee benefits	$ 5,489	$ 5,146	6.7%
Net occupancy expense	609	656	(7.2)
Equipment costs	455	517	(12.0)
Data processing fees and supplies	550	558	(1.4)
Credit card interchange	358	328	9.2
Other expense	2,289	2,158	6.1
Total noninterest expense	$ 9,750	$ 9,363	4.1%

Noninterest expense increased $387,000, or 4.1%, to $9.8 million for the three-month period ended March 31, 2006 versus the same period of 2005. Driving this increase were salaries and employee benefits, which increased $343,000 in the three-months ended March 31, 2006. The increase was due largely to normal salary increases, staff additions and increased incentive based compensation. In addition, other expense increased due primarily to increased advertising. Offsetting these increases were decreases in net occupancy expense due to reduced maintenance and repair expense, and decreased equipment cost due to lower depreciation expense.

Income Tax Expense

Income tax expense increased $311,000, or 14.9%, for the first three months of 2006, compared to the same period in 2005. The combined state franchise tax expense and the federal income tax expense as a percentage of income before income tax expense was unchanged at 34.1% during the first three months of 2006 compared to the same period in 2005.

CRITICAL ACCOUNTING POLICIES

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances which could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of mortgage servicing rights. The Company’s critical accounting policies are discussed in detail in the Annual Report for the year ended December 31, 2005 (incorporated by reference as part of the Company’s 10-K filing).

FINANCIAL CONDITION

Total assets of the Company were $1.644 billion as of March 31, 2006, an increase of $9.5 million, or 0.6%, when compared to $1.635 billion as of December 31, 2005.

Total cash and cash equivalents decreased by $17.7 million, or 21.4%, to $65.0 million at March 31, 2006 from $82.7 million at December 31, 2005. The decrease was primarily attributable to loan growth.

Total securities available-for-sale decreased by $232,000, or 0.1%, to $290.7 million at March 31, 2006 from $290.9 million at December 31, 2005. The decrease was a result of a number of transactions in the securities portfolio. Securities purchases totaled $23.1 million. Offsetting this increase were securities paydowns totaling $12.1 million, maturities, sales and calls of securities totaling $8.6 million, the amortization of premiums, net of the accretion of discounts totaling $340,000, and the fair market value of the securities portfolio decreased by $2.3 million. A rising interest rate environment during the first three months of 2006 drove the market value decrease. The investment portfolio is managed to limit the Company’s exposure to risk by containing mostly collateralized mortgage obligations and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

Real estate mortgages held-for-sale increased by $641,000, or 66.8%, to $1.6 million at March 31, 2006 from $960,000 at December 31, 2005. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the three months ended March 31, 2006, $7.7 million in real estate mortgages were originated for sale and $7.1 million in mortgages were sold.

Total loans, excluding real estate mortgages held-for-sale, increased by $26.4 million, or 2.2%, to $1.225 billion at March 31, 2006 from $1.199 billion at December 31, 2005. The mix of loan types within the Company’s portfolio consisted of 80% commercial and industrial and agri-business, 7% real estate and 13% consumer loans at March 31, 2006 compared to 81% commercial and industrial and agri-business, 6% real estate and 13% consumer at December 31, 2005.

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

Loans are charged against the allowance for loan losses when management believes that the uncollectibility of the principal is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined based on the application of loss allocations to graded loans. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At March 31, 2006, on the basis of management’s review of the loan portfolio, the Company had $38.5 million of assets classified as special mention, $21.6 million classified as substandard, $203,000 classified as doubtful and $0 classified as loss as compared to $24.6 million, $24.7 million, $333,000 and $0 at December 31, 2005.

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

Total impaired loans decreased by $512,000 to $6.4 million at March 31, 2006 from $6.9 million at December 31, 2005. The decrease in the impaired loans category resulted primarily from the paydown of four impaired commercial credits. All impaired loans were considered nonaccrual at March 31, 2006. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The following table summarizes nonperforming assets at March 31, 2006 and December 31, 2005.

	March 31,	December 31,
	2006	2005
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans	$ 6,926	$ 7,321
Loans past due over 90 days and accruing	117	174
Total nonperforming loans	7,043	7,495
Other real estate	0	0
Repossessions	6	25
Total nonperforming assets	$ 7,049	$ 7,520

Total impaired loans	$ 6,436	$ 6,948

Nonperforming loans to total loans	0.57%	0.63%
Nonperforming assets to total assets	0.43%	0.46%

Total deposits increased by $53.5 million, or 4.2% to $1.320 billion at March 31, 2006 from $1.266 billion at December 31, 2005. The increase resulted from increases of $126.1 million in certificates of deposit, $4.1 million in savings accounts and $113,000 in money market accounts. Offsetting these increases were declines of $38.1 million in money market transaction accounts, $29.6 million in demand deposits and $9.1 million in Investors’ Money Market accounts. Total short-term borrowings decreased by $48.8 million, or 23.1%, to $162.7 million at March 31, 2006 from $211.5 million at December 31, 2005. The decrease resulted primarily from decreases of $40.0 million in federal funds purchased, $6.5 million in securities sold under agreements to repurchase and $2.3 million in U.S Treasury demand notes.

Total stockholders’ equity increased by $4.0 million, or 3.5%, to $117.3 million at March 31, 2006 from $113.3 million at December 31, 2005. Net income of $4.7 million, plus $828,000 for stock issued through options exercised, plus $13,000 in stock option expense, minus the decrease in the accumulated other comprehensive income of $1.5 million, minus $88,000 for the cost of treasury stock purchased, comprised most of this increase.

The Federal Deposit Insurance Corporation’s risk based capital regulations require that all banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Company’s ratios continue to be above “well capitalized” levels. As of March 31, 2006, the Company’s Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio were 9.0%, 11.1% and 12.1%, respectively.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1a. of Part I of our Form 10-K [and as updated in this Form 10-Q under Item 1A.]. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2005. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At March 31, 2006, the Company’s potential pretax exposure was within the Company’s policy limit, and not significantly different from December 31, 2005.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2006. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. During the quarter ended March 31, 2006, the Company has not made a change to its disclosure controls and procedures or its internal controls over financial reporting that has materially affected or is reasonably likely to materially affect its disclosure controls or its controls over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

March 31, 2006

Part II - Other Information

Item 1. Legal proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. to Part I of the Company’s 2005 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 31, 2006 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

January 1-31	4,268	$ 20.61	-	$ -
February 1-28	-	-	-	-
March 1-31	-	-	-	-

Total	4,268	$ 20.61	-	$ -

(a)	The shares purchased during the periods were credited to the deferred share accounts of seven non-employee directors under the Company’s director’s deferred compensation plan.

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

March 31, 2006

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

(Registrant)

Date: May 1, 2006	/s/Michael L. Kubacki
Michael L. Kubacki – President and Chief
Executive Officer

Date: May 1, 2006	/s/David M. Findlay
David M. Findlay – Executive Vice President
and Chief Financial Officer

Date: May 1, 2006	/s/Teresa A. Bartman
Teresa A. Bartman – Vice President
and Controller