Form 10-Q
period 2006-06-30
LAKELAND FINANCIAL CORP
filed 2006-08-02
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of shares of common stock outstanding at July 31, 2006: 12,080,258

LAKELAND FINANCIAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

PART I.

PART II.

PART 1

LAKELAND FINANCIAL CORPORATION

ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30, 2006 and December 31, 2005

(in thousands except for share data)

(Page 1 of 2)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and due from banks	$74,402	$77,387
Short-term investments	22,981	5,292
Total cash and cash equivalents	97,383	82,679

Securities available for sale (carried at fair value)	288,625	290,935
Real estate mortgages held for sale	765	960

Loans, net of allowance for loan losses of $13,792 and $12,774	1,262,518	1,185,956

Land, premises and equipment, net	24,232	24,563
Bank owned life insurance	20,133	19,654
Accrued income receivable	7,645	7,416
Goodwill	4,970	4,970
Other intangible assets	930	1,034
Other assets	20,360	16,446
Total assets	$1,727,561	$1,634,613

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30, 2006 and December 31, 2005

(in thousands except for share data)

(Page 2 of 2)

	June 30,	December 31,
	2006	2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$248,159	$247,605
Interest bearing deposits	1,159,921	1,018,640
Total deposits	1,408,080	1,266,245

Short-term borrowings
Federal funds purchased	6,500	43,000
Securities sold under agreements to repurchase	96,822	91,071
U.S. Treasury demand notes	2,528	2,471
Other short-term borrowings	50,000	75,000
Total short-term borrowings	155,850	211,542

Accrued expenses payable	11,672	10,423
Other liabilities	642	2,095
Long-term borrowings	45	46
Subordinated debentures	30,928	30,928
Total liabilities	1,607,217	1,521,279

STOCKHOLDERS' EQUITY
Common stock: 180,000,000 shares authorized, no par value
12,077,258 shares issued and 11,995,124 outstanding as of June 30, 2006
11,972,108 shares issued and 11,894,684 outstanding as of December 31, 2005	1,453	1,453
Additional paid-in capital	15,751	14,287
Retained earnings	110,251	102,327
Accumulated other comprehensive loss	(6,094)	(3,814)
Treasury stock, at cost (2006 - 82,134 shares, 2005 - 77,424 shares)	(1,017)	(919)
Total stockholders' equity	120,344	113,334
Total liabilities and stockholders' equity	$1,727,561	$1,634,613

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months and Six Months Ended June 30, 2006 and 2005

(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
NET INTEREST INCOME
Interest and fees on loans
Taxable	$22,405	$16,154	$43,032	$30,667
Tax exempt	74	40	132	85
Interest and dividends on securities
Taxable	2,437	2,364	4,998	4,636
Tax exempt	595	587	1,202	1,174
Interest on short-term investments	274	45	347	101
Total interest income	25,785	19,190	49,711	36,663

Interest on deposits	10,753	5,082	19,477	9,530
Interest on borrowings
Short-term	1,394	1,063	3,196	1,743
Long-term	629	541	1,216	1,035
Total interest expense	12,776	6,686	23,889	12,308

NET INTEREST INCOME	13,009	12,504	25,822	24,355

Provision for loan losses	639	662	1,092	1,120

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	12,370	11,842	24,730	23,235

NONINTEREST INCOME
Wealth advisory and investment brokerage fees	1,007	791	1,912	1,519
Service charges on deposit accounts	1,965	1,703	3,685	3,252
Loan, insurance and service fees	625	496	1,198	962
Merchant card fee income	568	629	1,148	1,165
Other income	507	392	1,020	988
Net gains on sales of real estate mortgages held for sale	178	207	330	451
Net securities gains (losses)	(56)	0	(54)	0
Total noninterest income	4,794	4,218	9,239	8,337

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months and Six Months Ended June 30, 2006 and 2005

(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
NONINTEREST EXPENSE
Salaries and employee benefits	5,525	5,027	11,014	10,173
Net occupancy expense	612	675	1,221	1,331
Equipment costs	460	491	915	1,008
Data processing fees and supplies	593	571	1,143	1,129
Credit card interchange	388	388	746	716
Other expense	2,276	2,146	4,565	4,304
Total noninterest expense	9,854	9,298	19,604	18,661

INCOME BEFORE INCOME TAX EXPENSE	7,310	6,762	14,365	12,911

Income tax expense	2,528	2,358	4,933	4,452

NET INCOME	$4,782	$4,404	$9,432	$8,459

Other comprehensive income/loss, net of tax:
Unrealized gain/(loss) on available for sale securities	(785)	1,845	(2,280)	(241)

TOTAL COMPREHENSIVE INCOME	$3,997	$6,249	$7,152	$8,218

BASIC WEIGHTED AVERAGE COMMON SHARES	12,065,143	11,907,662	12,039,628	11,890,298

BASIC EARNINGS PER COMMON SHARE	$0.40	$0.37	$0.78	$0.71

DILUTED WEIGHTED AVERAGE COMMON SHARES	12,365,933	12,259,206	12,353,954	12,261,874

DILUTED EARNINGS PER COMMON SHARE	$0.39	$0.36	$0.76	$0.69

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2006 and 2005

(in thousands)

(Unaudited)

(Page 1 of 2)

	2006	2005
Cash flows from operating activities:
Net income	$9,432	$8,459
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	835	958
Provision for loan losses	1,092	1,120
Amortization of intangible assets	104	105
Amortization of loan servicing rights	228	306
Net change in loan servicing rights valuation allowance	(58)	(69)
Loans originated for sale	(18,852)	(21,766)
Net gain on sales of loans	(330)	(451)
Proceeds from sale of loans	19,193	20,751
Net (gain) loss on sale of premises and equipment	2	(5)
Net loss on sales of securities available for sale	54	0
Net securities amortization	617	1,356
Stock compensation expense	94	0
Earnings on life insurance	(353)	(316)
Net change:
Accrued income receivable	(229)	(638)
Accrued expenses payable	4,027	(46)
Other assets	(3,900)	(1,017)
Other liabilities	(1,453)	47
Total adjustments	1,071	335
Net cash from operating activities	10,503	8,794

Cash flows from investing activities:
Proceeds from sale of securities available for sale	$19,666	$0
Proceeds from maturities, calls and principal paydowns of
securities available for sale	27,511	22,442
Purchases of securities available for sale	(49,122)	(27,147)
Purchase of life insurance	(126)	(116)
Net increase in total loans	(77,654)	(90,979)
Proceeds from sales of land, premises and equipment	48	111
Purchases of land, premises and equipment	(554)	(1,098)
Net cash from investing activities	(80,231)	(96,787)

(Continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2006 and 2005

(in thousands)

(Unaudited)

(Page 2 of 2)

	2006	2005
Cash flows from financing activities:
Net increase in total deposits	141,835	10,473
Net increase (decrease) in short-term borrowings	(55,692)	68,416
Payments on long-term borrowings	(1)	0
Dividends paid	(2,884)	(2,611)
Proceeds from stock option exercise	1,272	879
Purchase of treasury stock	(98)	(81)
Net cash from financing activities	84,432	77,076
Net change in cash and cash equivalents	14,704	(10,917)
Cash and cash equivalents at beginning of the period	82,679	103,858
Cash and cash equivalents at end of the period	$97,383	$92,941
Cash paid during the period for:
Interest	$21,835	$11,762
Income taxes	5,535	5,080

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(In thousands)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

This report is filed for Lakeland Financial Corporation (the “Company”) and its wholly-owned subsidiary, Lake City Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated in consolidation. Also included is the Bank’s wholly-owned subsidiary, LCB Investments Limited (“LCB Investments”).

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The 2005 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. STOCK COMPENSATION

Effective January 1, 2006, employee compensation expense under stock options is reported using Statement 123 (revised 2004), Share-Based Payment. Previously all awards were recorded under the intrinsic value method of APB Opinion No. 25 Accounting for Stock Issued to Employees. Statement 123(R) was adopted using the modified prospective method and no restatements were made to prior periods. The following tables provide comparative information on the effects of stock-based compensation expense on net income and earnings per share, as if Statement 123 had been applied for all periods.

Six Months Ended June 30,
	2006	2005
Net income (in thousands) as reported	$ 9,432	$ 8,459
Deduct: stock based compensation expense
determined under fair value based method	n/a	180
Pro forma net income	$ 9,432	$ 8,279

Basic earnings per common share as reported	$ 0.78	$ 0.71
Pro forma basic earnings per share	n/a	$ 0.70
Diluted earnings per share as reported	$ 0.76	$ 0.69
Pro forma diluted earnings per share	n/a	$ 0.68

Three Months Ended June 30,
	2006	2005
Net income (in thousands) as reported	$ 4,782	$ 4,404
Deduct: stock based compensation expense
determined under fair value based method	n/a	80
Pro forma net income	$ 4,782	$ 4,324

Basic earnings per common share as reported	$ 0.40	$ 0.37
Pro forma basic earnings per share	n/a	$ 0.37
Diluted earnings per share as reported	$ 0.39	$ 0.36
Pro forma diluted earnings per share	n/a	$ 0.36

There is no pro forma effect for the six months and three months ended June 30, 2006 since stock based compensation was recorded under Statement 123(R) in 2006. Included in net income for the six months ended June 30, 2006 was employee compensation expense of $94,000, net of tax of $38,000. Included in net income for the three months ended June 30, 2006 was employee compensation expense of $81,000, net of tax of $33,000.

Basic earnings per common share is based upon weighted-average common shares outstanding. Diluted earnings per share show the dilutive effect of additional common shares issueable.

The common shares outstanding for the stockholders’ equity section of the consolidated balance sheet at June 30, 2006 reflects the acquisition of 82,134 shares of Company common stock to offset a liability for a directors’ deferred compensation plan. These shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

NOTE 3. LOANS

	June 30,	December 31,
	2006	2005
Commercial and industrial loans	$ 908,356	$ 850,984
Agri-business and agricultural loans	116,122	113,574
Real estate mortgage loans	84,755	66,833
Real estate construction loans	8,781	7,987
Installment loans and credit cards	158,330	159,390
Subtotal	1,276,344	1,198,768
Less: Allowance for loan losses	(13,792)	(12,774)
Net deferred loan fees	(34)	(38)
Loans, net	$1,262,518	$1,185,956

Impaired loans	$ 6,211	$ 6,948

Non-performing loans	$ 6,660	$ 7,495

Allowance for loan losses to total loans	1.08%	1.07%

Changes in the allowance for loan losses are summarized as follows:

	Six months ended
	June 30,
	2006	2005
Balance at beginning of period	$ 12,774	$ 10,754
Provision for loan losses	1,092	1,120
Charge-offs	(130)	(236)
Recoveries	56	86
Net loans charged-off	(74)	(150)
Balance at end of period	$ 13,792	$ 11,724

NOTE 4. SECURITIES

The fair values of securities available for sale were as follows:

	June 30,	December 31,
	2006	2005
U.S. Treasury securities	$ 946	$ 966
U.S. Government agencies	30,012	30,484
Mortgage-backed securities	205,197	206,596
State and municipal securities	52,470	52,889
Total	$ 288,625	$ 292,935

As of June 30, 2006, net unrealized losses on the total securities available for sale portfolio totaled $7.8 million. As of December 31, 2005, net unrealized losses on the total securities available for sale portfolio totaled $4.2 million. Management considers the unrealized losses to be market driven and no loss is expected to be realized unless the securities are sold. All of the securities are backed by the U.S. Government, government agencies, government sponsored agencies or are A rated or better, in the case of non-local municipal securities. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed are being received. There are no concerns of credit losses and there is nothing to indicate that full principal will not be received. The Company does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, the current intent and ability is to hold them until a recovery in fair value or maturity.

NOTE 5. EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Six Months Ended June 30,
	Pension Benefits		SERP Benefits
	2006	2005	2006	2005
Service cost	$ 0	$ 0	$ 0	$ 0
Interest cost	72	75	38	40
Expected return on plan assets	(84)	(73)	(46)	(51)
Recognized net actuarial loss	22	19	26	21
Net pension expense	$ 10	$ 21	$ 18	$ 10

	Three Months Ended June 30,
	Pension Benefits		SERP Benefits
	2006	2005	2006	2005
Service cost	$ 0	$ 0	$ 0	$ 0
Interest cost	36	38	19	20
Expected return on plan assets	(42)	(37)	(23)	(25)
Recognized net actuarial loss	11	9	13	10
Net pension expense	$ 5	$ 10	$ 9	$ 5

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $229,000 to its pension plan and $68,000 to its SERP plan in 2006. As of June 30, 2006, $68,000 had been contributed to the SERP plan and $0 to the pension plan. The Company presently anticipates contributing $229,000 to its pension plan in 2006.

NOTE 6. NEW ACCOUNTING PRONOUNCEMENT

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 requires that realization of an uncertain income tax position be “more likely than not” before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and the impact this interpretation may have on its financial statements.

NOTE 7. RECLASSIFICATIONS

Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassification had no effect on net income or stockholders’ equity as previously reported.

Part 1

LAKELAND FINANCIAL CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

and

RESULTS OF OPERATIONS

June 30, 2006

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in northern Indiana. The Company earned $9.4 million for the first six months of 2006, versus $8.5 million in the same period of 2005, an increase of 11.5%. The increase was driven by a $1.5 million increase in net interest income as well as an increase of $902,000 in noninterest income. Offsetting these positive impacts was an increase of $943,000 in noninterest expense. Basic earnings per share for the first six months of 2006 were $0.78 per share versus $0.71 per share for the first six months of 2005. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the first six months of 2006 were $0.76 per share, versus $0.69 per share for the first six months of 2005.

Net income for the second quarter of 2006 was $4.8 million, an increase of 8.6% versus $4.4 million for the comparable period of 2005. The increase was driven by a $576,000 increase in noninterest income as well as a $505,000 increase in net interest income. Offsetting these positive impacts was an increase of $556,000 in noninterest expense. Basic earnings per share for the second quarter of 2006 were $0.40 per share, versus $0.37 per share for the second quarter of 2005. Diluted earnings per share for the second quarter of 2006 were $0.39 per share, versus $0.36 per share for the second quarter of 2005.

RESULTS OF OPERATIONS

Net Interest Income

For the six-month period ended June 30, 2006, net interest income totaled $25.8 million, an increase of 6.0%, or $1.5 million, versus the first six months of 2005. Net interest income increased in the six-month period of 2006 versus the comparable period of 2005, primarily due to a $206.4 million, or 15.5%, increase in average earning assets to $1.536 billion. For the three-month period ended June 30, 2006, net interest income totaled $13.0 million, an increase of 4.0%, or $505,000. This increase was driven by a $213.5 million, or 15.8%, increase in average earning assets.

Given the Company’s mix of interest earning assets and interest bearing liabilities at June 30, 2006, the Company would generally be considered to have an asset sensitive balance sheet, although the current interest rate environment has countered the asset-sensitive nature of the balance sheet. This balance sheet structure would normally be expected to produce a stable or improving net interest margin in a rising rate environment. Despite this balance sheet structure and a rising rate environment during 2006 and 2005, the Company experienced net interest margin compression in the first half of 2006 versus the first half of 2005. Management attributes this compression primarily to a highly competitive deposit pricing environment that is having a negative impact on the net interest margin. In addition, the Company’s mix of deposits has shifted to more reliance on certificates of deposits, which generally carry a higher interest rate cost than other types of interest bearing deposits. Also contributing to the erosion in net interest margin is the yield performance of the Company’s investment portfolio, which is primarily composed of collateralized mortgage obligations and municipal securities. As a result of the flat yield curve, reinvestment rates have typically been substantially lower than those of the maturing security.

During the first six months of 2006, total interest and dividend income increased by $13.0 million, or 35.6%, to $49.7 million, versus $36.7 million during the first six months of 2005. During the second quarter of 2006, interest and dividend income increased by $6.6 million, or 34.4%, to $25.8 million, versus $19.2 million during the same quarter of 2005. These increases were primarily the result of general increases in interest rates, as well as an increase in average earning assets. The tax equivalent yield on average earning assets increased by 95 basis points to 6.6% for the six-month period ended June 30, 2006 versus the same period of 2005. For the second quarter of 2006, the yield increased 90 basis points to 6.7%, versus 5.8% for the second quarter of 2005.

During the first six months of 2006, loan interest income increased by $12.4 million, or 40.4%, to $43.2 million, versus $30.8 million during the first six months of 2005. The increase was driven by a $193.9 million, or 18.7%, increase in average daily loan balances, as well as a 109 basis point increase in the tax equivalent yield on loans to 7.1%, versus 6.0% in the first six months of 2005. During the second quarter of 2006, loan interest income increased $6.3 million, or 38.8% to $22.5 million versus $16.2 million during the second quarter of 2005. The increase was driven by a $191.6 million, or 18.1%, increase in average daily loan balances as well as a 107 basis point increase in the tax equivalent yield on loans, to 7.2%, versus 6.1% in the second quarter of 2005.

The average daily securities balances for the first six months of 2006 increased $5.7 million, or 2.0%, to $292.0 million, versus $286.3 million for the same period of 2005. During the same periods, income from securities increased by $390,000, or 6.7%, to $6.2 million versus $5.8 million during the first six months of 2005. The increase was primarily the result of a 16 basis point increase in the tax equivalent yield on securities, to 4.7% versus 4.5% in the first six months of 2005. The average daily securities balances for the second quarter of 2006 increased $5.7 million, or 2.0%, to $292.3 million, versus $286.6 million, for the same period of 2005. During the second quarter of 2006, income from securities was $3.0 million, an increase of $81,000, or 2.7%, versus the second quarter of 2005. The increase was driven by the increase in average daily securities balances. The tax equivalent yield for the second quarter of 2006 was unchanged at 4.5% compared to the second quarter of 2005.

Total interest expense increased $11.6 million, or 94.1%, to $23.9 million for the six-month period ended June 30, 2006, from $12.3 million for the comparable period in 2005. The increase was primarily the result of a 129 basis point increase in the Company’s daily cost of funds to 3.16%, versus 1.87% for the same period of 2005. Total interest expense increased $6.1 million, or 91.1%, to $12.8 million for the second quarter of 2006, versus $6.7 million for the second quarter of 2005. The increase was primarily the result of a 130 basis point increase in the Company’s daily cost of funds to 3.3%, from 2.0% for the same period of 2005. Increases in total deposits also contributed to increases in total interest expense over the six-month and three-month periods.

On an average daily basis, total deposits (including demand deposits) increased $209.4 million, or 18.7%, to $1.329 billion for the six-month period ended June 30, 2006, versus $1.120 billion during the same period in 2005. The average daily balances for the second quarter of 2006 increased $252.7 million, or 22.4%, to $1.382 billion from $1.130 billion during the second quarter of 2005. On an average daily basis, non-interest bearing demand deposits increased to $220.0 million for the six-month period ended June 30, 2006, versus $219.9 million for the same period in 2005. The average daily noninterest bearing demand deposit balances for the second quarter of 2006 were $223.1 million, versus $223.5 million for the second quarter of 2005. On an average daily basis, interest bearing transaction accounts increased $35.0 million, or 10.2%, to $378.3 million for the six-month period ended June 30, 2006, versus the same period in 2005. Average daily interest bearing transaction accounts increased $59.5 million, or 17.1%, to $407.0 million for the second quarter of 2006, versus $347.5 million for the second quarter of 2005. When comparing the six months ended June 30, 2006 with the same period of 2005, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $177.5 million, primarily as a result of increases in public fund deposits and brokered certificates of deposit. The rate paid on time deposit accounts increased 132 basis points to 4.3% for the six-month period ended June 30, 2006, versus the same period in 2005. During the second quarter of 2006, the average daily balance of time deposits increased $197.3 million, and the rate paid increased 135 basis points to 4.5%, versus the second quarter of 2005.

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

Due to strong loan growth and additional relationship opportunities the Company also continues to focus on public fund deposits as a core funding strategy. In addition, the Company has introduced brokered certificates of deposit to the funding mix as a result of loan growth. On an average daily basis, total brokered certificates of deposit increased $58.5 million to $60.5 million for the six-month period ended June 30, 2006, versus $2.0 million for the same period in 2005. During the second quarter of 2006, average daily brokered certificates of deposit were $48.4 million, versus $1.5 million during the second quarter of 2005. On an average daily basis, total public fund certificates of deposit increased $58.1 million to $253.0 million for the six-month period ended June 30, 2006, versus $194.9 million for the same period in 2005. During the second quarter of 2006, average daily public fund certificates of deposit were $270.2 million, versus $194.5 million during the second quarter of 2005.

Average daily balances of borrowings were $195.2 million during the six months ended June 30, 2006, versus $207.3 million during the same period of 2005, and the rate paid on borrowings increased 186 basis points to 4.6%. During the second quarter of 2006 the average daily balances of borrowings decreased $47.2 million to $173.8 million, versus $221.0 million for the same period of 2005. The rate on borrowings increased 176 basis points to 4.7% for the second quarter of 2006 versus the second quarter of 2005. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 14.9% and 15.2%, respectively, when comparing the six-month and three-month periods ended June 30, 2006 versus the same periods in 2005. The following tables set forth consolidated information regarding average balances and rates:

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Six Months Ended June 30,
	2006			2005
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$1,223,712	$43,032	7.09%	$1,031,180	$30,667	6.00%
Tax exempt (1)	5,802	159	5.53	4,411	112	5.10
Investments: (1)
Available for sale	291,972	6,747	4.66	286,307	6,389	4.50
Short-term investments	11,693	282	4.86	4,429	55	2.50
Interest bearing deposits	3,035	65	4.32	3,467	46	2.68

Total earning assets	1,536,214	50,285	6.60%	1,329,794	37,269	5.65%

Nonearning assets:
Cash and due from banks	57,686	0		54,516	0
Premises and equipment	24,390	0		25,038	0
Other nonearning assets	49,768	0		43,528	0
Less allowance for loan loss losses	(13,196)	0		(11,133)	0

Total assets	$1,654,862	$50,285		$1,441,743	$37,269

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2006 and 2005. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the six months ended June 30, 2006 and 2005, are included as taxable loan interest income.

(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Six Months Ended June 30,
	2006			2005
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS’
EQUITY

Interest bearing liabilities:
Savings deposits	$68,773	$72	0.21%	$71,927	$35	0.10%
Interest bearing checking accounts	378,311	5,187	2.76	343,335	2,266	1.33
Time deposits:
In denominations under $100,000	255,831	4,858	3.83	222,311	3,289	2.98
In denominations over $100,000	406,181	9,360	4.65	262,239	3,940	3.03
Miscellaneous short-term borrowings	164,249	3,196	3.92	166,350	1,743	2.11
Long-term borrowings	30,973	1,216	7.92	40,974	1,035	5.09

Total interest bearing liabilities	1,304,318	23,889	3.69%	1,107,136	12,308	2.24%

Noninterest bearing liabilities
and stockholders’ equity:
Demand deposits	219,994	0		219,907	0
Other liabilities	12,838	0		9,579	0
Stockholders’ equity	117,712	0		105,121	0
Total liabilities and stockholders’
equity	$1,654,862	$23,889		$1,441,743	$12,308

Net interest differential – yield on
average daily earning assets		$26,396	3.46%		$24,961	3.78%

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Three Months Ended June 30,
	2006			2005
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$1,246,448	$22,405	7.21%	$1,057,459	$16,154	6.13%
Tax exempt (1)	6,471	89	5.52	3,830	53	5.51
Investments: (1)
Available for sale	292,305	3,301	4.53	286,638	3,237	4.53
Short-term investments	19,973	245	4.92	2,933	21	2.87
Interest bearing deposits	2,501	29	4.65	3,339	24	2.88

Total earning assets	1,567,698	26,069	6.67%	1,354,199	19,489	5.77%

Nonearning assets:
Cash and due from banks	58,859	0		54,909	0
Premises and equipment	24,283	0		25,059	0
Other nonearning assets	51,285	0		44,105	0
Less allowance for loan loss losses	(13,446)	0		(11,372)	0

Total assets	$1,688,679	$26,069		$1,466,900	$19,489

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2006 and 2005. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended June 30, 2006 and 2005, are included as taxable loan interest income.

(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Three Months Ended June 30,
	2006			2005
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS’
EQUITY

Interest bearing liabilities:
Savings deposits	$69,652	$37	0.21%	$73,389	$18	0.10%
Interest bearing checking accounts	406,994	3,092	3.05	347,468	1,274	1.47
Time deposits:
In denominations under $100,000	263,759	2,596	3.95	223,778	1,707	3.06
In denominations over $100,000	418,994	5,028	4.81	261,652	2,083	3.19
Miscellaneous short-term borrowings	142,814	1,394	3.92	180,046	1,063	2.37
Long-term borrowings	30,973	629	8.15	40,974	541	5.30

Total interest bearing liabilities	1,333,186	12,776	3.84%	1,127,307	6,686	2.38%

Noninterest bearing liabilities
and stockholders’ equity:
Demand deposits	223,099	0		223,488	0
Other liabilities	12,994	0		9,505	0
Stockholders’ equity	119,400	0		106,600	0
Total liabilities and stockholders’
equity	$1,688,679	$12,776		$1,466,900	$6,686

Net interest differential – yield on
average daily earning assets		$13,293	3.40%		$12,803	3.78%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, provisions for losses on loans of $1.1 million and $639,000 were recorded during the six-month and three-month periods ended June 30, 2006, versus provisions of $1.1 million and $662,000 recorded during the same periods of 2005. Factors impacting the provision included the amount and status of classified credits, the level of charge-offs, management’s overall view on current credit quality, the amount and status of impaired loans and the amount and status of past due accruing loans (90 days or more), as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

Noninterest income categories for the six and three-month periods ended June 30, 2006 and 2005 are shown in the following table:

	Six Months Ended
	June 30,
			Percent
	2006	2005	Change

Wealth advisory and investment brokerage fees	$1,912	$1,519	25.9%
Service charges on deposit accounts	3,685	3,252	13.3
Loan, insurance and service fees	1,198	962	24.5
Merchant card fee income	1,148	1,165	(1.5)
Other income	1,020	988	3.2
Net gains on sales of real estate mortgages held for sale	330	451	(26.8)
Net securities gains (losses)	(54)	0	100.0
Total noninterest income	$9,239	$8,337	10.8%

	Three Months Ended
	June 30,
			Percent
	2006	2005	Change

Wealth advisory and investment brokerage fees	$1,007	$791	27.3%
Service charges on deposit accounts	1,965	1,703	15.4
Loan, insurance and service fees	625	496	26.0
Merchant card fee income	568	629	(9.7)
Other income	507	392	29.3
Net gains on sales of real estate mortgages held for sale	178	207	(14.0)
Net securities gains (losses)	(56)	0	100.0
Total noninterest income	$4,794	$4,218	13.7%

Noninterest income increased $902,000 and $576,000, respectively, in the six-month and three-month periods ended June 30, 2006, versus the same periods in 2005. Service charges on deposit accounts increased $433,000 and $262,000, respectively, in the six and three-month periods ended June 30, 2006, due largely to increased overdraft activity resulting in more overdraft charges and an increase in the per item fee implemented in 2006. Wealth advisory and brokerage income increased by $393,000 and $216,000, respectively, in the six and three-month periods ended June 30, 2006, primarily due to a $289,000 year-to-date increase in brokerage fees, driven by higher trading volume. Loan, insurance and service fees increased due largely to higher fee income on Visa check cards. Partially offsetting these increases were decreases in profits from the sale of mortgages primarily due to lower mortgage loan volumes, which is expected in a rising interest rate environment.

Noninterest Expense

Noninterest expense categories for the six-month and three-month periods ended June 30, 2006 and 2005 are shown in the following table:

	Six Months Ended
	June 30,
			Percent
	2006	2005	Change

Salaries and employee benefits	$11,014	$10,173	8.3%
Net occupancy expense	1,221	1,331	(8.3)
Equipment costs	915	1,008	(9.2)
Data processing fees and supplies	1,143	1,129	1.2
Credit card interchange	746	716	4.2
Other expense	4,565	4,304	6.1
Total noninterest expense	$19,604	$18,661	5.1%

	Three Months Ended
	June 30,
			Percent
	2006	2005	Change

Salaries and employee benefits	$5,525	$5,027	9.9%
Net occupancy expense	612	675	(9.3)
Equipment costs	460	491	(6.3)
Data processing fees and supplies	593	571	3.9
Credit card interchange	388	388	0.0
Other expense	2,276	2,146	6.1
Total noninterest expense	$9,854	$9,298	6.0%

Noninterest expense increased $943,000 and $556,000, respectively, in the six-month and three-month periods ended June 30, 2006 versus the same periods of 2005. Driving this increase were salaries and employee benefits, which increased $841,000 and $498,000, respectively, in the six and three-month periods ended June 30, 2006. The increases were due largely to staff additions, normal salary increases and increased incentive based compensation. In addition, other expense increased due primarily to increased advertising. Offsetting these increases were decreases in net occupancy expense due to reduced maintenance and repair expense, and decreased equipment cost due to lower depreciation expense.

Income Tax Expense

Income tax expense increased $481,000, or 10.8%, for the first six months of 2006, compared to the same period in 2005. Income tax expense for the second quarter of 2006 increased $170,000, or 7.2%, compared to the same period of 2005. The combined state franchise tax expense and the federal income tax expense as a percentage of income before income tax expense decreased to 34.3% during the first six months of 2006 compared to 34.5% during the same period of 2005. It decreased to 34.6% for the second quarter of 2006, versus 34.9% for the second quarter of 2005.

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

FINANCIAL CONDITION

Total assets of the Company were $1.728 billion as of June 30, 2006, an increase of $92.9 million, or 5.7%, when compared to $1.635 billion as of December 31, 2005.

Total cash and cash equivalents increased by $14.7 million, or 17.8%, to $97.4 million at June 30, 2006 from $82.7 million at December 31, 2005.

Total securities available-for-sale decreased by $2.3 million, or 0.8%, to $288.6 million at June 30, 2006 from $290.9 million at December 31, 2005. The decrease was a result of a number of transactions in the securities portfolio. Securities purchases totaled $49.1 million. Offsetting this increase were securities paydowns totaling $25.3 million, maturities, sales and calls of securities totaling $21.9 million, the amortization of premiums, net of the accretion of discounts totaling $617,000, and the fair market value of the securities portfolio decreased by $3.6 million. A rising interest rate environment during the first six months of 2006 drove the market value decrease. The investment portfolio is managed to limit the Company’s exposure to risk by containing mostly collateralized mortgage obligations and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

Real estate mortgages held-for-sale decreased by $195,000, or 20.3%, to $765,000 at June 30, 2006 from $960,000 at December 31, 2005. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the six months ended June 30, 2006, $18.9 million in real estate mortgages were originated for sale and $19.2 million in mortgages were sold.

Total loans, excluding real estate mortgages held-for-sale, increased by $77.6 million, or 6.5%, to $1.276 billion at June 30, 2006 from $1.199 billion at December 31, 2005. The mix of loan types within the Company’s portfolio consisted of 80% commercial and industrial and agri-business, 7% real estate and 13% consumer loans at June 30, 2006 compared to 81% commercial and industrial and agri-business, 6% real estate and 13% consumer at December 31, 2005.

The Company has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Commercial loans represent higher dollar loans to fewer customers and therefore higher credit risk. Pricing is adjusted to manage the higher credit risk associated with these types of loans. The majority of fixed rate residential mortgage loans, which represent increased interest rate risk, are sold in the secondary market, as well as some variable rate residential mortgage loans. The remainder of the variable rate residential mortgage loans and a small number of fixed rate residential mortgage loans are retained. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, as a result of the uncertain economic recovery, certain borrowers may experience difficulty and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses.

Loans are charged against the allowance for loan losses when management believes that the uncollectibility of the principal is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined based on the application of loss allocations to graded loans. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At June 30, 2006, on the basis of management’s review of the loan portfolio, the Company had $37.6 million of assets classified as special mention, $25.1 million classified as substandard, $131,000 classified as doubtful and $0 classified as loss as compared to $24.6 million, $24.7 million, $333,000 and $0 at December 31, 2005.

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

Total impaired loans decreased by $736,000 to $6.2 million at June 30, 2006 from $6.9 million at December 31, 2005. The decrease in the impaired loans category resulted primarily from the paydown of four impaired commercial credits. All impaired loans were considered nonaccrual at June 30, 2006. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The following table summarizes nonperforming assets at June 30, 2006 and December 31, 2005.

	June 30,	December 31,
	2006	2005
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans	$ 6,614	$ 7,321
Loans past due over 90 days and accruing	46	174
Total nonperforming loans	6,660	7,495
Other real estate	0	0
Repossessions	0	25
Total nonperforming assets	$ 6,660	$ 7,520

Total impaired loans	$ 6,211	$ 6,948

Nonperforming loans to total loans	0.52%	0.63%
Nonperforming assets to total assets	0.39%	0.46%

Total deposits increased by $141.8 million, or 11.2% to $1.408 billion at June 30, 2006 from $1.266 billion at December 31, 2005. The increase resulted from increases of $94.0 million in certificates of deposit, $32.3 million in money market transaction accounts, $12.5 million in Investors’ Money Market accounts, $2.4 million in savings accounts, $554,000 in demand deposit accounts and $145,000 in money market accounts. Total short-term borrowings decreased by $55.7 million, or 26.3%, to $155.9 million at June 30, 2006 from $211.5 million at December 31, 2005. The decrease resulted primarily from decreases of $36.5 million in federal funds purchased and $25.0 million in other borrowings, primarily short-term advances from the Federal Home Loan Bank of Indianapolis.

Total stockholders’ equity increased by $7.0 million, or 6.2%, to $120.3 million at June 30, 2006 from $113.3 million at December 31, 2005. Net income of $9.4 million, minus the decrease in the accumulated other comprehensive income of $2.3 million, minus dividends of $1.5 million, plus $1.3 million for stock issued through options exercised, minus $98,000 for the cost of treasury stock purchased plus $94,000 in stock option expense (including tax benefit), comprised most of this increase.

The Federal Deposit Insurance Corporation’s risk based capital regulations require that all banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Company’s ratios continue to be above “well capitalized” levels. As of June 30, 2006, the Company’s Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio were 8.9%, 10.9% and 11.9%, respectively.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1a. of Part I of our Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2006. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At June 30, 2006, the Company’s potential pretax exposure was within the Company’s policy limit, and not significantly different from December 31, 2005.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, management concluded the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2006.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2006, the Company has not made a change to its disclosure controls and procedures or its internal controls over financial reporting that has materially affected or is reasonably likely to materially affect its disclosure controls or its controls over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

June 30, 2006

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 30, 2006 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

April 1-30	0	$0	0	$0
May 1-31	442	23.28	0	0
June 1-30	0	0	0	0

Total	442	$23.28	0	$0

(a)	The shares purchased during the periods were credited to the deferred share accounts of seven non-employee directors under the Company’s director’s deferred compensation plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On April 11, 2006 the Company’s annual meeting of stockholders was held. At the meeting, the stockholders ratified the selection of Crowe Chizek and Company LLC as the Company’s independent registered public accounting firm for the year ended December 31, 2006, and George B. Huber, Allan J. Ludwig, Emily E. Pichon and Richard L. Pletcher were elected to serve as directors with terms expiring in 2009. Continuing as directors until 2007 are L. Craig Fulmer, Charles E. Niemier, Donald B. Steininger and Terry L. Tucker. Continuing as directors until 2008 are Robert E. Bartels, Jr., Michael L. Kubacki, Steven D. Ross and M. Scott Welch.

Election of Directors:
	For	Withheld
George B. Huber	8,622,196	549,104
Allan J. Ludwig	9,025,498	145,802
Emily E. Pichon	8,617,896	553,404
Richard L. Pletcher	8,975,722	195,574

Ratification of Independent Registered Public Accounting Firm:
				Broker
	For	Against	Abstain	Non-votes
Crowe Chizek and Company LLC	9,138,168	199,544	12,840	0

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

June 30, 2006

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

(Registrant)

Date: July 31, 2006	/s/ Michael L. Kubacki
Michael L. Kubacki – President and Chief
Executive Officer

Date: July 31, 2006	/s/ David M. Findlay
David M. Findlay – Executive Vice President
and Chief Financial Officer

Date: July 31, 2006	/s/ Teresa A. Bartman
Teresa A. Bartman – Vice President
and Controller