Form 10-Q
period 2006-09-30
LAKELAND FINANCIAL CORP
filed 2006-11-08
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares of common stock outstanding at October 31, 2006: 12,115,658

LAKELAND FINANCIAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

PART I.

PART II.

PART 1

LAKELAND FINANCIAL CORPORATION

ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2006 and December 31, 2005

(in thousands except for share data)

(Page 1 of 2)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and due from banks	$73,774	$77,387
Short-term investments	30,390	5,292
Total cash and cash equivalents	104,164	82,679

Securities available for sale (carried at fair value)	299,520	290,935
Real estate mortgages held for sale	1,422	960

Loans, net of allowance for loan losses of $14,288 and $12,774	1,316,897	1,185,956

Land, premises and equipment, net	25,136	24,563
Bank owned life insurance	20,337	19,654
Accrued income receivable	8,245	7,416
Goodwill	4,970	4,970
Other intangible assets	877	1,034
Other assets	18,098	16,446
Total assets	$1,799,666	$1,634,613

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2006 and December 31, 2005

(in thousands except for share data)

(Page 2 of 2)

	September 30,	December 31,
	2006	2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest bearing deposits	$245,420	$247,605
Interest bearing deposits	1,288,457	1,018,640
Total deposits	1,533,877	1,266,245

Short-term borrowings
Federal funds purchased	0	43,000
Securities sold under agreements to repurchase	93,992	91,071
U.S. Treasury demand notes	1,820	2,471
Other short-term borrowings	0	75,000
Total short-term borrowings	95,812	211,542

Accrued expenses payable	11,522	10,423
Other liabilities	495	2,095
Long-term borrowings	45	46
Subordinated debentures	30,928	30,928
Total liabilities	1,672,679	1,521,279

STOCKHOLDERS' EQUITY
Common stock: 180,000,000 shares authorized ,no par value
12,097,378 shares issued and 12,011,019 outstanding as of September 30, 2006
11,972,108 shares issued and 11,894,684 outstanding as of December 31, 2005	1,453	1,453
Additional paid-in capital	16,169	14,287
Retained earnings	113,471	102,327
Accumulated other comprehensive loss	(2,988)	(3,814)
Treasury stock, at cost (2006-86,359 shares, 2005-77,424 shares)	(1,118)	(919)
Total stockholders' equity	126,987	113,334
Total liabilities and stockholders' equity	$1,799,666	$1,634,613

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months and Nine Months Ended September 30, 2006 and 2005

(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
NET INTEREST INCOME
Interest and fees on loans
Taxable	$23,936	$17,894	$66,968	$48,561
Tax exempt	74	47	206	132
Interest and dividends on securities
Taxable	2,463	2,313	7,461	6,949
Tax exempt	591	585	1,793	1,759
Interest on short-term investments	157	83	504	184
Total interest income	27,221	20,922	76,932	57,585

Interest on deposits	12,398	6,609	31,875	16,139
Interest on borrowings
Short-term	1,167	1,207	4,363	2,950
Long-term	661	572	1,877	1,607
Total interest expense	14,226	8,388	38,115	20,696

NET INTEREST INCOME	12,995	12,534	38,817	36,889

Provision for loan losses	510	659	1,602	1,779

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	12,485	11,875	37,215	35,110

NONINTEREST INCOME
Wealth advisory and investment brokerage fees	952	742	2,864	2,261
Service charges on deposit accounts	1,983	1,860	5,668	5,112
Loan, insurance and service fees	548	480	1,746	1,442
Merchant card fee income	661	692	1,809	1,857
Other income	476	331	1,496	1,319
Net gains on sales of real estate mortgages held for sale	137	275	467	726
Net securities gains (losses)	(14)	0	(68)	0
Total noninterest income	4,743	4,380	13,982	12,717

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months and Nine Months Ended September 30, 2006 and 2005

(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
NONINTEREST EXPENSE
Salaries and employee benefits	5,595	5,051	16,609	15,224
Net occupancy expense	680	728	1,901	2,059
Equipment costs	430	468	1,345	1,476
Data processing fees and supplies	611	586	1,754	1,715
Credit card interchange	465	442	1,211	1,158
Other expense	2,156	2,080	6,721	6,384
Total noninterest expense	9,937	9,355	29,541	28,016

INCOME BEFORE INCOME TAX EXPENSE	7,291	6,900	21,656	19,811

Income tax expense	2,561	2,378	7,494	6,830

NET INCOME	$4,730	$4,522	$14,162	$12,981

Other comprehensive income/loss, net of tax:
Unrealized gain/(loss) on available for sale securities	3,106	(1,552)	826	(1,793)

TOTAL COMPREHENSIVE INCOME	$7,836	$2,970	$14,988	$11,188

BASIC WEIGHTED AVERAGE COMMON SHARES	12,084,244	11,957,730	12,054,663	11,913,014

BASIC EARNINGS PER COMMON SHARE	$0.39	$0.38	$1.17	$1.09

DILUTED WEIGHTED AVERAGE COMMON SHARES	12,388,372	12,309,552	12,366,453	12,279,174

DILUTED EARNINGS PER COMMON SHARE	$0.38	$0.37	$1.15	$1.06

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2006 and 2005

(in thousands)

(Unaudited)

(Page 1 of 2)

	2006	2005
Cash flows from operating activities:
Net income	$14,162	$12,981
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,241	1,214
Provision for loan losses	1,602	1,779
Amortization of intangible assets	157	158
Amortization of loan servicing rights	467	449
Net change in loan servicing rights valuation allowance	(64)	(109)
Loans originated for sale	(26,715)	(34,192)
Net gain on sales of loans	(466)	(725)
Proceeds from sale of loans	26,467	34,114
Net (gain) loss on sale of premises and equipment	(19)	(74)
Net loss on sales of securities available for sale	68	0
Net securities amortization	1,078	2,003
Stock compensation expense	141	0
Earnings on life insurance	(538)	(494)
Net change:
Accrued income receivable	(829)	(738)
Accrued expenses payable	2,196	2,417
Other assets	(1,732)	(815)
Other liabilities	(1,600)	(42)
Total adjustments	1,454	4,945
Net cash from operating activities	15,616	17,926

Cash flows from investing activities:
Proceeds from sale of securities available for sale	$21,616	$0
Proceeds from maturities, calls and principal paydowns of
securities available for sale	38,681	37,206
Purchases of securities available for sale	(68,724)	(44,653)
Purchase of life insurance	(145)	(131)
Net increase in total loans	(132,614)	(142,447)
Proceeds from sales of land, premises and equipment	194	591
Purchases of land, premises and equipment	(1,989)	(1,494)
Net cash from investing activities	(142,981)	(150,928)

(Continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2006 and 2005

(in thousands)

(Unaudited)

(Page 2 of 2)

	2006	2005
Cash flows from financing activities:
Net increase in total deposits	267,632	135,571
Net increase (decrease) in short-term borrowings	(115,730)	(40,996)
Payments on long-term borrowings	(1)	0
Dividends paid	(4,394)	(3,984)
Proceeds from stock option exercise	1,542	1,158
Purchase of treasury stock	(199)	(162)
Net cash from financing activities	148,850	91,587
Net change in cash and cash equivalents	21,485	(41,415)
Cash and cash equivalents at beginning of the period	82,679	103,858
Cash and cash equivalents at end of the period	$104,164	$62,443
Cash paid during the period for:
Interest	$36,276	$18,971
Income taxes	8,395	6,620
Supplemental non-cash disclosures:
Loans transferred to other real estate	71	0

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(In thousands)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

This report is filed for Lakeland Financial Corporation (the “Company”) and its wholly-owned subsidiary, Lake City Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated in consolidation. Also included is the Bank’s wholly-owned subsidiary, LCB Investments Limited (“LCB Investments”).

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The 2005 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

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

Nine Months Ended September 30,
	2006	2005
Net income (in thousands) as reported	$ 14,162	$ 12,981
Deduct: stock based compensation expense
determined under fair value based method	n/a	246
Pro forma net income	$ 14,162	$ 12,735

Basic earnings per common share as reported	$ 1.17	$ 1.09
Pro forma basic earnings per share	n/a	$ 1.07
Diluted earnings per share as reported	$ 1.15	$ 1.06
Pro forma diluted earnings per share	n/a	$ 1.04

Three Months Ended September 30,
	2006	2005
Net income (in thousands) as reported	$ 4,730	$ 4,522
Deduct: stock based compensation expense
determined under fair value based method	n/a	66
Pro forma net income	$ 4,730	$ 4,456

Basic earnings per common share as reported	$ 0.39	$ 0.38
Pro forma basic earnings per share	n/a	$ 0.38
Diluted earnings per share as reported	$ 0.38	$ 0.37
Pro forma diluted earnings per share	n/a	$ 0.36

There is no pro forma effect for the nine months and three months ended September 30, 2006 since stock based compensation was recorded under Statement 123(R) in 2006. Included in net income for the nine months ended September 30, 2006 was employee compensation expense of $141,000, net of tax of $57,000. Included in net income for the three months ended September 30, 2006 was employee compensation expense of $47,000, net of tax of $19,000.

Basic earnings per common share is based upon weighted-average common shares outstanding. Diluted earnings per share show the dilutive effect of additional common shares issueable.

The common shares outstanding for the stockholders’ equity section of the consolidated balance sheet at September 30, 2006 reflects the acquisition of 86,359 shares of Company common stock to offset a liability for a directors’ deferred compensation plan. These fully vested shares are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

NOTE 3. LOANS

	September 30,	December 31,
	2006	2005
Commercial and industrial loans	$ 944,616	$ 850,984
Agri-business and agricultural loans	125,146	113,574
Real estate mortgage loans	96,467	66,833
Real estate construction loans	5,954	7,987
Installment loans and credit cards	159,024	159,390
Subtotal	1,331,207	1,198,768
Less: Allowance for loan losses	(14,288)	(12,774)
Net deferred loan fees	(22)	(38)
Loans, net	$1,316,897	$1,185,956

Impaired loans	$ 14,898	$ 6,948

Non-performing loans	$ 15,413	$ 7,495

Allowance for loan losses to total loans	1.07%	1.07%

Changes in the allowance for loan losses are summarized as follows:

	Nine months ended
	September 30,
	2006	2005
Balance at beginning of period	$ 12,774	$ 10,754
Provision for loan losses	1,602	1,779
Charge-offs	(176)	(410)
Recoveries	88	110
Net loans charged-off	(88)	(300)
Balance at end of period	$ 14,288	$ 12,233

NOTE 4. SECURITIES

The fair values of securities available for sale were as follows:

	September 30,	December 31,
	2006	2005
U.S. Treasury securities	$ 965	$ 966
U.S. Government agencies	30,486	30,484
Mortgage-backed securities	212,999	206,596
State and municipal securities	55,070	52,889
Total	$ 299,520	$ 290,935

As of September 30, 2006, net unrealized losses on the total securities available for sale portfolio totaled $2.9 million. As of December 31, 2005, net unrealized losses on the total securities available for sale portfolio totaled $4.2 million. Management considers the unrealized losses to be market driven and no loss is expected to be realized unless the securities are sold. All of the securities are backed by the U.S. Government, government agencies, government sponsored agencies or are A rated or better, in the case of non-local municipal securities. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed are being received. There are no concerns of credit losses and there is nothing to indicate that full principal will not be received. The Company does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, the current intent and ability is to hold them until a recovery in fair value or maturity.

NOTE 5. EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Nine Months Ended September 30,
	Pension Benefits		SERP Benefits
	2006	2005	2006	2005
Service cost	$ 0	$ 0	$ 0	$ 0
Interest cost	108	112	57	60
Expected return on plan assets	(126)	(109)	(69)	(77)
Recognized net actuarial loss	33	28	39	33
Net pension expense	$ 15	$ 31	$ 27	$ 16

	Three Months Ended September 30,
	Pension Benefits		SERP Benefits
	2006	2005	2006	2005
Service cost	$ 0	$ 0	$ 0	$ 0
Interest cost	36	37	19	20
Expected return on plan assets	(42)	(36)	(23)	(26)
Recognized net actuarial loss	11	9	13	12
Net pension expense	$ 5	$ 10	$ 9	$ 6

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $229,000 to its pension plan and $68,000 to its SERP plan in 2006. As of September 30, 2006, $173,000 had been contributed to the pension plan and $68,000 to the SERP plan. The Company does not anticipate making any additional contributions to its pension plan or SERP plan during the remainder of 2006.

NOTE 6. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158 (SFAS No. 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the recognition of the funded status of a benefit plan in the statement of financial position. The Statement also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under current pension accounting rules, as well as modifies the timing of reporting. SFAS No. 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 158 will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires registrants to quantify errors using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying a misstatement as material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative effect adjustment of beginning-of-year retained earnings. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently assessing the potential impact that the adoption of SAB No. 108 will have on its financial statements; the impact is not expected to be material.

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

Part 1

LAKELAND FINANCIAL CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

and

RESULTS OF OPERATIONS

September 30, 2006

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in northern Indiana. The Company earned $14.2 million for the first nine months of 2006, versus $13.0 million in the same period of 2005, an increase of 9.1%. The increase was driven by a $1.9 million increase in net interest income as well as an increase of $1.3 million in noninterest income. Offsetting these positive impacts was an increase of $1.5 million in noninterest expense. Basic earnings per share for the first nine months of 2006 were $1.17 per share versus $1.09 per share for the first nine months of 2005. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the first nine months of 2006 were $1.15 per share, versus $1.06 per share for the first nine months of 2005.

Net income for the third quarter of 2006 was $4.7 million, an increase of 4.6% versus $4.5 million for the comparable period of 2005. The increase was driven by a $461,000 increase in net interest income as well as a $363,000 increase in noninterest income. Offsetting these positive impacts was an increase of $582,000 in noninterest expense. Basic earnings per share for the third quarter of 2006 were $0.39 per share, versus $0.38 per share for the third quarter of 2005. Diluted earnings per share for the third quarter of 2006 were $0.38 per share, versus $0.37 per share for the third quarter of 2005.

RESULTS OF OPERATIONS

Net Interest Income

For the nine-month period ended September 30, 2006, net interest income totaled $38.8 million, an increase of 5.2%, or $1.9 million, versus the first nine months of 2005. Net interest income increased in the nine-month period of 2006 versus the comparable period of 2005, primarily due to a $197.8 million, or 14.5%, increase in average earning assets to $1.556 billion. For the three-month period ended September 30, 2006, net interest income totaled $13.0 million, an increase of 3.7%, or $461,000. This increase was driven by a $180.7 million, or 12.8%, increase in average earning assets.

Given the Company’s mix of interest earning assets and interest bearing liabilities at September 30, 2006, the Company would generally be considered to have an asset sensitive balance sheet, although the current interest rate environment has countered the asset-sensitive nature of the balance sheet. This balance sheet structure would normally be expected to produce a stable or improving net interest margin in a rising rate environment. Despite this balance sheet structure and a rising rate environment during 2006 and 2005, the Company experienced net interest margin compression in the first nine months of 2006 versus the first nine months of 2005. Management attributes this compression primarily to a highly competitive deposit pricing environment that is having a negative impact on the net interest margin. In addition, the Company’s mix of deposits has shifted to more reliance on certificates of deposits, which generally carry a higher interest rate cost than other types of interest bearing deposits. Also contributing to the erosion in net interest margin was the yield performance of the Company’s investment portfolio, which is primarily composed of collateralized mortgage obligations and municipal securities. As a result of the flat yield curve, reinvestment rates have typically been substantially lower than those of the maturing security.

During the first nine months of 2006, total interest and dividend income increased by $19.3 million, or 33.6%, to $76.9 million, versus $57.6 million during the first nine months of 2005. During the third quarter of 2006, interest and dividend income increased by $6.3 million, or 30.1%, to $27.2 million, versus $20.9 million during the same quarter of 2005. These increases were primarily the result of general increases in interest rates, as well as an increase in average earning assets. The tax equivalent yield on average earning assets increased by 92 basis points to 6.7% for the nine-month period ended September 30, 2006 versus the same period of 2005. For the third quarter of 2006, the yield increased 89 basis points to 6.8%, versus 6.0% for the third quarter of 2005.

During the first nine months of 2006, loan interest income increased by $18.5 million, or 38.0%, to $67.2 million, versus $48.7 million during the first nine months of 2005. The increase was driven by a $187.1 million, or 17.6%, increase in average daily loan balances, as well as a 106 basis point increase in the tax equivalent yield on loans to 7.2%, versus 6.1% in the first nine months of 2005. During the third quarter of 2006, loan interest income increased $6.1 million, or 33.8% to $24.0 million versus $17.9 million during the third quarter of 2005. The increase was driven by a $173.5 million, or 15.6%, increase in average daily loan balances as well as a 101 basis point increase in the tax equivalent yield on loans, to 7.4%, versus 6.4% in the third quarter of 2005.

The average daily securities balances for the first nine months of 2006 increased $5.4 million, or 1.9%, to $292.3 million, versus $286.9 million for the same period of 2005. During the same periods, income from securities increased by $546,000, or 6.3%, to $9.3 million versus $8.7 million during the first nine months of 2005. The increase was primarily the result of a 14 basis point increase in the tax equivalent yield on securities, to 4.6% versus 4.5% in the first nine months of 2005. The average daily securities balances for the third quarter of 2006 increased $5.0 million, or 1.7%, to $292.9 million, versus $288.0 million, for the same period of 2005. During the third quarter of 2006, income from securities was $3.1 million, an increase of $156,000, or 5.4%, versus the third quarter of 2005. The increase was driven by the increase in average daily securities balances. The tax equivalent yield for the third quarter of 2006 was 4.5% compared to 4.4% for the third quarter of 2005.

Total interest expense increased $17.4 million, or 84.2%, to $38.1 million for the nine-month period ended September 30, 2006, from $20.7 million for the comparable period in 2005. The increase was primarily the result of a 126 basis point increase in the Company’s daily cost of funds to 3.3%, versus 2.0% for the same period of 2005. Total interest expense increased $5.8 million, or 69.6%, to $14.2 million for the third quarter of 2006, versus $8.4 million for the third quarter of 2005. The increase was primarily the result of a 120 basis point increase in the Company’s daily cost of funds to 3.6%, from 2.4% for the same period of 2005. Increases in total deposits also contributed to increases in total interest expense over the nine-month and three-month periods.

On an average daily basis, total deposits (including demand deposits) increased $217.6 million, or 19.0%, to $1.362 billion for the nine-month period ended September 30, 2006, versus $1.144 billion during the same period in 2005. The average daily balances for the third quarter of 2006 increased $233.7 million, or 19.6%, to $1.426 billion from $1.193 billion during the third quarter of 2005. On an average daily basis, non-interest bearing demand deposits increased to $219.9 million for the nine-month period ended September 30, 2006, versus $218.9 million for the same period in 2005. The average daily noninterest bearing demand deposit balances for the third quarter of 2006 were $219.8 million, versus $217.0 million for the third quarter of 2005. On an average daily basis, interest bearing transaction accounts increased $53.0 million, or 15.7%, to $389.7 million for the nine-month period ended September 30, 2006, versus the same period in 2005. Average daily interest bearing transaction accounts increased $88.3 million, or 27.3%, to $412.0 million for the third quarter of 2006, versus $323.7 million for the third quarter of 2005. When comparing the nine months ended September 30, 2006 with the same period of 2005, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $166.9 million, primarily as a result of increases in public fund deposits and brokered certificates of deposit. The rate paid on time deposit accounts increased 129 basis points to 4.5% for the nine-month period ended September 30, 2006, versus the same period in 2005. During the third quarter of 2006, the average daily balance of time deposits increased $146.0 million, and the rate paid increased 127 basis points to 4.8%, versus the third quarter of 2005.

Due to strong loan growth and additional relationship opportunities, the Company also continues to focus on public fund deposits as a core funding strategy. In addition, the Company has introduced brokered certificates of deposit to the funding mix as a result of loan growth. On an average daily basis, total brokered certificates of deposit increased $37.4 million to $55.2 million for the nine-month period ended September 30, 2006, versus $17.9 million for the same period in 2005. During the third quarter of 2006, average daily brokered certificates of deposit were $44.9 million, versus $49.1 million during the third quarter of 2005. On an average daily basis, total public fund certificates of deposit increased $60.5 million to $267.8 million for the nine-month period ended September 30, 2006, versus $207.3 million for the same period in 2005. During the third quarter of 2006, average daily public fund certificates of deposit were $296.9 million, versus $231.8 million during the third quarter of 2005.

Average daily balances of borrowings were $181.4 million during the nine months ended September 30, 2006, versus $209.3 million during the same period of 2005, and the rate paid on borrowings increased 170 basis points to 4.6%. During the third quarter of 2006, the average daily balances of borrowings decreased $59.1 million to $154.2 million, versus $213.3 million for the same period of 2005. The rate on borrowings increased 143 basis points to 4.7% for the third quarter of 2006 versus the third quarter of 2005. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 14.0% and 12.4%, respectively, when comparing the nine-month and three-month periods ended September 30, 2006 versus the same periods in 2005. The following tables set forth consolidated information regarding average balances and rates:

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Nine Months Ended September 30,
	2006			2005
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$1,243,736	$66,968	7.20%	$1,058,227	$48,561	6.14%
Tax exempt (1)	5,958	245	5.50	4,416	172	5.21
Investments: (1)
Available for sale	292,298	10,057	4.60	286,866	9,569	4.46
Short-term investments	10,608	392	4.94	4,761	83	1.49
Interest bearing deposits	3,268	112	4.58	3,838	101	3.52

Total earning assets	1,555,868	77,774	6.68%	1,358,108	58,486	5.76%

Nonearning assets:
Cash and due from banks	58,854	0		54,439	0
Premises and equipment	24,597	0		25,068	0
Other nonearning assets	50,367	0		43,907	0
Less allowance for loan loss losses	(13,453)	0		(11,403)	0

Total assets	$1,676,233	$77,774		$1,470,119	$58,486

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2006 and 2005. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the nine months ended September 30, 2006 and 2005, are included as taxable loan interest income.

(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Nine Months Ended September 30,
	2006			2005
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS’
EQUITY

Interest bearing liabilities:
Savings deposits	$68,426	$108	0.21%	$71,668	$58	0.11%
Interest bearing checking accounts	389,657	8,715	2.99	336,705	3,649	1.45
Time deposits:
In denominations under $100,000	260,771	7,697	3.95	225,411	5,179	3.07
In denominations over $100,000	423,089	15,355	4.85	291,589	7,253	3.33
Miscellaneous short-term borrowings	150,434	4,363	3.88	168,365	2,950	2.34
Long-term borrowings	30,973	1,877	8.10	40,974	1,607	5.24

Total interest bearing liabilities	1,323,350	38,115	3.85%	1,134,712	20,696	2.44%

Noninterest bearing liabilities
and stockholders’ equity:
Demand deposits	219,925	0		218,925	0
Other liabilities	13,340	0		9,697	0
Stockholders’ equity	119,618	0		106,785	0
Total liabilities and stockholders’
equity	$1,676,233	$38,115		$1,470,119	$20,696

Net interest differential – yield on
average daily earning assets		$39,659	3.40%		$37,790	3.72%

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Three Months Ended September 30,
	2006			2005
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$1,283,130	$23,936	7.40%	$1,111,440	$17,894	6.39%
Tax exempt (1)	6,264	88	5.57	4,426	62	5.60
Investments: (1)
Available for sale	292,938	3,315	4.49	287,968	3,180	4.38
Short-term investments	8,474	110	5.15	5,412	45	3.30
Interest bearing deposits	3,727	47	5.00	4,568	38	3.30

Total earning assets	1,594,533	27,496	6.84%	1,413,814	21,219	5.95%

Nonearning assets:
Cash and due from banks	61,153	0		54,287	0
Premises and equipment	25,005	0		25,124	0
Other nonearning assets	51,545	0		44,652	0
Less allowance for loan loss losses	(13,960)	0		(11,932)	0

Total assets	$1,718,276	$27,496		$1,525,945	$21,219

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2006 and 2005. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended September 30, 2006 and 2005, are included as taxable loan interest income.

(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Three Months Ended September 30,
	2006			2005
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS’
EQUITY

Interest bearing liabilities:
Savings deposits	$67,744	$36	0.21%	$71,158	$23	0.13%
Interest bearing checking accounts	411,977	3,528	3.40	323,660	1,383	1.70
Time deposits:
In denominations under $100,000	270,490	2,839	4.16	231,511	1,891	3.24
In denominations over $100,000	456,355	5,995	5.21	349,332	3,312	3.76
Miscellaneous short-term borrowings	123,253	1,167	3.76	172,329	1,207	2.78
Long-term borrowings	30,973	661	8.47	40,974	572	5.54

Total interest bearing liabilities	1,360,792	14,226	4.15%	1,188,964	8,388	2.80%

Noninterest bearing liabilities
and stockholders’ equity:
Demand deposits	219,789	0		216,995	0
Other liabilities	14,328	0		9,926	0
Stockholders’ equity	123,367	0		110,060	0
Total liabilities and stockholders’
equity	$1,718,276	$14,226		$1,525,945	$8,388

Net interest differential – yield on
average daily earning assets		$13,270	3.30%		$12,831	3.59%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, provisions for losses on loans of $1.6 million and $510,000 were recorded during the nine-month and three-month periods ended September 30, 2006, versus provisions of $1.8 million and $659,000 recorded during the same periods of 2005. Factors impacting the provision included the amount and status of classified credits, the level of charge-offs, management’s overall view on current credit quality, the amount and status of impaired loans and the amount and status of past due accruing loans (90 days or more), as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

Noninterest income categories for the nine and three-month periods ended September 30, 2006 and 2005 are shown in the following table:

	Nine Months Ended
	September 30,
			Percent
	2006	2005	Change

Wealth advisory and investment brokerage fees	$ 2,864	$ 2,261	26.7%
Service charges on deposit accounts	5,668	5,112	10.9
Loan, insurance and service fees	1,746	1,442	21.1
Merchant card fee income	1,809	1,857	(2.6)
Other income	1,496	1,319	13.4
Net gains on sales of real estate mortgages held for sale	467	726	(35.7)
Net securities gains (losses)	(68)	0	(100.0)
Total noninterest income	$ 13,982	$ 12,717	10.0%

	Three Months Ended
	September 30,
			Percent
	2006	2005	Change

Wealth advisory and investment brokerage fees	$ 952	$ 742	28.3%
Service charges on deposit accounts	1,983	1,860	6.6
Loan, insurance and service fees	548	480	14.2
Merchant card fee income	661	692	(4.5)
Other income	476	331	43.8
Net gains on sales of real estate mortgages held for sale	137	275	(50.2)
Net securities gains (losses)	(14)	0	(100.0)
Total noninterest income	$ 4,743	$ 4,380	8.3%

Noninterest income increased $1.3 million and $363,000, respectively, in the nine-month and three-month periods ended September 30, 2006, versus the same periods in 2005. Wealth advisory and brokerage income increased by $603,000 and $210,000, respectively, in the nine and three-month periods ended September 30, 2006, primarily due to a $463,000 year-to-date increase in brokerage fees, driven by higher trading volume. Service charges on deposit accounts increased $556,000 and $123,000, respectively, in the nine and three-month periods ended September 30, 2006, due largely to increased overdraft activity resulting in more overdraft charges and an increase in the per item fee implemented in 2006. Loan, insurance and service fees increased due largely to higher fee income on Visa check cards. Partially offsetting these increases were decreases in profits from the sale of mortgages primarily due to lower mortgage loan volumes, which is expected in a rising interest rate environment.

Noninterest Expense

Noninterest expense categories for the nine-month and three-month periods ended September 30, 2006 and 2005 are shown in the following table:

	Nine Months Ended
	September 30,
			Percent
	2006	2005	Change

Salaries and employee benefits	$ 16,609	$ 15,224	9.1%
Net occupancy expense	1,901	2,059	(7.7)
Equipment costs	1,345	1,476	(8.9)
Data processing fees and supplies	1,754	1,715	2.3
Credit card interchange	1,211	1,158	4.6
Other expense	6,721	6,384	5.3
Total noninterest expense	$ 29,541	$ 28,016	5.4%

	Three Months Ended
	September 30,
			Percent
	2006	2005	Change

Salaries and employee benefits	$ 5,595	$ 5,051	10.8%
Net occupancy expense	680	728	(6.6)
Equipment costs	430	468	(8.1)
Data processing fees and supplies	611	586	4.3
Credit card interchange	465	442	5.2
Other expense	2,156	2,080	3.7
Total noninterest expense	$ 9,937	$ 9,355	6.2%

Noninterest expense increased $1.5 million and $582,000, respectively, in the nine-month and three-month periods ended September 30, 2006 versus the same periods of 2005. Driving this increase were salaries and employee benefits, which increased $1.4 million and $544,000, respectively, in the nine and three-month periods ended September 30, 2006. The increases were due largely to staff additions, normal salary increases and increased incentive based compensation. In addition, other expense increased due primarily to increased advertising and business development costs. Offsetting these increases were decreases in net occupancy expense due to reduced maintenance and repair expense, and decreased equipment cost due to lower depreciation expense.

Income Tax Expense

Income tax expense increased $664,000, or 9.7%, for the first nine months of 2006, compared to the same period in 2005. Income tax expense for the third quarter of 2006 increased $183,000, or 7.7%, compared to the same period of 2005. The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, increased to 34.6% during the first nine months of 2006 compared to 34.5% during the same period of 2005. It increased to 35.1% for the third quarter of 2006, versus 34.5% for the third quarter of 2005. The increase was driven by an increase in the proportion of income derived from taxable sources in the third quarter of 2006 versus the same period of 2005.

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

FINANCIAL CONDITION

Total assets of the Company were $1.800 billion as of September 30, 2006, an increase of $165.1 million, or 10.1%, when compared to $1.635 billion as of December 31, 2005.

Total cash and cash equivalents increased by $21.5 million, or 26.0%, to $104.2 million at September 30, 2006 from $82.7 million at December 31, 2005.

Total securities available-for-sale increased by $8.6 million, or 3.0%, to $299.5 million at September 30, 2006 from $290.9 million at December 31, 2005. The increase was a result of a number of transactions in the securities portfolio. Securities purchases totaled $68.7 million and the fair market value of the securities portfolio increased by $1.3 million. A falling interest rate environment during the third quarter of 2006 drove the market value increase. Offsetting these increases were securities paydowns totaling $36.1 million, maturities, sales and calls of securities totaling $24.2 million and the amortization of premiums, net of the accretion of discounts totaling $1.1 million. The investment portfolio is managed to limit the Company’s exposure to risk by containing mostly collateralized mortgage obligations and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

Real estate mortgages held-for-sale increased by $462,000, or 48.1%, to $1.4 million at September 30, 2006 from $960,000 at December 31, 2005. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the nine months ended September 30, 2006, $26.7 million in real estate mortgages were originated for sale and $26.5 million in mortgages were sold.

Total loans, excluding real estate mortgages held-for-sale, increased by $132.5 million, or 11.0%, to $1.331 billion at September 30, 2006 from $1.199 billion at December 31, 2005. The mix of loan types within the Company’s portfolio consisted of 80% commercial and industrial and agri-business, 8% real estate and 12% consumer loans at September 30, 2006 compared to 81% commercial and industrial and agri-business, 6% real estate and 13% consumer at December 31, 2005.

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

Loans are charged against the allowance for loan losses when management believes that the uncollectibility of the principal is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined based on the application of loss allocations to graded loans. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At September 30, 2006, on the basis of management’s review of the loan portfolio, the Company had $38.9 million of assets classified as special mention, $32.1 million classified as substandard,

$63,000 classified as doubtful and $0 classified as loss as compared to $24.6 million, $24.7 million, $333,000 and $0 at December 31, 2005.

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

Total impaired loans increased by $8.0 million to $14.9 million at September 30, 2006 from $6.9 million at December 31, 2005. The increase in the impaired loans category resulted from the addition of a single borrowing relationship with aggregate loans totaling $9.0 million. The borrower is engaged in commercial and residential real estate development in Northern Indiana. Borrower collateral, including real estate, and personal guarantees of its principals support this credit, although there can be no assurances that full repayment of the loans will result. All impaired loans were considered nonaccrual at September 30, 2006. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The following table summarizes nonperforming assets at September 30, 2006 and December 31, 2005.

	September 30,	December 31,
	2006	2005
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans	$ 15,308	$ 7,321
Loans past due over 90 days and accruing	105	174
Total nonperforming loans	15,413	7,495
Other real estate	71	0
Repossessions	43	25
Total nonperforming assets	$ 15,527	$ 7,520

Total impaired loans	$ 14,898	$ 6,948

Nonperforming loans to total loans	1.16%	0.63%
Nonperforming assets to total assets	0.86%	0.46%

Total deposits increased by $267.6 million, or 21.1% to $1.534 billion at September 30, 2006 from $1.266 billion at December 31, 2005. The increase resulted from increases of $230.2 million in certificates of deposit, $22.6 million in money market transaction accounts, $16.1 million in Investors’ Money Market accounts and $937,000 in savings accounts. Offsetting these increases were declines of $2.2 million in demand deposit accounts and $47,000 in money market accounts. Total short-term borrowings decreased by $115.7 million, or 54.7%, to $95.8 million at September 30, 2006 from $211.5 million at December 31, 2005. The decrease resulted primarily from decreases of $75.0 million in other borrowings, primarily short-term advances from the Federal Home Loan Bank of Indianapolis and $43.0 million in federal funds purchased.

Total stockholders’ equity increased by $13.7 million, or 12.1%, to $127.0 million at September 30, 2006 from $113.3 million at December 31, 2005. Net income of $14.2 million, plus the increase in the accumulated other comprehensive income of $826,000, minus dividends of $3.0 million, plus $1.6 million for stock issued through options exercised, minus $199,000 for the cost of treasury stock purchased plus $141,000 in stock option expense (including tax benefit), comprised most of this increase.

The Federal Deposit Insurance Corporation’s risk based capital regulations require that all banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Company’s ratios continue to be above “well capitalized” levels. As of September 30, 2006, the Company’s Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio were 8.9%, 10.7% and 11.7%, respectively.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2006. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At September 30, 2006, the Company’s potential pretax exposure was within the Company’s policy limit, and not significantly different from December 31, 2005.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, management concluded the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of September 30, 2006. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2006, the Company has not made a change to its disclosure controls and procedures or its internal controls over financial reporting that has materially affected or is reasonably likely to materially affect its disclosure controls or its controls over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

September 30, 2006

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 30, 2006 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

July 1-31	3,792	$ 23.76	0	$ 0
August 1-31	433	24.48	0	0
September 1-30	0	0	0	0

Total	4,225	$ 23.83	0	$ 0

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

September 30, 2006

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

(Registrant)

Date: November 6, 2006	/s/ Michael L. Kubacki
Michael L. Kubacki – President and Chief
Executive Officer

Date: November 6, 2006	/s/ David M. Findlay
David M. Findlay – Executive Vice President
and Chief Financial Officer

Date: November 6, 2006	/s/ Teresa A. Bartman
Teresa A. Bartman – Vice President
and Controller