Form 10-K
period 2006-12-31
LAKELAND FINANCIAL CORP
filed 2007-03-05
CIK 721994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such other period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer ☒	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes __ No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $270,859,466.

Number of shares of common stock outstanding at February 21, 2007: 12,180,648

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the Annual Meeting of Shareholders dated as of March 5, 2007 are incorporated by reference into Part III hereof.

LAKELAND FINANCIAL CORPORATION

Annual Report on Form 10-K

PART I

ITEM 1. BUSINESS

The Company was incorporated under the laws of the State of Indiana on February 8, 1983. As used herein, the term “Company” refers to Lakeland Financial Corporation, or if the context dictates, Lakeland Financial Corporation and its wholly-owned subsidiary, Lake City Bank (the “Bank”), an Indiana state bank headquartered in Warsaw, Indiana. Also included in the consolidated financial statements prior to December 27, 2006 is LCB Investments, Limited, a wholly-owned subsidiary of Lake City Bank, which is a Bermuda corporation that managed a portion of the Bank’s investment portfolio. On December 27, 2006 all securities were transferred to Lake City Bank from LCB Investments, Limited. On December 18, 2006 LCB Investments II, Inc. was formed as a wholly-owned subsidiary of Lake City Bank incorporated in Nevada and will manage a portion of the Bank’s investment portfolio beginning in 2007. All intercompany transactions and balances are eliminated in consolidation.

General

Company’s Business. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended. The Company owns all of the outstanding stock of Lake City Bank, Warsaw, Indiana, a full-service commercial bank organized under Indiana law. The Bank recognizes a wholly-owned subsidiary, LCB Investments II, which manages a portion of the Bank’s investment portfolio. The Company conducts no business except that incident to its ownership of the outstanding stock of the Bank and the operation of the Bank.

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

The Bank’s main banking office is located at 202 East Center Street, Warsaw, Indiana. As of December 31, 2006, the Bank had 43 offices in twelve counties throughout northern Indiana.

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

Market Overview. While the Company operates in twelve counties, it currently defines operations by four primary geographical markets. They are the South Region, which includes Kosciusko and portions of contiguous counties; the North Region, which includes portions of Elkhart and St. Joseph Counties, the Central Region, which includes portions of Elkhart County and contiguous counties; and the East Region, which includes Allen and contiguous counties. The South Region includes the city of Warsaw, which is the location of the Company’s headquarters. The Company has had a presence in this region since 1872. It has been in the North and Central Regions, which includes the cities of Elkhart, South Bend and Goshen, since 1990. The Company opened its first office in the East Region, which includes the cities of Fort Wayne and Auburn, in 1999. The Company also operates a loan production office in Indianapolis, which is staffed by a commercial loan officer and was opened in 2006.

The Company believes that these are well-established and fairly diverse economic regions. The Company’s markets include a mix of industrial and service companies with no business or industry concentrations. Furthermore, no single industry or employer dominates any of the markets. Fort Wayne represents the largest population center served by the Company’s full-service branch system with a population of 206,000, according to 2000 U.S. Census Bureau data. South Bend, with a 2000 population of 108,000, is the second largest city served by the Company. Elkhart, with a 2000 population of 52,000, is the third largest city that the Company currently serves. As a result of the presence of offices in twelve counties that are widely dispersed, no single city or industry represents an undue concentration. In addition, the Indianapolis market represents a substantial future opportunity given its position as the largest metropolitan market in the state.

Expansion Strategy. The Company’s expansion strategy is driven primarily by the potential for increased penetration in existing markets where opportunities for market share growth exists. Additionally, management considers growth in new markets with a close geographic proximity to its current operations. These markets are considered when the Company believes they would be receptive to its strategic plan to deliver broad based financial services with a commitment to local communities. Since the early 1990’s, the Company has focused on growth through de novo branching in locations that management believes have potential for creating new market opportunities or for further penetrating existing markets. The Company also acquired the Fort Wayne, Indiana office of Indiana Capital Management Bank & Trust in late 2003 to augment the existing trust and investment management business and further penetrate the Fort Wayne market. In late 2005, the Company added significant capabilities to the trust and investment management business in Fort Wayne with the addition of three seasoned trust professionals. The Company plans to open a new branch facility in Fort Wayne, Indiana to house the Company’s Fort Wayne based Wealth Advisory Services and to serve the south western market of Fort Wayne. The new location will be a full-service branch facility. As noted earlier, the Company entered the Indianapolis market in 2006 and anticipates that it will expand in the future with full-service banking locations. In new markets, the Company believes it is critical to attract experienced local management with a similar philosophy in order to provide a basis for success.

The Company also considers opportunities beyond current markets when the Company’s Board of Directors and management believes that the opportunity will provide a desirable strategic fit without posing undue risk. The Company does not currently have any definitive understandings or agreements for any acquisitions or de novo expansion, other than the Indianapolis market.

Products and Services. The Company is a full-service commercial bank and provides commercial, retail, trust and investment management services to its customers. Commercial products include commercial loans and technology-driven solutions to commercial customers’ cash management needs such as internet business banking and on-line cash management services in addition to retirement services, bond administration and health savings account services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans, including indirect automotive financing. The Company provides credit card services to retail and commercial customers through an outsourced retail card program and merchant processing activity. The Company also has an Honors Private Banking program that is positioned to serve the more financially sophisticated customer with a menu including investment management and trust services, executive mortgage programs and access to financial planning seminars and programs. The Bank’s Prospero Program is dedicated to serving the expanding financial needs of the Latino community. The Company provides trust clients with traditional personal and corporate trust and investment services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance.

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

The Bank competes with other major banks for large commercial deposit and loan accounts. The Bank is presently subject to an aggregate maximum loan limit to any single account pursuant to Indiana law of $23.0 million. The Bank currently enforces an internal limit of $20.0 million, which is less than the amount permitted by law. This maximum might occasionally limit the Bank from providing loans to those businesses or personal accounts whose borrowings periodically exceed this amount. In the event this were to occur, the Bank maintains correspondent relationships with other financial institutions. The Bank may participate with other banks in the placement of large borrowings in excess of its lending limit. The Bank is also a member of the Federal Home Loan Bank of Indianapolis in order to broaden its mortgage lending and investment activities and to provide additional funds, if necessary, to support these activities.

Table of Contentsp

Foreign Operations

The Company has no investments with any foreign entity other than two nominal demand deposit accounts. One is maintained with a Canadian bank in order to facilitate the clearing of checks drawn on banks located in other countries. The other is maintained with a bank in Bermuda for LCB Investments, Limited to be used for administrative expenses. There are no foreign loans.

Employees

At December 31, 2006, the Company, including its subsidiaries, had 449 full-time equivalent employees. Benefit programs include a 401(k) plan, group medical insurance, group life insurance and paid vacations. The Company also maintained a defined benefit pension plan which, effective April 1, 2000, was frozen and employees can no longer accrue new benefits under that plan. The Company also has a stock option plan under which stock options may be granted to employees and directors. The Company also has an employee deferred compensation plan available to certain employees. The Bank is not a party to any collective bargaining agreement, and employee relations are considered good.

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

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Indiana Department of Financial Institutions (the “DFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2006, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Indiana corporation, the Company is subject to the limitations of the Indiana General Business Corporation Law, which prohibit the Company from paying dividends if the Company is, or by payment of the dividend would become, insolvent, or if the payment of dividends would render the Company unable to pay its debts as they become due in the usual course of business. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General. The Bank is an Indiana-chartered bank, the deposit accounts of which are insured by the FDIC’s Deposit Insurance Fund (“DIF”). As of April 18, 2006, the Bank became a member of the Federal Reserve System (“member bank”). As an Indiana-chartered, FDIC-insured member bank, the Bank is presently subject to the examination, supervision, reporting and enforcement requirements of the DFI, the chartering authority for Indiana banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of the DIF.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which insured depository institutions are assigned to one of four risk assessment categories based upon their respective levels of capital, supervisory evaluations and other financial factors. Institutions that are well-capitalized and exhibit minimal or no supervisory weaknesses pay the lowest premium while institutions that are less than adequately capitalized and considered of substantial supervisory concern pay the highest premium. An institution’s risk-classification is determined by the FDIC.

For the past several years, FDIC insurance assessments ranged from 0% to 0.27% of total deposits. Pursuant to regulatory amendments adopted by the FDIC, effective January 1, 2007, insurance assessments will range from 0.05% to 0.43% of total deposits (unless subsequently adjusted by the FDIC). FDIC-insured institutions that were in existence as of December 31, 1996, and paid an FDIC-insurance assessment prior to that date (“eligible institutions”), as well as successors to eligible institutions, will be entitled to a credit that may be applied to offset insurance premium assessments due for assessment periods beginning on and after January 1, 2007. The amount of an eligible institution’s assessment credit will be equal to the institution’s pro rata share (based on its assessment base as of December 31, 1996, as compared to the aggregate assessment base of all eligible institutions as of December 31, 1996) of the aggregate amount the FDIC would have collected if it had imposed an assessment of 10.5 basis points on the combined assessment base of all institutions insured by the FDIC as of December 31, 2001. Subject to certain statutory limitations, an institution’s assessment credit may be applied to offset the full amount of premiums assessed in 2007, but may not be applied to more than 90% of the premiums assessed in 2008, 2009 or 2010. The FDIC will track the amount of an institution’s assessment credit and automatically apply it to the institution’s premium assessment to the maximum extent permitted by federal law.

FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2006, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI. The amount of the assessment is calculated on the basis of the bank’s total assets. During the year ended December 31, 2006, the Bank paid supervisory assessments to the DFI totaling $139,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. Under federal regulations, the Bank is subject to the following minimum capital standards: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, federal regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

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

As of December 31, 2006: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by Federal Reserve regulations.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the Bank’s retained net income for the year to date combined with its retained net income for the previous two years. Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the Bank. Without Federal Reserve approval, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s calendar year-to-date net income plus the bank’s retained net income for the two preceding calendar years.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2006. As of December 31, 2006, approximately $31.2 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

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

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $45.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $45.8 million, the reserve requirement is $1.119 million plus 10% of the aggregate amount of total transaction accounts in excess of $45.8 million. The first $8.5 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;

INTEREST RATES AND INTEREST DIFFERENTIAL

(in thousands of dollars)

Table of Contents	2006			2005
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$1,264,490	$91,946	7.27%	$1,084,353	$68,417	6.31%
Tax exempt (1)	5,995	328	5.47	4,435	235	5.30

Investments: (1)
Available for sale	293,931	13,609	4.63	286,864	12,806	4.46

Short—term investments	12,896	647	5.02	6,252	206	3.29

Interest bearing deposits	3,269	151	4.62	4,027	127	3.15

Total earning assets	1,580,581	106,681	6.75%	1,385,931	81,791	5.90%

Nonearning assets:
Cash and due from banks	56,235	0		55,234	0

Premises and equipment	24,750	0		24,977	0

Other nonearning assets	50,597	0		44,681	0

Less allowance for loan losses	(13,692)	0		(11,668)	0

Total assets	$1,698,471	$106,681		$1,499,155	$81,791

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2006 and 2005. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2006 and 2005, are included as taxable loan interest income.

(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;

INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)

(in thousands of dollars)

Table of Contents	2005			2004
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$1,084,353	$68,417	6.31%	$921,807	$49,264	5.34%
Tax exempt (1)	4,435	235	5.30	9,127	381	4.17

Investments: (1)
Available for sale	286,864	12,806	4.46	281,870	11,642	4.13

Short—term investments	6,252	206	3.29	8,806	132	1.50

Interest bearing deposits	4,027	127	3.15	3,643	52	1.43

Total earning assets	1,385,931	81,791	5.90%	1,225,253	61,471	5.02%

Nonearning assets:
Cash and due from banks	55,234	0		50,890	0

Premises and equipment	24,977	0		25,715	0

Other nonearning assets	44,681	0		41,423	0

Less allowance for loan losses	(11,668)	0		(10,568)	0

Total assets	$1,499,155	$81,791		$1,332,713	$61,471

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2005 and 2004. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2005 and 2004, are included as taxable loan interest income.

(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;

INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)

(in thousands of dollars)

Table of Contents	2006			2005
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$67,818	$143	0.21%	$70,875	$95	0.13%

Interest bearing checking accounts	405,209	12,789	3.16	342,438	5,622	1.64

Time deposits:
In denominations under $100,000	264,087	10,787	4.08	228,689	7,236	3.16
In denominations over $100,000	430,378	21,382	4.97	319,697	11,378	3.56

Miscellaneous short—term borrowings	144,637	5,594	3.87	154,949	3,790	2.45

Long—term borrowings and
subordinated debentures	30,973	2,529	8.17	40,891	2,232	5.46

Total interest bearing liabilities	1,343,102	53,224	3.96%	1,157,539	30,353	2.62%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	219,997	0		222,971	0

Other liabilities	13,418	0		10,427	0

Stockholders' equity	121,954	0		108,218	0

Total liabilities and stockholders'
equity	$1,698,471	$53,224		$1,499,155	$30,353

Net interest differential — yield on
average daily earning assets		$53,457	3.38%		$51,438	3.71%

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;

INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)

(in thousands of dollars)

Table of Contents	2005			2004
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$70,875	$95	0.13%	$68,593	$83	0.12%

Interest bearing checking accounts	342,438	5,622	1.64	358,945	3,109	0.87

Time deposits:
In denominations under $100,000	228,689	7,236	3.16	216,764	6,129	2.83
In denominations over $100,000	319,697	11,378	3.56	181,904	4,076	2.24

Miscellaneous short—term borrowings	154,949	3,790	2.45	148,562	1,556	1.05

Long—term borrowings and
subordinated debentures	40,891	2,232	5.46	46,384	1,880	4.05

Total interest bearing liabilities	1,157,539	30,353	2.62%	1,021,152	16,833	1.65%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	222,971	0		207,592	0

Other liabilities	10,427	0		8,533	0

Stockholders' equity	108,218	0		95,436	0

Total liabilities and stockholders'
equity	$1,499,155	$30,353		$1,332,713	$16,833

Net interest differential — yield on
average daily earning assets		$51,438	3.71%		$44,638	3.64%

ANALYSIS OF CHANGES IN INTEREST DIFFERENTIALS

(fully taxable equivalent basis)

(in thousands of dollars)

YEAR ENDED DECEMBER 31,

Table of Contents	2006 Over (Under) 2005 (1)			2005 Over (Under) 2004 (1)
	Volume	Rate	Total	Volume	Rate	Total
INTEREST AND LOAN FEE INCOME (2)
Loans:
Taxable	$12,269	$11,260	$23,529	$9,462	$9,691	$19,153
Tax exempt	85	8	93	(230)	84	(146)
Investments:
Available for sale	320	483	803	209	955	1,164

Short—term investments	296	145	441	(47)	121	74

Interest bearing deposits	(27)	51	24	6	69	75

Total interest income	12,943	11,947	24,890	9,400	10,920	20,320

INTEREST EXPENSE
Savings deposits	(4)	52	48	3	9	12
Interest bearing checking accounts	1,188	5,979	7,167	(149)	2,662	2,513

Time deposits:
In denominations under $100,000	1,233	2,318	3,551	350	757	1,107
In denominations over $100,000	4,667	5,337	10,004	4,110	3,192	7,302

Miscellaneous short—term borrowings	(267)	2,071	1,804	70	2,164	2,234

Long—term borrowings and
subordinated debentures	(630)	927	297	(242)	594	352

Total interest expense	6,187	16,684	22,871	4,142	9,378	13,520

INCREASE (DECREASE) IN
INTEREST DIFFERENTIALS	$6,756	$(4,737)	$2,019	$5,258	$1,542	$6,800

(1)

The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2006, 2005 and 2004. The changes in volume represent "changes in volume times the old rate". The changes in rate represent "changes in rate times old volume". The changes in rate/volume were also calculated by "change in rate times change in volume" and allocated consistently based upon the relative absolute values of the changes in volume and changes in rate.

(2)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2006, 2005 and 2004. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.

ANALYSIS OF SECURITIES

(in thousands of dollars)

The amortized cost and the fair value of securities as of December 31, 2006, 2005 and 2004 were as follows:

Table of Contents	2006		2005		2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Treasury securities	$1,002	$965	$1,002	$966	$1,003	$989
U.S. Government agencies	31,249	30,525	31,285	30,484	23,042	22,885
Mortgage—backed securities	213,053	210,000	211,040	206,596	210,997	208,961
State and municipal securities	53,824	54,701	51,801	52,889	51,682	53,747

Total debt securities available for sale	$299,128	$296,191	$295,128	$290,935	$286,724	$286,582

ANALYSIS OF SECURITIES (cont.)

(fully tax equivalent basis)

(in thousands of dollars)

The weighted average yields (1) and maturity distribution (2) for debt securities portfolio at December 31, 2006, were as follows:

Table of Contents		After One	After Five
	Within	Year	Years	Over
	One	Within	Within Ten	Ten
	Year	Five Years	Years	Years

Securities available for sale:

US Treasury securities
Fair value	$0	$965	$0	$0
Yield	0%	3.38%	0%	0%

Government agencies and corporations
Fair value	2,949	27,576	0	0
Yield	3.25%	3.93%	0%	0%

Mortgage—backed securities
Fair value	40	14,432	70,055	125,473
Yield	7.50%	5.02%	4.98%	4.93%

State and municipal securities
Fair value	75	2,143	19,239	33,244
Yield	3.00%	4.07%	4.67%	4.61%

Total debt securities available for sale:
Fair value	$3,064	$45,116	$89,294	$158,717
Yield	3.30%	4.28%	4.92%	4.86%

ANALYSIS OF LOAN PORTFOLIO

Analysis of Loans Outstanding

(in thousands of dollars)

The Company segregates its loan portfolio into four basic segments: commercial (including agricultural loans), real estate mortgages, installment and personal line of credit loans (including credit card loans). The loan portfolio as of December 31, 2006, 2005, 2004, 2003 and 2002 was as follows:

Table of Contents	2006	2005	2004	2003	2002
Commercial loans:
Taxable	$1,081,420	$960,046	$784,591	$667,672	$619,963
Tax exempt	4,991	4,512	6,369	7,785	4,974

Total commercial loans	1,086,411	964,558	790,960	675,457	624,937

Real estate mortgage loans	109,176	74,820	54,361	44,172	47,325

Installment loans	83,934	67,964	53,138	58,722	75,836

Line of credit and credit card loans	74,376	91,426	104,927	92,653	74,719

Subtotal loans	1,353,897	1,198,768	1,003,386	871,004	822,817

Less:Allowance for loan losses	(14,463)	(12,774)	(10,754)	(10,234)	(9,533)
Net deferred loan fees	(60)	(38)	(167)	(122)	(141)

Net loans	$1,339,374	$1,185,956	$992,465	$860,648	$813,143

The real estate mortgage loan portfolio included construction loans totaling $8,636, $7,987, $6,719, $3,932 and $2,540 as of December 31, 2006, 2005, 2004, 2003 and 2002. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.

ANALYSIS OF LOAN PORTFOLIO (cont.)

Analysis of Loans Outstanding (cont.)

(in thousands of dollars)

Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2006.

Table of Contents				Line of
		Real		Credit and
	Commercial	Estate	Installment	Credit Card	Total	Percent

Original maturity of one day	$395,979	$0	$0	$74,376	$470,355	34.74%

Other within one year	131,725	19,520	19,880	0	$171,125	12.64

After one year, within five years	484,303	23,197	57,302	0	$564,802	41.72

Over five years	60,716	66,327	6,752	0	$133,795	9.88

Nonaccrual loans	13,688	132	0	0	$13,820	1.02

Total loans	$1,086,411	$109,176	$83,934	$74,376	$1,353,897	100.0%

At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.

Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2006 amounted to $230,286 and $468,311.

ANALYSIS OF LOAN PORTFOLIO (cont.)

Review of Nonperforming Loans

(in thousands of dollars)

The following is a summary of nonperforming loans as of December 31, 2006, 2005, 2004, 2003 and 2002.

Table of Contents	2006	2005	2004	2003	2002
PART A — PAST DUE ACCRUING LOANS (90 DAYS OR MORE)

Real estate mortgage loans	$0	$89	$117	$160	$0

Commercial and industrial loans	154	0	2,633	2,912	3,245

Loans to individuals for household, family and
other personal expenditures	145	85	28	119	142

Loans to finance agriculture production and
other loans to farmers	0	0	0	0	0

Total past due loans	299	174	2,778	3,191	3,387

PART B — NONACCRUAL LOANS

Real estate mortgage loans	132	132	60	101	106

Commercial and industrial loans	13,688	7,189	7,152	452	4,110

Loans to individuals for household, family and
other personal expenditures	0	0	0	0	0

Loans to finance agriculture production and
other loans to farmers	0	0	0	0	0

Total past due loans	13,820	7,321	7,212	553	4,216

PART C — TROUBLED DEBT RESTRUCTURED LOANS	0	0	0	0	0

Total nonperforming loans	$14,119	$7,495	$9,990	$3,744	$7,603

Nonearning assets of the Company include nonperforming loans (as indicated above), nonaccrual investments, other real estate and repossessions, which amounted to $14,225 at December 31, 2006.

ANALYSIS OF LOAN PORTFOLIO (cont.)

Comments Regarding Nonperforming Assets

PART A - CONSUMER LOANS

Consumer installment loans, except those loans that are secured by real estate, are not placed on nonaccrual status since these loans are charged-off when they have been delinquent from 90 to 180 days, and when the related collateral, if any, is not sufficient to offset the indebtedness. Advances under consumer line of credit programs, are charged-off when collection appears doubtful.

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

As of December 31, 2006, there were $13.8 million of loans on nonaccrual status, some of which were also on impaired status. There were $13.3 million of loans classified as impaired.

PART C - TROUBLED DEBT RESTRUCTURED LOANS

Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

As of December 31, 2006 and 2005, there were no loans renegotiated as troubled debt restructurings.

PART D - OTHER NONPERFORMING ASSETS

Management is of the opinion that there are no significant foreseeable losses relating to nonperforming assets, as defined in the preceding table, or classified loans, except as discussed above in Part B – Nonperforming Loans and Part C – Troubled Debt Restructured Loans.

PART E - LOAN CONCENTRATIONS

There were no loan concentrations within industries not otherwise disclosed, which exceeded ten percent of total loans except commercial real estate. Commercial real estate was $332.9 million at December 31, 2006. Nearly all of the Bank’s commercial, industrial, agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its basic service area.

Basis For Determining Allowance For Loan Losses:

The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following: application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentration, new industry lending activity and general economic conditions. For a more thorough discussion of the allowance for loan losses methodology see the Critical Accounting Policies section of Item 7.

Based upon these policies and objectives, $2.6 million, $2.5 million and $1.2 million were charged to the provision for loan losses and added to the allowance for loan losses in 2006, 2005 and 2004.

The allocation of the allowance for loan losses to the various lending areas is performed by management in relation to perceived exposure to loss in the various loan portfolios. However, the allowance for loan losses is available in its entirety to absorb losses in any particular loan category.

ANALYSIS OF LOAN PORTFOLIO (cont.)

Summary of Loan Loss

(in thousands of dollars)

The following is a summary of the loan loss experience for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.

Table of Contents	2006	2005	2004	2003	2002

Amount of loans outstanding, December 31,	$1,353,837	$1,198,730	$1,003,219	$870,882	$822,676

Average daily loans outstanding during the year
ended December 31,	$1,270,484	$1,088,788	$930,934	$847,555	$770,897

Allowance for loan losses, January 1,	$12,774	$10,754	$10,234	$9,533	$7,946

Loans charged—off
Commercial	905	317	630	1,261	1,268
Real estate	0	8	20	47	0
Installment	145	164	271	353	509
Credit cards and personal credit lines	22	112	73	113	98

Total loans charged—off	1,072	601	994	1,774	1,875

Recoveries of loans previously charged—off
Commercial	53	37	121	21	270
Real estate	0	0	13	0	0
Installment	52	89	129	188	128
Credit cards and personal credit lines	12	15	28	12	8

Total recoveries	117	141	291	221	406

Net loans charged—off	955	460	703	1,553	1,469
Provision for loan loss charged to expense	2,644	2,480	1,223	2,254	3,056

Balance, December 31,	$14,463	$12,774	$10,754	$10,234	$9,533

Ratio of net charge—offs during the period to
average daily loans outstanding
Commercial	0.07%	0.02%	0.05%	0.15%	0.13%
Real estate	0.00	0.00	0.00	0.00	0.00
Installment	0.01	0.01	0.02	0.02	0.05
Credit cards and personal credit lines	0.00	0.01	0.01	0.01	0.01

Total ratio of net charge—offs	0.08%	0.04%	0.08%	0.18%	0.19%

Ratio of allowance for loan losses to
nonperforming assets	101.67%	169.87%	104.76%	236.46%	123.15%

ANALYSIS OF LOAN PORTFOLIO (cont.)

Allocation of Allowance for Loan Losses

(in thousands of dollars)

The following is a summary of the allocation for loan losses as of December 31, 2006, 2005, 2004, 2003 and 2002.

Table of Contents	2006		2005		2004
	Allowance	Loans as	Allowance	Loans as	Allowance	Loans as
	For	Percentage	For	Percentage	For	Percentage
	Loan	of Gross	Loan	of Gross	Loan	of Gross
	Losses	Loans	Losses	Loans	Losses	Loans
Allocated allowance for loan losses
Commercial	$12,185	80.24%	$10,870	80.46%	$8,696	78.84%
Real estate	389	8.07	187	6.24	136	5.40
Installment	690	6.20	509	5.67	398	5.29
Credit cards and personal credit lines	561	5.49	688	7.63	789	10.47

Total allocated allowance for loan losses	13,825	100.00%	12,254	100.00%	10,019	100.00%

Unallocated allowance for loan losses	638		520		735

Total allowance for loan losses	$14,463		$12,774		$10,754

	2003		2002
	Allowance	Loans as	Allowance	Loans as
	For	Percentage	For	Percentage
	Loan	of Gross	Loan	of Gross
	Losses	Loans	Losses	Loans
Allocated allowance for loan losses
Commercial	$8,634	77.56%	$7,824	75.96%
Real estate	110	5.06	123	5.74
Installment	440	6.72	573	9.20
Credit cards and personal credit lines	696	10.66	563	9.10

Total allocated allowance for loan losses	9,880	100.00%	9,083	100.00%

Unallocated allowance for loan losses	354		450

Total allowance for loan losses	$10,234		$9,533

ANALYSIS OF DEPOSITS

(in thousands of dollars)

The average daily deposits for the years ended December 31, 2006, 2005 and 2004, and the average rates paid on those deposits are summarized in the following table:

Table of Contents	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Daily	Rate	Daily	Rate	Daily	Rate
	Balance	Paid	Balance	Paid	Balance	Paid

Demand deposits	$219,997	0.00%	$222,971	0.00%	$207,592	0.00%

Savings and transaction accounts:
Regular savings	67,818	0.21	70,875	0.13	68,593	0.12
Interest bearing checking	405,209	3.16	342,438	1.64	358,945	0.87

Time deposits:
Deposits of $100,000 or more	430,378	4.97	319,697	3.56	181,904	2.24
Other time deposits	264,087	4.08	228,689	3.16	216,764	2.83

Total deposits	$1,387,489	3.25%	$1,184,670	2.05%	$1,033,798	1.30%

As of December 31, 2006, time certificates of deposit will mature as follows:

	$100,000	% of		% of
	or more	Total	Other	Total

Within three months	$206,324	50.12%	$48,807	17.91%

Over three months, within six months	107,812	26.19	59,692	21.90

Over six months, within twelve months	50,451	12.25	77,858	28.57

Over twelve months	47,118	11.44	86,184	31.62

Total time certificates of deposit	$411,705	100.00%	$272,541	100.00%

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

RETURN ON EQUITY AND OTHER RATIOS

The rates of return on average daily assets and stockholders' equity, the dividend payout ratio, and the average daily stockholders' equity to average daily assets for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Percent of net income to:
Average daily total assets	1.10%	1.20%	1.09%

Average daily stockholders' equity	15.35%	16.59%	15.24%

Percentage of dividends declared per
common share to basic earnings per
weighted average number of common
shares outstanding (12,069,300
shares in 2006, 11,927,756 shares in
2005 and 11,735,410 shares in 2004)	24.19%	30.46%	33.87%

Percentage of average daily
stockholders' equity to average
daily total assets	7.18%	7.22%	7.16%

               Cash dividends were declared on April 11, July 11 and October 10, 2006 and January 9, 2007.

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

	2006	2005	2004

Outstanding at year end
Federal funds purchased	$0	$43,000	$20,000
Securities sold under agreements to repurchase	$106,670	$91,071	$88,057
Other short—term borrowings	$80,000	$75,000	$75,000

Approximate average interest rate at year end
Federal funds purchased	0.00%	4.42%	2.47%
Securities sold under agreements to repurchase	3.59%	2.91%	0.62%
Other short—term borrowings	5.36%	4.26%	1.95%

Highest amount outstanding as of any month end
during the year
Federal funds purchased	$53,000	$106,500	$59,000
Securities sold under agreements to repurchase	$106,670	$92,589	$90,007
Other short—term borrowings	$80,000	$89,900	$75,000

Approximate average outstanding during the year
Federal funds purchased	$19,119	$26,364	$17,046
Securities sold under agreements to repurchase	$92,870	$85,666	$84,907
Other short—term borrowings	$31,726	$41,902	$45,423

Approximate average interest rate during the year
Federal funds purchased	5.22%	3.41%	1.55%
Securities sold under agreements to repurchase	3.20%	1.67%	0.64%
Other short—term borrowings	5.13%	3.31%	1.60%

Securities sold under agreement to repurchase include fixed rate, term transactions initiated by the Bank, as well as corporate sweep accounts. Other short-term borrowings consist of Federal Home Loan Bank advances.

ITEM 1a. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors:

Our business is concentrated in and dependent upon the continued growth and welfare of our primary market areas.

We operate primarily in four geographical markets, all of which are located in Northern Indiana and are further described in the “Business” section included under Item 1 of Part I of this Form 10-K. We have developed a particularly strong presence in the South Region, which includes Kosciusko County and portions of contiguous counties, the North Region, which includes portions of Elkhart and St. Joseph County, and the Central Region, which includes portions of Elkhart County and contiguous counties. These regions represent the more mature markets. In addition, we have experienced rapid growth in the East Region, which includes Allen and DeKalb Counties. The Company also operates a loan production office in Indianapolis, which is staffed by a commercial loan officer and was opened in 2006. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

Although we do not have any current plans to do so, we may also acquire banks and related businesses that we believe provide a strategic fit with our business we may also engage in de novo bank formations as we have in the past and intend to do in the Indianapolis market in the future. To the extent that we grow through acquisitions and de novo bank formations, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve similar risks to those commonly associated with branching, but may also involve additional risks, including:

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

Our profitability is significantly driven by the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented at “Quantitative and Qualitative Disclosures About Market Risk” included under Item 7a of Part II of this Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

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

Commercial and industrial and agri-business loans were $1.086 billion, or approximately 80% of our total loan portfolio as of December 31, 2006. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. Whenever possible, we require a personal guarantee on commercial loans. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

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

At December 31, 2006, consumer loans totaled $158.3 million, or 12%, of our total loan and lease portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to one-to four-family residential loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We established our allowance for loan losses in consultation with management and regulatory authorities and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2006, our allowance for loan losses as a percentage of total loans was 1.07% and as a percentage of total non-performing loans was approximately 102%. Although management believes that the allowance for loan losses is adequate to absorb probable incurred losses on any existing loans, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations. Additional information regarding our allowance for loan losses and the methodology we use to determine an appropriate level of reserves is located in the “Management’s Discussion and Analysis” section included under Item 7 of Part II of this Form 10-K.

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

The financial services industry is constantly undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, we cannot provide you with assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

There is a limited trading market for our common shares, and you may not be able to resell your shares at or above the price shareholders paid for them.

Although our common shares are listed for trading on the Global Select Market of the NASDAQ Stock Market, the trading in our common shares has less liquidity than many other companies quoted on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot assure you that volume of trading in our common shares will increase in the future.

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

In addition, the Company owns buildings at 110 South High St., Warsaw, Indiana, and 114-118 East Market St., Warsaw, Indiana, which it uses for various offices, a building at 113 East Market St., Warsaw, Indiana, which it uses for office and computer facilities, and a building at 109 South Buffalo St., Warsaw, Indiana, which it uses for training and development. The Company has purchased property in the West Jefferson Market Square Development in Fort Wayne, Indiana, where it is currently constructing a full-service facility which will open during 2007. The Company also leases from third parties facilities in Warsaw, Indiana, for property management facilities, in Elkhart, Indiana, for computer facilities and office space in Indianapolis, Indiana, for a loan production office.

None of the Company’s assets are the subject of any material encumbrances.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which the Company and the Bank are a party or of which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
2006

Trading prices (per share)* **
Low	$23.47	$21.84	$20.47	$19.90
High	$26.40	$24.97	$24.29	$23.38

Dividends declared (per share)**	$0.125	$0.125	$0.125	$0.000

2005

Trading prices (per share)* **
Low	$19.01	$19.30	$17.50	$18.56
High	$22.60	$21.94	$20.38	$20.69

Dividends declared (per share)**	$0.115	$0.115	$0.115	$0.115

* The trading ranges are the high and low prices as obtained from The Nasdaq Stock Market.

** Share and per share data has been adjusted for a 2-for-1 stock split on April 28, 2006.

The common stock of the Company began being quoted on The Nasdaq Stock Market under the symbol LKFN in August, 1997. On December 31, 2006, the Company had approximately 484 shareholders of record and estimates that it has approximately 2,200 shareholders in total.

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

The following table provides information about purchases by the Company and its affiliates during the quarter ended December 31, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

10/01/06-10/31/06	0	$0.00	0	$0.00
11/01/06-11/30/06	426	25.54	0	0.00
12/01/06-12/31/06	0	0.00	0	0.00

Total	426	$0.00	0	$0.00

The shares purchased during the periods were credited to the deferred share accounts of eight non-employee directors under the Company’s directors’ deferred compensation plan.

STOCK PRICE PERFORMANCE GRAPH

The stock price performance graph below shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent Lakeland Financial specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The graph below compares the cumulative total return of Lakeland Financial, the Nasdaq Market Index and a peer group index.

INDEX	2001	2002	2003	2004	2005	2006
Lakeland Financial Corporation	$100.00	$137.05	$211.95	$243.98	$253.95	$328.05
NASDAQ Market Index	100.00	68.76	103.67	113.16	115.57	127.58
Peer Group Index	100.00	122.82	167.20	202.04	201.35	232.55

* Assumes $100 invested on December 31, 2001 and dividends were reinvested.

The peer group index is comprised of all financial institution holding companies in the United States with total assets between $1.0 billion and $3.0 billion dollars whose equity securities were traded on an exchange or national quotation service.

ITEM 6. SELECTED FINANCIAL DATA

	2006	2005	2004	2003	2002
	(in thousands except share and per share data)
Interest income	$105,551	$80,616	$60,182	$60,517	$64,586

Interest expense	53,224	30,353	16,833	18,137	22,558

Net interest income	52,327	50,263	43,349	42,380	42,028

Provision for loan losses	2,644	2,480	1,223	2,254	3,056

Net interest income after provision
for loan losses	49,683	47,783	42,126	40,126	38,972
Other noninterest income	17,751	15,983	15,394	14,728	12,643
Gain on sale of credit card portfolio	0	863	0	0	0
Net gains on sale of real estate
mortgages held for sale	581	934	987	3,018	1,914
Net securities gains (losses)	(68)	(69)	0	500	55
Noninterest expense	(39,712)	(38,057)	(36,660)	(37,679)	(34,698)

Income before income tax expense	28,235	27,437	21,847	20,693	18,886

Income tax expense	9,514	9,479	7,302	6,828	6,520

Net income	$18,721	$17,958	$14,545	$13,865	$12,366

Basic weighted average common shares
outstanding*	12,069,300	11,927,756	11,735,410	11,639,832	11,627,968

Basic earnings per common share*	$1.55	$1.51	$1.24	$1.19	$1.06

Diluted weighted average common shares
outstanding*	12,375,467	12,289,466	12,128,154	12,002,898	11,916,772

Diluted earnings per common share*	$1.51	$1.46	$1.20	$1.16	$1.04

Cash dividends declared*	$0.38	$0.46	$0.42	$0.38	$0.34

* Share and per share data have been adjusted for a 2-for-1 stock split on April 28, 2006.

ITEM 6. SELECTED FINANCIAL DATA (continued)

	2006	2005	2004	2003	2002
	(in thousands)
Balances at December 31,

Total assets	$1,836,706	$1,634,613	$1,453,122	$1,271,414	$1,249,060

Total loans	$1,353,837	$1,198,730	$1,003,219	$870,882	$822,676

Total deposits	$1,475,765	$1,266,245	$1,115,399	$926,391	$913,325

Total short—term borrowings	$187,484	$211,542	$185,650	$184,761	$184,968

Long—term borrowings	$45	$46	$10,046	$30,047	$31,348

Subordinated debentures	$30,928	$30,928	$30,928	$30,928	$20,619

Total stockholders' equity	$130,187	$113,334	$101,765	$90,022	$83,880

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in twelve counties in northern Indiana. The Company earned $18.7 million for the year 2006 versus $18.0 million for 2005, an increase of 4.3%. The increase was driven primarily by a $2.1 million increase in net interest income and a $553,000 increase in noninterest income. Offsetting these positive impacts was a $1.7 million increase in noninterest expense and a $164,000 increase in the provision for loan losses. The Company earned $18.0 million for the year 2005 versus $14.5 million for 2004, an increase of 23.5%. The increase was driven primarily by a $6.9 million increase in net interest income and a $1.3 million increase in noninterest income, which included the sale of the Company’s retail credit card portfolio in the fourth quarter of 2005. The sale of the portfolio resulted in a pre-tax gain of $863,000, or $513,000 on an after-tax basis. Offsetting these positive impacts was a $1.4 million increase in noninterest expense and a $1.3 million increase in the provision for loan losses. Excluding the impact of the gain on sale of the credit card portfolio, net income for the year 2005 would have been $17.4 million, or diluted net income per share of $1.42, a 20% increase versus $14.5 million in 2004. Management believes that this pro forma disclosure is important for management to assess the 2005 operating performance due to the one-time non-recurring event.

Basic earnings per share for the year 2006 was $1.55 per share versus $1.51 per share for 2005 and $1.24 for 2004. Diluted earnings per share for the year ended 2006 was $1.51 per share versus $1.46 per share for the year ended 2005 and $1.20 for the year ended 2004. Diluted earnings per share reflect the potential dilutive impact of stock options granted under an employee stock option plan.

The Company’s total assets were $1.837 billion as of December 31, 2006 versus $1.635 billion as of December 31, 2005, an increase of $202.1 million or 12.4%. This increase was primarily due to a $121.2 million increase in commercial loans from $964.6 million at December 31, 2005 to $1.086 billion at December 31, 2006.

RESULTS OF OPERATIONS

2006 versus 2005

The Company reported record net income of $18.7 million in 2006, an increase of $763,000, or 4.3%, versus net income of $18.0 million in 2005. Net interest income increased $2.1 million, or 4.1%, to $52.3 million versus $50.3 million in 2005. Net interest income increased due to growth in commercial loans. Interest income increased $24.9 million, or 30.9%, from $80.6 million in 2005 to $105.6 million in 2006. The increase was driven primarily by increases in average earning assets, as well as an 85 basis point increase in the tax equivalent yield on average earning assets over the year. Interest expense increased $22.9 million, or 75.4%, from $30.4 million in 2005 to $53.2 million in 2006. The increase was primarily the result of a 121 basis point increase in the Company’s daily cost of funds over the year. The Company had a net interest margin of 3.38% in 2006 versus 3.71% in 2005. Average earning assets increased by $194.7 million from $1.4 billion in 2005 to $1.6 billion in 2006. The primary driver was a $181.7 million increase in the average daily loan balance. This loan growth was led by significant growth in the Fort Wayne market and with balanced growth in the Bank’s other regions. Deposits increased to fund the loan growth during 2006, driven primarily by increases of $62.8 million in average interest bearing transaction accounts, $38.1 million in average public fund deposits, $33.0 million in average brokered deposit balances and $75.1 million in the average other time deposit account balances. Management believes that the growth in the loan portfolio will likely continue as a result of our strategic focus on commercial lending and in conjunction with the general expansion and penetration of the geographical markets the Company serves, as well as our proposed expansion in the Indianapolis market.

Nonaccrual loans were $13.8 million, or 1.02% of total loans, at year end versus $7.3 million, or 0.61% of total loans, at the end of 2005. There were five relationships totaling $13.3 million classified as impaired as of December 31, 2006 versus five relationships totaling $6.9 million at the end of 2005. The increase in impaired and nonperforming loans resulted from the addition of a single borrowing relationship with aggregate loans totaling $7.6 million. The borrower is engaged in commercial and residential real estate development in northern Indiana. Borrower collateral, including real estate, and personal guarantees of its principals support this credit, although there can be no assurances that full repayment of the loans will result. Net charge-offs were $955,000 in 2006 versus $460,000 in 2005, representing 0.08% and 0.04% of average daily loans in 2006 and 2005. Total nonperforming loans were $14.1 million, or 1.04% of total loans, at year end 2006 versus $7.5 million, or 0.63% of total loans, at the end of 2005. The provision for loan loss expense was $2.6 million in 2006, resulting in an allowance for loan losses at December 31, 2006 of $14.5 million, which represented 1.07% of the loan portfolio, versus a provision for loan loss expense of $2.5 million in 2005 and an allowance for loan losses of $12.8 million at the end of 2005, or 1.07% of the loan portfolio. The higher provision in 2006 versus 2005 was attributable to a number of factors, but was primarily a result of general growth in the loan portfolio as well as higher allocations on specific watch list credits, including the large additional impaired credit relationship mentioned above. The level of loan loss provision is also influenced by other factors related to the growth in the loan portfolio, such as emerging market risk, commercial loan focus and large credit concentration, new industry lending activity, general economic conditions and historical loss percentages. In addition, management gives consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest income was $18.3 million in 2006 versus $17.7 million in 2005, an increase of $553,000, or 3.1%. The 2005 noninterest income included a one-time gain of $863,000 which resulted from the sale of the Company’s retail credit card portfolio. The 2006 increase was driven by a $727,000, or 23.4%, increase in wealth advisory and investment brokerage fees. Additionally, noninterest income increased due to a $518,000, or 7.7%, increase in service charges on deposit accounts due largely to increased overdraft activity resulting in more overdraft charges as well as an increase in the per item fee implemented in 2006. Loan, insurance and service fees increased $308,000, or 15.5%, driven by higher fee income on Visa check cards. Offsetting these increases were decreases of $353,000, or 37.8%, in net gains on sales of real estate mortgages held for sale. As experienced by the industry generally, this decrease was the result of the decreased level of mortgage activity during 2006 resulting from rising mortgage interest rates during the year.

Noninterest expense increased $1.7 million, or 4.4%, from $38.1 million in 2005 to $39.7 million in 2006. Salaries and employee benefits increased by $1.8 million, or 8.9%, driven by higher incentive-based compensation as well as normal salary increases and staff additions. Net occupancy expense decreased from $2.8 million in 2005 to $2.5 million in 2006, primarily as a result of lower maintenance expense. Equipment expense decreased from $1.9 million in 2005 to $1.8 million in 2006, primarily as a result of lower depreciation expense. Depreciation expense was lower as a result of decreased depreciation on equipment leased under operating lease arrangements. Many existing operating leases became fully depreciated and there were few new operating leases during 2006.

As a result of these factors, income before income tax expense increased $798,000, or 2.9%, from $27.4 million in 2005 to $28.2 million in 2006. Income tax expense was $9.5 million in both 2006 and 2005. Income tax as a percentage of income before tax was 33.7% in 2006 versus 34.5% in 2005. An increase in the Company’s income derived from tax-advantaged sources contributed to the lower tax rate in 2006. Net income increased $763,000, or 4.3%, to $18.7 million in 2006 versus $18.0 million in 2005. Basic earnings per share in 2006 was $1.55, an increase of 2.7%, versus $1.51 in 2005. The Company’s net income performance represented a 16.5% return on January 1, 2006, stockholders’ equity versus 17.7% in 2005. The net income performance resulted in a 1.10% return on average daily assets in 2006 versus 1.20% in 2005.

2005 versus 2004

The Company reported net income of $18.0 million in 2005, an increase of $3.4 million, or 23.5%, versus net income of $14.5 million in 2004. Net interest income increased $7.0 million, or 15.9%, to $50.3 million versus $43.3 million in 2004. Net interest income increased due to growth in commercial loans as well as increases in interest rates in 2005 that contributed to an improvement in net interest income. Interest income increased $20.4 million, or 34.0%, from $60.2 million in 2004 to $80.6 million in 2005. The increase was driven primarily by an 88 basis point increase in the tax equivalent yield on average earning assets over the year as well as increases in average earning assets. Interest expense increased $13.5 million, or 80.3%, from $16.8 million in 2004 to $30.4 million in 2005. The increase was primarily the result of a 97 basis point increase in the Company’s daily cost of funds over the year. The Company had a net interest margin of 3.71% in 2005 versus 3.64% in 2004. Average earning assets increased by $160.7 million from $1.2 billion in 2004 to $1.4 billion in 2005. The primary driver was a $157.9 million increase in the average daily loan balance. This loan growth was led by significant growth in the Fort Wayne market and with balanced growth in the Bank’s other regions. Deposits increased to fund the loan growth during 2005, driven primarily by increases of $26.1 million in the average brokered deposit balances, $123.6 million in the average other time deposit account balances and increases of $15.4 million in the average daily demand deposit balances.

Nonaccrual loans were $7.3 million, or 0.61% of total loans, at year end versus $7.2 million, or 0.72% of total loans, at the end of 2004. There were five relationships totaling $6.9 million classified as impaired as of December 31, 2005 versus four relationships totaling $9.3 million at the end of 2004. The decrease in impaired loans was due primarily to the upgrade of a single commercial credit that was classified as impaired because, pursuant to the terms of the loan documentation, it had matured, although the parties were working to have it renewed. The renewal of the loan in question had been complicated as more than one bank was involved which resulted in it being past maturity. The renewal issues were resolved in the third quarter of 2005, the participant bank is no longer involved in the credit and at the conclusion of 2005 and 2006 the loan is current as to principal and interest. Net charge-offs were $460,000 in 2005 versus $703,000 in 2004, representing 0.04% and 0.08% of average daily loans in 2005 and 2004. Total nonperforming loans were $7.5 million, or 0.63% of total loans, at year end 2005 versus $10.0 million, or 1.00% of total loans, at the end of 2004. The provision for loan loss expense was $2.5 million in 2005, resulting in an allowance for loan losses at December 31, 2005 of $12.8 million, which represented 1.07% of the loan portfolio, versus a provision for loan loss expense of $1.2 million in 2004 and an allowance for loan losses of $10.8 million at the end of 2004, or 1.07% of the loan portfolio. The higher provision in 2005 versus 2004 was attributable to a number of factors, but was primarily a result of general growth in the loan portfolio as well as higher allocations on specific watch list credits. The level of loan loss provision was also influenced by other factors related to the growth in the loan portfolio, such as emerging market risk, commercial loan focus and large credit concentration, new industry lending activity, general economic conditions and historical loss percentages. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continued to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest income was $17.7 million in 2005 versus $16.4 million in 2004, an increase of $1.3 million, or 8.1%. The increase primarily resulted from an $863,000 gain on the sale of the Company’s retail credit card portfolio. Management’s decision to sell the portfolio was driven by the desire to provide a more fully featured business and retail credit card program to clients. Additionally, noninterest income increased due to a $216,000, or 9.7%, increase in merchant card fee income driven by higher volume activity in interchange and merchant fees.

Other income increased by $234,000, or 15.9% driven by a $169,000 increase in income earned on bank owned life insurance in 2005 versus 2004 and a $62,000 gain on the sale of other real estate.

Noninterest expense increased $1.4 million, or 3.8%, from $36.7 million in 2004 to $38.1 million in 2005. Salaries and employee benefits increased by $870,000, or 4.4%, driven by higher incentive-based compensation as well as normal salary increases and staff additions. Other expense increased by $433,000, or 5.1%, driven by higher corporate and business development expenses as well as higher professional fees. Net occupancy expense increased from $2.5 million in 2004 to $2.8 million in 2005, primarily as a result of higher property taxes and maintenance expense. Equipment expense decreased from $2.1 million in 2004 to $1.9 million in 2005, primarily as a result of lower depreciation expense. Depreciation expense was lower as a result of technology asset additions related to system upgrades in prior years. Most of these assets had fully depreciated as of December 31, 2005, and still represent stable technology platforms. Data processing fees and supplies decreased from $2.5 million in 2004 to $2.4 million in 2005 primarily due to improved pricing with the Company’s processing agents. Credit card interchange fees increased from $1.4 million in 2004 to $1.5 million in 2005 driven by higher processing costs charged by VISA and increased credit card usage.

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

FINANCIAL CONDITION

As of December 31, 2006, the Company had 43 offices serving twelve counties in northern Indiana and one loan production office in Indianapolis. The Company added no new full-service offices during 2006, but did add the loan production office in 2006. Since 1996, the Company has added seventeen new offices through acquisition and internal growth. The Company will consider future acquisition and expansion opportunities with an emphasis on markets that it believes would be receptive to its business philosophy of local, independent banking. The Company plans to open a new branch facility in Fort Wayne, Indiana during 2007 to house the Company’s Fort Wayne based Wealth Advisory Services and to serve the south western market of Fort Wayne. The new location will be a full-service branch facility.

Total assets of the Company were $1.837 billion as of December 31, 2006, an increase of $202.1 million, or 12.4%, when compared to $1.635 billion as of December 31, 2005.

Total cash and cash equivalents increased by $37.0 million, or 44.8%, to $119.7 million at December 31, 2006 from $82.7 million at December 31, 2005. The increase was primarily attributable to a corresponding increase in the Company’s deposits.

Total securities available for sale increased by $5.3 million, or 1.8%, to $296.2 million at December 31, 2006 from $290.9 million at December 31, 2005. The increase was a result of a number of activities in the securities portfolio. Paydowns from prepayments of $43.9 million were received, and the amortization of premiums, net of the accretion of discounts, was $1.8 million. Maturities, calls and sales of securities totaled $24.5 million. These portfolio decreases were offset by securities purchases totaling $74.2 million. The fair value of the securities increased $1.3 million as a result of the inverted yield curve environment during 2006. The investment portfolio is managed to limit the Company’s exposure to risk and contains mostly collateralized mortgage obligations and other securities which are either directly or indirectly backed by the federal government or a local municipal government. The investment portfolio did not contain any corporate debt instruments or trust preferred instruments as of December 31, 2006.

Real estate mortgages held for sale increased by $1.2 million, or 126.6%, to $2.2 million at December 31, 2006 from $960,000 at December 31, 2005. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During 2006, $38.6 million in real estate mortgages were originated for sale and $37.1 million in mortgages were sold, compared to $43.9 million and $45.5 million in 2005. This lower volume of real estate mortgages originated was caused primarily by the increase in mortgage interest rates from historically low levels.

Total loans, excluding real estate mortgages held for sale, increased by $155.1 million, or 12.9%, to $1.354 billion at December 31, 2006 from $1.199 billion at December 31, 2005. The mix of loan types within the Company’s portfolio continued a trend toward a higher percentage of the total loan portfolio being in commercial loans. The portfolio breakdown at year end 2006 reflected 80% commercial and industrial and agri-business, 8% real estate and 12% consumer loans compared to 81% commercial and industrial and agri-business, 6% real estate and 13% consumer loans at December 31, 2005.

At December 31, 2006, the allowance for loan losses was $14.5 million, or 1.07% of total loans outstanding, versus $12.8 million, or 1.07%, of total loans outstanding at December 31, 2005. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the following considerations.

The Company has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Commercial loans represent higher dollar loans to fewer customers and therefore higher credit risk than other types of loans. Pricing is adjusted to manage the higher credit risk associated with these types of loans. The majority of fixed rate mortgage loans, which represent increased interest rate risk, are sold in the secondary market, as well as some variable rate mortgage loans. The remainder of the variable rate mortgage loans and a small number of fixed rate mortgage loans are retained. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions would become unfavorable certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Loans are charged against the allowance for loan losses when management believes that the uncollectability of the principal is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors: application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish specific allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At December 31, 2006, on the basis of management’s review of the loan portfolio, the Company had loans totaling $69.7 million on the classified loan list versus $49.6 million on December 31, 2005. As of December 31, 2006, the Company had $26.9 million of assets classified special mention, $42.6 million classified as substandard, $100,000 classified as doubtful and $0 classified as loss as compared to $24.6 million, $24.7 million, $333,000 and $0 at December 31, 2005.

Allowance estimates are developed by management taking into account actual loss experience, adjusted for current economic conditions. The Company discusses this methodology with regulatory authorities to ensure compliance. Allowance estimates are considered a prudent measurement of the risk in the Company’s loan portfolio and are applied to individual loans based on loan type. In accordance with FASB Statements 5 and 114, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. For a more thorough discussion of the allowance for loan losses methodology see the Critical Accounting Policies section of this Item.

The allowance for loan losses increased $1.7 million from $12.8 million December 31, 2005 to $14.5 million at December 31, 2006. Pooled loan allocations increased $421,000 from $3.7 million at December 31, 2005 to $4.2 million at December 31, 2006, which was primarily a result of an increase in pooled loan balances of $156.2 million year over year. Specific loan allocations increased $1.2 million from $8.5 million at December 31, 2005 to

$9.7 million at December 31, 2006. This increase was primarily from the addition of one credit with an allocation of $1.2 million. The borrower is engaged in commercial and residential real estate development in northern Indiana. Borrower collateral, including real estate, and personal guarantees of its principals support this credit, although there can be no assurances that full repayment of the loans will result. The unallocated component of the allowance for loan losses increased $118,000 from $520,000 at December 31, 2005 to $638,000 at December 31, 2006.

The Company has experienced growth in total loans over the last three years of $483.0 million, or 55.5%. The concentration of this loan growth was in the commercial loan portfolio. Commercial loans comprised 80%, 81% and 79% of the total loan portfolio at December 31, 2006, 2005 and 2004. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and geography. Management has historically considered growth and portfolio composition when determining loan loss allocations. Management believes that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.

As a result of the methodology in determining the adequacy of the allowance for loan losses, the provision for loan losses was $2.6 million in 2006 versus $2.5 million in 2005. At December 31, 2006, total nonperforming loans increased by $6.6 million to $14.1 million from $7.5 million at December 31, 2005. Loans delinquent 90 days or more that were included in the accompanying financial statements as accruing totaled $299,000 versus $174,000 at December 31, 2005. Total impaired loans increased by $6.4 million to $13.3 million at December 31, 2006 from $6.9 million at December 31, 2005. The increase in impaired and nonperforming loans resulted from the addition of the single borrowing relationship in northern Indiana discussed above. The $13.3 million in impaired loans are all in nonaccrual status. The Company allocated $3.4 million and $2.9 million of the allowance for loan losses to the impaired loans in 2006 and 2005. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Management has observed a regional softening in economic conditions in the Company’s markets, as well as slow downs in certain industries, including residential and commercial real estate development, recreational vehicle and mobile home manufacturing and other regional industries. The Company believes that the impact of these industry-specific issues will be mitigated by its overall expansion strategy, which promotes diversification among industries as well as a continued focus on enforcement of a strong credit environment and an aggressive position on loan work-out situations. The allowance for loan loss to total loans percentage was 1.07% in both 2005 and 2006. The Company does not believe that it has experienced any meaningful change in overall asset quality, and its total nonperforming loans were 1.04% of total loans at year end 2006 versus 0.63% of total loans at the end of 2005. However, the Company’s overall asset quality position can be influenced by a small number of credits due to the focus on commercial lending activity.

Total deposits increased by $209.5 million, or 16.6%, to $1.476 billion at December 31, 2006 from $1.266 billion at December 31, 2005. The increase resulted from increases of $93.8 million in other certificates of deposit, $54.1 million in money market and golden plus transaction accounts, $30.4 million in brokered deposits, $21.2 million in Investors’ Money Market Accounts, $10.9 million in demand deposit accounts and $851,000 in money market accounts. These increases were offset by a decrease of $1.7 million in savings accounts.

Total short-term borrowings decreased by $24.1 million, or 11.4%, to $187.5 million at December 31, 2006 from $211.5 million at December 31, 2005. The decrease resulted from decreases of $43.0 million in federal funds purchased and $1.7 million in U.S. Treasury demand notes offset by increases of $15.6 million in securities sold under agreements to repurchase and $5.0 million in other short-term borrowings, primarily short-term advances from the Federal Home Loan Bank of Indianapolis.

The Company believes that a strong, appropriately managed capital position is critical to long-term earnings and expansion. Bank regulatory agencies exclude the market value adjustment created by SFAS No. 115 (AFS adjustment) from capital adequacy calculations. Excluding this adjustment from the calculation, the Company had a total risk-based capital ratio of 11.8% and a Tier I risk-based capital ratio of 10.8% as of December 31, 2006. These ratios met or exceeded the Federal Reserve’s “well-capitalized” minimums of 10.0% and 6.0%, respectively.

The ability to maintain and grow these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders’ equity increased by 14.9% to $130.2 million as of December 31, 2006 from $113.3 million as of December 31, 2005. The increase in 2006 resulted from net income of $18.7 million, as well as the following factors:

•	cash dividends of $4.5 million,
•	a favorable change in the AFS adjustment for the market valuation on securities held for sale of $989,000, net of tax,
•	positive minimum pension liability adjustment of $95,000, net of tax,
•	an adjustment to initially apply SFAS NO. 158 of $448,000, net of tax,
•	$210,000 for the acquisition of treasury stock and
•	$2.0 million related to stock option exercises.

Total stockholders’ equity increased by 11.6% to $113.3 million as of December 31, 2005 from $101.8 million as of December 31, 2004. The increase in 2005 resulted from net income of $18.0 million, as well as the following factors:

•	cash dividends of $5.5 million,
•	an unfavorable change in the AFS adjustment for the market valuation on securities held for sale of $2.6 million, net of tax,
•	a positive minimum pension liability adjustment of $18,000, net of tax,
•	$171,000 for the acquisition of treasury stock and
•	$1.7 million related to stock option exercises.

The 2006 AFS adjustment was primarily related to an 88 basis point increase in the two to five year U.S. Treasury rates during 2006. Management has factored this into the determination of the size of the AFS portfolio to assure that stockholders’ equity is adequate under various scenarios.

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

Commercial loans are subject to a dual standardized grading process administered by the credit administration and internal loan review functions. A credit grade is assigned to each commercial loan by both the commercial loan officer and the loan review department. These grade assignments are performed independent of each other and may or may not be the same grade. The loan review grade is the grade assigned in the Company’s loan system for individual credits. The need for specific allocation of the loan loss reserve is considered for individual credits when graded special mention, substandard, doubtful or loss. Other considerations with respect to specific allocations for individual credits include, but are not limited to, the following: (a) does the customer’s cash flow or net worth appear insufficient to repay the loan; (b) is there adequate collateral to repay the loan; (c) has the loan been criticized in a regulatory examination; (d) is the loan on non-accrual; (e) are there other reasons where the ultimate collectibility of the loan is in question; or (f) are there unique loan characteristics require special monitoring. Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individual credit that we believe indicates the loan is impaired.

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

Due to the imprecise nature of estimating the allowance for loan losses, the Company’s allowance for loan losses includes an unallocated component. The unallocated component of the allowance for loan losses incorporates the Company’s judgmental determination of inherent losses that may not be fully reflected in other allocations, including factors such as the level of classified credits, economic uncertainties, industry trends impacting specific portfolio segments, broad portfolio quality trends and trends in the composition of the Company’s large commercial loan portfolio and related large dollar exposures to individual borrowers.

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

Newly Issued But Not Yet Effective Accounting Standards:

FASB Statement of Financial Accounting Standards No.155 (SFAS No. 155), Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 is effective for fiscal years beginning after September 15, 2006. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free-standing derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement No. 140 to eliminate the prohibition on a qualifying SPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

FASB Statement of Financial Accounting Standards No. 156 (SFAS No. 156), Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 requires the recognition of a servicing asset or servicing liability when entering into a servicing contract to service a financial asset and requires all separately recognized servicing assets and liabilities to be initially measured at fair value. Further SFAS No. 156 permits a choice of subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities between the current amortization method and the fair value measurement method. At initial adoption, SFAS No. 156 permits a one time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided the securities are identified in some manner as offsetting the exposure to changes in fair value of servicing assets or servicing liabilities that are subsequently measured at fair value. Finally, SFAS No. 156 requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company plans to adopt this standard as of January 1, 2007 and plans to elect the amortization method for subsequent measurement of its servicing assets. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

FASB Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This

Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 is effective for fiscal years beginning after December 15, 2006. FIN 48 requires that realization of an uncertain income tax position be “more likely than not” before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the largest amount more likely than not to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

Emerging Issues Task Force (EITF) Issue 06-05, Accounting for Purchase of Life Insurance – Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4 is effective for fiscal years beginning after December 15, 2006. EITF Issue No. 06-05 requires a policyholder to consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract; to determine the amount that could be realized under the insurance contract assuming the surrender of an individual-life policy (or certificate by certificate in a group policy); not to discount the cash surrender value component of the amount that could be realized under the insurance contract when contractual restrictions on the ability to surrender a policy exist, as long as the holder of the policy continues to participate in the changes in the cash surrender value as it had done prior to the surrender request; and if a group of individual-life policies or a group policy only allows for the surrender of all of the individual-life policies or certificates as a group, then the policyholder should determine the amount that could be realized under the insurance contract on a group basis. The Company plans to adopt this EITF beginning January 1, 2007. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

Emerging Issues Task Force (EITF) Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements is effective for fiscal years beginning after December 15, 2007, with earlier adoption permitted. EITF Issue 06-04 requires that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee and all available evidence should be considered in determining the substance of the arrangement, such as the explicit written terms of the arrangement, communications made by the employer to the employee, and the determination of whether the employer or the insurer is the primary obligor for the postretirement benefit. The Company does not have any postretirement benefit on endorsement split-dollar life insurance and therefore does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

No other new accounting standards have been issued that are not yet effective that are expected to have a significant impact on the Company’s financial condition or results of operations.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. Given current prepayment assumptions, the cash flow from the securities portfolio is expected to provide approximately $39.1 million of funding in 2007.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2006, the Company had $210.0 million in Federal Funds lines with correspondent banks and may borrow up to $100.0 million at the Federal Home Loan Bank of Indianapolis. The Company had all of its securities in the available for sale (AFS) portfolio at December 31, 2006. Therefore, the Company may sell securities to meet funding demands. Management believes that the securities in the AFS portfolio are of high quality and would therefore be marketable. Approximately 82% of this portfolio is comprised of Federal agency securities or mortgage-backed securities directly or indirectly backed by the Federal government. In addition, the Company has historically sold the majority of its originated mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.

During 2006, cash and cash equivalents increased $37.0 million from $82.7 million as of December 31, 2005 to $119.7 million as of December 31, 2006. The primary driver of this increase was an increase in deposit balances of $209.5 million. Other sources of funds were proceeds from maturities, calls and principal paydowns of securities of $46.8 million and proceeds from loan sales of $37.7 million. The primary use of funds was a $156.1 million increase in net loans, which is net of approximately $38.6 million in loans originated and sold during 2006. Other uses of funds were purchases of securities of $74.2 million and payments on short-term borrowings of $24.1 million.

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

	Payments Due by Period
		One year			After5
	Total	or less	1-3years	4-5years	years
	(in thousands)
Certificates of deposit	$239,596	$167,803	$67,949	$3,734	$110
Long—term debt	45	0	0	0	45
Operating leases	187	119	59	9	0
Subordinated debentures	30,928	0	0	0	30,928
Total contractual long—term cash
obligations	$270,756	$167,922	$68,008	$3,743	$31,083

	Amount of Commitment Expiration Per Period
	Total
	Amount	One year	Over one
	Committed	or less	year
	(in thousands)
Unused loan commitments	$538,471	$366,287	$172,184
Commercial letters of credit	11,514	9,311	2,203
Standby letters of credit	1,337	1,337	0
Total commitments and letters of credit	$551,322	$376,935	$174,387

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management (ALCO) and Securities

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk, does not own any significant derivative financial instruments and does not maintain a trading portfolio. The Board of Directors annually reviews and approves the ALCO policy used to manage interest rate risk. This policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. Given the Company’s mix of interest bearing liabilities and interest bearing assets on December 31, 2006, the net interest margin could be expected to decline in a falling interest rate environment and conversely, to increase in a rising rate environment. During 2006, the Federal Open Market Committee (FOMC) continued to increase the target fed funds rate raising the rate from 4.25% on December 13, 2005 to 5.25% on June 29, 2006. These actions resulted in an increase in the yield on earning assets from 5.90% for 2005 to 6.75% for 2006. The majority of the increase in the earning assets yield was in the loan portfolio which increased its yield for 2006 by .96% over the yield for 2005. The increase in the yield on earning assets was offset by an increase in the rates paid on deposit accounts. The rate paid on deposit accounts and purchased funds increased from 2.62% for 2005 to 3.96% for 2006. The combined result of the increase in the yield on earning assets and the increase in the rates paid on deposits and purchased funds was a decrease in the net margin from 3.71% for 2005 to 3.38% for 2006. Future changes in the net interest margin will be dependent upon multiple factors including further actions by the FOMC during 2007, competitive pressures in the various markets served, and changes in the structure of the balance sheet in response to customer demands for products and services.

The Company utilizes a computer program to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves, as well as other factors. The ALCO committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. Although management does not consider GAP ratios in this planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company’s cumulative repricing GAP ratio as of December 31, 2006 for the next 12 months using a rates unchanged scenario was a negative 17.34% of earning assets.

The Company’s investment portfolio consists of U.S. Treasury securities, agencies, mortgage-backed securities and municipal bonds. During 2006, purchases in the securities portfolio consisted primarily of agency securities and municipal bonds. As of December 31, 2006, the Company’s investment in mortgage-backed securities represented approximately 71% of total securities and consisted primarily of CMOs and mortgage pools issued by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae, Fannie Mae and Freddie Mac securities are each guaranteed by their respective agencies as to principal and interest. All mortgage securities purchased by the Company are within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company’s investment policy. The Company uses Bloomberg analytics to evaluate and monitor all purchases. As of December 31, 2006, the securities in the AFS portfolio had approximately a two and three-quarter year average life with approximately 10% price depreciation in the event of a 300 basis points upward movement. The portfolio had approximately 5% price appreciation in the event of a 300 basis point downward movement in rates. As of December 31, 2006, all mortgage securities were performing in a manner consistent with management’s original expectations.

The following table provides information regarding the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the tables present principal cash flows and related weighted-average interest rates by contractual maturities, as well as the Company’s historical experience of the impact of interest-rate fluctuations on the prepayment of residential and home equity loans and mortgage-backed securities. Core deposits such as deposits, interest-bearing checking, savings and money market deposits that have no contractual maturity, are shown under Year 1, however historical experience indicates that some portion of the balances are retained over time. Weighted-average variable rates are based upon rates existing at the reporting date.

Table of Contents	2006
	Principal/Notional Amount Maturing in:
	(in thousands)
								Fair
								Value
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	12/31/2006
Rate sensitive assets:
Fixed interest rate loans	$167,316	$130,942	$114,955	$86,122	$102,042	$34,151	$635,528	$633,222
Average interest rate	6.88%	6.63%	6.56%	6.81%	7.17%	6.64%	6.79%
Variable interest rate loans	$488,132	$62,091	$37,587	$18,990	$11,973	$99,536	$718,309	$716,451
Average interest rate	8.10%	8.55%	8.23%	8.21%	8.18%	7.90%	8.11%
Fixed interest rate securities	$46,266	$56,536	$62,931	$43,161	$14,982	$74,997	$298,873	$295,938
Average interest rate	4.06%	3.82%	4.28%	2.68%	1.11%	4.68%	3.86%
Variable interest rate securities	$254	$0	$0	$0	$0	$0	$254	$253
Average interest rate	8.44%	0.00%	0.00%	0.00%	0.00%	0.00%	8.44%
Other interest—bearing assets	$54,447	$0	$0	$0	$0	$0	$54,447	$54,447
Average interest rate	4.41%	0.00%	0.00%	0.00%	0.00%	0.00%	4.41%
Rate sensitive liabilities:
Non—interest bearing checking	$258,472	$0	$0	$0	$0	$0	$258,472	$258,472
Average interest rate
Savings & interest bearing checking	$533,047	$0	$0	$0	$0	$0	$533,047	$533,047
Average interest rate	3.06%	0.00%	0.00%	0.00%	0.00%	0.00%	3.06%
Time deposits	$550,190	$107,530	$15,908	$6,534	$2,926	$1,158	$684,246	$683,375
Average interest rate	5.01%	4.97%	4.14%	4.43%	4.80%	4.46%	4.98%
Fixed interest rate borrowings	$22,474	$21,253	$21,253	$21,252	$21,252	$45	$107,529	$107,528
Average interest rate	3.33%	3.20%	3.20%	3.20%	3.20%	6.15%	3.23%
Variable interest rate borrowings	$80,000	$0	$0	$0	$0	$30,928	$110,928	$112,197
Average interest rate	5.36%	0.00%	0.00%	0.00%	0.00%	8.26%	6.17%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
December 31	2006	2005
ASSETS
Cash and due from banks	$65,252	$77,387
Short—term investments	54,447	5,292
Total cash and cash equivalents	119,699	82,679

Securities available for sale (carried at fair value)	296,191	290,935
Real estate mortgage loans held for sale	2,175	960

Loans, net of allowance for loan losses of $14,463 and $12,774	1,339,374	1,185,956

Land, premises and equipment, net	25,177	24,563
Bank owned life insurance	20,570	19,654
Accrued income receivable	8,720	7,416
Goodwill	4,970	4,970
Other intangible assets	825	1,034
Other assets	19,005	16,446
Total assets	$1,836,706	$1,634,613

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$258,472	$247,605
Interest bearing deposits	1,217,293	1,018,640
Total deposits.	1,475,765	1,266,245

Short—term borrowings
Federal funds purchased	0	43,000
Securities sold under agreements to repurchase	106,670	91,071
U.S. Treasury demand notes	814	2,471
Other short—term borrowings	80,000	75,000
Total short—term borrowings	187,484	211,542

Accrued expenses payable	11,959	10,423
Other liabilities	338	2,095
Long—term borrowings	45	46
Subordinated debentures	30,928	30,928
Total liabilities	1,706,519	1,521,279

Commitments, off—balance sheet risks and contingencies (Notes 1 and 19)

STOCKHOLDERS' EQUITY
Common stock: 180,000,000 shares authorized, no par value
12,117,808 shares issued and 12,031,023 outstanding as of December 31, 2006
11,972,108 shares issued and 11,894,684 outstanding as of December 31, 2005	1,453	1,453
Additional paid—in capital	16,525	14,287
Retained earnings	116,516	102,327
Accumulated other comprehensive loss	(3,178)	(3,814)
Treasury stock, at cost (2006 — 86,785 shares, 2005 — 77,424 shares)	(1,129)	(919)
Total stockholders' equity	130,187	113,334
Total liabilities and stockholders' equity	$1,836,706	$1,634,613

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents CONSOLIDATED STATEMENTS OF INCOME (in thousands except share and per share data)
Years Ended December 31	2006	2005	2004
NET INTEREST INCOME
Interest and fees on loans
Taxable	$91,946	$68,417	$49,264
Tax exempt	279	182	287
Interest and dividends on securities
Taxable	10,123	9,343	8,103
Tax exempt	2,405	2,341	2,344
Interest on short—term investments	798	333	184
Total interest income	105,551	80,616	60,182

Interest on deposits	45,101	24,331	13,397
Interest on borrowings
Short—term	5,594	3,790	1,556
Long—term	2,529	2,232	1,880
Total interest expense	53,224	30,353	16,833

NET INTEREST INCOME	52,327	50,263	43,349

Provision for loan losses	2,644	2,480	1,223

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	49,683	47,783	42,126

NONINTEREST INCOME
Wealth advisory and investment brokerage income	3,840	3,113	3,015
Service charges on deposit accounts	7,260	6,742	6,740
Loan, insurance and service fees	2,292	1,984	1,945
Merchant card fee income	2,413	2,435	2,219
Other income	1,946	1,709	1,475
Gain on sale of credit card portfolio	0	863	0
Net gains on sales of real estate mortgage loans held for sale	581	934	987
Net securities losses	(68)	(69)	0
Total noninterest income	18,264	17,711	16,381

NONINTEREST EXPENSE
Salaries and employee benefits	22,378	20,543	19,673
Net occupancy expense	2,510	2,774	2,496
Equipment costs	1,799	1,942	2,106
Data processing fees and supplies	2,457	2,396	2,546
Credit card interchange	1,627	1,527	1,397
Other expense	8,941	8,875	8,442
Total noninterest expense	39,712	38,057	36,660

INCOME BEFORE INCOME TAX EXPENSE	28,235	27,437	21,847

Income tax expense	9,514	9,479	7,302

NET INCOME	$18,721	$17,958	$14,545

BASIC WEIGHTED AVERAGE COMMON SHARES	12,069,300	11,927,756	11,735,410

BASIC EARNINGS PER COMMON SHARE	$1.55	$1.51	$1.24

DILUTED WEIGHTED AVERAGE COMMON SHARES	12,375,467	12,289,466	12,128,154

DILUTED EARNINGS PER COMMON SHARE	$1.51	$1.46	$1.20

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands except share and per share data)
				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2004	$1,453	$10,509	$80,260	$(1,282)	$(918)	$90,022

Comprehensive income:
Net income			14,545			14,545
Other comprehensive income, net of tax				15		15
Comprehensive income						14,560
Cash dividends declared, $.42 per share			(4,941)			(4,941)
Treasury shares purchased under deferred directors' plan
(9,572 shares)		165			(165)	0
Treasury stock sold and distributed under deferred directors'
plan (33,392 shares)		(335)			335	0
Stock issued for stock option exercises (162,220 shares)		1,711				1,711
Tax benefit of stock option exercises		359				359
Stock compensation expense		54				54
Balance at December 31, 2004	1,453	12,463	89,864	(1,267)	(748)	101,765

Comprehensive income:
Net income			17,958			17,958
Other comprehensive income, net of tax				(2,547)		(2,547)
Comprehensive income						15,411
Cash dividends declared, $.46 per share			(5,495)			(5,495)
Treasury shares purchased under deferred directors' plan
(8,282 shares)		171			(171)	0
Stock issued for stock option exercises (140,400 shares)		1,168				1,168
Tax benefit of stock option exercises		485				485
Balance at December 31, 2005	1,453	14,287	102,327	(3,814)	(919)	113,334

Comprehensive income:
Net income			18,721			18,721
Other comprehensive income, net of tax				1,084		1,084
Comprehensive income						19,805
Adjustment to initially apply SFAS NO. 158, net of tax of $305				(448)		(448)
Cash dividends declared, $.375 per share			(4,532)			(4,532)
Treasury shares purchased under deferred directors' plan
(9,361 shares)		210			(210)	0
Stock issued for stock option exercises (145,700 shares)		1,148				1,148
Tax benefit of stock option exercises		692				692
Stock option expense		188				188
Balance at December 31, 2006	$1,453	$16,525	$116,516	$(3,178)	$(1,129)	$130,187

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Years Ended December 31	2006	2005	2004
Cash flows from operating activities:
Net income	$18,721	$17,958	$14,545
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,650	1,829	2,091
Provision for loan losses	2,644	2,480	1,223
Write down of other real estate owned	0	0	15
Amortization of intangible assets	209	211	215
Amortization of loan servicing rights	454	572	573
Net change in loan servicing rights valuation allowance	(67)	(159)	(154)
Loans originated for sale	(38,614)	(43,909)	(59,341)
Net gain on sales of loans	(581)	(934)	(987)
Proceeds from sale of loans	37,683	46,431	60,243
Net gain on sale of credit card portfolio	0	(863)	0
Net (gain) loss on sale of premises and equipment	(14)	(79)	106
Net loss on sales of securities available for sale	68	69	0
Net securities amortization	1,743	2,612	3,566
Stock compensation expense	188	0	54
Earnings on life insurance	(755)	(656)	(632)
Net change:
Accrued income receivable	(1,304)	(1,651)	(755)
Accrued expenses payable	1,183	2,995	(327)
Other assets	(2,844)	(1,152)	2,690
Other liabilities	(171)	244	458
Total adjustments	1,472	8,040	9,038
Net cash from operating activites	20,193	25,998	23,583

Cash flows from investing activites:
Proceeds from sale of securities available for sale	21,634	6,259	0
Proceeds from maturities, calls and principal paydowns of
securities available for sale	46,794	51,047	63,185
Purchases of securities available for sale	(74,240)	(68,391)	(72,032)
Purchase of life insurance	(161)	(2,102)	(811)
Proceeds from credit card sale	0	4,008	0
Net increase in total loans	(156,133)	(199,116)	(133,047)
Proceeds from sales of land, premises and equipment	210	459	144
Purchases of land, premises and equipment	(2,460)	(1,715)	(1,241)
Net cash from investing activities	(164,356)	(209,551)	(143,802)

Cash flows from financing activities:
Net increase in total deposits	209,520	150,846	189,008
Net increase (decrease) in short—term borrowings	(24,058)	25,892	889
Payments on long—term borrowings	(1)	(10,000)	(20,001)
Dividends paid	(5,908)	(5,361)	(4,806)
Proceeds from stock option exercise	1,840	1,168	1,711
Purchase of treasury stock	(210)	(171)	(165)
Net cash from financing activites	181,183	162,374	166,636
Net change in cash and cash equivalents	37,020	(21,179)	46,417
Cash and cash equivalents at beginning of the year	82,679	103,858	57,441
Cash and cash equivalents at end of the year	$119,699	$82,679	$103,858
Cash paid during the year for:
Interest	$51,937	$27,682	$15,663
Income taxes	11,205	9,420	5,587
Supplemental non—cash disclosures:
Loans transferred to other real estate	71	0	7

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:

The consolidated financial statements include Lakeland Financial Corporation and its wholly-owned subsidiary, Lake City Bank (the “Bank”), together referred to as (the “Company”). Also included in the consolidated financial statements prior to December 27, 2006 is LCB Investments, Limited, a wholly-owned subsidiary of Lake City Bank, which is a Bermuda corporation that managed a portion of the Bank’s investment portfolio. On December 27, 2006, all securities were transferred to Lake City Bank from LCB Investments, Limited. On December 18, 2006, LCB Investments II, Inc. was formed as a wholly owned subsidiary of Lake City Bank incorporated in Nevada and will manage a portion of the Bank’s investment portfolio beginning in 2007. All intercompany transactions and balances are eliminated in consolidation.

The Company provides financial services through its subsidiary, Lake City Bank, a full-service commercial bank with 43 branch offices in twelve counties in northern Indiana. The Company also operates a loan production office in Indianapolis, which is staffed by a commercial loan officer and was opened in 2006. The Company provides commercial, retail, trust and investment services to its customers. Commercial products include commercial loans and technology-driven solutions to meet commercial customers’ cash management needs such as internet business banking and on-line cash management services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans. The Company provides credit card services to retail and commercial customers through its retail card program and merchant processing activity. The Company also has an Honors Private Banking program that is positioned to serve the more financially sophisticated customer with a menu including brokerage and trust services, executive mortgage programs and access to financial planning seminars and programs. The Company’s Prospero Program is dedicated to serving the expanding financial needs of the Latino community. The Company provides trust clients with traditional personal and corporate trust services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance. Other financial instruments, which represent potential concentrations of credit risk, include deposit accounts in other financial institutions.

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

Real Estate Mortgage Loans Held for Sale:

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

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. All mortgage and commercial loans for which collateral is insufficient to cover all principal and accrued interest are reclassified as nonaccrual loans, on or before the date when the loan becomes 90 days delinquent. When a loan is classified as a nonaccrual loan, interest on the loan is no longer accrued, all unpaid accrued interest is reversed and interest income is subsequently recorded only to the extent cash payments are received. Accrual status is resumed when all contractually due payments are brought current and future payments are reasonably assured. Consumer installment loans, except those loans that are secured by real estate, are not placed on a nonaccrual status since these loans are charged-off when they have been delinquent from 90 to 180 days, and when the related collateral, if any, is not sufficient to offset the indebtedness. Advances under consumer line of credit programs, are charged-off when collection appears doubtful.

Allowance for Loan Losses:

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, internal loan grade classifications, economic conditions and other factors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as special mention, substandard doubtful or loss on the Company’s watch list. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Mortgage and commercial loans, when they have been delinquent from 90 to 180 days, are reviewed to determine if a charge-off is necessary, if the related collateral, if any, is not sufficient to offset the indebtedness.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments in Limited Partnerships:

Investments in limited partnerships represent the Company’s investments in affordable housing projects for the primary purpose of available tax benefits. The Company is a limited partner in these investments and as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the balance sheet. These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable. The investment recorded at December 31, 2006 and 2005 was $373,000 and $406,000 and is included with other assets in the balance sheet.

Foreclosed Assets:

Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. At December 31, 2006 and 2005, the balance of repossessed assets and real estate owned was $106,000 and $25,000 and are included with other assets on the balance sheet.

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

Bank Owned Life Insurance:

At December 31, 2006 and 2005, the Company owned $20.1 million and $19.3 million of life insurance policies on certain officers to replace group term life insurance for these individuals. At December 31, 2006 and 2005 the Company also owned $500,000 and $308,000 of variable life insurance on certain officers to fund a deferred compensation plan. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Goodwill and Other Intangible Assets:

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

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

Federal Home Loan Bank and Federal Reserve Bank Stock:

Federal Home Loan Bank and Federal Reserve Bank stock is carried at cost in other assets.

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

Benefit Plans:

The Company maintains a 401(k) profit sharing plan for all employees meeting age and service requirements. The Company contributions are based upon the percentage of budgeted net income earned during the year. The Company has a noncontributory defined benefit pension plan which covered substantially all employees until the plan was frozen effective April 1, 2000. Funding of the plan equals or exceeds the minimum funding requirement determined by the actuary. Pension expense is the net of interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Benefits are based on years of service and compensation levels. An employee deferred compensation plan is available to certain employees with returns based on investments in mutual funds. The Company maintains a directors’ deferred compensation plan. Effective January 1, 2003, the directors’ deferred compensation plan was amended to restrict the deferral to be in stock only and deferred directors’ fees are included in equity. Prior to amending the plan, deferred directors’ fees were included in other liabilities. The Company acquires shares on the open market and records such shares as treasury stock.

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

	2006	2005	2004
Net income (in thousands) as reported	$18,721	$17,958	$14,545
Deduct: stock—based compensation expense determined
under fair value based method (in thousands)	n/a	311	487
Pro forma net income (in thousands)	$18,721	$17,647	$14,058

Basic earnings per common share as reported	$1.55	$1.51	$1.24
Pro forma basic earnings per common share	n/a	$1.48	$1.20
Diluted earnings per common share as reported	$1.51	$1.46	$1.20
Pro forma diluted earnings per common share	n/a	$1.44	$1.16

There is no pro forma effect for the year ended December 31, 2006 since stock based compensation was recorded under Statement 123(R) in 2006. Included in net income for the year ended December 31, 2006 was employee compensation expense of $188,000, and a related tax benefit of $76,000.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings Per Common Share:

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in Treasury Stock for 2006 and 2005 reflect the acquisition of 86,785 and 77,424 shares, respectively of Lakeland Financial Corporation common stock that have been purchased under the directors’ deferred compensation plan described above. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale during the year and changes in defined benefit pension plans, which are also recognized as a separate component of equity.

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Unrealized holding gain/(loss) on securities available for sale
arising during the period	$1,188	$(4,120)	$(66)
Reclassification adjustment for losses
included in net income	68	69	0
Net securities gain /(loss) activity during the period	1,256	(4,051)	(66)
Tax effect	(267)	1,486	(48)
Net of tax amount	989	(2,565)	(18)

Net gain on defined benefit pension plans	160	30	56
Tax effect	(65)	(12)	(23)
Net of tax amount	95	18	33

Other comprehensive income/(loss), net of tax	$1,084	$(2,547)	$15

Loss Contingencies:

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash:

The Company was required to have $6.8 million and $18.9 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2006 and 2005. These balances do not earn interest.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Industry Segments:

The Company’s chief decision-makers monitor and evaluate financial performance on a Company-wide basis. Accordingly, all of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment.

Adoption of New Accounting Standards:

During 2006 the Company adopted FASB Statement 123 (revised 2004), Share-Based Payment which requires expensing of stock options. See “Stock Compensation” section of this Note for discussion of the effect of adopting this standard.

During 2006 the Company also adopted the recognition and disclosure requirements of FASB Statement of Financial Accounting Standards No. 158 (SFAS No. 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires the recognition of the funded status of a benefit plan in the statement of financial position at year end 2006. The Statement also requires recognition in other comprehensive income of certain gains and losses that arise beginning in 2007, and modifies the timing of measurement. Adoption of the recognition and disclosure requirements of this statement for 2006 is summarized in Note 12. The Company plans to adopt the measurement elements of the statement for fiscal year end 2007. The Company does not expect the adoption of the measurement elements of this statement to have a material effect on the Company’s operating results or financial condition.

Adoption of the recognition and disclosure requirements of this statement in 2006 are summarized below and in Note 12.

	Before		After
	Application of		Application of
	Statement 158	Adjustments	Statement 158
		(in thousands)
Other Assets	$19,200	$(195)	$19,005
Total assets	1,836,901	(195)	1,836,706

Accrued Expenses Payable	11,706	253	11,959
Total liabilities	1,706,266	253	1,706,519

Accumulated other comprehensive income	(2,730)	(448)	(3,178)
Total stockholders' equity	130,635	(448)	130,187

Total liabilities and stockholders' equity	1,836,901	(195)	1,836,706

FASB Staff Position (FSP) 115-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of this standard did not have a material effect on the Company’s financial condition or results of operations.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Staff Accounting Bulletin No. 108 (SAB No. 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires registrants to quantify errors using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying a misstatement as material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative effect adjustment of beginning-of-year retained earnings. The adoption of SAB No. 108 did not have an effect on the Company’s operating results or financial condition.

Newly Issued But Not Yet Effective Accounting Standards:

FASB Statement of Financial Accounting Standards No.155 (SFAS No. 155), Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 is effective for fiscal years beginning after September 15, 2006. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free-standing derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends Statement No. 140 to eliminate the prohibition on a qualifying SPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

FASB Statement of Financial Accounting Standards No. 156 (SFAS No. 156), Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 requires the recognition of a servicing asset or servicing liability when entering into a servicing contract to service a financial asset and requires all separately recognized servicing assets and liabilities to be initially measured at fair value. Further SFAS No. 156 permits a choice of subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities between the current amortization method and the fair value measurement method. At initial adoption, SFAS No. 156 permits a one time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided the securities are identified in some manner as offsetting the exposure to changes in fair value of servicing assets or servicing liabilities that are subsequently measured at fair value. Finally, SFAS No. 156 requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company plans to adopt this standard as of January 1, 2007 and plans to elect the amortization method for subsequent measurement of its servicing assets. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

FASB Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 is effective for fiscal years beginning after December 15, 2006. FIN 48 requires that realization of an uncertain income tax position be “more likely than not” before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the largest amount more likely than not to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Emerging Issues Task Force (EITF) Issue 06-05, Accounting for Purchase of Life Insurance – Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4 is effective for fiscal years beginning after December 15, 2006. EITF Issue No. 06-05 requires a policyholder to consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract; to determine the amount that could be realized under the insurance contract assuming the surrender of an individual-life policy (or certificate by certificate in a group policy); not to discount the cash surrender value component of the amount that could be realized under the insurance contract when contractual restrictions on the ability to surrender a policy exist, as long as the holder of the policy continues to participate in the changes in the cash surrender value as it had done prior to the surrender request; and if a group of individual-life policies or a group policy only allows for the surrender of all of the individual-life policies or certificates as a group, then the policyholder should determine the amount that could be realized under the insurance contract on a group basis. The Company plans to adopt this EITF beginning January 1, 2007. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

Emerging Issues Task Force (EITF) Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements is effective for fiscal years beginning after December 15, 2007, with earlier adoption permitted. EITF Issue 06-04 requires that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee and all available evidence should be considered in determining the substance of the arrangement, such as the explicit written terms of the arrangement, communications made by the employer to the employee, and the determination of whether the employer or the insurer is the primary obligor for the postretirement benefit. The Company does not have any postretirement benefit on endorsement split-dollar life insurance and therefore does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

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

NOTE 2 - SECURITIES

Information related to the fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31 is provided in the tables below.

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gain	Losses
		(in thousands)
2006
U.S. Treasury securities	$965	$0	$(37)
U.S. Government agencies	30,525	0	(724)
Mortgage—backed securities	210,000	652	(3,704)
State and municipal securities	54,701	1,116	(240)
Total	$296,191	$1,768	$(4,705)

2005
U.S. Treasury securities	$966	$0	$(36)
U.S. Government agencies	30,484	0	(802)
Mortgage—backed securities	206,596	253	(4,696)
State and municipal securities	52,889	1,435	(347)
Total	$290,935	$1,688	$(5,881)

Information regarding the fair value of available for sale debt securities by maturity as of December 31, 2006 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

Fair
Value
(in thousands)
Due in one year or less	$3,024
Due after one year through five years	30,684
Due after five years through ten years	19,239
Due after ten years	33,244
86,191
Mortgage—backed securities	210,000
Total debt securities	$296,191

Security proceeds, gross gains and gross losses for 2006, 2005 and 2004 were as follows:

	2006	2005	2004
		(in thousands)
Sales of securities available for sale
Proceeds	$21,634	$6,259	$0
Gross gains	78	2	0
Gross losses	146	71	0

Securities with carrying values of $188.4 million and $191.6 million were pledged as of December 31, 2006 and 2005, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law. At year-end 2006 and 2005, there were no holdings of securities of any one issuer, other than the U.S. Government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity.

NOTE 2 – SECURITIES (continued)

Information regarding securities with unrealized losses as of December 31, 2006 and 2005 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

2006

U.S. Treasury securities	$0	$0	$965	$37	$965	$37
U.S. Government agencies	983	19	29,542	705	30,525	724
Mortgage—backed securities	14,807	101	140,245	3,603	155,052	3,704
State and municipal securities	5,091	43	7,739	197	12,830	240
Total temporarily impaired	$20,881	$163	$178,491	$4,542	$199,372	$4,705

2005

U.S. Treasury securities	$0	$0	$966	$36	$966	$36
U.S. Government agencies	8,210	124	22,273	678	30,483	802
Mortgage—backed securities	63,523	813	116,245	3,883	179,768	4,696
State and municipal securities	11,273	240	2,534	107	13,807	347
Total temporarily impaired	$83,006	$1,177	$142,018	$4,704	$225,024	$5,881

All of the following are considered to determine whether or not the impairment of these securities is other-than-temporary. All of the securities are backed by the U.S. Government, government agencies, government sponsored agencies or are A rated or better, except for certain non-local municipal securities. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed are being received. There are no concerns of credit losses and there is nothing to indicate that full principal will not be received. Management considers the unrealized losses to be market driven and no loss is expected to be realized unless the securities are sold. The Company does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, the current intent and ability is to hold them until a recovery in fair value or maturity.

NOTE 3 - LOANS

Total loans outstanding as of year-end consisted of the following:

	2006	2005
	(in thousands)
Commercial and industrial loans	$946,767	$850,984
Agri—business and agricultural loans	139,644	113,574
Real estate mortgage loans	100,540	66,833
Real estate construction loans	8,636	7,987
Installment loans and credit cards	158,310	159,390
Subtotal	1,353,897	1,198,768
Less: Allowance for loan losses	(14,463)	(12,774)
Net deferred loan fees	(60)	(38)
Loans, net	$1,339,374	$1,185,956

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the allowance for loan losses for 2006, 2005 and 2004:

	2006	2005	2004

Balance, January 1,	$12,774	$10,754	$10,234
Provision for loan losses	2,644	2,480	1,223
Loans charged—off	(1,072)	(601)	(994)
Recoveries	117	141	291
Net loans charged—off	(955)	(460)	(703)
Balance December 31	$14,463	$12,774	$10,754

Nonaccrual loans	$13,820	$7,321	$7,212
Interest not recorded on nonaccrual loans	776	460	203
Loans past due 90 days and still accruing	299	174	2,778

As of December 31, 2006, 2005 and 2004 there were no loans renegotiated as troubled debt restructurings.

Impaired loans were as follows:

	2006	2005
	(in thousands)
Year—end loans with no allocated allowance for loan losses	$0	$0
Year—end loans with allocated allowance for loan losses	13,333	6,948
	$13,333	$6,948

Amount of the allowance for loan losses allocated	$3,448	$2,945

	2006	2005	2004
	(in thousands)
Average of impaired loans during the year	$8,915	$7,853	$5,606
Interest income recognized during impairment	0	69	183
Cash—basis interest income recognized	0	70	183

The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring. For December 31, 2006 and 2005 the total for impaired loans were also included in the total for nonaccrual loans. Total impaired loans increased by $6.4 million to $13.3 million at December 31, 2006 from $6.9 million at December 31, 2005. The increase in impaired and nonperforming loans resulted from the addition of a single borrowing relationship with aggregate loans totaling $7.6 million. The borrower is engaged in commercial and residential real estate development in northern Indiana. Borrower collateral, including real estate, and personal guarantees of its principals support this credit, although there can be no assurances that full repayment of the loans will result. The majority of the remaining balance of nonperforming and impaired loans is a single commercial credit of $5.0 million and $5.7 million at December 31, 2006 and 2005. The borrower filed chapter 11 bankruptcy late in the third quarter of 2004 and the plan for reorganization was approved late in the third quarter of 2005. Borrower collateral and the personal guarantees of its principals support this credit.

NOTE 5 - SECONDARY MORTGAGE MARKET ACTIVITIES

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $244.7 million and $248.0 million at December 31, 2006 and 2005. The fair value of loan servicing rights was approximately $1.6 million and $1.7 million at December 31, 2006 and 2005. Net loan servicing income/(loss) excluding adjustments to the valuation allowance was $165,000, $41,000 and $25,000 for 2006, 2005 and 2004. Information on loan servicing rights, which are included in other assets, follows:

Loan servicing rights:	2006	2005	2004

Beginning of year	$1,923	$2,052	$2,100
Originations	297	443	525
Amortization	(454)	(572)	(573)
End of year	$1,766	$1,923	$2,052

Valuation allowance:	2006	2005	2004

Beginning of year	$185	$344	$498
Additions expensed	9	0	173
Reductions credited to expense	(76)	(159)	(327)
End of year	$118	$185	$344

NOTE 6 - LAND, PREMISES AND EQUIPMENT, NET

Land, premises and equipment and related accumulated depreciation were as follows at December 31:

	2006	2005
	(in thousands)
Land	$8,308	$8,388
Premises	23,109	21,667
Equipment	14,138	15,166
Total cost	45,555	45,221
Less accumulated depreciation	20,378	20,658
Land, premises and equipment, net	$25,177	$24,563

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There have been no changes in the $5.0 million carrying amount of goodwill since 2002.

Acquired Intangible Assets

	As of December 31, 2006		As of December 31, 2005
	(in thousands)		(in thousands)
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Core deposit	$2,032	$1,586	$2,032	$1,437
Trust deposit relationships	572	193	572	133
Total	$2,604	$1,779	$2,604	$1,570

Aggregate amortization expense was $209,000, $211,000 and $215,000 for 2006, 2005 and 2004.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Estimated amortization expense for each of the next five years:

Amount
(in thousands)
2007	$206
2008	206
2009	206
2010	54
2011	54

NOTE 8 – DEPOSITS

The aggregate amount of time deposits, each with a minimum denomination of $100,000, was approximately $411.7 million and $318.1 million at December 31, 2006 and 2005.

At December 31, 2006, the scheduled maturities of time deposits were as follows:

Amount
(in thousands)
Maturing in 2007	$550,944
Maturing in 2008	107,530
Maturing in 2009	15,908
Maturing in 2010	6,534
Maturing in 2011	2,926
Thereafter	404
Total time deposits	$684,246

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repo accounts”) represent collateralized borrowings with customers located primarily within the Company’s service area. Repo accounts are not covered by federal deposit insurance and are secured by securities owned. Information on these liabilities and the related collateral for 2006 and 2005 is as follows:

	2006	2005

Average daily balance during the year	$92,870	$85,666
Average interest rate during the year	3.20%	1.67%
Maximum month—end balance during the year	$106,670	$92,589
Securities underlying the agreements at year—end
Fair value	$123,072	$111,188

		Weighted
	Repurchase	Average	Collateral at
Term	Liability	Interest Rate	Fair Values
	(in thousands)		(in thousands)
Mortgage—backed securities:
On demand	$106,262	3.58%	$121,889
Over 90 days	408	5.35%	1,183
Total	$106,670	3.59%	$123,072

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (continued)

The Company retains the right to substitute similar type securities, and has the right to withdraw all collateral applicable to repo accounts whenever the collateral values are in excess of the related repurchase liabilities. At December 31, 2006, there were no material amounts of securities at risk with any one customer. The Company maintains control of these securities through the use of third-party safekeeping arrangements.

NOTE 10 – BORROWINGS

Long-term borrowings at December 31 consisted of:

	2006	2005
	(in thousands)
Federal Home Loan Bank of Indianapolis Notes, 6.15%, Due January 15, 2018	$45	$46
Total	$45	$46

There are no long-term borrowings maturing during the next five years.

Short-term borrowings at December 31 consisted of:

	2006	2005
	(in thousands)
Federal Home Loan Bank of Indianapolis Notes, 4.18%, Due March 28, 2006	$0	$75,000
Federal Home Loan Bank of Indianapolis Notes, 5.31%, Due February 26, 2007	80,000	0
Total	$80,000	$75,000

All notes have a fixed rate and require monthly interest payments. All notes were secured by residential real estate loans and securities with a carrying value of $203.5 million at December 31, 2006. At December 31, 2006, the Company owned $4.2 million of Federal Home Loan Bank (FHLB) stock, which also secures debts to the FHLB. The Company is authorized to borrow up to $100 million at the FHLB.

NOTE 11 – SUBORDINATED DEBENTURES

Lakeland Statutory Trust II, a trust formed by the Company, issued $30.0 million of floating rate trust preferred securities on October 1, 2003 as part of a privately placed offering of such securities. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust. Subject to the Company having received prior approval of the Federal Reserve if then required, the Company may redeem the subordinated debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any interest payment date on or after October 1, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures must be redeemed no later than 2033. These securities are considered as Tier I capital (with certain limitations applicable) under current regulatory guidelines. The floating rate of the trust preferred securities and subordinated debentures was 8.410%, 7.580% and 5.610% at December 31, 2006, 2005 and 2004. The holding company’s investment in the common stock of the trust was $928,000 and is included in other assets.

NOTE 12 - EMPLOYEE BENEFIT PLANS

In April, 2000, the Lakeland Financial Corporation Pension Plan was frozen. The Company also maintains a Supplemental Executive Retirement Plan (SERP) for select officers that was established as a funded, non-qualified deferred compensation plan. Only one current officer of the Company is a participant in the SERP plan and there are 7 total participants.

Information as to the Company’s plans at December 31 is as follows:

	Pension Benefits		SERP Benefits
	2006	2005	2006	2005
	(in thousands)		(in thousands
Change in benefit obligation:
Beginning benefit obligation	$2,693	$2,663	$1,429	$1,419
Interest cost	144	149	75	79
Actuarial (gain)/loss	(21)	(72)	16	39
Change in discount rate	(93)	97	(24)	26
Benefits paid	(209)	(144)	(134)	(134)
Ending benefit obligation	2,514	2,693	1,362	1,429

Change in plan assets (primarily equity and fixed
income investments and money market funds),
at fair value:

Beginning plan assets	2,050	1,563	1,160	1,084
Actual return	168	163	98	104
Employer contribution	173	468	68	106
Benefits paid	(209)	(144)	(134)	(134)
Ending plan assets	2,182	2,050	1,192	1,160

Unrecognized net loss	0	0	0	819

Net amount recognized	$(332)	$(643)	$(170)	$550

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		SERP Benefits
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Prepaid benefit cost included in other assets	$0	$1,147	$0	$550
Minimum pension liability	0	(1,790)	0	0
Funded status included in other liabilities	(332)	0	(170)	0
Net amount recognized	$(332)	$(643)	$(170)	$550

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		SERP Benefits
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net loss	$1,630	$1,790	$753	$0

The accumulated benefit obligation for the pension plan was $2.5 million and $2.7 million for December 31, 2006 and 2005 respectively. The accumulated benefit obligation for the SERP plan was $1.4 million for both December 31, 2006 and 2005.

NOTE 12 - EMPLOYEE BENEFIT PLANS (continued)

Net pension expense includes the following:

	Pension Benefits			SERP Benefits
Net pension expense	2006	2005	2004	2006	2005	2004
	(in thousands)			(in thousands)
Service cost	$0	$0	$0	$0	$0	$0
Interest cost	144	149	149	75	79	83
Expected return on plan assets	(167)	(145)	(125)	(93)	(102)	(100)
Recognized net actuarial (gain) loss	44	38	38	53	44	36
Net pension expense	$21	$42	$62	$35	$21	$19

The estimated net loss (gain) for the defined benefit pension plan and SERP plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $59,000 and $55,000, respectively.

Additional Information	Pension Benefits			SERP Benefits
	2006	2005	2004	2006	2005	2004
	(in thousands)			(in thousands)
Decrease in minimum liability
included in other comprehensive income	$(160)	$(30)	$(56)	$0	$0	$0

The following assumptions were used in calculating the net benefit obligation:

Weighted average discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A

The following assumptions were used in calculating the net pension expense:

Weighted average discount rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Expected long—term rate of return	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%

The expected long-term rate of return on plan assets is developed in consultation with the plan actuary. It is primarily based upon industry trends and consensus rates of return which are then adjusted to reflect the specific asset allocations and historical rates of return of the Company’s plan assets.

The asset allocations at the measurement dates of September 30, 2006 and 2005, by asset category are as follows:

	Pension Plan Assets		SERP Plan Assets
	at September 30,		at September 30,
Asset Category	2006	2005	2006	2005
Equity securities	59%	66%	67%	66%
Debt Securities	28%	32%	27%	31%
Other	13%	2%	6%	3%
Total	100%	100%	100%	100%

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

NOTE 12 - EMPLOYEE BENEFIT PLANS (continued)

Contributions

The Company expects to contribute $35,000 to its pension plan and $59,000 to its SERP plan in 2007.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

	Pension	SERP
Plan Year	Benefits	Benefits
	(in thousands)
2007	$112	$136
2008	114	134
2009	123	132
2010	134	129
2011	134	126
2012-2016	793	573

Other Employee Benefit Plans

The Company maintains a 401(k) profit sharing plan for all employees meeting age and service requirements. The Company contributions are based upon the percentage of budgeted net income earned during the year. The expense recognized was $836,000, $844,000 and $731,000 in 2006, 2005 and 2004.

Effective January 1, 2004, the Company adopted the Lake City Bank Deferred Compensation Plan. The purpose of the deferred compensation plan is to extend full 401(k) type retirement benefits to certain individuals without regard to statutory limitations under tax qualified plans. The expense recognized was $49,000, $38,000 and $10,000 in 2006, 2005 and 2004. The plan is funded solely by participant contributions and does not receive a company match.

Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $2.3 million as of December 31, 2006. On December 31, 2006, no amounts were accrued on these contingent obligations.

NOTE 13 - OTHER EXPENSE

Other expense for the years ended December 31, was as follows:

	2006	2005	2004
	(in thousands)
Corporate and business development	$1,458	$1,235	$1,036
Advertising	603	671	694
Office supplies	562	644	594
Telephone and postage	1,151	1,139	1,126
Regulatory fees and FDIC insurance	302	275	261
Professional fees	1,453	1,386	1,337
Amortization of other intangible assets	209	211	215
Courier and delivery	395	590	578
Miscellaneous	2,808	2,724	2,601
Total other expense	$8,941	$8,875	$8,442

NOTE 14 - INCOME TAXES

Income tax expense for the years ended December 31, consisted of the following:

	2006	2005	2004
	(in thousands)
Current federal	$8,986	$8,487	$5,446
Deferred federal	(852)	(546)	720
Current state	1,593	1,805	1,013
Deferred state	(213)	(267)	123
Total income tax expense	$9,514	$9,479	$7,302

Income tax expense included ($25,000), ($28,000) and $0 applicable to security transactions for 2006, 2005 and 2004. The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 35% for 2006, 2005 and 2004 to income before income taxes were as follows:

	2006	2005	2004
	(in thousands)
Income taxes at statutory federal rate	$9,882	$9,603	$7,647
Increase (decrease) in taxes resulting from:
Tax exempt income	(918)	(875)	(914)
Nondeductible expense	343	214	186
State income tax, net of federal tax effect	897	999	738
Net operating loss	(30)	(30)	(30)
Tax credits	(82)	(83)	(104)
Bank owned life insurance	(317)	(280)	(221)
Other	(261)	(69)	0
Total income tax expense	$9,514	$9,479	$7,302

NOTE 14 - INCOME TAXES (continued)

The net deferred tax asset recorded in the consolidated balance sheets at December 31, consisted of the following:

	2006		2005
	Federal	State	Federal	State
	(in thousands)
Deferred tax assets:
Bad debts	$5,062	$1,135	$4,471	$1,027
Pension and deferred compensation liability	293	66	171	39
Net operating loss carryforward	119	0	149	0
Deferred loan fees	0	0	0	0
Nonaccrual loan interest	468	105	206	47
Other	130	10	59	0
	6,072	1,316	5,056	1,113
Deferred tax liabilities:
Accretion	100	15	66	11
Depreciation	890	97	913	116
Loan servicing rights	577	129	608	140
State taxes	299	0	225	0
Leases	42	9	90	21
Deferred loan fees	40	9	20	5
Intangible assets	618	139	472	108
FHLB stock dividends	118	26	148	34
Prepaid expenses	165	37	143	32
Other	0	0	0	4
	2,849	461	2,685	471
Valuation allowance	0	0	0	0
Net deferred tax asset	$3,223	$855	$2,371	$642

In addition to the net deferred tax assets included above, the deferred income tax asset allocated to the unrealized net loss on securities available for sale included in equity was $1.2 million and $1.4 million for 2006 and 2005. The deferred income tax asset allocated to the pension liability included in equity was $966,000 and $725,000 for 2006 and 2005.

NOTE 15 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates as of December 31, 2006 and 2005 were as follows:

	2006	2005
	(in thousands)
Beginning balance	$54,488	$47,278
New loans and advances	108,067	98,928
Effect of changes in related parties	6,873	(38)
Repayments	(119,002)	(91,680)
Ending balance	$50,426	$54,488

Deposits from principal officers, directors, and their affiliates at year-end 2006 and 2005 were $1.7 million and $1.8 million. In addition, the amount owed directors for fees under the deferred directors’ plan as of December 31, 2006 and 2005 was $1.2 million and $998,000. The related expense for the deferred directors’ plan as of December 31, 2006, 2005 and 2004 was $266,000, $212,000 and $184,000.

Thomas A. Hiatt was appointed to the Board of Directors by the incumbent directors, with such appointment effective January 9, 2007. Mr. Hiatt is the Managing Director and Co-founder of Centerfield Capital Partners, headquartered in Indianapolis, Indiana (“Centerfield Capital”). The Bank currently has approximately $228,000 invested in investment funds managed by Centerfield Capital and have committed to fund an additional $772,000, or less than 2.0% of the funds managed by Centerfield Capital. The board was notified of this relationship prior to Mr. Hiatt’s appointment and, in conjunction with his appointment, the board determined that the relationship would not affect Mr. Hiatt’s independence as a director. Therefore, Mr. Hiatt is serving as an independent director, pursuant to the Nasdaq listing requirements.

NOTE 16 - STOCK OPTIONS

Effective December 9, 1997, the Company adopted the Lakeland Financial Corporation 1997 Share Incentive Plan, which is shareholder approved. At its inception there were 1,200,000 shares of common stock reserved for grants of stock options to employees of Lakeland Financial Corporation, its subsidiaries and Board of Directors. As of December 31, 2006, 107,930 were available for future grants. The stock option plan requires that the exercise price for options be the market price on the date the options are granted. The maximum option term is ten years and the options vest over 5 years. Certain option awards provide for accelerated vesting if there is a change in control or retirement (as defined in the Plan). The Company has a policy of issuing new shares to satisfy option exercises.

The fair value of each option award is estimated with the Black Scholes option pricing model, using the following weighted-average assumptions as of the grant date for options granted during the years presented. Expected volatilities are based on historical volatility of the Company’s stock over the immediately preceding 5 year period, or vesting period of the grant, as well as other factors known on the grant date that would have a significant effect on the stock price during the vesting period. Prior to 2006, the expected option life for all awards was the vesting period of the option. For grants in 2006, the expected option life used was primarily the average of the vesting period of the option and the years to expiration of the option. The turnover rate is based on historical data on the employee base as a whole and the Board of Directors as a group. The Company is monitoring both the expected option life and turnover rate to update assumptions in these areas going forward. The risk-free interest rate is the U.S. Treasury rate on the date of grant corresponding to the vesting period of the option.

	2006	2005	2004
Risk—free interest rate	4.56%	5.08%	5.26%
Expected option life	6.11years	5.00year	5.00 years
Expected price volatility	31.51%	67.52%	70.32%
Dividend yield	2.22%	2.99%	3.02%

NOTE 16 - STOCK OPTIONS (continued)

A summary of the activity in the stock option plan as of December 31, 2006 and changes during the period then ended follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at beginning of the year	739,230	$10.03
Granted	18,000	21.23
Exercised	(145,700)	7.88
Forfeited	(9,300)	13.29
Outstanding at end of the year	602,230	$10.83	4.4	$9,118,000

Options exercisable at end of the year	437,550	$8.08	3.2	$7,830,000

The weighted-average grant-date fair value of options granted during the periods ended December 31, 2006 and 2005 was $6.59 and $5.76 and no options were granted during the period ended December 31, 2004. The total intrinsic value of options exercised during the periods ended December 31, 2006, 2005 and 2004 was $2.2 million, $1.7 million and $1.2 million, respectively.

There were no modifications of awards during the periods ended December 31, 2006, 2005 and 2004.

Cash received from option exercise for the periods ending December 31, 2006, 2005 and 2004 was $1.1 million, $1.2 million and $1.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercise totaled $692,000, $485,000 and $359,000, respectively for the periods ended December 31, 2006, 2005 and 2004.

As of December 31, 2006, there was $475,000 of total unrecognized compensation cost related to nonvested stock options granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.92 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the federal regulators categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s or Bank’s category.

					Minimum Required to
			Minimum Required		Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2006:
Total Capital (to Risk
Weighted Assets)
Consolidated	$170,435	11.76%	$115,981	8.00%	$144,976	10.00%
Bank	$169,101	11.67%	$115,905	8.00%	$144,881	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$155,972	10.76%	$57,991	4.00%	$86,986	6.00%
Bank	$154,638	10.67%	$57,952	4.00%	$86,929	6.00%
Tier I Capital (to Average Assets)
Consolidated	$155,972	8.87%	$70,339	4.00%	$87,923	5.00%
Bank	$154,638	8.80%	$70,314	4.00%	$87,893	5.00%

As of December 31, 2005:
Total Capital (to Risk
Weighted Assets)
Consolidated	$152,669	11.80%	$103,530	8.00%	$129,412	10.00%
Bank	$152,373	11.78%	$103,511	8.00%	$129,388	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$139,895	10.81%	$51,765	4.00%	$77,647	6.00%
Bank	$139,599	10.79%	$51,755	4.00%	$77,633	6.00%
Tier I Capital (to Average Assets)
Consolidated	$139,895	8.86%	$63,166	4.00%	$78,957	5.00%
Bank	$139,599	8.83%	$63,261	4.00%	$79,076	5.00%

NOTE 17 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

The Bank is required to obtain the approval of the Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year to date combined with its retained net income for the previous two years. Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2006, approximately $31.2 million was available to be paid as dividends to the Company by the Bank.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2006. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 18 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2006 and 2005. Items which are not financial instruments are not included.

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$119,699	$119,699	$82,679	$82,679
Securities available for sale	296,191	296,191	290,935	290,935
Real estate mortgage loans held for sale	2,175	2,203	960	973
Loans, net	1,339,374	1,335,210	1,185,956	1,178,762
Federal Home Loan Bank stock	4,193	4,193	5,054	5,054
Federal Reserve Bank stock	1,738	1,738	0	0
Accrued interest receivable	8,706	8,706	7,402	7,402
Financial Liabilities:
Certificates of deposit	(684,246)	(683,375)	(560,070)	(558,027)
All other deposits	(791,519)	(791,519)	(706,175)	(706,175)
Securities sold under agreements to repurchase	(106,670)	(106,670)	(91,071)	(91,071)
Other short—term borrowings	(80,814)	(80,814)	(120,471)	(120,471)
Long—term borrowings	(45)	(44)	(46)	(38)
Subordinated debentures	(30,928)	(32,197)	(30,928)	(29,857)
Standby letters of credit	(112)	(112)	(108)	(108)
Accrued interest payable	(7,502)	(7,502)	(6,215)	(6,215)

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2006 and 2005. The estimated fair value for cash and cash equivalents, accrued interest and Federal Home Loan Bank and Federal Reserve Bank stock is considered to approximate cost. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. Real estate mortgages held for sale are based upon the actual contracted price for those loans sold but not yet delivered, or the current Federal Home Loan Mortgage Corporation price for normal delivery of mortgages with similar coupons and maturities at year-end. The estimated fair value of loans is based on estimates of the rate the Company would charge for similar loans at December 31, 2006 and 2005, applied for the time period until estimated repayment. The estimated fair value for demand and savings deposits is based on their carrying value. The estimated fair value for certificates of deposit and borrowings is based on estimates of the rate the Company would pay on such deposits or borrowings at December 31, 2006 and 2005, applied for the time period until maturity. The estimated fair value of variable rate short-term borrowed funds is considered to approximate carrying value. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The estimated fair value of other financial instruments approximate cost and are not considered significant to this presentation.

NOTE 18 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

While these estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 2006 and 2005, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2006 and 2005 should not necessarily be considered to apply at subsequent dates.

NOTE 19 - COMMITMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of December 31, 2006 and 2005, were as follows:

	2006		2005
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(in thousands)
Commercial loan lines of credit	$73,563	$359,830	$45,636	$342,861
Commercial loan letters of credit	35	12,816	56	13,838
Real estate mortgage loans	2,160	2,266	3,930	2,050
Real estate construction mortgage loans	1,622	1,476	4,398	1,315
Home equity mortgage open—ended revolving lines	0	93,484	0	84,238
Consumer loan open—ended revolving lines	0	4,070	0	4,159
Total	$77,380	$473,942	$54,020	$448,461

The index on variable rate commercial loan commitments is principally the Company’s base rate, which is the national prime rate. Interest rate ranges on commitments and open-ended revolving lines of credit for December 31, 2006 and 2005, were as follows:

	2006		2005
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commercial loan	2.98-11.00%	3.00-12.75%	2.75-10.99%	3.00-12.25%
Real estate mortgage loan	5.75-7.125%	5.50-7.50%	5.13-6.75%	5.25-6.88%
Consumer loan open—ended revolving line	0.00%	7.50-15.00%	0.00%	3.75-15.00%

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

The Company’s exposure to credit losses in the event of nonperformance is represented by the contractual amount of the commitments. Management does not expect any significant losses as a result of these commitments.

NOTE 20 - PARENT COMPANY STATEMENTS

The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income, and assets. Presented below are parent only financial statements:

CONDENSED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands)
ASSETS
Deposits with Lake City Bank	$529	$1,551
Investments in banking subsidiary	158,852	143,038
Investments in Lakeland Statutory Trust II	928	928
Other assets	954	240
Total assets	$161,263	$145,757

LIABILITIES
Dividends payable and other liabilities	$148	$1,495
Subordinated debt	30,928	30,928

STOCKHOLDERS' EQUITY	130,187	113,334
Total liabilities and stockholders' equity	$161,263	$145,757

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Dividends from Lake City Bank, Lakeland Statutory Trust II	$5,533	$3,332	$4,080
Equity in undistributed income of subsidiaries	15,178	16,053	11,527
Interest expense on subordinated debt	2,573	2,009	1,437
Miscellaneous expense	624	338	357
INCOME BEFORE INCOME TAXES	17,514	17,038	13,813
Income tax benefit	1,207	920	732
NET INCOME	$18,721	$17,958	$14,545

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$18,721	$17,958	$14,545
Adjustments to net cash from operating activities:
Equity in undistributed income of subsidiaries	(15,178)	(16,053)	(11,527)
Other changes	(286)	3,086	305
Net cash from operating activities	3,257	4,991	3,323
Cash flows from investing activities	0	0	0
Cash flows from financing activities	(4,279)	(4,364)	(3,260)
Net increase in cash and cash equivalents	(1,022)	627	63
Cash and cash equivalents at beginning of the year	1,551	924	861
Cash and cash equivalents at end of the year	$529	$1,551	$924

NOTE 21 - EARNINGS PER SHARE

Following are the factors used in the earnings per share computations:

	2006	2005	2004
Basic earnings per common share:
Net income	$18,721,000	$17,958,000	$14,545,000

Weighted—average common shares outstanding	12,069,300	11,927,756	11,735,410

Basic earnings per common share	$1.55	$1.51	$1.24

Diluted earnings per common share:
Net income	$18,721,000	$17,958,000	$14,545,000

Weighted—average common shares outstanding for
basic earnings per common share	12,069,300	11,927,756	11,735,410

Add: Dilutive effect of assumed exercises of stock options	306,167	361,710	392,744

Average shares and dilutive potential common shares	12,375,467	12,289,466	12,128,154

Diluted earnings per common share	$1.51	$1.46	$1.20

Stock options for 5,000 and 15,000 shares of common stock were not considered in computing diluted earnings per common share for 2006 and 2005 because they were antidilutive.

NOTE 22 – SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

2006	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$28,450	$27,285	$25,843	$23,973
Interest expense	15,109	14,226	12,776	11,113
Net interest income	$13,341	$13,059	$13,067	$12,860

Provision for loan losses	1,042	510	639	453
Net interest income after provision	$12,299	$12,549	$12,428	$12,407

Noninterest income	4,451	4,679	4,736	4,398
Noninterest expense	10,171	9,937	9,854	9,750
Income tax expense	2,020	2,561	2,528	2,405
Net income	$4,559	$4,730	$4,782	$4,650

Basic earnings per common share*	$0.38	$0.39	$0.40	$0.38
Diluted earnings per common share*	$0.37	$0.38	$0.39	$0.37

2005	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$22,898	$20,972	$19,234	$17,512
Interest expense	9,657	8,388	6,686	5,622
Net interest income	$13,241	$12,584	$12,548	$11,890

Provision for loan losses	701	659	662	458
Net interest income after provision	$12,540	$11,925	$11,886	$11,432

Noninterest income	5,127	4,330	4,174	4,080
Noninterest expense	10,041	9,355	9,298	9,363
Income tax expense	2,649	2,378	2,358	2,094
Net income	$4,977	$4,522	$4,404	$4,055

Basic earnings per common share*	$0.42	$0.38	$0.37	$0.34
Diluted earnings per common share*	$0.41	$0.36	$0.36	$0.33

* Per share data has been adjusted for a 2-for-1 stock split on April 28, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

Stockholders and Board of Directors

Lakeland Financial Corporation

Warsaw, Indiana

We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation (“Company”) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Financial Corporation and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lakeland Financial Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2007 expressed an unqualified opinion thereon.

Crowe Chizek and Company LLC

South Bend, Indiana

February 7, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9a. CONTROLS AND PROCEDURES

a)             An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2006. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

The Company’s independent registered public accounting firm has issued their report on management’s assessment of the Company’s internal control over financial reporting. That report follows under the heading, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

c)             There have been no changes in the Company’s internal controls during the previous fiscal quarter, ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors

Lakeland Financial Corporation

Warsaw, Indiana

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Lakeland Financial Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Lakeland Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Lakeland Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lakeland Financial Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 7, 2007 expressed an unqualified opinion on those consolidated financial statements.

Crowe Chizek and Company LLC

South Bend, Indiana

February 7, 2007

ITEM 9b. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing in the definitive Proxy Statement, dated as of March 5, 2007, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in the definitive Proxy Statement, dated as of March 5, 2007, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHARELHOLDER MATTERS

The information appearing in the definitive Proxy Statement, dated as of March 5, 2007, is incorporated herein by reference in response to this item.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2006 for (i) all compensation plans previously approved by the Company’s shareholders and (ii) all compensation plans not previously approved by the Company’s shareholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be	Weighted-average	Number of securities
Plan category	issued upon exercise of	exercise price of	remaining available
	outstanding options	outstanding options	for future issuance
Equity compensation plans
approved by security
holders(1)	602,230	$10.83	107,930

Equity compensation plans
not approved by security
holders	0	$ 0.00	0

Total	602,230	$10.83	107,930

(1) Lakeland Financial Corporation 1997 Share Incentive Plan adopted on April 14, 1998 by the Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing in the definitive Proxy Statement, dated as of March 5, 2007, is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in the definitive proxy statement, dated as of March 5, 2007, is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The documents listed below are filed as a part of this report:

(a)	Exhibits

Exhibit No.	Document	Incorporated by reference to

3.1	Amended and Restated Articles	Exhibit 4.1 to the Company’s
	of Incorporation of Lakeland	Form S-8 filed with the
	Financial Corporation	Commission on April 15, 1998

3.2	Bylaws of Lakeland	Exhibit 3(ii) to the Company’s
	Financial Corporation	Form 10-Q for the quarter
ended June 30, 1996

4.1	Form of Common Stock Certificate	Exhibit 4.1 to the Company’s
Form 10-K for the fiscal year ended
December 31, 2003

10.1	Lakeland Financial	Exhibit 4.3 to the Company’s
	Corporation 1997 Share	Form S-8 filed with the
	Incentive Plan	Commission on April 15, 1998

10.2	Form of Indenture for Trust Preferred	Exhibit 4.1 to the Company’s
	Issuance	Form 10-K for the fiscal year ended
December 31, 2003

10.3	Lakeland Financial Corporation 401(k)	Exhibit 10.1 to the Company’s Form
	Plan	S-8 filed with the Commission on
October 23, 2000

10.4	Amended and Restated Lakeland	Exhibit 10.5 to the Company’s Form
	Financial Corporation Director’s Fee	10-K for the fiscal year ended
	Deferral Plan	December 31, 2002

10.5	Form of Change of Control Agreement	Exhibit 10.5 to the Company’s Form
	entered into with David M. Findlay and	10-K for the fiscal year ended
	Kevin L. Deardorff	December 31, 2001

10.6	Form of Change in Control Agreement	Exhibit 10.3 to the Company’s Form
	entered into with Michael L. Kubacki and	10-K for the fiscal year ended
	Charles D. Smith	December 31, 2000

10.7	Employee Deferred Compensation Plan	Exhibit 10.8 to the Company’s Form
	and Form of Agreement	10-K for the fiscal year ended
December 31, 2004

10.8	Schedule of Board Fees	Attached hereto

10.9	Form of Option Grant Agreement	Exhibit 10.10 to the Company’s Form
10-K for the fiscal year ended
December 31, 2004

10.10	Executive Incentive Bonus Plan	Exhibit 10.11 to the Company’s Form
10-K for the fiscal year ended
December 31, 2004
21.0	Subsidiaries	Attached hereto

23.1	Consent of Independent Registered	Attached hereto
Public Accounting Firm

31.1	Certification of Chief Executive Officer	Attached hereto
Pursuant to Rule 13a-15(e)/15d-15(e) and
13(a)-15(f)/15d-15(f)

31.2	Certification of Chief Financial Officer	Attached hereto
Pursuant to Rule 13a-15(e)/15d-15(e) and
13(a)-15(f)/15d-15(f)

32.1	Certification of Chief Executive Officer	Attached hereto
Pursuant to 18 U.S.C. Section 1350, as
adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer	Attached hereto
Pursuant to 18 U.S.C. Section 1350, as
adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

Date: March 1, 2007	By /s/ Michael L. Kubacki
Michael L. Kubacki, Chairman

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael L. Kubacki
Michael L. Kubacki	Principal Executive Officer and Director	March 1, 2007

/s/ David M. Findlay
David M. Findlay	Principal Financial Officer	March 1, 2007

/s/ Teresa A. Bartman
Teresa A. Bartman	Principal Accounting Officer	March 1, 2007

/s/ Robert E. Bartels, Jr.
Robert E. Bartels, Jr.	Director	March 1, 2007

/s/ L. Craig Fulmer
L. Craig Fulmer	Director	March 1, 2007

___________________________________
Thomas A. Hiatt	Director	March 1, 2007

___________________________________
George B. Huber	Director	March 1, 2007

/s/ Allan J. Ludwig
Allan J. Ludwig	Director	March 1, 2007

/s/ Charles E. Niemier
Charles E. Niemier	Director	March 1, 2007

/s/ Emily E. Pichon
Emily E. Pichon	Director	March 1, 2007
/s Richard L. Pletcher
Richard L. Pletcher	Director	March 1, 2007

/s/ Steven D. Ross
Steven D. Ross	Director	March 1, 2007

___________________________________
Donald B. Steininger	Director	March 1, 2007

/s/ Terry L. Tucker
Terry L. Tucker	Director	March 1, 2007

/s/ M. Scott Welch
M. Scott Welch	Director	March 1, 2007

S1

Exhibit 21

Subsidiaries

1.	Lake City Bank, Warsaw, Indiana, a banking corporation organized under the laws of the State of Indiana.

2.	Lakeland Statutory Trust II, a statutory business trust formed under Connecticut law.

3.	LCB Investments, Limited, a subsidiary of Lake City Bank formed under the laws of Bermuda to manage a portion of the Bank’s investment portfolio.

4.	LCB Investments II, Inc., a subsidiary of Lake City Bank incorporated in Nevada to manage a portion of the Bank’s investment portfolio.

5.	LCB Funding, Inc., a subsidiary of LCB Investments II, Inc. incorporated under the laws of Maryland to operate as a real estate investment trust.