Form 10-Q
period 2007-03-31
LAKELAND FINANCIAL CORP
filed 2007-05-02
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares of common stock outstanding at April 30, 2007: 12,187,748

LAKELAND FINANCIAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

PART I.

PART II.

PART 1

LAKELAND FINANCIAL CORPORATION

ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2007 and December 31, 2006

(in thousands except for share data)

(Page 1 of 2)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$73,284	$65,252
Short-term investments	3,378	54,447
Total cash and cash equivalents	76,662	119,699

Securities available for sale (carried at fair value)	298,269	296,191
Real estate mortgage loans held for sale	1,104	2,175

Loans, net of allowance for loan losses of $14,758 and $14,463	1,363,168	1,339,374

Land, premises and equipment, net	25,410	25,177
Bank owned life insurance	20,853	20,570
Accrued income receivable	8,299	8,720
Goodwill	4,970	4,970
Other intangible assets	774	825
Other assets	18,751	19,005
Total assets	$1,818,260	$1,836,706

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2007 and December 31, 2006

(in thousands except for share data)

(Page 2 of 2)

	March 31,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$253,953	$258,472
Interest bearing deposits	1,244,049	1,217,293
Total deposits	1,498,002	1,475,765

Short-term borrowings
Federal funds purchased	21,500	0
Securities sold under agreements to repurchase	117,985	106,670
U.S. Treasury demand notes	0	814
Other short-term borrowings	0	80,000
Total short-term borrowings	139,485	187,484

Accrued expenses payable	14,531	11,959
Other liabilities	326	338
Long-term borrowings	44	45
Subordinated debentures	30,928	30,928
Total liabilities	1,683,316	1,706,519

STOCKHOLDERS' EQUITY
Common stock: 180,000,000 shares authorized, no par value
12,186,148 shares issued and 12,094,816 outstanding as of March 31, 2007
12,117,808 shares issued and 12,031,023 outstanding as of December 31, 2006	1,453	1,453
Additional paid-in capital	17,553	16,525
Retained earnings	119,758	116,516
Accumulated other comprehensive loss	(2,578)	(3,178)
Treasury stock, at cost (2007 - 91,332 shares, 2006 - 86,785 shares)	(1,242)	(1,129)
Total stockholders' equity	134,944	130,187
Total liabilities and stockholders' equity	$1,818,260	$1,836,706

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2007 and 2006

(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended
	March 31,
	2007	2006
NET INTEREST INCOME
Interest and fees on loans
Taxable	$24,720	$20,674
Tax exempt	50	58
Interest and dividends on securities
Taxable	2,678	2,561
Tax exempt	602	607
Interest on short-term investments	208	73
Total interest income	28,258	23,973

Interest on deposits	13,098	8,724
Interest on borrowings
Short-term	1,430	1,802
Long-term	632	587
Total interest expense	15,160	11,113

NET INTEREST INCOME	13,098	12,860

Provision for loan losses	641	453

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	12,457	12,407

NONINTEREST INCOME
Wealth advisory and investment brokerage fees	932	905
Service charges on deposit accounts	1,632	1,673
Loan, insurance and service fees	581	573
Merchant card fee income	622	580
Other income	493	513
Net gains on sales of real estate mortgage loans held for sale	165	152
Net securities gains (losses)	36	2
Total noninterest income	4,461	4,398

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2007 and 2006

(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended
	March 31,
	2007	2006
NONINTEREST EXPENSE
Salaries and employee benefits	5,855	5,489
Net occupancy expense	674	609
Equipment costs	445	455
Data processing fees and supplies	659	550
Credit card interchange	389	358
Other expense	2,106	2,289
Total noninterest expense	10,128	9,750

INCOME BEFORE INCOME TAX EXPENSE	6,790	7,055

Income tax expense	2,032	2,405

NET INCOME	$4,758	$4,650

Other comprehensive income/loss, net of tax:
Unrealized gain/(loss) on available for sale securities	600	(1,495)

TOTAL COMPREHENSIVE INCOME	$5,358	$3,155

BASIC WEIGHTED AVERAGE COMMON SHARES	12,159,768	12,013,830

BASIC EARNINGS PER COMMON SHARE	$0.39	$0.39

DILUTED WEIGHTED AVERAGE COMMON SHARES	12,419,975	12,340,770

DILUTED EARNINGS PER COMMON SHARE	$0.38	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2007 and 2006

(in thousands)

(Unaudited)

(Page 1 of 2)

	2007	2006
Cash flows from operating activities:
Net income	$4,758	$4,650
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	410	420
Provision for loan losses	641	453
Amortization of intangible assets	51	52
Amortization of loan servicing rights	108	117
Net change in loan servicing rights valuation allowance	(18)	(27)
Loans originated for sale	(11,435)	(7,713)
Net gain on sales of loans	(165)	(152)
Proceeds from sale of loans	12,595	7,150
Net (gain) loss on sale of premises and equipment	(4)	1
Net gain on sales of securities available for sale	(36)	(2)
Net securities amortization	239	340
Stock compensation expense	45	13
Earnings on life insurance	(171)	(176)
Net change:
Accrued income receivable	421	110
Accrued expenses payable	2,572	2,407
Other assets	(101)	(82)
Other liabilities	101	(63)
Total adjustments	5,253	2,848
Net cash from operating activites	10,011	7,498

Cash flows from investing activities:
Proceeds from sale of securities available for sale	$13,530	$8,405
Proceeds from maturities, calls and principal paydowns of
securities available for sale	8,798	12,269
Purchases of securities available for sale	(23,668)	(23,112)
Purchase of life insurance	(112)	(110)
Net increase in total loans	(24,435)	(26,440)
Proceeds from sales of land, premises and equipment	60	43
Purchases of land, premises and equipment	(699)	(272)
Net cash from investing activities	(26,526)	(29,217)

(Continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2007 and 2006

(in thousands)

(Unaudited)

(Page 2 of 2)

	2007	2006
Cash flows from financing activities:
Net increase in total deposits	22,237	53,500
Net increase (decrease) in short-term borrowings	(47,999)	(48,845)
Payments on long-term borrowings	(1)	(1)
Dividends paid	(1,516)	(1,376)
Proceeds from stock option exercise	870	828
Purchase of treasury stock	(113)	(88)
Net cash from financing activities	(26,522)	4,018
Net change in cash and cash equivalents	(43,037)	(17,701)
Cash and cash equivalents at beginning of the period	119,699	82,679
Cash and cash equivalents at end of the period	$76,662	$64,978
Cash paid during the period for:
Interest	$13,174	$9,768
Income taxes	0	75

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(In thousands)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

This report is filed for Lakeland Financial Corporation (the “Company”) and its wholly-owned subsidiary, Lake City Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated in consolidation. Also included is the Bank’s wholly-owned subsidiary, LCB Investments II, Inc. (“LCB Investments”). LCB Investments also owns LCB Funding, Inc. (“LCB Funding”), a real estate investment trust.

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The 2006 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in Treasury Stock for 2007 and 2006 reflect the acquisition of 91,332 and 86,785 shares, respectively of Lakeland Financial Corporation common stock that have been purchased under a directors’ deferred compensation plan. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

NOTE 3. LOANS

	March 31,	December 31,
	2007	2006
Commercial and industrial loans	$ 990,404	$ 946,767
Agri-business and agricultural loans	117,169	139,644
Real estate mortgage loans	107,236	100,540
Real estate construction loans	6,578	8,636
Installment loans and credit cards	156,628	158,310
Subtotal	1,378,015	1,353,897
Less: Allowance for loan losses	(14,758)	(14,463)
Net deferred loan fees	(89)	(60)
Loans, net	$ 1,363,168	$ 1,339,374

Impaired loans	$ 13,226	$ 13,333

Non-performing loans	$ 13,772	$ 14,119

Allowance for loan losses to total loans	1.07%	1.07%

Changes in the allowance for loan losses are summarized as follows:

	Three Months Ended
	March 31,
	2007	2006
Balance at beginning of period	$ 14,463	$ 12,774
Provision for loan losses	641	453
Charge-offs	(458)	(33)
Recoveries	112	42
Net loans charged-off	(346)	9
Balance at end of period	$ 14,758	$ 13,236

NOTE 4. SECURITIES

The fair values of securities available for sale were as follows:

	March 31,	December 31,
	2007	2006
U.S. Treasury securities	$ 1,173	$ 965
U.S. Government agencies	33,634	30,525
Mortgage-backed securities	209,119	210,000
State and municipal securities	54,343	54,701
Total	$ 298,269	$ 296,191

As of March 31, 2007, net unrealized losses on the total securities available for sale portfolio totaled $2.0 million. As of December 31, 2006, net unrealized losses on the total securities available for sale portfolio totaled $2.9 million. Management considers the unrealized losses to be market driven and no loss is expected to be realized unless the securities are sold. All of the securities are backed by the U.S. Government, government agencies, government sponsored agencies or are A rated or better, except for certain non-local municipal securities. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed are being received. There are no concerns of credit losses and there is nothing to indicate that full principal will not be received. Management considers the unrealized losses to be market driven, and no loss is expected to be realized unless the securities are sold. The Company does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, the current intent and ability is to hold them until a recovery in fair value or maturity.

NOTE 5. EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	Pension Benefits		SERP Benefits
	2007	2006	2007	2006
Service cost	$ 0	$ 0	$ 0	$ 0
Interest cost	35	36	19	19
Expected return on plan assets	(43)	(42)	(23)	(23)
Recognized net actuarial loss	11	11	14	13
Net pension expense	$ 3	$ 5	$ 10	$ 9

The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $35,000 to its pension plan and $59,000 to its SERP plan in 2007. As of March 31, 2007, $59,000 had been contributed to the SERP plan and $0 to the pension plan. The Company presently anticipates contributing $35,000 to its pension plan in 2007.

NOTE 6. NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, on January 1, 2007. FIN 48 requires that realization of an uncertain income tax position be “more likely than not” before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the largest amount more likely than not to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The adoption of this standard did not have an impact on the financial statements of the Company. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return and a combined unitary return in the state of Indiana. These returns are subject to examinations by taxing authorities for all years after 2002.

The Company adopted FASB Statement of Financial Accounting Standards No. 156 (SFAS No. 156), Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140, on January 1, 2007. SFAS No. 156 requires the recognition of a servicing asset or servicing liability when entering into a servicing contract to service a financial asset and requires all separately recognized servicing assets and liabilities to be initially measured at fair value. Further SFAS No. 156 permits a choice of subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities between the current amortization method and the fair value measurement method. At initial adoption, SFAS No. 156 permits a one time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided the securities are identified in some manner as offsetting the exposure to changes in fair value of servicing assets or servicing liabilities that are subsequently measured at fair value. Finally, SFAS No. 156 requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have a material impact on the Company’s financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 159 on January 1, 2008, and does not expect the adoption to have a material impact on the financial statements.

NOTE 7. RECLASSIFICATIONS

Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassification had no effect on net income or stockholders’ equity as previously reported.

Part 1

LAKELAND FINANCIAL CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

and

RESULTS OF OPERATIONS

March 31, 2007

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in northern Indiana. The Company earned $4.8 million for the first three months of 2007, versus $4.7 million in the same period of 2006, an increase of 2.3%. The increase was driven by a $238,000 increase in net interest income as well as an increase of $63,000 in noninterest income. Offsetting these positive impacts was an increase of $378,000 in noninterest expense as well as an increase of $188,000 in the provision for loan losses. Basic earnings per share for the first three months of 2007 and 2006 were $0.39 per share. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the first three months of 2007 and 2006 were $0.38 per share.

RESULTS OF OPERATIONS

Net Interest Income

For the three-month period ended March 31, 2007, net interest income totaled $13.1 million, an increase of 1.9%, or $238,000, versus the first three months of 2006. Net interest income increased in the three-month period of 2007 versus the comparable period of 2006, primarily due to a $160.6 million, or 10.7%, increase in average earning assets to $1.665 billion.

Given the Company’s mix of interest earning assets and interest bearing liabilities at March 31, 2007, the Company would generally be considered to have a slightly asset-sensitive balance sheet, although the current interest rate environment has countered the asset-sensitive nature of the balance sheet. An asset-sensitive balance sheet structure would normally be expected to produce a stable or improving net interest margin in a rising rate environment. As the Company’s balance sheet has become more neutral in structure, management believes that future rate movements will have less impact on net interest margin than historically. In addition, the Company’s mix of deposits has shifted to more reliance on certificates of deposits, specifically public fund deposits and brokered deposits, which generally carry a higher interest rate cost than other types of interest bearing deposits.

During the first three months of 2007, total interest and dividend income increased by $4.3 million, or 17.9%, to $28.3 million, versus $24.0 million during the first three months of 2006. This increase was primarily the result of an increase in average earning assets, as well as general increases in interest rates. The tax equivalent yield on average earning assets increased by 41 basis points to 7.0% for the three-month period ended March 31, 2007 versus the same period of 2006.

During the first three months of 2007, loan interest income increased by $4.0 million, or 19.5%, to $24.7 million, versus $20.7 million during the first three months of 2006. The increase was driven by a $147.5 million, or 12.2%, increase in average daily loan balances, as well as a 45 basis point increase in the tax equivalent yield on loans to 7.4%, versus 7.0% in the first three months of 2006.

The average daily securities balances for the first three months of 2007 increased $4.1 million, or 1.4%, to $295.7 million, versus $291.6 million for the same period of 2006. During the same periods, income from securities increased by $112,000, or 3.5%, to $3.3 million versus $3.2 million during the first three months of 2006. The increase was primarily the result of a 6 basis point increase in the tax equivalent yield on securities, to 4.9% versus 4.8% in the first three months of 2006.

Total interest expense increased $4.0 million, or 36.4%, to $15.2 million for the three-month period ended March 31, 2007, from $11.1 million for the comparable period in 2006. The increase was primarily the result of a 77 basis point increase in the Company’s daily cost of funds to 3.8%, versus 3.0% for the same period of 2006. Increases in total deposits also contributed to increases in total interest expense over the three-month period.

On an average daily basis, total deposits (including demand deposits) increased $179.0 million, or 14.0%, to $1.454 billion for the three-month period ended March 31, 2007, versus $1.275 billion during the same period in 2006. On an average daily basis, non-interest bearing demand deposits decreased to $216.5 million for the three-month period ended March 31, 2007, versus $216.9 million for the same period in 2006. On an average daily basis, interest bearing transaction accounts increased $20.9 million, or 6.0%, to $370.2 million for the three-month period ended March 31, 2007, versus the same period in 2006. When comparing the three months ended March 31, 2007 with the same period of 2006, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $160.1 million, primarily as a result of increases in public fund deposits and certificates of deposit of $100,000 or more. The rate paid on time deposit accounts increased 93 basis points to 5.1% for the three-month period ended March 31, 2007, versus the same period in 2006.

Due to strong loan growth and additional relationship opportunities, the Company continues to focus on public fund deposits as a core funding strategy. In addition, the Company has introduced brokered certificates of deposit to the funding mix as a result of loan growth. On an average daily basis, total brokered certificates of deposit increased $18.1 million to $90.8 million for the three-month period ended March 31, 2007, versus $72.7 million for the same period in 2006. On an average daily basis, total public fund certificates of deposit increased $56.2 million to $291.8 million for the three-month period ended March 31, 2007, versus $235.6 million for the same period in 2006.

Average daily balances of borrowings were $170.9 million during the three months ended March 31, 2007, versus $216.9 million during the same period of 2006, and the rate paid on borrowings increased 47 basis points to 4.9%. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 3.8%, when comparing the three-month period ended March 31, 2007 versus the same period in 2006. The following tables set forth consolidated information regarding average balances and rates:

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Three Months Ended March 31,
		2007			2006
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 1,349,219	$ 24,720	7.43%	$ 1,200,724	$ 20,674	6.98%
Tax exempt (1)	4,159	58	5.66	5,125	71	5.65
Investments: (1)
Available for sale	295,706	3,544	4.86	291,636	3,452	4.80
Short-term investments	15,092	199	5.35	3,321	37	4.52
Interest bearing deposits	762	9	4.79	3,575	36	4.08

Total earning assets	1,664,938	28,530	6.95%	1,504,381	24,270	6.54%

Nonearning assets:
Cash and due from banks	43,469	0		56,499	0
Premises and equipment	25,400	0		24,498	0
Other nonearning assets	52,300	0		48,234	0
Less allowance for loan losses	(14,556)	0		(12,942)	0

Total assets	$ 1,771,551	$ 28,530		$ 1,620,670	$ 24,270

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2007 and 2006. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended March 31, 2007 and 2006, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Three Months Ended March 31,
		2007			2006
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
Savings deposits	$ 66,196	$ 34	0.21%	$ 67,885	$ 35	0.21%
Interest bearing checking accounts	370,242	2,996	3.28	349,310	2,095	2.43
Time deposits:
In denominations under $100,000	277,477	3,238	4.73	247,814	2,261	3.70
In denominations over $100,000	523,627	6,830	5.29	393,225	4,333	4.47
Miscellaneous short-term borrowings	139,887	1,430	4.15	185,922	1,802	3.93
Long-term borrowings	30,972	632	8.28	30,973	587	7.69

Total interest bearing liabilities	1,408,401	15,160	4.37%	1,275,129	11,113	3.53%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	216,541	0		216,855	0
Other liabilities	14,702	0		12,680	0
Stockholders' equity	131,907	0		116,006	0
Total liabilities and stockholders'
equity	$ 1,771,551	$ 15,160		$ 1,620,670	$ 11,113

Net interest differential - yield on
average daily earning assets		$ 13,370	3.25%		$ 13,157	3.54%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, provisions for losses on loans of $641,000 were recorded during the three-month period ended March 31, 2007, versus provisions of $453,000 recorded during the same period of 2006. Factors impacting the provision included the amount and status of classified credits, the level of charge-offs, management’s overall view on current credit quality, the amount and status of impaired loans and the amount and status of past due accruing loans (90 days or more), as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

Noninterest income categories for the three-month periods ended March 31, 2007 and 2006 are shown in the following table:

	Three Months Ended
	March 31,
			Percent
	2007	2006	Change

Wealth advisory and investment brokerage fees	$ 932	$ 905	3.0%
Service charges on deposit accounts	1,632	1,673	(2.5)
Loan, insurance and service fees	581	573	1.4
Merchant card fee income	622	580	7.2
Other income	493	513	(3.9)
Net gains on sales of real estate mortgage
loans held for sale	165	152	8.6
Net securities gains (losses)	36	2	1,700.0
Total noninterest income	$ 4,461	$ 4,398	1.4%

Noninterest income increased $63,000, or 1.4%, for the three-month period ended March 31, 2007, versus the same period in 2006. Wealth advisory and brokerage income increased by $27,000 in the three-month period ended March 31, 2007, primarily due to an increase in wealth advisory fees. Merchant card fee income increased by $42,000 driven by higher volume activity in interchange and merchant fees. Partially offsetting these increases were decreases in service charges on deposit accounts. This decline was driven by decreases in account analysis service charges on commercial checking accounts.

Noninterest Expense

Noninterest expense categories for the three-month periods ended March 31, 2007 and 2006 are shown in the following table:

	Three Months Ended
	March 31,
			Percent
	2007	2006	Change

Salaries and employee benefits	$ 5,855	$ 5,489	6.7%
Net occupancy expense	674	609	10.7
Equipment costs	445	455	(2.2)
Data processing fees and supplies	659	550	19.8
Credit card interchange	389	358	8.7
Other expense	2,106	2,289	(8.0)
Total noninterest expense	$10,128	$ 9,750	3.9%

Noninterest expense increased $378,000, or 3.9%, in the three-month period ended March 31, 2007 versus the same period of 2006. Driving this increase were salaries and employee benefits, which increased $366,000, in the three-month period ended March 31, 2007. The increases were due largely to staff additions, normal salary increases, increased incentive based compensation and higher health care costs. Net occupancy expense increased due to higher maintenance and repair costs associated with an unusually harsh winter. In addition, data processing fees and supplies increased due to higher software license and maintenance fees. Offsetting these increases were decreases in other expense due to reduced advertising expense.

Income Tax Expense

Income tax expense decreased $373,000, or 15.5%, for the first three months of 2007, compared to the same period in 2006. The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, decreased to 29.9% during the first three months of 2007 compared to 34.1% during the same period of 2006. The decrease was driven by the formation of a real estate investment trust during the fourth quarter of 2006, which provides the Company with an alternative vehicle for raising capital should the need arise. Additionally, the ownership structure of this real estate investment trust provides certain state income tax benefits which also lowered the Company’s effective tax rate.

CRITICAL ACCOUNTING POLICIES

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances which could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of mortgage servicing rights. The Company’s critical accounting policies are discussed in detail in the Annual Report for the year ended December 31, 2006 (incorporated by reference as part of the Company’s 10-K filing).

FINANCIAL CONDITION

Total assets of the Company were $1.818 billion as of March 31, 2007, a decrease of $18.4 million, or 1.0%, when compared to $1.837 billion as of December 31, 2006.

Total cash and cash equivalents decreased by $43.0 million, or 36.0%, to $76.7 million at March 31, 2007 from $119.7 million at December 31, 2006.

Total securities available-for-sale increased by $2.1 million, or 0.7%, to $298.3 million at March 31, 2007 from $296.2 million at December 31, 2006. The increase was a result of a number of transactions in the securities portfolio. Securities purchases totaled $23.7 million and the fair market value of the securities portfolio increased by $941,000. A falling interest rate environment during the first quarter of 2007 drove the market value increase. Offsetting these increases were securities paydowns totaling $8.4 million, maturities, sales and calls of securities totaling $13.9 million and the amortization of premiums, net of the accretion of discounts totaling $239,000. The investment portfolio is managed to limit the Company’s exposure to risk by containing mostly collateralized mortgage obligations and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

Real estate mortgage loans held-for-sale decreased by $1.1 million, or 49.2%, to $1.1 million at March 31, 2007 from $2.2 million at December 31, 2006. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the three months ended March 31, 2007, $11.4 million in real estate mortgages were originated for sale and $12.5 million in mortgages were sold.

Total loans, excluding real estate mortgage loans held-for-sale, increased by $24.1 million, or 1.8%, to $1.378 billion at March 31, 2007 from $1.354 billion at December 31, 2006. The mix of loan types within the Company’s portfolio consisted of 81% commercial and industrial and agri-business, 8% real estate and 11% consumer loans at March 31, 2007 compared to 80% commercial and industrial and agri-business, 8% real estate and 12% consumer at December 31, 2006.

The Company has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Commercial loans represent higher dollar loans to fewer customers and this concentration may lead to a higher credit risk than other types of loans. Pricing is adjusted to manage the higher credit risk associated with these types of loans. The majority of fixed rate mortgage loans, which represent increased interest rate risk, are sold in the secondary market, as well as some variable rate mortgage loans. The remainder of the variable rate mortgage loans and a small number of fixed rate mortgage loans are retained.

The regulations of the Federal Deposit Insurance Corporation require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish specific allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At March 31, 2007, on the basis of management’s review of the loan portfolio, the Company had loans totaling $69.0 million on the classified loan list versus $69.7 million on December 31, 2006. As of March 31, 2007, the Company had $32.9 million of assets classified special mention, $35.8 million classified as substandard, $280,000 classified as doubtful and $0 classified as loss as compared to $26.9 million, $42.6 million, $100,000 and $0 at December 31, 2006.

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

The allowance for loan losses increased $295,000 from $14.5 million December 31, 2006 to $14.8 million at March 31, 2007. Pooled loan allocations increased $117,000 from $4.2 million at December 31, 2006 to $4.3 million at March 31, 2007, which was primarily a result of an increase in pooled loan balances of $24.4 million year to date. Specific loan allocations increased $259,000 from $9.7 million at December 31, 2006 to $9.9 million at March 31, 2007. This increase was primarily from increases in the specific allocations for two commercial credits. The unallocated component of the allowance for loan losses decreased $82,000 from $638,000 at December 31, 2006 to $556,000 at March 31, 2007. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions would become unfavorable certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Total impaired loans decreased by $107,000 to $13.2 million at March 31, 2007 from $13.3 million at December 31, 2006. The decrease in the impaired loans category resulted primarily from paydowns in several commercial credits. The impaired loan total included $195,000 in accruing loans at March 31, 2007. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The following table summarizes nonperforming assets at March 31, 2007 and December 31, 2006.

	March 31,	December 31,
	2007	2006
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans	$ 13,438	$ 13,820
Loans past due over 90 days and accruing	334	299
Total nonperforming loans	13,772	14,119
Other real estate	71	71
Repossessions	35	35
Total nonperforming assets	$ 13,878	$ 14,225

Total impaired loans	$ 13,226	$ 13,333

Nonperforming loans to total loans	1.00%	1.04%
Nonperforming assets to total assets	0.76%	0.77%

Total deposits increased by $22.2 million, or 1.5%, to $1.498 billion at March 31, 2007 from $1.476 billion at December 31, 2006. The increase resulted from increases of $103.1 million in certificates of deposit, $5.5 million in savings accounts and $5.3 million in “Investors’ Money Market” accounts. Offsetting these increases were declines of $87.1 million in money market transaction accounts, $4.5 million in demand deposit accounts and $42,000 in money market accounts. Total short-term borrowings decreased by $48.0 million, or 25.6%, to $139.5 million at March 31, 2007 from $187.5 million at December 31, 2006. The decrease resulted primarily from decreases of $80.0 million in other borrowings, primarily short-term advances from the Federal Home Loan Bank of Indianapolis partially offset by increases of $21.5 million in federal funds purchased and $11.3 million in securities sold under agreements to repurchase.

Total stockholders’ equity increased by $4.8 million, or 3.7%, to $134.9 million at March 31, 2007 from $130.2 million at December 31, 2006. Net income of $4.8 million, plus the increase in the accumulated other comprehensive income of $600,000, minus dividends of $1.5 million, plus $870,000 for stock issued through options exercised (including tax benefit), minus $113,000 for the cost of treasury stock purchased plus $45,000 in stock option expense, comprised most of this increase.

The FDIC’s risk based capital regulations require that all insured banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Company’s ratios continue to be above “well capitalized” levels. As of March 31, 2007, the Company’s

Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio were 9.1%, 11.0% and 12.0%, respectively.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2006. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At March 31, 2007, the Company’s potential pretax exposure was within the Company’s policy limit, and not significantly different from December 31, 2006.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the

effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2007, there were no changes to the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect its control over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

March 31, 2007

Part II - Other Information

Item 1. Legal proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. to Part I of the Company’s 2006 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 31, 2007 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

January 1-31	4,081	$ 25.06	0	$ 0
February 1-28	466	24.45	0	0
March 1-31	0	0	0	0

Total	4,547	$ 25.00	0	$ 0

(a)	The shares purchased during the periods were credited to the deferred share accounts of seven non-employee directors under the Company’s director’s deferred compensation plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)/15d-15(e) and 13(a)-15(f)/15d-15(f)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e)/15d-15(e) and 13(a)-15(f)/15d-15(f)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

March 31, 2007

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

(Registrant)

Date: May 1, 2007	/s/ Michael L. Kubacki
Michael L. Kubacki – President and Chief
Executive Officer

Date: May 1, 2007	/s/ David M. Findlay
David M. Findlay – Executive Vice President
and Chief Financial Officer

Date: May 1, 2007	/s/ Teresa A. Bartman
Teresa A. Bartman – Vice President
and Controller