Form 10-Q
period 2007-06-30
LAKELAND FINANCIAL CORP
filed 2007-08-07
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of shares of common stock outstanding at July 31, 2007: 12,193,898

LAKELAND FINANCIAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

PART I.

PART II.

PART 1

LAKELAND FINANCIAL CORPORATION

ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30, 2007 and December 31, 2006

(in thousands except for share data)

(Page 1 of 2)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$51,517	$65,252
Short-term investments	6,048	54,447
Total cash and cash equivalents	57,565	119,699

Securities available for sale (carried at fair value)	297,076	296,191
Real estate mortgage loans held for sale	647	2,175

Loans, net of allowance for loan losses of $15,351 and $14,463	1,385,622	1,339,374

Land, premises and equipment, net	25,988	25,177
Bank owned life insurance	21,106	20,570
Accrued income receivable	8,585	8,720
Goodwill	4,970	4,970
Other intangible assets	722	825
Other assets	20,537	19,005
Total assets	$1,822,818	$1,836,706

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30, 2007 and December 31, 2006

(in thousands except for share data)

(Page 2 of 2)

	June 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$240,370	$258,472
Interest bearing deposits	1,168,383	1,217,293
Total deposits	1,408,753	1,475,765

Short-term borrowings
Federal funds purchased	32,000	0
Securities sold under agreements to repurchase	108,990	106,670
U.S. Treasury demand notes	884	814
Other short-term borrowings	90,000	80,000
Total short-term borrowings	231,874	187,484

Accrued expenses payable	14,125	11,959
Other liabilities	476	338
Long-term borrowings	44	45
Subordinated debentures	30,928	30,928
Total liabilities	1,686,200	1,706,519

STOCKHOLDERS' EQUITY
Common stock: 180,000,000 shares authorized, no par value
12,192,898 shares issued and 12,100,995 outstanding as of June 30, 2007
12,117,808 shares issued and 12,031,023 outstanding as of December 31, 2006	1,453	1,453
Additional paid-in capital	17,698	16,525
Retained earnings	123,307	116,516
Accumulated other comprehensive loss	(4,585)	(3,178)
Treasury stock, at cost (2007 - 91,903 shares, 2006 - 86,785 shares)	(1,255)	(1,129)
Total stockholders' equity	136,618	130,187
Total liabilities and stockholders' equity	$1,822,818	$1,836,706

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months and Six Months Ended June 30, 2007 and 2006

(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
NET INTEREST INCOME
Interest and fees on loans
Taxable	$25,727	$22,463	$50,447	$43,137
Tax exempt	30	74	80	132
Interest and dividends on securities
Taxable	2,786	2,437	5,464	4,998
Tax exempt	618	595	1,220	1,202
Interest on short-term investments	98	274	306	347
Total interest income	29,259	25,843	57,517	49,816

Interest on deposits	13,200	10,753	26,298	19,477
Interest on borrowings
Short-term	1,744	1,394	3,174	3,196
Long-term	634	629	1,266	1,216
Total interest expense	15,578	12,776	30,738	23,889

NET INTEREST INCOME	13,681	13,067	26,779	25,927

Provision for loan losses	906	639	1,547	1,092

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	12,775	12,428	25,232	24,835

NONINTEREST INCOME
Wealth advisory fees	856	716	1,545	1,283
Investment brokerage fees	516	291	759	629
Service charges on deposit accounts	1,833	1,907	3,465	3,580
Loan, insurance and service fees	663	625	1,244	1,198
Merchant card fee income	626	568	1,248	1,148
Other income	445	507	938	1,020
Net gains on sales of real estate mortgage loans held for sale	199	178	364	330
Net securities gains (losses)	0	(56)	36	(54)
Total noninterest income	5,138	4,736	9,599	9,134

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months and Six Months Ended June 30, 2007 and 2006

(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
NONINTEREST EXPENSE
Salaries and employee benefits	5,819	5,525	11,674	11,014
Net occupancy expense	638	612	1,312	1,221
Equipment costs	468	460	913	915
Data processing fees and supplies	723	593	1,382	1,143
Credit card interchange	425	388	814	746
Other expense	2,153	2,276	4,259	4,565
Total noninterest expense	10,226	9,854	20,354	19,604

INCOME BEFORE INCOME TAX EXPENSE	7,687	7,310	14,477	14,365

Income tax expense	2,432	2,528	4,464	4,933

NET INCOME	$5,255	$4,782	$10,013	$9,432

Other comprehensive income/loss, net of tax:
Amortization of net actuarial loss on pension and SERP plans	30	0	30	0
Unrealized gain/(loss) on available for sale securities	(2,036)	(785)	(1,436)	(2,280)

TOTAL COMPREHENSIVE INCOME	$3,249	$3,997	$8,607	$7,152

BASIC WEIGHTED AVERAGE COMMON SHARES	12,189,997	12,065,143	12,174,966	12,039,628

BASIC EARNINGS PER COMMON SHARE	$0.43	$0.40	$0.82	$0.78

DILUTED WEIGHTED AVERAGE COMMON SHARES	12,421,178	12,365,933	12,420,834	12,353,954

DILUTED EARNINGS PER COMMON SHARE	$0.42	$0.39	$0.81	$0.76

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2007 and 2006

(in thousands)

(Unaudited)

(Page 1 of 2)

	2007	2006
Cash flows from operating activities:
Net income	$10,013	$9,432
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	823	835
Provision for loan losses	1,547	1,092
Amortization of intangible assets	103	104
Amortization of loan servicing rights	210	228
Net change in loan servicing rights valuation allowance	(45)	(58)
Loans originated for sale	(23,819)	(18,852)
Net gain on sales of loans	(364)	(330)
Proceeds from sale of loans	25,517	19,193
Net (gain) loss on sale of premises and equipment	(4)	2
Net loss on sales of securities available for sale	(36)	54
Net securities amortization	353	617
Stock compensation expense	90	94
Earnings on life insurance	(408)	(353)
Net change:
Accrued income receivable	135	(229)
Accrued expenses payable	2,195	4,027
Other assets	(539)	(3,900)
Other liabilities	264	(1,453)
Total adjustments	6,022	1,071
Net cash from operating activities	16,035	10,503

Cash flows from investing activities:
Proceeds from sale of securities available for sale	$13,530	$19,666
Proceeds from maturities, calls and principal paydowns of
securities available for sale	19,361	27,511
Purchases of securities available for sale	(36,493)	(49,122)
Purchase of life insurance	(128)	(126)
Net increase in total loans	(47,795)	(77,654)
Proceeds from sales of land, premises and equipment	60	48
Purchases of land, premises and equipment	(1,690)	(554)
Net cash from investing activities	(53,155)	(80,231)

(Continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2007 and 2006

(in thousands)

(Unaudited)

(Page 2 of 2)

	2007	2006
Cash flows from financing activities:
Net increase (decrease) in total deposits	(67,012)	141,835
Net increase (decrease) in short-term borrowings	44,390	(55,692)
Payments on long-term borrowings	(1)	(1)
Dividends paid	(3,222)	(2,884)
Proceeds from stock option exercise	957	1,272
Purchase of treasury stock	(126)	(98)
Net cash from financing activities	(25,014)	84,432
Net change in cash and cash equivalents	(62,134)	14,704
Cash and cash equivalents at beginning of the period	119,699	82,679
Cash and cash equivalents at end of the period	$57,565	$97,383
Cash paid during the period for:
Interest	$27,815	$21,835
Income taxes	4,392	5,535

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The 2006 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in Treasury Stock for 2007 and 2006 reflect the acquisition of 91,903 and 86,785 shares, respectively of Lakeland Financial Corporation common stock that have been purchased under a directors’ deferred compensation plan. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

NOTE 3. LOANS

	June 30,	December 31,
	2007	2006
Commercial and industrial loans	$ 896,399	$ 847,233
Commercial real estate - multifamily loans	15,395	17,351
Commercial real estate construction loans	78,940	82,183
Agri-business and agricultural loans	132,803	139,644
Residential real estate mortgage loans	118,564	109,176
Home equity loans	105,942	104,506
Installment loans and other consumer loans	52,911	53,804
Subtotal	1,400,954	1,353,897
Less: Allowance for loan losses	(15,351)	(14,463)
Net deferred loan (fees)/costs	19	(60)
Loans, net	$ 1,385,622	$ 1,339,374

Impaired loans	$ 14,807	$ 13,333

Non-performing loans	$ 15,267	$ 14,119

Allowance for loan losses to total loans	1.10%	1.07%

Changes in the allowance for loan losses are summarized as follows:

	Six Months Ended
	June 30,
	2007	2006
Balance at beginning of period	$ 14,463	$ 12,774
Provision for loan losses	1,547	1,092
Charge-offs	(829)	(130)
Recoveries	170	56
Net loans charged-off	(659)	(74)
Balance at end of period	$ 15,351	$ 13,792

NOTE 4. SECURITIES

The fair values of securities available for sale were as follows:

	June 30,	December 31,
	2007	2006
U.S. Treasury securities	$ 1,167	$ 965
U.S. Government agencies	33,535	30,525
Mortgage-backed securities	208,361	210,000
State and municipal securities	54,013	54,701
Total	$ 297,076	$ 296,191

As of June 30, 2007, net unrealized losses on the total securities available for sale portfolio totaled $5.3 million. As of December 31, 2006, net unrealized losses on the total securities available for sale portfolio totaled $2.9 million. Management considers the unrealized losses to be market driven and no loss is expected to be realized unless the securities are sold. All of the securities are backed by the U.S. Government, government agencies, government sponsored agencies or are A rated or better, except for certain non-local municipal securities. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed are being received. There are no concerns of credit losses and there is nothing to indicate that full principal will not be received. The Company does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, the current intent and ability is to hold them until a recovery in fair value or maturity.

NOTE 5. EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Six Months Ended June 30,
	Pension Benefits		SERP Benefits
	2007	2006	2007	2006
Service cost	$ 0	$ 0	$ 0	$ 0
Interest cost	70	72	37	38
Expected return on plan assets	(86)	(84)	(46)	(46)
Recognized net actuarial loss	22	22	28	26
Net pension expense	$ 6	$ 10	$ 19	$ 18

	Three Months Ended June 30,
	Pension Benefits		SERP Benefits
	2007	2006	2007	2006
Service cost	$ 0	$ 0	$ 0	$ 0
Interest cost	35	36	18	19
Expected return on plan assets	(43)	(42)	(23)	(23)
Recognized net actuarial loss	11	11	14	13
Net pension expense	$ 3	$ 5	$ 9	$ 9

The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $35,000 to its pension plan and $59,000 to its SERP plan in 2007. As of June 30, 2007, $59,000 had been contributed to the SERP plan and $104,000 to the pension plan. The Company does not anticipate making any additional contributions to its pension plan or SERP plan during the remainder of 2007.

NOTE 6. NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, on January 1, 2007. FIN 48 requires that realization of an uncertain income tax position be “more likely than not” before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the largest amount more likely than not to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The adoption of this standard did not have an impact on the financial statements of the Company. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007. As of June 30, 2007 the Company had accrued $45,000 of unrecognized tax benefits. The Company and its subsidiaries file a consolidated U.S. federal income tax return and a combined unitary return in the state of Indiana. These returns are subject to examinations by taxing authorities for all years after 2002.

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

Part 1

LAKELAND FINANCIAL CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

and

RESULTS OF OPERATIONS

June 30, 2007

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in northern Indiana. The Company earned $10.0 million for the first six months of 2007, versus $9.4 million in the same period of 2006, an increase of 6.2%. The increase was driven by an $852,000 increase in net interest income as well as an increase of $465,000 in noninterest income. Offsetting these positive impacts was an increase of $750,000 in noninterest expense as well as an increase of $455,000 in the provision for loan losses. Basic earnings per share for the first six months of 2007 were $0.82 per share, versus $0.78 per share for the first six months of 2006. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the first six months of 2007 were $0.81 per share, versus $0.76 for the first six months of 2006.

Net income for the second quarter of 2007 was $5.3 million, an increase of 9.9% versus $4.8 million for the comparable period of 2006. The increase was driven by a $614,000 increase in net interest income, as well as a $402,000 increase in noninterest income. Offsetting these positive impacts was an increase of $372,000 in noninterest expense as well as an increase of $267,000 in the provision for loan losses. Basic earnings per share for the second quarter of 2007 were $0.43 per share, versus $0.40 per share for the second quarter of 2006. Diluted earnings per share for the second quarter of 2007 were $0.42 per share, versus $0.39 per share for the second quarter of 2006.

RESULTS OF OPERATIONS

Net Interest Income

For the six-month period ended June 30, 2007, net interest income totaled $26.8 million, an increase of 3.3%, or $852,000, versus the first six months of 2006. Net interest income increased in the six-month period of 2007 versus the comparable period of 2006, primarily due to a $143.0 million, or 9.3%, increase in average earning assets to $1.679 billion. For the three-month period ended June 30, 2007, net interest income totaled $13.7 million, an increase of 4.7%, or $614,000. This increase was driven by a $125.6 million, or 8.0% increase in average earning assets.

Given the Company’s mix of interest earning assets and interest bearing liabilities at June 30, 2007, the Company would generally be considered to have a slightly asset-sensitive balance sheet, although the current interest rate environment has countered the asset-sensitive nature of the balance sheet. An asset-sensitive balance sheet structure would normally be expected to produce a stable or improving net interest margin in a rising rate environment. As the Company’s balance sheet has become more neutral in structure, management believes that future rate movements will have less impact on net interest margin than historically. In addition, the Company’s mix of deposits has shifted to more reliance on certificates of deposits, specifically public fund deposits and brokered deposits, which generally carry a higher interest rate cost than other types of interest bearing deposits.

During the first six months of 2007, total interest and dividend income increased by $7.7 million, or 15.5%, to $57.5 million, versus $49.8 million during the first six months of 2006. During the second quarter of 2007, interest and dividend income increased by $3.4 million, or 13.2%, to $29.3 million, versus $25.8 million during the same quarter of 2006. These increases were primarily the result of an increase in average earning assets, as well as general increases in interest rates. The tax equivalent yield on average earning assets increased by 36 basis points to 7.0% for the six-month period ended June 30, 2007 versus the same period of 2006. For the second quarter of 2007, the yield increased 32 basis points to 7.0%, versus 6.7% for the second quarter of 2006.

During the first six months of 2007, loan interest income increased by $7.3 million, or 16.8%, to $50.5 million, versus $43.3 million during the first six months of 2006. The increase was driven by a $140.4 million, or 11.4%, increase in average daily loan balances, as well as a 34 basis point increase in the tax equivalent yield on loans to 7.4%, versus 7.1% in the first six months of 2006. During the second quarter of 2007, loan interest income increased $3.2 million, or 14.3%, to $25.8 million, versus $22.5 million during the second quarter of 2006. The increase was driven by a $133.3 million, or 10.6%, increase in average daily loan balances as well as a 23 basis point increase in the tax equivalent yield on loans to 7.5%, versus 7.2% in the second quarter of 2006.

The average daily securities balances for the first six months of 2007 increased $5.6 million, or 1.9%, to $297.6 million, versus $292.0 million for the same period of 2006. During the same periods, income from securities increased by $484,000, or 7.8%, to $6.7 million versus $6.2 million during the first six months of 2006. The increase was primarily the result of a 23 basis point increase in the tax equivalent yield on securities, to 4.9%, versus 4.7% in the first six months of 2006. The average daily securities balances for the second quarter of 2007 increased $7.2 million, or 2.5%, to $299.5 million, versus $292.3 million for the same period of 2006. During the second quarter of 2007, income from securities was $3.4 million, an increase of $372,000, or 12.2%, versus the second quarter of 2006. The increase was primarily the result of a 39 basis point increase in the tax equivalent yield on securities to 4.9%, versus 4.5% in the second quarter of 2006.

Total interest expense increased $6.8 million, or 28.7%, to $30.7 million for the six-month period ended June 30, 2007, from $23.9 million for the comparable period in 2006. The increase was primarily the result of a 63 basis point increase in the Company’s daily cost of funds to 3.8%, versus 3.1% for the same period of 2006. Total interest expense increased $2.8 million, or 21.9%, to $15.6 million for the second quarter of 2007, versus $12.8 million for the second quarter of 2006. The increase was primarily the result of a 50 basis point increase in the Company’s daily cost of funds to 3.8%, from 3.3% for the same period of 2006. Increases in total deposits also contributed to increases in total interest expense over the six-month and three-month periods.

On an average daily basis, total deposits (including demand deposits) increased $121.3 million, or 9.1%, to $1.450 billion for the six-month period ended June 30, 2007, versus $1.329 billion during the same period in

2006. The average daily balances for the second quarter of 2007 increased $64.3 million, or 4.7%, to $1.447 billion from $1.382 billion during the second quarter of 2006. On an average daily basis, non-interest bearing demand deposits increased to $221.9 million for the six-month period ended June 30, 2007, versus $220.0 million for the same period in 2006. The average daily noninterest bearing demand deposit balances for the second quarter of 2007 were $227.3 million, versus $223.1 million for the second quarter of 2006. On an average daily basis, interest bearing transaction accounts increased $5.4 million, or 1.4%, to $383.7 million for the six-month period ended June 30, 2007, versus the same period in 2006. Average daily interest bearing transaction accounts decreased $10.0 million, or 2.5%, to $397.0 million for the second quarter of 2007, versus $407.0 million for the second quarter of 2006. When comparing the six months ended June 30, 2007 with the same period of 2006, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $115.2 million, primarily as a result of increases in public fund deposits and certificates of deposit of $100,000 or more. The rate paid on time deposit accounts increased 78 basis points to 5.1% for the six-month period ended June 30, 2007, versus the same period in 2006. During the second quarter of 2007, the average daily balance of time deposits increased $70.8 million, and the rate paid increased 65 basis points to 5.1%, versus the second quarter of 2006.

Due to strong loan growth and additional relationship opportunities, the Company continues to focus on public fund deposits as a core funding strategy. In addition, the Company has introduced brokered certificates of deposit to the funding mix as a result of loan growth. On an average daily basis, total brokered certificates of deposit increased $7.0 million to $67.5 million for the six-month period ended June 30, 2007, versus $60.5 million for the same period in 2006. During the second quarter of 2007, average daily brokered certificates of deposit were $44.5 million, versus $48.4 million during the second quarter of 2006. On an average daily basis, total public fund certificates of deposit increased $32.0 million to $285.0 million for the six-month period ended June 30, 2007, versus $253.0 million for the same period in 2006. During the second quarter of 2007, average daily public fund certificates of deposit were $278.2 million, versus $270.2 million during the second quarter of 2006.

Average daily balances of borrowings were $187.7 million during the six months ended June 30, 2007, versus $195.2 million during the same period of 2006, and the rate paid on borrowings increased 21 basis points to 4.8%. During the second quarter of 2007 the average daily balances of borrowings increased $30.5 million to $204.3 million, versus $173.8 million for the same period of 2006. The rate on borrowings was unchanged at 4.7% for the second quarters of 2007 and 2006. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 7.5% and 6.1%, respectively, when comparing the six-month and three-month periods ended June 30, 2007 versus the same periods in 2006. The following tables set forth consolidated information regarding average balances and rates:

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Six Months Ended June 30,
		2007			2006
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 1,366,763	$ 50,447	7.44%	$ 1,223,712	$ 43,137	7.11%
Tax exempt (1)	3,132	95	6.11	5,802	159	5.53
Investments: (1)
Available for sale	297,591	7,216	4.89	291,972	6,747	4.66
Short-term investments	10,230	271	5.34	11,693	282	4.86
Interest bearing deposits	1,492	35	4.73	3,035	65	4.32

Total earning assets	1,679,208	58,064	6.97%	1,536,214	50,390	6.61%

Nonearning assets:
Cash and due from banks	45,042	0		57,686	0
Premises and equipment	25,444	0		24,390	0
Other nonearning assets	52,483	0		49,768	0
Less allowance for loan losses	(14,779)	0		(13,196)	0

Total assets	$ 1,787,398	$ 58,064		$ 1,654,862	$ 50,390

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2007 and 2006. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the six months ended June 30, 2007 and 2006, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Six Months Ended June 30,
		2007			2006
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 67,630	$ 70	0.21%	$ 68,773	$ 72	0.21%
Interest bearing checking accounts	383,678	6,521	3.43	378,311	5,187	2.76
Time deposits:
In denominations under $100,000	284,123	6,739	4.78	255,831	4,858	3.83
In denominations over $100,000	493,077	12,968	5.30	406,181	9,360	4.65
Miscellaneous short-term borrowings	156,710	3,174	4.08	164,249	3,196	3.92
Long-term borrowings	30,972	1,266	8.24	30,973	1,216	7.92

Total interest bearing liabilities	1,416,190	30,738	4.38%	1,304,318	23,889	3.69%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	221,930	0		219,994	0
Other liabilities	15,180	0		12,838	0
Stockholders' equity	134,098	0		117,712	0
Total liabilities and stockholders'
equity	$ 1,787,398	$ 30,738		$ 1,654,862	$ 23,889

Net interest differential - yield on
average daily earning assets		$ 27,326	3.27%		$ 26,501	3.47%

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Three Months Ended June 30,
		2007			2006
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 1,384,114	$ 25,727	7.46%	$ 1,246,448	$ 22,463	7.23%
Tax exempt (1)	2,115	36	6.98	6,471	89	5.52
Investments: (1)
Available for sale	299,455	3,673	4.92	292,305	3,301	4.53
Short-term investments	5,423	72	5.33	19,973	245	4.92
Interest bearing deposits	2,215	26	4.71	2,501	29	4.65

Total earning assets	1,693,322	29,535	7.00%	1,567,698	26,127	6.68%

Nonearning assets:
Cash and due from banks	46,598	0		58,859	0
Premises and equipment	25,487	0		24,283	0
Other nonearning assets	52,663	0		51,285	0
Less allowance for loan losses	(14,999)	0		(13,446)	0

Total assets	$ 1,803,071	$ 29,535		$ 1,688,679	$ 26,127

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2007 and 2006. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended June 30, 2007 and 2006, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Three Months Ended June 30,
		2007			2006
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 69,049	$ 36	0.21%	$ 69,652	$ 37	0.21%
Interest bearing checking accounts	396,966	3,525	3.56	406,994	3,092	3.05
Time deposits:
In denominations under $100,000	290,696	3,501	4.83	263,759	2,596	3.95
In denominations over $100,000	462,863	6,138	5.32	418,994	5,028	4.81
Miscellaneous short-term borrowings	173,348	1,744	4.04	142,814	1,394	3.92
Long-term borrowings	30,972	634	8.21	30,973	629	8.15

Total interest bearing liabilities	1,423,894	15,578	4.39%	1,333,186	12,776	3.84%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	227,259	0		223,099	0
Other liabilities	15,654	0		12,994	0
Stockholders' equity	136,264	0		119,400	0
Total liabilities and stockholders'
equity	$ 1,803,071	$ 15,578		$ 1,688,679	$ 12,776

Net interest differential - yield on
average daily earning assets		$ 13,957	3.30%		$ 13,351	3.41%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, provisions for losses on loans of $1.5 million and $906,000 were recorded during the six-month and three-month periods ended June 30, 2007, versus provisions of $1.1 million and $639,000 recorded during the same periods of 2006. Factors impacting the provision included the amount and status of classified credits, the level of charge-offs, management’s overall view on current credit quality, the amount and status of impaired loans and the amount and status of past due accruing loans (90 days or more), as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

Noninterest income categories for the six-month and three-month periods ended June 30, 2007 and 2006 are shown in the following table:

	Six Months Ended
	June 30,
			Percent
	2007	2006	Change

Wealth advisory fees	$ 1,545	$ 1,283	20.4%
Investment brokerage fees	759	629	20.7
Service charges on deposit accounts	3,465	3,580	(3.2)
Loan, insurance and service fees	1,244	1,198	3.8
Merchant card fee income	1,248	1,148	8.7
Other income	938	1,020	(8.0)
Net gains on sales of real estate mortgages held for sale	364	330	10.3
Net securities gains (losses)	36	(54)	166.7
Total noninterest income	$ 9,599	$ 9,134	5.1%

	Three Months Ended
	June 30,
			Percent
	2007	2006	Change

Wealth advisory fees	$ 856	$ 716	19.6%
Investment brokerage fees	516	291	77.3
Service charges on deposit accounts	1,833	1,907	(3.9)
Loan, insurance and service fees	663	625	6.1
Merchant card fee income	626	568	10.2
Other income	445	507	(12.2)
Net gains on sales of real estate mortgages loans held for sale	199	178	11.8
Net securities gains (losses)	0	(56)	100.0
Total noninterest income	$ 5,138	$ 4,736	8.5%

Noninterest income increased $465,000 and $402,000, respectively, in the six-month and three-month periods ended June 30, 2007, versus the same periods in 2006. Driving the increases were wealth advisory fees, which increased $262,000 and $140,000, respectively, in the six-month and three-month periods ended June 30, 2007, versus the same periods in 2006. Wealth advisory fees increased due to attracting new clients as well as the increased value of certain trust assets upon which many of the fees are based. Investment brokerage fees increased $130,000 and $225,000 in the six-month and three-month periods ended June 30, 2007 due to higher trading volume. Merchant card fee income increased due to higher volume activity in interchange and merchant fees. Partially offsetting these increases were decreases in service charges on deposit accounts. This decline was driven by decreases in account analysis service charges on commercial checking accounts.

Noninterest Expense

Noninterest expense categories for the six-month and three-month periods ended June 30, 2007 and 2006 are shown in the following table:

	Six Months Ended
	June 30,
			Percent
	2007	2006	Change

Salaries and employee benefits	$ 11,674	$ 11,014	6.0%
Net occupancy expense	1,312	1,221	7.5
Equipment costs	913	915	(0.2)
Data processing fees and supplies	1,382	1,143	20.9
Credit card interchange	814	746	9.1
Other expense	4,259	4,565	(6.7)
Total noninterest expense	$ 20,354	$ 19,604	3.8%

	Three Months Ended
	June 30,
			Percent
	2007	2006	Change

Salaries and employee benefits	$ 5,819	$ 5,525	5.3%
Net occupancy expense	638	612	4.2
Equipment costs	468	460	1.7
Data processing fees and supplies	723	593	21.9
Credit card interchange	425	388	9.5
Other expense	2,153	2,276	(5.4)
Total noninterest expense	$ 10,226	$ 9,854	3.8%

Noninterest expense increased $750,000 and $372,000, respectively, in the six-month and three-month periods ended June 30, 2007 versus the same periods of 2006. Driving these increases were salaries and employee benefits, which increased $660,000 and $294,000, respectively, in the six- month and three-month periods ended June 30, 2007. The increases were due largely to staff additions, normal salary increases, increased incentive based compensation and higher health care costs. Data processing fees and supplies increased due to higher software license and maintenance fees. In addition, net occupancy expense increased due to higher maintenance and repair costs associated with an unusually harsh winter. Offsetting these increases were decreases in other expense due to reduced advertising expense.

Income Tax Expense

Income tax expense decreased $469,000, or 9.51%, for the first six months of 2007, compared to the same period in 2006. Income tax expense for the second quarter of 2007 decreased $96,000, or 3.8%, compared to the same period of 2006. The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, decreased to 30.8% during the first six months of 2007 compared to 34.3% during the same period of 2006. The combined tax expense decreased to 31.6% for the second quarter of 2007, versus 34.6% during the same period of 2006. The decreases were driven by the formation of a real estate investment trust during the fourth quarter of 2006, which provides the Company with an alternative vehicle for raising capital should the need arise. Additionally, the ownership structure of this real estate investment trust provides certain state income tax benefits which also lowered the Company’s effective tax rate.

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

FINANCIAL CONDITION

Total assets of the Company were $1.823 billion as of June 30, 2007, a decrease of $13.9 million, or 0.8%, when compared to $1.837 billion as of December 31, 2006.

Total cash and cash equivalents decreased by $62.1 million, or 51.9%, to $57.6 million at June 30, 2007 from $119.7 million at December 31, 2006.

Total securities available-for-sale increased by $885,000, or 0.3%, to $297.1 million at June 30, 2007 from $296.2 million at December 31, 2006. The increase was a result of a number of transactions in the securities portfolio. Securities purchases totaled $36.5 million. Offsetting this increase were securities paydowns totaling $18.8 million, maturities, sales and calls of securities totaling $14.0 million and the amortization of premiums, net of the accretion of discounts totaling $353,000. In addition, the fair market value of the securities portfolio decreased by $2.4 million. A rising interest rate environment during the second quarter of 2007 drove the market value decrease. The investment portfolio is managed to limit the Company’s exposure to risk by containing mostly collateralized mortgage obligations and other securities which are either directly or indirectly backed by the federal government or a local municipal government.

Real estate mortgage loans held-for-sale decreased by $1.5 million, or 70.3%, to $647,000 at June 30, 2007 from $2.2 million at December 31, 2006. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the six months ended June 30, 2007, $23.8 million in real estate mortgages were originated for sale and $25.5 million in mortgages were sold.

Total loans, excluding real estate mortgage loans held-for-sale, increased by $47.1 million, or 3.5%, to $1.401 billion at June 30, 2007 from $1.354 billion at December 31, 2006. The mix of loan types within the Company’s portfolio consisted of 80% commercial and industrial and agri-business, 16% residential real estate and home equity and 4% consumer loans at both June 30, 2007 and December 31, 2006.

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

The regulations of the Federal Deposit Insurance Corporation require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish specific allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At June 30, 2007, on the basis of management’s review of the loan portfolio, the Company had loans totaling $62.0 million on the classified loan list, which declined from $69.7 million on December 31, 2006. As of June 30, 2007, the Company had $24.0 million of assets classified special mention, $37.8 million classified as substandard, $278,000 classified as doubtful and $0 classified as loss as compared to $26.9 million, $42.6 million, $100,000 and $0 at December 31, 2006.

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

The allowance for loan losses increased $888,000 from $14.5 million December 31, 2006 to $15.4 million at June 30, 2007. Pooled loan allocations increased $298,000 from $4.2 million at December 31, 2006 to $4.5 million at June 30, 2007, which was primarily a result of an increase in pooled loan balances of $54.4 million year to date. Specific loan allocations increased $800,000 from $9.7 million at December 31, 2006 to $10.5 million at June 30, 2007. This increase was primarily from increases in the specific allocations for seven commercial credits. The unallocated component of the allowance for loan losses decreased $210,000 from $638,000 at December 31, 2006 to $428,000 at June 30, 2007. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions would become unfavorable certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Total impaired loans increased by $1.5 million to $14.8 million at June 30, 2007 from $13.3 million at December 31, 2006. The increase in the impaired loans category resulted primarily from the addition of a single commercial credit. The long-time borrower is engaged in mobile home financing and rental activities in northern Indiana. Borrower collateral, including receivables, real estate and certain mobile home units support the credit. However, there can be no assurances that full repayment of the loans will result. The impaired loan total included $194,000 in accruing loans at June 30, 2007. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The following table summarizes nonperforming assets at June 30, 2007 and December 31, 2006.

	June 30,	December 31,
	2007	2006
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans	$ 15,053	$ 13,820
Loans past due over 90 days and accruing	214	299
Total nonperforming loans	15,267	14,119
Other real estate	71	71
Repossessions	0	35
Total nonperforming assets	$ 15,338	$ 14,225

Total impaired loans	$ 14,807	$ 13,333

Nonperforming loans to total loans	1.09%	1.04%
Nonperforming assets to total assets	0.84%	0.77%

Total nonperforming assets have increased by $1.1 million, or 7.8%, to $15.3 million since December 31, 2006. Three commercial credits represent 90.8% of total nonperforming assets. The largest exposure is a $7.3 million loan to a residential and commercial real estate developer in the Fort Wayne, Indiana market. This credit became nonperforming in the third quarter of 2006. Approximately 26% of the exposure is related to residential real estate activity and the remaining 74% is uncompleted commercial development. The Company took an $800,000 charge-off related to this credit in the fourth quarter of 2006. Borrower collateral, including real estate, and personal guarantees of its principals support this credit, although there can be no assurances that full repayment of the loans will result. It is anticipated that the collateral will be transferred to other real estate prior to the conclusion of 2007. At that time, the Company will determine if the carrying value of the real estate is commensurate with the current principal amount based upon updated appraisals and other pertinent information.

A $4.6 million loan to an industrial manufacturer based in Fort Wayne represents the second largest exposure in the nonperforming category. This credit became nonperforming in the third quarter of 2004. Borrower collateral, including real estate related directly to the loan, real estate collateral pledged by principals in the business (but not related to the business), and personal guarantees of its principals support this credit, although there can be no assurances that full repayment of the loans will result. The Company is working closely with the borrower and principals to proactively manage the situation. The Company has other exposure to this borrower in the form of a performing loan which is secured by other collateral and guarantees.

The third largest exposure in the nonperforming category is a $2.0 million loan to a borrower engaged in mobile home financing and rental activities in northern Indiana. This credit became nonperforming in the second quarter of 2007. Although payments have been received as agreed, the loan is out of compliance with certain loan covenants, and there are no guarantors. The Company took a $275,000 charge-off related to this credit in the second quarter of 2007. Borrower collateral, including receivables, real estate and certain mobile home units support this credit. However, there can be no assurances that full repayment of the loan will result.

Total deposits decreased by $67.0 million, or 4.5%, to $1.409 billion at June 30, 2007 from $1.476 billion at December 31, 2006. The decrease resulted from decreases of $47.3 million in money market transaction accounts, $18.1 million in demand deposit accounts, $12.3 million in “Investors’ Money Market” accounts and $210,000 in money market accounts. Offsetting these decreases were increases of $8.5 million in certificates of deposit and $2.4 million in savings accounts. Total short-term borrowings increased by $44.4 million, or 23.7%, to $231.9 million at June 30, 2007 from $187.5 million at December 31, 2006. The increase resulted primarily from increases of $32.0 million in federal funds purchased, $10.0 million in other borrowings, primarily short-term advances from the Federal Home Loan Bank of Indianapolis and $2.3 million in securities sold under agreements to repurchase.

Total stockholders’ equity increased by $6.4 million, or 4.9%, to $136.6 million at June 30, 2007 from $130.2 million at December 31, 2006. Net income of $10.0 million, minus the decrease in the accumulated other comprehensive income of $1.4 million, minus dividends of $3.2 million, plus $957,000 for stock issued through options exercised (including tax benefit), minus $126,000 for the cost of treasury stock purchased plus $90,000 in stock option expense, comprised most of this increase.

The FDIC’s risk based capital regulations require that all insured banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0%

Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Company’s ratios continue to be above “well capitalized” levels. As of June 30, 2007, the Company’s Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio were 9.1%, 11.1% and 12.1%, respectively.

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

•	The ability of the Company to manage risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2007. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At June 30, 2007, the Company’s potential pretax exposure was within the Company’s policy limit, and not significantly different from December 31, 2006.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2007, there were no changes to the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

June 30, 2007

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 30, 2007 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

April 1-30	0	$ 0	0	$ 0
May 1-31	571	22.32	0	0
June 1-30	0	0	0	0

Total	571	$ 22.32	0	$ 0

(a)	The shares purchased during the periods were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On April 10, 2007 the Company’s annual meeting of stockholders was held. At the meeting, the stockholders ratified the selection of Crowe Chizek and Company LLC as the Company’s independent registered public accounting firm for the year ended December 31, 2007, and L. Craig Fulmer, Charles E. Niemier, Donald B. Steininger and Terry L. Tucker were elected to serve as directors with terms expiring in 2010. Continuing as directors until 2008 are Robert E. Bartels, Jr., Thomas A. Hiatt, Michael L. Kubacki, Steven D. Ross and M. Scott Welch. Continuing as directors until 2009 are Allan J. Ludwig, Emily E. Pichon and Richard L. Pletcher.

Election of Directors:
	For	Withheld
L. Craig Fulmer	9,068,510	278,603
Charles E. Niemier	9,086,480	260,633
Donald B. Steininger	9,086,354	260,759
Terry L. Tucker	9,065,001	282,112

Ratification of Independent Registered Public Accounting Firm:
				Broker
	For	Against	Abstain	Non-votes
Crowe Chizek and Company LLC	9,263,528	40,186	43,398	0

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

June 30, 2007

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

(Registrant)

Date: August 6, 2007	/s/ Michael L. Kubacki
Michael L. Kubacki – President and Chief
Executive Officer

Date: August 6, 2007	/s/ David M. Findlay
David M. Findlay – Executive Vice President
and Chief Financial Officer

Date: August 6, 2007	/s/ Teresa A. Bartman
Teresa A. Bartman – Vice President
and Controller