Form 10-Q
period 2007-09-30
LAKELAND FINANCIAL CORP
filed 2007-11-08
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of shares of common stock outstanding at October 31, 2007: 12,205,123

LAKELAND FINANCIAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

PART I.

PART II.

PART 1

LAKELAND FINANCIAL CORPORATION

ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2007 and December 31, 2006

(in thousands except for share data)

(Page 1 of 2)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$36,680	$65,252
Short-term investments	5,524	54,447
Total cash and cash equivalents	42,204	119,699

Securities available for sale (carried at fair value)	321,163	296,191
Real estate mortgage loans held for sale	875	2,175

Loans, net of allowance for loan losses of $15,074 and $14,463	1,433,632	1,339,374

Land, premises and equipment, net	26,586	25,177
Bank owned life insurance	21,305	20,570
Accrued income receivable	8,893	8,720
Goodwill	4,970	4,970
Other intangible assets	671	825
Other assets	24,381	19,005
Total assets	$1,884,680	$1,836,706

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2007 and December 31, 2006

(in thousands except for share data)

(Page 2 of 2)

	September 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$218,743	$258,472
Interest bearing deposits	1,244,241	1,217,293
Total deposits	1,462,984	1,475,765

Short-term borrowings
Federal funds purchased	13,000	0
Securities sold under agreements to repurchase	128,629	106,670
U.S. Treasury demand notes	1,176	814
Other short-term borrowings	90,000	80,000
Total short-term borrowings	232,805	187,484

Accrued expenses payable	15,489	11,959
Other liabilities	397	338
Long-term borrowings	44	45
Subordinated debentures	30,928	30,928
Total liabilities	1,742,647	1,706,519

STOCKHOLDERS' EQUITY
Common stock: 180,000,000 shares authorized, no par value
12,203,123 shares issued and 12,107,775 outstanding as of September 30, 2007
12,117,808 shares issued and 12,031,023 outstanding as of December 31, 2006	1,453	1,453
Additional paid-in capital	17,967	16,525
Retained earnings	125,974	116,516
Accumulated other comprehensive loss	(2,033)	(3,178)
Treasury stock, at cost (2007 - 95,348 shares, 2006 - 86,785 shares)	(1,328)	(1,129)
Total stockholders' equity	142,033	130,187
Total liabilities and stockholders' equity	$1,884,680	$1,836,706

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months and Nine Months Ended September 30, 2007 and 2006

(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
NET INTEREST INCOME
Interest and fees on loans
Taxable	$26,176	$24,000	$76,623	$67,137
Tax exempt	30	74	110	206
Interest and dividends on securities
Taxable	2,902	2,463	8,366	7,461
Tax exempt	618	591	1,838	1,793
Interest on short-term investments	365	157	671	504
Total interest income	30,091	27,285	87,608	77,101

Interest on deposits	13,773	12,398	40,071	31,875
Interest on borrowings
Short-term	1,956	1,167	5,130	4,363
Long-term	643	661	1,909	1,877
Total interest expense	16,372	14,226	47,110	38,115

NET INTEREST INCOME	13,719	13,059	40,498	38,986

Provision for loan losses	1,697	510	3,244	1,602

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	12,022	12,549	37,254	37,384

NONINTEREST INCOME
Wealth advisory fees	761	608	2,306	1,891
Investment brokerage fees	386	344	1,145	973
Service charges on deposit accounts	1,890	1,919	5,355	5,499
Loan, insurance and service fees	620	548	1,864	1,746
Merchant card fee income	725	661	1,973	1,809
Other income	455	476	1,393	1,496
Net gains on sales of real estate mortgage loans held for sale	116	137	480	467
Net securities gains (losses)	0	(14)	36	(68)
Total noninterest income	4,953	4,679	14,552	13,813

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months and Nine Months Ended September 30, 2007 and 2006

(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
NONINTEREST EXPENSE
Salaries and employee benefits	6,032	5,595	17,706	16,609
Net occupancy expense	680	680	1,992	1,901
Equipment costs	459	430	1,372	1,345
Data processing fees and supplies	719	611	2,101	1,754
Credit card interchange	485	465	1,299	1,211
Other expense	2,336	2,156	6,595	6,721
Total noninterest expense	10,711	9,937	31,065	29,541

INCOME BEFORE INCOME TAX EXPENSE	6,264	7,291	20,741	21,656

Income tax expense	1,890	2,561	6,354	7,494

NET INCOME	$4,374	$4,730	$14,387	$14,162

Other comprehensive income/loss, net of tax:
Amortization of net actuarial loss on pension and SERP plans	15	0	45	0
Unrealized gain/(loss) on available for sale securities	2,537	3,107	1,101	827

TOTAL COMPREHENSIVE INCOME	$6,926	$7,837	$15,533	$14,989

BASIC WEIGHTED AVERAGE COMMON SHARES	12,197,790	12,084,244	12,182,658	12,054,663

BASIC EARNINGS PER COMMON SHARE	$0.36	$0.39	$1.18	$1.17

DILUTED WEIGHTED AVERAGE COMMON SHARES	12,433,701	12,388,372	12,425,238	12,366,453

DILUTED EARNINGS PER COMMON SHARE	$0.35	$0.38	$1.16	$1.15

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2007 and 2006

(in thousands)

(Unaudited)

(Page 1 of 2)

	2007	2006
Cash flows from operating activities:
Net income	$14,387	$14,162
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,242	1,241
Provision for loan losses	3,244	1,602
Amortization of intangible assets	154	157
Amortization of loan servicing rights	311	467
Net change in loan servicing rights valuation allowance	(50)	(64)
Loans originated for sale	(29,566)	(26,715)
Net gain on sales of loans	(480)	(466)
Proceeds from sale of loans	31,094	26,467
Net (gain) loss on sale of premises and equipment	1	(19)
Net loss on sales of securities available for sale	(36)	68
Net securities amortization	422	1,078
Stock compensation expense	135	141
Earnings on life insurance	(591)	(538)
Net change:
Accrued income receivable	(173)	(829)
Accrued expenses payable	3,574	2,196
Other assets	(1,392)	(1,732)
Other liabilities	289	(1,600)
Total adjustments	8,178	1,454
Net cash from operating activities	22,565	15,616

Cash flows from investing activities:
Proceeds from sale of securities available for sale	$13,530	$21,616
Proceeds from maturities, calls and principal paydowns of
securities available for sale	30,743	38,681
Purchases of securities available for sale	(67,824)	(68,724)
Purchase of life insurance	(144)	(145)
Net increase in total loans	(102,201)	(132,614)
Proceeds from sales of land, premises and equipment	85	194
Purchases of land, premises and equipment	(2,737)	(1,989)
Net cash from investing activities	(128,548)	(142,981)

(Continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2007 and 2006

(in thousands)

(Unaudited)

(Page 2 of 2)

	2007	2006
Cash flows from financing activities:
Net increase (decrease) in total deposits	(12,781)	267,632
Net increase (decrease) in short-term borrowings	45,321	(115,730)
Payments on long-term borrowings	(1)	(1)
Dividends paid	(4,929)	(4,394)
Proceeds from stock option exercise	1,108	1,542
Purchase of treasury stock	(230)	(199)
Net cash from financing activities	28,488	148,850
Net change in cash and cash equivalents	(77,495)	21,485
Cash and cash equivalents at beginning of the period	119,699	82,679
Cash and cash equivalents at end of the period	$42,204	$104,164
Cash paid during the period for:
Interest	$43,093	$36,276
Income taxes	7,052	8,395
Supplemental non-cash disclosures:
Loans transferred to other real estate	4,699	71

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The 2006 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Stock options for 14,000 and 0 shares as of September 30, 2007 and September 30, 2006, respectively, were not considered in computing diluted earnings per common share because they were antidilutive. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in Treasury Stock for 2007 and 2006 reflect the acquisition of 95,348 and 86,785 shares, respectively, of Lakeland Financial Corporation common stock that have been purchased under a directors’ deferred compensation plan. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

NOTE 3. LOANS

	September 30,	December 31,
	2007	2006
Commercial and industrial loans	$ 923,168	$ 847,233
Commercial real estate - multifamily loans	15,385	17,351
Commercial real estate construction loans	75,765	82,183
Agri-business and agricultural loans	149,976	139,644
Residential real estate mortgage loans	122,063	109,176
Home equity loans	109,096	104,506
Installment loans and other consumer loans	53,075	53,804
Subtotal	1,448,528	1,353,897
Less: Allowance for loan losses	(15,074)	(14,463)
Net deferred loan (fees)/costs	178	(60)
Loans, net	$ 1,433,632	$ 1,339,374

Impaired loans	$ 8,575	$ 13,333

Non-performing loans	$ 9,318	$ 14,119

Allowance for loan losses to total loans	1.04%	1.07%

Changes in the allowance for loan losses are summarized as follows:

	Nine Months Ended
	September 30,
	2007	2006
Balance at beginning of period	$ 14,463	$ 12,774
Provision for loan losses	3,244	1,602
Charge-offs	(2,908)	(176)
Recoveries	275	88
Net loans charged-off	(2,633)	(88)
Balance at end of period	$ 15,074	$ 14,288

NOTE 4. SECURITIES

The fair values of securities available for sale were as follows:

	September 30,	December 31,
	2007	2006
U.S. Treasury securities	$ 1,190	$ 965
U.S. Government agencies	33,965	30,525
Mortgage-backed securities	228,954	210,000
State and municipal securities	57,054	54,701
Total	$ 321,163	$ 296,191

As of September 30, 2007, net unrealized losses on the total securities available for sale portfolio totaled $1.1 million. As of December 31, 2006, net unrealized losses on the total securities available for sale portfolio totaled $2.9 million. Management considers the unrealized losses to be market driven and no loss is expected to be realized unless the securities are sold. All of the securities are backed by the U.S. Government, government agencies, government sponsored agencies or are A rated or better, except for certain non-local municipal securities. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed are being received. There are no concerns of credit losses and there is nothing to indicate that full principal will not be received. The Company does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, the current intent and ability is to hold them until a recovery in fair value or maturity.

NOTE 5. EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Nine Months Ended September 30,
	Pension Benefits		SERP Benefits
	2007	2006	2007	2006
Service cost	$ 0	$ 0	$ 0	$ 0
Interest cost	106	108	56	57
Expected return on plan assets	(130)	(126)	(70)	(69)
Recognized net actuarial loss	33	33	43	39
Net pension expense	$ 9	$ 15	$ 29	$ 27

	Three Months Ended September 30,
	Pension Benefits		SERP Benefits
	2007	2006	2007	2006
Service cost	$ 0	$ 0	$ 0	$ 0
Interest cost	36	36	19	19
Expected return on plan assets	(44)	(42)	(24)	(23)
Recognized net actuarial loss	11	11	15	13
Net pension expense	$ 3	$ 5	$ 10	$ 9

The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $35,000 to its pension plan and $59,000 to its SERP plan in 2007. As of September 30, 2007, $104,000 had been contributed to the pension plan and $59,000 to the SERP plan. The Company does not anticipate making any additional contributions to its pension plan or SERP plan during the remainder of 2007.

NOTE 6. NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, on January 1, 2007. FIN 48 requires that realization of an uncertain income tax position be “more likely than not” before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the largest amount more likely than not to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The adoption of this standard did not have an impact on the financial statements of the Company. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007. As of September 30, 2007 the Company had accrued a liability of $68,000 for unrecognized tax benefits. The Company and its subsidiaries file a consolidated U.S. federal income tax return and a combined unitary return in the state of Indiana. These returns are subject to examinations by taxing authorities for all years after 2002.

The Company adopted FASB Statement of Financial Accounting Standards No. 156 (SFAS No. 156), Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140, on January 1, 2007. SFAS No. 156 requires the recognition of a servicing asset or servicing liability when entering into a servicing contract to service a financial asset and requires all separately recognized servicing assets and liabilities to be initially measured at fair value. Further, SFAS No. 156 permits a choice of subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities between the current amortization method and the fair value measurement method. At initial adoption, SFAS No. 156 permits a one time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided the securities are identified in some manner as offsetting the exposure to changes in fair value of servicing assets or servicing liabilities that are subsequently measured at fair value. Finally, SFAS No. 156 requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have a material impact on the Company’s financial statements.

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

Part 1

LAKELAND FINANCIAL CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

and

RESULTS OF OPERATIONS

September 30, 2007

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in northern Indiana. The Company earned $14.4 million for the first nine months of 2007, versus $14.2 million in the same period of 2006, an increase of 1.6%. The increase was driven by a $1.5 million increase in net interest income as well as an increase of $739,000 in noninterest income. In addition, the Company’s effective tax rate decreased to 30.6% during the first nine months of 2007 compared to 34.6% during the same period of 2006. Offsetting these positive impacts was an increase of $1.6 million in the provision for loan losses and an increase of $1.5 million in noninterest expense. Basic earnings per share for the first nine months of 2007 were $1.18 per share, versus $1.17 per share for the first nine months of 2006. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the first nine months of 2007 were $1.16 per share, versus $1.15 for the first nine months of 2006.

Net income for the third quarter of 2007 was $4.4 million, a decrease of 7.5% versus $4.7 million for the comparable period of 2006. The decrease was driven by a $1.2 million increase in the provision for loan losses, as well as a $774,000 increase in noninterest expense. Offsetting these negative impacts was an increase of $660,000 in net interest income and an increase of $274,000 in noninterest income. In addition, the Company’s effective tax rate decreased to 30.2% for the third quarter of 2007 compared to 35.1% during the same period of 2006. Basic earnings per share for the third quarter of 2007 were $0.36 per share, versus $0.39 per share for the third quarter of 2006. Diluted earnings per share for the third quarter of 2007 were $0.35 per share, versus $0.38 per share for the third quarter of 2006.

RESULTS OF OPERATIONS

Net Interest Income

For the nine-month period ended September 30, 2007, net interest income totaled $40.5 million, an increase of 3.9%, or $1.5 million, versus the first nine months of 2006. This increase was primarily due to a $145.6 million, or 9.4%, increase in average earning assets to $1.702 billion. For the three-month period ended September 30, 2007, net interest income totaled $13.7 million, an increase of 5.1%, or $660,000. This increase was driven by a $150.8 million, or 9.5% increase in average earning assets, to $1.745 billion.

Given the Company’s mix of interest earning assets and interest bearing liabilities at September 30, 2007, the Company would generally be considered to have a slightly asset-sensitive balance sheet, although the current interest rate environment has countered the asset-sensitive nature of the balance sheet. An asset-

sensitive balance sheet structure would normally be expected to produce a stable or declining net interest margin in a declining rate environment. As the Company’s balance sheet has become more neutral in structure, management believes that future rate movements will have less impact on net interest margin than historically, although other factors such as deposit mix, market deposit rate pricing and non-bank deposit products could have a dramatic impact on net interest margin. The Company’s mix of deposits has shifted to more reliance on certificates of deposits, specifically public fund deposits and brokered deposits, and corporate and public fund money market and repurchase agreements, which generally carry a higher interest rate cost than other types of interest bearing deposits.

During the first nine months of 2007, total interest and dividend income increased by $10.5 million, or 13.6%, to $87.6 million, versus $77.1 million during the first nine months of 2006. During the third quarter of 2007, interest and dividend income increased by $2.8 million, or 10.3%, to $30.1 million, versus $27.3 million during the same quarter of 2006. These increases were primarily the result of an increase in average earning assets, as well as generally higher interest rates in 2007 versus 2006, prior to the Federal Reserve Bank’s interest rate cut late in the third quarter. The tax equivalent yield on average earning assets increased by 25 basis points to 7.0% for the nine-month period ended September 30, 2007 versus the same period of 2006. For the third quarter of 2007, the yield was unchanged at 6.9%, versus the third quarter of 2006.

During the first nine months of 2007, loan interest income increased by $9.4 million, or 13.9%, to $76.6 million, versus $67.1 million during the first nine months of 2006. The increase was driven by a $134.5 million, or 10.8%, increase in average daily loan balances, as well as a 20 basis point increase in the tax equivalent yield on loans to 7.4%, versus 7.2% in the first nine months of 2006. During the third quarter of 2007, loan interest income increased $2.1 million, or 8.9%, to $26.2 million, versus $24.1 million during the third quarter of 2006. The increase was driven by a $122.9 million, or 9.5%, increase in average daily loan balances. The tax equivalent yield on loans was unchanged at 7.4%, versus the third quarter of 2006.

The average daily securities balances for the first nine months of 2007 increased $7.6 million, or 2.6%, to $299.9 million, versus $292.3 million for the same period of 2006. During the same periods, income from securities increased by $950,000, or 10.3%, to $10.2 million versus $9.3 million during the first nine months of 2006. The increase was primarily the result of a 31 basis point increase in the tax equivalent yield on securities, to 4.9%, versus 4.6% in the first nine months of 2006. The average daily securities balances for the third quarter of 2007 increased $11.5 million, or 3.9%, to $304.5 million, versus $292.9 million for the same period of 2006. During the third quarter of 2007, income from securities was $3.5 million, an increase of $466,000, or 15.3%, versus the third quarter of 2006. The increase was primarily the result of a 45 basis point increase in the tax equivalent yield on securities to 4.9%, versus 4.5% in the third quarter of 2006.

Total interest expense increased $9.0 million, or 23.6%, to $47.1 million for the nine-month period ended September 30, 2007, from $38.1 million for the comparable period in 2006. The increase was primarily the result of a 50 basis point increase in the Company’s daily cost of funds to 3.8%, versus 3.3% for the same period of 2006. Total interest expense increased $2.1 million, or 15.1%, to $16.4 million for the third quarter of 2007, versus $14.2 million for the third quarter of 2006. The increase was primarily the result of a 26 basis point increase in the Company’s daily cost of funds to 3.8%, from 3.6% for the same period of 2006. Increases in total deposits also contributed to increases in total interest expense over the nine-month and three-month periods.

On an average daily basis, total deposits (including demand deposits) increased $100.2 million, or 7.4%, to $1.462 billion for the nine-month period ended September 30, 2007, versus $1.362 billion during the same period in 2006. The average daily balances for the third quarter of 2007 increased $58.6 million, or 4.1%, to $1.485 billion from $1.426 billion during the third quarter of 2006. On an average daily basis, non-interest bearing demand deposits increased to $224.3 million for the nine-month period ended September 30, 2007, versus $219.9 million for the same period in 2006. The average daily noninterest bearing demand deposit balances for the third quarter of 2007 were $229.1 million, versus $219.8 million for the third quarter of 2006. On an average daily basis, interest bearing transaction accounts increased $14.2 million, or 3.7%, to $403.9 million for the nine-month period ended September 30, 2007, versus the same period in 2006. Average daily interest bearing transaction accounts increased $31.6 million, or 7.7%, to $443.6 million for the third quarter of 2007, versus $412.0 million for the third quarter of 2006. When comparing the nine months ended September 30, 2007 with the same period of 2006, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $82.6 million, primarily as a result of increases in brokered time deposits and certificates of deposit of $100,000 or more. The rate paid on time deposit accounts increased 61 basis points to 5.1% for the nine-month period ended September 30, 2007, versus the same period in 2006. During the third quarter of 2007, the average daily balance of time deposits increased $18.5 million, and the rate paid increased 31 basis points to 5.1%, versus the third quarter of 2006.

Due to strong loan growth and additional relationship opportunities, the Company continues to focus on public fund deposits as a core funding strategy. In addition, the Company has introduced brokered certificates of deposit to the funding mix as a result of loan growth. On an average daily basis, total brokered certificates of deposit increased $25.7 million to $80.9 million for the nine-month period ended September 30, 2007, versus $55.2 million for the same period in 2006. During the third quarter of 2007, average daily brokered certificates of deposit were $107.2 million, versus $44.9 million during the third quarter of 2006. On an average daily basis, total public fund certificates of deposit decreased $15.8 million to $252.0 million for the nine-month period ended September 30, 2007, versus $267.8 million for the same period in 2006. During the third quarter of 2007, average daily public fund certificates of deposit were $187.2 million, versus $296.9 million during the third quarter of 2006.

Average daily balances of borrowings were $195.8 million during the nine months ended September 30, 2007, versus $181.4 million during the same period of 2006, and the rate paid on borrowings increased 24 basis points to 4.9%. The increase was driven by a $25.3 million increase in securities sold under agreements to repurchase, and the rate paid on repurchase agreements increased 43 basis points to 3.60%. During the third quarter of 2007 the average daily balances of borrowings increased $57.6 million to $211.8 million, and the rate paid on borrowings increased 17 basis points to 4.9%, versus the third quarter of 2006. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 7.4%, when comparing the both nine-month and three-month periods ended September 30, 2007 versus the same periods in 2006. The following tables set forth consolidated information regarding average balances and rates:

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Nine Months Ended September 30,
		2007			2006
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 1,381,397	$ 76,623	7.42%	$ 1,243,736	$ 67,137	7.22%
Tax exempt (1)	2,784	133	6.41	5,958	245	5.50
Investments: (1)
Available for sale	299,912	11,014	4.91	292,298	10,057	4.60
Short-term investments	15,928	619	5.20	10,608	392	4.94
Interest bearing deposits	1,480	52	4.70	3,268	112	4.58

Total earning assets	1,701,501	88,441	6.95%	1,555,868	77,943	6.70%

Nonearning assets:
Cash and due from banks	44,153	0		58,854	0
Premises and equipment	25,707	0		24,597	0
Other nonearning assets	52,952	0		50,367	0
Less allowance for loan losses	(14,971)	0		(13,453)	0

Total assets	$ 1,809,342	$ 88,441		$ 1,676,233	$ 77,943

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2007 and 2006. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the nine months ended September 30, 2007 and 2006, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Nine Months Ended September 30,
		2007			2006
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 67,414	$ 104	0.21%	$ 68,426	$ 108	0.21%
Interest bearing checking accounts	403,867	10,621	3.52	389,657	8,715	2.99
Time deposits:
In denominations under $100,000	290,449	10,475	4.82	260,771	7,697	3.95
In denominations over $100,000	476,002	18,871	5.30	423,089	15,355	4.85
Miscellaneous short-term borrowings	164,845	5,130	4.16	150,434	4,363	3.88
Long-term borrowings	30,972	1,909	8.24	30,973	1,877	8.10

Total interest bearing liabilities	1,433,549	47,110	4.39%	1,323,350	38,115	3.85%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	224,341	0		219,925	0
Other liabilities	15,767	0		13,340	0
Stockholders' equity	135,685	0		119,618	0
Total liabilities and stockholders'
equity	$ 1,809,342	$ 47,110		$ 1,676,233	$ 38,115

Net interest differential - yield on
average daily earning assets		$ 41,331	3.24%		$ 39,828	3.42%

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Three Months Ended September 30,
		2007			2006
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 1,410,187	$ 26,176	7.36%	$ 1,283,130	$ 24,000	7.42%
Tax exempt (1)	2,099	39	7.30	6,264	88	5.57
Investments: (1)
Available for sale	304,479	3,791	4.94	292,938	3,315	4.49
Short-term investments	27,138	348	5.09	8,474	110	5.15
Interest bearing deposits	1,455	17	4.64	3,727	47	5.00

Total earning assets	1,745,358	30,371	6.90%	1,594,533	27,560	6.86%

Nonearning assets:
Cash and due from banks	42,403	0		61,153	0
Premises and equipment	26,226	0		25,004	0
Other nonearning assets	53,877	0		51,546	0
Less allowance for loan losses	(15,350)	0		(13,960)	0

Total assets	$ 1,852,514	$ 30,371		$ 1,718,276	$ 27,560

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2007 and 2006. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended September 30, 2007 and 2006, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Three Months Ended September 30,
		2007			2006
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 66,988	$ 34	0.21%	$ 67,744	$ 36	0.21%
Interest bearing checking accounts	443,589	4,100	3.52	411,977	3,528	3.40
Time deposits:
In denominations under $100,000	302,894	3,737	4.89	270,490	2,839	4.16
In denominations over $100,000	442,410	5,902	5.29	456,355	5,995	5.21
Miscellaneous short-term borrowings	180,848	1,956	4.29	123,253	1,167	3.76
Long-term borrowings	30,972	643	8.24	30,973	661	8.47

Total interest bearing liabilities	1,467,701	16,372	4.43%	1,360,792	14,226	4.15%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	229,084	0		219,789	0
Other liabilities	16,922	0		14,328	0
Stockholders' equity	138,807	0		123,367	0
Total liabilities and stockholders'
equity	$ 1,852,514	$ 16,372		$ 1,718,276	$ 14,226

Net interest differential - yield on
average daily earning assets		$ 13,999	3.18%		$ 13,334	3.32%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, provisions for losses on loans of $3.2 million and $1.7 million were recorded during the nine-month and three-month periods ended September 30, 2007, versus provisions of $1.6 million and $510,000 recorded during the same periods of 2006. Factors impacting the provision included the amount and status of classified credits, the level of charge-offs, management’s overall view on current credit quality, the amount and status of impaired loans and the amount and status of past due accruing loans (90 days or more), as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

Noninterest income categories for the nine-month and three-month periods ended September 30, 2007 and 2006 are shown in the following table:

	Nine Months Ended
	September 30,
			Percent
	2007	2006	Change

Wealth advisory fees	$ 2,306	$ 1,891	22.0%
Investment brokerage fees	1,145	973	17.7
Service charges on deposit accounts	5,355	5,499	(2.6)
Loan, insurance and service fees	1,864	1,746	6.8
Merchant card fee income	1,973	1,809	9.1
Other income	1,393	1,496	(6.9)
Net gains on sales of real estate mortgages held for sale	480	467	2.8
Net securities gains (losses)	36	(68)	152.9
Total noninterest income	$ 14,552	$ 13,813	5.4%

	Three Months Ended
	September 30,
			Percent
	2007	2006	Change

Wealth advisory fees	$ 761	$ 608	25.2%
Investment brokerage fees	386	344	12.2
Service charges on deposit accounts	1,890	1,919	(1.5)
Loan, insurance and service fees	620	548	13.1
Merchant card fee income	725	661	9.7
Other income	455	476	(4.4)
Net gains on sales of real estate mortgages loans held for sale	116	137	(15.3)
Net securities gains (losses)	0	(14)	100.0
Total noninterest income	$ 4,953	$ 4,679	5.9%

Noninterest income increased $739,000 and $274,000, respectively, in the nine-month and three-month periods ended September 30, 2007, versus the same periods in 2006. Driving the increases were wealth advisory fees, which increased $415,000 and $153,000, respectively, in the nine-month and three-month periods ended September 30, 2007, versus the same periods in 2006. Wealth advisory fees increased as a result of new business generation, fee increases implemented in the third quarter of 2007, and the increased value of certain trust assets upon which many of the fees are based. Investment brokerage fees increased $172,000 and $42,000 in the nine-month and three-month periods ended September 30, 2007 due to higher trading volume. Merchant card fee income increased due to higher volume activity in interchange and merchant fees and new business generation. Partially offsetting these increases were decreases in service charges on deposit accounts. This decline was driven by decreases in account analysis service charges on commercial checking accounts, which are generally lower when the earnings allowance credit rate is higher.

Noninterest Expense

Noninterest expense categories for the nine-month and three-month periods ended September 30, 2007 and 2006 are shown in the following table:

	Nine Months Ended
	September 30,
			Percent
	2007	2006	Change

Salaries and employee benefits	$ 17,706	$ 16,609	6.6%
Net occupancy expense	1,992	1,901	4.8
Equipment costs	1,372	1,345	2.0
Data processing fees and supplies	2,101	1,754	19.8
Credit card interchange	1,299	1,211	7.3
Other expense	6,595	6,721	(1.9)
Total noninterest expense	$ 31,065	$ 29,541	5.2%

	Three Months Ended
	September 30,
			Percent
	2007	2006	Change

Salaries and employee benefits	$ 6,032	$ 5,595	7.8%
Net occupancy expense	680	680	0.0
Equipment costs	459	430	6.7
Data processing fees and supplies	719	611	17.7
Credit card interchange	485	465	4.3
Other expense	2,336	2,156	8.4
Total noninterest expense	$ 10,711	$ 9,937	7.8%

Noninterest expense increased $1.5 million and $774,000, respectively, in the nine-month and three-month periods ended September 30, 2007 versus the same periods of 2006. Driving these increases were salaries and employee benefits, which increased $1.1 million and $437,000, respectively, in the nine-month and three-month periods ended September 30, 2007. The increases were due largely to staff additions, normal salary increases, increased incentive based compensation and higher health care costs. Data processing fees and supplies increased due to higher software license and maintenance fees. In addition, net occupancy expense for the nine months increased due to higher maintenance and repair costs associated with an unusually harsh winter. Offsetting these increases were decreases in other expense due to reduced advertising and marketing expenses.

Income Tax Expense

Income tax expense decreased $1.1 million, or 15.2%, for the first nine months of 2007, compared to the same period in 2006. Income tax expense for the third quarter of 2007 decreased $671,000, or 26.2%, compared to the same period of 2006. The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, decreased to 30.6% during the first nine months of 2007 compared to 34.6% during the same period of 2006. The combined effective tax rate decreased to 30.2% for the third quarter of 2007, versus 35.1% during the same period of 2006. The decreases were driven by the formation of a captive real estate investment trust during the fourth quarter of 2006, which provides the Company with an alternative vehicle for raising capital should the need arise. Additionally, the ownership structure of this real estate investment trust provides certain state income tax benefits which also lowered the Company’s effective tax rate.

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

FINANCIAL CONDITION

Total assets of the Company were $1.885 billion as of September 30, 2007, an increase of $48.0 million, or 2.6%, when compared to $1.837 billion as of December 31, 2006.

Total cash and cash equivalents decreased by $77.5 million, or 64.7%, to $42.2 million at September 30, 2007 from $119.7 million at December 31, 2006.

Total securities available-for-sale increased by $25.0 million, or 8.4%, to $321.2 million at September 30, 2007 from $296.2 million at December 31, 2006. The increase was a result of a number of transactions in the securities portfolio. Securities purchases totaled $67.8 million, and the fair market value of the securities portfolio increased by $1.8 million. A decrease in interest rates during the third quarter of 2007 drove the market value increase. Offsetting these increases were securities paydowns totaling $30.2 million, maturities, sales and calls of securities totaling $14.0 million and the amortization of premiums, net of the accretion of discounts totaling $422,000. The investment portfolio is managed to limit the Company’s exposure to risk by containing mostly collateralized mortgage obligations and other securities which are either directly or indirectly backed by the federal government or a local municipal government. As of September 30, 2007 the Company had $22.5 million of collateralized mortgage obligations which were not backed by the federal government, but were rated AAA.

Real estate mortgage loans held-for-sale decreased by $1.3 million, or 59.8%, to $875,000 at September 30, 2007 from $2.2 million at December 31, 2006. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the nine months ended September 30, 2007, $29.6 million in real estate mortgages were originated for sale and $31.1 million in mortgages were sold.

Total loans, excluding real estate mortgage loans held-for-sale, increased by $94.9 million, or 7.0%, to $1.449 billion at September 30, 2007 from $1.354 billion at December 31, 2006. The mix of loan types within the Company’s portfolio consisted of 80% commercial and industrial and agri-business, 16% residential real estate and home equity and 4% consumer loans at both September 30, 2007 and December 31, 2006.

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

The regulations of the Federal Deposit Insurance Corporation require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish specific allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At September 30, 2007, on the basis of management’s review of the loan portfolio, the Company had loans totaling $57.7 million on the classified loan list, which declined from $69.7 million on December 31, 2006. As of September 30, 2007, the Company had $24.5 million of assets classified special mention, $33.2 million classified as substandard, $32,000 classified as doubtful and $0 classified as loss as compared to $26.9 million, $42.6 million, $100,000 and $0 at December 31, 2006.

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

The allowance for loan losses increased $611,000 from $14.5 million December 31, 2006 to $15.1 million at September 30, 2007. Pooled loan allocations increased $529,000 from $4.2 million at December 31, 2006 to $4.7 million at September 30, 2007, which was primarily a result of an increase in pooled loan balances of $106.4 million year to date. Specific loan allocations increased $215,000 from $9.7 million at December 31, 2006 to $9.9 million at September 30, 2007. This increase was primarily from increases in the specific allocations for five commercial credits. The unallocated component of the allowance for loan losses decreased $133,000 from $638,000 at December 31, 2006 to $505,000 at September 30, 2007. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions would become unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Total impaired loans decreased by $4.7 million to $8.6 million at September 30, 2007 from $13.3 million at December 31, 2006. The decrease in the impaired loans category resulted primarily from the transfer to other real estate of a single commercial credit relationship, a residential and commercial real estate developer. The impaired loan total did not include any accruing loans at September 30, 2007. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The following table summarizes nonperforming assets at September 30, 2007 and December 31, 2006.

	September 30,	December 31,
	2007	2006
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans	$ 9,001	$ 13,820
Loans past due over 90 days and accruing	317	299
Total nonperforming loans	9,318	14,119
Other real estate	4,771	71
Repossessions	51	35
Total nonperforming assets	$ 14,140	$ 14,225

Total impaired loans	$ 8,575	$ 13,333

Nonperforming loans to total loans	0.64%	1.04%
Nonperforming assets to total assets	0.75%	0.77%

Total nonperforming assets have decreased by $85,000, or 0.6%, to $14.1 million since December 31, 2006. The decrease was primarily due to loans charged off during the third quarter. Three commercial credits represent 82.4% of total nonperforming assets. The largest was a $5.3 million exposure to a residential and commercial real estate developer in the Fort Wayne, Indiana market. Of that total, $4.7 million was held in other real estate owned and approximately $630,000 represented remaining loans. The Company charged-off $1.5 million related to this credit during the third quarter. It is anticipated that the remaining loans will be transferred to other real estate owned during the fourth quarter. The Company is managing the other real estate owned to resolve the situation and believes that the carrying value is representative of true market value, although there can be no assurance that the ultimate sale of the assets will result in proceeds equal to or greater than the carrying value.

A $4.4 million loan to an industrial manufacturer based in Fort Wayne represented the second largest exposure in the nonperforming category. This credit became nonperforming in the third quarter of 2004. Borrower collateral, including real estate related directly to the loan, real estate collateral pledged by principals in the business (but not related to the business), and personal guarantees of its principals support this credit, although there can be no assurances that full repayment of the loans will result. The Company is working closely with the borrower and principals to proactively manage the situation. The Company has other exposure to this borrower in the form of a performing loan which is secured by other collateral and guarantees.

The third largest exposure in the nonperforming category was a $1.9 million loan to a borrower engaged in mobile home financing and rental activities in northern Indiana. This credit became nonperforming in the second quarter of 2007. Although payments have been received as agreed, the loan has been out of compliance with certain loan covenants in the recent past, and there are no guarantors. The Company took a $275,000 charge-off related to this credit in the second quarter of 2007. Borrower collateral, including receivables, real estate and certain mobile home units support this credit. However, there can be no assurances that full repayment of the loan will result.

Total deposits decreased by $12.8 million, or 0.9%, to $1.463 billion at September 30, 2007 from $1.476 billion at December 31, 2006. The decrease resulted from decreases of $39.7 million in demand deposit accounts, $36.2 million in money market transaction accounts and $3.5 million in “Investors’ Money Market” accounts. Offsetting these decreases were increases of $65.8 million in certificates of deposit, $691,000 in savings accounts and $135,000 in money market accounts. Total short-term borrowings increased by $45.3 million, or 24.2%, to $232.8 million at September 30, 2007 from $187.5 million at December 31, 2006. The increase resulted primarily from increases of $22.0 million in securities sold under agreements to repurchase, $13 million in federal funds purchased and $10.0 million in other borrowings, primarily short-term advances from the Federal Home Loan Bank of Indianapolis.

Total stockholders’ equity increased by $11.8 million, or 9.1%, to $142.0 million at September 30, 2007 from $130.2 million at December 31, 2006. Net income of $14.4 million, plus the increase in the accumulated other comprehensive income of $1.1 million, minus dividends of $4.9 million, plus $1.1 for stock issued through options exercised (including tax benefit), minus $230,000 for the cost of treasury stock purchased plus $135,000 in stock option expense, comprised most of this increase.

The FDIC’s risk based capital regulations require that all insured banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Company’s ratios continue to be above “well capitalized” levels. As of September 30, 2007, the Company’s Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio were 9.0%, 10.8% and 11.8%, respectively.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2007. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. At September 30, 2007, the Company’s potential pretax exposure was within the Company’s policy limit, and not significantly different from December 31, 2006.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2007, there were no changes to the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

September 30, 2007

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 30, 2007 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

July 1-31	4,208	$ 21.56	0	$ 0
August 1-31	559	23.76	0	0
September 1-30	0	0	0	0

Total	4,767	$ 21.82	0	$ 0

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

September 30, 2007

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

(Registrant)

Date: November 5, 2007	/s/ Michael L. Kubacki
Michael L. Kubacki – President and Chief
Executive Officer

Date: November 5, 2007	/s/ David M. Findlay
David M. Findlay – Executive Vice President
and Chief Financial Officer

Date: November 5, 2007	/s/ Teresa A. Bartman
Teresa A. Bartman – Vice President
and Controller