Form 10-K
period 2007-12-31
LAKELAND FINANCIAL CORP
filed 2008-03-03
CIK 721994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $240,204,492.

Number of shares of common stock outstanding at February 20, 2008: 12,215,223

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the Annual Meeting of Shareholders dated as of March 3, 2008 are incorporated by reference into Part III hereof.

LAKELAND FINANCIAL CORPORATION

Annual Report on Form 10-K

PART I

ITEM 1. BUSINESS

The Company was incorporated under the laws of the State of Indiana on February 8, 1983. As used herein, the term “Company” refers to Lakeland Financial Corporation, or if the context dictates, Lakeland Financial Corporation and its wholly-owned subsidiary, Lake City Bank (the “Bank”), an Indiana state bank headquartered in Warsaw, Indiana. Also included in the consolidated financial statements prior to December 27, 2006 is LCB Investments, Limited, a wholly-owned subsidiary of Lake City Bank, which is a Bermuda corporation that managed a portion of the Bank’s investment portfolio. On December 27, 2006, all securities were transferred to Lake City Bank from LCB Investments, Limited. On December 18, 2006, LCB Investments II, Inc. was formed as a wholly-owned subsidiary of Lake City Bank incorporated in Nevada and it began managing a portion of the Bank’s investment portfolio in January 2007. On December 21, 2006, LCB Funding, Inc., a real estate investment trust, incorporated in Maryland was formed as a wholly-owned subsidiary of LCB Investments II. All intercompany transactions and balances are eliminated in consolidation.

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

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank’s activities cover all phases of commercial banking, including checking accounts, savings accounts, time deposits, the sale of securities under agreements to repurchase, commercial and agricultural lending, direct and indirect consumer lending, commercial and residential real estate mortgage lending, retail and merchant credit card services, corporate cash management services, retirement services, bond administration, safe deposit box service and trust and brokerage services.

The Bank’s main banking office is located at 202 East Center Street, Warsaw, Indiana. As of December 31, 2007, the Bank had 43 offices in twelve counties throughout northern Indiana.

Bank’s Business. The Bank was originally organized in 1872 and has continuously operated under the laws of the State of Indiana since its organization. The Bank’s activities cover all phases of commercial banking, including checking accounts, savings accounts, time deposits, the sale of securities under agreements to repurchase, commercial and agricultural lending, direct and indirect consumer lending, commercial and residential real estate mortgage lending, retail and merchant credit card services, corporate cash management services, retirement services, bond administration, safe deposit box services and trust and brokerage services. The interest rates for both deposits and loans, as well as the range of services provided, are consistent with those of all banks competing within the Bank’s service area.

The Bank competes for loans principally through a high degree of customer contact, timely loan review and approval, market-driven competitive loan pricing and the Bank’s reputation throughout the region. The Bank believes that its convenience, quality service and high touch, responsive approach to banking enhances its ability to compete favorably in attracting and retaining individual and business customers. The Bank actively solicits deposit-related customers and competes for customers by offering personal attention, professional service and competitive interest rates.

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

Expansion Strategy. The Company’s expansion strategy is driven primarily by the potential for increased penetration in existing markets where opportunities for market share growth exists. Additionally, management considers growth in new markets with a close geographic proximity to its current operations. These markets are considered when the Company believes they would be receptive to its strategic plan to deliver broad based financial services with a commitment to local communities. Since the early 1990’s, the Company has focused on growth through de novo branching in locations that management believes have potential for creating new market opportunities or for further penetrating existing markets. The Company also acquired the Fort Wayne, Indiana office of Indiana Capital Management Bank & Trust in late 2003 to augment the existing wealth advisory and investment management business and further penetrate the Fort Wayne market. In late 2005, the Company added significant capabilities to the wealth advisory and investment management business in Fort Wayne with the addition of three seasoned trust professionals. The Company opened a new branch facility in Fort Wayne, Indiana in late 2007 to house the Company’s Fort Wayne based Wealth Advisory Services and to serve the south western market of Fort Wayne. The new location is a full-service branch facility. As noted earlier, the Company entered the Indianapolis market in 2006 and anticipates that it will expand in the future with full-service banking locations. In new markets, the Company believes it is critical to attract experienced local management with a similar philosophy in order to provide a basis for success.

The Company also considers opportunities beyond current markets when the Company’s Board of Directors and management believes that the opportunity will provide a desirable strategic fit without posing undue risk. The Company does not currently have any definitive understandings or agreements for any acquisitions or de novo expansion, other than the Indianapolis market.

Products and Services. The Company is a full-service commercial bank and provides commercial, retail, wealth advisory and investment management services to its customers. Commercial products include commercial loans and technology-driven solutions to commercial customers’ cash management needs such as internet business banking and on-line cash management services in addition to retirement services, bond administration and health savings account services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans, including indirect automotive financing. The Company provides credit card services to retail and commercial customers through an outsourced retail card program and merchant processing activity. The Company also has an Honors Private Banking program that is positioned to serve the more financially sophisticated customer with a menu including investment management and trust services, executive mortgage programs and access to financial planning seminars and programs. The Bank’s Prospero Program is dedicated to serving the expanding financial needs of the Latino community. The Company provides wealth advisory clients with traditional personal and corporate trust and investment services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1a. of Part I of this Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board and the Securities and Exchange Commission.

•	Changes in state or federal tax laws.

•	The costs, effects and outcomes of existing or future litigation.

•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

The Bank competes with other local and regional banks, in addition to major banks for large commercial deposit and loan accounts. The Bank is presently subject to an aggregate maximum loan limit to any single account pursuant to Indiana law of $27.9 million. The Bank currently enforces an internal limit of $20.0 million, which is less than the amount permitted by law. This maximum might occasionally limit the Bank from providing loans to those businesses or personal accounts whose borrowings periodically exceed this amount. In the event this were to occur, the Bank maintains correspondent relationships with other financial institutions. The Bank may participate with other banks in the placement of large borrowings in excess of its lending limit, although the Bank typically does not participate in such arrangements. The Bank is also a member of the Federal Home Loan Bank of Indianapolis in order to broaden its mortgage lending and investment activities and to provide additional funding, if necessary, to support these activities.

Foreign Operations

The Company has no investments with any foreign entity other than one nominal demand deposit accounts,which is maintained with a Canadian bank in order to facilitate the clearing of checks drawn on banks located in other countries. There are no foreign loans.

Employees

At December 31, 2007, the Company, including its subsidiaries, had 447 full-time equivalent employees. Benefit programs include a 401(k) plan, group medical insurance, group life insurance and paid vacations. The Company also maintained a defined benefit pension plan which, effective April 1, 2000, was frozen and employees can no longer accrue new benefits under that plan. The Company also has a stock option plan under which stock options may be granted to employees and directors. The Company also has an employee deferred compensation plan available to certain employees. The Bank is not a party to any collective bargaining agreement, and employee relations are considered good.

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

The Company

General.The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require. The Company is also subject to regulation by the DFI under Indiana law.

Acquisitions, Activities and Change in Control.The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto”. This authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2007, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

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

The Bank

General.The Bank is an Indiana-chartered bank, the deposit accounts of which are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations. The Bank is also a member of the Federal Reserve System (“member bank”). As an Indiana-chartered, FDIC-insured member bank, the Bank is presently subject to the examination, supervision, reporting and enforcement requirements of the DFI, the chartering authority for Indiana banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of the DIF.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.05% to 0.43% of total deposits (subject to adjustment by the FDIC and the application of assessment credits, if any, issued by the FDIC in 2007).

FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2007, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI. The amount of the assessment is calculated on the basis of the bank’s total assets. During the year ended December 31, 2007, the Bank paid supervisory assessments to the DFI totaling $162,000.

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

As of December 31, 2007: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by Federal Reserve regulations.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2007. As of December 31, 2007, approximately $28.7 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

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

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $43.9 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $43.9 million, the reserve requirement is $1.038 million plus 10% of the aggregate amount of total transaction accounts in excess of $43.9 million. The first $9.3 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

INDUSTRY SEGMENTS

The Company’s chief decision-makers monitor and evaluate financial performance on a Company-wide basis. All of the Company’s financial service operations are similar and considered by management to be aggregated into one reportable operating segment. While the Company has assigned certain management responsibilities by region, the Company's chief decision-makers monitor and evaluate financial performance on a Company-wide basis. The majority of the Company's revenue is from the business of banking and the Company's assigned regions have similar economic characteristics, products, services and customers. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;

INTEREST RATES AND INTEREST DIFFERENTIAL

(in thousands of dollars)

		2007			2006
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$1,401,480	$102,840	7.34%	$1,264,490	$91,946	7.27%
Tax exempt (1)	2,588	166	6.41	5,995	328	5.47

Investments: (1)
Available for sale	306,293	15,140	4.94	293,931	13,609	4.63

Short—term investments	17,412	863	4.96	12,896	647	5.02

Interest bearing deposits	1,486	68	4.58	3,269	151	4.62

Total earning assets	1,729,259	119,077	6.89%	1,580,581	106,681	6.75%

Nonearning assets:
Cash and due from banks	44,565	0		56,235	0

Premises and equipment	26,042	0		24,750	0

Other nonearning assets	54,220	0		50,597	0

Less allowance for loan losses	(15,045)	0		(13,692)	0

Total assets	$1,839,041	$119,077		$1,698,471	$106,681

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2007 and 2006. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2007 and 2006, are included as taxable loan interest income.

(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;

INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)

(in thousands of dollars)

		2006			2005
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$1,264,490	$91,946	7.27%	$1,084,353	$68,417	6.31%
Tax exempt (1)	5,995	328	5.47	4,435	235	5.30

Investments: (1)
Available for sale	293,931	13,609	4.63	286,864	12,806	4.46

Short—term investments	12,896	647	5.02	6,252	206	3.29

Interest bearing deposits	3,269	151	4.62	4,027	127	3.15

Total earning assets	1,580,581	106,681	6.75%	1,385,931	81,791	5.90%

Nonearning assets:
Cash and due from banks	56,235	0		55,234	0

Premises and equipment	24,750	0		24,977	0

Other nonearning assets	50,597	0		44,681	0

Less allowance for loan losses	(13,692)	0		(11,668)	0

Total assets	$1,698,471	$106,681		$1,499,155	$81,791

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2006 and 2005. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2006 and 2005, are included as taxable loan interest income.

(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;

INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)

(in thousands of dollars)

		2007			2006
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$67,104	$133	0.20%	$67,818	$143	0.21%

Interest bearing checking accounts	425,753	14,854	3.49	405,209	12,789	3.16

Time deposits:
In denominations under $100,000	295,328	14,289	4.84	264,087	10,787	4.08
In denominations over $100,000	462,056	24,338	5.27	430,378	21,382	4.97

Miscellaneous short—term borrowings	177,343	7,239	4.08	144,637	5,594	3.87

Long—term borrowings and
subordinated debentures (1)	30,972	2,628	8.49	30,973	2,529	8.17

Total interest bearing liabilities	1,458,556	63,481	4.35%	1,343,102	53,224	3.96%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	226,484	0		219,997	0

Other liabilities	16,234	0		13,418	0

Stockholders' equity	137,767	0		121,954	0

Total liabilities and stockholders'
equity	$1,839,041	$63,481		$1,698,471	$53,224

Net interest differential — yield on
average daily earning assets		$55,596	3.22%		$53,457	3.38%

(1)	Long-term borrowings and subordinated debentures interest expense was reduced by interest capitalized on construction in process for 2007.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;

INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)

(in thousands of dollars)

		2006			2005
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$67,818	$143	0.21%	$70,875	$95	0.13%

Interest bearing checking accounts	405,209	12,789	3.16	342,438	5,622	1.64

Time deposits:
In denominations under $100,000	264,087	10,787	4.08	228,689	7,236	3.16
In denominations over $100,000	430,378	21,382	4.97	319,697	11,378	3.56

Miscellaneous short—term borrowings	144,637	5,594	3.87	154,949	3,790	2.45

Long—term borrowings and
subordinated debentures	30,973	2,529	8.17	40,891	2,232	5.46

Total interest bearing liabilities	1,343,102	53,224	3.96%	1,157,539	30,353	2.62%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	219,997	0		222,971	0

Other liabilities	13,418	0		10,427	0

Stockholders' equity	121,954	0		108,218	0

Total liabilities and stockholders'
equity	$1,698,471	$53,224		$1,499,155	$30,353

Net interest differential — yield on
average daily earning assets		$53,457	3.38%		$51,438	3.71%

ANALYSIS OF CHANGES IN INTEREST DIFFERENTIALS

(fully taxable equivalent basis)

(in thousands of dollars)

YEAR ENDED DECEMBER 31,

	2007 Over (Under) 2006 (1)			2006 Over (Under) 2005 (1)
	Volume	Rate	Total	Volume	Rate	Total
INTEREST AND LOAN FEE INCOME (2)
Loans:
Taxable	$10,045	$849	$10,894	$12,269	$11,260	$23,529
Tax exempt	(211)	49	(162)	85	8	93
Investments:
Available for sale	587	944	1,531	320	483	803

Short—term investments	224	(8)	216	296	145	441

Interest bearing deposits	(82)	(1)	(83)	(27)	51	24

Total interest income	10,563	1,833	12,396	12,943	11,947	24,890

INTEREST EXPENSE
Savings deposits	(1)	(9)	(10)	(4)	52	48
Interest bearing checking accounts	671	1,394	2,065	1,188	5,979	7,167

Time deposits:
In denominations under $100,000	1,368	2,134	3,502	1,233	2,318	3,551
In denominations over $100,000	1,626	1,330	2,956	4,667	5,337	10,004

Miscellaneous short—term borrowings	1,321	324	1,645	(267)	2,071	1,804

Long—term borrowings and
subordinated debentures	0	99	99	(630)	927	297

Total interest expense	4,985	5,272	10,257	6,187	16,684	22,871

INCREASE (DECREASE) IN
INTEREST DIFFERENTIALS	$5,578	$(3,439)	$2,139	$6,756	$(4,737)	$2,019

(1)

The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2007, 2006 and 2005. The changes in volume represent "changes in volume times the old rate". The changes in rate represent "changes in rate times old volume". The changes in rate/volume were also calculated by "change in rate times change in volume" and allocated consistently based upon the relative absolute values of the changes in volume and changes in rate.

(2)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2007, 2006 and 2005. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.

ANALYSIS OF SECURITIES

(in thousands of dollars)

The amortized cost and the fair value of securities as of December 31, 2007, 2006 and 2005 were as follows:

	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Treasury securities	$1,201	$1,206	$1,002	$965	$1,002	$966
U.S. Government agencies	18,539	18,555	31,249	30,525	31,285	30,484
Mortgage—backed securities	251,158	250,495	213,053	210,000	211,040	206,596
State and municipal securities	56,613	57,501	53,824	54,701	51,801	52,889

Total debt securities available for sale	$327,511	$327,757	$299,128	$296,191	$295,128	$290,935

At year-end 2007, there were no holdings of securities of any one issuer, other than the U.S. Government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity with the exception of Residential Accredit Loans, Inc., which had a book value of $22.6 million and a market value of $22.3 million. These are all Alt A Whole Loan securities in the Super Senior tranches, which are the highest rated tranches with very high credit standards. In addition, the collateral of the Alt A Whole Loan Securities purchased must meet certain criteria set by the Company’s Asset Liability Management Committee including maximum loan-to-value and minimum FICO scores. The Company does not feel there is any significant risk to holding these types of securities or with this issuer. At year-end 2006, there were no holdings of securities of any one issuer, other than the U.S. Government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity.

ANALYSIS OF SECURITIES (cont.)

(fully tax equivalent basis)

(in thousands of dollars)

The weighted average yields (1) and maturity distribution (2) for debt securities portfolio at December 31, 2007, were as follows:

		After One	After Five
	Within	Year	Years	Over
	One	Within	Within Ten	Ten
	Year	Five Years	Years	Years

Securities available for sale:

US Treasury securities
Fair value	$200	$1,006	$0	$0
Yield	5.50%	3.38%	0%	0%

Government agencies and corporations
Fair value	2,999	15,556	0	0
Yield	3.25%	4.40%	0%	0%

Mortgage—backed securities
Fair value	210	9,933	92,659	147,693
Yield	6.50%	5.48%	4.89%	5.02%

State and municipal securities
Fair value	807	1,328	28,526	26,840
Yield	6.50%	4.36%	4.66%	4.58%

Total debt securities available for sale:
Fair value	$4,216	$27,823	$121,185	$174,533
Yield	3.55%	4.74%	4.83%	4.95%

ANALYSIS OF LOAN PORTFOLIO

Analysis of Loans Outstanding

(in thousands of dollars)

The Company segregates its loan portfolio into four basic segments: commercial (including agricultural loans), residential real estate mortgages, installment and personal line of credit loans (including credit card loans). The loan portfolio as of December 31, 2007, 2006, 2005, 2004 and 2003 was as follows:

	2007	2006	2005	2004	2003
Commercial loans:
Taxable	$1,238,623	$1,081,420	$960,046	$784,591	$667,672
Tax exempt	1,971	4,991	4,512	6,369	7,785

Total commercial loans	1,240,594	1,086,411	964,558	790,960	675,457

Residential real estate mortgage loans	124,107	109,176	74,820	54,361	44,172

Installment loans	49,185	52,548	67,964	53,138	58,722

Line of credit and credit card loans	109,760	105,762	91,426	104,927	92,653

Subtotal loans	1,523,646	1,353,897	1,198,768	1,003,386	871,004

Less:Allowance for loan losses	(15,801)	(14,463)	(12,774)	(10,754)	(10,234)
Net deferred loan (fees)/costs	74	(60)	(38)	(167)	(122)

Net loans	$1,507,919	$1,339,374	$1,185,956	$992,465	$860,648

The residential real estate mortgage loan portfolio included construction loans totaling $5,252, $8,636, $7,987, $6,719 and $3,932 as of December 31, 2007, 2006, 2005, 2004 and 2003. The Bank generally sells conforming mortgage loans which it originates. These loans generally represent mortgage loans that are made to clients with long-term or substantial relationships with the Bank on terms consistent with secondary market requirements. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.

ANALYSIS OF LOAN PORTFOLIO (cont.)

Analysis of Loans Outstanding (cont.)

(in thousands of dollars)

Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2007.

		Residential
		Real
		Estate		Line of
	Commercial	Mortgage	Installment	Credit	Total	Percent

Original maturity of one day	$485,538	$0	$0	$84,065	$569,603	37.38%

Other within one year	148,136	24,226	16,719	2,388	$191,469	12.57

After one year, within five years	526,978	25,927	30,434	20,459	$603,798	39.63

Over five years	72,920	73,936	2,032	2,848	$151,736	9.96

Nonaccrual loans	7,021	18	0	0	$7,039	0.46

Total loans	$1,240,593	$124,107	$49,185	$109,760	$1,523,645	100.0%

At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.

Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2007 amounted to $533,869 and $221,666.

ANALYSIS OF LOAN PORTFOLIO (cont.)

Review of Nonperforming Loans

(in thousands of dollars)

The following is a summary of nonperforming loans as of December 31, 2007, 2006, 2005, 2004 and 2003.

	2007	2006	2005	2004	2003
PART A — PAST DUE ACCRUING LOANS (90 DAYS OR MORE)

Residential real estate mortgage loans	$155	$0	$89	$117	$160

Commercial and industrial loans	65	154	0	2,633	2,912

Loans to individuals for household, family and
other personal expenditures	189	145	85	28	119

Loans to finance agriculture production and
other loans to farmers	0	0	0	0	0

Total past due loans	409	299	174	2,778	3,191

PART B — NONACCRUAL LOANS

Residential real estate mortgage loans	18	132	132	60	101

Commercial and industrial loans	7,021	13,688	7,189	7,152	452

Loans to individuals for household, family and
other personal expenditures	0	0	0	0	0

Loans to finance agriculture production and
other loans to farmers	0	0	0	0	0

Total nonaccrual loans	7,039	13,820	7,321	7,212	553

PART C — TROUBLED DEBT RESTRUCTURED LOANS	0	0	0	0	0

Total nonperforming loans	$7,448	$14,119	$7,495	$9,990	$3,744

Nonearning assets of the Company include nonperforming loans (as indicated above), nonaccrual investments, other real estate and repossessions, which amounted to $9,859 at December 31, 2007.

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

As of December 31, 2007, there were $7.0 million of loans on nonaccrual status, some of which were also on impaired status. There were $6.7 million of loans classified as impaired.

PART C - TROUBLED DEBT RESTRUCTURED LOANS

Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

As of December 31, 2007 and 2006, there were no loans renegotiated as troubled debt restructurings.

PART D - OTHER NONPERFORMING ASSETS

Management is of the opinion that there are no significant foreseeable losses relating to nonperforming assets, as defined in the preceding table, or classified loans, except as discussed above in Part B – Nonperforming Loans and Part C – Troubled Debt Restructured Loans.

PART E - LOAN CONCENTRATIONS

There were no loan concentrations within industries not otherwise disclosed, which exceeded ten percent of total loans except commercial real estate. Commercial real estate was $384.3 million at December 31, 2007. Nearly all of the Bank’s commercial, industrial, agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its basic service area.

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

Based upon these policies and objectives, $4.3 million, $2.6 million and $2.5 million were charged to the provision for loan losses and added to the allowance for loan losses in 2007, 2006 and 2005.

The allocation of the allowance for loan losses to the various lending areas is performed by management in relation to perceived exposure to loss in the various loan portfolios. However, the allowance for loan losses is available in its entirety to absorb losses in any particular loan category.

ANALYSIS OF LOAN PORTFOLIO (cont.)

Summary of Loan Loss

(in thousands of dollars)

The following is a summary of the loan loss experience for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.

	2007	2006	2005	2004	2003

Amount of loans outstanding, December 31,	$1,523,720	$1,353,837	$1,198,730	$1,003,219	$870,882

Average daily loans outstanding during the year
ended December 31,	$1,404,068	$1,270,484	$1,088,788	$930,934	$847,555

Allowance for loan losses, January 1,	$14,463	$12,774	$10,754	$10,234	$9,533

Loans charged—off:
Commercial	2,381	905	317	630	1,261
Real estate	16	0	8	20	47
Installment	537	145	164	271	353
Credit cards and personal credit lines	458	22	112	73	113

Total loans charged—off	3,392	1,072	601	994	1,774

Recoveries of loans previously charged—off:
Commercial	252	53	37	121	21
Real estate	27	0	0	13	0
Installment	124	52	89	129	188
Credit cards and lines of credit	29	12	15	28	12

Total recoveries	432	117	141	291	221

Net loans charged—off	2,960	955	460	703	1,553
Provision for loan loss charged to expense	4,298	2,644	2,480	1,223	2,254

Balance, December 31,	$15,801	$14,463	$12,774	$10,754	$10,234

Ratio of net charge—offs during the period to
average daily loans outstanding:
Commercial	0.15%	0.07%	0.02%	0.05%	0.15%
Real estate	0.00	0.00	0.00	0.00	0.00
Installment	0.03	0.01	0.01	0.02	0.02
Credit cards and personal credit lines	0.03	0.00	0.01	0.01	0.01

Total ratio of net charge—offs	0.21%	0.08%	0.04%	0.08%	0.18%

Ratio of allowance for loan losses to
nonperforming assets	160.27%	101.67%	169.87%	104.76%	236.46%

ANALYSIS OF LOAN PORTFOLIO (cont.)

Allocation of Allowance for Loan Losses

(in thousands of dollars)

The following is a summary of the allocation for loan losses as of December 31, 2007, 2006, 2005, 2004 and 2003.

	2007		2006		2005
	Allowance	Loans as	Allowance	Loans as	Allowance	Loans as
	For	Percentage	For	Percentage	For	Percentage
	Loan	of Gross	Loan	of Gross	Loan	of Gross
	Losses	Loans	Losses	Loans	Losses	Loans
Allocated allowance for loan losses:
Commercial	$13,659	81.42%	$12,185	80.24%	$10,870	80.46%
Real estate	571	8.15	389	8.07	187	6.24
Installment	421	3.23	690	6.20	509	5.67
Credit cards and personal credit lines	828	7.20	561	5.49	688	7.63

Total allocated allowance for loan losses	15,479	100.00%	13,825	100.00%	12,254	100.00%

Unallocated allowance for loan losses	322		638		520

Total allowance for loan losses	$15,801		$14,463		$12,774

	2004		2003
	Allowance	Loans as	Allowance	Loans as
	For	Percentage	For	Percentage
	Loan	of Gross	Loan	of Gross
	Losses	Loans	Losses	Loans
Allocated allowance for loan losses:
Commercial	$8,696	78.84%	$8,634	77.56%
Real estate	136	5.40	110	5.06
Installment	398	5.29	440	6.72
Credit cards and personal credit lines	789	10.47	696	10.66

Total allocated allowance for loan losses	10,019	100.00%	9,880	100.00%

Unallocated allowance for loan losses	735		354

Total allowance for loan losses	$10,754		$10,234

ANALYSIS OF DEPOSITS

(in thousands of dollars)

The average daily deposits for the years ended December 31, 2007, 2006 and 2005, and the average rates paid on those deposits are summarized in the following table:

	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Daily	Rate	Daily	Rate	Daily	Rate
	Balance	Paid	Balance	Paid	Balance	Paid

Demand deposits	$226,484	0.00%	$219,997	0.00%	$222,971	0.00%

Savings and transaction accounts:
Regular savings	67,104	0.20	67,818	0.21	70,875	0.13
Interest bearing checking	425,753	3.49	405,209	3.16	342,438	1.64

Time deposits:
Deposits of $100,000 or more	462,056	5.27	430,378	4.97	319,697	3.56
Other time deposits	295,328	4.84	264,087	4.08	228,689	3.16

Total deposits	$1,476,725	3.63%	$1,387,489	3.25%	$1,184,670	2.05%

As of December 31, 2007, time certificates of deposit will mature as follows:

	$ 100,000	% of		% of
	or more	Total	Other	Total

Within three months	$176,250	45.86%	$63,626	20.17%

Over three months, within six months	61,853	16.10	107,385	34.04

Over six months, within twelve months	71,734	18.67	82,513	26.16

Over twelve months	74,443	19.37	61,910	19.63

Total time certificates of deposit	$384,280	100.00%	$315,433	100.00%

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

RETURN ON EQUITY AND OTHER RATIOS

The rates of return on average daily assets and stockholders' equity, the dividend payout ratio, and the average daily stockholders' equity to average daily assets for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005

Percent of net income to:
Average daily total assets	1.04%	1.10%	1.20%

Average daily stockholders' equity	13.94%	15.35%	16.59%

Percentage of dividends declared per
common share to basic earnings per
weighted average number of common
shares outstanding (12,188,594
shares in 2007, 12,069,300 shares in
2006 and 11,927,756 shares in 2005)	34.49%	24.19%	30.46%

Percentage of average daily
stockholders' equity to average
daily total assets	7.49%	7.18%	7.22%

Cash dividends were declared on April 10, July 10, October 9 , 2007 and January 8, 2008 for each quarter of 2007 and April 11, July 11 and October 10, 2006 and January 9, 2007 for each quarter of 2006.

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

	2007	2006	2005

Outstanding at year end:
Federal funds purchased	$70,010	$0	$43,000
Securities sold under agreements to repurchase	$154,913	$106,670	$91,071
Other short—term borrowings	$90,000	$80,000	$75,000

Approximate average interest rate at year end:
Federal funds purchased	4.07%	0.00%	4.42%
Securities sold under agreements to repurchase	3.20%	3.59%	2.91%
Other short—term borrowings	4.31%	5.36%	4.26%

Highest amount outstanding as of any month end
during the year:
Federal funds purchased	$96,850	$53,000	$106,500
Securities sold under agreements to repurchase	$154,913	$106,670	$92,589
Other short—term borrowings	$90,000	$80,000	$89,900

Approximate average outstanding during the year:
Federal funds purchased	$22,950	$19,119	$26,364
Securities sold under agreements to repurchase	$121,372	$92,870	$85,666
Other short—term borrowings	$32,247	$31,726	$41,902

Approximate average interest rate during the year:
Federal funds purchased	5.33%	5.22%	3.41%
Securities sold under agreements to repurchase	3.52%	3.20%	1.67%
Other short—term borrowings	5.09%	5.13%	3.31%

Securities sold under agreements to repurchase include fixed rate, term transactions initiated by the Bank, as well as corporate sweep accounts. Other short-term borrowings consist of Federal Home Loan Bank advances.

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

Although we do not have any current plans to do so, we may also acquire banks and related businesses that we believe provide a strategic fit with our business. We may also engage in de novo bank formations as we have in the past and intend to do in the Indianapolis market in the future. To the extent that we grow through acquisitions and de novo bank formations, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve similar risks to those commonly associated with branching, but may also involve additional risks, including:

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

Increased competition in our market may also result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to relaxour underwriting standards, we could be exposed to higher losses from lending activities. Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets and larger lending limits and offer a broader range of financial services than we can offer.

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

Commercial and industrial and agri-business loans were $1.241 billion, or approximately 81% of our total loan portfolio as of December 31, 2007. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. Whenever possible, we require a personal guarantee on commercial loans. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate value.

Real estate lending (including commercial, construction, and, to a much lesser extent, residential) is a large portion of our loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, continued adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

At December 31, 2007, consumer loans totaled $50.5 million, or 3%, of our total loan and lease portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to one-to four-family residential loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We established our allowance for loan losses pursuant to our established guidelines and practices and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2007, our allowance for loan losses as a percentage of total loans was 1.04% and as a percentage of total non-performing loans was 212%. Although management believes that the allowance for loan losses is adequate to absorb probable incurred losses on any existing loans, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations. Additional information regarding our allowance for loan losses and the methodology we use to determine an appropriate level of reserves is located in the “Management’s Discussion and Analysis” section included under Item 7 of Part II of this Form 10-K.

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

If LCB Funding, Inc.  fails to qualify as a real estate investment trust, we may be subject to a higher consolidated effective tax rate.

The Bank holds certain commercial real estate loans, residential real estate loans and other loans, and mortgage-backed investment securities in a real estate investment trust through its wholly-owned subsidiary LCB Investments II, Inc., which is incorporated in Nevada.  Qualification as a real estate investment trust involves application of specific provisions of the Internal Revenue Code relating to various asset tests.  If LCB Funding, Inc. fails to meet any of the required provisions for real estate investment trusts, or there are changes in tax laws or interpretations thereof, it could no longer qualify as a real estate investment trust and the resulting tax consequences would increase our effective tax rate or cause us to have a tax liability for prior years.

ITEM 1b. UNRESOLVED STAFF COMMENTS

We have no unresolved SEC staff comments.

ITEM 2. PROPERTIES

The Company conducts its operations from the following locations:

Location

Main/Headquarters	202 East Center St.	Warsaw	IN
Warsaw Drive-up	East Center St.	Warsaw	IN
Akron	102 East Rochester	Akron	IN
Argos	100 North Michigan	Argos	IN
Auburn	1220 East 7th St.	Auburn	IN
Bremen	1600 State Road 331	Bremen	IN
Columbia City	601 Countryside Dr.	Columbia City	IN
Concord	4202 Elkhart Rd.	Goshen	IN
Cromwell	111 North Jefferson St.	Cromwell	IN
Elkhart Beardsley	864 East Beardsley St.	Elkhart	IN
Elkhart East	22050 State Road 120	Elkhart	IN
Elkhart Hubbard Hill	58404 State Road 19	Elkhart	IN
Elkhart Northwest	1208 North Nappanee St.	Elkhart	IN
Fort Wayne North	302 East DuPont Rd.	Fort Wayne	IN
Fort Wayne Northeast	10411 Maysville Rd.	Fort Wayne	IN
Fort Wayne Southwest	10429 Illinois Rd.	Fort Wayne	IN
Fort Wayne Jefferson Blvd	6851 W. Jefferson Blvd.	Fort Wayne	IN
Goshen Downtown	102 North Main St.	Goshen	IN
Goshen South	2513 South Main St.	Goshen	IN
Granger	12830 State Road 23	Granger	IN
Huntington	1501 North Jefferson St.	Huntington	IN
Kendallville East	631 Professional Way	Kendallville	IN
LaGrange	901 South Detroit	LaGrange	IN
Ligonier Downtown	222 South Cavin St.	Ligonier	IN
Ligonier South	1470 U.S. Highway 33 South	Ligonier	IN
Medaryville	Main St.	Medaryville	IN
Mentone	202 East Main St.	Mentone	IN
Middlebury	712 Wayne Ave.	Middlebury	IN
Milford	State Road 15 North	Milford	IN
Mishawaka	5015 North Main St.	Mishawaka	IN
Nappanee	202 West Market St.	Nappanee	IN
North Webster	644 North Main St.	North Webster	IN
Pierceton	202 South First St.	Pierceton	IN
Plymouth	862 East Jefferson St.	Plymouth	IN
Rochester	507 East 9th St.	Rochester	IN
Shipshewana	895 North Van Buren St.	Shipshewana	IN
Silver Lake	102 Main St.	Silver Lake	IN
South Bend Northwest	21113 Cleveland Rd.	South Bend	IN
Syracuse	502 South Huntington	Syracuse	IN
Warsaw East	3601 Commerce Dr.	Warsaw	IN
Warsaw North	420 Chevy Way	Warsaw	IN
Warsaw West	1221 West Lake St.	Warsaw	IN
Winona Lake	99 Chestnut St.	Winona Lake	IN
Winona Lake East	1324 Wooster Rd.	Winona Lake	IN

The Company leases from third parties the real estate and buildings for its Milford and Winona Lake East offices. In addition, the Company leases the real estate for its four freestanding ATMs. All the other branch facilities are owned by the Company. The Company also owns parking lots in downtown Warsaw for the use and convenience of Company employees and customers, as well as leasehold improvements, equipment, furniture and fixtures necessary to operate the banking facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

		4th	3rd	2nd	1st
		Quarter	Quarter	Quarter	Quarter
2007

	Trading prices (per share)*
	Low	$18.25	$20.05	$20.71	$21.85
	High	$25.00	$25.98	$23.81	$25.92

	Dividends declared (per share)	$0.140	$0.140	$0.140	$0.125

2006

	Trading prices (per share)* **
	Low	$23.47	$21.84	$20.47	$19.90
	High	$26.40	$24.97	$24.29	$23.38

	Dividends declared (per share)**	$0.125	$0.125	$0.125	$0.000

* The trading ranges are the high and low prices as obtained from The Nasdaq Stock Market.

** Share and per share data has been adjusted for a 2-for-1 stock split on April 28, 2006.

The common stock of the Company began being quoted on The Nasdaq Stock Market under the symbol LKFN in August, 1997. On December 31, 2007, the Company had approximately 458 shareholders of record and estimates that it has approximately 2,200 shareholders in total.

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

The following table provides information about purchases by the Company and its affiliates during the quarter ended December 31, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

					Maximum Number (or
				Total Number of	Appropriate Dollar
				Shares Purchased as	Value) of Shares that
				Part of Publicly	May Yet Be Purchased
		Total Number of	Average Price	Announced Plans or	Under the Plans or
Period		Shares Purchased	Paid per Share	Programs	Programs

10	/01/07-10/31/07	0	$0.00	0	$0.00
11	/01/07-11/30/07	672	19.88	0	0.00
12	/01/07-12/31/07	0	0.00	0	0.00

	Total	672	$19.88	0	$0.00

The shares purchased during the periods were credited to the deferred share accounts of seven non-employee directors under the Company’s directors’ deferred compensation plan.

STOCK PRICE PERFORMANCE GRAPH

The stock price performance graph below shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The graph below compares the cumulative total return of the Company, the Nasdaq Market Index and a peer group index.

INDEX	2002	2003	2004	2005	2006	2007
Lakeland Financial Corporation	$100.00	$154.64	$178.02	$185.29	$239.36	$200.71
NASDAQ Market Index	100.00	150.01	162.89	165.13	180.85	198.60
Peer Group Index	100.00	136.54	165.62	164.90	187.53	133.13

* Assumes $100 invested on December 31, 2001 and dividends were reinvested.

The peer group indexis comprised of all financial institution holding companies in the United States with total assets between $1.0 billion and $3.0 billion dollars whose equity securities were traded on an exchange or national quotation service.

ITEM 6. SELECTED FINANCIAL DATA

	2007	2006	2005	2004	2003
	(in thousands except share and per share data)

Interest income	$117,973	$105,551	$80,616	$60,182	$60,517

Interest expense	63,417	53,224	30,353	16,833	18,137

Net interest income	54,556	52,327	50,263	43,349	42,380

Provision for loan losses	4,298	2,644	2,480	1,223	2,254

Net interest income after provision
for loan losses	50,258	49,683	47,783	42,126	40,126
Other noninterest income	18,815	17,751	15,983	15,394	14,728
Gain on sale of credit card portfolio	0	0	863	0	0
Net gains on sale of real estate
mortgages held for sale	676	581	934	987	3,018
Net securities gains (losses)	89	(68)	(69)	0	500
Noninterest expense	(42,261)	(39,712)	(38,057)	(36,660)	(37,679)

Income before income tax expense	27,577	28,235	27,437	21,847	20,693

Income tax expense	8,366	9,514	9,479	7,302	6,828

Net income	$19,211	$18,721	$17,958	$14,545	$13,865

Basic weighted average common shares
outstanding*	12,188,594	12,069,300	11,927,756	11,735,410	11,639,832

Basic earnings per common share*	$1.58	$1.55	$1.51	$1.24	$1.19

Diluted weighted average common shares
outstanding*	12,424,137	12,375,467	12,289,466	12,128,154	12,002,898

Diluted earnings per common share*	$1.55	$1.51	$1.46	$1.20	$1.16

Cash dividends declared*	$0.55	$0.38	$0.46	$0.42	$0.38

*Share and per share data have been adjusted for a 2-for-1 stock split on April 28, 2006.

ITEM 6. SELECTED FINANCIAL DATA (continued)

	2007	2006	2005	2004	2003
			(in thousands)
Balances at December 31,

Total assets	$1,989,133	$1,836,706	$1,634,613	$1,453,122	$1,271,414

Total loans	$1,523,720	$1,353,837	$1,198,730	$1,003,219	$870,882

Total deposits	$1,478,918	$1,475,765	$1,266,245	$1,115,399	$926,391

Total short—term borrowings	$316,165	$187,484	$211,542	$185,650	$184,761

Long—term borrowings	$44	$45	$46	$10,046	$30,047

Subordinated debentures	$30,928	$30,928	$30,928	$30,928	$30,928

Total stockholders' equity	$146,270	$130,187	$113,334	$101,765	$90,022

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in twelve counties in northern Indiana and a loan production office in Indianapolis, Indiana. The Company earned $19.2 million for the year 2007 versus $18.7 million for 2006, an increase of 2.6%. The increase was driven primarily by a $2.2 million increase in net interest income and a $1.3 million increase in noninterest income. In addition, the Company’s effective tax rate decreased to 30.3% for 2007 compared to 33.7% for 2006. Offsetting these positive impacts was a $2.5 million increase in noninterest expense and a $1.7 million increase in the provision for loan losses. The Company earned $18.7 million for the year 2006 versus $18.0 million for 2005, an increase of 4.3%. The increase was driven primarily by a $2.1 million increase in net interest income and a $553,000 increase in noninterest income. Offsetting these positive impacts was a $1.7 million increase in noninterest expense and a $164,000 increase in the provision for loan losses.

Basic earnings per share for the year 2007 was $1.58 per share versus $1.55 per share for 2006 and $1.51 for 2005. Diluted earnings per share for the year ended 2007 was $1.55 per share versus $1.51 per share for the year ended 2006 and $1.46 for the year ended 2005. Diluted earnings per share reflect the potential dilutive impact of stock options granted under an employee stock option plan.

The Company’s total assets were $1.989 billion as of December 31, 2007 versus $1.837 billion as of December 31, 2006, an increase of $152.4 million or 8.3%. This increase was primarily due to a $154.2 million increase in commercial loans from $1.086 billion at December 31, 2006 to $1.241 billion at December 31, 2007.

RESULTS OF OPERATIONS

2007 versus 2006

The Company reported record net income of $19.2 million in 2007, an increase of $490,000, or 2.6%, versus net income of $18.7 million in 2006. Net interest income increased $2.2 million, or 4.3%, to $54.6 million versus $52.3 million in 2006. Net interest income increased primarily due to increases in average earning assets, particularly a 14% increase in commercial loans as a result of our strategic focus on commercial lending. Interest income increased $12.4 million, or 11.8%, from $105.6 million in 2006 to $118.0 million in 2007. The increase was driven primarily by increases in average earning assets, as well as a 14 basis point increase in the tax equivalent yield on average earning assets over the year. Interest expense increased $10.2 million, or 19.2%, from $53.2 million in 2006 to $63.4 million in 2007. The increase was primarily the result of a 36 basis point increase in the Company’s daily cost of funds over the year. The Company had a net interest margin of 3.22% in 2007 versus 3.38% in 2006. Average earning assets increased by $148.7 million from $1.6 billion in 2006 to $1.7 billion in 2007. This loan growth was led by significant growth in Elkhart and Allen Counties and with balanced growth in the Bank’s other regions. Deposits increased to fund the loan growth during 2007, driven primarily by increases of $23.9 million in average brokered deposit balances, $20.5 million in interest bearing transaction accounts and $39.1 million in average other time deposit account balances. Management believes that the growth in the loan portfolio will likely continue in a measured fashion as a result of our strategic focus on commercial lending and in conjunction with the general expansion and penetration of the geographical markets the Company serves, as well as our expansion in the Indianapolis market.

Nonaccrual loans were $7.0 million, or 0.46% of total loans, at year end versus $13.8 million, or 1.02% of total loans, at the end of 2006. There were five relationships totaling $6.7 million classified as impaired as of December 31, 2007 versus five relationships totaling $13.3 million at the end of 2006. The decrease in impaired and nonperforming loans resulted from the transfer to other real estate of a single borrowing relationship, a residential and commercial real estate developer. Net charge-offs were $3.0 million in 2007 versus $955,000 in 2006, representing 0.21% and 0.08% of average daily loans in 2007 and 2006. Total nonperforming loans were $7.4 million, or 0.49% of total loans, at year end 2007 versus $14.1 million, or 1.04% of total loans, at the end of 2006. The provision for loan loss expense was $4.3 million in 2007, resulting in an allowance for loan losses at December 31, 2007 of $15.8 million, which represented 1.04% of the loan portfolio, versus a provision for loan loss expense of $2.6 million in 2006 and an allowance for loan losses of $14.5 million at the end of 2006, or 1.07% of the loan portfolio. The higher provision in 2007 versus 2006 was attributable to a number of factors, but was primarily a result of an increase in net charge-offs, general growth in the loan portfolio, as well as higher allocations on specific watch list credits. The level of loan loss provision is also influenced by other factors related to the growth in the loan portfolio, such as emerging market risk, commercial loan focus and large credit concentration, new industry lending activity, general economic conditions and historical loss percentages. In addition, management gives consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest income was $19.6 million in 2007 versus $18.3 million in 2006, an increase of $1.3 million, or 7.2%. The 2007 increase was driven by a $592,000, or 23.2%, increase in wealth advisory fees. Additionally, noninterest income increased due to a $201,000, or 15.6%, increase in investment brokerage fees. Merchant card fee income increased due to higher volume activity in interchange and merchant fees as well as new business generation. Loan, insurance and service fees increased $191,000, or 8.3%, driven by higher fee income on debit card activity. Offsetting these increases was a decrease of $109,000, or 5.6%, in other income.

Noninterest expense increased $2.5 million, or 6.4%, from $39.7 million in 2006 to $42.3 million in 2007. Salaries and employee benefits increased by $1.4 million, or 6.4%, driven by normal salary increases and higher health care cost, which represented approximately $542,000 of the total increase. Data processing fees and supplies increased $449,000, or 18.3%, driven by higher data processing fees, software license fees and maintenance fees related to new services offered to clients. Net occupancy expense increased from $2.5 million in 2006 to $2.7 million in 2007, primarily as a result of higher maintenance and repair costs and higher property tax expense.

As a result of these factors, income before income tax expense decreased $658,000, or 2.3%, from $28.2 million in 2006 to $27.6 million in 2007. Income tax expense was $8.4 million in 2007 versus $9.5 million in 2006. Income tax as a percentage of income before tax was 30.3% in 2007 versus 33.7% in 2006. The decrease in the tax rate was driven by the formation of a captive real estate investment trust in the fourth quarter of 2006, which provides the Company with an alternative vehicle for raising capital should the need arise. Additionally, the ownership structure of this real estate investment trust provides certain state income tax benefits which also lowered the Company’s effective tax rate. Net income increased $490,000, or 2.6%, to $19.2 million in 2007 versus $18.7 million in 2006. Basic earnings per share in 2007 was $1.58, an increase of 1.9%, versus $1.55 in 2006. The Company’s net income performance represented a 14.8% return on January 1, 2007, stockholders’ equity versus 16.5% in 2006. The net income performance resulted in a 1.04% return on average daily assets in 2007 versus 1.10% in 2006.

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

Nonaccrual loans were $13.8 million, or 1.02% of total loans, at year end versus $7.3 million, or 0.61% of total loans, at the end of 2005. There were five relationships totaling $13.3 million classified as impaired as of December 31, 2006 versus five relationships totaling $6.9 million at the end of 2005. The increase in impaired and nonperforming loans resulted from the addition of a single borrowing relationship with aggregate loans totaling $7.6 million. The borrower was engaged in commercial and residential real estate development in northern Indiana. Borrower collateral, including real estate, and personal guarantees of its principals supported this credit, although there could be no assurances that full repayment of the loans would result. Net charge-offs were $955,000 in 2006 versus $460,000 in 2005, representing 0.08% and 0.04% of average daily loans in 2006 and 2005. Total nonperforming loans were $14.1 million, or 1.04% of total loans, at year end 2006 versus $7.5 million, or 0.63% of total loans, at the end of 2005. The provision for loan loss expense was $2.6 million in 2006, resulting in an allowance for loan losses at December 31, 2006 of $14.5 million, which represented 1.07% of the loan portfolio, versus a provision for loan loss expense of $2.5 million in 2005 and an allowance for loan losses of $12.8 million at the end of 2005, or 1.07% of the loan portfolio. The higher provision in 2006 versus 2005 was attributable to a number of factors, but was primarily a result of general growth in the loan portfolio as well as higher allocations on specific watch list credits, including the large additional impaired credit relationship mentioned above. The level of loan loss provision was also influenced by other factors related to the growth in the loan portfolio, such as emerging market risk, commercial loan focus and large credit concentration, new industry lending activity, general economic conditions and historical loss percentages. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continued to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

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

FINANCIAL CONDITION

As of December 31, 2007, the Company had 43 offices serving twelve counties in northern Indiana and one loan production office in Indianapolis. The Company added a new full-service branch facility in Fort Wayne, Indiana during 2007. The new facility houses the Company’s Fort Wayne based Wealth Advisory Services and serves the south western market of Fort Wayne. The new facility replaces a limited-service leased facility in downtown Fort Wayne. Since 1996, the Company has added seventeen new offices through acquisition and internal growth. The Company will consider future acquisition and expansion opportunities with an emphasis on markets that it believes would be receptive to its business philosophy of local, independent banking.

Total assets of the Company were $1.989 billion as of December 31, 2007, an increase of $152.4 million, or 8.3%, when compared to $1.837 billion as of December 31, 2006.

Total cash and cash equivalents decreased by $52.0 million, or 43.5%, to $67.7 million at December 31, 2007 from $119.7 million at December 31, 2006. The decrease was primarily attributable to a corresponding increase in the Company’s loans.

Total securities available for sale increased by $31.6 million, or 10.7%, to $327.8 million at December 31, 2007 from $296.2 million at December 31, 2006. The increase was a result of a number of activities in the securities portfolio. Paydowns from prepayments of $40.0 million were received, and the amortization of premiums, net of the accretion of discounts, was $473,000. Maturities, calls and sales of securities totaled $35.1 million. These portfolio decreases were offset by securities purchases totaling $104.0 million. The fair value of the securities increased $3.2 million as a result of the falling yield curve environment during 2007. The investment portfolio is managed to limit the Company’s exposure to risk and contains mostly collateralized mortgage obligations and other securities which are either directly or indirectly backed by the federal government or a local municipal government. As of December 31, 2007, the Company had $45.3 million of collateralized mortgage obligations which were not issued by the federal government or government sponsored agencies, but were rated AAA by S&P and/or Aaa by Moody’s. The investment portfolio did not contain any corporate debt instruments or trust preferred instruments as of December 31, 2007.

Real estate mortgages held for sale decreased by $1.6 million, or 75.3%, to $537,000 at December 31, 2007 from $2.2 million at December 31, 2006. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During 2007, $37.5 million in real estate mortgages were originated for sale and $38.9 million in mortgages were sold, compared to $38.6 million and $37.1 million in 2006. As experienced by the industry generally, this lower volume of real estate mortgages originated was caused primarily due to the uncertainty in the residential real estate market.

Total loans, excluding real estate mortgages held for sale, increased by $169.9 million, or 12.6%, to $1.524 billion at December 31, 2007 from $1.354 billion at December 31, 2006. The mix of loan types within the Company’s portfolio continued a trend toward a higher percentage of the total loan portfolio being in commercial loans. The portfolio breakdown at year end 2007 reflected 82% commercial and industrial and agri-business, 15% residential real estate and home equity and 3% consumer loans compared to 80% commercial and industrial and agri-business, 14% residential real estate and home equity and 6% consumer loans at December 31, 2006.

At December 31, 2007, the allowance for loan losses was $15.8 million, or 1.04% of total loans outstanding, versus $14.5 million, or 1.07%, of total loans outstanding at December 31, 2006. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the following considerations.

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

Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors: application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish specific allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At December 31, 2007, on the basis of management’s review of the loan portfolio, the Company had loans totaling $79.3 million on the classified loan list versus $69.7 million on December 31, 2006. As of December 31, 2007, the Company had $39.4 million of assets classified special mention, $39.7 million classified as substandard, $244,000 classified as doubtful and $0 classified as loss as compared to $26.9 million, $42.6 million, $100,000 and $0 at December 31, 2006.

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

The allowance for loan losses increased $1.3 million from $14.5 million December 31, 2006 to $15.8 million at December 31, 2007. Pooled loan allocations increased $728,000 from $4.2 million at December 31, 2006 to $4.9 million at December 31, 2007, which was primarily a result of an increase in pooled loan balances of $159.9 million year over year. Specific loan allocations increased $926,000 from $9.7 million at December 31, 2006 to $10.6 million at December 31, 2007. This increase was primarily due to additions to the classified loan list as well as increases in the specific allocations on two commercial credits. The unallocated component of the allowance for loan losses decreased $316,000 from $638,000 at December 31, 2006 to $322,000 at December 31, 2007.

The Company has experienced growth in total loans over the last three years of $520.5 million, or 51.9%. The concentration of this loan growth was in the commercial loan portfolio. Commercial loans comprised 82%, 80% and 81% of the total loan portfolio at December 31, 2007, 2006 and 2005. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and geography. Management has historically considered growth and portfolio composition when determining loan loss allocations. Management believes that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.

As a result of the methodology in determining the adequacy of the allowance for loan losses, the provision for loan losses was $4.3 million in 2007 versus $2.6 million in 2006. At December 31, 2007, total nonperforming loans decreased by $6.7 million to $7.4 million from $14.1 million at December 31, 2006. Loans delinquent 90 days or more that were included in the accompanying financial statements as accruing totaled $409,000 versus $299,000 at December 31, 2006. Total impaired loans decreased by $6.6 million to $6.7 million at December 31, 2007 from $13.3 million at December 31, 2006. The decrease in impaired and nonperforming loans primarily resulted from the transfer to other real estate of a single borrowing relationship, a residential and commercial real estate developer. The majority of the balance of nonperforming and impaired loans is a single commercial credit of $4.2 million and $5.0 million at December 31, 2007 and 2006. The borrower filed chapter 11 bankruptcy late in the third quarter of 2004 and the plan for reorganization was approved late in the third quarter of 2005. Borrower collateral and the personal guarantees of its principals support this credit. The $6.7 million in impaired loans are all in nonaccrual status. The Company allocated $2.3 million and $3.4 million of the allowance for loan losses to the impaired loans in 2007 and 2006. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Management has observed a regional softening in economic conditions in the Company’s markets, as well as slow downs in certain industries, including residential and commercial real estate development, recreational vehicle and mobile home manufacturing and other regional industries. The Company believes that the impact of these industry-specific issues will be mitigated by its overall expansion strategy, which promotes diversification among industries as well as a continued focus on enforcement of a strong credit environment and an aggressive position on loan work-out situations. The allowance for loan loss to total loans percentage was 1.04% in 2007, and 1.07% in 2006. The Company’s total nonperforming loans were 0.49% of total loans at year end 2007 versus 1.04% of total loans at the end of 2006. However, the Company’s overall asset quality position can be influenced by a small number of credits due to the focus on commercial lending activity.

Total deposits increased by $3.2 million, or 0.2%, to $1.479 billion at December 31, 2007 from $1.476 billion at December 31, 2006. The increase resulted from increases of $42.9 million in other certificates of deposit, $9.5 million in money market deposit accounts and $5.2 million in certificates of deposit of $100,000 and over. These increases were offset by decreases of $25.1 million in brokered deposits, $18.7 million in interest bearing transaction accounts, $7.5 million in public fund certificates of deposit of $100,000 and over and $3.1 million in demand deposits.

Total short-term borrowings increased by $128.7 million, or 68.6%, to $316.2 million at December 31, 2007 from $187.5 million at December 31, 2006. The increase resulted from increases of $70.0 million in federal funds purchased, $48.2 million in securities sold under agreements to repurchase, $10.0 million in other short-term borrowings, primarily short-term advances from the Federal Home Loan Bank of Indianapolis and $428,000 in U.S. Treasury demand notes.

The Company believes that a strong, appropriately managed capital position is critical to long-term earnings and expansion. Bank regulatory agencies exclude the market value adjustment created by SFAS No. 115 (AFS adjustment) from capital adequacy calculations. Excluding this adjustment from the calculation, the Company had a total risk-based capital ratio of 11.5% and a Tier I risk-based capital ratio of 10.5% as of December 31, 2007. These ratios met or exceeded the Federal Reserve’s “well-capitalized” minimums of 10.0% and 6.0%, respectively.

The ability to maintain these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders’ equity increased by 12.4% to $146.3 million as of December 31, 2007 from $130.2 million as of December 31, 2006. The increase in 2007 resulted from net income of $19.2 million, as well as the following factors:

•	cash dividends of $6.6 million,
•	a favorable change in the AFS adjustment for the market valuation on securities held for sale of $1.9 million, net of tax,
•	positive pension liability adjustment of $232,000, net of tax,
•	$243,000 for the acquisition of treasury stock and
•	$1.2 million related to stock option exercises.

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

The 2007 AFS adjustment was primarily related to a 339 basis point decrease in the two to five year U.S. Treasury rates during 2007. Management has factored this into the determination of the size of the AFS portfolio to assure that stockholders’ equity is adequate under various scenarios.

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

Commercial loans are subject to a dual standardized grading process administered by the credit administration and internal loan review functions. A credit grade is assigned to each commercial loan by both the commercial loan officer and the loan review department. These grade assignments are performed independent of each other and a loan may or may not be graded the same. The grade given by the loan review department is the assigned in the Company’s loan system for individual credits. The need for specific allocation of the loan loss reserve is considered for individual credits when graded special mention, substandard, doubtful or loss. Other considerations with respect to specific allocations for individual credits include, but are not limited to, the following: (a) does the customer’s cash flow or net worth appear insufficient to repay the loan; (b) is there adequate collateral to repay the loan; (c) has the loan been criticized in a regulatory examination; (d) is the loan on non-accrual; (e) are there other reasons where the ultimate collectibility of the loan is in question; or (f) are there unique loan characteristics require special monitoring. Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individual credit that we believe indicates the loan is impaired.

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

Mortgage Servicing Rights Valuation

The Company adopted SFAS No. 156 on January 1, 2007, and for sales of mortgage loans beginning in 2007, mortgage servicing rights (MSRs) are initially recognized as assets for the full fair value of retained servicing rights on loans sold. For sales of mortgage loans prior to January 1, 2007, a portion of the cost of the loan was allocated to the servicing right based on relative fair values. Subsequent measurement uses the amortization method where all servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to type and interest rate. Fair value is determined based upon discounted cash flows using market-based assumptions.

To determine the fair value of MSRs, the Company uses a valuation model that calculates the present value of estimated future net servicing income. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions.

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

The servicing assets had a fair value of $2.5 million and $2.4 million at December 31, 2007 and 2006, respectively. At December 31, 2007, key economic assumptions and the sensitivity of the current fair value of mortgage servicing rights to an immediate 10% and 20% adverse changes in those assumptions are as follows:

Fair value of mortgage servicing assets	$2,483
Constant prepayment speed (PSA)	219
Impact on fair value of 10% adverse change	$(109)
Impact on fair value of 20% adverse change	(210)
Discount rate	9.4%
Impact on fair value of 10% adverse change	$(71)
Impact on fair value of 20% adverse change	(139)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the value of the servicing asset is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which might magnify or counteract the sensitivities.

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

Newly Issued But Not Yet Effective Accounting Standards:

FASB Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations is effective for fiscal years beginning after December 15, 2008. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

FASB Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This

Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The

Company plans to adopt this standard as of January 1, 2008. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company plans to adopt this standard as of January 1, 2008. The Company did not elect the fair value option for any financial assets or liabilities as of January 1, 2008.

FASB Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing certain accounting and reporting standards requirements. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

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

Staff Accounting Bulletin No. 109 (SAB No. 109), Written Loan Commitments Recorded at Fair Value through Earnings supersedes SAB 105, Application of Accounting Principles to Loan Commitments which stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 states that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also states that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

No other new accounting standards have been issued that are not yet effective that are expected to have a significant impact on the Company’s financial condition or results of operations.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. Given current prepayment assumptions, the cash flow from the securities portfolio is expected to provide approximately $82.2 million of funding in 2008.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2007, the Company had $235.0 million in Federal Funds lines with correspondent banks and may borrow up to $150.0 million at the Federal Home Loan Bank of Indianapolis. The Company had all of its securities in the available for sale (AFS) portfolio at December 31, 2007. Therefore, the Company may sell securities to meet funding demands. Management believes that the securities in the AFS portfolio are of high quality and would therefore be marketable. Approximately 69% of this portfolio is comprised of Federal agency securities or mortgage-backed securities directly or indirectly backed by the Federal government. In addition, the Company has historically sold the majority of its originated mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.

During 2007, cash and cash equivalents decreased $52.0 million from $119.7 million as of December 31, 2006 to $67.7 million as of December 31, 2007. The primary driver of this decrease was an increase in loan balances of $178.5 million, which is net of approximately $37.5 million of loans originated and sold in 2007. Another use of funds was purchases of securities of $104.0 million. Sources of funds were proceeds from short-term borrowings of $128.7 million, proceeds from maturities, calls and principal paydowns of securities of $43.6 million, proceeds from loan sales of $39.5 million and proceeds from the sale of securities of $31.6 million.

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

	Payments Due by Period
		One year			After 5
	Total	or less	1-3 years	4-5 years	years
	(in thousands)
Certificates of deposit	$279,934	$231,414	$46,364	$2,118	$38
Long—term debt	44	0	0	0	44
Operating leases	53	32	20	1	0
Subordinated debentures	30,928	0	0	0	30,928
Total contractual long—term cash
obligations	$310,959	$231,446	$46,384	$2,119	$31,010

	Amount of Commitment Expiration Per Period
	Total
	Amount	One year	Over one
	Committed	or less	year
		(in thousands)
Unused loan commitments	$609,022	$420,627	$188,395
Commercial letters of credit	861	861	0
Standby letters of credit	14,800	12,314	2,486
Total commitments and letters of credit	$624,683	$433,802	$190,881

Off-Balance Sheet Transactions

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

The Company’s exposure to credit losses in the event of nonperformance is represented by the contractual amount of the commitments. Management does not expect any significant losses as a result of these commitments. Off-Balance Sheet transactions are more fully discussed in Note 19.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management (ALCO) and Securities

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk, does not own any significant derivative financial instruments and does not maintain a trading portfolio. The Board of Directors annually reviews and approves the ALCO policy used to manage interest rate risk. This policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. Given the Company’s mix of interest bearing liabilities and interest bearing assets on December 31, 2007, the net interest margin could be expected to decline in a falling interest rate environment and conversely, to increase in a rising rate environment. Beginning with the September 18, 2007 meeting the Federal Open Market Committee (FOMC) started lowering the target federal funds rate. In the three meeting from September 2007 through December 2007 the FOMC lowered the rate from 5.25% to 4.25%. Despite these rate cuts, the yield on earning assets increased from 6.75% for 2006 to 6.89% for 2007. The increase in the yield on earning assets was offset by an increase in the rates paid on deposit accounts. The rate paid on deposit accounts and purchased funds increased from 3.96% for 2006 to 4.35% for 2007. The combined result of the increase in the yield on earning assets and the increase in the rates paid on deposits and purchased funds was a decrease in the net margin from 3.38% for 2006 to 3.22% for 2007. Future changes in the net interest margin will be dependent upon multiple factors including further actions by the FOMC during 2008 in response to economic conditions, competitive pressures in the various markets served, and changes in the structure of the balance sheet in as a result of changes in customer demands for products and services.

The Company utilizes a computer program to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves, as well as other factors. The ALCO committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. Although management does not consider GAP ratios in this planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company’s cumulative repricing GAP ratio as of December 31, 2007 for the next 12 months using a rates unchanged scenario was a negative 18.22% of earning assets.

The Company’s investment portfolio consists of U.S. Treasury securities, agencies, mortgage-backed securities and municipal bonds. During 2007, purchases in the securities portfolio consisted primarily of agency securities, whole-loan securities and municipal bonds. As of December 31, 2007, the Company’s investment in mortgage-backed securities represented approximately 76% of total securities and consisted primarily of CMOs and mortgage pools issued by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae, Fannie Mae and Freddie Mac securities are each guaranteed by their respective agencies as to principal and interest. The whole-loan securities purchased were all super senior securities that met specific criteria established by the Asset Liability Management Committee of the Company. All mortgage securities purchased by the Company are within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company’s investment policy. The Company uses Bloomberg analytics to evaluate and monitor all purchases. As of December 31, 2007, the securities in the AFS portfolio had approximately a two and three-quarter year average life with approximately 10% price depreciation in the event of a 300 basis points upward movement. The portfolio had approximately 5% price appreciation in the event of a 300 basis point downward movement in rates. As of December 31, 2007, all mortgage securities were performing in a manner consistent with management’s original expectations.

The following table provides information regarding the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the table present principal cash flows and related weighted-average interest rates by contractual maturities, as well as the Company’s historical experience of the impact of interest-rate fluctuations on the prepayment of residential and home equity loans and mortgage-backed securities. Core deposits such as deposits, interest-bearing checking, savings and money market deposits that have no contractual maturity, are shown under Year 1, however historical experience indicates that some portion of the balances are retained over time. Weighted-average variable rates are based upon rates existing at the reporting date.

	2007
	Principal/Notional Amount Maturing in:
	(in thousands)
								Fair
								Value
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	12/31/2007
Rate sensitive assets:
Fixed interest rate loans	$187,313	$152,624	$130,420	$120,818	$92,819	$36,653	$720,647	$733,974
Average interest rate	6.84%	6.69%	6.91%	7.11%	6.91%	6.92%	6.88%
Variable interest rate loans	$581,142	$45,712	$31,775	$14,318	$15,301	$114,825	$803,073	$800,851
Average interest rate	7.13%	7.32%	7.20%	7.13%	7.99%	6.52%	7.07%
Fixed interest rate securities	$71,476	$73,024	$56,864	$28,108	$20,735	$77,087	$327,294	$327,538
Average interest rate	4.50%	4.39%	3.01%	4.15%	4.76%	5.31%	4.41%
Variable interest rate securities	$218	$0	$0	$0	$0	$0	$218	$219
Average interest rate	7.35%	0.00%	0.00%	0.00%	0.00%	0.00%	7.35%
Other interest—bearing assets	$11,413	$0	$0	$0	$0	$0	$11,413	$11,413
Average interest rate	4.32%	0.00%	0.00%	0.00%	0.00%	0.00%	4.32%
Rate sensitive liabilities:
Non—interest bearing checking	$255,348	$0	$0	$0	$0	$0	$255,348	$255,348
Average interest rate
Savings & interest bearing checking	$523,857	$0	$0	$0	$0	$0	$523,857	$523,857
Average interest rate	3.00%	0.00%	0.00%	0.00%	0.00%	0.00%	3.00%
Time deposits	$563,360	$106,482	$14,465	$8,790	$6,031	$585	$699,713	$703,766
Average interest rate	5.00%	4.93%	4.65%	4.85%	4.57%	4.57%	4.98%
Fixed interest rate borrowings	$101,688	$0	$0	$0	$0	$44	$101,732	$101,752
Average interest rate	4.51%	0.00%	0.00%	0.00%	0.00%	6.15%	4.51%
Variable interest rate borrowings	$214,477	$0	$0	$0	$0	$30,928	$245,405	$247,486
Average interest rate	6.05%	0.00%	0.00%	0.00%	0.00%	8.47%	6.84%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
December 31	2007	2006
ASSETS
Cash and due from banks	$56,278	$65,252
Short-term investments	11,413	54,447
Total cash and cash equivalents	67,691	119,699

Securities available for sale (carried at fair value)	327,757	296,191
Real estate mortgage loans held for sale	537	2,175

Loans, net of allowance for loan losses of $15,801 and $14,463	1,507,919	1,339,374

Land, premises and equipment, net	27,525	25,177
Bank owned life insurance	21,543	20,570
Accrued income receivable	9,126	8,720
Goodwill	4,970	4,970
Other intangible assets	619	825
Other assets	21,446	19,005
Total assets	$1,989,133	$1,836,706

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$255,348	$258,472
Interest bearing deposits	1,223,570	1,217,293
Total deposits	1,478,918	1,475,765

Short-term borrowings
Federal funds purchased	70,010	0
Securities sold under agreements to repurchase	154,913	106,670
U.S. Treasury demand notes	1,242	814
Other short-term borrowings	90,000	80,000
Total short-term borrowings	316,165	187,484

Accrued expenses payable	15,497	11,959
Other liabilities	1,311	338
Long-term borrowings	44	45
Subordinated debentures	30,928	30,928
Total liabilities	1,842,863	1,706,519

Commitments, off-balance sheet risks and contingencies (Notes 1 and 19)

STOCKHOLDERS' EQUITY
Common stock: 180,000,000 shares authorized, no par value
12,207,723 shares issued and 12,111,703 outstanding as of December 31, 2007
12,117,808 shares issued and 12,031,023 outstanding as of December 31, 2006	1,453	1,453
Additional paid-in capital	18,078	16,525
Retained earnings	129,090	116,516
Accumulated other comprehensive loss	(1,010)	(3,178)
Treasury stock, at cost (2007 - 96,020 shares, 2006 - 86,785 shares)	(1,341)	(1,129)
Total stockholders' equity	146,270	130,187
Total liabilities and stockholders' equity	$1,989,133	$1,836,706

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands except share and per share data)
Years Ended December 31	2007	2006	2005
NET INTEREST INCOME
Interest and fees on loans
Taxable	$102,840	$91,946	$68,417
Tax exempt	137	279	182
Interest and dividends on securities
Taxable	11,591	10,123	9,343
Tax exempt	2,474	2,405	2,341
Interest on short-term investments	931	798	333
Total interest income	117,973	105,551	80,616

Interest on deposits	53,614	45,101	24,331
Interest on borrowings
Short-term	7,239	5,594	3,790
Long-term	2,564	2,529	2,232
Total interest expense	63,417	53,224	30,353

NET INTEREST INCOME	54,556	52,327	50,263

Provision for loan losses	4,298	2,644	2,480

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	50,258	49,683	47,783

NONINTEREST INCOME
Wealth advisory fees	3,142	2,550	2,368
Investment brokerage fees	1,491	1,290	745
Service charges on deposit accounts	7,238	7,260	6,742
Loan, insurance and service fees	2,483	2,292	1,984
Merchant card fee income	2,624	2,413	2,435
Other income	1,837	1,946	1,709
Gain on sale of credit card portfolio	0	0	863
Net gains on sales of real estate mortgage loans held for sale	676	581	934
Net securities gains/(losses)	89	(68)	(69)
Total noninterest income	19,580	18,264	17,711

NONINTEREST EXPENSE
Salaries and employee benefits	23,817	22,378	20,543
Net occupancy expense	2,734	2,510	2,774
Equipment costs	1,906	1,799	1,942
Data processing fees and supplies	2,906	2,457	2,396
Credit card interchange	1,732	1,627	1,527
Other expense	9,166	8,941	8,875
Total noninterest expense	42,261	39,712	38,057

INCOME BEFORE INCOME TAX EXPENSE	27,577	28,235	27,437

Income tax expense	8,366	9,514	9,479

NET INCOME	$19,211	$18,721	$17,958

BASIC WEIGHTED AVERAGE COMMON SHARES	12,188,594	12,069,300	11,927,756

BASIC EARNINGS PER COMMON SHARE	$1.58	$1.55	$1.51

DILUTED WEIGHTED AVERAGE COMMON SHARES	12,424,137	12,375,467	12,289,466

DILUTED EARNINGS PER COMMON SHARE	$1.55	$1.51	$1.46

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands except share and per share data)
				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2005	$1,453	$12,463	$89,864	$(1,267)	$(748)	$101,765

Comprehensive income:
Net income			17,958			17,958
Other comprehensive income, net of tax				(2,547)		(2,547)
Comprehensive income						15,411
Cash dividends declared, $.46 per share			(5,495)			(5,495)
Treasury shares purchased under deferred directors' plan
(8,282 shares)		171			(171)	0
Stock issued for stock option exercises (140,400 shares)		1,168				1,168
Tax benefit of stock option exercises		485				485
Balance at December 31, 2005	1,453	14,287	102,327	(3,814)	(919)	113,334

Comprehensive income:
Net income			18,721			18,721
Other comprehensive income, net of tax				1,084		1,084
Comprehensive income						19,805
Adjustment to initially apply SFAS NO. 158, net of tax of $305				(448)		(448)
Cash dividends declared, $.375 per share			(4,532)			(4,532)
Treasury shares purchased under deferred directors' plan
(9,361 shares)		210			(210)	0
Stock issued for stock option exercises (145,700 shares)		1,148				1,148
Tax benefit of stock option exercises		692				692
Stock option expense		188				188
Balance at December 31, 2006	1,453	16,525	116,516	(3,178)	(1,129)	130,187

Comprehensive income:
Net income			19,211			19,211
Other comprehensive income, net of tax				2,168		2,168
Comprehensive income						21,379
Cash dividends declared, $.545 per share			(6,637)			(6,637)
Treasury shares purchased under deferred directors' plan
(10,557 shares)		243			(243)	0
Treasury stock sold and distributed under deferred directors'
plan (1,322 shares)		(31)			31	0
Stock issued for stock option exercises (98,117 shares, net of
8,202 shares redeemed)		771				771
Tax benefit of stock option exercises		396				396
Stock option expense		174				174

Balance at December 31, 2007	$1,453	$18,078	$129,090	$(1,010)	$(1,341)	$146,270

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Years Ended December 31	2007	2006	2005
Cash flows from operating activities:
Net income	$19,211	$18,721	$17,958
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,721	1,650	1,829
Provision for loan losses	4,298	2,644	2,480
Write down of other real estate owned	127	0	0
Amortization of intangible assets	206	209	211
Amortization of loan servicing rights	416	454	572
Net change in loan servicing rights valuation allowance	(49)	(67)	(159)
Loans originated for sale	(37,539)	(38,614)	(43,909)
Net gain on sales of loans	(676)	(581)	(934)
Proceeds from sale of loans	39,526	37,683	46,431
Net gain on sale of credit card portfolio	0	0	(863)
Net (gain) loss on sale of premises and equipment	1	(14)	(79)
Net (gain) loss on sales of securities available for sale	(89)	68	69
Net securities amortization	473	1,743	2,612
Stock compensation expense	174	188	0
Earnings on life insurance	(810)	(755)	(656)
Tax benefit of stock option exercises	(396)	(692)	0
Net change:
Accrued income receivable	(406)	(1,304)	(1,651)
Accrued expenses payable	3,770	1,183	2,995
Other assets	1,869	(2,152)	(1,152)
Other liabilities	1,216	(171)	244
Total adjustments	13,832	1,472	8,040
Net cash from operating activites	33,043	20,193	25,998

Cash flows from investing activites:
Proceeds from sale of securities available for sale	31,612	21,634	6,259
Proceeds from maturities, calls and principal paydowns of
securities available for sale	43,628	46,794	51,047
Purchases of securities available for sale	(104,007)	(74,240)	(68,391)
Purchase of life insurance	(163)	(161)	(2,102)
Proceeds from credit card sale	0	0	4,008
Net increase in total loans	(178,171)	(156,133)	(199,116)
Proceeds from sales of land, premises and equipment	85	210	459
Purchases of land, premises and equipment	(4,155)	(2,460)	(1,715)
Net cash from investing activities	(211,171)	(164,356)	(209,551)

Cash flows from financing activities:
Net increase in total deposits	3,153	209,520	150,846
Net increase (decrease) in short-term borrowings	128,681	(24,058)	25,892
Payments on long-term borrowings	(1)	(1)	(10,000)
Dividends paid	(6,637)	(5,908)	(5,361)
Proceeds from stock option exercise	1,167	1,840	1,168
Purchase of treasury stock	(243)	(210)	(171)
Net cash from financing activites	126,120	181,183	162,374
Net change in cash and cash equivalents	(52,008)	37,020	(21,179)
Cash and cash equivalents at beginning of the year	119,699	82,679	103,858
Cash and cash equivalents at end of the year	$67,691	$119,699	$82,679
Cash paid during the year for:
Interest	$59,822	$51,937	$27,682
Income taxes	8,427	11,205	9,420
Supplemental non-cash disclosures:
Loans transferred to other real estate	5,328	71	0

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:

The consolidated financial statements include Lakeland Financial Corporation and its wholly-owned subsidiary, Lake City Bank (the “Bank”), together referred to as (the “Company”). Also included in the consolidated financial statements prior to December 27, 2006 is LCB Investments, Limited, a wholly-owned subsidiary of Lake City Bank, which is a Bermuda corporation that managed a portion of the Bank’s investment portfolio. On December 27, 2006, all securities were transferred to Lake City Bank from LCB Investments, Limited. On December 18, 2006, LCB Investments II, Inc. was formed as a wholly owned subsidiary of Lake City Bank incorporated in Nevada manages a portion of the Bank’s investment portfolio beginning in 2007. On December 21, 2006 LCB Funding, Inc., a real estate investment trust incorporated in Maryland, was formed as a wholly-owned subsidiary of LCB Investments II, Inc. All intercompany transactions and balances are eliminated in consolidation.

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

Securities:

Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax. Trading securities are bought for sale in the near term and are carried at fair value, with changes in unrealized holding gains and losses included in income. Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.

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

Loan sales occur on the delivery date agreed to in the commitment agreement. The Company retains servicing on the majority of loans sold. The carrying value of loans sold is reduced by the amount allocated to the servicing right. The gain or loss on the sale of loans is the difference between the carrying value of the loans sold and the funds received from the sale.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as special mention, substandard, doubtful or loss on the Company’s watch list. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments in Limited Partnerships:

Investments in limited partnerships represent the Company’s investments in affordable housing projects for the primary purpose of available tax benefits. The Company is a limited partner in these investments and as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the balance sheet. These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable. The investment recorded at December 31, 2007 and 2006 was $334,000 and $373,000 and is included with other assets in the balance sheet.

Foreclosed Assets:

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. At December 31, 2007 and 2006, the balance of repossessed assets and real estate owned was $2.4 million and $106,000 and are included with other assets on the balance sheet.

Land, Premises and Equipment:

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the useful lives of the assets. Premises assets have useful lives between 7 and 40 years. Equipment assets have useful lives between 3 and 10 years.

Loan Servicing Rights:

The Company adopted SFAS No. 156 on January 1, 2007, and for sales of mortgage loans beginning in 2007, loan servicing rights are initially recognized as assets for the full fair value of retained servicing rights on loans sold with the income statement effect recorded in gains on sales of real estate mortgage loans held for sale. For sales of mortgage loans prior to January 1, 2007, a portion of the cost of the loan was allocated to the servicing right based on relative fair values. Subsequent measurement uses the amortization method where all loan servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues.

Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to loan type, term and interest rates. Any impairment of a grouping is reported as a valuation allowance. Fair value is calculated on a loan by loan basis and is determined based upon discounted cash flows using market-based assumptions, specifically prepayment speeds, discount rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.

Servicing fee income/(loss), amortization and changes in the valuation allowance are included in loan, insurance and service fees. Fees earned for servicing loans are based on a contractual percentage of the outstanding principal. Late fees and ancillary fees related to loan servicing are not material.

Bank Owned Life Insurance:

At December 31, 2007 and 2006, the Company owned $20.8 million and $20.1 million of life insurance policies on certain officers to provide life insurance for these officers. At December 31, 2007 and 2006 the Company also owned $719,000 and $500,000 of variable life insurance on certain officers related to a deferred compensation plan. Bank owned life insurance is recorded at the amount that can be realized, which is the cash surrender value adjusted, beginning January 1, 2007, for other changes or other amounts due that are probable at settlement.

Goodwill and Other Intangible Assets:

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Federal Home Loan Bank and Federal Reserve Bank Stock:

Federal Home Loan Bank and Federal Reserve Bank stock is carried at cost in other assets and is periodically evaluated for impairment based on ultimate recoverability of par value. Both cash and stock dividends are reported as income.

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

Stock Compensation:

Effective January 1, 2006, employee compensation expense under stock options is reported using Statement 123 (revised 2004), Share-Based Payment. Previously all awards were recorded under the intrinsic value method of APB Opinion No. 25 Accounting for Stock Issued to Employees. Statement 123(R) was adopted using the modified prospective method and no restatements were made to prior periods. The following table provides comparative information on the effects of stock-based compensation expense on net income and earnings per share, as if Statement 123 had been applied for 2005.

2005
Net income (in thousands) as reported	$17,958
Deduct: stock-based compensation expense determined
under fair value based method (in thousands)	311
Pro forma net income (in thousands)	$17,647

Basic earnings per common share as reported	$1.51
Pro forma basic earnings per common share	$1.48
Diluted earnings per common share as reported	$1.46
Pro forma diluted earnings per common share	$1.44

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

There is no pro forma effect for the years ended December 31, 2007 and 2006 since stock based compensation was recorded under Statement 123(R) in 2007 and 2006. Included in net income for the years ended

December 31, 2007 and 2006 was employee compensation expense of $174,000 and $188,000, and a related tax benefit of $70,000 and $76,000 respectively.

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

The Company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Earnings Per Common Share:

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in Treasury Stock for 2007 and 2006 reflect the acquisition of 96,020 and 86,785 shares, respectively of Lakeland Financial Corporation common stock that have been purchased under the directors’ deferred compensation plan described above. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale during the year and changes in defined benefit pension plans, which are also recognized as a separate component of equity.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Unrealized holding gain/(loss) on securities available for sale
arising during the period	$3,272	$1,188	$(4,120)
Reclassification adjustment for (gains)/losses
included in net income	(89)	68	69
Net securities gain /(loss) activity during the period	3,183	1,256	(4,051)
Tax effect	(1,247)	(267)	1,486
Net of tax amount	1,936	989	(2,565)

Net gain on defined benefit pension plans	277	160	30
Amortization of net actuarial loss	114	0	0
Net gain/(loss) activity during the period	391	160	30
Tax effect	(159)	(65)	(12)
Net of tax amount	232	95	18

Other comprehensive income/(loss), net of tax	$2,168	$1,084	$(2,547)

Loss Contingencies:

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash:

The Company was required to have $5.7 million and $6.8 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2007 and 2006. These balances do not earn interest.

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

Industry Segments:

The Company’s chief decision-makers monitor and evaluate financial performance on a Company-wide basis. All of the Company’s financial service operations are similar and considered by management to be aggregated into one reportable operating segment. While the Company has assigned certain management responsibilities by region, the Company's chief decision-makers monitor and evaluate financial performance on a Company-wide basis. The majority of the Company's revenue is from the business of banking and the Company's assigned regions have similar economic characteristics, products, services and customers. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of New Accounting Standards:

On January 1, 2007, the Company adopted FASB Statement of Financial Accounting Standards No. 156 (SFAS No. 156), Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. SFAS No. 156 requires the recognition of a servicing asset or servicing liability when entering into a servicing contract to service a financial asset and requires all separately recognized servicing assets and liabilities to be initially measured at fair value. Further SFAS No. 156 permits a choice of subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities between the current amortization method and the fair value measurement method. At initial adoption, SFAS No. 156 permits a one time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided the securities are identified in some manner as offsetting the exposure to changes in fair value of servicing assets or servicing liabilities that are subsequently measured at fair value. Finally, SFAS No. 156 requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company elected the amortization method for subsequent measurement of its servicing assets. The adoption of this standard did not have any material effect on the Company’s operating results or financial condition.

During 2007 the Company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 requires that realization of an uncertain income tax position be “more likely than not” before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the largest amount more likely than not to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The adoption of this standard did not have any material effect on the Company’s operating results or financial condition.

During 2007 the Company adopted Emerging Issues Task Force (EITF) Issue 06-05, Accounting for Purchase of Life Insurance – Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4. EITF Issue No. 06-05 requires a policyholder to consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract; to determine the amount that could be realized under the insurance contract assuming the surrender of an individual-life policy (or certificate by certificate in a group policy); not to discount the cash surrender value component of the amount that could be realized under the insurance contract when contractual restrictions on the ability to surrender a policy exist, as long as the holder of the policy continues to participate in the changes in the cash surrender value as it had done prior to the surrender request; and if a group of individual-life policies or a group policy only allows for the surrender of all of the individual-life policies or certificates as a group, then the policyholder should determine the amount that could be realized under the insurance contract on a group basis. The adoption of this standard did not have any material effect on the Company’s operating results or financial condition.

Newly Issued But Not Yet Effective Accounting Standards:

FASB Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations is effective for fiscal years beginning after December 15, 2008. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

FASB Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This

Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Company plans to adopt this standard as of January 1, 2008. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company plans to adopt this standard as of January 1, 2008. The Company did not elect the fair value option for any financial assets or liabilities as of January 1, 2008.

FASB Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing certain accounting and reporting standards requirements. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

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

Staff Accounting Bulletin No. 109 (SAB No. 109), Written Loan Commitments Recorded at Fair Value through Earnings supersedes SAB 105, Application of Accounting Principles to Loan Commitments which stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 states that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also states that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

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

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gain	Losses
		(in thousands)
2007
U.S. Treasury securities	$1,206	$5	$0
U.S. Government agencies	18,555	48	(32)
Mortgage-backed securities	250,495	1,210	(1,873)
State and municipal securities	57,501	1,037	(149)
Total	$327,757	$2,300	$(2,054)

2006
U.S. Treasury securities	$965	$0	$(37)
U.S. Government agencies	30,525	0	(724)
Mortgage-backed securities	210,000	652	(3,704)
State and municipal securities	54,701	1,116	(240)
Total	$296,191	$1,768	$(4,705)

Information regarding the fair value of available for sale debt securities by maturity as of December 31, 2007 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

Fair
Value
(in thousands)
Due in one year or less	$4,006
Due after one year through five years	17,890
Due after five years through ten years	28,526
Due after ten years	26,840
77,262
Mortgage-backed securities	250,495
Total debt securities	$327,757

Security proceeds, gross gains and gross losses for 2007, 2006 and 2005 were as follows:

	2007	2006	2005
		(in thousands)
Sales of securities available for sale
Proceeds	$31,612	$21,634	$6,259
Gross gains	219	78	2
Gross losses	130	146	71

Securities with carrying values of $239.5 million and $188.4 million were pledged as of December 31, 2007 and 2006, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law.

NOTE 2 – SECURITIES (continued)

Information regarding securities with unrealized losses as of December 31, 2007 and 2006 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(in thousands)
2007

U.S. Treasury securities	$0	$0	$0	$0	$0	$0
U.S. Government agencies	0	0	12,890	32	12,890	32
Mortgage-backed securities	45,424	740	98,068	1,133	143,492	1,873
State and municipal securities	9,595	132	1,734	17	11,329	149
Total temporarily impaired	$55,019	$872	$112,692	$1,182	$167,711	$2,054

2006

U.S. Treasury securities	$0	$0	$965	$37	$965	$37
U.S. Government agencies	983	19	29,542	705	30,525	724
Mortgage-backed securities	14,807	101	140,245	3,603	155,052	3,704
State and municipal securities	5,091	43	7,739	197	12,830	240
Total temporarily impaired	$20,881	$163	$178,491	$4,542	$199,372	$4,705

All of the following are considered to determine whether or not the impairment of these securities is other-than-temporary. All of the securities are backed by the U.S. Government, government agencies, government sponsored agencies or are A rated or better, except for certain non-local municipal securities. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed are being received. There are no concerns of credit losses and there is nothing to indicate that full principal will not be received. Management considers the unrealized losses to be from interest rate movement rather than credit quality concerns and no loss is expected to be realized unless the securities are sold. The Company does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, the current intent and ability is to hold them until a recovery in fair value or maturity.

NOTE 3 - LOANS

Total loans outstanding as of year-end consisted of the following:

	2007	2006
	(in thousands)
Commercial and industrial loans	$968,336	$847,233
Commercial real estate - multifamily loans	16,839	17,351
Commercial real estate construction loans	84,498	82,183
Agri-business and agricultural loans	170,921	139,644
Residential real estate mortgage loans	124,107	109,176
Home equity loans	108,429	104,506
Installment loans and other consumer loans	50,516	53,804
Subtotal	1,523,646	1,353,897
Less: Allowance for loan losses	(15,801)	(14,463)
Net deferred loan (fees)/costs	74	(60)
Loans, net	$1,507,919	$1,339,374

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the allowance for loan losses for 2007, 2006 and 2005:

	2007	2006	2005
		(in thousands)
Balance, January 1,	$14,463	$12,774	$10,754
Provision for loan losses	4,298	2,644	2,480
Loans charged-off	(3,392)	(1,072)	(601)
Recoveries	432	117	141
Net loans charged-off	(2,960)	(955)	(460)
Balance December 31	$15,801	$14,463	$12,774

Nonaccrual loans	$7,039	$13,820	$7,321
Interest not recorded on nonaccrual loans	1,033	776	460
Loans past due 90 days and still accruing	409	299	174

As of December 31, 2007, 2006 and 2005 there were no loans renegotiated as troubled debt restructurings.

Impaired loans were as follows:

	2007	2006
	(in thousands)
Year-end loans with no allocated allowance for loan losses	$0	$0
Year-end loans with allocated allowance for loan losses	6,748	13,333
	$6,748	$13,333

Amount of the allowance for loan losses allocated	$2,343	$3,448

	2007	2006	2005
		(in thousands)
Average of impaired loans during the year	$11,773	$8,915	$7,853
Interest income recognized during impairment	14	0	69
Cash-basis interest income recognized	8	0	70

The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring. For December 31, 2007 and 2006 the total for impaired loans were also included in the total for nonaccrual loans. Total impaired loans decreased by $6.6 million to $6.7 million at December 31, 2007 from $13.3 million at December 31, 2006. The decrease in impaired and nonperforming loans resulted primarily from the transfer to other real estate of a single borrowing relationship, a residential and commercial real estate developer. The majority of the balance of nonperforming and impaired loans is a single commercial credit of $4.2 million and $5.0 million at December 31, 2007 and 2006. The borrower filed chapter 11 bankruptcy late in the third quarter of 2004 and the plan for reorganization was approved late in the third quarter of 2005. Borrower collateral and the personal guarantees of its principals support this credit.

NOTE 5 - SECONDARY MORTGAGE MARKET ACTIVITIES

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $245.3 million and $244.7 million at December 31, 2007 and 2006. Net loan servicing income/(loss) excluding adjustments to the valuation allowance included in loan, insurance and service fees was $206,000, $165,000 and $41,000 for 2007, 2006 and 2005. Late fees and ancillary fees are not material. Information on loan servicing rights, which are included in other assets, follows:

Loan servicing rights:	2007	2006	2005
	(in thousands)
Carrying amount at beginning of year	$1,766	$1,923	$2,052
Originations	327	297	443
Amortization	(416)	(454)	(572)
Carrying amount before valuation allowance	$1,677	$1,766	$1,923

Valuation allowance:	2007	2006	2005
	(in thousands)
Beginning of year	$118	$185	$344
Provisions/(recoveries)	(49)	(67)	(159)
End of year	69	118	185

Carrying amount at end of year	$1,608	$1,648	$1,738

Fair value at beginning of the year	$2,397	$2,604	$2,010
Fair value at the end of the year	$2,483	$2,397	$2,604

Fair value at year end 2007 was determined using discount rates ranging from 5.0% to 9.5%, prepayment speeds ranging from 94 to 917, depending on the stratification of the specific right, and a weighted average default rate of .33%. Fair value at year end 2006 was determined using discount rates ranging from 5.0% to 9.5%, prepayment speeds ranging from 106 to 1233, depending on the stratification of the specific right, and a weighted average default rate of .34%.

NOTE 6 - LAND, PREMISES AND EQUIPMENT, NET

Land, premises and equipment and related accumulated depreciation were as follows at December 31:

	2007	2006
	(in thousands)
Land	$9,866	$8,308
Premises	24,209	23,109
Equipment	13,879	14,138
Total cost	47,954	45,555
Less accumulated depreciation	20,429	20,378
Land, premises and equipment, net	$27,525	$25,177

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There have been no changes in the $5.0 million carrying amount of goodwill since 2002.

Acquired Intangible Assets

	As of December 31, 2007		As of December 31, 2006
	(in thousands)		(in thousands)
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Core deposit	$2,032	$1,735	$2,032	$1,586
Trust deposit relationships	572	250	572	193
Total	$2,604	$1,985	$2,604	$1,779

Aggregate amortization expense was $206,000, $209,000 and $211,000 for 2007, 2006 and 2005.

Estimated amortization expense for each of the next five years:

Amount
(in thousands)
2008	$206
2009	206
2010	54
2011	54
2012	52

NOTE 8 – DEPOSITS

The aggregate amount of time deposits, each with a minimum denomination of $100,000, was approximately $384.3 million and $411.7 million at December 31, 2007 and 2006.

At December 31, 2007, the scheduled maturities of time deposits were as follows:

Amount
(in thousands)
Maturing in 2008	$563,360
Maturing in 2009	106,482
Maturing in 2010	14,465
Maturing in 2011	8,790
Maturing in 2012	6,031
Thereafter	585
Total time deposits	$699,713

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (“repo accounts”) represent collateralized borrowings with customers located primarily within the Company’s service area. Repo accounts are not covered by federal deposit insurance and are secured by securities owned. Information on these liabilities and the related collateral for 2007 and 2006 is as follows:

	2007	2006
	(in thousands)
Average daily balance during the year	$121,372	$92,870
Average interest rate during the year	3.52%	3.20%
Maximum month-end balance during the year	$154,913	$106,670
Securities underlying the agreements at year-end
Fair value	$160,272	$123,072

		Weighted
	Repurchase	Average	Collateral at
Term	Liability	Interest Rate	Fair Values
	(in thousands)		(in thousands)
Mortgage-backed securities:
On demand	$154,477	3.20%	$159,057
31- to 90 days	135	4.40%	375
Over 90 days	301	3.25%	840
Total	$154,913	3.20%	$160,272

The Company retains the right to substitute similar type securities, and has the right to withdraw all collateral applicable to repo accounts whenever the collateral values are in excess of the related repurchase liabilities. At December 31, 2007, there were no material amounts of securities at risk with any one customer. The Company maintains control of these securities through the use of third-party safekeeping arrangements.

NOTE 10 – BORROWINGS

Long-term borrowings at December 31 consisted of:

	2007	2006
	(in thousands)
Federal Home Loan Bank of Indianapolis Notes, 6.15%, Due January 15, 2018	$44	$45
Total	$44	$45

There are no long-term borrowings maturing during the next five years.

Short-term borrowings at December 31 consisted of:

	2007	2006
	(in thousands)
Federal Home Loan Bank of Indianapolis Notes, 5.31%, Due February 26, 2007	$0	$80,000
Federal Home Loan Bank of Indianapolis Notes, 4.58%, Due January 14, 2008	30,000	0
Federal Home Loan Bank of Indianapolis Notes, 3.75%, Due February 26, 2008	60,000	0
Total	$90,000	$80,000

All notes require monthly interest payments and were secured by residential real estate loans and securities with a carrying value of $247.9 million at December 31, 2007. At December 31, 2007, the Company owned $4.6 million of Federal Home Loan Bank (FHLB) stock, which also secures debts to the FHLB. The Company is authorized to borrow up to $150 million at the FHLB.

NOTE 11 – SUBORDINATED DEBENTURES

Lakeland Statutory Trust II, a trust formed by the Company, issued $30.0 million of floating rate trust preferred securities on October 1, 2003 as part of a privately placed offering of such securities. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust. Subject to the Company having received prior approval of the Federal Reserve if then required, the Company may redeem the subordinated debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any interest payment date on or after October 1, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures must be redeemed no later than 2033. These securities are considered as Tier I capital (with certain limitations applicable) under current regulatory guidelines. The floating rate of the trust preferred securities and subordinated debentures was 7.880%, 8.410% and 7.580% at December 31, 2007, 2006 and 2005. The holding company’s investment in the common stock of the trust was $928,000 and is included in other assets.

NOTE 12 - EMPLOYEE BENEFIT PLANS

In April, 2000, the Lakeland Financial Corporation Pension Plan was frozen. The Company also maintains a Supplemental Executive Retirement Plan (SERP) for select officers that was established as a funded, non-qualified deferred compensation plan. Only one current officer of the Company is a participant in the SERP plan and there are 7 total participants. The measurement date for both the pension and SERP plans is September 30 for 2007 and 2006, but will be December 31 for 2008.

Information as to the Company’s plans at December 31 is as follows:

	Pension Benefits		SERP Benefits
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Change in benefit obligation:
Beginning benefit obligation	$2,514	$2,693	$1,362	$1,429
Interest cost	142	144	75	75
Actuarial (gain)/loss	(76)	(114)	(4)	(8)
Benefits paid	(182)	(209)	(134)	(134)
Ending benefit obligation	2,398	2,514	1,299	1,362

Change in plan assets (primarily equity and fixed
income investments and money market funds),
at fair value:

Beginning plan assets	2,182	2,050	1,192	1,160
Actual return	303	168	165	98
Employer contribution	104	173	59	68
Benefits paid	(182)	(209)	(134)	(134)
Ending plan assets	2,407	2,182	1,282	1,192

Funded status at end of year	$9	$(332)	$(17)	$(170)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		SERP Benefits
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Funded status included in other liabilities	$9	$(332)	$(17)	$(170)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		SERP Benefits
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net actuarial loss	$1,372	$1,630	$620	$753

NOTE 12 - EMPLOYEE BENEFIT PLANS (continued)

The accumulated benefit obligation for the pension plan was $2.4 million and $2.5 million for December 31, 2007 and 2006 respectively. The accumulated benefit obligation for the SERP plan was $1.3 million and $1.4 million for December 31, 2007 and 2006 respectively.

Net pension expense includes the following:

	Pension Benefits			SERP Benefits
Net pension expense	2007	2006	2005	2007	2006	2005
	(in thousands)			(in thousands)
Service cost	$0	$0	$0	$0	$0	$0
Interest cost	142	144	149	75	75	79
Expected return on plan assets	(178)	(167)	(145)	(93)	(93)	(102)
Recognized net actuarial (gain) loss	57	44	38	57	53	44
Net pension expense	$21	$21	$42	$39	$35	$21

Other changes in plan assets and
benefit obligations recognized in other
comprehensive income

Net gain	$(201)	$0	$0	$(76)	$0	$0
Amortization of net loss	(57)	0	0	(57)	0	0
Change in minimum pension liability	0	(160)	(30)	0	0	0
Total recognized in other comprehensive
income	$(258)	$(160)	$(30)	$(133)	$0	$0
Total recognized in net pension expense
and other comprehensive income	$(237)	$(139)	$12	$(94)	$35	$21

The estimated net loss (gain) for the defined benefit pension plan and SERP plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $57,000 for both plans.

	2007	2006	2005	2007	2006	2005
	(in thousands)			(in thousands)
The following assumptions were used in calculating the net benefit obligation:

Weighted average discount rate	6.00%	5.75%	5.50%	6.00%	5.75%	5.50%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A

The following assumptions were used in calculating the net pension expense:

Weighted average discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%

The expected long-term rate of return on plan assets is developed in consultation with the plan actuary. It is primarily based upon industry trends and consensus rates of return which are then adjusted to reflect the specific asset allocations and historical rates of return of the Company’s plan assets.

NOTE 12 - EMPLOYEE BENEFIT PLANS (continued)

The asset allocations at the measurement dates of September 30, 2007 and 2006, by asset category are as follows:

	Pension Plan Assets		SERP Plan Assets
	at September 30,		at September 30,
Asset Category	2007	2006	2007	2006
Equity securities	62%	59%	62%	67%
Debt Securities	24%	28%	29%	27%
Other	14%	13%	9%	6%
Total	100%	100%	100%	100%

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

Contributions

The Company expects to contribute $0 to its pension plan and $13,000 to its SERP plan in 2008.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

	Pension	SERP
Plan Year	Benefits	Benefits
	(in thousands)
2008	$112	$136
2009	119	134
2010	129	131
2011	130	129
2012	140	125
2013-2017	795	560

Other Employee Benefit Plans

The Company maintains a 401(k) profit sharing plan for all employees meeting age and service requirements. The Company contributions are based upon the percentage of budgeted net income earned during the year. The expense recognized was $858,000, $836,000 and $844,000 in 2007, 2006 and 2005.

Effective January 1, 2004, the Company adopted the Lake City Bank Deferred Compensation Plan. The purpose of the deferred compensation plan is to extend full 401(k) type retirement benefits to certain individuals without regard to statutory limitations under tax qualified plans. The expense recognized was $83,000, $49,000 and $38,000 in 2007, 2006 and 2005. The plan is funded solely by participant contributions and does not receive a company match.

Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $2.4 million as of December 31, 2007. On December 31, 2007, no amounts were accrued on these contingent obligations.

NOTE 13 - OTHER EXPENSE

Other expense for the years ended December 31, was as follows:

	2007	2006	2005
		(in thousands)
Corporate and business development	$1,508	$1,458	$1,235
Advertising	304	603	671
Office supplies	496	562	644
Telephone and postage	1,219	1,151	1,139
Regulatory fees and FDIC insurance	336	302	275
Professional fees	1,548	1,453	1,386
Amortization of other intangible assets	206	209	211
Courier and delivery	299	395	590
Miscellaneous	3,250	2,808	2,724
Total other expense	$9,166	$8,941	$8,875

NOTE 14 - INCOME TAXES

Income tax expense for the years ended December 31, consisted of the following:

	2007	2006	2005
		(in thousands)
Current federal	$8,456	$8,391	$8,070
Deferred federal	(69)	(852)	(546)
Current state	0	1,496	1,737
Deferred state	(417)	(213)	(267)
Tax benefit of stock options	396	692	485
Total income tax expense	$8,366	$9,514	$9,479

Income tax expense included ($36,000), ($25,000) and ($28,000) applicable to security transactions for 2007, 2006 and 2005. The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 35% for 2007, 2006 and 2005 to income before income taxes were as follows:

	2007	2006	2005
		(in thousands)
Income taxes at statutory federal rate	$9,652	$9,882	$9,603
Increase (decrease) in taxes resulting from:
Tax exempt income	(898)	(918)	(875)
Nondeductible expense	273	343	214
State income tax, net of federal tax effect	(224)	897	999
Net operating loss	(30)	(30)	(30)
Tax credits	(82)	(82)	(83)
Bank owned life insurance	(340)	(317)	(280)
Other	15	(261)	(69)
Total income tax expense	$8,366	$9,514	$9,479

NOTE 14 - INCOME TAXES (continued)

The net deferred tax asset recorded in the consolidated balance sheets at December 31, consisted of the following:

	2007		2006
	Federal	State	Federal	State
	(in thousands)
Deferred tax assets:
Bad debts	$5,268	$1,187	$5,062	$1,135
Pension and deferred compensation liability	391	88	293	66
Net operating loss carryforward	89	349	119	0
Nonaccrual loan interest	533	120	468	105
Other	198	24	130	10
	6,479	1,768	6,072	1,316
Deferred tax liabilities:
Accretion	138	20	100	15
Depreciation	886	89	890	97
Loan servicing rights	563	127	577	129
State taxes	445	0	299	0
Leases	56	13	42	9
Deferred loan fees	38	9	40	9
Intangible assets	766	173	618	139
FHLB stock dividends	118	26	118	26
Prepaid expenses	177	39	165	37
	3,187	496	2,849	461
Valuation allowance	0	0	0	0
Net deferred tax asset	$3,292	$1,272	$3,223	$855

In addition to the net deferred tax assets included above, the deferred income tax asset/liability allocated to the unrealized net gain/loss on securities available for sale included in equity was ($71,000) and $1.2 million for 2007 and 2006. The deferred income tax asset allocated to the pension liability included in equity was $807,000 and $966,000 for 2007 and 2006.

The Company and its subsidiaries file a consolidated U.S. federal tax return and a combined unitary return in the State of Indiana. These returns are subject to examinations by authorities for all years after 2003. The Company adopted the provisions of FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes, on January 1, 2007, and the adoption had no material impact on the financial statements. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of December 31, 2007 and 2006. As of December 31, 2007 and 2006 the Company had no accrued liability for unrecognized tax benefits.

NOTE 15 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates as of December 31, 2007 and 2006 were as follows:

	2007	2006
	(in thousands)
Beginning balance	$50,426	$54,488
New loans and advances	97,917	108,067
Effect of changes in related parties	(4,284)	6,873
Repayments	(95,265)	(119,002)
Ending balance	$48,794	$50,426

Deposits from principal officers, directors, and their affiliates at both year-end 2007 and 2006 were $1.7 million. In addition, the amount owed directors for fees under the deferred directors’ plan as of December 31, 2007 and 2006 was $1.4 million and $1.2 million. The related expense for the deferred directors’ plan as of December 31, 2007, 2006 and 2005 was $267,000, $266,000 and $212,000.

Thomas A. Hiatt was appointed to the Board of Directors by the incumbent directors, with such appointment effective January 9, 2007. Mr. Hiatt is the Managing Director and Co-founder of Centerfield Capital Partners, headquartered in Indianapolis, Indiana (“Centerfield Capital”). The Bank currently has approximately $272,000 invested in investment funds managed by Centerfield Capital and has committed to fund an additional $728,000, or less than 2.0% of the funds managed by Centerfield Capital.

NOTE 16 - STOCK OPTIONS

Effective December 9, 1997, the Company adopted the Lakeland Financial Corporation 1997 Share Incentive Plan, which is shareholder approved. At its inception there were 1,200,000 shares of common stock reserved for grants of stock options to employees of Lakeland Financial Corporation, its subsidiaries and Board of Directors. The plan expired on December 8, 2007 and therefore there were no options available for future grants as of December 31, 2007. The stock option plan requires that the exercise price for options be the market price on the date the options are granted. The maximum option term is ten years and the options vest over 5 years. Certain option awards provide for accelerated vesting if there is a change in control or retirement (as defined in the Plan). The Company has a policy of issuing new shares to satisfy option exercises.

The fair value of each option award is estimated with the Black Scholes option pricing model, using the following weighted-average assumptions as of the grant date for options granted during the years presented. Expected volatilities are based on historical volatility of the Company’s stock over the immediately preceding expected life period, as well as other factors known on the grant date that would have a significant effect on the stock price during the expected life period. Prior to 2006, the expected option life for all awards was the vesting period of the option. For grants in 2006, the expected option life used was primarily the average of the vesting period of the option and the years to expiration of the option. For grants in 2007, the expected option life used was the historical option life of the similar employee base or Board of Directors. The turnover rate is based on historical data on the similar employee base as a group and the Board of Directors as a group. The risk-free interest rate is the U.S. Treasury rate on the date of grant corresponding to the expected life period of the option.

	2007		2006		2005
Risk-free interest rate	4.46%		4.56%		5.08%
Expected option life	5.50	years	6.11	years	5.00	years
Expected price volatility	35.49%		31.51%		67.52%
Dividend yield	3.40%		2.22%		2.99%

NOTE 16 - STOCK OPTIONS (continued)

A summary of the activity in the stock option plan as of December 31, 2007 and changes during the period then ended follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value

Outstanding at beginning of the year	602,230	$10.83
Granted	9,000	24.60
Exercised	(98,117)	9.92
Forfeited	(6,600)	17.99
Outstanding at end of the year	506,513	$11.16	3.8	$4,976,014

Options exercisable at end of the year	341,033	$7.58	2.5	$4,529,070

The weighted-average grant-date fair value of options granted during the periods ended December 31, 2007, 2006 and 2005 was $7.05, $6.59 and $5.76. The total intrinsic value of options exercised during the periods ended December 31, 2007, 2006 and 2005 was $1.4 million, $2.2 million and $1.7 million, respectively.

There were no modifications of awards during the periods ended December 31, 2007, 2006 and 2005.

Cash received from option exercise for the periods ending December 31, 2007, 2006 and 2005 was $771,000, $1.1 million and $1.2 million, respectively. The actual tax benefit realized for the tax deductions from option exercise totaled $396,000, $692,000 and $485,000, respectively for the periods ended December 31, 2007, 2006 and 2005.

As of December 31, 2007, there was $330,000 of total unrecognized compensation cost related to nonvested stock options granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.52 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Company and Bank meet all capital adequacy requirements to which they are subject.

NOTE 17 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

As of December 31, 2007, the most recent notification from the federal regulators categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s or Bank’s category.

					Minimum Required to
			Minimum Required		Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of December 31, 2007:
Total Capital (to Risk
Weighted Assets)
Consolidated	$187,323	11.51%	$130,196	8.00%	$162,746	10.00%
Bank	$185,580	11.41%	$130,156	8.00%	$162,694	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$171,521	10.54%	$65,098	4.00%	$97,647	6.00%
Bank	$169,779	10.44%	$65,078	4.00%	$97,617	6.00%
Tier I Capital (to Average Assets)
Consolidated	$171,521	8.93%	$76,857	4.00%	$96,071	5.00%
Bank	$169,779	8.84%	$76,786	4.00%	$95,983	5.00%

As of December 31, 2006:
Total Capital (to Risk
Weighted Assets)
Consolidated	$170,435	11.76%	$115,981	8.00%	$144,976	10.00%
Bank	$169,101	11.67%	$115,905	8.00%	$144,881	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$155,972	10.76%	$57,991	4.00%	$86,986	6.00%
Bank	$154,638	10.67%	$57,952	4.00%	$86,929	6.00%
Tier I Capital (to Average Assets)
Consolidated	$155,972	8.87%	$70,339	4.00%	$87,923	5.00%
Bank	$154,638	8.80%	$70,314	4.00%	$87,893	5.00%

The Bank is required to obtain the approval of the Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year to date combined with its retained net income for the previous two years. Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2007, approximately $28.7 million was available to be paid as dividends to the Company by the Bank.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2007. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 18 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2007 and 2006. Items which are not financial instruments are not included.

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(in thousands)
Financial Assets:
Cash and cash equivalents	$67,691	$67,691	$119,699	$119,699
Securities available for sale	327,757	327,757	296,191	296,191
Real estate mortgage loans held for sale	537	543	2,175	2,203
Loans, net	1,507,919	1,519,024	1,339,374	1,335,210
Federal Home Loan Bank stock	4,551	4,551	4,193	4,193
Federal Reserve Bank stock	1,738	1,738	1,738	1,738
Accrued interest receivable	9,113	9,113	8,706	8,706
Financial Liabilities:
Certificates of deposit	(699,713)	(703,766)	(684,246)	(683,375)
All other deposits	(779,205)	(779,205)	(791,519)	(791,519)
Securities sold under agreements to repurchase	(154,913)	(154,913)	(106,670)	(106,670)
Other short-term borrowings	(161,252)	(161,273)	(80,814)	(80,814)
Long-term borrowings	(44)	(43)	(45)	(44)
Subordinated debentures	(30,928)	(33,009)	(30,928)	(32,197)
Standby letters of credit	(145)	(145)	(112)	(112)
Accrued interest payable	(11,104)	(11,104)	(7,502)	(7,502)

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2007 and 2006. The estimated fair value for cash and cash equivalents, accrued interest and Federal Home Loan Bank and Federal Reserve Bank stock is considered to approximate cost. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. Real estate mortgages held for sale are based upon the actual contracted price for those loans sold but not yet delivered, or the current Federal Home Loan Mortgage Corporation price for normal delivery of mortgages with similar coupons and maturities at year-end. The estimated fair value of loans is based on estimates of the rate the Company would charge for similar loans at December 31, 2007 and 2006, applied for the time period until estimated repayment. The estimated fair value for demand and savings deposits is based on their carrying value. The estimated fair value for certificates of deposit and borrowings is based on estimates of the rate the Company would pay on such deposits or borrowings at December 31, 2007 and 2006, applied for the time period until maturity. The estimated fair value of variable rate short-term borrowed funds is considered to approximate carrying value. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The estimated fair value of other financial instruments approximate cost and are not considered significant to this presentation.

While these estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 2007 and 2006, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2007 and 2006 should not necessarily be considered to apply at subsequent dates.

NOTE 19 - COMMITMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of December 31, 2007 and 2006, were as follows:

	2007		2006
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
		(in thousands)
Commercial loan lines of credit	$66,142	$430,712	$73,563	$359,830
Commercial letters of credit	0	861	0	1,337
Standby letters of credit	3,311	11,489	35	11,479
Real estate mortgage loans	4,191	1,119	2,160	2,266
Real estate construction mortgage loans	1,143	833	1,622	1,476
Home equity mortgage open-ended revolving lines	0	100,402	0	93,484
Consumer loan open-ended revolving lines	0	4,480	0	4,070
Total	$74,787	$549,896	$77,380	$473,942

The index on variable rate commercial loan commitments is principally the Company’s base rate, which is the national prime rate. Interest rate ranges on commitments and open-ended revolving lines of credit for December 31, 2007 and 2006, were as follows:

	2007		2006
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commercial loan	3.00-12.00%	3.00-11.45%	2.98-11.00%	3.00-12.75%
Real estate mortgage loan	5.75-8.25%	5.88-7.25%	5.75-7.125%	5.50-7.50%
Consumer loan open-ended revolving line	N/A	6.00-15.00%	N/A	7.50-15.00%

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

NOTE 20 - PARENT COMPANY STATEMENTS

The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income, and assets. Presented below are parent only financial statements:

CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands)
ASSETS
Deposits with Lake City Bank	$1,370	$529
Investments in banking subsidiary	174,526	158,852
Investments in Lakeland Statutory Trust II	928	928
Other assets	512	954
Total assets	$177,336	$161,263

LIABILITIES
Dividends payable and other liabilities	$138	$148
Subordinated debt	30,928	30,928

STOCKHOLDERS' EQUITY	146,270	130,187
Total liabilities and stockholders' equity	$177,336	$161,263

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Dividends from Lake City Bank, Lakeland Statutory Trust II	$7,717	$5,533	$3,332
Equity in undistributed income of subsidiaries	13,506	15,178	16,053
Interest expense on subordinated debt	2,643	2,573	2,009
Miscellaneous expense	590	624	338
INCOME BEFORE INCOME TAXES	17,990	17,514	17,038
Income tax benefit	1,221	1,207	920
NET INCOME	$19,211	$18,721	$17,958

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$19,211	$18,721	$17,958
Adjustments to net cash from operating activities:
Equity in undistributed income of subsidiaries	(13,506)	(15,178)	(16,053)
Other changes	849	(286)	3,086
Net cash from operating activities	6,554	3,257	4,991
Cash flows from investing activities	0	0	0
Cash flows from financing activities	(5,713)	(4,279)	(4,364)
Net increase in cash and cash equivalents	841	(1,022)	627
Cash and cash equivalents at beginning of the year	529	1,551	924
Cash and cash equivalents at end of the year	$1,370	$529	$1,551

NOTE 21 - EARNINGS PER SHARE

Following are the factors used in the earnings per share computations:

	2007	2006	2005
Basic earnings per common share:
Net income	$19,211,000	$18,721,000	$17,958,000

Weighted-average common shares outstanding	12,188,594	12,069,300	11,927,756

Basic earnings per common share	$1.58	$1.55	$1.51

Diluted earnings per common share:
Net income	$19,211,000	$18,721,000	$17,958,000

Weighted-average common shares outstanding for
basic earnings per common share	12,188,594	12,069,300	11,927,756

Add: Dilutive effect of assumed exercises of stock options	235,543	306,167	361,710

Average shares and dilutive potential common shares	12,424,137	12,375,467	12,289,466

Diluted earnings per common share	$1.55	$1.51	$1.46

Stock options for 14,000 and 5,000 shares of common stock were not considered in computing diluted earnings per common share for 2007 and 2006 because they were antidilutive.

NOTE 22 – SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

2007	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$30,365	$30,091	$29,259	$28,258
Interest expense	16,307	16,372	15,578	15,160
Net interest income	$14,058	$13,719	$13,681	$13,098

Provision for loan losses	1,054	1,697	906	641
Net interest income after provision	$13,004	$12,022	$12,775	$12,457

Noninterest income	5,028	4,953	5,138	4,461
Noninterest expense	11,196	10,711	10,226	10,128
Income tax expense	2,012	1,890	2,432	2,032
Net income	$4,824	$4,374	$5,255	$4,758

Basic earnings per common share	$0.40	$0.36	$0.43	$0.39
Diluted earnings per common share	$0.40	$0.35	$0.42	$0.38

2006	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$28,450	$27,285	$25,843	$23,973
Interest expense	15,109	14,226	12,776	11,113
Net interest income	$13,341	$13,059	$13,067	$12,860

Provision for loan losses	1,042	510	639	453
Net interest income after provision	$12,299	$12,549	$12,428	$12,407

Noninterest income	4,451	4,679	4,736	4,398
Noninterest expense	10,171	9,937	9,854	9,750
Income tax expense	2,020	2,561	2,528	2,405
Net income	$4,559	$4,730	$4,782	$4,650

Basic earnings per common share*	$0.38	$0.39	$0.40	$0.38
Diluted earnings per common share*	$0.37	$0.38	$0.39	$0.37

* Per share data has been adjusted for a 2-for-1 stock split on April 28, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

Stockholders and Board of Directors

Lakeland Financial Corporation

Warsaw, Indiana

We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation (“Company”) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Financial Corporation and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lakeland Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2008 expressed an unqualified opinion thereon.

Crowe Chizek and Company LLC

South Bend, Indiana

February 7, 2008

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9a. CONTROLS AND PROCEDURES

a)         An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2007. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

The Company’s independent registered public accounting firm has issued their report on the Company’s internal control over financial reporting. That report follows under the heading, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

c)         There have been no changes in the Company’s internal controls during the previous fiscal quarter, ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors

Lakeland Financial Corporation

Warsaw, Indiana

We have audited Lakeland Financial Corporation’s (the “Company”) internal control overfinancial reporting as of December 31, 2007, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Lakeland Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lakeland Financial Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 7, 2008 expressed an unqualified opinion on those consolidated financial statements.

Crowe Chizek and Company LLC

South Bend, Indiana

February 7, 2008

ITEM 9b. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing in the definitive Proxy Statement, dated as of March 3, 2008, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in the definitive Proxy Statement, dated as of March 3, 2008, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHARELHOLDER MATTERS

The information appearing in the definitive Proxy Statement, dated as of March 3, 2008, is incorporated herein by reference in response to this item.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2007 for (i) all compensation plans previously approved by the Company’s shareholders and (ii) all compensation plans not previously approved by the Company’s shareholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of	exercise price of	remaining available
Plan category	outstanding options	outstanding options	for future issuance

Equity compensation plans
approved by security
holders(1)	506,513	$11.16	0

Equity compensation plans
not approved by security
holders	0	$ 0.00	0

Total	506,513	$11.16	0

(1) Lakeland Financial Corporation 1997 Share Incentive Plan adopted on April 14, 1998 by the Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing in the definitive Proxy Statement, dated as of March 3, 2008, is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in the definitive proxy statement, dated as of March 3, 2008, is incorporated herein by reference in response to this item.

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

LAKELAND FINANCIAL CORPORATION

Date: February 29, 2008	By /s/Michael L. Kubacki
Michael L. Kubacki, Chairman

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Michael L. Kubacki
Michael L. Kubacki	Principal Executive Officer and Director	February 29, 2008

/s/David M. Findlay
David M. Findlay	Principal Financial Officer	February 29, 2008

/s/Teresa A. Bartman
Teresa A. Bartman	Principal Accounting Officer	February 29, 2008

/s/Robert E. Bartels, Jr.
Robert E. Bartels, Jr.	Director	February 29, 2008

/s/L. Craig Fulmer
L. Craig Fulmer	Director	February 29, 2008

___________________________________
Thomas A. Hiatt	Director	February 29, 2008

___________________________________
Allan J. Ludwig	Director	February 29, 2008

/s/Charles E. Niemier
Charles E. Niemier	Director	February 29, 2008

/s/Emily E. Pichon
Emily E. Pichon	Director	February 29, 2008

S1

/s/Richard L. Pletcher
Richard L. Pletcher	Director	February 29, 2008

/s/Steven D. Ross
Steven D. Ross	Director	February 29, 2008

/s/Donald B. Steininger
Donald B. Steininger	Director	February 29, 2008

/s/Terry L. Tucker
Terry L. Tucker	Director	February 29, 2008

/s/M. Scott Welch
M. Scott Welch	Director	February 29, 2008

S2

Exhibit 21

Subsidiaries

1.	Lake City Bank, Warsaw, Indiana, a banking corporation organized under the laws of the State of Indiana.

2.	Lakeland Statutory Trust II, a statutory business trust formed under Connecticut law.

3.	LCB Investments II, Inc., a subsidiary of Lake City Bank incorporated in Nevada to manage a portion of the Bank’s investment portfolio.

4.	LCB Funding, Inc., a subsidiary of LCB Investments II, Inc. incorporated under the laws of Maryland to operate as a real estate investment trust.