Form 10-Q
period 2008-03-31
LAKELAND FINANCIAL CORP
filed 2008-05-07
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act). (check one):

Large accelerated filer [ ] Accelerated filer [ X ] Non-accelerated filer[ ] (do not check if a smaller reporting company) Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [	]	NO [ X ]

Number of shares of common stock outstanding at April 30, 2008: 12,230,973

LAKELAND FINANCIAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

PART I.

PART II.

PART 1

LAKELAND FINANCIAL CORPORATION

ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2008 and December 31, 2007

(in thousands except for share data)

(Page 1 of 2)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$170,651	$56,278
Short-term investments	8,448	11,413
Total cash and cash equivalents	179,099	67,691

Securities available for sale (carried at fair value)	340,602	327,757
Real estate mortgage loans held for sale	974	537

Loans, net of allowance for loan losses of $16,758 and $15,801	1,585,658	1,507,919

Land, premises and equipment, net	27,314	27,525
Bank owned life insurance	33,166	21,543
Accrued income receivable	8,750	9,126
Goodwill	4,970	4,970
Other intangible assets	568	619
Other assets	23,894	21,446
Total assets	$2,204,995	$1,989,133

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2008 and December 31, 2007

(in thousands except for share data)

(Page 2 of 2)

	March 31,	December 31,
	2008	2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$342,432	$255,348
Interest bearing deposits	1,234,166	1,223,570
Total deposits	1,576,598	1,478,918

Short-term borrowings
Federal funds purchased	99,500	70,010
Securities sold under agreements to repurchase	164,348	154,913
U.S. Treasury demand notes	1,317	1,242
Other short-term borrowings	163,700	90,000
Total short-term borrowings	428,865	316,165

Accrued expenses payable	16,276	15,497
Other liabilities	1,239	1,311
Long-term borrowings	43	44
Subordinated debentures	30,928	30,928
Total liabilities	2,053,949	1,842,863

STOCKHOLDERS' EQUITY
Common stock: 180,000,000 shares authorized, no par value
12,230,973 shares issued and 12,130,676 outstanding as of March 31, 2008
12,207,723 shares issued and 12,111,703 outstanding as of December 31, 2007	1,453	1,453
Additional paid-in capital	18,557	18,078
Retained earnings	132,621	129,090
Accumulated other comprehensive loss	(158)	(1,010)
Treasury stock, at cost (2008 - 100,297 shares, 2007 - 96,020 shares)	(1,427)	(1,341)
Total stockholders' equity	151,046	146,270
Total liabilities and stockholders' equity	$2,204,995	$1,989,133

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2008 and 2007

(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended
	March 31,
	2008	2007
NET INTEREST INCOME
Interest and fees on loans
Taxable	$25,475	$24,720
Tax exempt	32	50
Interest and dividends on securities
Taxable	3,380	2,678
Tax exempt	614	602
Interest on short-term investments	91	208
Total interest income	29,592	28,258

Interest on deposits	12,047	13,098
Interest on borrowings
Short-term	2,424	1,430
Long-term	615	632
Total interest expense	15,086	15,160

NET INTEREST INCOME	14,506	13,098

Provision for loan losses	1,153	641

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	13,353	12,457

NONINTEREST INCOME
Wealth advisory fees	809	689
Investment brokerage fees	283	243
Service charges on deposit accounts	1,769	1,632
Loan, insurance and service fees	655	581
Merchant card fee income	810	764
Other income	458	493
Net gains on sales of real estate mortgage loans held for sale	315	165
Net securities gains (losses)	28	36
Gain on redemption of Visa shares	642	0
Total noninterest income	5,769	4,603

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2008 and 2007

(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended
	March 31,
	2008	2007
NONINTEREST EXPENSE
Salaries and employee benefits	6,253	5,855
Net occupancy expense	796	674
Equipment costs	441	445
Data processing fees and supplies	840	701
Credit card interchange	535	489
Other expense	2,517	2,106
Total noninterest expense	11,382	10,270

INCOME BEFORE INCOME TAX EXPENSE	7,740	6,790

Income tax expense	2,499	2,032

NET INCOME	$5,241	$4,758

Other comprehensive income, net of tax:
Amortization of net actuarial loss on pension and SERP plans	14	0
Unrealized gain on securities available for sale	838	600

TOTAL COMPREHENSIVE INCOME	$6,093	$5,358

BASIC WEIGHTED AVERAGE COMMON SHARES	12,215,561	12,159,768

BASIC EARNINGS PER COMMON SHARE	$0.43	$0.39

DILUTED WEIGHTED AVERAGE COMMON SHARES	12,424,643	12,419,975

DILUTED EARNINGS PER COMMON SHARE	$0.42	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2008 and 2007

(in thousands)

(Unaudited)

(Page 1 of 2)

	2008	2007
Cash flows from operating activities:
Net income	$5,241	$4,758
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	449	410
Provision for loan losses	1,153	641
Write down of other real estate owned	105	0
Amortization of intangible assets	51	51
Amortization of loan servicing rights	107	108
Net change in loan servicing rights valuation allowance	(6)	(18)
Loans originated for sale	(16,691)	(11,435)
Net gain on sales of loans	(315)	(165)
Proceeds from sale of loans	16,427	12,595
Net gain on redemption of Visa shares	(642)	0
Net (gain) loss on sale of premises and equipment	0	(4)
Net gain on sales of securities available for sale	(28)	(36)
Net securities amortization	54	239
Stock compensation expense	45	45
Earnings on life insurance	(218)	(171)
Tax benefit of stock option exercises	(87)	(290)
Net change:
Accrued income receivable	376	421
Accrued expenses payable	794	2,572
Other assets	(2,238)	189
Other liabilities	(75)	101
Total adjustments	(739)	5,253
Net cash from operating activities	4,502	10,011

Cash flows from investing activities:
Proceeds from sale of securities available for sale	28	13,530
Proceeds from maturities, calls and principal paydowns of
securities available for sale	17,966	8,798
Purchases of securities available for sale	(29,484)	(23,668)
Purchase of life insurance	(11,405)	(112)
Net increase in total loans	(78,892)	(24,435)
Proceeds from sales of land, premises and equipment	58	60
Purchases of land, premises and equipment	(296)	(699)
Net cash from investing activities	(102,025)	(26,526)

(Continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2008 and 2007

(in thousands)

(Unaudited)

(Page 2 of 2)

	2008	2007
Cash flows from financing activities:
Net increase in total deposits	97,680	22,237
Net increase (decrease) in short-term borrowings	112,700	(47,999)
Payments on long-term borrowings	(1)	(1)
Dividends paid	(1,710)	(1,516)
Proceeds from stock option exercise	348	870
Purchase of treasury stock	(86)	(113)
Net cash from financing activities	208,931	(26,522)
Net change in cash and cash equivalents	111,408	(43,037)
Cash and cash equivalents at beginning of the period	67,691	119,699
Cash and cash equivalents at end of the period	$179,099	$76,662
Cash paid during the period for:
Interest	$15,670	$13,174

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The 2007 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Stock options for 29,000 and 3,000 shares as of March 31, 2008 and March 31, 2007, respectively, were not considered in computing diluted earnings per common share because they were antidilutive. Earnings and dividends per share are restated for all stock splits and dividends through the date of issuance of the financial statements. The common shares included in Treasury Stock for 2008 and 2007 reflect the acquisition of 100,297 and 96,020 shares, respectively, of Lakeland Financial Corporation common stock that have been purchased under a directors’ deferred compensation plan. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

NOTE 3. LOANS

	March 31,	December 31,
	2008	2007
Commercial and industrial loans	$ 1,047,367	$ 968,336
Commercial real estate - multifamily loans	16,660	16,839
Commercial real estate construction loans	83,378	84,498
Agri-business and agricultural loans	180,344	170,921
Residential real estate mortgage loans	115,953	124,107
Home equity loans	108,558	108,429
Installment loans and other consumer loans	50,250	50,516
Subtotal	1,602,510	1,523,646
Less: Allowance for loan losses	(16,758)	(15,801)
Net deferred loan (fees)/costs	(94)	74
Loans, net	$ 1,585,658	$ 1,507,919

Impaired loans	$ 6,591	$ 6,748

Non-performing loans	$ 7,360	$ 7,448

Allowance for loan losses to total loans	1.05%	1.04%

Changes in the allowance for loan losses are summarized as follows:

	Three Months Ended
	March 31,
	2008	2007
Balance at beginning of period	$ 15,801	$ 14,463
Provision for loan losses	1,153	641
Charge-offs	(262)	(458)
Recoveries	66	112
Net loans charged-off	(196)	(346)
Balance at end of period	$ 16,758	$ 14,758

NOTE 4. SECURITIES

The fair values of securities available for sale were as follows:

	March 31,	December 31,
	2008	2007
U.S. Treasury securities	$ 1,027	$ 1,206
U.S. Government agencies	15,804	18,555
Mortgage-backed securities	268,221	250,495
State and municipal securities	55,550	57,501
Total	$ 340,602	$ 327,757

As of March 31, 2008, net unrealized gains on the total securities available for sale portfolio totaled $1.6 million, which included gross unrealized losses of $3.3 million. As of December 31, 2007, net unrealized gains on the total securities available for sale portfolio totaled $246,000. Management considers the unrealized gains to be market driven and no gain is expected to be realized unless the securities are sold. All of the securities are backed by the U.S. Government, government agencies, government sponsored agencies or are A rated or better, except for certain non-local municipal securities. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed are being received. There are no concerns of credit losses and there is nothing to indicate that full principal will not be received. The Company does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, the current intent and ability is to hold them until maturity.

NOTE 5. EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	Pension Benefits		SERP Benefits
	2008	2007	2008	2007
Interest cost	$ 35	$ 35	$ 18	$ 19
Expected return on plan assets	(48)	(43)	(25)	(23)
Recognized net actuarial loss	12	11	13	14
Net pension expense	$ (1)	$ 3	$ 6	$ 10

The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $0 to its pension plan and $13,000 to its SERP plan in 2008. As of March 31, 2008, $0 had been contributed to the pension plan and $0 to the SERP plan. The Company presently anticipates contributing $13,000 to its SERP plan in 2008.

NOTE 6. NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted FASB Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements” on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In February 2008, Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” was issued that delayed the application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, until January 1, 2009. The Company adopted the provisions of SFAS No. 157 except for those nonfinancial assets and nonfinancial liabilities subject to deferral as a result of FSP No. 157-2. The adoption of SFAS No. 157 did not have any material effect on the Company’s operating results or financial condition.

The Company adopted FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” on January 1, 2008. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or liabilities as of March 31, 2008.

The Company adopted Staff Accounting Bulletin No. 109 (SAB No. 109), “Written Loan Commitments Recorded at Fair Value through Earnings” which supersedes SAB 105, “Application of Accounting Principles to Loan Commitments” which stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 states that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also states that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. The adoption of this standard did not have any material effect on the Company’s operating results or financial condition.

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161 (SFAS No. 161), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This Statement amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-

related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS No. 161 on January 1, 2009, and does not expect the adoption to have a material impact on the financial statements.

NOTE 7. FAIR VALUE DISCLOSURES

As discussed in Note 6. “New Accounting Pronouncements”, effective January 1, 2008 the Company adopted SFAS No. 157, which provides a framework for measuring fair value under GAAP.

The Company also adopted SFAS No. 159, on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or liabilities, does not have any material derivative instruments, does not participate in any significant hedging activities and the Company valued securities available for sale at fair value prior to the adoption of SFAS 157 and 159, therefore there is no transition adjustment resulting from the adoption of SFAS 157 and SFAS 159.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and securities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, private mortgage-backed debt securities, corporate debt securities, municipal bonds, foreclosed assets and residential mortgage loans held-for-sale.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes residential mortgage servicing rights.

The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The table below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2008
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	at Fair Value
Assets
Securities available for sale	$ 1,027	$339,575	$ 0	$ 340,602

Total assets	$ 1,027	$339,575	$ 0	$ 340,602

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair-value accounting or write-downs of individual assets. The table below presents the balances of assets measured at fair value on a nonrecurring basis:

March 31, 2008
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans	$ 0	$ 6,591	$ 0	$ 6,591
Mortgage servicing rights	0	0	138	138

Total assets	$ 0	$ 6,591	$ 138	$ 6,729

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $6.6 million, with a valuation allowance of $24,000, resulting in an additional provision for loan losses of $24,000 for the period. In addition, $6,000 in impairment of mortgage servicing rights, measured using Level 3 inputs within the fair value hierarchy, was reversed during the first quarter of 2008. The $6,000 reversal was recorded in loan, insurance and service fees.

NOTE 8. RECLASSIFICATIONS

Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassification had no effect on net income or stockholders’ equity as previously reported.

Part 1

LAKELAND FINANCIAL CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

and

RESULTS OF OPERATIONS

March 31, 2008

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in northern Indiana. The Company earned $5.2 million for the first three months of 2008, versus $4.8 million in the same period of 2007, an increase of 10.2%. The increase was driven by a $1.4 million increase in net interest income as well as an increase of $1.2 million in noninterest income. Offsetting these positive impacts was an increase of $1.1 million in noninterest expense and an increase of $512,000 in the provision for loan losses. Basic earnings per share for the first three months of 2008 were $0.43 per share, versus $0.39 per share for the first three months of 2007. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the first three months of 2008 were $0.42 per share, versus $0.38 for the first three months of 2007.

RESULTS OF OPERATIONS

Net Interest Income

For the three-month period ended March 31, 2008, net interest income totaled $14.5 million, an increase of 10.8%, or $1.4 million, versus the first three months of 2007. This increase was primarily due to a $246.1 million, or 14.8%, increase in average earning assets to $1.911 billion.

Given the Company’s mix of interest earning assets and interest bearing liabilities at March 31, 2008, the Company would generally be considered to have a relatively neutral balance sheet structure, although the current interest rate environment has countered the relatively neutral nature of the balance sheet. The Company’s balance sheet structure would normally be expected to produce a stable or declining net interest margin in a declining rate environment. As the Company’s balance sheet has become more neutral in structure, management believes that future rate movements will have less impact on net interest margin than historically, although other factors such as deposit mix, market deposit rate pricing and non-bank deposit products could have a dramatic impact on net interest margin. The Company’s mix of deposits has shifted to more reliance on certificates of deposits, specifically public fund deposits and brokered deposits, and corporate and public fund money market and repurchase agreements, which generally carry a higher interest rate cost than other types of interest bearing deposits.

During the first three months of 2008, total interest and dividend income increased by $1.3 million, or 4.7%, to $29.6 million, versus $28.3 million during the first three months of 2007. This increase was primarily the result of an increase in average earning assets. The tax equivalent yield on average earning assets decreased by 66 basis points to 6.3% for the three-month period ended March 31, 2008 versus the same period of 2007.

During the first three months of 2008, loan interest income increased by $737,000, or 3.0%, to $25.5 million, versus $24.8 million during the first three months of 2007. The increase was driven by a $211.2 million, or 15.6%, increase in average daily loan balances, somewhat offset by an 87 basis point decrease in the tax equivalent yield on loans to 6.6%, versus 7.4% in the first three months of 2007.

The average daily securities balances for the first three months of 2008 increased $38.0 million, or 12.9%, to $333.7 million, versus $295.7 million for the same period of 2007. During the same periods, income from securities increased by $714,000, or 21.8%, to $4.0 million versus $3.3 million during the first three months of 2007. The increase was primarily the result of the increase in average daily securities balances, as well as a 28 basis point increase in the tax equivalent yield on securities, to 5.1%, versus 4.9% in the first three months of 2007.

Total interest expense decreased $74,000, or 0.5%, to $15.1 million for the three-month period ended March 31, 2008, from $15.2 million for the comparable period in 2007. The decrease was primarily the result of a 53 basis point decrease in the Company’s daily cost of funds to 3.3%, versus 3.8% for the same period of 2007.

On an average daily basis, total deposits (including demand deposits) increased $60.7 million, or 4.2%, to $1.515 billion for the three-month period ended March 31, 2008, versus $1.454 billion during the same period in 2007. On an average daily basis, non-interest bearing demand deposits increased to $217.8 million for the three-month period ended March 31, 2008, versus $216.5 million for the same period in 2007. On an average daily basis, interest bearing transaction accounts increased $56.1 million, or 15.2%, to $426.3 million for the three-month period ended March 31, 2008, versus the same period in 2007. When comparing the three months ended March 31, 2008 with the same period of 2007, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $3.9 million, primarily as a result of increases in other time deposits. The rate paid on time deposit accounts decreased 49 basis points to 4.6% for the three-month period ended March 31, 2008, versus the same period in 2007.

Due to strong loan growth and additional relationship opportunities, the Company continues to focus on public fund deposits as a core funding strategy. In addition, the Company intends to utilize brokered certificates of deposits more aggressively as a result of loan growth. On an average daily basis, total brokered certificates of deposit decreased $46.5 million to $44.3 million for the three-month period ended March 31, 2008, versus $90.8 million for the same period in 2007. On an average daily basis, total public fund certificates of deposit increased $704,000 to $292.5 million for the three-month period ended March 31, 2008, versus $291.8 million for the same period in 2007.

Average daily balances of borrowings were $345.7 million during the three months ended March 31, 2008, versus $170.9 million during the same period of 2007, and the rate paid on borrowings decreased 136 basis points to 3.5%. The increase was driven by increases of $65.0 million in notes payable, $56.2 million in federal funds purchased and $53.2 million in securities sold under agreements to repurchase. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 14.5%, when comparing the three-month period ended March 31, 2008 versus the same period in 2007. The following tables set forth consolidated information regarding average balances and rates

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Three Months Ended March 31,
		2008			2007
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 1,562,036	$ 25,475	6.56%	$ 1,349,219	$ 24,720	7.43%
Tax exempt (1)	2,516	42	6.65	4,159	58	5.66
Investments: (1)
Available for sale	333,699	4,265	5.14	295,706	3,544	4.86
Short-term investments	11,332	78	2.77	15,092	199	5.35
Interest bearing deposits	1,496	13	3.50	762	9	4.79

Total earning assets	1,911,079	29,873	6.29%	1,664,938	28,530	6.95%

Nonearning assets:
Cash and due from banks	40,272	0		43,469	0
Premises and equipment	27,417	0		25,400	0
Other nonearning assets	64,047	0		52,300	0
Less allowance for loan losses	(16,151)	0		(14,556)	0

Total assets	$ 2,026,664	$ 29,873		$ 1,771,551	$ 28,530

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2008 and 2007. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended March 31, 2008 and 2007, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Three Months Ended March 31,
		2008			2007
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 65,647	$ 20	0.12%	$ 66,196	$ 34	0.21%
Interest bearing checking accounts	426,343	2,804	2.65	370,242	2,996	3.28
Time deposits:
In denominations under $100,000	325,708	3,867	4.78	277,477	3,238	4.73
In denominations over $100,000	479,251	5,356	4.49	523,627	6,830	5.29
Miscellaneous short-term borrowings	314,689	2,424	3.10	139,887	1,430	4.15
Long-term borrowings	30,971	615	7.99	30,972	632	8.28

Total interest bearing liabilities	1,642,609	15,086	3.69%	1,408,401	15,160	4.37%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	217,835	0		216,541	0
Other liabilities	16,687	0		14,702	0
Stockholders' equity	149,533	0		131,907	0
Total liabilities and stockholders'
equity	$ 2,026,664	$ 15,086		$ 1,771,551	$ 15,160

Net interest differential - yield on
average daily earning assets		$ 14,787	3.12%		$ 13,370	3.25%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, provisions for losses on loans of $1.2 million were recorded during the three-month period ended March 31, 2008, versus provisions of $641,000 recorded during the same period of 2007. Factors impacting the provision included the amount and status of classified credits, the level of charge-offs, management’s overall view on current credit quality, the amount and status of impaired loans, the amount and status of past due accruing loans (90 days or more), and overall loan growth as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

Noninterest income categories for the three-month periods ended March 31, 2008 and 2007 are shown in the following table:

	Three Months Ended
	March 31,
			Percent
	2008	2007	Change

Wealth advisory fees	$ 809	$ 689	17.4%
Investment brokerage fees	283	243	16.5
Service charges on deposit accounts	1,769	1,632	8.4
Loan, insurance and service fees	655	581	12.7
Merchant card fee income	810	764	6.0
Other income	458	493	(7.1)
Net gains on sales of real estate mortgages loans held for sale	315	165	90.9
Net securities gains (losses)	28	36	(22.2)
Gain on redemption of Visa shares	642	0	100.0
Total noninterest income	$ 5,769	$ 4,603	25.3%

Noninterest income increased $1.2 million for the three-month period ended March 31, 2008, versus the same period in 2007. Driving the increases was a nonrecurring gain of $642,000 related to the recent Visa initial public offering. Excluding this gain, noninterest income increased by $524,000, or 11.4%. Net gains on sales of real estate mortgages increased $150,000, driven by increased refinance activity as well as the sale of a block of portfolio loans. Service charges on deposit accounts increased $137,000 due to increases in account analysis service charges on commercial checking accounts, which are generally higher when the earnings allowance credit rate is lower. Wealth advisory fees increased $120,000, driven by new business generation and fee increases implemented in the third quarter of 2007.

Noninterest Expense

Noninterest expense categories for the three-month periods ended March 31, 2008 and 2007 are shown in the following table:

	Three Months Ended
	March 31,
			Percent
	2008	2007	Change

Salaries and employee benefits	$ 6,253	$ 5,855	6.8%
Net occupancy expense	796	674	18.1
Equipment costs	441	445	(0.9)
Data processing fees and supplies	840	701	19.8
Credit card interchange	535	489	9.4
Other expense	2,517	2,106	19.5
Total noninterest expense	$ 11,382	$ 10,270	10.8%

Noninterest expense increased $1.1 million during the three-month period ended March 31, 2008 versus the same periods of 2007. This increase was driven primarily by increased payroll and benefit expense and general increases in operating and regulatory expenses. Salaries and employee benefits increased by $398,000 as a result of a combination of normal merit increases, increases in health insurance expense and performance-based incentive expense, the addition of revenue-producing staff in the commercial lending department and new office staff costs. Data processing fees and supplies increased by $139,000 primarily as a result of the implementation of a new corporate cash management platform and contractual increases in existing operating services. Other expense increased by $411,000 driven by advertising expenses which were $171,000 higher in the first quarter of 2008 versus the same period in 2007 as a result of the rollout of a significant new deposit product. Also in the other expense category, regulatory expenses increased by $130,000 versus the comparable period in 2007 due to the Company’s resumption of regular FDIC insurance premiums as prior credits expired early in 2008. Finally, other expense was impacted by $105,000 of expense related to the impairment of other real estate owned.

Income Tax Expense

Income tax expense increased $467,000, or 23.0%, for the first three months of 2008, compared to the same period in 2007. The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, increased to 32.3% during the first three months of 2008 compared to 29.9% during the same period of 2007. The increase was driven by a lower percentage of revenue being derived from tax-advantaged sources in the first three months of 2008, compared to the same period in 2007.

CRITICAL ACCOUNTING POLICIES

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances which could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of mortgage servicing rights. The Company’s critical accounting policies are discussed in detail in the Annual Report for the year ended December 31, 2007 (incorporated by reference as part of the Company’s 10-K filing).

FINANCIAL CONDITION

Total assets of the Company were $2.205 billion as of March 31, 2008, an increase of $215.9 million, or 10.9%, when compared to $1.989 billion as of December 31, 2007.

Total cash and cash equivalents increased by $111.4 million, or 164.6%, to $179.1 million at March 31, 2008 from $67.7 million at December 31, 2007.

Total securities available-for-sale increased by $12.8 million, or 3.9%, to $340.6 million at March 31, 2008 from $327.8 million at December 31, 2007. The increase was a result of a number of transactions in the securities portfolio. Securities purchases totaled $29.5 million, and the fair market value of the securities portfolio increased by $1.4 million. A decrease in interest rates during the first quarter of 2008 drove the market value increase. Offsetting these increases were securities paydowns totaling $10.9 million, maturities, sales and calls of securities totaling $7.1 million and the amortization of premiums, net of the accretion of discounts totaling $54,000. The investment portfolio is managed to limit the Company’s exposure to risk by containing mostly collateralized mortgage obligations and other securities which are either directly or indirectly backed by the federal government or a local municipal government. As of March 31, 2008, the Company had $58.0 million of collateralized mortgage obligations which were not backed by the federal government, but were rated AAA by S&P and/or Aaa by Moody’s.

Real estate mortgage loans held-for-sale increased by $437,000, or 81.4%, to $974,000 at March 31, 2008 from $537,000 at December 31, 2007. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the three months ended March 31, 2008, $16.7 million in real estate mortgages were originated for sale and $16.1 million in mortgages were sold.

Total loans, excluding real estate mortgage loans held-for-sale, increased by $78.7 million, or 5.2%, to $1.602 billion at March 31, 2008 from $1.524 billion at December 31, 2007. The portfolio breakdown at March 31, 2008 reflected 83% commercial and industrial and agri-business, 14% residential real estate and home equity and 3% consumer loans compared to 82% commercial and industrial and agri-business, 15% residential real estate and home equity and 3% consumer loans at December 31, 2007.

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

Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors: application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish specific allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At March 31, 2008, on the basis of management’s review of the loan portfolio, the Company had loans totaling $83.5 million on the classified loan list versus $79.3 million on December 31, 2007. As of March 31, 2008, the Company had $43.3 million of assets classified special mention, $39.7 million classified as substandard, $451,000 classified as doubtful and $0 classified as loss as compared to $39.4 million, $39.7 million, $244,000 and $0 at December 31, 2007.

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

The allowance for loan losses increased $957,000 from $15.8 million at December 31, 2007 to $16.8 million at March 31, 2008. Pooled loan allocations decreased $79,000 from $4.9 million at December 31, 2007 to $4.8 million at March 31, 2008, which was primarily a result of a greater percentage of pooled loan balances being assigned to categories with lower allocations. Specific loan allocations increased $1.0 million from $10.6 million at December 31, 2007 to $11.6 million at March 31, 2008. This increase was primarily due to additions to the classified loan list as well as increases in the specific allocations on three commercial credits. The unallocated component of the allowance for loan losses increased $15,000 from $322,000 at December 31, 2007 to $337,000 at March 31, 2008. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions would become unfavorable, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Total impaired loans decreased by $157,000 to $6.6 million at March 31, 2007 from $6.7 million at December 31, 2007. The decrease in the impaired loans category resulted primarily due to paydowns on several commercial credits. The impaired loan total did not include any accruing loans at March 31, 2008. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The following table summarizes nonperforming assets at March 31, 2008 and December 31, 2007.

	March 31,	December 31,
	2008	2007
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans	$ 6,852	$ 7,039
Loans past due over 90 days and accruing	508	409
Total nonperforming loans	7,360	7,448
Other real estate	2,167	2,387
Repossessions	30	24
Total nonperforming assets	$ 9,557	$ 9,859

Total impaired loans	$ 6,591	$ 6,748

Nonperforming loans to total loans	0.46%	0.49%
Nonperforming assets to total assets	0.43%	0.50%

Total nonperforming assets have decreased by $302,000, or 3.1%, to $9.6 million since December 31, 2007. The decrease was primarily due to paydowns on several impaired commercial credits as well as market driven writedowns in the carrying value of other real estate. Two commercial credits represent 78.2% of total nonperforming loans. A $4.0 million loan to an industrial manufacturer represents the largest exposure in the nonperforming category. The borrower filed chapter 11 bankruptcy late in the third quarter of 2004 and the plan for reorganization was approved late in the third quarter of 2005. Borrower collateral and the personal guarantees of its principals support this credit. The Company has other exposure to this borrower in the form of a performing loan which is secured by other collateral and guarantees.

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

Total deposits increased by $97.7 million, or 6.6%, to $1.577 billion at March 31, 2008 from $1.479 billion at December 31, 2007. The increase resulted from increases of $87.1 million in demand deposit accounts, $33.9 million in public fund certificates of deposit on $100,000 or more, $15.1 million in other certificates of deposit, $8.9 million in certificates of deposit of $100,000 and over, $3.5 million in interest bearing transaction accounts and $2.4 million in savings accounts. Offsetting these increases were decreases of $50.4 million in brokered deposts and $2.8 million in money market accounts.

Total short-term borrowings increased by $112.7 million, or 35.7%, to $428.9 million at March 31, 2008 from $316.2 million at December 31, 2007. The increase resulted primarily from increases of $73.7 million in other borrowings, primarily short-term advances from the Federal Home Loan Bank of Indianapolis, $29.5 million in federal funds purchased and $9.4 million in securities sold under agreements to repurchase.

Total stockholders’ equity increased by $4.8 million, or 3.3%, to $151.0 million at March 31, 2008 from $146.3 million at December 31, 2007. Net income of $5.2 million, plus the increase in the accumulated other comprehensive income of $852,000, minus dividends of $1.7 million, plus $348,000 for stock issued through options exercised (including tax benefit), minus $86,000 for the cost of treasury stock purchased plus $45,000 in stock option expense, comprised most of this increase.

The FDIC’s risk based capital regulations require that all insured banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Company’s ratios continue to be above “well capitalized” levels. As of March 31, 2008, the Company’s Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio were 8.7%, 10.0% and 11.0%, respectively.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2007. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. March 31, 2008, the Company’s potential pretax exposure was within the Company’s policy limit, and not significantly different from December 31, 2007.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2008, there were no changes to the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

March 31, 2008

Part II - Other Information

Item 1. Legal proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1a. to Part I of the Company’s 2007 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 31, 2008 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

January 1-31	3,605	$ 19.76	0	$ 0
February 1-29	672	20.79	0	0
March 1-31	0	0	0	0

Total	4,277	$ 19.92	0	$ 0

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

March 31, 2008

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

(Registrant)

Date: May 5, 2008	/s/ Michael L. Kubacki
Michael L. Kubacki – President and Chief
Executive Officer

Date: May 5, 2008	/s/ David M. Findlay
David M. Findlay – Executive Vice President
and Chief Financial Officer

Date: May 5, 2008	/s/ Teresa A. Bartman
Teresa A. Bartman – Vice President
and Controller