Form 10-Q
period 2008-06-30
LAKELAND FINANCIAL CORP
filed 2008-08-07
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of shares of common stock outstanding at July 31, 2008: 12,288,648

LAKELAND FINANCIAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

PART I.

PART II.

PART 1

LAKELAND FINANCIAL CORPORATION

ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30, 2008 and December 31, 2007

(in thousands except for share data)

 (Page 1 of 2)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$ 93,128	$ 56,278
Short-term investments	6,521	11,413
Total cash and cash equivalents	99,649	67,691

Securities available for sale (carried at fair value)	389,187	327,757
Real estate mortgage loans held for sale	1,567	537

Loans, net of allowance for loan losses of $18,014 and $15,801	1,656,728	1,507,919

Land, premises and equipment, net	27,351	27,525
Bank owned life insurance	33,562	21,543
Accrued income receivable	8,830	9,126
Goodwill	4,970	4,970
Other intangible assets	516	619
Other assets	26,768	21,446
Total assets	$ 2,249,128	$ 1,989,133

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30, 2008 and December 31, 2007

(in thousands except for share data)

(Page 2 of 2)

	June 30,	December 31,
	2008	2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$ 247,540	$ 255,348
Interest bearing deposits	1,357,495	1,223,570
Total deposits	1,605,035	1,478,918

Short-term borrowings
Federal funds purchased	91,000	70,010
Securities sold under agreements to repurchase	158,610	154,913
U.S. Treasury demand notes	630	1,242
Other short-term borrowings	106,000	90,000
Total short-term borrowings	356,240	316,165

Accrued expenses payable	15,056	15,497
Other liabilities	844	1,311
Long-term borrowings	90,043	44
Subordinated debentures	30,928	30,928
Total liabilities	2,098,146	1,842,863

STOCKHOLDERS' EQUITY
Common stock: 180,000,000 shares authorized, no par value
12,287,248 shares issued and 12,186,302 outstanding as of June 30, 2008
12,207,723 shares issued and 12,111,703 outstanding as of December 31, 2007	1,453	1,453
Additional paid-in capital	19,383	18,078
Retained earnings	135,522	129,090
Accumulated other comprehensive loss	(3,934)	(1,010)
Treasury stock, at cost (2008 - 100,946 shares, 2007 - 96,020 shares)	(1,442)	(1,341)
Total stockholders' equity	150,982	146,270
Total liabilities and stockholders' equity	$ 2,249,128	$ 1,989,133

  The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months and Six Months Ended June 30, 2008 and 2007

(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
NET INTEREST INCOME
Interest and fees on loans
Taxable	$ 24,326	$ 25,727	$ 49,801	$ 50,447
Tax exempt	27	30	59	80
Interest and dividends on securities
Taxable	3,976	2,786	7,356	5,464
Tax exempt	623	618	1,237	1,220
Interest on short-term investments	60	98	151	306
Total interest income	29,012	29,259	58,604	57,517

Interest on deposits	10,691	13,200	22,738	26,298
Interest on borrowings
Short-term	1,305	1,744	3,729	3,174
Long-term	1,518	634	2,133	1,266
Total interest expense	13,514	15,578	28,600	30,738

NET INTEREST INCOME	15,498	13,681	30,004	26,779

Provision for loan losses	3,021	906	4,174	1,547

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	12,477	12,775	25,830	25,232

NONINTEREST INCOME
Wealth advisory fees	863	856	1,672	1,545
Investment brokerage fees	614	516	897	759
Service charges on deposit accounts	2,255	1,833	4,024	3,465
Loan, insurance and service fees	738	663	1,393	1,244
Merchant card fee income	887	792	1,697	1,556
Other income	410	445	868	938
Net gains on sales of real estate mortgage loans held for sale	205	199	520	364
Net securities gains (losses)	0	0	28	36
Gain on redemption of Visa shares	0	0	642	0
Total noninterest income	5,972	5,304	11,741	9,907

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months and Six Months Ended June 30, 2008 and 2007

(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
NONINTEREST EXPENSE
Salaries and employee benefits	6,449	5,819	12,702	11,674
Net occupancy expense	689	638	1,485	1,312
Equipment costs	477	468	918	913
Data processing fees and supplies	867	773	1,707	1,474
Credit card interchange	579	541	1,114	1,030
Other expense	2,546	2,153	5,063	4,259
Total noninterest expense	11,607	10,392	22,989	20,662

INCOME BEFORE INCOME TAX EXPENSE	6,842	7,687	14,582	14,477

Income tax expense	2,040	2,432	4,539	4,464

NET INCOME	$ 4,802	$ 5,255	$ 10,043	$ 10,013

Other comprehensive income/loss, net of tax:
Amortization of net actuarial loss on pension and SERP plans	15	30	29	30
Unrealized gain/(loss) on securities available for sale	(3,791)	(2,036)	(2,953)	(1,436)

TOTAL COMPREHENSIVE INCOME	$ 1,026	$ 3,249	$ 7,119	$ 8,607

BASIC WEIGHTED AVERAGE COMMON SHARES	12,262,926	12,189,997	12,239,372	12,174,966

BASIC EARNINGS PER COMMON SHARE	$ 0.39	$ 0.43	$ 0.82	$ 0.82

DILUTED WEIGHTED AVERAGE COMMON SHARES	12,468,486	12,421,178	12,447,473	12,420,834

DILUTED EARNINGS PER COMMON SHARE	$ 0.39	$ 0.42	$ 0.81	$ 0.81

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2008 and 2007

(in thousands)

(Unaudited)

(Page 1 of 2)

	2008	2007
Cash flows from operating activities:
Net income	$ 10,043	$ 10,013
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	905	823
Provision for loan losses	4,174	1,547
Write down of other real estate owned	285	0
Amortization of intangible assets	103	103
Amortization of loan servicing rights	209	210
Net change in loan servicing rights valuation allowance	(17)	(45)
Loans originated for sale	(29,630)	(23,819)
Net gain on sales of loans	(520)	(364)
Proceeds from sale of loans	28,873	25,517
Net gain on redemption of Visa shares	(642)	0
Net (gain) loss on sale of premises and equipment	3	(4)
Net gain on sales of securities available for sale	(28)	(36)
Net securities amortization	0	353
Stock compensation expense	101	90
Earnings on life insurance	(597)	(408)
Tax benefit of stock option exercises	(409)	(314)
Net change:
Accrued income receivable	296	135
Accrued expenses payable	(412)	2,195
Other assets	(2,084)	(225)
Other liabilities	(455)	264
Total adjustments	155	6,022
Net cash from operating activities	10,198	16,035

Cash flows from investing activities:
Proceeds from sale of securities available for sale	28	13,530
Proceeds from maturities, calls and principal paydowns of
securities available for sale	34,664	19,361
Purchases of securities available for sale	(100,987)	(36,493)
Purchase of life insurance	(11,422)	(128)
Net increase in total loans	(153,371)	(47,795)
Proceeds from sales of land, premises and equipment	68	60
Purchases of land, premises and equipment	(802)	(1,690)
Net cash from investing activities	(231,822)	(53,155)

(Continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2008 and 2007

(in thousands)

(Unaudited)

(Page 2 of 2)

	2008	2007
Cash flows from financing activities:
Net increase (decrease) in total deposits	126,117	(67,012)
Net increase in short-term borrowings	40,075	44,390
Proceeds from long-term borrowings	90,000	0
Payments on long-term borrowings	(1)	(1)
Dividends paid	(3,611)	(3,222)
Proceeds from stock option exercise	1,103	957
Purchase of treasury stock	(101)	(126)
Net cash from financing activities	253,582	(25,014)
Net change in cash and cash equivalents	31,958	(62,134)
Cash and cash equivalents at beginning of the period	67,691	119,699
Cash and cash equivalents at end of the period	$ 99,649	$ 57,565
Cash paid during the period for:
Interest	$ 28,846	$ 27,815
Income taxes	4,425	4,392
Supplemental non-cash disclosures:
Loans transferred to other real estate	388	0

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(In thousands)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

This report is filed for Lakeland Financial Corporation (the “Company”) and its wholly owned subsidiary, Lake City Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated in consolidation. Also included is the Bank’s wholly-owned subsidiary, LCB Investments II, Inc. (“LCB Investments”). LCB Investments also owns LCB Funding, Inc. (“LCB Funding”), a real estate investment trust.

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The 2007 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Stock options for 72,000 and 8,000 shares as of June 30, 2008 and June 30, 2007, respectively, were not considered in computing diluted earnings per common share because they were antidilutive. Earnings and dividends per share are restated for all stock splits and dividends through the date of issuance of the financial statements. The common shares included in Treasury Stock for 2008 and 2007 reflect the acquisition of 100,946 and 96,020 shares, respectively, of Lakeland Financial Corporation common stock that have been purchased under a directors’ deferred compensation plan. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

NOTE 3. LOANS

	June 30,	December 31,
	2008	2007
Commercial and industrial loans	$ 1,087,457	$ 968,336
Commercial real estate - multifamily loans	23,282	16,839
Commercial real estate construction loans	94,403	84,498
Agri-business and agricultural loans	188,107	170,921
Residential real estate mortgage loans	116,520	124,107
Home equity loans	115,040	108,429
Installment loans and other consumer loans	50,189	50,516
Subtotal	1,674,998	1,523,646
Less: Allowance for loan losses	(18,014)	(15,801)
Net deferred loan (fees)/costs	(256)	74
Loans, net	$ 1,656,728	$ 1,507,919

Impaired loans	$ 23,718	$ 6,748

Non-performing loans	$ 24,959	$ 7,448

Allowance for loan losses to total loans	1.08%	1.04%

Changes in the allowance for loan losses are summarized as follows:

	Six Months Ended
	June 30,
	2008	2007
Balance at beginning of period	$ 15,801	$ 14,463
Provision for loan losses	4,174	1,547
Charge-offs	(2,196)	(829)
Recoveries	235	170
Net loans charged-off	(1,961)	(659)
Balance at end of period	$ 18,014	$ 15,351

NOTE 4. SECURITIES

The fair values of securities available for sale were as follows:

	June 30,	December 31,
	2008	2007
U.S. Treasury securities	$ 1,013	$ 1,206
U.S. Government agencies	15,639	18,555
Mortgage-backed securities	317,599	250,495
State and municipal securities	54,936	57,501
Total	$ 389,187	$ 327,757

          As of June 30, 2008, net unrealized losses on the total securities available for sale portfolio totaled $4.6 million, which included gross unrealized gains of $2.1 million. As of December 31, 2007, net unrealized gains on the total securities available for sale portfolio totaled $246,000. Management considers the unrealized losses to be driven by market interest rates and no loss is expected to be realized unless the securities are sold. All of the securities are backed by the U.S. Government, government agencies, government sponsored agencies or are AAA rated by Standard and Poor’s or Aaa rated by Moody’s, except for certain non-local municipal securities. The Company has purchased approximately $111 million of corporate sponsored collateralized mortgage obligations during 2007 and 2008, which are secured by first lien fixed rate residential mortgage loans. These securities are currently rated AAA by Standard and Poor’s and/or Aaa by Moody’s. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed are being received. Management is not aware of any information that would indicate that full principal will not be received. The Company does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, the current intent and ability is to hold them until maturity.

NOTE 5. EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Six Months Ended June 30,
	Pension Benefits		SERP Benefits
	2008	2007	2008	2007
Interest cost	$ 71	$ 70	$ 36	$ 37
Expected return on plan assets	(95)	(86)	(50)	(46)
Recognized net actuarial loss	24	22	26	28
Net pension expense	$ 0	$ 6	$ 12	$ 19

	Three Months Ended June 30,
	Pension Benefits		SERP Benefits
	2008	2007	2008	2007
Interest cost	$ 36	$ 35	$ 18	$ 18
Expected return on plan assets	(47)	(43)	(25)	(23)
Recognized net actuarial loss	12	11	13	14
Net pension expense	$ 1	$ 3	$ 6	$ 9

          The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $0 to its pension plan and $13,000 to its SERP plan in 2008. As of June 30, 2008, $0 had been contributed to the pension plan and $13,000 to the SERP plan. The Company does not anticipate making any additional contribution to its pension plan or SERP plan during the remainder of 2008.

NOTE 6. NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted FASB Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements”on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In February 2008, Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” was issued that delayed the application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, until January 1, 2009. The Company adopted the provisions of SFAS No. 157 except for those nonfinancial assets and nonfinancial liabilities subject to deferral as a result of FSP No. 157-2. The adoption of SFAS No. 157 did not have any material effect on the Company’s operating results or financial condition.

The Company adopted FASB Statement of Financial Accounting Standards No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” on January 1, 2008. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or liabilities as of June 30, 2008.

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

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161 (SFAS No. 161), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This Statement amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS No. 161 on January 1, 2009, and does not expect the adoption to have a material impact on the financial statements.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2008
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

Securities available for sale	$ 1,013	$388,174	$ 0	$ 389,187

Total assets	$ 1,013	$388,174	$ 0	$ 389,187

          Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair-value accounting or write-downs of individual assets. The table below presents the balances of assets measured at fair value on a nonrecurring basis:

June 30, 2008
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

Impaired loans	$ 0	$ 0	$ 17,865	$ 17,865
Mortgage servicing rights	0	0	28	28

Total assets	$ 0	$ 0	$ 17,893	$ 17,893

          Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $23.7 million, with a valuation allowance of $5.8 million, resulting in an additional provision for loan losses of $1.4 million for the period. In addition, $17,000 in impairment of mortgage servicing rights, measured using Level 3 inputs within the fair value hierarchy, was reversed during the first half of 2008. The $17,000 reversal was recorded in loan, insurance and service fees.

NOTE 8. RECLASSIFICATIONS

Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassification had no effect on net income or stockholders’ equity as previously reported.

Part 1

LAKELAND FINANCIAL CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

and

RESULTS OF OPERATIONS

June 30, 2008

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in northern Indiana. The Company earned $10.0 million for the first six months of 2008, which was unchanged from the same period of 2007. Net income was positively impacted by a $3.2 million increase in net interest income as well as an increase of $1.8 million in noninterest income. Offsetting these positive impacts was an increase of $2.6 million in the provision for loan losses and an increase of $2.3 million in noninterest expense. Basic earnings per share for the first six months of 2008 and 2007 were $0.82 per share. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the first six months of 2008 and 2007 were $0.81 per share.

Net income for the second quarter of 2008 was $4.8 million, a decrease of 8.6% versus $5.3 million for the comparable period of 2007. The decrease was driven by a $2.1 million increase in the provision for loan losses, as well as a $1.2 million increase in noninterest expense. Offsetting these negative impacts was an increase of $1.8 million in net interest income as well as an increase of $668,000 in noninterest income. Basic earnings per share for the second quarter of 2008 were $0.39 per share, versus $0.43 per share for the second quarter of 2007. Diluted earnings per share for the second quarter of 2008 were $0.39 per share, versus $0.42 per share for the second quarter of 2007.

RESULTS OF OPERATIONS

Net Interest Income

For the six-month period ended June 30, 2008, net interest income totaled $30.0 million, an increase of 12.0%, or $3.2 million, versus the first six months of 2007. This increase was primarily due to a $285.4 million, or 17.0%, increase in average earning assets to $1.965 billion. For the three month period ended June 30, 2008, net interest income totaled $15.5 million, an increase of 13.3%, or $1.8 million. The increase was primarily driven by a $324.8 million, or 19.2% increase in average earning assets.

Given the Company’s mix of interest earning assets and interest bearing liabilities at June 30, 2008, the Company would generally be considered to have a relatively neutral balance sheet structure. The Company’s balance sheet structure would normally be expected to produce a stable or declining net interest margin in a declining rate environment. As the Company’s balance sheet has become more neutral in structure, management believes that future rate movements will have less impact on net interest margin than historically, although other factors such as deposit mix, market deposit rate pricing and non-bank deposit products could have a dramatic impact on net interest margin. The Company’s mix of deposits has shifted to more reliance on certificates of deposits, specifically public fund deposits and brokered deposits, and corporate and public fund money market and repurchase agreements, which generally carry a higher interest rate cost than other types of interest bearing deposits. During the first six months of 2008, total interest and dividend income increased by $1.1 million, or 1.9%, to $58.6 million, versus $57.5 million during the first six months of 2007. This increase was primarily the result of an increase in average earning assets. The tax equivalent yield on average earning assets decreased by 91 basis points to 6.1% for the six-month period ended June 30, 2008 versus the same period of 2007. During the second quarter of 2008, interest and dividend income decreased by $247,000, or 0.8%, to $29.0 million, versus $29.3 million during the same quarter of 2007. The decrease was primarily due to a 116 basis point decrease in the tax equivalent yield on average earning assets in the second quarter of 2008, to 5.8% from 7.0% in the same period of 2007.

          During the first six months of 2008, loan interest income decreased by $667,000, or 1.3%, to $49.9 million, versus $50.5 million during the first six months of 2007. The decrease was driven by a 118 basis point decrease in the tax equivalent yield on loans to 6.3%, versus 7.4% in the first six months of 2007, somewhat offset by a $232.6 million, or 17.0%, increase in average daily loan balances. During the second quarter of 2008, loan interest income decreased by $1.4 million, or 5.5%, to $24.4 million, versus $25.8 million during the second quarter of 2007. The decrease was driven by a 149 basis point decrease in the tax equivalent yield on loans to 6.0%, versus 7.5% in the second quarter of 2007, somewhat offset by a $254.2 million, or 18.3%, increase in average daily loan balances.

The average daily securities balances for the first six months of 2008 increased $52.4 million, or 17.6%, to $350.0 million, versus $297.6 million for the same period of 2007. During the same periods, income from securities increased by $1.9 million, or 28.6%, to $8.6 million versus $6.7 million during the first six months of 2007. The increase was primarily the result of the increase in average daily securities balances, as well as a 37 basis point increase in the tax equivalent yield on securities, to 5.3%, versus 4.9% in the first six months of 2007. The average daily securities balances for the second quarter of 2008 increased $66.8 million, or 22.3%, to $366.3 million, versus $299.5 million for the same period of 2007. During the second quarter of 2008, income from securities was $4.6 million, an increase of $1.2 million, or 35.1%, versus the second quarter of 2007. The increase was primarily the result of the increase in average daily securities balances, as well as a 44 basis point increase in the tax equivalent yield on securities, to 5.4%, versus 4.9% in the second quarter of 2007.

Total interest expense decreased $2.1 million, or 7.0%, to $28.6 million for the six-month period ended June 30, 2008, from $30.7 million for the comparable period in 2007. The decrease was primarily the result of a 79 basis point decrease in the Company’s daily cost of funds to 3.0%, versus 3.8% for the same period of 2007. Total interest expense decreased $2.1 million, or 13.3%, to $13.5 million for the second quarter of 2008, versus $15.6 million for the second quarter of 2007. The decrease was primarily the result of a 100 basis point decrease in the Company’s daily cost of funds to 2.8%, from 3.8% for the same period of 2007.

On an average daily basis, total deposits (including demand deposits) increased $83.4 million, or 5.8%, to $1.534 billion for the six-month period ended June 30, 2008, versus $1.450 billion during the same period in 2007. The average daily balances for the second quarter of 2008 increased $106.1 million, or 7.3%, to $1.553 billion from $1.447 billion during the second quarter of 2007. On an average daily basis, non-interest bearing demand deposits decreased to $218.2 million for the six-month period ended June 30, 2008, versus $221.9 million for the same period in 2007. The average daily noninterest bearing demand deposit balances for the second quarter of 2008 were $218.5 million, versus $227.3 million for the second quarter of 2007. On an average daily basis, interest bearing transaction accounts increased $69.3 million, or 18.1%, to $452.9 million for the six-month period ended June 30, 2008, versus the same period in 2007. Average daily interest bearing transaction accounts increased $82.6 million, or 20.8%, to $479.5 million for the second quarter of 2008, versus $397.0 million for the second quarter of 2007. When comparing the six months ended June 30, 2008 with the same period of 2007, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $19.3 million, primarily as a result of increases in other time deposits. The rate paid on time deposit accounts decreased 70 basis points to 4.4% for the six-month period ended June 30, 2008, versus the same period in 2007. During the second quarter of 2008, the average daily balance of time deposits increased $34.5 million, and the rate paid decreased 93 basis points to 4.2%, versus the second quarter of 2007.

Due to strong loan growth and additional relationship opportunities, the Company continues to focus on public fund deposits as a core funding strategy. In addition, the Company intends to actively consider brokered certificates of deposits as appropriate and necessary as a result of loan growth. On an average daily basis, total brokered certificates of deposit decreased $9.1 million to $58.4 million for the six-month period ended June 30, 2008, versus $67.5 million for the same period in 2007. During the second quarter of 2008, average daily brokered certificates of deposit were $72.5 million, versus $44.5 million during the second quarter of 2007. On an average daily basis, total public fund certificates of deposit decreased $22.3 million to $262.7 million for the six-month period ended June 30, 2008, versus $285.0 million for the same period in 2007. During the second quarter of 2008, average daily public fund certificates of deposit were $233.0 million, versus $278.2 million during the second quarter of 2007. Public fund deposits have generally decreased due to the ongoing challenges in the state of Indiana related to the reapportionment of real estate property taxes. Due to delays in issuing real estate property tax bills, public fund entities generally have lower balances of investable funds.

Average daily balances of borrowings were $381.6 million during the six months ended June 30, 2008, versus $187.7 million during the same period of 2007, and the rate paid on borrowings decreased 173 basis points to 3.1%. The increase in average borrowings was driven by increases of $110.8 million in notes payable, $38.8 million in federal funds purchased and $44.3 million in securities sold under agreements to repurchase. During the second quarter of 2008 the average daily balances of borrowings increased $213.2 million to $417.5 million, versus $204.3 million for the same period of 2007, and the rate paid on borrowings decreased 199 basis points to 2.7%. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 16.9% and 19.3%, respectively, when comparing the six-month and three-month periods ended June 30, 2008 versus the same periods in 2007. The following tables set forth consolidated information regarding average balances and rates:

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Six Months Ended June 30,
		2008			2007
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 1,599,961	$ 49,801	6.26%	$ 1,366,763	$ 50,447	7.44%
Tax exempt (1)	2,517	78	6.23	3,132	95	6.11
Investments: (1)
Available for sale	349,997	9,155	5.26	297,591	7,216	4.89
Short-term investments	10,478	126	2.42	10,230	271	5.34
Interest bearing deposits	1,627	25	3.09	1,492	35	4.73

Total earning assets	1,964,580	59,185	6.06%	1,679,208	58,064	6.97%

Nonearning assets:
Cash and due from banks	41,249	0		45,042	0
Premises and equipment	27,393	0		25,444	0
Other nonearning assets	66,961	0		52,483	0
Less allowance for loan losses	(16,713)	0		(14,779)	0

Total assets	$ 2,083,470	$ 59,185		$ 1,787,398	$ 58,064

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2008 and 2007. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the six months ended June 30, 2008 and 2007, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Six Months Ended June 30,
		2008			2007
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 66,246	$ 37	0.11%	$ 67,630	$ 70	0.21%
Interest bearing checking accounts	452,936	5,248	2.33	383,678	6,521	3.43
Time deposits:
In denominations under $100,000	327,242	7,471	4.59	284,123	6,739	4.78
In denominations over $100,000	469,258	9,982	4.28	493,077	12,968	5.30
Miscellaneous short-term borrowings	330,488	3,729	2.27	156,710	3,174	4.08
Long-term borrowings	51,108	2,133	8.39	30,972	1,266	8.24

Total interest bearing liabilities	1,697,278	28,600	3.39%	1,416,190	30,738	4.38%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	218,154	0		221,930	0
Other liabilities	17,562	0		15,180	0
Stockholders' equity	150,476	0		134,098	0
Total liabilities and stockholders'
equity	$ 2,083,470	$ 28,600		$ 1,787,398	$ 30,738

Net interest differential - yield on
average daily earning assets		$ 30,585	3.13%		$ 27,326	3.27%

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Three Months Ended June 30,
		2008			2007
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 1,637,885	$ 24,326	5.97%	$ 1,384,114	$ 25,727	7.46%
Tax exempt (1)	2,520	36	5.71	2,115	36	6.98
Investments: (1)
Available for sale	366,294	4,882	5.36	299,455	3,674	4.92
Short-term investments	9,623	48	2.01	5,423	72	5.33
Interest bearing deposits	1,759	12	2.74	2,215	26	4.71

Total earning assets	2,018,081	29,304	5.84%	1,693,322	29,535	7.00%

Nonearning assets:
Cash and due from banks	42,227	0		46,598	0
Premises and equipment	27,369	0		25,487	0
Other nonearning assets	69,873	0		52,663	0
Less allowance for loan losses	(17,275)	0		(14,999)	0

Total assets	$ 2,140,275	$ 29,304		$ 1,803,071	$ 29,535

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2008 and 2007. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended June 30, 2008 and 2007, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Three Months Ended June 30,
		2008			2007
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 66,845	$ 17	0.10%	$ 69,049	$ 36	0.21%
Interest bearing checking accounts	479,528	2,444	2.05	396,966	3,525	3.56
Time deposits:
In denominations under $100,000	328,776	3,605	4.41	290,696	3,501	4.83
In denominations over $100,000	459,266	4,625	4.05	462,863	6,138	5.32
Miscellaneous short-term borrowings	346,287	1,305	1.52	173,348	1,744	4.04
Long-term borrowings	71,245	1,518	8.57	30,972	634	8.21

Total interest bearing liabilities	1,751,947	13,514	3.10%	1,423,894	15,578	4.39%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	218,474	0		227,259	0
Other liabilities	18,368	0		15,654	0
Stockholders' equity	151,486	0		136,264	0
Total liabilities and stockholders'
equity	$ 2,140,275	$ 13,514		$ 1,803,071	$ 15,578

Net interest differential - yield on
average daily earning assets		$ 15,790	3.15%		$ 13,957	3.30%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, provisions for losses on loans of $4.2 million and $3.0 million were recorded during the six-month and three-month periods ended June 30, 2008, versus provisions of $1.5 million and $906,000 recorded during the same periods of 2007. Factors impacting the provision included the amount and status of classified credits, the level of charge-offs, management’s overall view on current credit quality, the amount and status of impaired loans, the amount and status of past due accruing loans (90 days or more), and overall loan growth as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

          Noninterest income categories for the six-month and three-month periods ended June 30, 2008 and 2007 are shown in the following table:

	Six Months Ended
	June 30,
			Percent
	2008	2007	Change

Wealth advisory fees	$ 1,672	$ 1,545	8.2%
Investment brokerage fees	897	759	18.2
Service charges on deposit accounts	4,024	3,465	16.1
Loan, insurance and service fees	1,393	1,244	12.0
Merchant card fee income	1,697	1,556	9.1
Other income	868	938	(7.5)
Net gains on sales of real estate mortgages held for sale	520	364	42.9
Net securities gains (losses)	28	36	(22.2)
Gain on redemption of Visa shares	642	0	100.0
Total noninterest income	$ 11,741	$ 9,907	18.5%

	Three Months Ended
	June 30,
			Percent
	2008	2007	Change

Wealth advisory fees	$ 863	$ 856	0.8%
Investment brokerage fees	614	516	19.0
Service charges on deposit accounts	2,255	1,833	23.0
Loan, insurance and service fees	738	663	11.3
Merchant card fee income	887	792	12.0
Other income	410	445	(7.9)
Net gains on sales of real estate mortgages loans held for sale	205	199	3.0
Total noninterest income	$ 5,972	$ 5,304	12.6%

Noninterest income increased $1.8 million and $668,000, respectively, for the six-month and three-month periods ended June 30, 2008, versus the same periods in 2007. Driving the increase in the six-month period was a nonrecurring gain of $642,000 related to the Visa initial public offering, which occurred in the first quarter. Excluding this gain, noninterest income in the six-months ended June 30, 2008 increased by $1.2 million, or 12.0%. In addition, service charges on deposit accounts increased $559,000 and $422,000 in the six-month and three-month periods ended June 30, 2008, due primarily to increases in account analysis service charges on commercial checking accounts, which are generally higher when the earnings allowance credit rate is lower.

Noninterest Expense

Noninterest expense categories for the six-month and three-month periods ended June 30, 2008 and 2007 are shown in the following table:

	Six Months Ended
	June 30,
			Percent
	2008	2007	Change

Salaries and employee benefits	$ 12,702	$ 11,674	8.8%
Net occupancy expense	1,485	1,312	13.2
Equipment costs	918	913	0.6
Data processing fees and supplies	1,707	1,474	15.8
Credit card interchange	1,114	1,030	8.2
Other expense	5,063	4,259	18.9
Total noninterest expense	$ 22,989	$ 20,662	11.3%

	Three Months Ended
	June 30,
			Percent
	2008	2007	Change

Salaries and employee benefits	$ 6,449	$ 5,819	10.8%
Net occupancy expense	689	638	8.0
Equipment costs	477	468	1.9
Data processing fees and supplies	867	773	12.2
Credit card interchange	579	541	7.0
Other expense	2,546	2,153	18.3
Total noninterest expense	$ 11,607	$ 10,392	11.7%

Noninterest expense increased $2.3 million and $1.2 million, respectively, in the six-month and three-month periods ended June 30, 2008 versus the same periods of 2007. This increase was driven primarily by increased payroll and benefit expense and general increases in operating and regulatory expenses. Salaries and employee benefits increased by $1.0 million and $630,000 in the six-month and three-month periods ended June 30, 2008, as a result of a combination of normal merit increases, increases in health insurance expense and performance-based incentive expense, the addition of revenue-producing staff in the commercial lending department and new office staff costs. Data processing fees and supplies increased primarily as a result of the implementation of a new corporate cash management platform and contractual increases in existing operating services. Other expense increased by $804,000 and $393,000 in the six-month and three-month periods driven by regulatory expenses, which increased by $343,000 and $213,000 respectively, due to the Company’s resumption of regular FDIC insurance premiums as prior credits expired early in 2008. Also in the other expense category, advertising expense increased by $203,000 in the first six months of 2008, due to the launch of a new deposit product.

Income Tax Expense

Income tax expense increased $75,000, or 1.7%, for the first six months of 2008, compared to the same period in 2007. Income tax expense for the second quarter of 2008 decreased $392,000, or 16.1%, compared to the same period of 2007. The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, increased to 31.1% during the first six months of 2008 compared to 30.8% during the same period of 2007. The combined tax expense decreased to 29.8% in the second quarter of 2008, versus 31.6% during the same period of 2007. The changes were driven by fluctuations in the percentage of revenue being derived from tax-advantaged sources in the six-month and three-month periods of 2008, compared to the same periods in 2007.

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

FINANCIAL CONDITION

Total assets of the Company were $2.249 billion as of June 30, 2008, an increase of $260.0 million, or 13.1%, when compared to $1.989 billion as of December 31, 2007.

Total cash and cash equivalents increased by $32.0 million, or 47.2%, to $99.6 million at June 30, 2008 from $67.7 million at December 31, 2007.

Total securities available-for-sale increased by $61.4 million, or 18.7%, to $389.2 million at June 30, 2008 from $327.8 million at December 31, 2007. The increase was a result of a number of transactions in the securities portfolio. Securities purchases totaled $101.0 million. Offsetting this increase were securities paydowns totaling $25.7 million, maturities, sales and calls of securities totaling $9.0 million and the fair market value of the securities portfolio decreased by $4.9 million. An increase in interest rates during the second quarter of 2008 drove the market value decrease. The investment portfolio is managed to limit the Company’s exposure to risk by containing mostly collateralized mortgage obligations, other securities which are either directly or indirectly backed by the federal government or a local municipal government and collateralized mortgage obligations currently rated AAA by S&P and/or Aaa by Moody’s. As of June 30, 2008, the Company had $106.7 million of collateralized mortgage obligations which were not backed by the federal government, but were currently rated AAA by S&P and/or Aaa by Moody’s.

Real estate mortgage loans held-for-sale increased by $1.0 million, or 191.8%, to $1.6 million at June 30, 2008 from $537,000 at December 31, 2007. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the six months ended June 30, 2008, $29.6 million in real estate mortgages were originated for sale and $28.4 million in mortgages were sold.

Total loans, excluding real estate mortgage loans held-for-sale, increased by $151.0 million, or 9.9%, to $1.675 billion at June 30, 2008 from $1.524 billion at December 31, 2007. The portfolio breakdown at June 30, 2008 reflected 83% commercial and industrial and agri-business, 14% residential real estate and home equity and 3% consumer loans compared to 82% commercial and industrial and agri-business, 15% residential real estate and home equity and 3% consumer loans at December 31, 2007.

The Company has a high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Commercial loans represent higher dollar loans to fewer customers and therefore higher credit risk than other types of loans. Pricing is adjusted to manage the higher credit risk associated with these types of loans. The majority of fixed rate mortgage loans, which represent increased interest rate risk, are sold in the secondary market, as well as some variable rate mortgage loans. The remainder of the variable rate mortgage loans and a small number of fixed rate mortgage loans are retained.

Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors: application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish specific allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At June 30, 2008, on the basis of management’s review of the loan portfolio, the Company had loans totaling $85.2 million on the classified loan list versus $79.3 million on December 31, 2007. As of June 30, 2008, the Company had $40.4 million of assets classified special mention, $44.5 million classified as substandard, $332,000 classified as doubtful and $0 classified as loss as compared to $39.4 million, $39.7 million, $244,000 and $0 at December 31, 2007.

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

The allowance for loan losses increased $2.2 million from $15.8 million at December 31, 2007 to $18.0 million at June 30, 2008. Pooled loan allocations increased $148,000 from $4.9 million at December 31, 2007 to $5.0 million at June 30, 2008, which was primarily a result of higher pooled loan balances. Specific loan allocations increased $1.1 million from $10.6 million at December 31, 2007 to $11.7 million at June 30, 2008.

This increase was primarily due to additions to the classified loan list as well as increases in the specific allocations on five commercial credits. The unallocated component of the allowance for loan losses increased $939,000 from $322,000 at December 31, 2007 to $1.3 million at June 30, 2008. Management believed the allowance for loan losses at June 30, 2008 was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions were to continue to worsen, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Total impaired loans increased by $17.0 million to $23.7 million at June 30, 2007 from $6.7 million at December 31, 2007. The increase in the impaired loans category resulted primarily due the addition of two commercial credits totaling $15.8 million. The impaired loan total included $102,000 in accruing loans at June 30, 2008. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The following table summarizes nonperforming assets at June 30, 2008 and December 31, 2007.

	June 30,	December 31,
	2008	2007
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans	$ 23,987	$ 7,039
Loans past due over 90 days and accruing	972	409
Total nonperforming loans	24,959	7,448
Other real estate	1,357	2,387
Repossessions	45	24
Total nonperforming assets	$ 26,361	$ 9,859

Total impaired loans	$ 23,718	$ 6,748

Nonperforming loans to total loans	1.49%	0.49%
Nonperforming assets to total assets	1.17%	0.50%

Total nonperforming assets have increased by $16.5 million, or 167.4%, to $26.4 million since December 31, 2007. The increase was primarily due to the addition of the two commercial credits to the impaired loan category. Three commercial credits represent 78.5% of total nonperforming loans. A $9.2 million loan to a manufacturer in the recreational vehicle industry represents the largest exposure in the nonperforming category. Borrower collateral including real estate, receivables, finished goods and raw materials, as well as personal guarantees of its principals support this credit. However, there can be no assurances that full repayment of the loan will result.

The second largest exposure is a $6.6 million credit to a manufacturer tied to the housing industry. Borrower collateral including real estate, receivables, inventory and equipment support the credit, however, there are no guarantors. The Company took a $906,000 charge-off related to this credit in the second quarter of 2008.

A $3.8 million loan to an industrial manufacturer represents the third largest exposure in the nonperforming category. The borrower filed chapter 11 bankruptcy late in the third quarter of 2004 and the plan for reorganization was approved late in the third quarter of 2005. Borrower collateral and the personal guarantees of its principals support this credit. The Company has other exposure to this borrower in the form of a performing loan which is secured by other collateral and guarantees.

Management has observed a regional softening in economic conditions in the Company’s markets, as well as slow downs in certain industries, including residential and commercial real estate development, recreational vehicle and mobile home manufacturing and other regional industries. The Company believes that the impact of these industry-specific issues will be mitigated by its overall expansion strategy, which promotes diversification among industries as well as a continued focus on enforcement of a strong credit environment and an aggressive position on loan work-out situations. However, the Company’s overall asset quality position can be influenced by a small number of credits due to the focus on commercial lending activity. Total deposits increased by $126.1 million, or 8.5%, to $1.605 billion at June 30, 2008 from $1.479 billion at December 31, 2007. The increase resulted from increases of $58.7 million in public fund certificates of deposit of $100,000 or more, $41.9 million in interest bearing transaction accounts, $29.3 million in certificates of deposit of $100,000 and over, $5.7 million in other certificates of deposit, $1.9 million in money market accounts and $1.8 million in savings accounts. Offsetting these increases were decreases of $7.8 million in demand deposit accounts and $5.4 million in brokered deposits.

Total short-term borrowings increased by $40.1 million, or 12.7%, to $356.2 million at June 30, 2008 from $316.2 million at December 31, 2007. The increase resulted primarily from increases of $21.0 million in federal funds purchased, $16.0 million in other borrowings, primarily short-term advances from the Federal Home Loan Bank of Indianapolis and $3.7 million in securities sold under agreements to repurchase. In addition, long-term borrowings increased by $90.0 million as a result of long-term advances from the Federal Home Loan Bank of Indianapolis. Total stockholders’ equity increased by $4.7 million, or 3.2%, to $151.0 million at June 30, 2008 from $146.3 million at December 31, 2007. Net income of $10.0 million, minus the decrease in the accumulated other comprehensive income of $2.9 million, minus dividends of $3.6 million, plus $1.1 million for stock issued through options exercised (including tax benefit), minus $101,000 for the cost of treasury stock purchased plus $101,000 in stock option expense, comprised most of this increase.

The FDIC’s risk based capital regulations require that all insured banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Company’s ratios continue to be above “well capitalized” levels. As of June 30, 2008, the Company’s Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio were 8.4%, 9.8% and 10.8%, respectively.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2008. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. June 30, 2008, the Company’s potential pretax exposure was within the Company’s policy limit, and not significantly different from December 31, 2007.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2008, there were no changes to the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

June 30, 2008

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 30, 2008 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

April 1-30	0	$ 0	0	$ 0
May 1-31	649	23.97	0	0
June 1-30	0	0	0	0

Total	649	$ 23.97	0	$ 0

(a)	The shares purchased during the periods were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On April 8, 2008 the Company’s annual meeting of stockholders was held. At the meeting, the stockholders approved the adoption of the Lakeland Financial Corporation 2008 Equity Incentive Plan, ratified the selection of Crowe Chizek and Company LLC as the Company’s independent registered public accounting firm for the year ended December 31, 2008, and Robert E. Bartels, Jr., Thomas A. Hiatt, Michael L. Kubacki, Steven D. Ross and M. Scott Welch were elected to serve as directors with terms expiring in 2011. Continuing as directors until 2009 are Allan J. Ludwig, Emily E. Pichon and Richard L. Pletcher. Continuing as directors until 2010 are L. Craig Fulmer, Charles E. Niemier, Donald B. Steininger and Terry L. Tucker.

Election of Directors:
	For	Withheld
Robert E. Bartles, Jr.	8,347,241	776,814
Thomas A. Hiatt	8,933,841	190,214
Michael L. Kubacki	8,975,040	149,015
Steven D. Ross	8,930,677	193,379
M. Scott Welch	8,912,003	212,052

Adoption of Lakeland Financial Corporation 2008 Equity Incentive Plan:
			Broker
For	Against	Abstain	Non-votes
5,879,875	310,725	224,056	2,709,400

Ratification of Independent Registered Public Accounting Firm:
				Broker
	For	Against	Abstain	Non-votes
Crowe Chizek and Company LLC	9,040,041	68,459	15,555	0

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

June 30, 2008

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

(Registrant)

Date: August 4, 2008	/s/ Michael L. Kubacki
Michael L. Kubacki – President and Chief
Executive Officer

Date: August 4, 2008	/s/ David M. Findlay
David M. Findlay – Executive Vice President
and Chief Financial Officer

Date: August 4, 2008	/s/ Teresa A. Bartman
Teresa A. Bartman – Vice President
and Controller