Form 10-Q
period 2008-09-30
LAKELAND FINANCIAL CORP
filed 2008-11-10
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of shares of common stock outstanding at October 31, 2008: 12,307,998

LAKELAND FINANCIAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

PART I.

		Page Number
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

PART II.

PART 1

LAKELAND FINANCIAL CORPORATION

ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2008 and December 31, 2007

(in thousands except for share data)

(Page 1 of 2)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$ 44,751	$ 56,278
Short-term investments	17,710	11,413
Total cash and cash equivalents	62,461	67,691

Securities available for sale (carried at fair value)	386,671	327,757
Real estate mortgage loans held for sale	2,591	537

Loans, net of allowance for loan losses of $18,124 and $15,801	1,699,221	1,507,919

Land, premises and equipment, net	27,498	27,525
Bank owned life insurance	33,860	21,543
Accrued income receivable	8,597	9,126
Goodwill	4,970	4,970
Other intangible assets	465	619
Other assets	28,137	21,446
Total assets	$ 2,254,471	$ 1,989,133

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2008 and December 31, 2007

(in thousands except for share data)

(Page 2 of 2)

	September 30,	December 31,
	2008	2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$ 235,808	$ 255,348
Interest bearing deposits	1,472,122	1,223,570
Total deposits	1,707,930	1,478,918

Short-term borrowings
Federal funds purchased	0	70,010
Securities sold under agreements to repurchase	175,427	154,913
U.S. Treasury demand notes	1,864	1,242
Other short-term borrowings	80,000	90,000
Total short-term borrowings	257,291	316,165

Accrued expenses payable	13,592	15,497
Other liabilities	1,329	1,311
Long-term borrowings	90,043	44
Subordinated debentures	30,928	30,928
Total liabilities	2,101,113	1,842,863

STOCKHOLDERS' EQUITY
Common stock: 180,000,000 shares authorized, no par value
12,302,648 shares issued and 12,197,175 outstanding as of September 30, 2008
12,207,723 shares issued and 12,111,703 outstanding as of December 31, 2007	1,453	1,453
Additional paid-in capital	19,760	18,078
Retained earnings	138,842	129,090
Accumulated other comprehensive loss	(5,162)	(1,010)
Treasury stock, at cost (2008 - 105,473 shares, 2007 - 96,020 shares)	(1,535)	(1,341)
Total stockholders' equity	153,358	146,270
Total liabilities and stockholders' equity	$ 2,254,471	$ 1,989,133

  The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months and Nine Months Ended September 30, 2008 and 2007

(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
NET INTEREST INCOME
Interest and fees on loans
Taxable	$ 25,872	$ 26,176	$ 75,673	$ 76,623
Tax exempt	28	30	87	110
Interest and dividends on securities
Taxable	4,437	2,902	11,793	8,366
Tax exempt	583	618	1,820	1,838
Interest on short-term investments	46	365	197	671
Total interest income	30,966	30,091	89,570	87,608

Interest on deposits	10,854	13,773	33,592	40,071
Interest on borrowings
Short-term	1,435	1,956	5,164	5,130
Long-term	1,405	643	3,538	1,909
Total interest expense	13,694	16,372	42,294	47,110

NET INTEREST INCOME	17,272	13,719	47,276	40,498

Provision for loan losses	3,710	1,697	7,884	3,244

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	13,562	12,022	39,392	37,254

NONINTEREST INCOME
Wealth advisory fees	869	761	2,541	2,306
Investment brokerage fees	582	386	1,479	1,145
Service charges on deposit accounts	2,331	1,890	6,355	5,355
Loan, insurance and service fees	729	620	2,122	1,864
Merchant card fee income	949	906	2,646	2,462
Other income	585	455	1,453	1,393
Net gains on sales of real estate mortgage loans held for sale	146	116	666	480
Net securities gains (losses)	11	0	39	36
Gain on redemption of Visa shares	0	0	642	0
Total noninterest income	6,202	5,134	17,943	15,041

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months and Nine Months Ended September 30, 2008 and 2007

(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
NONINTEREST EXPENSE
Salaries and employee benefits	6,411	6,032	19,113	17,706
Net occupancy expense	741	680	2,226	1,992
Equipment costs	426	459	1,344	1,372
Data processing fees and supplies	954	772	2,662	2,246
Credit card interchange	651	613	1,765	1,643
Other expense	2,759	2,336	7,827	6,595
Total noninterest expense	11,942	10,892	34,937	31,554

INCOME BEFORE INCOME TAX EXPENSE	7,822	6,264	22,398	20,741

Income tax expense	2,597	1,890	7,136	6,354

NET INCOME	$ 5,225	$ 4,374	$ 15,262	$ 14,387

Other comprehensive income/loss, net of tax:
Amortization of net actuarial loss on pension and SERP plans	15	15	44	45
Unrealized gain/(loss) on securities available for sale	(1,243)	2,537	(4,196)	1,101

TOTAL COMPREHENSIVE INCOME	$ 3,997	$ 6,926	$ 11,110	$ 15,533

BASIC WEIGHTED AVERAGE COMMON SHARES	12,290,055	12,197,790	12,256,389	12,182,658

BASIC EARNINGS PER COMMON SHARE	$ 0.43	$ 0.36	$ 1.25	$ 1.18

DILUTED WEIGHTED AVERAGE COMMON SHARES	12,468,446	12,433,701	12,454,426	12,425,238

DILUTED EARNINGS PER COMMON SHARE	$ 0.42	$ 0.35	$ 1.23	$ 1.16

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2008 and 2007

(in thousands)

(Unaudited)

(Page 1 of 2)

	2008	2007
Cash flows from operating activities:
Net income	$ 15,262	$ 14,387
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,356	1,242
Provision for loan losses	7,884	3,244
Write down of other real estate owned	285	0
Amortization of intangible assets	154	154
Amortization of loan servicing rights	298	311
Net change in loan servicing rights valuation allowance	(25)	(50)
Loans originated for sale	(37,940)	(29,566)
Net gain on sales of loans	(666)	(480)
Proceeds from sale of loans	36,227	31,094
Net gain on redemption of Visa shares	(642)	0
Net (gain) loss on sale of premises and equipment	(12)	1
Net gain on sales of securities available for sale	(39)	(36)
Net securities amortization	(30)	422
Stock compensation expense	167	135
Earnings on life insurance	(876)	(591)
Tax benefit of stock option exercises	(519)	(378)
Net change:
Accrued income receivable	529	(173)
Accrued expenses payable	(1,861)	3,574
Other assets	(2,349)	(1,014)
Other liabilities	123	289
Total adjustments	2,064	8,178
Net cash from operating activities	17,326	22,565

Cash flows from investing activities:
Proceeds from sale of securities available for sale	39	13,530
Proceeds from maturities, calls and principal paydowns of
securities available for sale	53,146	30,743
Purchases of securities available for sale	(119,015)	(67,824)
Purchase of life insurance	(11,441)	(144)
Net increase in total loans	(199,722)	(102,201)
Proceeds from sales of land, premises and equipment	114	85
Purchases of land, premises and equipment	(1,431)	(2,737)
Net cash from investing activities	(278,310)	(128,548)

(Continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2008 and 2007

(in thousands)

(Unaudited)

(Page 2 of 2)

	2008	2007
Cash flows from financing activities:
Net increase (decrease) in total deposits	229,012	(12,781)
Net increase in short-term borrowings	(58,874)	45,321
Proceeds from long-term borrowings	90,000	0
Payments on long-term borrowings	(1)	(1)
Dividends paid	(5,510)	(4,929)
Proceeds from stock option exercise	1,321	1,108
Purchase of treasury stock	(194)	(230)
Net cash from financing activities	255,754	28,488
Net change in cash and cash equivalents	(5,230)	(77,495)
Cash and cash equivalents at beginning of the period	67,691	119,699
Cash and cash equivalents at end of the period	$ 62,461	$ 42,204
Cash paid during the period for:
Interest	$ 44,530	$ 43,093
Income taxes	7,245	7,052
Supplemental non-cash disclosures:
Loans transferred to other real estate	536	4,699

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Table Amounts In thousands)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

This report is filed for Lakeland Financial Corporation (the “Company”) and its wholly owned subsidiary, Lake City Bank (the “Bank”). All significant inter-company balances and transactions have been eliminated in consolidation. Also included is the Bank’s wholly owned subsidiary, LCB Investments II, Inc. (“LCB Investments”). LCB Investments also owns LCB Funding, Inc. (“LCB Funding”), a real estate investment trust.

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The 2007 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Stock options for 87,000 and 14,000 shares as of September 30, 2008 and September 30, 2007, respectively, were not considered in computing diluted earnings per common share because they were antidilutive. Earnings and dividends per share are restated for all stock splits and dividends through the date of issuance of the financial statements. The common shares included in Treasury Stock for 2008 and 2007 reflect the acquisition of 105,473 and 96,020 shares, respectively, of Lakeland Financial Corporation common stock that have been purchased under a directors’ deferred compensation plan. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

NOTE 3. LOANS

	September 30,	December 31,
	2008	2007
Commercial and industrial loans	$ 1,129,960	$ 968,336
Commercial real estate - multifamily loans	23,674	16,839
Commercial real estate construction loans	96,004	84,498
Agri-business and agricultural loans	174,462	170,921
Residential real estate mortgage loans	114,900	124,107
Home equity loans	124,016	108,429
Installment loans and other consumer loans	54,504	50,516
Subtotal	1,717,520	1,523,646
Less: Allowance for loan losses	(18,124)	(15,801)
Net deferred loan (fees)/costs	(175)	74
Loans, net	$ 1,699,221	$ 1,507,919

Impaired loans	$ 19,464	$ 6,748

Non-performing loans	$ 20,185	$ 7,448

Allowance for loan losses to total loans	1.06%	1.04%

Changes in the allowance for loan losses are summarized as follows:

	Nine Months Ended
	September 30,
	2008	2007
Balance at beginning of period	$ 15,801	$ 14,463
Provision for loan losses	7,884	3,244
Charge-offs	(5,954)	(2,908)
Recoveries	393	275
Net loans charged-off	(5,561)	(2,633)
Balance at end of period	$ 18,124	$ 15,074

NOTE 4. SECURITIES

The fair values of securities available for sale were as follows:

	September 30,	December 31,
	2008	2007
U.S. Treasury securities	$ 1,018	$ 1,206
U.S. Government agencies	15,582	18,555
Mortgage-backed securities	315,873	250,495
State and municipal securities	54,198	57,501
Total	$ 386,671	$ 327,757

          As of September 30, 2008, net unrealized losses on the total securities available for sale portfolio totaled $6.7 million, which included gross unrealized gains of $3.5 million. As of December 31, 2007, net unrealized gains on the total securities available for sale portfolio totaled $246,000. Management considers the unrealized losses to be driven by the current unsettled economic situation which has resulted in lower market values for securities which are not backed directly or indirectly by the federal government. No loss is expected to be realized unless the securities are sold, and the Company’s current intent and ability is to hold them until maturity. All of the securities are backed by the U.S. Government, government agencies, government sponsored agencies or were AAA rated by Standard and Poor’s or Aaa rated by Moody’s at the time of purchase, (except for certain non-local municipal securities) and are outside the scope of EITF 99-20’s requirement to consider current market cash flow expectations. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed are being received. Management is not aware of any information that would indicate that full principal will not be received.

          The securities portfolio includes approximately $111 million of corporate sponsored collateralized mortgage obligations purchased during 2006, 2007 and 2008, which are secured by first lien fixed rate residential mortgage loans. These securities were rated AAA by Standard and Poor’s and/or Aaa by Moody’s at the time of purchase and thus are outside the scope of EITF 99-20. Most of the investments are still rated AAA/Aaa, but one has been downgraded to AA by Standard and Poor’s, and three others have been downgraded to Aa1, A2 and Baa3, respectively by Moody’s. The Company with the assistance of an outside expert, analyzes projections for all CMO's that includes projections of future delinquencies/foreclosures in the underlying collateral under various scenarios and under various prepayment assumptions. Based on the analyses, the projections indicate that all contractual principal and interest payments are expected to be collected over the life of the CMO's, and no other than temporary impairment has been recorded.

          The Company does not own any preferred stock in Freddie Mac or Fannie Mae, and has never invested in the preferred stock of those entities. Moreover, the Company does not have any investments in equity securities in its investment portfolio. The Company does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, the current intent and ability is to hold them until maturity.

NOTE 5. EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Nine Months Ended September 30,
	Pension Benefits		SERP Benefits
	2008	2007	2008	2007
Interest cost	$ 105	$ 106	$ 55	$ 56
Expected return on plan assets	(145)	(130)	(75)	(70)
Recognized net actuarial loss	36	33	38	43
Net pension expense	$ (4)	$ 9	$ 18	$ 29

	Three Months Ended September 30,
	Pension Benefits		SERP Benefits
	2008	2007	2008	2007
Interest cost	$ 34	$ 36	$ 19	$ 19
Expected return on plan assets	(50)	(44)	(25)	(24)
Recognized net actuarial loss	12	11	12	15
Net pension expense	$ (4)	$ 3	$ 6	$ 10

          The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $0 to its pension plan and $13,000 to its SERP plan in 2008. As of September 30, 2008, $0 had been contributed to the pension plan and $13,000 to the SERP plan. The Company does not anticipate making any additional contribution to its pension plan or SERP plan during the remainder of 2008.

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

On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3)”.  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued. The Company’s adoption of FSP 157-3 did not have any material effect on the Company’s operating results or financial condition.

The Company adopted FASB Statement of Financial Accounting Standards No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” on January 1, 2008. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or liabilities as of September 30, 2008.

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

         Securities available for sale are valued primarily by a third party pricing service. The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). There were no transfers from or into Level 1, Level 2 or Level 3 during the third quarter of 2008.

The table below presents the balances of assets measured at fair value on a recurring basis:

	September 30, 2008
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

Securities available for sale	$ 1,018	$385,653	$ 0	$ 386,671

Total assets	$ 1,018	$385,653	$ 0	$ 386,671

          Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair-value accounting or write-downs of individual assets. The table below presents the balances of assets measured at fair value on a nonrecurring basis:

September 30, 2008
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

Impaired loans	$ 0	$ 0	$ 15,649	$ 15,649
Mortgage servicing rights	0	0	24	24

Total assets	$ 0	$ 0	$ 15,673	$ 15,673

          Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $19.5 million, with a valuation allowance of $3.8 million, resulting in an additional provision for loan losses of $2.4 million for the quarter ended September 30, 2008. In addition, $8,000 in impairment of mortgage servicing rights, measured using Level 3 inputs within the fair value hierarchy, was reversed during the quarter ended September 30, 2008. The $8,000 reversal was recorded in loan, insurance and service fees.

NOTE 8. PARTICIPATION IN THE TREASURY CAPITAL PURCHASE PROGRAM

          On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury

Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company is evaluating whether to apply for participation in the CPP. Participation in the program is not automatic and subject to approval by the Treasury.

NOTE 9. RECLASSIFICATIONS

Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassification had no effect on net income or stockholders’ equity as previously reported.

Part 1

LAKELAND FINANCIAL CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

and

RESULTS OF OPERATIONS

September 30, 2008

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in northern Indiana. The Company earned $15.3 million for the first nine months of 2008, versus $14.4 million in the same period of 2007, an increase of 6.1%. Net income was positively impacted by a $6.8 million increase in net interest income as well as an increase of $2.9 million in noninterest income. Offsetting these positive impacts was an increase of $4.6 million in the provision for loan losses and an increase of $3.4 million in noninterest expense. Basic earnings per share for the first nine months of 2008 were $1.25 per share, versus $1.18 per share for the first nine months of 2007. Diluted earnings per share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per share for the first nine months of 2008 were $1.23 per share, versus $1.16 for the first nine months of 2007.

Net income for the third quarter of 2008 was $5.2 million, an increase of 19.5% versus $4.4 million for the comparable period of 2007. The rise in net income was driven by an increase of $3.6 million in net interest income as well as an increase of $1.1 million in noninterest income. Offsetting these positive impacts was an increase of $2.0 million in the provision for loan losses, as well as a $1.1 million increase in noninterest expense. Basic earnings per share for the third quarter of 2008 were $0.43 per share, versus $0.36 per share for the third quarter of 2007. Diluted earnings per share for the third quarter of 2008 were $0.42 per share, versus $0.35 per share for the third quarter of 2007.

RECENT DEVELOPMENTS

Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions such as the Company. Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. In addition, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

In response to the crises affecting the U.S. banking system and financial markets and attempt to bolster the distressed economy and improve consumer confidence in the financial system, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “Stabilization Act”). The Stabilization Act authorizes the Secretary of the U.S. Treasury and the Federal Deposit Insurance Corporation (the “FDIC”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Pursuant to the Stabilization Act, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in eligible financial institutions that wish to participate. This program, known as the Capital Purchase Program, allocates $250 billion from the $700 billion authorized by the Stabilization Act to the U.S. Treasury for the purchase of senior preferred shares from qualifying financial institutions. Eligible institutions will be able to sell equity interests to the U.S. Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock from the participating institutions with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the Capital Purchase Program. Many financial institutions have already announced that they will participate in the Capital Purchase Program. The Company is evaluating whether to apply for participation in the CPP. Participation in the program is not automatic and subject to approval by the Treasury.

Also on October 14, 2008, using the systemic risk exception to the FDIC Improvement Act of 1991, the U.S. Treasury authorized the FDIC to provide a 100% guarantee of newly-issued senior unsecured debt and deposits in non-interest bearing accounts at FDIC insured institutions. Initially, all eligible financial institutions will automatically be covered under this program, known as the Temporary Liquidity Guarantee Program, without incurring any fees for a period of 30 days. Coverage under the Temporary Liquidity Guarantee Program after the initial 30-day period is available to insured financial institutions at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing deposits. After the initial 30-day period, institutions will continue to be covered under the Temporary Liquidity Guarantee Program unless they inform the FDIC that they have decided to opt out of the program. The Company has determined that it will participate in the portion of the Temporary Liquidity Guarantee Program that guarantees deposits in non-interest bearing accounts, but has elected not to participate in the portion of the Temporary Liquidity Guarantee Program that guarantees newly-issued senior unsecured debt.

Under the Troubled Asset Auction Program, another initiative based on the authority granted by the Stabilization Act, the U.S. Treasury, through a newly-created Office of Financial Stability, will purchase certain troubled mortgage-related assets from financial institutions in a reverse-auction format. Troubled assets eligible for purchase by the Office of Financial Stability include residential and commercial mortgages originated on or before March 14, 2008, securities or obligations that are based on such mortgages, and any other financial instrument that the Secretary of the U.S. Treasury determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, is necessary to promote financial market stability. The U.S. Treasury has not issued any definitive guidance regarding this program and the Company’s management has not determined whether or not it will participate.

Under the Stabilization Act, the U.S. Treasury is also required to establish a program that will guarantee principal of, and interest on, troubled assets originated or issued prior to March 14, 2008, including mortgage-backed securities. The program may take any form and may vary by asset class, but it must be voluntary and self-funding. The U.S. Treasury has the authority to set premiums to reflect the credit risk characteristics of the insured assets. The U.S. Treasury has solicited requests for comments on how the program should be structured but no program has been implemented to date. The Stabilization Act also temporarily increases the amount of insurance coverage of deposit accounts held at FDIC-insured depository institutions, including Lake City Bank, from $100,000 to $250,000. The increased coverage is effective during the period from October 3, 2008 until December 31, 2009.

It is not clear at this time what impact the Stabilization Act, the Capital Purchase Program, the Temporary Liquidity Guarantee Program, the Troubled Asset Auction Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the Company’s future financial condition and results of operations.

The preceding is a summary of recently enacted laws and regulations that could materially impact the Company’s results of operations or financial condition.  This discussion is qualified in its entirety by reference to such laws and regulations and should be read in conjunction with “Supervision and Regulation” discussion contained in the Company’s 2007 Form 10-K.

RESULTS OF OPERATIONS

Net Interest Income

For the nine-month period ended September 30, 2008, net interest income totaled $47.3 million, an increase of 16.7%, or $6.8 million, versus the first nine months of 2007. This increase was primarily due to a $303.5 million, or 17.8%, increase in average earning assets to $2.005 billion. For the three month period ended September 30, 2008, net interest income totaled $17.3 million, an increase of 25.9%, or $3.6 million. The increase was primarily driven by a $339.7 million, or 19.5%, increase in average earning assets. In addition, net interest income was positively impacted in the nine-month and three-month periods ended September 30, 2008 by the collection of $1.2 million in loan interest income as a result of the payoff of an impaired commercial credit, which had been in nonaccrual status. Excluding the $1.2 million collection, the Company’s net interest income for the third quarter would have been $16.1 million, versus $13.7 million for the comparable period of 2007, an increase of 17.1%

Given the Company’s mix of interest earning assets and interest bearing liabilities at September 30, 2008, the Company would generally be considered to have a relatively neutral balance sheet structure. The Company’s balance sheet structure would normally be expected to produce a stable or declining net interest margin in a declining rate environment. As the Company’s balance sheet has become more neutral in structure, management believes that future rate movements will have less impact on net interest margin than historically, although other factors such as deposit mix, market deposit rate pricing and non-bank deposit products could have a dramatic impact on net interest margin. The Company’s mix of deposits has shifted to more reliance on certificates of deposits, specifically public fund deposits and brokered deposits, and corporate and public fund money market and repurchase agreements, which generally carry a higher interest rate cost than other types of interest bearing deposits.

During the first nine months of 2008, total interest and dividend income increased by $2.0 million, or 2.2%, to $89.6 million, versus $87.6 million during the first nine months of 2007. This increase was primarily the result of an increase in average earning assets. The tax equivalent yield on average earning assets decreased by 93 basis points to 6.0% for the nine-month period ended September 30, 2008 versus the same period of 2007. During the third quarter of 2008, interest and dividend income increased by $875,000, or 2.9%, to $31.0 million, versus $30.1 million during the same quarter of 2007. The increase was primarily the result of an increase in average earning assets. The tax equivalent yield on average earning assets decreased by 94 basis points in the third quarter of 2008, to 6.0% from 6.9% in the same period of 2007.

          During the first nine months of 2008, loan interest income decreased by $973,000, or 1.3%, to $75.8 million, versus $76.7 million during the first nine months of 2007. The decrease was driven by a 120 basis point decrease in the tax equivalent yield on loans to 6.2%, versus 7.4% in the first nine months of 2007, somewhat offset by a $246.3 million, or 17.8%, increase in average daily loan balances. During the third quarter of 2008, loan interest income decreased by $306,000, or 1.2%, to $25.9 million, versus $26.2 million during the third quarter of 2007. The decrease was driven by a 125 basis point decrease in the tax equivalent yield on loans to 6.1%, versus 7.4% in the third quarter of 2007, somewhat offset by a $273.7 million, or 19.4%, increase in average daily loan balances. Loan interest income in the nine months and three months ended September 30, 2008, was positively impacted by $1.2 million as a result of the payoff of an impaired commercial credit, which had been in nonaccrual status.

The average daily securities balances for the first nine months of 2008 increased $63.5 million, or 21.2%, to $363.4 million, versus $299.9 million for the same period of 2007. During the same periods, income from securities increased by $3.4 million, or 33.4%, to $13.6 million versus $10.2 million during the first nine months of 2007. The increase was primarily the result of the increase in average daily securities balances, as well as a 40 basis point increase in the tax equivalent yield on securities, to 5.3%, versus 4.9% in the first nine months of 2007. The average daily securities balances for the third quarter of 2008 increased $85.3 million, or 28.0%, to $389.8 million, versus $304.5 million for the same period of 2007. During the third quarter of 2008, income from securities was $5.0 million, an increase of $1.5 million, or 42.6%, versus the third quarter of 2007. The increase was primarily the result of the increase in average daily securities balances, as well as a 46 basis point increase in the tax equivalent yield on securities, to 5.4%, versus 4.9% in the third quarter of 2007.

Total interest expense decreased $4.8 million, or 10.2%, to $42.3 million for the nine-month period ended September 30, 2008, from $47.1 million for the comparable period in 2007. The decrease was primarily the result of a 91 basis point decrease in the Company’s daily cost of funds to 2.9%, versus 3.8% for the same period of 2007. Total interest expense decreased $2.7 million, or 16.4%, to $13.7 million for the third quarter of 2008, versus $16.4 million for the third quarter of 2007. The decrease was primarily the result of a 116 basis point decrease in the Company’s daily cost of funds to 2.7%, from 3.8% for the same period of 2007.

On an average daily basis, total deposits (including demand deposits) increased $107.9 million, or 7.4%, to $1.570 billion for the nine-month period ended September 30, 2008, versus $1.462 billion during the same period in 2007. The average daily balances for the third quarter of 2008 increased $156.6 million, or 10.5%, to $1.642 billion from $1.485 billion during the third quarter of 2007. On an average daily basis, non-interest bearing demand deposits decreased to $219.2 million for the nine-month period ended September 30, 2008, versus $224.3 million for the same period in 2007. The average daily noninterest bearing demand deposit balances for the third quarter of 2008 were $221.2 million, versus $229.1 million for the third quarter of 2007.

On an average daily basis, interest bearing transaction accounts increased $67.6 million, or 16.7%, to $471.5 million for the nine-month period ended September 30, 2008, versus the same period in 2007. Average daily interest bearing transaction accounts increased $64.5 million, or 14.6%, to $508.1 million for the third quarter of 2008, versus $443.6 million for the third quarter of 2007. When comparing the nine months ended September 30, 2008 with the same period of 2007, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $47.1 million, primarily as a result of increases in other time deposits. The rate paid on time deposit accounts decreased 92 basis points to 4.2% for the nine-month period ended September 30, 2008, versus the same period in 2007. During the third quarter of 2008, the average daily balance of time deposits increased $102.1 million, and the rate paid decreased 133 basis points to 3.8%, versus the third quarter of 2007.

Due to strong loan growth and additional relationship opportunities, the Company continues to focus on public fund deposits as a core funding strategy. In addition, the Company has increased its usage of brokered certificates of deposits as a result of loan growth and overall liquidity and funding management. On an average daily basis, total brokered certificates of deposit decreased $10.8 million to $70.1 million for the nine-month period ended September 30, 2008, versus $80.9 million for the same period in 2007. During the third quarter of 2008, average daily brokered certificates of deposit were $93.2 million, versus $107.2 million during the third quarter of 2007. On an average daily basis, total public fund certificates of deposit increased $7.4 million to $259.4 million for the nine-month period ended September 30, 2008, versus $252.0 million for the same period in 2007. During the third quarter of 2008, average daily public fund certificates of deposit were $252.8 million, versus $187.2 million during the third quarter of 2007. The variability in public fund deposits is primarily due to the ongoing challenges in the state of Indiana related to the reapportionment of real estate property taxes and the intense competition for these funds. Due to delays in issuing real estate property tax bills, public fund entities have generally had lower balances of investable funds in 2008.

Average daily balances of borrowings were $387.0 million during the nine months ended September 30, 2008, versus $195.8 million during the same period of 2007, and the rate paid on borrowings decreased 185 basis points to 3.0%. The increase in average borrowings was driven by increases of $115.0 million in notes payable, $43.7 million in securities sold under agreements to repurchase and $32.6 million in federal funds purchased. During the third quarter of 2008 the average daily balances of borrowings increased $185.8 million to $397.6 million, versus $211.8 million for the same period of 2007, and the rate paid on borrowings decreased 207 basis points to 2.8%. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 18.0% and 20.2%, respectively, when comparing the nine-month and three-month periods ended September 30, 2008 versus the same periods in 2007.

As a result of the unprecedented activity in the financial markets during the third quarter of 2008, the Company has reviewed its liquidity plan and has taken several actions designed to provide for an appropriate funding strategy in this unsettled environment.  These actions include: actively communicating with correspondent banks who provide federal fund lines to ensure availability of these funds; expanded use of brokered certificate of deposits, which have been readily available to the Company at competitive rates; allocation of collateral at the Federal Reserve Bank for potential borrowings under their programs; increased usage of FHLB advances at advantageous rates and an increased focus on attractive core deposit programs offered by the Company.

The following tables set forth consolidated information regarding average balances and rates:

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Nine Months Ended September 30,
		2008			2007
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 1,627,984	$ 75,673	6.21%	$ 1,381,397	$ 76,623	7.42%
Tax exempt (1)	2,525	115	6.06	2,784	133	6.41
Investments: (1)
Available for sale	363,367	14,445	5.31	299,912	11,014	4.91
Short-term investments	9,293	157	2.26	15,928	619	5.20
Interest bearing deposits	1,858	40	2.88	1,480	52	4.70

Total earning assets	2,005,027	90,429	6.02%	1,701,501	88,441	6.95%

Nonearning assets:
Cash and due from banks	41,111	0		44,153	0
Premises and equipment	27,402	0		25,707	0
Other nonearning assets	69,022	0		52,952	0
Less allowance for loan losses	(17,257)	0		(14,971)	0

Total assets	$ 2,125,305	$ 90,429		$ 1,809,342	$ 88,441

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2008 and 2007. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the nine months ended September 30, 2008 and 2007, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Nine Months Ended September 30,
		2008			2007
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 65,768	$ 54	0.11%	$ 67,414	$ 104	0.21%
Interest bearing checking accounts	471,465	7,987	2.04	403,867	10,621	3.52
Time deposits:
In denominations under $100,000	326,845	10,705	4.37	290,449	10,475	4.82
In denominations over $100,000	486,754	14,846	4.07	476,002	18,871	5.30
Miscellaneous short-term borrowings	312,408	5,164	2.21	164,845	5,130	4.16
Long-term borrowings	74,566	3,538	6.34	30,972	1,909	8.24

Total interest bearing liabilities	1,737,806	42,294	3.25%	1,433,549	47,110	4.39%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	219,163	0		224,341	0
Other liabilities	17,352	0		15,767	0
Stockholders' equity	150,984	0		135,685	0
Total liabilities and stockholders'
equity	$ 2,125,305	$ 42,294		$ 1,809,342	$ 47,110

Net interest differential - yield on
average daily earning assets		$ 48,135	3.20%		$ 41,331	3.24%

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Three Months Ended September 30,
		2008			2007
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 1,683,423	$ 25,872	6.11%	$ 1,410,187	$ 26,176	7.36%
Tax exempt (1)	2,540	36	5.66	2,099	39	7.30
Investments: (1)
Available for sale	389,817	5,291	5.40	304,479	3,791	4.94
Short-term investments	6,949	31	1.77	27,138	348	5.09
Interest bearing deposits	2,313	15	2.58	1,455	17	4.64

Total earning assets	2,085,042	31,245	5.96%	1,745,358	30,371	6.90%

Nonearning assets:
Cash and due from banks	40,839	0		42,403	0
Premises and equipment	27,418	0		26,226	0
Other nonearning assets	73,100	0		53,877	0
Less allowance for loan losses	(18,332)	0		(15,350)	0

Total assets	$ 2,208,067	$ 31,245		$ 1,852,514	$ 30,371

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2008 and 2007. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended September 30, 2008 and 2007, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Three Months Ended September 30,
		2008			2007
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 64,821	$ 17	0.10%	$ 66,988	$ 34	0.21%
Interest bearing checking accounts	508,122	2,738	2.14	443,589	4,100	3.52
Time deposits:
In denominations under $100,000	326,060	3,234	3.95	302,894	3,737	4.89
In denominations over $100,000	521,364	4,865	3.71	442,410	5,902	5.29
Miscellaneous short-term borrowings	276,643	1,435	2.06	180,848	1,956	4.29
Long-term borrowings	120,971	1,405	4.62	30,972	643	8.24

Total interest bearing liabilities	1,817,981	13,694	3.00%	1,467,701	16,372	4.43%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	221,157	0		229,084	0
Other liabilities	16,937	0		16,922	0
Stockholders' equity	151,992	0		138,807	0
Total liabilities and stockholders'
equity	$ 2,208,067	$ 13,694		$ 1,852,514	$ 16,372

Net interest differential - yield on
average daily earning assets		$ 17,551	3.35%		$ 13,999	3.18%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, provisions for loan losses of $7.9 million and $3.7 million were recorded during the nine-month and three-month periods ended September 30, 2008, versus provisions of $3.2 million and $1.7 million recorded during the same periods of 2007. Factors impacting the provision included the amount and status of classified credits, the level of charge-offs, management’s overall view on current credit quality and the regional and national economic conditions impacting credit quality, the amount and status of impaired loans, the amount and status of past due accruing loans (90 days or more), and overall loan growth as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

          Noninterest income categories for the nine-month and three-month periods ended September 30, 2008 and 2007 are shown in the following table:

	Nine Months Ended
	September 30,
			Percent
	2008	2007	Change

Wealth advisory fees	$ 2,541	$ 2,306	10.2%
Investment brokerage fees	1,479	1,145	29.2
Service charges on deposit accounts	6,355	5,355	18.7
Loan, insurance and service fees	2,122	1,864	13.8
Merchant card fee income	2,646	2,462	7.5
Other income	1,453	1,393	4.3
Net gains on sales of real estate mortgages held for sale	666	480	38.8
Net securities gains (losses)	39	36	8.3
Gain on redemption of Visa shares	642	0	100.0
Total noninterest income	$ 17,943	$ 15,041	19.3%

	Three Months Ended
	September 30,
			Percent
	2008	2007	Change

Wealth advisory fees	$ 869	$ 761	14.2%
Investment brokerage fees	582	386	50.8
Service charges on deposit accounts	2,331	1,890	23.3
Loan, insurance and service fees	729	620	17.6
Merchant card fee income	949	906	4.8
Other income	585	455	28.6
Net gains on sales of real estate mortgages loans held for sale	146	116	25.9
Net securities gains (losses)	11	0	100
Total noninterest income	$ 6,202	$ 5,134	20.8%

Noninterest income increased $2.9 million and $1.1 million, respectively, for the nine-month and three-month periods ended September 30, 2008, versus the same periods in 2007. The largest impact on the increase in the nine-month period was a nonrecurring gain of $642,000 related to the Visa initial public offering, which occurred in the first quarter of 2008. Excluding this gain, noninterest income in the nine-months ended September 30, 2008 increased by $2.3 million, or 15.0%. Service charges on deposit accounts increased $1.0 million and $441,000 in the nine-month and three-month periods ended September 30, 2008, due primarily to increases in retail NSF fees and account analysis service charges on commercial checking accounts, which are generally higher when the earnings allowance credit rate is lower.

Noninterest Expense

Noninterest expense categories for the nine-month and three-month periods ended September 30, 2008 and 2007 are shown in the following table:

	Nine Months Ended
	September 30,
			Percent
	2008	2007	Change

Salaries and employee benefits	$ 19,113	$ 17,706	8.0%
Net occupancy expense	2,226	1,992	11.8
Equipment costs	1,344	1,372	(2.0)
Data processing fees and supplies	2,662	2,246	18.5
Credit card interchange	1,765	1,643	7.4
Other expense	7,827	6,595	18.7
Total noninterest expense	$ 34,937	$ 31,554	10.7%

	Three Months Ended
	September 30,
			Percent
	2008	2007	Change

Salaries and employee benefits	$ 6,411	$ 6,032	6.3%
Net occupancy expense	741	680	9.0
Equipment costs	426	459	(7.2)
Data processing fees and supplies	954	772	23.6
Credit card interchange	651	613	6.2
Other expense	2,759	2,336	18.1
Total noninterest expense	$ 11,942	$ 10,892	9.6%

Noninterest expense increased $3.4 million and $1.1 million, respectively, in the nine-month and three-month periods ended September 30, 2008 versus the same periods of 2007. This increase was driven primarily by increased regulatory expense and payroll and benefit expense, as well as general increases in operating expenses. Other expense increased by $1.2 million and $423,000 in the nine-month and three-month periods driven by regulatory expenses, which increased by $589,000 and $246,000 respectively, due to the Company’s resumption of regular FDIC insurance premiums as prior credits expired early in 2008. Also in the other expense category, advertising expense increased by $183,000 in the first nine months of 2008, due to the launch of a new deposit product. Salaries and employee benefits increased by $1.4 million and $379,000 in the nine-month and three-month periods ended September 30, 2008, as a result of a combination of normal merit increases, increases in health insurance expense and performance-based incentive expense, the addition of revenue-producing staff in the commercial lending department, enhanced staff in administrative positions and new office staff costs. Data processing fees and supplies increased primarily as a result of the implementation of a new corporate cash management platform and contractual increases in existing operating services.

Income Tax Expense

Income tax expense increased $782,000, or 12.3%, for the first nine months of 2008, compared to the same period in 2007. Income tax expense for the third quarter of 2008 increased $707,000, or 37.4%, compared to the same period of 2007. The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, increased to 31.8% during the first nine months of 2008 compared to 30.6% during the same period of 2007. The combined tax expense increased to 33.2% in the third quarter of 2008, versus 30.2% during the same period of 2007. The changes were driven by fluctuations in the percentage of revenue being derived from tax-advantaged sources in the nine-month and three-month periods of 2008, compared to the same periods in 2007.

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

FINANCIAL CONDITION

Total assets of the Company were $2.255 billion as of September 30, 2008, an increase of $265.3 million, or 13.3%, when compared to $1.989 billion as of December 31, 2007.

Total cash and cash equivalents decreased by $5.2 million, or 7.7%, to $62.5 million at September 30, 2008 from $67.7 million at December 31, 2007.

Total securities available-for-sale increased by $58.9 million, or 18.0%, to $386.7 million at September 30, 2008 from $327.8 million at December 31, 2007. The increase was a result of a number of transactions in the securities portfolio. Securities purchases totaled $119.0 million. Offsetting this increase were securities paydowns totaling $39.3 million, maturities, sales and calls of securities totaling $13.8 million and the fair market value of the securities portfolio decreased by $7.0 million. The decrease in fair market value was largely due to the current unsettled economic situation which has resulted in lower market values for securities which are not backed directly or indirectly by the federal government. The investment portfolio is managed to limit the Company’s exposure to risk by containing mostly collateralized mortgage obligations, other securities which are either directly or indirectly backed by the federal government or a local municipal government and collateralized mortgage obligations rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. As of September 30, 2008, the Company had $99.9 million of collateralized mortgage obligations which were not backed by the federal government, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.

Most of the investments are still rated AAA/Aaa, but one has been downgraded to AA by Standard and Poor’s, and three others have been downgraded to Aa1, A2 and Baa3, respectively by Moody’s. The Company with the assistance of an outside expert, analyzes projections for all CMO's that includes projections of future delinquencies/foreclosures in the underlying collateral under various scenarios and under various prepayment assumptions. Based on the analyses, the projections indicate that all contractual principal and interest payments are expected to be collected over the life of the CMO's, and no other than temporary impairment has been recorded.

Real estate mortgage loans held-for-sale increased by $2.1 million, or 382.5%, to $2.6 million at September 30, 2008 from $537,000 at December 31, 2007. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the nine months ended September 30, 2008, $37.9 million in real estate mortgages were originated for sale and $35.6 million in mortgages were sold.

Total loans, excluding real estate mortgage loans held-for-sale, increased by $193.6 million, or 12.7%, to $1.717 billion at September 30, 2008 from $1.524 billion at December 31, 2007. The portfolio breakdown at September 30, 2008 reflected 83% commercial and industrial and agri-business, 14% residential real estate and home equity and 3% consumer loans compared to 82% commercial and industrial and agri-business, 15% residential real estate and home equity and 3% consumer loans at December 31, 2007. The Company did not participate in the subprime mortgage lending markets and therefore does not have exposure to this sector as a lender.

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

Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors: application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish specific allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At September 30, 2008, on the basis of management’s review of the loan portfolio, the Company had loans totaling $76.2 million on the classified loan list versus $79.3 million on December 31, 2007. As of September 30, 2008, the Company had $33.9 million of assets classified special mention, $36.6 million classified as substandard, $5.7 million classified as doubtful and $0 classified as loss as compared to $39.4 million, $39.7 million, $244,000 and $0 at December 31, 2007.

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

The allowance for loan losses increased 14.7%, or $2.3 million, from $15.8 million at December 31, 2007 to $18.1 million at September 30, 2008. Pooled loan allocations increased $1.7 million from $4.9 million at December 31, 2007 to $6.6 million at September 30, 2008, which was primarily a result of higher pooled loan balances. Specific loan allocations decreased $1.1 million from $10.6 million at December 31, 2007 to $9.5 million at September 30, 2008. This decrease was primarily due to the payoff of two classified commercial credits as well as the paydown and partial charge-off of a third commercial credit. The unallocated component of the allowance for loan losses increased $1.7 million from $322,000 at December 31, 2007 to $2.0 million at September 30, 2008, based on management’s assessment of economic and other qualitative factors impacting the loan portfolio. Management believes the allowance for loan losses at September 30, 2008 was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not stabilize or improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Total impaired loans increased by $12.7 million to $19.5 million at September 30, 2008 from $6.7 million at December 31, 2007. The increase in the impaired loans category resulted primarily due to the addition of three commercial relationships totaling $13.4 million. The impaired loan total included $1.3 million in accruing loans at September 30, 2008. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The following table summarizes nonperforming assets at September 30, 2008 and December 31, 2007.

	September 30,	December 31,
	2008	2007
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans	$ 18,516	$ 7,039
Loans past due over 90 days and accruing	1,669	409
Total nonperforming loans	20,185	7,448
Other real estate	879	2,387
Repossessions	30	24
Total nonperforming assets	$ 21,094	$ 9,859

Total impaired loans	$ 19,464	$ 6,748

Nonperforming loans to total loans	1.18%	0.49%
Nonperforming assets to total assets	0.94%	0.50%

Total nonperforming assets increased by $11.2 million, or 114.0%, to $21.1 million since December 31, 2007. The increase was primarily due to the addition of the three commercial relationships to the impaired loan category. These three commercial relationships represented 66.4% of total nonperforming loans. A $6.7 million credit to a manufacturer tied to the housing industry represented the largest exposure in the nonperforming category. Borrower collateral including real estate, receivables, inventory and equipment support the credit, however, there are no guarantors. The Company took a $906,000 charge-off related to this credit in the second quarter of 2008 and no charge-off was taken in the third quarter.

The second largest exposure was a $4.0 million loan to a manufacturer in the recreational vehicle industry. The borrower filed for chapter seven bankruptcy protection in September, 2008. The Company took a $2.0 million charge-off related to this credit in the third quarter of 2008. Borrower collateral including real estate, receivables, finished goods and raw materials, as well as personal guarantees of its principals support this credit. However, there can be no assurances that full repayment of the loan will result. A commercial relationship consisting of two loans totaling $2.7 million represented the third largest exposure in the nonperforming category. The borrower is engaged in sales tied to the recreational vehicle industry as well as residential real estate development. Borrower collateral, including real estate and the personal guarantees of its principals, support the credit. However, there can be no assurances that full repayment of the loans will result. The Company took $1.3 million in charge-offs related to this relationship during the third quarter of 2008.

Management has observed continuation of regional softening in economic conditions in the Company’s markets, as well as slow downs in certain industries, including residential and commercial real estate development, recreational vehicle and mobile home manufacturing and other regional industries. The Company believes that the impact of these industry-specific issues will be mitigated by its overall expansion strategy, which promotes diversification among industries as well as a continued focus on enforcement of a strong credit environment and an aggressive position on loan work-out situations. However, the Company’s overall asset quality position can be influenced by a small number of credits due to the focus on commercial lending activity, as demonstrated by the increases discussed above. Total deposits increased by $229.0 million, or 15.5%, to $1.708 billion at September 30, 2008 from $1.479 billion at December 31, 2007. The increase resulted from increases of $112.7 million in brokered deposits, $70.2 million in public fund certificates of deposit of $100,000 or more, $31.1 million in certificates of deposit of $100,000 and over, $20.2 million in interest bearing transaction accounts, $16.5 million in other certificates of deposit and $660,000 in money market accounts. Offsetting these increases were decreases of $19.5 million in demand deposit accounts and $2.8 million in savings accounts. The Company offers only traditional bank deposit products which are supported by FDIC insurance.

Total short-term borrowings decreased by $58.9 million, or 18.6%, to $257.3 million at September 30, 2008 from $316.2 million at December 31, 2007. The decrease resulted primarily from decreases of $70.0 million in federal funds purchased and $10.0 million in other borrowings, primarily short-term advances from the Federal Home Loan Bank of Indianapolis. Offsetting these decreases were increases of $20.5 million in securities sold under agreements to repurchase. In addition, long-term borrowings increased by $90.0 million as a result of long-term advances from the Federal Home Loan Bank of Indianapolis.

Total stockholders’ equity increased by $7.1 million, or 4.9%, to $153.4 million at September 30, 2008 from $146.3 million at December 31, 2007. Net income of $15.3 million, minus the decrease in the accumulated other comprehensive income of $4.2 million, minus dividends of $5.5 million, plus $1.3 million for stock issued through options exercised (including tax benefit), minus $194,000 for the cost of treasury stock purchased plus $167,000 in stock option expense, comprised most of this increase.

The FDIC’s risk based capital regulations require that all insured banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Company’s ratios continue to be above “well capitalized” levels. As of September 30, 2008, the Company’s Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio were 8.3%, 9.8% and 10.8%, respectively. As previously discussed, the Company is determining whether it will participate in the U.S. Treasury’s Capital Purchase Plan, which, if the Company does participate, would bring additional capital into the holding company.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2008. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. September 30, 2008, the Company’s potential pretax exposure was within the Company’s policy limit, and not significantly different from December 31, 2007.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2008, there were no changes to the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

September 30, 2008

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 30, 2008 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

July 1-31	3,742	$ 20.55	0	$ 0
August 1-31	785	20.64	0	0
September 1-30	0	0	0	0

Total	4,527	$ 20.57	0	$ 0

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

September 30, 2008

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

(Registrant)

Date: November 3, 2008	/s/ Michael L. Kubacki
Michael L. Kubacki – President and Chief
Executive Officer

Date: November 3, 2008	/s/ David M. Findlay
David M. Findlay – Executive Vice President
and Chief Financial Officer

Date: November 3, 2008	/s/ Teresa A. Bartman
Teresa A. Bartman – Vice President
and Controller