Form 10-K
period 2008-12-31
LAKELAND FINANCIAL CORP
filed 2009-03-10
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

Commission file number 0-11487

LAKELAND FINANCIAL CORPORATION

Indiana	35-1559596
(State of incorporation)	(I.R.S. Employer Identification No.)

202 East Center Street, P.O. Box 1387, Warsaw, Indiana 46581-1387
(Address of principal executive offices)

Telephone (574) 267-6144

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	NASDAQ Global Select Market
(Title of class)	(Name of Each Exchange on which Registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such other period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $218,127,216.

Number of shares of common stock outstanding at February 25, 2009: 12,414,130

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 2009 are incorporated by reference into Part III hereof.

LAKELAND FINANCIAL CORPORATION
Annual Report on Form 10-K

PART I

ITEM 1. BUSINESS

          The Company was incorporated under the laws of the State of Indiana on February 8, 1983. As used herein, the term “Company” refers to Lakeland Financial Corporation, or if the context dictates, Lakeland Financial Corporation and its wholly-owned subsidiary, Lake City Bank (the “Bank”), an Indiana state bank headquartered in Warsaw, Indiana. Also included in the consolidated financial statements prior to December 27, 2006 is LCB Investments, Limited, a wholly-owned subsidiary of Lake City Bank, which is a Bermuda corporation that managed a portion of the Bank’s investment portfolio. On December 27, 2006, all securities were transferred to Lake City Bank from LCB Investments, Limited, and LCB Investments, Limited was dissolved. On December 18, 2006, LCB Investments II, Inc. was formed as a wholly-owned subsidiary of Lake City Bank incorporated in Nevada and it began managing a portion of the Bank’s investment portfolio in January 2007. On December 21, 2006, LCB Funding, Inc., a real estate investment trust, incorporated in Maryland was formed as a wholly-owned subsidiary of LCB Investments II. All intercompany transactions and balances are eliminated in consolidation.

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

          The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank’s activities cover all phases of commercial banking, including checking accounts, savings accounts, time deposits, the sale of securities under agreements to repurchase, commercial, real estate and agricultural lending, direct and indirect consumer lending, commercial and residential real estate mortgage lending, retail and merchant credit card services, corporate cash management services, retirement services, bond administration, safe deposit box service and trust and brokerage services.

          The Bank’s main banking office is located at 202 East Center Street, Warsaw, Indiana. As of December 31, 2008, the Bank had 43 offices in twelve counties throughout northern Indiana.

          Bank’s Business. The Bank was originally organized in 1872 and has continuously operated under the laws of the State of Indiana since its organization. The Bank’s activities cover all phases of commercial banking, including checking accounts, savings accounts, time deposits, the sale of securities under agreements to repurchase, commercial, real estate and agricultural lending, direct and indirect consumer lending, commercial and residential real estate mortgage lending, retail and merchant credit card services, corporate cash management services, retirement services, bond administration, safe deposit box services and trust and brokerage services. The interest rates for both deposits and loans, as well as the range of services provided, are consistent with those of most banks competing within the Bank’s service area.

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

          Market Overview. While the Company operates in twelve counties, it currently defines operations by four primary geographical markets. They are the South Region, which includes Kosciusko County and portions of contiguous counties; the North Region, which includes portions of Elkhart and St. Joseph Counties, the Central Region, which includes portions of Elkhart County and contiguous counties; and the East Region, which includes Allen and contiguous counties. The South Region includes the city of Warsaw, which is the location of the Company’s headquarters. The Company has had a presence in this region since 1872. It has been in the North and Central Regions, which includes the cities of Elkhart, South Bend and Goshen, since 1990. The Company opened its first office in the East Region, which includes the cities of Fort Wayne and Auburn, in 1999. The Company also operates a loan production office in Indianapolis, which is staffed with commercial lending officers and was opened in 2006.

          The Company believes that these are well-established and fairly diverse economic regions. The Company has sought to diversify expansion and industry throughout its markets, which include a mix of industrial and service companies with no business or industry concentrations within individual markets and combined. Furthermore, no single industry or employer dominates any of the markets. Fort Wayne represents the largest population center served by the Company’s full-service branch system with a population of 206,000, according to 2000 U.S. Census Bureau data. South Bend, with a 2000 population of 108,000, is the second largest city served by the Company. Elkhart, with a 2000 population of 52,000, is the third largest city that the Company currently serves. As a result of the presence of offices in twelve counties that are widely dispersed, no single city or industry represents an undue concentration. In addition, the Indianapolis market represents a substantial future opportunity given its position as the largest metropolitan market in the state.

          Expansion Strategy. The Company’s expansion strategy is driven primarily by the potential for increased penetration in existing markets where opportunities for market share growth exists. Additionally, management considers growth in new markets with a close geographic proximity to its current operations. These markets are considered when the Company believes they would be receptive to its strategic plan to deliver broad based financial services with a commitment to local communities. When entering new markets, the Company believes it is critical to attract experienced local management with a similar philosophy in order to provide a basis for success. Since the early 1990’s, the Company has focused on growth through de novo branching in locations that management believes have potential for creating new market opportunities or for further penetrating existing markets. The Company opened a new branch facility in Fort Wayne, Indiana in late 2007 to house the Company’s Fort Wayne based Wealth Advisory Services and to serve the southwestern market of Fort Wayne. The location is a full-service branch facility. As noted earlier, the Company entered the Indianapolis market in 2006 and anticipates that it will expand in the future with full-service banking locations, although no timetable has been established.

          The Company also considers opportunities beyond current markets when the Company’s Board of Directors and management believes that the opportunity will provide a desirable strategic fit without posing undue risk. The Company does not currently have any definitive understandings or agreements for any acquisitions or de novo expansion.

          Products and Services. The Company is a full-service commercial bank and provides commercial, retail, wealth advisory and investment management services to its customers. Commercial products include commercial loans and technology-driven solutions to commercial customers’ treasury management needs such as internet business banking and on-line treasury management services in addition to retirement services, bond administration and health savings account services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans, including indirect automotive financing. The Company provides credit card services to retail and commercial customers through an outsourced retail card program and merchant processing activity. The Company also has an Honors Private Banking program that is positioned to serve the more financially sophisticated customer with a menu including investment management and trust services, executive mortgage programs and access to financial planning seminars and programs. The Company provides wealth advisory clients with traditional personal and corporate trust and investment services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance.

Competition

          Within its four primary geographical markets, the Bank competes with other local and regional banks in addition to major banks for large commercial deposit and loan accounts. The Bank is presently subject to an aggregate maximum loan limit to any single account pursuant to Indiana law of $30.5 million. The Bank currently enforces an internal limit of $20.0 million, which is less than the amount permitted by law. This maximum might occasionally limit the Bank from providing loans to those businesses or personal accounts whose borrowings periodically exceed this amount. In the event this were to occur, the Bank maintains correspondent relationships with other financial institutions. The Bank may participate with other banks in the placement of large borrowings in excess of its lending limit, although the Bank typically does not participate in such arrangements. The Bank is also a member of the Federal Home Loan Bank of Indianapolis in order to broaden its mortgage lending and investment activities and to provide additional funding, as necessary, to support these activities.

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

Foreign Operations

          The Company has no investments with any foreign entity other than one nominal demand deposit account, which is maintained with a Canadian bank in order to facilitate the clearing of checks drawn on banks located in other countries. There are no foreign loans.

Employees

          At December 31, 2008, the Company, including its subsidiaries, had 446 full-time equivalent employees. Benefit programs include a 401(k) plan, group medical insurance, group life insurance and paid vacations. The Company also maintained a defined benefit pension plan which, effective April 1, 2000, was frozen and employees can no longer accrue new benefits under that plan. The Company also has an equity incentive plan under which stock-based incentives may be granted to employees and directors. The Company also has an employee deferred compensation plan available to certain employees. The Bank is not a party to any collective bargaining agreement, and employee relations are considered good.

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

          The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1a. of Part I of this Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	Changes in accounting standards and practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board and the Securities and Exchange Commission.

•	Changes in state or federal tax laws.

•	The costs, effects and outcomes of existing or future litigation.

•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

          These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. For additional information regarding these and other risks, uncertainties and other factors, please review the disclosure in this annual report under “Risk Factors”.

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

          Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Bank, rather than shareholders. In addition to this generally applicable regulatory framework, recent turmoil in the credit markets prompted the enactment of unprecedented legislation that has allowed the U.S. Treasury to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the U.S. Treasury Department invests.

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

          The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a thrift, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

          Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

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

          The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2008, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

          Emergency Economic Stabilization Act of 2008. Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions throughout the country. Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. In addition, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

          In response to the crises affecting the U.S. banking system and financial markets and to bolster the distressed economy and improve consumer confidence in the financial system, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorizes the Secretary of the United States Department of Treasury (“Treasury”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Financial institutions participating in certain of the programs established under the EESA will be required to adopt Treasury’s standards for executive compensation and corporate governance.

          The TARP Capital Purchase Program. On October 14, 2008, Treasury announced that it will provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions. This program, known as the TARP Capital Purchase Program (the “CPP”), allocates $250 billion from the $700 billion authorized by the EESA to Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”). Under the program, eligible institutions are able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets. The CPP Preferred Stock will generally be non-voting and will pay dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum. In conjunction with the purchase of the CPP Preferred Stock, the Treasury will receive warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions will be required to adopt Treasury’s standards for executive compensation and corporate governance for the period during which Treasury holds equity issued under the CPP.

          Pursuant to the CPP, on February 27, 2009, The Company entered into a Letter Agreement with Treasury, pursuant to which the Company issued (i) 56,044 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A and (ii) a warrant to purchase 396,538 shares of the Company’s common stock, no par value, for an aggregate purchase price of $56,044,000 in cash. The Company also expects that its federal regulators and the Treasury will maintain significant oversight over the Company as a participating institution, to evaluate how it uses the capital provided and to ensure that it strengthens its efforts to help its borrowers avoid foreclosure, which is one of the core aspects of the EESA.

          Dividend Payments. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Indiana corporation, the Company is subject to the limitations of the Indiana General Business Corporation Law, which prohibit the Company from paying dividends if the Company is, or by payment of the dividend would become, insolvent, or if the payment of dividends would render the Company unable to pay its debts as they become due in the usual course of business. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Further, if the Company participates in the CPP, the Company anticipates that the terms of the CPP Preferred Stock will provide that no dividends on any common or preferred stock that ranks equal to or junior to the CPP Preferred Stock may be paid unless and until all accrued and unpaid dividends for all past dividend periods on the CPP Preferred Stock have been fully paid.

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

          Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.12% to 0.50% of total deposits for the first quarter 2009 assessment period only (subject to the application of assessment credits, if any, issued by the FDIC in 2008). Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78%, depending on an institution’s risk classification, as well as its unsecured debt, secured liability and brokered deposits. In addition, under an interim rule, the FDIC plans to impose a 20 basis point emergency special assessment on insured depository institutions on June 30, 2009. The emergency special assessment will be collected on September 30, 2009. The interim rule also authorizes the FDIC to impose an additional emergency special assessment after June 30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance.

          FDIC Temporary Liquidity Guarantee Program. In connection with the recently enacted EESA and in conjunction with the Treasury’s actions to address the current credit and liquidity crisis in financial markets, the FDIC announced the Temporary Liquidity Guarantee Program, which will temporarily provide to participating institutions unlimited deposit insurance coverage for non-interest bearing transaction accounts maintained at FDIC insured institutions (the “transaction account guarantee program”), and provide a limited guarantee on certain newly-issued senior unsecured debt (the “debt guarantee program”). For an initial 30-day period, all eligible financial institutions were automatically covered under this program without incurring any fees. Institutions that did not opt out by December 5, 2008, will be subject to the following potential assessments for participation: (i) for the debt guarantee program, between 50 and 100 basis points per annum for eligible senior unsecured debt (depending on the maturity date) issued between October 14, 2008 and June 30, 2009; and (ii) for the transaction account guarantee program, 10 basis points per annum on amounts in excess of $250,000 in non-interest bearing transaction accounts from November 13, 2008 through and including December 31, 2009. The Bank decided to continue to participate in these programs and did not opt out. As a result, the Bank expects to incur fees associated with the programs.

          FICO Assessments. The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2008, the FICO assessment rate was approximately 0.01% of deposits.

          Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI. The amount of the assessment is calculated on the basis of the bank’s total assets. During the year ended December 31, 2008, the Bank paid supervisory assessments to the DFI totaling $178,000.

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

          As of December 31, 2008: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by Federal Reserve regulations.

           Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the Bank’s net income for the year to date combined with its retained net income for the previous two years. Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the Bank. Without Federal Reserve approval, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s calendar year-to-date net income plus the bank’s retained net income for the two preceding calendar years.

          The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2008. As of December 31, 2008, approximately $2.0 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

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

           Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $44.4 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $44.4 million, the reserve requirement is $1.023 million plus 10% of the aggregate amount of total transaction accounts in excess of $44.4 million. The first $10.3 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

INDUSTRY SEGMENTS

          The Company’s chief decision-makers monitor and evaluate financial performance on a Company-wide basis. All of the Company’s financial service operations are similar and considered by management to be aggregated into one reportable operating segment. While the Company has assigned certain management responsibilities by region and business-line, the Company’s chief decision-makers monitor and evaluate financial performance on a Company-wide basis. The majority of the Company’s revenue is from the business of banking and the Company’s assigned regions have similar economic characteristics, products, services and customers. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	2008			2007

	Average Balance	Interest Income	Yield (1)	Average Balance	Interest Income	Yield (1)

ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$1,662,355	$99,538	5.99%	$1,401,480	$102,840	7.34%
Tax exempt (1)	2,669	147	5.51	2,588	166	6.41

Investments: (1)
Available for sale	368,578	19,731	5.35	306,293	15,140	4.94

Short-term investments	12,136	171	1.41	17,412	863	4.96

Interest bearing deposits	2,045	49	2.40	1,486	68	4.58

Total earning assets	2,047,783	119,636	5.84%	1,729,259	119,077	6.89%

Nonearning assets:
Cash and due from banks	41,302	0		44,565	0

Premises and equipment	28,200	0		26,042	0

Other nonearning assets	70,986	0		54,220	0

Less allowance for loan losses	(17,597)	0		(15,045)	0

Total assets	$2,170,674	$119,636		$1,839,041	$119,077

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2008 and 2007. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2008 and 2007, are included as taxable loan interest income.

(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	2007			2006

	Average Balance	Interest Income	Yield (1)	Average Balance	Interest Income	Yield (1)

ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$1,401,480	$102,840	7.34%	$1,264,490	$91,946	7.27%
Tax exempt (1)	2,588	166	6.41	5,995	328	5.47

Investments: (1)
Available for sale	306,293	15,140	4.94	293,931	13,609	4.63

Short-term investments	17,412	863	4.96	12,896	647	5.02

Interest bearing deposits	1,486	68	4.58	3,269	151	4.62

Total earning assets	1,729,259	119,077	6.89%	1,580,581	106,681	6.75%

Nonearning assets:
Cash and due from banks	44,565	0		56,235	0

Premises and equipment	26,042	0		24,750	0

Other nonearning assets	54,220	0		50,597	0

Less allowance for loan losses	(15,045)	0		(13,692)	0

Total assets	$1,839,041	$119,077		$1,698,471	$106,681

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2007 and 2006. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2007 and 2006, are included as taxable loan interest income.

(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	2008			2007

	Average Balance	Interest Expense	Yield	Average Balance	Interest Expense	Yield

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest bearing liabilities:
Savings deposits	$64,877	$64	0.10%	$67,104	$133	0.20%

Interest bearing checking accounts	495,057	9,979	2.02	425,753	14,854	3.49

Time deposits:
In denominations under $100,000	329,783	13,924	4.22	295,328	14,289	4.84
In denominations over $100,000	528,316	20,613	3.90	462,056	24,338	5.27

Miscellaneous short-term borrowings	278,451	5,620	2.02	177,343	7,239	4.08

Long-term borrowings and subordinated debentures (1)	86,230	5,016	5.82	30,972	2,628	8.49

Total interest bearing liabilities	1,782,714	55,216	3.10%	1,458,556	63,481	4.35%

Noninterest bearing liabilities and stockholders’ equity:
Demand deposits	219,762	0		226,484	0

Other liabilities	17,138	0		16,234	0

Stockholders’ equity	151,060	0		137,767	0

Total liabilities and stockholders’ equity	$2,170,674	$55,216		$1,839,041	$63,481

(1)	Long-term borrowings and subordinated debentures interest expense was reduced by interest capitalized on construction in process for 2007.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	2007			2006

	Average Balance	Interest Expense	Yield	Average Balance	Interest Expense	Yield

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest bearing liabilities:
Savings deposits	$67,104	$133	0.20%	$67,818	$143	0.21%

Interest bearing checking accounts	425,753	14,854	3.49	405,209	12,789	3.16

Time deposits:
In denominations under $100,000	295,328	14,289	4.84	264,087	10,787	4.08
In denominations over $100,000	462,056	24,338	5.27	430,378	21,382	4.97

Miscellaneous short-term borrowings	177,343	7,239	4.08	144,637	5,594	3.87

Long-term borrowings and subordinated debentures (1)	30,972	2,628	8.49	30,973	2,529	8.17

Total interest bearing liabilities	1,458,556	63,481	4.35%	1,343,102	53,224	3.96%

Noninterest bearing liabilities and stockholders’ equity:
Demand deposits	226,484	0		219,997	0

Other liabilities	16,234	0		13,418	0

Stockholders’ equity	137,767	0		121,954	0

Total liabilities and stockholders’ equity	$1,839,041	$63,481		$1,698,471	$53,224

Net interest differential - yield on average daily earning assets		$55,596	3.22%		$53,457	3.38%

(1)	Long-term borrowings and subordinated debentures interest expense was reduced by interest capitalized on construction in process for 2007.

ANALYSIS OF CHANGES IN INTEREST DIFFERENTIALS
(fully taxable equivalent basis)
(in thousands of dollars)

YEAR ENDED DECEMBER 31,

	2008 Over (Under) 2007 (1)			2007 Over (Under) 2006 (1)

	Volume	Rate	Total	Volume	Rate	Total

INTEREST AND LOAN FEE INCOME (2)
Loans:
Taxable	$17,372	$(20,674)	$(3,302)	$10,045	$849	$10,894
Tax exempt	5	(24)	(19)	(211)	49	(162)
Investments:
Available for sale	3,260	1,331	4,591	587	944	1,531

Short-term investments	(206)	(486)	(692)	224	(8)	216

Interest bearing deposits	20	(39)	(19)	(82)	(1)	(83)

Total interest income	20,451	(19,892)	559	10,563	1,833	12,396

INTEREST EXPENSE
Savings deposits	(4)	(65)	(69)	(1)	(9)	(10)
Interest bearing checking accounts	2,134	(7,009)	(4,875)	671	1,394	2,065

Time deposits:
In denominations under $100,000	1,566	(1,931)	(365)	1,368	2,134	3,502
In denominations over $100,000	3,168	(6,893)	(3,725)	1,626	1,330	2,956

Miscellaneous short-term borrowings	3,021	(4,640)	(1,619)	1,321	324	1,645

Long-term borrowings and subordinated debentures	3,435	(1,047)	2,388	0	99	99

Total interest expense	13,320	(21,585)	(8,265)	4,985	5,272	10,257

INCREASE (DECREASE) IN INTEREST DIFFERENTIALS	$7,131	$1,693	$8,824	$5,578	$(3,439)	$2,139

(1)

The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2008, 2007 and 2006. The changes in volume represent “changes in volume times the old rate”. The changes in rate represent “changes in rate times old volume”. The changes in rate/volume were also calculated by “change in rate times change in volume” and allocated consistently based upon the relative absolute values of the changes in volume and changes in rate.

(2)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2008, 2007 and 2006. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.

ANALYSIS OF SECURITIES
(in thousands of dollars)

          The amortized cost and the fair value of securities as of December 31, 2008, 2007 and 2006 were as follows:

	2008		2007		2006

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
U.S. Treasury securities	$1,001	$1,025	$1,201	$1,206	$1,002	$965
U.S. Government agencies	15,453	15,685	18,539	18,555	31,249	30,525
Mortgage-backed securities	332,682	314,669	251,158	250,495	213,053	210,000
State and municipal securities	55,081	55,651	56,613	57,501	53,824	54,701

Total debt securities available for sale	$404,217	$387,030	$327,511	$327,757	$299,128	$296,191

          At year-end 2008, there were no holdings of securities of any one issuer, other than the U.S. Government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity with the exception of Residential Accredit Loans, Inc., which had a book value of $21.3 million and a market value of $15.8 million, Countrywide Home Loans Alternative Loan Trust, which had a book value of $19.9 million and a market value of $15.1 million and Chase Mortgage Finance Trust, which had a book value of $17.4 million and a market value of $7.5 million. These are all Alt A or Whole Loan securities in the Super Senior tranches, which are the highest rated tranches with very high credit standards. In addition, the collateral of the Alt A or Whole Loan securities purchased must meet certain criteria set by the Company’s Asset Liability Management Committee including maximum loan-to-value and minimum FICO scores, consist of only fixed-rate mortgages and must be AAA rated at the time of purchase. See Note 2 for more information on these investments. At year-end 2007, there were no holdings of securities of any one issuer, other than the U.S. Government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity with the exception of Residential Accredit Loans, Inc., which had a book value of $22.6 million and a market value of $22.3 million. At year-end 2006, there were no holdings of securities of any one issuer, other than the U.S. Government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity.

ANALYSIS OF SECURITIES (cont.)
(fully tax equivalent basis)
(in thousands of dollars)

          The weighted average yields and maturity distribution for debt securities portfolio at December 31, 2008, were as follows:

	Within One Year	After One Year Within Five Years	After Five Years Within Ten Years	Over Ten Years

Securities available for sale:

US Treasury securities
Fair value	$1,025	$0	$0	$0
Yield	3.38%	0%	0%	0%

Government agencies and corporations
Fair value	10,943	4,742	0	0
Yield	4.61%	3.88%	0%	0%

Mortgage-backed securities
Fair value	177	18,653	82,152	213,687
Yield	6.47%	3.72%	4.87%	5.25%

State and municipal securities
Fair value	578	3,442	33,618	18,013
Yield	3.63%	4.15%	4.54%	4.35%

Total debt securities available for sale:
Fair value	$12,723	$26,837	$115,770	$231,700
Yield	4.49%	3.81%	4.77%	5.18%

ANALYSIS OF LOAN PORTFOLIO
Analysis of Loans Outstanding
(in thousands of dollars)

          The Company segregates its loan portfolio into four basic segments: commercial (including agricultural loans), residential real estate mortgages, installment and personal line of credit loans (including credit card loans). The loan portfolio as of December 31, 2008, 2007, 2006, 2005 and 2004 was as follows:

	2008	2007	2006	2005	2004

Commercial loans:
Taxable	$1,522,523	$1,238,623	$1,081,420	$960,046	$784,591
Tax exempt	10,493	1,971	4,991	4,512	6,369

Total commercial loans	1,533,016	1,240,594	1,086,411	964,558	790,960

Residential real estate mortgage loans	117,230	124,107	109,176	74,820	54,361

Installment loans	51,174	49,185	52,548	67,964	53,138

Line of credit and credit card loans	132,147	109,760	105,762	91,426	104,927

Subtotal loans	1,833,567	1,523,646	1,353,897	1,198,768	1,003,386

Less: Allowance for loan losses	(18,860)	(15,801)	(14,463)	(12,774)	(10,754)
Net deferred loan (fees)/costs	(233)	74	(60)	(38)	(167)

Net loans	$1,814,474	$1,507,919	$1,339,374	$1,185,956	$992,465

          The residential real estate mortgage loan portfolio included construction loans totaling $6,468, $5,252, $8,636, $7,987 and $6,719 as of December 31, 2008, 2007, 2006, 2005 and 2004. The Bank generally sells conforming mortgage loans which it originates. These loans generally represent mortgage loans that are made to clients with long-term or substantial relationships with the Bank on terms consistent with secondary market requirements. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.

ANALYSIS OF LOAN PORTFOLIO (cont.)
Analysis of Loans Outstanding (cont.)
(in thousands of dollars)

               Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2008.

	Commercial	Residential Real Estate Mortgage	Installment	Line of Credit	Total	Percent

Original maturity of one day	$546,097	$0	$0	$86,500	$632,597	34.50%

Other within one year	160,015	21,879	17,217	37,912	$237,023	12.93

After one year, within five years	684,267	24,074	31,632	3,682	$743,655	40.56

Over five years	122,584	70,520	2,325	4,053	$199,482	10.88

Nonaccrual loans	20,053	757	0	0	$20,810	1.13

Total loans	$1,533,016	$117,230	$51,174	$132,147	$1,833,567	100.0%

          At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.

          Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2008 amounted to $631,822 and $311,315.

ANALYSIS OF LOAN PORTFOLIO (cont.)
Review of Nonperforming Loans
(in thousands of dollars)

The following is a summary of nonperforming loans as of December 31, 2008, 2007, 2006, 2005 and 2004.

	2008	2007	2006	2005	2004

PART A - PAST DUE ACCRUING LOANS (90 DAYS OR MORE)

Residential real estate mortgage loans	$126	$155	$0	$89	$117

Commercial and industrial loans	81	65	154	0	2,633

Loans to individuals for household, family and other personal expenditures	271	189	145	85	28

Loans to finance agriculture production and other loans to farmers	0	0	0	0	0

Total past due loans	478	409	299	174	2,778

PART B - NONACCRUAL LOANS

Residential real estate mortgage loans	757	18	132	132	60

Commercial and industrial loans	20,053	7,021	13,688	7,189	7,152

Loans to individuals for household, family and other personal expenditures	0	0	0	0	0

Loans to finance agriculture production and other loans to farmers	0	0	0	0	0

Total nonaccrual loans	20,810	7,039	13,820	7,321	7,212

PART C - TROUBLED DEBT RESTRUCTURED LOANS	0	0	0	0	0

Total nonperforming loans	$21,288	$7,448	$14,119	$7,495	$9,990

                    Nonearning assets of the Company include nonperforming loans (as indicated above), nonaccrual investments, other real estate and repossessions, which amounted to $22,391 at December 31, 2008.

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

PART B - NONPERFORMING LOANS

          When a loan is classified as a nonaccrual loan, interest on the loan is no longer accrued and all accrued interest receivable is charged-off. It is the policy of the Bank that all loans for which the collateral is insufficient to cover all principal and accrued interest will be reclassified as nonperforming loans to the extent they are unsecured, on or before the date when the loan becomes 90 days delinquent. Thereafter, interest is recognized and included in income only when received. Interest not recorded on nonaccrual loans is referenced in Footnote 4 in Item 8 below.

          As of December 31, 2008, there were $20.8 million of loans on nonaccrual status, some of which were also on impaired status. There were $20.3 million of loans classified as impaired.

PART C - TROUBLED DEBT RESTRUCTURED LOANS

          Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

          As of December 31, 2008 and 2007, there were no loans renegotiated as troubled debt restructurings.

PART D - OTHER NONPERFORMING ASSETS

          Management is of the opinion that there are no significant foreseeable losses relating to nonperforming assets, as defined in the preceding table, or classified loans, except as discussed above in Part B – Nonperforming Loans and Part C – Troubled Debt Restructured Loans.

PART E - LOAN CONCENTRATIONS

          There were no loan concentrations within industries not otherwise disclosed, which exceeded ten percent of total loans except commercial real estate. Commercial real estate was $532.5 million at December 31, 2008. Nearly all of the Bank’s commercial, industrial, agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its basic service area.

Basis For Determining Allowance For Loan Losses:

          The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following: application of historical loss percentages, emerging market risk, emerging concentrations, commercial loan focus and large credit concentration, new industry lending activity and general economic conditions. For a more thorough discussion of the allowance for loan losses methodology see the Critical Accounting Policies section of Item 7.

          Based upon these policies and objectives, $10.2 million, $4.3 million and $2.6 million were charged to the provision for loan losses and added to the allowance for loan losses in 2008, 2007 and 2006.

          The allocation of the allowance for loan losses to the various lending areas is performed by management in relation to perceived exposure to loss in the various loan portfolios. However, the allowance for loan losses is available in its entirety to absorb losses in any particular loan category.

ANALYSIS OF LOAN PORTFOLIO (cont.)
Summary of Loan Loss
(in thousands of dollars)

          The following is a summary of the loan loss experience for the years ended December 31, 2008, 2007, 2006, 2005 and 2004.

	2008	2007	2006	2005	2004

Amount of loans outstanding, December 31,	$1,833,335	$1,523,720	$1,353,837	$1,198,730	$1,003,219

Average daily loans outstanding during the year ended December 31,	$1,665,024	$1,404,068	$1,270,484	$1,088,788	$930,934

Allowance for loan losses, January 1,	$15,801	$14,463	$12,774	$10,754	$10,234

Loans charged-off:
Commercial	6,726	2,381	905	317	630
Real estate	72	16	0	8	20
Installment	805	537	145	164	271
Credit cards and personal credit lines	3	458	22	112	73

Total loans charged-off	7,606	3,392	1,072	601	994

Recoveries of loans previously charged-off:
Commercial	147	252	53	37	121
Real estate	16	27	0	0	13
Installment	200	124	52	89	129
Credit cards and personal credit lines	95	29	12	15	28

Total recoveries	458	432	117	141	291

Net loans charged-off	7,148	2,960	955	460	703
Provision for loan loss charged to expense	10,207	4,298	2,644	2,480	1,223

Balance, December 31,	$18,860	$15,801	$14,463	$12,774	$10,754

Ratio of net charge-offs during the period to average daily loans outstanding:
Commercial	0.40%	0.15%	0.07%	0.02%	0.05%
Real estate	0.00	0.00	0.00	0.00	0.00
Installment	0.04	0.03	0.01	0.01	0.02
Credit cards and personal credit lines	(0.01)	0.03	0.00	0.01	0.01

Total ratio of net charge-offs	0.43%	0.21%	0.08%	0.04%	0.08%

Ratio of allowance for loan losses to nonperforming assets	84.23%	160.27%	101.67%	169.87%	104.76%

ANALYSIS OF LOAN PORTFOLIO (cont.)
Allocation of Allowance for Loan Losses
(in thousands of dollars)

          The following is a summary of the allocation for loan losses as of December 31, 2008, 2007, 2006, 2005 and 2004.

	2008		2007		2006

	Allowance For Loan Losses	Loans as Percentage of Gross Loans	Allowance For Loan Losses	Loans as Percentage of Gross Loans	Allowance For Loan Losses	Loans as Percentage of Gross Loans

Allocated allowance for loan losses:
Commercial	$15,738	83.61%	$13,659	81.42%	$12,185	80.24%
Real estate	292	6.39	571	8.15	389	8.07
Installment	384	2.79	421	3.23	690	6.20
Credit cards and personal credit lines	996	7.21	828	7.20	561	5.49

Total allocated allowance for loan losses	17,410	100.00%	15,479	100.00%	13,825	100.00%

Unallocated allowance for loan losses	1,450		322		638

Total allowance for loan losses	$18,860		$15,801		$14,463

	2005		2004

	Allowance For Loan Losses	Loans as Percentage of Gross Loans	Allowance For Loan Losses	Loans as Percentage of Gross Loans

Allocated allowance for loan losses:
Commercial	$10,870	80.46%	$8,696	78.84%
Real estate	187	6.24	136	5.40
Installment	509	5.67	398	5.29
Credit cards and personal credit lines	688	7.63	789	10.47

Total allocated allowance for loan losses	12,254	100.00%	10,019	100.00%

Unallocated allowance for loan losses	520		735

Total allowance for loan losses	$12,774		$10,754

ANALYSIS OF DEPOSITS
(in thousands of dollars)

           The average daily deposits for the years ended December 31, 2008, 2007 and 2006, and the average rates paid on those deposits are summarized in the following table:

	2008		2007		2006

	Average Daily Balance	Average Rate Paid	Average Daily Balance	Average Rate Paid	Average Daily Balance	Average Rate Paid

Demand deposits	$219,762	0.00%	$226,484	0.00%	$219,997	0.00%

Savings and transaction accounts:
Regular savings	64,877	0.10	67,104	0.20	67,818	0.21
Interest bearing checking	495,057	2.02	425,753	3.49	405,209	3.16

Time deposits:
Deposits of $100,000 or more	528,316	3.90	462,056	5.27	430,378	4.97
Other time deposits	329,783	4.22	295,328	4.84	264,087	4.08

Total deposits	$1,637,795	2.72%	$1,476,725	3.63%	$1,387,489	3.25%

          As of December 31, 2008, time certificates of deposit will mature as follows:

	$ 100,000 or more	% of Total	Other	% of Total

Within three months	$316,149	49.59%	$61,943	17.17%

Over three months, within six months	129,300	20.28	65,282	18.10

Over six months, within twelve months	133,336	20.91	143,025	39.64

Over twelve months	58,788	9.22	90,521	25.09

Total time certificates of deposit	$637,573	100.00%	$360,771	100.00%

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

RETURN ON EQUITY AND OTHER RATIOS

          The rates of return on average daily assets and stockholders’ equity, the dividend payout ratio, and the average daily stockholders’ equity to average daily assets for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Percent of net income to:
Average daily total assets	0.91%	1.04%	1.10%

Average daily stockholders’ equity	13.04%	13.94%	15.35%

Percentage of dividends declared per common share to basic earnings per weighted average number of common shares outstanding (12,271,927 shares in 2008, 12,188,594 shares in 2007 and 12,069,300 shares in 2006)	37.58%	34.49%	24.19%

Percentage of average daily stockholders’ equity to average daily total assets	6.96%	7.49%	7.18%

          Cash dividends were declared on April 8, July 8, October 14, 2008 and January 13, 2009 for each quarter of 2008, April 10, July 10, October 9, 2007 and January 8, 2008 for each quarter of 2007 and April 11, July 11 and October 10, 2006 and January 9, 2007 for each quarter of 2006.

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

	2008	2007	2006

Outstanding at year end:
Federal funds purchased	$19,000	$70,010	$0
Securities sold under agreements to repurchase	$137,769	$154,913	$106,670
Other short-term borrowings	$45,000	$90,000	$80,000

Approximate average interest rate at year end:
Federal funds purchased	0.50%	4.07%	0.00%
Securities sold under agreements to repurchase	0.43%	3.20%	3.59%
Other short-term borrowings	0.65%	4.31%	5.36%

Highest amount outstanding as of any month end during the year:
Federal funds purchased	$126,700	$96,850	$53,000
Securities sold under agreements to repurchase	$175,427	$154,913	$106,670
Other short-term borrowings	$163,700	$90,000	$80,000

Approximate average outstanding during the year:
Federal funds purchased	$50,171	$22,950	$19,119
Securities sold under agreements to repurchase	$153,363	$121,372	$92,870
Other short-term borrowings	$73,981	$32,247	$31,726

Approximate average interest rate during the year:
Federal funds purchased	2.53%	5.33%	5.22%
Securities sold under agreements to repurchase	1.85%	3.52%	3.20%
Other short-term borrowings	2.09%	5.09%	5.13%

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

ITEM 1a. RISK FACTORS

          In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors:

          Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

          The United States has been in a recession since December, 2007. Business activity across a wide range of industries and regions is greatly reduced and many businesses and local governments are experiencing serious difficulty in remaining profitable and providing services due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly. Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

          Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including committing to invest at least $250 billion in the equity of other banking organizations, but asset values have continued to decline and access to liquidity for many organizations continues to be very limited.

          As a result of these financial economic crises, many lending institutions, including us, have experienced declines in the performance of their loans, including commercial loans, commercial real estate loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal or informal enforcement actions or orders. The impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

          In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

          Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

          Our business is concentrated in and dependent upon the continued growth and welfare of our primary market areas.

          We operate primarily in four geographical markets, all of which are located in Northern Indiana and are further described in the “Business” section included under Item 1 of Part I of this Form 10-K. We have developed a particularly strong presence in the South Region, which includes Kosciusko County and portions of contiguous counties, the North Region, which includes portions of Elkhart and St. Joseph County, and the Central Region, which includes portions of Elkhart County and contiguous counties. These regions represent the more mature markets. In addition, we have experienced rapid growth in the East Region, which includes Allen and DeKalb Counties. The Company also operates a loan production office in Indianapolis, which is staffed by commercial lending officers and consider our presence in this market as more mature and strong than in previous years. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Areas of our geographical market have seen notably worse economic conditions than those suffered by the country at-large. In particular, Elkhart County has suffered from adverse business and economic conditions that have resulted in levels of unemployment well above the national average. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

          Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

          We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. We have accepted a capital investment of $56.0 million under the Department of Treasury’s Troubled Asset Repurchase Program’s Capital Purchase Plan, which will further strengthen our capital position. However, we may at some point need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth, de novo branching and/or acquisitions could be materially impaired.

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

          We established our allowance for loan losses pursuant to our established guidelines and practices and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions ( in our market as well as the United States), including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2008, our allowance for loan losses as a percentage of total loans was 1.03% and as a percentage of total non-performing loans was 89%. Although management believes that the allowance for loan losses is adequate to absorb probable incurred losses on any existing loans, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations. Additional information regarding our allowance for loan losses and the methodology we use to determine an appropriate level of reserves is located in the “Management’s Discussion and Analysis” section included under Item 7 of Part II of this Form 10-K.

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

          Although we do not have any current plans to do so, we may also acquire banks and related businesses that we believe provide a strategic fit with our business. We may also engage in de novo branching as we have in the past and intend to do in the Indianapolis market in the future. To the extent that we grow through acquisitions and de novo bank formations, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve similar risks to those commonly associated with branching, but may also involve additional risks, including:

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

          Commercial and industrial and agri-business loans were $1.533 billion, or approximately 84% of our total loan portfolio as of December 31, 2008. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. Whenever possible, we require a personal guarantee on commercial loans. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

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

          At December 31, 2008, consumer loans totaled $55.1 million, or 3%, of our total loan and lease portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to one-to-four family residential loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

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

          There is a limited trading market for our common shares, and you may not be able to resell your shares at or above the price you paid for them.

          Although our common shares are listed for trading on the Global Select Market of the NASDAQ Stock Market, the trading in our common shares has less liquidity than many other companies quoted on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot assure you that volume of trading in our common shares will increase in the future. Additionally, general market forces may have a negative effect on our stock price, independent of factors affecting our stock specifically.

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

          The Bank holds certain commercial real estate loans, residential real estate loans and other loans in a real estate investment trust through its wholly-owned subsidiary LCB Investments II, Inc., which is incorporated in Nevada. Qualification as a real estate investment trust involves application of specific provisions of the Internal Revenue Code relating to various asset tests. If LCB Funding, Inc. fails to meet any of the required provisions for real estate investment trusts, or there are changes in tax laws or interpretations thereof, it could no longer qualify as a real estate investment trust and the resulting tax consequences would increase our effective tax rate or cause us to have a tax liability for prior years.

ITEM 1b. UNRESOLVED STAFF COMMENTS

          We have no unresolved SEC staff comments.

ITEM 2. PROPERTIES

          The Company conducts its operations from the following locations:

Location

Main/Headquarters	202 East Center St.	Warsaw	IN
Warsaw Drive-up	East Center St.	Warsaw	IN
Akron	102 East Rochester	Akron	IN
Argos	100 North Michigan	Argos	IN
Auburn	1220 East 7th St.	Auburn	IN
Bremen	1600 State Road 331	Bremen	IN
Columbia City	601 Countryside Dr.	Columbia City	IN
Concord	4202 Elkhart Rd.	Goshen	IN
Cromwell	111 North Jefferson St.	Cromwell	IN
Elkhart Beardsley	864 East Beardsley St.	Elkhart	IN
Elkhart East	22050 State Road 120	Elkhart	IN
Elkhart Hubbard Hill	58404 State Road 19	Elkhart	IN
Elkhart Northwest	1208 North Nappanee St.	Elkhart	IN
Fort Wayne North	302 East DuPont Rd.	Fort Wayne	IN
Fort Wayne Northeast	10411 Maysville Rd.	Fort Wayne	IN
Fort Wayne Southwest	10429 Illinois Rd.	Fort Wayne	IN
Fort Wayne Jefferson Blvd	6851 West Jefferson Blvd.	Fort Wayne	IN
Goshen Downtown	102 North Main St.	Goshen	IN
Goshen South	2513 South Main St.	Goshen	IN
Granger	12830 State Road 23	Granger	IN
Huntington	1501 North Jefferson St.	Huntington	IN
Kendallville East	631 Professional Way	Kendallville	IN
LaGrange	901 South Detroit	LaGrange	IN
Ligonier Downtown	222 South Cavin St.	Ligonier	IN
Ligonier South	1470 U.S. Highway 33 South	Ligonier	IN
Medaryville	Main St.	Medaryville	IN
Mentone	202 East Main St.	Mentone	IN
Middlebury	712 Wayne Ave.	Middlebury	IN
Milford	State Road 15 North	Milford	IN
Mishawaka	5015 North Main St.	Mishawaka	IN
Nappanee	202 West Market St.	Nappanee	IN
North Webster	644 North Main St.	North Webster	IN
Pierceton	202 South First St.	Pierceton	IN
Plymouth	862 East Jefferson St.	Plymouth	IN
Rochester	507 East 9th St.	Rochester	IN
Shipshewana	895 North Van Buren St.	Shipshewana	IN
Silver Lake	102 Main St.	Silver Lake	IN
South Bend Northwest	21113 Cleveland Rd.	South Bend	IN
Syracuse	502 South Huntington	Syracuse	IN
Warsaw East	3601 Commerce Dr.	Warsaw	IN
Warsaw North	420 Chevy Way	Warsaw	IN
Warsaw West	1221 West Lake St.	Warsaw	IN
Winona Lake	99 Chestnut St.	Winona Lake	IN
Winona Lake East	1324 Wooster Rd.	Winona Lake	IN

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

          In addition, the Company owns buildings at 110 South High St., Warsaw, Indiana, and 114-118 East Market St., Warsaw, Indiana, which it uses for various offices, a building at 113 East Market St., Warsaw, Indiana, which it uses for office and computer facilities, and a building at 109 South Buffalo St., Warsaw, Indiana, which it uses for training and development. The Company also leases from third parties office space in Indianapolis, Indiana, for a loan production office.

          None of the Company’s assets are the subject of any material encumbrances.

ITEM 3. LEGAL PROCEEDINGS

          There are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which the Company and the Bank are a party or of which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

2008

Trading prices (per share)*
Low	$14.93	$18.52	$19.00	$16.87
High	$24.10	$30.09	$25.00	$23.97

Dividends declared (per share)	$0.155	$0.155	$0.155	$0.140

2007

Trading prices (per share)*
Low	$18.25	$20.05	$20.71	$21.85
High	$25.00	$25.98	$23.81	$25.92

Dividends declared (per share)	$0.140	$0.140	$0.140	$0.125

*	The trading ranges are the high and low prices as obtained from The Nasdaq Stock Market.

          The common stock of the Company began being quoted on The Nasdaq Stock Market under the symbol LKFN in August, 1997. Currently, the Company’s common stock is listed for trading on the Nasdaq Global Select market. On December 31, 2008, the Company had approximately 439 shareholders of record and estimates that it has approximately 2,300 shareholders in total.

          The Company paid dividends as set forth in the table above. The Company’s ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay. In addition, as a result of the Company’s participation in the TARP Capital Purchase Program, the Company may not increase the quarterly dividends it pays on the Company’s common stock above $0.155 per share for three years, without the consent of Treasury, unless Treasury no longer holds shares of the Series A Preferred Stock. See “Business – Supervision and Regulation – The Company – Dividend Payments” and “Business - Supervision and Regulation – The Bank – Dividend Payments” for a more detailed description of these limitations.

          The following table provides information about purchases by the Company and its affiliates during the quarter ended December 31, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

10/01/08-10/31/08	0	$0.00	0	$0.00
11/01/08-11/30/08	758	21.57	0	0.00
12/01/08-12/31/08	0	0.00	0	0.00

Total	758	$21.57	0	$0.00

          The shares purchased during the periods were credited to the deferred share accounts of eight non-employee directors under the Company’s directors’ deferred compensation plan.

STOCK PRICE PERFORMANCE GRAPH

          The graph below compares the cumulative total return of the Company, the Nasdaq Market Index and a peer group index.

INDEX	2003	2004	2005	2006	2007	2008

Lakeland Financial Corporation	$100.00	$115.12	$119.82	$154.78	$129.79	$152.27
NASDAQ Market Index	100.00	108.59	110.08	120.56	132.39	78.72
Peer Group Index	100.00	119.17	118.45	134.88	95.73	73.33

*	Assumes $100 invested on December 31, 2003 and dividends were reinvested.

          The peer group index is comprised of all financial institution holding companies in the United States with total assets as of December 31, 2008 between $1.0 billion and $3.0 billion dollars whose equity securities were traded on an exchange or national quotation service.

ITEM 6. SELECTED FINANCIAL DATA

	2008	2007	2006	2005	2004

	(in thousands except share and per share data)

Interest income	$118,484	$117,973	$105,551	$80,616	$60,182

Interest expense	55,216	63,417	53,224	30,353	16,833

Net interest income	63,268	54,556	52,327	50,263	43,349

Provision for loan losses	10,207	4,298	2,644	2,480	1,223

Net interest income after provision for loan losses	53,061	50,258	49,683	47,783	42,126
Other noninterest income	21,861	19,477	18,281	16,358	15,693
Gain on sale of credit card portfolio	0	0	0	863	0
Gain on redemption of Visa shares	642	0	0	0	0
Net gains on sale of real estate mortgages held for sale	786	676	581	934	987
Net securities gains (losses)	39	89	(68)	(69)	0
Noninterest expense	(47,481)	(42,923)	(40,242)	(38,432)	(36,959)

Income before income tax expense	28,908	27,577	28,235	27,437	21,847

Income tax expense	9,207	8,366	9,514	9,479	7,302

Net income	$19,701	$19,211	$18,721	$17,958	$14,545

Basic weighted average common shares outstanding*	12,271,927	12,188,594	12,069,300	11,927,756	11,735,410

Basic earnings per common share*	$1.61	$1.58	$1.55	$1.51	$1.24

Diluted weighted average common shares outstanding*	12,459,802	12,424,137	12,375,467	12,289,466	12,128,154

Diluted earnings per common share*	$1.58	$1.55	$1.51	$1.46	$1.20

Cash dividends declared*	$0.61	$0.55	$0.38	$0.46	$0.42

* Share and per share data have been adjusted for a 2-for-1 stock split on April 28, 2006.

ITEM 6. SELECTED FINANCIAL DATA (continued)

	2008	2007	2006	2005	2004

	(in thousands)
Balances at December 31,

Total assets	$2,377,445	$1,989,133	$1,836,706	$1,634,613	$1,453,122

Total loans	$1,833,334	$1,523,720	$1,353,837	$1,198,730	$1,003,219

Total deposits	$1,885,299	$1,478,918	$1,475,765	$1,266,245	$1,115,399

Total short-term borrowings	$202,609	$316,165	$187,484	$211,542	$185,650

Long-term borrowings	$90,043	$44	$45	$46	$10,046

Subordinated debentures	$30,928	$30,928	$30,928	$30,928	$30,928

Total stockholders’ equity	$149,880	$146,270	$130,187	$113,334	$101,765

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in twelve counties in northern Indiana and a loan production office in Indianapolis, Indiana. The Company earned $19.7 million for the year 2008 versus $19.2 million for 2007, an increase of 2.6%. The increase was driven primarily by an $8.7 million increase in net interest income and a $3.1 million increase in noninterest income. Offsetting these positive impacts was a $5.9 million increase in the provision for loan losses and a $4.6 million increase in noninterest expense. The Company earned $19.2 million for the year 2007 versus $18.7 million for 2006, an increase of 2.6%. The increase was driven primarily by a $2.2 million increase in net interest income and a $1.3 million increase in noninterest income. In addition, the Company’s effective tax rate decreased to 30.3% for 2007 compared to 33.7% for 2006. Offsetting these positive impacts was a $2.5 million increase in noninterest expense and a $1.7 million increase in the provision for loan losses.

          Basic earnings per share for the year 2008 was $1.61 per share versus $1.58 per share for 2007 and $1.55 for 2006. Diluted earnings per share for the year ended 2008 was $1.58 per share versus $1.55 per share for the year ended 2007 and $1.51 for the year ended 2006. Diluted earnings per share reflect the potential dilutive impact of stock options granted under employee stock option plans.

          The Company’s total assets were $2.377 billion as of December 31, 2008 versus $1.989 billion as of December 31, 2007, an increase of $388.3 million or 19.5%. This increase was primarily due to a $292.4 million increase in commercial loans from $1.241 billion at December 31, 2007 to $1.533 billion at December 31, 2008.

RESULTS OF OPERATIONS

2008 versus 2007

          The Company reported record net income of $19.7 million in 2008, an increase of $490,000, or 2.6%, versus net income of $19.2 million in 2007. Net interest income increased $8.7 million, or 16.0%, to $63.3 million versus $54.6 million in 2007. Net interest income increased primarily due to increases in average earning assets, particularly a 22.4% increase in commercial loans as a result of our continued strategic focus on commercial lending as a key driver of the business. Interest income increased $511,000, or 0.4%, from $118.0 million in 2007 to $118.5 million in 2008. The increase was driven primarily by increases in average earning assets. Interest expense decreased $8.2 million, or 12.9%, from $63.4 million in 2007 to $55.2 million in 2008. The decrease was primarily the result of a 101 basis point decrease in the Company’s daily cost of funds over the year due to a decrease in market rates over the same time period. The Company had a net interest margin of 3.14% in 2008 versus 3.22% in

2007, primarily due to a decline in the prime rate from 7.25% to 3.25% during 2008, which was led by changes in the Fed Fund rate by the Federal Open Market Committee. Average earning assets increased by $318.5 million from $1.7 billion in 2007 to $2.0 billion in 2008. This increase was due primarily to loan growth led by significant growth in five counties: St. Joseph, Kosciusko, Allen, Hamilton and Elkhart and with balanced growth in the Bank’s other regions. Deposits increased to fund the loan growth during 2008, driven primarily by increases of $69.3 million in interest bearing transaction accounts, $37.3 million in average brokered deposit balances and $36.9 million in average other time deposit account balances. The increase in interest bearing transaction accounts was driven primarily by the addition of a new product, which pays a higher interest rate on balances up to a maximum balance amount when certain conditions are met during each interest cycle. In addition, loan growth was funded by a $97.0 million increase in the average balance in Federal Home Loan Bank advances. Management believes that the growth in the loan portfolio will likely continue in a measured, but prudent fashion as a result of our strategic focus on commercial lending and in conjunction with the general expansion and penetration of the geographical markets the Company serves, as well as our expansion in the Indianapolis market and the continued progress that we are making in that relatively new market.

          Nonaccrual loans were $20.8 million, or 1.14% of total loans, at year end versus $7.0 million, or 0.46% of total loans, at the end of 2007. There were 22 relationships totaling $20.3 million classified as impaired as of December 31, 2008 versus five relationships totaling $6.7 million at the end of 2007. The increase in impaired and nonperforming loans resulted primarily from the addition of four commercial relationships totaling $14.4 million. Net charge-offs were $7.1 million in 2008 versus $3.0 million in 2007, representing 0.43% and 0.21% of average daily loans in 2008 and 2007. Total nonperforming loans were $21.3 million, or 1.16% of total loans, at year end 2008 versus $7.4 million, or 0.49% of total loans, at the end of 2007. The provision for loan loss expense was $10.2 million in 2008, resulting in an allowance for loan losses at December 31, 2008 of $18.9 million, which represented 1.03% of the loan portfolio, versus a provision for loan loss expense of $4.3 million in 2007 and an allowance for loan losses of $15.8 million at the end of 2007, or 1.04% of the loan portfolio. The higher provision in 2008 versus 2007 was attributable to a number of factors, but was primarily a result of an increase in net charge-offs, general growth in the loan portfolio, as well as higher allocations on specific watch list credits. The level of loan loss provision was also influenced by other factors related to the growth in the loan portfolio, such as the continued emerging market risk, the continued emerging concentration risk, commercial loan focus and large credit concentration, new industry lending activity, general economic conditions and historical loss percentages. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

          Noninterest income was $23.3 million in 2008 versus $20.2 million in 2007, an increase of $3.1 million, or 15.3%. The 2008 increase was driven by a $1.4 million, or 18.9%, increase in service charges on deposit accounts. The increase was due primarily to increases in retail NSF fees and account analysis service charges on commercial checking accounts, which are generally higher when the earnings allowance credit rate is lower. Additionally, noninterest income increased due to a nonrecurring gain of $642,000 related to the VISA initial public offering and the redemption of some of the shares we owned in connection with the offering. Investment brokerage fees increased $381,000, or 25.6%, due to increased trade volume. Loan, insurance and service fees increased $328,000, or 13.2%, driven by higher fee income on debit card activity.

          Noninterest expense increased $4.6 million, or 10.6%, from $42.9 million in 2007 to $47.5 million in 2008. Other expense increased by $1.8 million, or 20.1%, driven by regulatory expenses which increased by $1.5 million due to the Company’s resumption of regular FDIC insurance premiums, as prior credits expired early in 2008. We expect our premiums to continue to increase as we increase our deposit base and as the FDIC will charge higher assessments due to the current troubled economy. Salaries and employee benefits increased by $1.7 million, or 7.0%, driven by normal salary increases, increased health insurance and performance-based incentive expense, the addition of revenue producing staff and enhanced staff in administrative positions. Data processing fees and supplies increased $549,000, or 17.7%, driven by the implementation of a new corporate treasury management platform and contractual increases in existing operating services. Net occupancy expense increased by $348,000, or 12.7%, primarily as a result of higher maintenance and repair costs and higher property tax expense that resulted from the Indiana property tax reapportionment process.

          As a result of these factors, income before income tax expense increased $1.3 million, or 4.8%, from $27.6 million in 2007 to $28.9 million in 2008. Income tax expense was $9.2 million in 2008 versus $8.4 million in 2007. Income tax as a percentage of income before tax was 31.8% in 2008 versus 30.3% in 2007. The increase in the tax rate was driven by a lower percentage of revenue being derived from tax-advantaged sources in 2008 versus 2007. Net income increased $490,000, or 2.6%, to $19.7 million in 2008 versus $19.2 million in 2007. Basic earnings per share in 2008 was $1.61, an increase of 1.9%, versus $1.58 in 2007. The Company’s net income performance represented a 13.5% return on January 1, 2008, stockholders’ equity versus 14.8% in 2007. The net income performance resulted in a 0.91% return on average daily assets in 2008 versus 1.04% in 2007.

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

          Noninterest income was $20.2 million in 2007 versus $18.8 million in 2006, an increase of $1.4 million, or 7.7%. The 2007 increase was driven by a $592,000, or 23.2%, increase in wealth advisory fees. Additionally, noninterest income increased due to a $201,000, or 15.6%, increase in investment brokerage fees. Merchant card fee income increased due to higher volume activity in interchange and merchant fees as well as new business generation. Loan, insurance and service fees increased $191,000, or 8.3%, driven by higher fee income on debit card activity. Offsetting these increases was a decrease of $109,000, or 5.6%, in other income.

          Noninterest expense increased $2.7 million, or 6.7%, from $40.2 million in 2006 to $42.9 million in 2007. Salaries and employee benefits increased by $1.4 million, or 6.4%, driven by normal salary increases and higher health care cost, which represented approximately $542,000 of the total increase. Data processing fees and supplies increased $449,000, or 18.3%, driven by higher data processing fees, software license fees and maintenance fees related to new services offered to clients. Net occupancy expense increased from $2.5 million in 2006 to $2.7 million in 2007, primarily as a result of higher maintenance and repair costs and higher property tax expense.

          As a result of these factors, income before income tax expense decreased $658,000, or 2.3%, from $28.2 million in 2006 to $27.6 million in 2007. Income tax expense was $8.4 million in 2007 versus $9.5 million in 2006. Income tax as a percentage of income before tax was 30.3% in 2007 versus 33.7% in 2006. The decrease in the tax rate was driven by the formation of a captive real estate investment trust in the fourth quarter of 2006, which provides the Company with an alternative vehicle for raising capital should the need arise. Additionally, the ownership structure of this real estate investment trust provided certain state income tax benefits which also lowered the Company’s effective tax rate. Net income increased $490,000, or 2.6%, to $19.2 million in 2007 versus $18.7 million in 2006. Basic earnings per share in 2007 was $1.58, an increase of 1.9%, versus $1.55 in 2006. The Company’s net income performance represented a 14.8% return on January 1, 2007, stockholders’ equity versus 16.5% in 2006. The net income performance resulted in a 1.04% return on average daily assets in 2007 versus 1.10% in 2006.

FINANCIAL CONDITION

          As of December 31, 2008, the Company had 43 offices serving twelve counties in northern Indiana and one loan production office in Indianapolis. Since 1996, the Company has added seventeen new offices through acquisition and internal growth. The Company will consider future acquisition and expansion opportunities with an emphasis on markets that it believes would be receptive to its business philosophy of client-focused, independent banking, as well as increased penetration in existing markets where opportunities for market share growth exist.

          Total assets of the Company were $2.377 billion as of December 31, 2008, an increase of $388.3 million, or 19.5%, when compared to $1.989 billion as of December 31, 2007.

          Total cash and cash equivalents decreased by $3.7 million, or 5.4%, to $64.0 million at December 31, 2008 from $67.7 million at December 31, 2007.

          Total securities available for sale increased by $59.3 million, or 18.1%, to $387.0 million at December 31, 2008 from $327.8 million at December 31, 2007. The portfolio contains mostly collateralized mortgage obligations and other securities which are either directly or indirectly backed by the federal government or a local municipal government and collateralized mortgage obligations rated AAA by S&P or Aaa by Moody’s at the time of purchase. As of December 31, 2008, the Company had $85.1 million of collateralized mortgage obligations which were not issued by the federal government or government sponsored agencies, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. The investment portfolio did not contain any corporate debt instruments or trust preferred instruments as of December 31, 2008. The increase was a result of a number of activities in the securities portfolio. Paydowns from prepayments of $51.7 million were received, and the amortization of premiums, net of the accretion of discounts, was $41,000. Maturities and calls of securities totaled $14.8 million. These portfolio decreases were offset by securities purchases totaling $143.2 million. The fair value of the securities decreased $17.4 million due to the liquidity crisis that affected financial markets in 2008 and the current unsettled economic situation which resulted in lower market values for securities which were not backed directly or indirectly by the federal government (private label MBS). The investment portfolio is managed to provide for an appropriate balance between credit risk and investment return and to limit the Company’s exposure to risk to an acceptable level.

          Fourteen of the 24 private label MBS were still rated AAA/Aaa as of December 31, 2008, but ten were downgraded by S&P, Fitch and/or Moody’s, including four which were ranked below investment grade by one or more rating agencies. The Company, with the assistance of an outside expert, analyzes projections for all of these securities that includes projections of future performance in the underlying collateral under various scenarios and under various prepayment assumptions. Based on the analyses as of December 31, 2008, the projections indicate that principal and interest payments expected to be collected over the life of the securities equaled or exceeded the current book value of these securities including interest, and no other than temporary impairment had been recorded as of the end of the year.

          Real estate mortgages held for sale decreased by $136,000, or 25.3%, to $401,000 at December 31, 2008 from $537,000 at December 31, 2007. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During 2008, $41.0 million in real estate mortgages were originated for sale and $40.8 million in mortgages were sold, compared to $37.5 million and $38.9 million in 2007.

          Total loans, excluding real estate mortgages held for sale, increased by $309.6 million, or 20.3%, to $1.833 billion at December 31, 2008 from $1.524 billion at December 31, 2007. The mix of loan types within the Company’s portfolio continued a trend toward a higher percentage of the total loan portfolio being in commercial loans. This general increase in commercial loans is a result of the Company’s long standing strategic focus toward emphasizing origination of commercial loans. The portfolio breakdown at year end 2008 reflected 84% commercial and industrial and agri-business, 13% residential real estate and home equity and 3% consumer loans compared to 82% commercial and industrial and agri-business, 15% residential real estate and home equity and 3% consumer loans at December 31, 2007.

          At December 31, 2008, the allowance for loan losses was $18.9 million, or 1.03% of total loans outstanding, versus $15.8 million, or 1.04% of total loans outstanding at December 31, 2007. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the following considerations.

          The Company has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small- or medium-sized businesses. Commercial loans represent higher dollar loans to fewer customers and therefore higher credit risk than other types of loans. Pricing is adjusted to manage the higher credit risk associated with these types of loans. The majority of fixed rate mortgage loans, which represent increased interest rate risk, are sold in the secondary market, as well as some variable rate mortgage loans. The remainder of the variable rate mortgage loans and a small number of fixed rate mortgage loans are retained. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not stabilize or improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

          Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors: application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish specific allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At December 31, 2008, on the basis of management’s review of the loan portfolio, the Company had loans totaling $98.8 million on the classified loan list versus $79.3 million on December 31, 2007. As of December 31, 2008, the Company had $47.2 million of assets classified special mention, $46.2 million classified as substandard, $5.4 million classified as doubtful and $0 classified as loss as compared to $39.4 million, $39.7 million, $244,000 and $0 at December 31, 2007.

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

          The allowance for loan losses increased $3.1 million from $15.8 million December 31, 2007 to $18.9 million at December 31, 2008. Pooled loan allocations increased $2.1 million from $4.9 million at December 31, 2007 to $7.0 million at December 31, 2008, which was a result of an increase in pooled loan balances of $290.0 million year over year and an increase in commercial loan allocations due to the current economic environment. Specific loan allocations decreased $182,000 from $10.6 million at December 31, 2007 to $10.4 million at December 31, 2008. This decrease was primarily due to the payoffs received on previously classified commercial credits, charge-offs taken during 2008 as well as the well-collateralized nature of newly classified loans. The unallocated component of the allowance for loan losses increased $1.1 million from $322,000 at December 31, 2007 to $1.4 million at December 31, 2008 primarily due to the uncertainty in the current economic conditions.

          The Company has experienced growth in total loans over the last three years of $634.6 million, or 52.9%. The concentration of this loan growth was in the commercial loan portfolio. Commercial loans comprised 84%, 82% and 80% of the total loan portfolio at December 31, 2008, 2007 and 2006. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and geography. Management has historically considered growth and portfolio composition when determining loan loss allocations. Management believes that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.

          As a result of the methodology in determining the adequacy of the allowance for loan losses, the provision for loan losses was $10.2 million in 2008 versus $4.3 million in 2007. At December 31, 2008, total nonperforming loans increased by $13.8 million to $21.3 million from $7.4 million at December 31, 2007. Loans delinquent 90 days or more that were included in the accompanying financial statements as accruing totaled $478,000 versus $409,000 at December 31, 2007. Total impaired loans increased by $13.6 million to $20.3 million at December 31, 2008 from $6.7 million at December 31, 2007. The increase in impaired and nonperforming loans resulted from the addition of four commercial relationships totaling $14.4 million. The $20.3 million in impaired loans are all in nonaccrual status. The Company allocated $3.2 million and $2.3 million of the allowance for loan losses to the impaired loans in 2008 and 2007. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

          Management believes that the regional economic conditions continue to worsen in the Company’s markets and does not foresee a rapid recovery from this distressed economic environment. In addition, slow downs in certain industries, including residential and commercial real estate development, recreational vehicle and mobile home manufacturing and other regional industries are occurring. The Company believes that the impact of these industry-specific issues will be mitigated by its overall expansion strategy, which promotes diversification among industries as well as a continued focus on enforcement of a strong credit environment and an aggressive position on loan work-out situations. The allowance for loan loss to total loans percentage was 1.03% in 2008 and 1.04% in 2007. The Company’s total nonperforming loans were 1.16% of total loans at year end 2008 versus 0.49% of total loans at the end of 2007. However, the Company’s overall asset quality position can be influenced by a small number of credits due to the focus on commercial lending activity.

          Total deposits increased by $406.4 million, or 27.5%, to $1.885 billion at December 31, 2008 from $1.479 billion at December 31, 2007. The increase resulted from increases of $165.1 million in brokered deposits, $151.6 million in interest bearing transaction accounts, $82.8 million in other certificates of deposit and $58.3 million in certificates of deposit of $100,000 and over. The increase in interest bearing transaction accounts was driven primarily by the addition of a new product, which pays a higher interest rate on balances up to a maximum balance amount when certain conditions are met during each interest cycle. These increases were offset by decreases of $24.6 million in demand deposits, $15.1 million in money market deposit accounts, $7.6 million in public fund certificates of deposit and $4.2 million in savings accounts.

          Total short-term borrowings decreased by $113.6 million, or 35.9%, to $202.6 million at December 31, 2008 from $316.2 million at December 31, 2007. The decrease resulted from decreases of $51.0 million in federal funds purchased, $45.0 million in other short-term borrowings, primarily short-term advances from the Federal Home Loan Bank of Indianapolis, $17.1 million in securities sold under agreements to repurchase and $402,000 in U.S. Treasury demand notes. In addition, long-term borrowings increased by $90.0 million as a result of long-term advances from the Federal Home Loan Bank of Indianapolis.

          The Company believes that a strong, appropriately managed capital position is critical to long-term earnings and expansion. Bank regulatory agencies exclude the market value adjustment created by SFAS No. 115 (AFS adjustment) from capital adequacy calculations. Excluding this adjustment from the calculation, the Company had a total risk-based capital ratio of 10.2% and a Tier I risk-based capital ratio of 9.3% as of December 31, 2008. These ratios met or exceeded the Federal Reserve’s “well-capitalized” minimums of 10.0% and 6.0%, respectively. To further strengthen the Company’s capital position, on February 27, 2009, the Company participated in Treasury’s TARP Capital Purchase Program. Pursuant to the program, the Company issued to Treasury 56,044 shares of the Series A Preferred Stock and a warrant to purchase 396,538 shares of the Company’s common stock. The $56.0 million received by the Company in connection with this investment qualifies as Tier 1 regulatory capital for the Company.

          The ability to maintain these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders’ equity increased by 2.5% to $149.9 million as of December 31, 2008 from $146.3 million as of December 31, 2007. The increase in 2008 resulted from net income of $19.7 million, as well as the following factors:

•	cash dividends of $7.4 million,

•	an unfavorable change in the AFS adjustment for the market valuation on securities held for sale of $10.4 million, net of tax,

•	negative pension liability adjustment of $629,000, net of tax,

•	$211,000 for the acquisition of treasury stock and

•	$2.1 million related to stock option exercises.

          Total stockholders’ equity increased by 12.4% to $146.3 million as of December 31, 2007 from $130.2 million as of December 31, 2006. The increase in 2007 resulted from net income of $19.2 million, as well as the following factors:

•	cash dividends of $6.6 million,

•	a favorable change in the AFS adjustment for the market valuation on securities held for sale of $1.9 million, net of tax,

•	positive minimum pension liability adjustment of $232,000, net of tax,

•	$243,000 for the acquisition of treasury stock and

•	$1.2 million related to stock option exercises.

          The 2008 AFS adjustment was primarily related to a 574 basis point decrease in the two to five year U.S. Treasury rates during 2008. Management has factored this into the determination of the size of the AFS portfolio to assure that stockholders’ equity is adequate under various scenarios.

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

Allowance for Loan Losses

          The Company maintains an allowance for loan losses to provide for probable incurred credit losses. Loan losses are charged against the allowance when management believes that the principle is uncollectable. Subsequent recoveries, if any, are credited to the allowance. Allocations of the allowance are made for specific loans and for pools of similar types of loans, although the entire allowance is available for any loan that, in management’s judgment, should be charged against the allowance. A provision for loan losses is taken based on management’s ongoing evaluation of the appropriate allowance balance. A formal evaluation of the adequacy of the loan loss allowance is conducted at least monthly and more often if deemed necessary. The ultimate recovery of all loans is susceptible to future market factors beyond the Company’s control.

          The level of loan loss provision is influenced by growth in the overall loan portfolio, emerging market risk, emerging concentration risk, commercial loan focus and large credit concentration, new industry lending activity, general economic conditions and historical loss analysis. In addition, management gives consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Furthermore, management’s overall view on credit quality is a factor in the determination of the provision.

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

          The servicing assets had a fair value of $2.1 million and $2.5 million at December 31, 2008 and 2007, respectively. At December 31, 2008, key economic assumptions and the sensitivity of the current fair value of mortgage servicing rights to an immediate 10% and 20% adverse changes in those assumptions are as follows:

Fair value of mortgage servicing assets	$2,148
Constant prepayment speed (PSA)	287
Impact on fair value of 10% adverse change	$(110)
Impact on fair value of 20% adverse change	(206)
Discount rate	9.4%
Impact on fair value of 10% adverse change	$(54)
Impact on fair value of 20% adverse change	(107)

          These sensitivities are hypothetical and should not be relied upon. As the figures indicate, changes in value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the value of the servicing asset is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which might magnify or counteract the sensitivities.

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

Valuation of Investment Securities

          The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Different judgments and assumptions used in pricing could result in different estimates of value.

          At the end of each reporting period securities held in the investment portfolio are evaluated on an individual security level for other-than-temporary impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. An impairment is other-than-temporary if the decline in the fair value of the security is below its amortized cost and it is probable that all amounts due according to the contractual terms of a debt security will not be received. Significant judgments are required in determining impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and the change in interest rates.

          We consider the following factors when determining an other-than-temporary impairment for a security or investment:

•	The length of time and the extent to which the market value has been less than amortized cost;

•	The financial condition and near-term prospects of the issuer;

•	The underlying fundamentals of the relevant market and the outlook for such market for the near future; and

•	Our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in market value.

          For the private label mortgage-backed securities, additional analysis is performed to determine if an other-than-temporary impairment needs to be recorded for these securities. This analysis includes outside, third party assistance and includes projecting the cash flows of the individual securities using several different scenarios regarding collateral defaults, prepayment speeds, expected losses and the severity of potential losses.

          If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security will be written down to the then-current fair value, and the unrealized loss will be transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of other than temporary impairment). In addition, discount accretion will be discontinued on any bond that meets one or both of the following: (1) the rating by S&P, Moody’s or Fitch decreases to below “A” and/or (2) the cash flow analysis on a security indicates under any scenario modeled there is a potential to not receive the full amount invested in the security.

Newly Issued But Not Yet Effective Accounting Standards

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

Liquidity

          Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. Given current prepayment assumptions, the cash flow from the securities portfolio is expected to provide approximately $85.3 million of funding in 2009.

          In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2008, the Company had $180.0 million in Federal Funds lines with correspondent banks and may borrow up to $300.0 million at the Federal Home Loan Bank of Indianapolis. The Company had all of its securities in the available for sale (AFS) portfolio at December 31, 2008. Therefore, the Company may sell securities to meet funding demands. Management believes that the securities in the AFS portfolio are of high quality and would therefore be marketable. Approximately 64% of this portfolio is comprised of Federal agency securities or mortgage-backed securities directly or indirectly backed by the Federal government. In addition, the Company has historically sold the majority of its originated mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.

          As a result of the unprecedented activity in the financial markets during the third and fourth quarters of 2008, the Company has reviewed its liquidity plan and has taken several actions designed to provide for an appropriate funding strategy in this unsettled environment. These actions include: actively communicating with correspondent banks who provide federal fund lines to ensure availability of these funds; expanded use of brokered certificate of deposits, which have been readily available to the Company at competitive rates; allocation of collateral at the Federal Reserve Bank for potential borrowings under their programs; increased usage of FHLB advances at advantageous rates and an increased focus on attractive core deposit programs offered by the Company. The Company will have capacity at the Federal Reserve Bank of more than $500 million given current collateral structure and the terms of these facilities.

          During 2008, cash and cash equivalents decreased $3.7 million from $67.7 million as of December 31, 2007 to $64.0 million as of December 31, 2008. The primary driver of this decrease was an increase in loan balances of $317.5 million, which is net of approximately $41.0 million of loans originated and sold in 2008. Other uses of funds included the purchase of securities of $143.2 million and a $113.6 million paydown of short-term borrowings. Sources of funds were proceeds from deposit increases of $406.4 million, proceeds from long-term borrowings of $90.0 million, proceeds from maturities, calls and principal paydowns of securities of $66.5 million and proceeds from loan sales of $41.5 million.

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

	Payments Due by Period

	Total	One year or less	1-3 years	4-5 years	After 5 years

	(in thousands)
Certificates of deposit	$426,895	$355,103	$67,948	$3,734	$110
Long-term debt	90,043	50,000	25,000	15,000	43
Operating leases	43	34	9	0	0
Subordinated debentures	30,928	0	0	0	30,928

Total contractual long-term cash obligations	$547,909	$405,137	$92,957	$18,734	$31,081

	Amount of Commitment Expiration Per Period

	Total Amount Committed	One year or less	Over one year

	(in thousands)
Unused loan commitments	$770,746	$538,989	$231,757
Commercial letters of credit	1,165	1,165	0
Standby letters of credit	25,825	18,052	7,773

Total commitments and letters of credit	$797,736	$558,206	$239,530

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management (ALCO) and Securities

          Interest rate risk represents the Company’s primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk, does not own any significant derivative financial instruments and does not maintain a trading portfolio. The Board of Directors annually reviews and approves the ALCO policy used to manage interest rate risk. This policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. Given the Company’s mix of interest bearing liabilities and interest bearing assets on December 31, 2008, the net interest margin could be expected to decline in a falling interest rate environment and conversely, to increase in a rising rate environment. During 2008 in response to the deteriorating economic environment the FOMC lowered the target federal funds rate on ten separate occasions. The target federal funds rate was 4.25% at the beginning of 2008 and was a range of 0% to .25% as of December 31, 2008. The result of these actions was a reduction in the Company’s yield on earning assets of 1.05%. The decrease in the yield on earning assets was offset by a decrease in the rates paid on deposit accounts. The rate paid on deposit accounts and purchased funds decreased from 3.77% for 2007 to 2.76% for 2008. The combined result of the decreases in the yield on earning assets and in the rates paid on deposits and purchased funds was a decrease in the net margin from 3.22% for 2007 to 3.14% for 2008. Future changes in the net interest margin will be dependent upon multiple factors including further actions by the FOMC during 2009 in response to economic conditions, competitive pressures in the various markets served, and changes in the structure of the balance sheet as a result of changes in customer demands for products and services.

          The Company utilizes a computer program to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves, as well as other factors. The ALCO committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. Although management does not consider GAP ratios in this planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company’s cumulative repricing GAP ratio as of December 31, 2008 for the next 12 months using a rates unchanged scenario was a negative 17.00% of earning assets.

          The Company’s investment portfolio consists of U.S. Treasury securities, agencies, mortgage-backed securities and municipal bonds. During 2008, purchases in the securities portfolio consisted primarily of agency securities, private label mortgage-backed securities and municipal bonds. As of December 31, 2008, the Company’s investment in mortgage-backed securities represented approximately 81% of total securities, with 78% of the securities consisting of CMOs and mortgage pools issued by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae, Fannie Mae and Freddie Mac securities are each guaranteed by their respective agencies as to principal and interest. The private label mortgage-backed securities (CMOs not issued by the government or government sponsored agencies) comprised approximately 22% of the total securities portfolio. These private label mortgage-backed securities are all super senior securities, were rated AAA or better at the time of purchase and met specific criteria established by the Asset Liability Management Committee of the Company. All mortgage securities purchased by the Company are within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company’s investment policy. The Company uses Bloomberg analytics to evaluate and monitor all purchases. As of December 31, 2008, the securities in the AFS portfolio had approximately a five and one-half year average life with approximately 15% price depreciation in the event of a 300 basis points upward movement. The portfolio had approximately 5% price appreciation in the event of a 300 basis point downward movement in rates. As of December 31, 2008, all mortgage-backed securities were performing in a manner consistent with management’s original ALCO modeled expectations.

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

2008
Principal/Notional Amount Maturing in:
(in thousands)

								Fair Value 12/31/2008

	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total

Rate sensitive assets:
Fixed interest rate loans	$233,791	$154,216	$127,716	$121,875	$165,540	$62,159	$865,297	$882,148
Average interest rate	6.19%	6.55%	6.63%	6.52%	5.92%	6.32%	6.32%
Variable interest rate loans	$655,893	$69,715	$46,169	$26,468	$31,962	$137,830	$968,037	$964,679
Average interest rate	3.37%	3.26%	3.49%	3.26%	3.26%	3.26%	3.34%
Fixed interest rate securities	$205,454	$78,307	$29,830	$16,545	$10,998	$62,914	$404,048	$386,859
Average interest rate	5.46%	6.30%	7.04%	5.36%	5.62%	5.25%	5.75%
Variable interest rate securities	$169	$0	$0	$0	$0	$0	$169	$171
Average interest rate	5.98%	0.00%	0.00%	0.00%	0.00%	0.00%	5.98%
Other interest-bearing assets	$6,858	$0	$0	$0	$0	$0	$6,858	$6,858
Average interest rate	0.58%	0.00%	0.00%	0.00%	0.00%	0.00%	0.58%
Rate sensitive liabilities:
Non-interest bearing checking	$230,716	$0	$0	$0	$0	$0	$230,716	$230,716
Average interest rate
Savings & interest bearing checking	$656,239	$0	$0	$0	$0	$0	$656,239	$656,239
Average interest rate	1.08%	0.00%	0.00%	0.00%	0.00%	0.00%	1.08%
Time deposits	$849,234	$88,286	$46,850	$7,229	$6,209	$536	$998,344	$1,013,798
Average interest rate	3.38%	4.03%	4.53%	4.47%	4.25%	4.25%	3.51%
Fixed interest rate borrowings	$70,288	$0	$25,000	$0	$15,000	$43	$110,331	$114,291
Average interest rate	2.80%	0.00%	4.61%	0.00%	4.49%	6.15%	3.44%
Variable interest rate borrowings	$182,321	$0	$0	$0	$0	$30,928	$213,249	$213,283
Average interest rate	3.53%	0.00%	0.00%	0.00%	0.00%	1.41%	1.15%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS (in thousands except share data)

December 31	2008	2007

ASSETS
Cash and due from banks	$57,149	$56,278
Short-term investments	6,858	11,413

Total cash and cash equivalents	64,007	67,691

Securities available for sale (carried at fair value)	387,030	327,757
Real estate mortgage loans held for sale	401	537

Loans, net of allowance for loan losses of $18,860 and $15,801	1,814,474	1,507,919

Land, premises and equipment, net	30,519	27,525
Bank owned life insurance	33,966	21,543
Accrued income receivable	8,599	9,126
Goodwill	4,970	4,970
Other intangible assets	413	619
Other assets	33,066	21,446

Total assets	$2,377,445	$1,989,133

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Noninterest bearing deposits	$230,716	$255,348
Interest bearing deposits	1,654,583	1,223,570

Total deposits	1,885,299	1,478,918

Short-term borrowings
Federal funds purchased	19,000	70,010
Securities sold under agreements to repurchase	137,769	154,913
U.S. Treasury demand notes	840	1,242
Other short-term borrowings	45,000	90,000

Total short-term borrowings	202,609	316,165

Accrued expenses payable	17,163	15,497
Other liabilities	1,523	1,311
Long-term borrowings	90,043	44
Subordinated debentures	30,928	30,928

Total liabilities	2,227,565	1,842,863

Commitments, off-balance sheet risks and contingencies (Notes 1 and 19)

STOCKHOLDERS’ EQUITY

Common stock: 90,000,000 shares authorized, no par value 12,373,080 shares issued and 12,266,849 outstanding as of December 31, 2008 12,207,723 shares issued and 12,111,703 outstanding as of December 31, 2007	1,453	1,453
Additional paid-in capital	20,632	18,078
Retained earnings	141,371	129,090
Accumulated other comprehensive loss	(12,024)	(1,010)
Treasury stock, at cost (2008 - 106,231 shares, 2007 - 96,020 shares)	(1,552)	(1,341)

Total stockholders’ equity	149,880	146,270

Total liabilities and stockholders’ equity	$2,377,445	$1,989,133

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands except share and per share data)

Years Ended December 31	2008	2007	2006

NET INTEREST INCOME
Interest and fees on loans
Taxable	$99,538	$102,840	$91,946
Tax exempt	113	137	279
Interest and dividends on securities
Taxable	16,202	11,591	10,123
Tax exempt	2,411	2,474	2,405
Interest on short-term investments	220	931	798

Total interest income	118,484	117,973	105,551

Interest on deposits	44,580	53,614	45,101
Interest on borrowings
Short-term	5,620	7,239	5,594
Long-term	5,016	2,564	2,529

Total interest expense	55,216	63,417	53,224

NET INTEREST INCOME	63,268	54,556	52,327

Provision for loan losses	10,207	4,298	2,644

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	53,061	50,258	49,683

NONINTEREST INCOME
Wealth advisory fees	3,278	3,142	2,550
Investment brokerage fees	1,872	1,491	1,290
Service charges on deposit accounts	8,603	7,238	7,260
Loan, insurance and service fees	2,811	2,483	2,292
Merchant card fee income	3,471	3,286	2,943
Other income	1,826	1,837	1,946
Net gains on sales of real estate mortgage loans held for sale	786	676	581
Net securities gains/(losses)	39	89	(68)
Gain on redemption of Visa shares	642	0	0

Total noninterest income	23,328	20,242	18,794

NONINTEREST EXPENSE
Salaries and employee benefits	25,482	23,817	22,378
Net occupancy expense	3,082	2,734	2,510
Equipment costs	1,941	1,906	1,799
Data processing fees and supplies	3,645	3,096	2,626
Credit card interchange	2,321	2,204	1,988
Other expense	11,010	9,166	8,941

Total noninterest expense	47,481	42,923	40,242

INCOME BEFORE INCOME TAX EXPENSE	28,908	27,577	28,235

Income tax expense	9,207	8,366	9,514

NET INCOME	$19,701	$19,211	$18,721

BASIC WEIGHTED AVERAGE COMMON SHARES	12,271,927	12,188,594	12,069,300

BASIC EARNINGS PER COMMON SHARE	$1.61	$1.58	$1.55

DILUTED WEIGHTED AVERAGE COMMON SHARES	12,459,802	12,424,137	12,375,467

DILUTED EARNINGS PER COMMON SHARE	$1.58	$1.55	$1.51

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (in thousands except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

Balance at January 1, 2006	$1,453	$14,287	$102,327	$(3,814)	$(919)	$113,334

Comprehensive income:
Net income			18,721			18,721
Other comprehensive income, net of tax				1,084		1,084

Comprehensive income						19,805
Adjustment to initially apply SFAS No. 158, net of tax of $305				(448)		(448)
Cash dividends declared, $.375 per share			(4,532)			(4,532)
Treasury shares purchased under deferred directors’ plan (9,361 shares)		210			(210)	0
Stock issued for stock option exercises (145,700 shares)		1,148				1,148
Tax benefit of stock option exercises		692				692
Stock option expense		188				188

Balance at December 31, 2006	1,453	16,525	116,516	(3,178)	(1,129)	130,187
Comprehensive income:
Net income			19,211			19,211
Other comprehensive income, net of tax				2,168		2,168

Comprehensive income						21,379
Cash dividends declared, $.545 per share			(6,637)			(6,637)
Treasury shares purchased under deferred directors’ plan (10,557 shares)		243			(243)	0
Treasury stock sold and distributed under deferred directors’ plan (1,322 shares)		(31)			31	0
Stock issued for stock option exercises (98,117 shares, net of 8,202 shares redeemed)		771				771
Tax benefit of stock option exercises		396				396
Stock option expense		174				174

Balance at December 31, 2007	1,453	18,078	129,090	(1,010)	(1,341)	146,270
Comprehensive income:
Net income			19,701			19,701
Other comprehensive income (loss), net of tax				(11,029)		(11,029)

Comprehensive income						8,672
Cash dividends declared, $.605 per share			(7,417)			(7,417)
Treasury shares purchased under deferred directors’ plan (10,211 shares)		211			(211)	0
Stock issued for stock option exercises (165,357 shares)		1,354				1,354
Tax benefit of stock option exercises		756				756
Stock option expense		233				233
Adjustment to initially apply measurement date provision of SFAS No. 158, net of tax of $8 (Note 12)			(3)	15		12

Balance at December 31, 2008	$1,453	$20,632	$141,371	$(12,024)	$(1,552)	$149,880

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

Years Ended December 31	2008	2007	2006

Cash flows from operating activities:
Net income	$19,701	$19,211	$18,721
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,940	1,721	1,650
Provision for loan losses	10,207	4,298	2,644
Write down of other real estate owned	285	127	0
Amortization of intangible assets	206	206	209
Amortization of loan servicing rights	399	416	454
Net change in loan servicing rights valuation allowance	(23)	(49)	(67)
Loans originated for sale	(41,000)	(37,539)	(38,614)
Net gain on sales of loans	(786)	(676)	(581)
Proceeds from sale of loans	41,544	39,526	37,683
Net gain on sale of Visa redemption shares	(642)	0	0
Net (gain) loss on sale of premises and equipment	(10)	1	(14)
Net (gain) loss on securities available for sale	(39)	(89)	68
Net securities amortization (accretion)	(41)	473	1,743
Stock compensation expense	233	174	188
Earnings on life insurance	(965)	(810)	(755)
Tax benefit of stock option exercises	(756)	(396)	(692)
Net change:
Accrued income receivable	527	(406)	(1,304)
Accrued expenses payable	564	3,770	1,183
Other assets	(2,326)	1,858	(2,152)
Other liabilities	334	1,216	(171)

Total adjustments	9,651	13,821	1,472

Net cash from operating activities	29,352	33,032	20,193
Cash flows from investing activities:
Proceeds from sale of securities available for sale	0	31,612	21,634
Proceeds from maturities, calls and principal paydowns of securities available for sale	66,527	43,628	46,794
Purchases of securities available for sale	(143,153)	(104,007)	(74,240)
Purchase of life insurance	(11,458)	(163)	(161)
Net increase in total loans	(317,454)	(178,171)	(156,133)
Proceeds from sales of land, premises and equipment	114	85	210
Purchases of land, premises and equipment	(5,038)	(4,155)	(2,460)
Proceeds from sales of other real estate owned	120	11	0

Net cash from investing activities	(410,342)	(211,160)	(164,356)
Cash flows from financing activities:
Net increase in total deposits	406,381	3,153	209,520
Net increase (decrease) in short-term borrowings	(113,556)	128,681	(24,058)
Proceeds from long-term borrowings	90,000	0	0
Payments on long-term borrowings	(1)	(1)	(1)
Dividends paid	(7,417)	(6,637)	(5,908)
Proceeds from stock option exercise	2,110	1,167	1,840
Purchase of treasury stock	(211)	(243)	(210)

Net cash from financing activities	377,306	126,120	181,183

Net change in cash and cash equivalents	(3,684)	(52,008)	37,020
Cash and cash equivalents at beginning of the year	67,691	119,699	82,679

Cash and cash equivalents at end of the year	$64,007	$67,691	$119,699

Cash paid during the year for:
Interest	$56,508	$59,822	$51,937
Income taxes	8,445	8,427	11,205
Supplemental non-cash disclosures:
Loans transferred to other real estate	692	5,328	71

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:

          The consolidated financial statements include Lakeland Financial Corporation and its wholly-owned subsidiary, Lake City Bank (the “Bank”), together referred to as (the “Company”). Also included in the consolidated financial statements prior to December 27, 2006 is LCB Investments, Limited, a wholly-owned subsidiary of Lake City Bank, which was a Bermuda corporation that managed a portion of the Bank’s investment portfolio. On December 27, 2006, all securities were transferred to Lake City Bank from LCB Investments, Limited. On December 18, 2006, LCB Investments II, Inc. was formed as a wholly owned subsidiary of Lake City Bank incorporated in Nevada to manage a portion of the Bank’s investment portfolio beginning in 2007. On December 21, 2006 LCB Funding, Inc., a real estate investment trust incorporated in Maryland, was formed as a wholly-owned subsidiary of LCB Investments II, Inc. All intercompany transactions and balances are eliminated in consolidation.

          The Company provides financial services through its subsidiary, Lake City Bank, a full-service commercial bank with 43 branch offices in twelve counties in northern Indiana. The Company also operates a loan production office in Indianapolis, which is staffed by a commercial loan officer and was opened in 2006. The Company provides commercial, retail, trust and investment services to its customers. Commercial products include commercial loans and technology-driven solutions to meet commercial customers’ treasury management needs such as internet business banking and on-line treasury management services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans. The Company provides credit card services to retail and commercial customers through its retail card program and merchant processing activity. The Company also has an Honors Private Banking program that is positioned to serve the more financially sophisticated customer with a menu including brokerage and trust services, executive mortgage programs and access to financial planning seminars and programs. The Company provides trust clients with traditional personal and corporate trust services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance. Other financial instruments, which represent potential concentrations of credit risk, include deposit accounts in other financial institutions.

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

          Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over estimated lives for mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date. Securities are written down to fair value when a decline in fair value is deemed to be other than temporary, as more fully discussed in Note 2.

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

Allowance for Loan Losses:

          The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the principle of the loan is uncollectable of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Company has an established process to determine the adequacy of the allowance for loan losses that generally includes consideration of the following factors: changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions that may affect the borrowers’ ability to repay. Consideration is not limited to these factors, although they represent the most commonly cited factors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments in Limited Partnerships:

          Investments in limited partnerships represent the Company’s investments in affordable housing projects for the primary purpose of available tax benefits. The Company is a limited partner in these investments and as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the balance sheet. These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable. The investment recorded at December 31, 2008 and 2007 was $606,000 and $334,000 and is included with other assets in the balance sheet.

Foreclosed Assets:

          Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. At December 31, 2008 and 2007, the balance of repossessed assets and real estate owned was $1.1 million and $2.4 million and are included with other assets on the balance sheet.

Land, Premises and Equipment:

          Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the useful lives of the assets. Premises assets have useful lives between 7 and 40 years. Equipment assets have useful lives between 3 and 7 years.

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

Bank Owned Life Insurance:

          At December 31, 2008 and 2007, the Company owned $33.5 million and $20.8 million of life insurance policies on certain officers to provide life insurance for these officers. At December 31, 2008 and 2007 the Company also owned $510,000 and $719,000 of variable life insurance on certain officers related to a deferred compensation plan. Bank owned life insurance is recorded at the amount that can be realized, which is the cash surrender value adjusted, in accordance with EITF 06-05, for other changes or other amounts due that are probable at settlement.

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

Stock Compensation:

          Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period.

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

Earnings Per Common Share:

          Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in Treasury Stock for 2008 and 2007 reflect the acquisition of 106,231 and 96,020 shares, respectively, of Lakeland Financial Corporation common stock that have been purchased under the directors’ deferred compensation plan described above. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

Comprehensive Income:

          Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale during the year and changes in defined benefit pension plans, which are also recognized as a separate component of equity.

          The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,

	2008	2007	2006

	(in thousands)

Unrealized holding gain/(loss) on securities available for sale arising during the period	$(17,394)	$3,272	$1,188
Reclassification adjustment for (gains)/losses included in net income	(39)	(89)	68

Net securities gain /(loss) activity during the period	(17,433)	3,183	1,256
Tax effect	7,048	(1,247)	(267)

Net of tax amount	(10,385)	1,936	989

Net gain (loss) on defined benefit pension plans	(1,179)	277	160
Amortization of net actuarial loss	113	114	0

Net gain/(loss) activity during the period	(1,066)	391	160
Tax effect	422	(159)	(65)

Net of tax amount	(644)	232	95

Other comprehensive income/(loss), net of tax	$(11,029)	$2,168	$1,084

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Contingencies:

          Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash:

          The Company was required to have $7.2 million and $5.7 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2008 and 2007.

Dividend Restriction:

          Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to its shareholders. These restrictions pose no practical limit on the ability of the Bank or Company to pay dividends at historical levels. In addition, as a result of the Company’s participation in the TARP Capital Purchase Program, the Company may not increase the quarterly dividends it pays on the Company’s common stock above $0.155 per share for three years, without the consent of Treasury, unless Treasury no longer holds shares of the Series A Preferred Stock.

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

Industry Segments:

          The Company’s chief decision-makers monitor and evaluate financial performance on a Company-wide basis. All of the Company’s financial service operations are similar and considered by management to be aggregated into one reportable operating segment. While the Company has assigned certain management responsibilities by region and business-line, the Company’s chief decision-makers monitor and evaluate financial performance on a Company-wide basis. The majority of the Company’s revenue is from the business of banking and the Company’s assigned regions have similar economic characteristics, products, services and customers. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          The Company adopted FASB Statement of Financial Accounting Standards No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” on January 1, 2008. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or liabilities as of December 31, 2008.

          Emerging Issues Task Force (EITF) Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements is effective for fiscal years beginning after December 15, 2007, with earlier adoption permitted. EITF Issue 06-04 requires that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee and all available evidence should be considered in determining the substance of the arrangement, such as the explicit written terms of the arrangement, communications made by the employer to the employee, and the determination of whether the employer or the insurer is the primary obligor for the postretirement benefit. The Company does not have any postretirement benefit on endorsement split-dollar life insurance and therefore the adoption of this standard did not have any material effect on the Company’s operating results or financial condition.

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

          In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company does not use the simplified method for share options and therefore SAB No. 110 has no impact on the Company’s consolidated financial statements.

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

          FASB Staff Position (FSP) No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 is effective for interim and annual reporting periods beginning after December 15, 2008, and shall be applied prospectively. FSP EITF 99-20-1retains and emphasizes the other-than-temporary impairment assessment guidance and required disclosures in Statement 115, FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, SEC Staff Accounting Bulletin (SAB) Topic 5M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, and other related literature. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

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

	Fair Value	Gross Unrealized Gain	Gross Unrealized Losses

	(in thousands)

2008

U.S. Treasury securities	$1,025	$24	$0
U.S. Government agencies	15,685	232	0
Mortgage-backed securities	314,669	3,907	(21,920)
State and municipal securities	55,651	970	(400)

Total	$387,030	$5,133	$(22,320)

2007

U.S. Treasury securities	$1,206	$5	$0
U.S. Government agencies	18,555	48	(32)
Mortgage-backed securities	250,495	1,210	(1,873)
State and municipal securities	57,501	1,037	(149)

Total	$327,757	$2,300	$(2,054)

NOTE 2 – SECURITIES (continued)

          Information regarding the fair value of available for sale debt securities by maturity as of December 31, 2008 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

Fair Value

(in thousands)
Due in one year or less	$12,546
Due after one year through five years	8,184
Due after five years through ten years	33,618
Due after ten years	18,013

72,361
Mortgage-backed securities	314,669

Total debt securities	$387,030

          Security proceeds, gross gains and gross losses for 2008, 2007 and 2006 were as follows:

	2008	2007	2006

	(in thousands)
Sales of securities available for sale
Proceeds	$0	$31,612	$21,634
Gross gains	0	219	78
Gross losses	0	130	146

          There were no security sales in 2008. All of the gains and losses were from calls or maturities.

          Securities with carrying values of $289.7 million and $239.5 million were pledged as of December 31, 2008 and 2007, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law.

          Information regarding securities with unrealized losses as of December 31, 2008 and 2007 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)

2008

U.S. Treasury securities	$0	$0	$0	$0	$0	$0
U.S. Government agencies	0	0	0	0	0	0
Mortgage-backed securities	97,113	15,362	26,080	6,558	123,193	21,920
State and municipal securities	14,663	373	877	27	15,540	400

Total temporarily impaired	$111,776	$15,735	$26,957	$6,585	$138,733	$22,320

2007

U.S. Treasury securities	$0	$0	$0	$0	$0	$0
U.S. Government agencies	0	0	12,890	32	12,890	32
Mortgage-backed securities	45,424	740	98,068	1,133	143,492	1,873
State and municipal securities	9,595	132	1,734	17	11,329	149

Total temporarily impaired	$55,019	$872	$112,692	$1,182	$167,711	$2,054

NOTE 2 – SECURITIES (continued)

          The number of securities with unrealized losses as of December 31, 2008 and 2007 is presented below.

	Less than 12 months	12 months or more	Total

2008

U.S. Treasury securities	0	0	0
U.S. Government agencies	0	0	0
Mortgage-backed securities	31	17	48
State and municipal securities	37	2	39

Total temporarily impaired	68	19	87

2007

U.S. Treasury securities	0	0	0
U.S. Government agencies	0	4	4
Mortgage-backed securities	12	46	58
State and municipal securities	20	18	38

Total temporarily impaired	32	68	100

          All of the following are considered to determine whether or not the impairment of these securities is other-than-temporary. Seventy-eight percent of the securities are backed by the U.S. Government, government agencies, government sponsored agencies or are A rated or better, except for certain non-local municipal securities. Mortgage-backed securities which are not issued by the U.S. Government or government sponsored agencies (private label mortgage-backed securities) met specific criteria set by the Asset Liability Management Committee at their time of purchase, including having the highest rating available by either Moody’s or S&P. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed are being received. For the government, government-sponsored agency and municipal securities there are no concerns of credit losses and there is nothing to indicate that full principal will not be received. Management considers the unrealized losses on these securities to be primarily interest rate driven and no loss is expected to be realized unless the securities are sold.

          For the private label mortgage-backed securities, additional analysis is performed to determine if the impairment is temporary or other-than-temporary in which case impairment would need to be recorded for these securities. This analysis includes outside, third party assistance and includes projecting the cash flows of the individual securities using several different scenarios regarding collateral defaults, prepayment speeds, expected losses and the severity of potential losses. As of December 31, 2008, the Company had $85.1 million of collateralized mortgage obligations which were not issued by the federal government or government sponsored agencies, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. Fourteen of the 24 private label MBS were still rated AAA/Aaa as of December 31, 2008, but ten were downgraded by S&P, Fitch and/or Moody’s, including four which were ranked below investment grade by one or more rating agencies. Based upon this analysis the Company expects to collect all principal and interest amounts and does not believe any other-than-temporary impairment needs to be recorded.

          The Company does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, the current intent and ability is to hold them until a recovery in fair value or maturity.

NOTE 3 - LOANS

          Total loans outstanding as of year-end consisted of the following:

	2008	2007

	(in thousands)
Commercial and industrial loans	$1,201,611	$968,336
Commercial real estate multifamily loans	25,428	16,839
Commercial real estate construction loans	116,970	84,498
Agri-business and agricultural loans	189,007	170,921
Residential real estate mortgage loans	117,230	124,107
Home equity loans	128,219	108,429
Installment loans and other consumer loans	55,102	50,516

Subtotal	1,833,567	1,523,646
Less: Allowance for loan losses	(18,860)	(15,801)
Net deferred loan (fees)/costs	(233)	74

Loans, net	$1,814,474	$1,507,919

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

          The following is an analysis of the allowance for loan losses for 2008, 2007 and 2006:

	2008	2007	2006

	(in thousands)
Balance, January 1,	$15,801	$14,463	$12,774
Provision for loan losses	10,207	4,298	2,644
Loans charged-off	(7,606)	(3,392)	(1,072)
Recoveries	458	432	117

Net loans charged-off	(7,148)	(2,960)	(955)

Balance December 31	$18,860	$15,801	$14,463

Nonaccrual loans	$20,810	$7,039	$13,820
Interest not recorded on nonaccrual loans	897	1,033	776
Loans past due 90 days and still accruing	478	409	299

          As of December 31, 2008, 2007 and 2006 there were no loans renegotiated as troubled debt restructurings.

          Impaired loans were as follows:

	2008	2007

	(in thousands)
Year-end loans with no allocated allowance for loan losses	$0	$0
Year-end loans with allocated allowance for loan losses	20,304	6,748

	$20,304	$6,748

Amount of the allowance for loan losses allocated	$3,228	$2,343

	2008	2007	2006

	(in thousands)
Average of impaired loans during the year	$15,316	$11,773	$8,915
Interest income recognized during impairment	34	14	0
Cash-basis interest income recognized	11	8	0

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

          The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring. For December 31, 2008 and 2007 the total for impaired loans were also included in the total for nonaccrual loans. Total impaired loans increased by $13.6 million to $20.3 million at December 31, 2008 from $6.7 million at December 31, 2007. The increase in impaired and nonaccrual loans resulted from the addition of four commercial relationships totaling $14.4 million. The majority of the balance of nonperforming and impaired loans at December 2007 is a single commercial credit of $4.2 million. As of December 31, 2008, this credit was not included in the balance of nonperforming and impaired loans.

NOTE 5 - SECONDARY MORTGAGE MARKET ACTIVITIES

          Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $248.8 million and $245.3 million at December 31, 2008 and 2007. Loan servicing income/(loss) excluding adjustments to the valuation allowance included in loan, insurance and service fees was $620,000, $621,000 and $619,000 for 2008, 2007 and 2006. Late fees and ancillary fees are not material. Information on loan servicing rights, which are included in other assets, follows:

	2008	2007	2006

	(in thousands)
Loan servicing rights:
Carrying amount at beginning of year	$1,677	$1,766	$1,923
Originations	379	327	297
Amortization	(399)	(416)	(454)

Carrying amount before valuation allowance	$1,657	$1,677	$1,766

	2008	2007	2006

	(in thousands)
Valuation allowance:
Beginning of year	$69	$118	$185
Provisions/(recoveries)	(23)	(49)	(67)

End of year	46	69	118

Carrying amount at end of year	$1,611	$1,608	$1,648

Fair value at beginning of the year	$2,483	$2,397	$2,604
Fair value at the end of the year	$2,148	$2,483	$2,397

          Fair value at year end 2008 was determined using weighted average discount rates 9.4%, a weighted average constant prepayment rate of 17.2% and a weighted average default rate of .32%. Fair value at year end 2007 was determined using a weighted average discount rate of 9.4%, a weighted average constant prepayment rate of 13.1% and a weighted average default rate of .33%.

NOTE 6 - LAND, PREMISES AND EQUIPMENT, NET

          Land, premises and equipment and related accumulated depreciation were as follows at December 31:

	2008	2007

	(in thousands)
Land	$9,932	$9,866
Premises	24,747	24,209
Equipment	17,186	13,879

Total cost	51,865	47,954
Less accumulated depreciation	21,346	20,429

Land, premises and equipment, net	$30,519	$27,525

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

          There have been no changes in the $5.0 million carrying amount of goodwill since 2002.

Acquired Intangible Assets

	As of December 31, 2008		As of December 31, 2007

	(in thousands)		(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets
Core deposit	$2,032	$1,883	$2,032	$1,735
Trust deposit relationships	572	308	572	250

Total	$2,604	$2,191	$2,604	$1,985

          Aggregate amortization expense was $206,000, $206,000 and $209,000 for 2008, 2007 and 2006.

          Estimated amortization expense for each of the next five years:

Amount

(in thousands)
2009	$206
2010	54
2011	54
2012	52
2013	47

NOTE 8 – DEPOSITS

          The aggregate amount of time deposits, each with a minimum denomination of $100,000, was approximately $637.6 million and $384.3 million at December 31, 2008 and 2007.

          At December 31, 2008, the scheduled maturities of time deposits were as follows:

Amount

(in thousands)
Maturing in 2009	$849,035
Maturing in 2010	88,285
Maturing in 2011	47,050
Maturing in 2012	7,229
Maturing in 2013	6,209
Thereafter	536

Total time deposits	$998,344

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

          Securities sold under agreements to repurchase (“repo accounts”) represent collateralized borrowings with customers located primarily within the Company’s service area. Repo accounts are not covered by federal deposit insurance and are secured by securities owned. Information on these liabilities and the related collateral for 2008 and 2007 is as follows:

	2008	2007

	(in thousands)
Average daily balance during the year	$153,363	$121,372
Average interest rate during the year	1.85%	3.52%
Maximum month-end balance during the year	$175,427	$154,913
Securities underlying the agreements at year-end
Fair value	$187,911	$160,272

Term	Repurchase Liability	Weighted Average Interest Rate	Collateral at Fair Values

	(in thousands)		(in thousands)
Mortgage-backed securities:
On demand	$137,321	0.43%	$186,666
31- to 90 days	139	1.75%	386
Over 90 days	309	0.30%	859

Total	$137,769	0.43%	$187,911

          The Company retains the right to substitute similar type securities, and has the right to withdraw all collateral applicable to repo accounts whenever the collateral values are in excess of the related repurchase liabilities. At December 31, 2008, there were no material amounts of securities at risk with any one customer. The Company maintains control of these securities through the use of third-party safekeeping arrangements.

NOTE 10 – BORROWINGS

          Long-term borrowings at December 31 consisted of:

	2008	2007

	(in thousands)
Federal Home Loan Bank of Indianapolis Notes, 3.71%, Due January 12, 2009	$50,000	$0
Federal Home Loan Bank of Indianapolis Notes, 4.61%, Due June 13, 2011	25,000	0
Federal Home Loan Bank of Indianapolis Notes, 4.49%, Due May 6, 2013	15,000	0
Federal Home Loan Bank of Indianapolis Notes, 6.15%, Due January 15, 2018	43	44

Total	$90,043	$44

          Long-term borrowings mature over each of the next five years as follows:

(in thousands)

2009	$50,000
2010	0
2011	25,000
2012	0
2013	15,000

NOTE 10 – BORROWINGS (continued)

          Other short-term borrowings at December 31 consisted of:

	2008	2007

	(in thousands)
Federal Home Loan Bank of Indianapolis Notes, 4.58%, Due January 14, 2008	$0	$30,000
Federal Home Loan Bank of Indianapolis Notes, 3.75%, Due February 26, 2008	0	60,000
Federal Home Loan Bank of Indianapolis Notes, 0.65%, Due March 4, 2009	45,000	0

Total	$45,000	$90,000

          All Federal Home Loan Bank (FHLB) notes require monthly interest payments and were secured by residential real estate loans and securities with a carrying value of $291.0 million at December 31, 2008. At December 31, 2008, the Company owned $9.8 million of FHLB stock, which also secures debts to the FHLB. The Company is authorized to borrow up to $300 million at the FHLB.

NOTE 11 – SUBORDINATED DEBENTURES

          Lakeland Statutory Trust II, a trust formed by the Company, issued $30.0 million of floating rate trust preferred securities on October 1, 2003 as part of a privately placed offering of such securities. The Company issued subordinated debentures to the trust in exchange for the proceeds of the trust. Subject to the Company having received prior approval of the Federal Reserve if then required, the Company may redeem the subordinated debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any interest payment date on or after October 1, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures must be redeemed no later than 2033. These securities are considered as Tier I capital (with certain limitations applicable) under current regulatory guidelines. The floating rate of the trust preferred securities and subordinated debentures was 4.509%, 7.880% and 8.410% at December 31, 2008, 2007 and 2006. The holding company’s investment in the common stock of the trust was $928,000 and is included in other assets.

NOTE 12 - EMPLOYEE BENEFIT PLANS

          In April, 2000, the Lakeland Financial Corporation Pension Plan was frozen. The Company also maintains a Supplemental Executive Retirement Plan (SERP) for select officers that was established as a funded, non-qualified deferred compensation plan. No current officers of the Company are participants in the SERP plan and there are 7 total participants. The measurement date for both the pension and SERP plans is December 31 for 2008 and September 30 for 2007.

          In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans – an amendment of FASB No. 87, 88, 106 and 132 (R). This Statement requires that defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end, starting in 2008. Through 2007, the Company utilized the early measurement date option available under FASB Statement No. 87 “Employers’ Accounting for Pensions”, and measured the funded status of the defined benefit plan assets and obligations as of September 30 each year. In accordance with the adoption provisions, the net periodic benefit cost for the period between the September 30 measurement date and the 2008 fiscal year end measurement were allocated proportionately between amounts to be recognized as an adjustment to retained earnings and net periodic benefit cost for the fiscal year. As a result of this adoption, the Company increased January 1, 2008 opening retained earnings by $1,000, decreased deferred income tax assets by $5,000, decreased the pension liability by $13,000 and credited the accumulated other comprehensive income for $7,000 for the pension plan and reduced January 1, 2008 opening retained earnings by $4,000, decreased deferred income tax assets by $4,000, decreased the SERP liability by $7,000 and credited the accumulated other comprehensive income for $7,000 for the SERP plan.

NOTE 12 - EMPLOYEE BENEFIT PLANS (continued)

          Information as to the Company’s plans at December 31 is as follows:

	Pension Benefits		SERP Benefits

	2008	2007	2008	2007

	(in thousands)		(in thousands)
Change in benefit obligation:
Beginning benefit obligation	$2,398	$2,514	$1,299	$1,362
Interest cost	175	142	92	75
Actuarial (gain)/loss	146	(76)	53	(4)
Benefits paid	(377)	(182)	(166)	(134)

Ending benefit obligation	2,342	2,398	1,278	1,299

Change in plan assets (primarily equity and fixed
income investments and money market funds),
at fair value:

Beginning plan assets	2,407	2,182	1,282	1,192
Actual return	(416)	303	(219)	165
Employer contribution	0	104	13	59
Benefits paid	(377)	(182)	(166)	(134)

Ending plan assets	1,614	2,407	910	1,282

Funded status at end of year	$(728)	$9	$(368)	$(17)

          Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		SERP Benefits

	2008	2007	2008	2007

	(in thousands)		(in thousands)
Funded status included in other liabilities	$(728)	$9	$(368)	$(17)

          Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		SERP Benefits

	2008	2007	2008	2007

	(in thousands)		(in thousands)
Net actuarial loss	$2,103	$1,372	$947	$620

NOTE 12 - EMPLOYEE BENEFIT PLANS (continued)

          The accumulated benefit obligation for the pension plan was $2.3 million and $2.4 million for December 31, 2008 and 2007 respectively. The accumulated benefit obligation for the SERP plan was $1.3 million for both December 31, 2008 and 2007.

          Net pension expense includes the following:

	Pension Benefits			SERP Benefits

Net pension expense	2008	2007	2006	2008	2007	2006

	(in thousands)			(in thousands)
Service cost	$0	$0	$0	$0	$0	$0
Interest cost	140	142	144	73	75	75
Expected return on plan assets	(193)	(178)	(167)	(100)	(93)	(93)
Recognized net actuarial (gain) loss	50	57	44	64	57	53

Net pension expense	$(3)	$21	$21	$37	$39	$35

Net loss/(gain)	$794	$(201)	$0	$406	$(76)	$0
Amortization of net loss	(50)	(57)	0	(63)	(57)	0
Change in minimum pension liability	0	0	(160)	0	0	0

Total recognized in other comprehensive income	$744	$(258)	$(160)	$343	$(133)	$0
FAS 158 Adjustment	(13)	0	0	(16)	0	0

Total recognized in net pension expense and other comprehensive income	$728	$(237)	$(139)	$364	$(94)	$35

          The estimated net loss (gain) for the defined benefit pension plan and SERP plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $94,000 for the pension plan and $46,000 for the SERP plan.

Additional Information:

	Pension Benefits			SERP Benefits

	2008	2007	2006	2008	2007	2006

	(in thousands)			(in thousands)
The following assumptions were used in calculating the net benefit obligation:

Weighted average discount rate	5.50%	6.00%	5.75%	5.50%	6.00%	5.75%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A

The following assumptions were used in calculating the net pension expense:

Weighted average discount rate	6.00%	5.75%	5.50%	6.00%	5.75%	5.50%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%

          The expected long-term rate of return on plan assets is developed in consultation with the plan actuary. It is primarily based upon industry trends and consensus rates of return which are then adjusted to reflect the specific asset allocations and historical rates of return of the Company’s plan assets.

NOTE 12 - EMPLOYEE BENEFIT PLANS (continued)

          The asset allocations at the measurement dates of December 31, 2008 and September 30, 2007, by asset category are as follows:

	Pension Plan Assets		SERP Plan Assets

Asset Category	2008	2007	2008	2007

Equity securities	46%	62%	40%	62%
Debt securities	36%	24%	42%	29%
Other	18%	14%	18%	9%

Total	100%	100%	100%	100%

          The Company’s investment strategies are to invest in a prudent manner for the purpose of providing benefits to participants. The investment strategies are targeted to maximize the total return of the portfolio net of inflation, spending and expenses. Risk is controlled through diversification of asset types and investments in domestic and international equities and fixed income securities. Certain asset types and investment strategies are prohibited including: commodities, options, futures, short sales, margin transactions and non-marketable securities. The target allocation is 60% equities and 40% debt securities although acceptable ranges are: 55-65% equities and 35-45% debt securities. Due to the overall decline in equity values during the fourth quarter of 2008, the actual year-end asset mix fell outside of the target allocations.

Contributions

          The Company expects to contribute $250,000 to its pension plan and $136,000 to its SERP plan in 2009.

Estimated Future Benefit Payments

          The following benefit payments are expected to be paid:

Plan Year	Pension Benefits	SERP Benefits

	(in thousands)
2009	$111	$137
2010	116	134
2011	124	131
2012	128	128
2013	130	124
2014-2018	745	550

Other Employee Benefit Plans

          The Company maintains a 401(k) profit sharing plan for all employees meeting age and service requirements. The Company contributions are based upon the percentage of budgeted net income earned during the year. The expense recognized was $1.0 million, $858,000 and $836,000 in 2008, 2007 and 2006.

          Effective January 1, 2004, the Company adopted the Lake City Bank Deferred Compensation Plan. The purpose of the deferred compensation plan is to extend full 401(k) type retirement benefits to certain individuals without regard to statutory limitations under tax qualified plans. The expense recognized was ($394,000), $83,000 and $49,000 in 2008, 2007 and 2006. The benefit recognized in 2008 relates to the significant decline in the indices utilized to calculate the returns on the participant contributions. The plan is funded solely by participant contributions and does not receive a company match.

          Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $3.5 million as of December 31, 2008. On December 31, 2008, no amounts were accrued on these contingent obligations.

NOTE 13 - OTHER EXPENSE

          Other expense for the years ended December 31, was as follows:

	2008	2007	2006

	(in thousands)
Corporate and business development	$1,298	$1,508	$1,458
Advertising	442	304	603
Office supplies	630	496	562
Telephone and postage	1,457	1,219	1,151
Regulatory fees and FDIC insurance	1,434	336	302
Professional fees	2,123	1,548	1,453
Amortization of other intangible assets	206	206	209
Courier and delivery	227	299	395
Miscellaneous	3,193	3,250	2,808

Total other expense	$11,010	$9,166	$8,941

NOTE 14 - INCOME TAXES

          Income tax expense for the years ended December 31, consisted of the following:

	2008	2007	2006

	(in thousands)
Current federal	$7,545	$8,456	$8,391
Deferred federal	981	(69)	(852)
Current state	0	0	1,496
Deferred state	(75)	(417)	(213)
Tax benefit of stock options	756	396	692

Total income tax expense	$9,207	$8,366	$9,514

          Income tax expense included ($15,000), ($36,000) and ($25,000) applicable to security transactions for 2008, 2007 and 2006. The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 35% for 2008, 2007 and 2006 to income before income taxes were as follows:

	2008	2007	2006

	(in thousands)
Income taxes at statutory federal rate	$10,118	$9,652	$9,882
Increase (decrease) in taxes resulting from:
Tax exempt income	(867)	(898)	(918)
Nondeductible expense	202	273	343
State income tax, net of federal tax effect	124	(224)	897
Net operating loss	(30)	(30)	(30)
Tax credits	(71)	(82)	(82)
Bank owned life insurance	(368)	(340)	(317)
Reserve for unrecognized tax benefits	60	0	0
Other	39	15	(261)

Total income tax expense	$9,207	$8,366	$9,514

NOTE 14 - INCOME TAXES (continued)

          The net deferred tax asset recorded in the consolidated balance sheets at December 31, consisted of the following:

	2008		2007

	Federal	State	Federal	State

	(in thousands)
Deferred tax assets:
Bad debts	$6,601	$1,491	$5,268	$1,187
Pension and deferred compensation liability	325	73	391	88
Net operating loss carryforward	59	249	89	349
Nonaccrual loan interest	321	73	533	120
Other	293	45	198	24

	7,599	1,931	6,479	1,768
Deferred tax liabilities:
Accretion	129	21	138	20
Depreciation	1,741	143	886	89
Loan servicing rights	564	127	563	127
State taxes	471	0	445	0
Leases	49	11	56	13
Deferred loan fees	64	15	38	9
Intangible assets	913	206	766	173
FHLB stock dividends	118	27	118	26
REIT spillover dividend	1,086	0	0	0
Prepaid expenses	153	34	177	39

	5,288	584	3,187	496
Valuation allowance	0	0	0	0

Net deferred tax asset	$2,311	$1,347	$3,292	$1,272

          In addition to the net deferred tax assets included above, the deferred income tax asset/liability allocated to the unrealized net gain/loss on securities available for sale included in equity was $7.0 million and ($71,000) for 2008 and 2007. The deferred income tax asset allocated to the pension liability included in equity was $1.2 million and $807,000 for 2008 and 2007.

Unrecognized Tax Benefits

          A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2008 when reserves began is as follows:

2008

(in thousands)
Balance January 1	$0
Additions based on tax positions related to the current year	60
Additions for tax positions of prior years	0
Reductions for tax positions of prior years	0
Reductions due to the statute of limitations	0
Settlements	0

Balance at December 31	$60

          The balance of $60,000 at December 31, 2008 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

NOTE 14 - INCOME TAXES (continued)

          No interest or penalties were recorded in the income statement and no amount was accrued for interest and penalties for the period ending December 31, 2008 and 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts.

          The Company and its subsidiaries file a consolidated U.S. federal tax return and a combined unitary return in the State of Indiana. These returns are subject to examinations by authorities for all years after 2004.

NOTE 15 - RELATED PARTY TRANSACTIONS

          Loans to principal officers, directors, and their affiliates as of December 31, 2008 and 2007 were as follows:

	2008	2007

	(in thousands)
Beginning balance	$48,794	$50,426
New loans and advances	84,435	97,917
Effect of changes in related parties	(13,930)	(4,284)
Repayments	(87,372)	(95,265)

Ending balance	$31,927	$48,794

          Deposits from principal officers, directors, and their affiliates at year-end 2008 and 2007 were $2.9 million and $1.7 million. In addition, the amount owed directors for fees under the deferred directors’ plan as of December 31, 2008 and 2007 was $1.6 million and $1.4 million. The related expense for the deferred directors’ plan as of December 31, 2008, 2007 and 2006 was $305,000, $267,000 and $266,000.

NOTE 16 - STOCK OPTIONS

          Effective December 9, 1997, the Company adopted the Lakeland Financial Corporation 1997 Share Incentive Plan, which was shareholder approved. At its inception there were 1,200,000 shares of common stock reserved for grants of stock options to employees of Lakeland Financial Corporation, its subsidiaries and Board of Directors. The plan expired on December 8, 2007 and therefore there were no options available for future grants as of December 31, 2007. Effective April 8, 2008, the Company adopted the Lakeland Financial Corporation 2008 Equity Incentive Plan, which is shareholder approved. At its inception there were 750,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of Lakeland Financial Corporation, its subsidiaries and Board of Directors. As of December 31, 2008, 691,000 were available for future grants. The stock option plan requires that the exercise price for options be the market price on the date the options are granted. The maximum option term is ten years and the options usually vest over 5 years. Certain option awards provide for accelerated vesting if there is a change in control. The Company has a policy of issuing new shares to satisfy option exercises.

          Included in net income for the years ended December 31, 2008, 2007 and 2006 was employee stock compensation expense of $233,000, $174,000 and $188,000, and a related tax benefit of $94,000, $70,000 and $76,000 respectively.

NOTE 16 - STOCK OPTIONS (continued)

          The fair value of each option award is estimated with the Black Scholes option pricing model, using the following weighted-average assumptions as of the grant date for options granted during the years presented. Expected volatilities are based on historical volatility of the Company’s stock over the immediately preceding expected life period, as well as other factors known on the grant date that would have a significant effect on the stock price during the expected life period. For grants in 2006, the expected option life used was primarily the average of the vesting period of the option and the years to expiration of the option. For grants in 2007 and 2008, the expected option life used was the historical option life of the similar employee base or Board of Directors. The turnover rate is based on historical data of the similar employee base as a group and the Board of Directors as a group. The risk-free interest rate is the U.S. Treasury rate on the date of grant corresponding to the expected life period of the option.

	2008		2007		2006

Risk-free interest rate	3.42%		4.46%		4.56%
Expected option life	6.71	years	5.50	years	6.11	years
Expected price volatility	34.23%		35.49%		31.51%
Dividend yield	3.35%		3.40%		2.22%

          A summary of the activity in the stock option plan as of December 31, 2008 and changes during the period then ended follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at beginning of the year	506,513	$11.16
Granted	59,000	24.01
Exercised	(165,357)	8.25
Forfeited	(400)	17.19

Outstanding at end of the year	399,756	$14.25	4.3	$3,845,689

Options exercisable at end of the year	288,756	$10.95	2.8	$3,717,644

          The weighted-average grant-date fair value of options granted during the periods ended December 31, 2008, 2007 and 2006 was $6.45, $7.05 and $6.59. The total intrinsic value of options exercised during the periods ended December 31, 2008, 2007 and 2006 was $2.4 million, $1.4 million and $2.2 million, respectively.

          There were no modifications of awards during the periods ended December 31, 2008, 2007 and 2006.

          Cash received from option exercise for the periods ending December 31, 2008, 2007 and 2006 was $1.4 million, $771,000 and $1.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercise totaled $756,000, $396,000 and $692,000, respectively for the periods ended December 31, 2008, 2007 and 2006.

          As of December 31, 2008, there was $476,000 of total unrecognized compensation cost related to nonvested stock options granted under the plan. That cost is expected to be recognized over a weighted-average period of 3.70 years.

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

          Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Company and Bank meet all capital adequacy requirements to which they are subject.

          As of December 31, 2008, the most recent notification from the federal regulators categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s or Bank’s category.

	Actual		MinimumRequired For Capital Adequacy Purposes			Minimum Required to BeWellCapitalized UnderPromptCorrective Action Regulations

	Amount	Ratio	Amount		Ratio	Amount	Ratio

	(dollars in thousands)
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)			$
Consolidated	$205,210	10.20%		$160,938	8.00%	$201,173	10.00%
Bank	$203,133	10.10%		$160,874	8.00%	$201,092	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$186,350	9.26%		$80,469	4.00%	$120,704	6.00%
Bank	$184,273	9.16%		$80,437	4.00%	$120,655	6.00%
Tier I Capital (to Average Assets)
Consolidated	$186,350	8.10%		$92,010	4.00%	$115,012	5.00%
Bank	$184,273	7.97%		$92,469	4.00%	$115,587	5.00%

As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
Consolidated	$187,323	11.51%		$130,196	8.00%	$162,746	10.00%
Bank	$185,580	11.41%		$130,156	8.00%	$162,694	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	$171,521	10.54%		$65,098	4.00%	$97,647	6.00%
Bank	$169,779	10.44%		$65,078	4.00%	$97,617	6.00%
Tier I Capital (to Average Assets)
Consolidated	$171,521	8.93%		$76,857	4.00%	$96,071	5.00%
Bank	$169,779	8.84%		$76,786	4.00%	$95,983	5.00%

NOTE 17 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

          The Bank is required to obtain the approval of the Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year to date combined with its retained net income for the previous two years. Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2008, approximately $2.0 million was available to be paid as dividends to the Company by the Bank.

          The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2008. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 18 – FAIR VALUES OF FINANCIAL INSTRUMENTS

          The Company adopted SFAS No. 157 effective January 1, 2008, which provides a framework for measuring fair value under GAAP.

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

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and securities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, private mortgage-backed debt securities, corporate debt securities, municipal bonds and residential mortgage loans held-for-sale.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes residential mortgage servicing rights and impaired loans.

NOTE 18 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

          Securities available for sale are valued primarily by a third party pricing service. The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). There were no transfers from or into Level 1, Level 2 or Level 3 during 2008.

          The table below presents the balances of assets measured at fair value on a recurring basis:

	December 31, 2008

	Fair Value Measurements Using			Assets at Fair Value

Assets	Level 1	Level 2	Level 3

	(in thousands)
Securities available for sale	$1,025	$386,005	$0	$387,030

Total assets	$1,025	$386,005	$0	$387,030

          Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair-value accounting or write-downs of individual assets. The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	December 31, 2008

	Fair Value Measurements Using			Assets at Fair Value

Assets	Level 1	Level 2	Level 3

	(in thousands)
Impaired loans	$0	$0	$17,076	$17,076
Mortgage servicing rights	0	0	121	121

Total assets	$0	$0	$17,197	$17,197

          Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $20.3 million, with a valuation allowance of $3.2 million, resulting in an additional provision for loan losses of $2.9 million for the year ended December 31, 2008. In addition, $23,000 in impairment of mortgage servicing rights, measured using Level 3 inputs within the fair value hierarchy, was reversed during 2008. The $23,000 reversal was recorded in loan, insurance and service fees.

NOTE 18 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

          The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2008 and 2007. Items which are not financial instruments are not included.

	2008		2007

	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(in thousands)
Financial Assets:
Cash and cash equivalents	$64,007	$64,007	$67,691	$67,691
Securities available for sale	387,030	387,030	327,757	327,757
Real estate mortgages held for sale	401	405	537	543
Loans, net	1,814,474	1,827,967	1,507,919	1,519,024
Federal Home Loan Bank stock	9,849	9,849	4,551	4,551
Federal Reserve Bank stock	1,738	1,738	1,738	1,738
Accrued interest receivable	8,588	8,588	9,113	9,113
Financial Liabilities:
Certificates of deposit	(998,344)	(1,013,798)	(699,713)	(703,766)
All other deposits	(886,955)	(886,955)	(779,205)	(779,205)
Securities sold under agreements to repurchase	(137,769)	(137,769)	(154,913)	(154,913)
Other short-term borrowings	(64,840)	(64,840)	(161,252)	(161,273)
Long-term borrowings	(90,043)	(94,002)	(44)	(43)
Subordinated debentures	(30,928)	(30,917)	(30,928)	(33,009)
Standby letters of credit	(213)	(213)	(145)	(145)
Accrued interest payable	(9,812)	(9,812)	(11,104)	(11,104)

          For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2008 and 2007. The estimated fair value for cash and cash equivalents, demand and savings deposits, variable rate loans, variable rate short term borrowings, accrued interest and Federal Home Loan Bank and Federal Reserve Bank stock is considered to approximate cost. The estimated fair value for fixed rate loans, certificates of deposit and fixed rate borrowings is based on discounted cash flows using current market rates applied to the estimated life. Real estate mortgages held for sale are based upon the actual contracted price for those loans sold but not yet delivered, or the current Federal Home Loan Mortgage Corporation price for normal delivery of mortgages with similar coupons and maturities at year-end. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The estimated fair value of other financial instruments approximate cost and are not considered significant to this presentation.

NOTE 19 - COMMITMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

          During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of December 31, 2008 and 2007, were as follows:

	2008		2007

	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

	(in thousands)
Commercial loan lines of credit	$77,047	$573,723	$66,142	$430,712
Commercial letters of credit	0	1,165	0	861
Standby letters of credit	10,179	15,646	3,311	11,489
Real estate mortgage loans	9,506	87	4,191	1,119
Real estate construction mortgage loans	619	1,470	1,143	833
Home equity mortgage open-ended revolving lines	0	102,923	0	100,402
Consumer loan open-ended revolving lines	0	5,371	0	4,480

Total	$97,351	$700,385	$74,787	$549,896

          The index on variable rate commercial loan commitments is principally the Company’s base rate, which is the national prime rate. Interest rate ranges on commitments and open-ended revolving lines of credit for December 31, 2008 and 2007, were as follows:

	2008		2007

	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commercial loan	2.80-11.00%	1.16-8.85%	3.00-12.00%	3.00-11.45%
Real estate mortgage loan	4.75-7.13%	5.50-7.50%	5.75-8.25%	5.88-7.25%
Consumer loan open-ended revolving line	N/A	2.09-15.00%	N/A	6.00-15.00%

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

NOTE 20 - PARENT COMPANY STATEMENTS

          The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income, and assets. Presented below are parent only financial statements:

CONDENSED BALANCE SHEETS

	December 31,

	2008	2007

	(in thousands)
ASSETS
Deposits with Lake City Bank	$1,446	$1,370
Investments in banking subsidiary	177,802	174,526
Investments in Lakeland Statutory Trust II	928	928
Other assets	803	512

Total assets	$180,979	$177,336

LIABILITIES
Dividends payable and other liabilities	$171	$138
Subordinated debt	30,928	30,928

STOCKHOLDERS’ EQUITY	149,880	146,270

Total liabilities and stockholders’ equity	$180,979	$177,336

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,

	2008	2007	2006

	(in thousands)
Dividends from Lake City Bank, Lakeland Statutory Trust II	$7,154	$7,717	$5,533
Equity in undistributed income of subsidiaries	14,293	13,506	15,178
Interest expense on subordinated debt	(2,081)	(2,643)	(2,573)
Miscellaneous expense	(684)	(590)	(624)

INCOME BEFORE INCOME TAXES	18,682	17,990	17,514
Income tax benefit	1,019	1,221	1,207

NET INCOME	$19,701	$19,211	$18,721

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2008	2007	2006

	(in thousands)
Cash flows from operating activities:
Net income	$19,701	$19,211	$18,721
Adjustments to net cash from operating activities:
Equity in undistributed income of subsidiaries	(14,293)	(13,506)	(15,178)
Other changes	186	849	(286)

Net cash from operating activities	5,594	6,554	3,257
Cash flows from investing activities	0	0	0
Cash flows from financing activities	(5,518)	(5,713)	(4,279)

Net increase in cash and cash equivalents	76	841	(1,022)
Cash and cash equivalents at beginning of the year	1,370	529	1,551

Cash and cash equivalents at end of the year	$1,446	$1,370	$529

NOTE 21 - EARNINGS PER SHARE

          Following are the factors used in the earnings per share computations:

	2008	2007	2006

Basic earnings per common share:
Net income	$19,701,000	$19,211,000	$18,721,000

Weighted-average common shares outstanding	12,271,927	12,188,594	12,069,300

Basic earnings per common share	$1.61	$1.58	$1.55

Diluted earnings per common share:
Net income	$19,701,000	$19,211,000	$18,721,000

Weighted-average common shares outstanding for basic earnings per common share	12,271,927	12,188,594	12,069,300

Add: Dilutive effect of assumed exercises of stock options	187,875	235,543	306,167

Average shares and dilutive potential common shares	12,459,802	12,424,137	12,375,467

Diluted earnings per common share	$1.58	$1.55	$1.51

          Stock options for 106,000 and 14,000 shares of common stock were not considered in computing diluted earnings per common share for 2008 and 2007 because they were antidilutive.

NOTE 22 – SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

2008	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$28,914	$30,966	$29,012	$29,592
Interest expense	12,922	13,694	13,514	15,086

Net interest income	$15,992	$17,272	$15,498	$14,506

Provision for loan losses	2,323	3,710	3,021	1,153

Net interest income after provision	$13,669	$13,562	$12,477	$13,353

Noninterest income	5,385	6,202	5,972	5,769
Noninterest expense	12,550	11,942	11,607	11,382
Income tax expense	2,071	2,597	2,040	2,499

Net income	$4,433	$5,225	$4,802	$5,241

Basic earnings per common share	$0.36	$0.43	$0.39	$0.43

Diluted earnings per common share	$0.35	$0.42	$0.39	$0.42

2007	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$30,365	$30,091	$29,259	$28,258
Interest expense	16,307	16,372	15,578	15,160

Net interest income	$14,058	$13,719	$13,681	$13,098

Provision for loan losses	1,054	1,697	906	641

Net interest income after provision	$13,004	$12,022	$12,775	$12,457

Noninterest income	5,201	5,134	5,304	4,603
Noninterest expense	11,369	10,892	10,392	10,270
Income tax expense	2,012	1,890	2,432	2,032

Net income	$4,824	$4,374	$5,255	$4,758

Basic earnings per common share	$0.40	$0.36	$0.43	$0.39

Diluted earnings per common share	$0.40	$0.35	$0.42	$0.38

NOTE 23 – SUBSEQUENT EVENTS (Unaudited)

          On February 27, 2009, the Company entered into a Letter Agreement with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 56,044 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 396,538 shares of the Company’s common stock, no par value (the “Common Stock”), for an aggregate purchase price of $56,044,000 in cash. This transaction was conducted in accordance with Treasury’s Capital Purchase Program implemented under the Troubled Assets Relief Program (“TARP”).

          The Series A Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock is non-voting except with respect to certain matters affecting the rights of the holders thereof.

          The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $21.20 per share of the Common Stock.

          Pursuant Treasury’s original terms, the Series A Preferred Stock could be redeemed by the Company after three years. Prior to the end of three years, the Series A Preferred Stock could be redeemed by the Company only with proceeds from the sale of qualifying equity securities of the Company. However, the American Recovery and Reinvestment Act of 2009 (“ARRA”), which was signed into law by President Obama on February 17, 2009, provides that the Secretary of Treasury shall permit a recipient of funds under TARP subject to consultation with the recipient’s appropriate Federal banking agency, to repay such assistance without regard to whether the recipient has replaced such funds from any other source or to any waiting period. ARRA further provides that when the recipient repays such assistance, the Secretary of Treasury shall liquidate the warrants associated with the assistance at the current market price. While Treasury has not yet issued implementing regulations, it appears that ARRA will permit the Company, if it so elects and following consultation with the Federal Reserve, to redeem the Series A Preferred Stock at any time without restriction.

          In addition, we may not increase the quarterly dividends we pay on the Company’s common stock above $0.155 per share for three years, without the consent of Treasury, unless Treasury no longer holds shares of the Series A Preferred Stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Lakeland Financial Corporation
Warsaw, Indiana

We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation (“Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. We also have audited Lakeland Financial Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Financial Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles. Also in our opinion, Lakeland Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on Internal Control—Integrated Framework issued by COSO.

Crowe Horwath LLP

South Bend, Indiana
February 7, 2009

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

            Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

            The Company’s independent registered public accounting firm has issued their report on the Company’s internal control over financial reporting. That report appears under the heading, Report of Independent Registered Public Accounting Firm.

c)          There have been no changes in the Company’s internal controls during the previous fiscal quarter, ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9b. OTHER INFORMATION

          Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information appearing in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 14, 2009, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

          The information appearing in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 14, 2009, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHARELHOLDER MATTERS

          The information appearing in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 14, 2009, is incorporated herein by reference in response to this item.

Equity Compensation Plan Information

          The table below sets forth the following information as of December 31, 2008 for (i) all compensation plans previously approved by the Company’s shareholders and (ii) all compensation plans not previously approved by the Company’s shareholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders(1)(2)	399,756	$14.25	691,000

Equity compensation plans not approved by security holders	0	$0.00	0

Total	399,756	$14.25	691,000

(1)	Lakeland Financial Corporation 1997 Share Incentive Plan adopted on April 14, 1998 by the Board of Directors.

(2)	Lakeland Financial Corporation 2008 Equity Incentive Plan adopted on May 14, 2008 by the Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information appearing in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 14, 2009, is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information appearing in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 14, 2009, is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          The documents listed below are filed as a part of this report:

          (a)          Exhibits

Exhibit No.	Document	Incorporated by reference to

3.1	Amended and Restated Articles of Incorporation of Lakeland Financial Corporation	Exhibit 3.1 in the Company’s Form 8-K Filed with the Commission on February 27, 2009

3.2	Bylaws of Lakeland Financial Corporation	Exhibit 3(ii) to the Company’s Form 10-Q for the quarter ended June 30, 1996

4.1	Form of Common Stock Certificate	Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2003

10.1	Lakeland Financial Corporation 2008 Equity Incentive Plan	Exhibit 4.3 to the Company’s Form S-8 filed with the Commission on April 8, 2008

10.2	Form of Indenture for Trust Preferred Issuance	Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2003

10.3	Lakeland Financial Corporation 401(k) Plan	Exhibit 10.1 to the Company’s Form S-8 filed with the Commission on October 23, 2000

10.4	Amended and Restated Lakeland Financial Corporation Director’s Fee Deferral Plan	Attached hereto

10.5	Form of Change of Control Agreement entered into with Michael L. Kubacki, David M. Findlay, Charles D. Smith and Kevin L. Deardorff	Attached hereto

10.7	Employee Deferred Compensation Plan and Form of Agreement	Attached hereto

10.8	Schedule of Board Fees	Attached hereto

10.9	Form of Option Grant Agreement	Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2004

10.10	Executive Incentive Bonus Plan	Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 2004

21.0	Subsidiaries	Attached hereto

23.1	Consent of Independent Registered Public Accounting Firm	Attached hereto

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e)/15d-15(e) and 13(a)-15(f)/15d-15(f)	Attached hereto

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e)/15d-15(e) and 13(a)-15(f)/15d-15(f)	Attached hereto

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

SIGNATURES

          Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

Date: March 6, 2009	By /s/ Michael L. Kubacki
Michael L. Kubacki, Chairman

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael L. Kubacki
Michael L. Kubacki	Principal Executive Officer and Director	March 6, 2009

/s/ David M. Findlay
David M. Findlay	Principal Financial Officer	March 6, 2009

/s/ Teresa A.Bartman
Teresa A. Bartman	Principal Accounting Officer	March 6, 2009

_____________________________________
Robert E. Bartels, Jr.	Director	March 6, 2009

/s/ L. Craig Fulmer
L. Craig Fulmer	Director	March 6, 2009

/s/ Thomas A. Hiatt
Thomas A. Hiatt	Director	March 6, 2009

/s/ Charles E. Niemier
Charles E. Niemier	Director	March 6, 2009

/s/ Emily E. Pichon
Emily E. Pichon	Director	March 6, 2009

/s/ Richard L. Pletcher
Richard L. Pletcher	Director	March 6, 2009

/s/ Steven D. Ross
Steven D. Ross	Director	March 6, 2009

/s/ Donald B. Steininger
Donald B. Steininger	Director	March 6, 2009

/s/ Terry L. Tucker
Terry L. Tucker	Director	March 6, 2009

/s/ M. Scott Welch
M. Scott Welch	Director	March 6, 2009

S1