Form 10-Q
period 2009-03-31
LAKELAND FINANCIAL CORP
filed 2009-05-08
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act). (check one):

Large accelerated filer [ ] Accelerated filer [ X ] Non-accelerated filer[ ] (do not check if a smaller reporting company) Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [	]	NO [ X ]

Number of shares of common stock outstanding at April 30, 2009: 12,416,130

LAKELAND FINANCIAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

PART I.

PART II.

PART 1

LAKELAND FINANCIAL CORPORATION

ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2009 and December 31, 2008

(in thousands except for share data)

(Page 1 of 2)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$ 33,126	$ 57,149
Short-term investments	60,045	6,858
Total cash and cash equivalents	93,171	64,007

Securities available for sale (carried at fair value)	396,194	387,030
Real estate mortgage loans held for sale	4,177	401

Loans, net of allowance for loan losses of $21,418 and $18,860	1,842,969	1,814,474

Land, premises and equipment, net	30,241	30,519
Bank owned life insurance	34,162	33,966
Accrued income receivable	8,482	8,599
Goodwill	4,970	4,970
Other intangible assets	362	413
Other assets	31,936	33,066
Total assets	$ 2,446,664	$ 2,377,445

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2009 and December 31, 2008

(in thousands except for share data)

(Page 2 of 2)

	March 31,	December 31,
	2009	2008
	(Unaudited)
LIABILITIES AND EQUITY

LIABILITIES
Noninterest bearing deposits	$ 212,842	$ 230,716
Interest bearing deposits	1,743,945	1,654,583
Total deposits	1,956,787	1,885,299

Short-term borrowings
Federal funds purchased	0	19,000
Securities sold under agreements to repurchase	128,053	137,769
U.S. Treasury demand notes	2,531	840
Other short-term borrowings	60,000	45,000
Total short-term borrowings	190,584	202,609

Accrued expenses payable	17,638	17,163
Other liabilities	1,619	1,434
Long-term borrowings	40,042	90,043
Subordinated debentures	30,928	30,928
Total liabilities	2,237,598	2,227,476

EQUITY
Cumulative perpetual preferred stock: 1,000,000 shares authorized, no par value, $1 liquidation value
56,044 shares issued and outstanding as of March 31, 2009	53,792	0
Common stock: 90,000,000 shares authorized, no par value
12,416,130 shares issued and 12,321,554 outstanding as of March 31, 2009
12,373,080 shares issued and 12,266,849 outstanding as of December 31, 2008	1,453	1,453
Additional paid-in capital	23,284	20,632
Retained earnings	143,031	141,371
Accumulated other comprehensive loss	(11,166)	(12,024)
Treasury stock, at cost (2009 - 94,576 shares, 2008 - 106,231 shares)	(1,417)	(1,552)
Total stockholders' equity - controlling interest	208,977	149,880

Noncontrolling interest	89	89
Total equity	209,066	149,969
Total liabilities and equity	$ 2,446,664	$ 2,377,445

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2009 and 2008

(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended
	March 31,
	2009	2008
NET INTEREST INCOME
Interest and fees on loans
Taxable	$ 22,789	$ 25,475
Tax exempt	70	32
Interest and dividends on securities
Taxable	4,463	3,380
Tax exempt	603	614
Interest on short-term investments	16	91
Total interest income	27,941	29,592

Interest on deposits	9,755	12,047
Interest on borrowings
Short-term	308	2,424
Long-term	863	615
Total interest expense	10,926	15,086

NET INTEREST INCOME	17,015	14,506

Provision for loan losses	4,516	1,153

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	12,499	13,353

NONINTEREST INCOME
Wealth advisory fees	739	809
Investment brokerage fees	458	283
Service charges on deposit accounts	1,910	1,769
Loan, insurance and service fees	336	655
Merchant card fee income	803	810
Other income	516	458
Mortgage banking income	808	315
Net securities gains	0	28
Gain on redemption of Visa shares	0	642
Total noninterest income	5,570	5,769

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2009 and 2008

(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended
	March 31,
	2009	2008
NONINTEREST EXPENSE
Salaries and employee benefits	6,100	6,253
Net occupancy expense	921	796
Equipment costs	500	441
Data processing fees and supplies	979	840
Credit card interchange	528	535
Other expense	3,659	2,517
Total noninterest expense	12,687	11,382

INCOME BEFORE INCOME TAX EXPENSE	5,382	7,740

Income tax expense	1,512	2,499

NET INCOME	$ 3,870	$ 5,241

Dividends and accretion of discount on preferred stock	290	0

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 3,580	$ 5,241

Other comprehensive income/loss, net of tax:
Amortization of net actuarial loss on pension and SERP plans	21	14
Unrealized gain on securities available for sale	837	838

TOTAL COMPREHENSIVE INCOME	$ 4,728	$ 6,093

BASIC WEIGHTED AVERAGE COMMON SHARES	12,401,498	12,215,561

BASIC EARNINGS PER COMMON SHARE	$ 0.29	$ 0.43

DILUTED WEIGHTED AVERAGE COMMON SHARES	12,507,496	12,424,643

DILUTED EARNINGS PER COMMON SHARE	$ 0.29	$ 0.42

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2009 and 2008

(in thousands)

(Unaudited)

(Page 1 of 2)

	2009	2008
Cash flows from operating activities:
Net income	$ 3,870	$ 5,241
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	549	449
Provision for loan losses	4,516	1,153
Write down of other real estate owned	0	105
Amortization of intangible assets	51	51
Amortization of loan servicing rights	132	107
Net change in loan servicing rights valuation allowance	316	(6)
Loans originated for sale	(29,803)	(16,691)
Net gain on sales of loans	(563)	(315)
Proceeds from sale of loans	26,328	16,427
Net gain on redemption of Visa shares	0	(642)
Net (gain) loss on sales of other real estate	38	(26)
Net gain on sales of securities available for sale	0	(28)
Net securities amortization	2	54
Stock compensation expense	39	45
Earnings on life insurance	(126)	(218)
Tax benefit of stock option exercises	(109)	(87)
Net change:
Accrued income receivable	117	376
Accrued expenses payable	496	794
Other assets	316	(2,317)
Other liabilities	36	(75)
Total adjustments	2,335	(844)
Net cash from operating activities	6,205	4,397

Cash flows from investing activities:
Proceeds from sale of securities available for sale	0	28
Proceeds from maturities, calls and principal paydowns of
securities available for sale	28,178	17,966
Purchases of securities available for sale	(35,974)	(29,484)
Purchase of life insurance	(70)	(11,405)
Net increase in total loans	(33,011)	(78,892)
Proceeds from sales of land, premises and equipment	0	58
Purchases of land, premises and equipment	(271)	(296)
Proceeds from sales of other real estate	166	105
Net cash from investing activities	(40,982)	(101,920)

(Continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2009 and 2008

(in thousands)

(Unaudited)

(Page 2 of 2)

	2009	2008
Cash flows from financing activities:
Net increase (decrease) in total deposits	71,488	97,680
Net increase (decrease) in short-term borrowings	(12,025)	112,700
Payments on long-term borrowings	(50,001)	(1)
Dividends paid	(1,920)	(1,710)
Proceeds from issuance of preferred stock	56,044	0
Proceeds from stock option exercise	463	348
Purchase of treasury stock	(108)	(86)
Net cash from financing activities	63,941	208,931
Net change in cash and cash equivalents	29,164	111,408
Cash and cash equivalents at beginning of the period	64,007	67,691
Cash and cash equivalents at end of the period	$ 93,171	$ 179,099
Cash paid during the period for:
Interest	$ 9,413	$ 15,670

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The 2008 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Basic weighted average common shares outstanding for the period ended March 31, 2009 and 2008 were 12,401,498 and 12,215,561, respectively. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants. Diluted weighted average common shares outstanding for the period ended March 31, 2009 and 2008 were 12,507,496 and 12,424,643, respectively. Stock options for 111,000 and 29,000 shares for the period ended March 31, 2009 and March 31, 2008, respectively, were not considered in computing diluted earnings per common share because they were antidilutive. In addition, warrants for 34,526 shares for the period ended March 31, 2009 were not considered in computing diluted earnings per share because they were antidilutive. Earnings and dividends per share are restated for all stock splits and dividends through the date of issuance of the financial statements. The common shares included in Treasury Stock for 2009 and 2008 reflect the acquisition of 94,576 and 106,231 shares, respectively, of Lakeland Financial Corporation common stock that have been purchased under a directors’ deferred compensation plan. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

NOTE 3. LOANS

	March 31,	December 31,
	2009	2008
Commercial and industrial loans	$ 1,221,956	$ 1,201,611
Commercial real estate - multifamily loans	25,477	25,428
Commercial real estate construction loans	132,991	116,970
Agri-business and agricultural loans	177,988	189,007
Residential real estate mortgage loans	104,719	117,230
Home equity loans	146,350	128,219
Installment loans and other consumer loans	55,202	55,102
Subtotal	1,864,683	1,833,567
Less: Allowance for loan losses	(21,418)	(18,860)
Net deferred loan (fees)/costs	(296)	(233)
Loans, net	$ 1,842,969	$ 1,814,474

Impaired loans	$ 19,624	$ 20,304
Amount of the allowance for loan losses allocated	$ 4,355	$ 3,228

Non-performing loans	$ 20,689	$ 21,288

Allowance for loan losses to total loans	1.15%	1.03%

Changes in the allowance for loan losses are summarized as follows:

	Three Months Ended
	March 31,
	2009	2008
Balance at beginning of period	$ 18,860	$ 15,801
Provision for loan losses	4,516	1,153
Charge-offs	(2,072)	(262)
Recoveries	114	66
Net loans charged-off	(1,958)	(196)
Balance at end of period	$ 21,418	$ 16,758

NOTE 4. SECURITIES

The fair values and amortized costs of securities available for sale were as follows:

	March 31, 2009		December 31, 2008
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. Treasury securities	$ 1,015	$ 1,000	$ 1,025	$ 1,001
U.S. Government agencies	8,494	8,347	15,685	15,453
Mortgage-backed securities	331,256	348,064	314,669	332,682
State and municipal securities	55,429	54,578	55,651	55,081
Total	$ 396,194	$ 411,989	$ 387,030	$ 404,217

          As of March 31, 2009, net unrealized losses on the total securities available for sale portfolio totaled $15.8 million, which included gross unrealized gains of $8.1 million. As of December 31, 2008, net unrealized losses on the total securities available for sale portfolio totaled $17.2 million. Management considers the unrealized losses to be driven by the current unsettled economic situation which has resulted in lower market values for securities which are not backed directly or indirectly by the federal government. No loss is expected to be realized unless the securities are sold, and the Company’s current intent and ability is to hold them until maturity. All of the securities are backed by the U.S. Government, government agencies, government sponsored agencies or were AAA rated by Standard and Poor’s or Aaa rated by Moody’s at the time of purchase, (except for certain non-local municipal securities) and are outside the scope of EITF 99-20. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed are being received. Management is not aware of any information that would indicate that full principal will not be received.

          The March 31, 2009 securities portfolio included $79.7 million of corporate sponsored collateralized mortgage obligations (private label MBS) purchased during 2006, 2007 and 2008, which are secured by first lien fixed rate residential mortgage loans. These securities were rated AAA by Standard and Poor’s and/or Aaa by Moody’s at the time of purchase and thus are outside the scope of EITF 99-20. Ten of the 24 private label MBS are still rated AAA/Aaa, but fourteen have been downgraded by S&P, Fitch and/or Moody’s, including seven which were ranked below investment grade by one or more rating agency. The fourteen downgraded securities had a book value of $62.9 million and a fair value of $44.0 million, at March 31, 2009. The Company, with the assistance of an outside expert, analyzes projections for these securities that include projections of future performance in the underlying collateral under various scenarios and under various prepayment assumptions. Based on the analyses as of March 31, 2009, the projections indicated that principal and interest payments are expected to be collected over the life of the securities equaled or exceeded the current book value of these securities including interest, and no other than temporary impairment has been recorded as of March 31, 2009.

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

NOTE 5. EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	Pension Benefits		SERP Benefits
	2009	2008	2009	2008
Interest cost	$ 35	$ 35	$ 18	$ 18
Expected return on plan assets	(48)	(48)	(25)	(25)
Recognized net actuarial loss	24	12	11	13
Net pension expense	$ 11	$ (1)	$ 4	$ 6

          The Company previously disclosed in its financial statements for the year ended December 31, 2008 that it expected to contribute $250,000 to its pension plan and $136,000 to its SERP plan in 2009. As of March 31, 2009, $0 had been contributed to the pension plan and $0 to the SERP plan. The Company presently anticipates contributing $250,000 to its pension plan and $136,000 to its SERP plan in 2009.

NOTE 6. NEW ACCOUNTING PRONOUNCEMENTS

          The Company adopted FASB Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations on January 1, 2009. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this standard did not have any material effect on the Company’s operating results or financial condition.

The Company adopted FASB Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 on January 1, 2009. SFAS No. 160 improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing certain accounting and reporting standards requirements. The Company adoption of this standard did not have any material effect on the Company’s operating results or financial condition.

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4)”. FSP 157-4 clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP 157-4 during the second quarter of 2009 and does not anticipate that it will have a material effect on the Company’s operating results or financial condition.

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments (FSP FAS 115-2 and FAS 124-2)”. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP FAS 115-2 and FAS 124-2 during the second quarter of 2009 and does not anticipate that it will have a material effect on the Company’s operating results or financial condition.

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1)”. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FASB Statement No. 107. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP FAS 107-1 and APB 28-1 and will include the required disclosure in the second quarter.

NOTE 7. FAIR VALUE DISCLOSURES

          The Company adopted SFAS No. 157 effective January 1, 2008, which provides a framework for measuring fair value under GAAP.

          The Company also adopted the provisions of FASB Staff Position (FSP) No. 157-2, which deferred until January 1, 2009 the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value.  Items affected by this deferral included goodwill, repossessions and other real estate, all for which any necessary impairment analyses are performed using fair value measurements.

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

         Securities available for sale are valued primarily by a third party pricing service. The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). There were no transfers from or into Level 1, Level 2 or Level 3 during the first quarter of 2009.

The table below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2009
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

Securities available for sale	$ 1,015	$395,179	$ 0	$ 396,194

Total assets	$ 1,015	$395,179	$ 0	$ 396,194

	December 31, 2008
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

Securities available for sale	$ 1,025	$386,005	$ 0	$ 387,030

Total assets	$ 1,025	$386,005	$ 0	$ 387,030

          Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair-value accounting or write-downs of individual assets. The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	March 31, 2009
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

Impaired loans	$ 0	$ 0	$ 15,269	$ 15,269
Mortgage servicing rights	0	0	835	835
Other real estate owned	0	0	748	748
Repossessed assets	0	0	103	103

Total assets	$ 0	$ 0	$ 16,955	$ 16,955

	December 31, 2008
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

Impaired Loans	$ 0	$ 0	$ 17,076	$ 17,076
Mortgage servicing rights	0	0	121	121

Total assets	$ 0	$ 0	$ 17,197	$ 17,197

          Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $19.6 million, with a valuation allowance of $4.3 million, resulting in an additional provision for loan losses of $1.2 million for the quarter ended March 31, 2009. In addition, $316,000 in impairment of mortgage servicing rights, measured using Level 3 inputs within the fair value hierarchy, was recognized during the quarter ended March 31, 2009. The $316,000 impairment was recorded in loan, insurance and service fees. Other real estate owned had a gross carrying amount of $798,000, with a valuation allowance of $50,000. The valuation allowance for other real estate was unchanged during the quarter. Repossessed assets had a carrying amount of $103,000, and no valuation allowance.

NOTE 8. ISSUANCE OF PREFERRED STOCK

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

During the first quarter of 2009, the Company invested $56.0 million of the Capital Purchase Program funds received into the Bank. This additional capital positively impacted the Bank’s capital ratios and liquidity.

NOTE 9. RECLASSIFICATIONS

Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassification had no effect on net income or stockholders’ equity as previously reported.

Part 1

LAKELAND FINANCIAL CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

and

RESULTS OF OPERATIONS

March 31, 2009

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in northern Indiana. The Company earned $3.9 million for the first three months of 2009, versus $5.2 million in the same period of 2008, a decrease of 26.2%. Net income was positively impacted by a $2.5 million increase in net interest income. Offsetting this positive impact was an increase of $3.4 million in the provision for loan losses, an increase of $1.3 million in noninterest expense and a decrease of $199,000 in noninterest income. Basic earnings per common share for the first three months of 2009 were $0.29 per share, versus $0.43 per share for the first three months of 2008. Diluted earnings per common share reflect the potential dilutive impact of stock options granted under the stock option plan. Diluted earnings per common share for the first three months of 2009 were $0.29 per share, versus $0.42 for the first three months of 2008.

RESULTS OF OPERATIONS

Net Interest Income

For the three-month period ended March 31, 2009, net interest income totaled $17.0 million, an increase of 17.3%, or $2.5 million, versus the first three months of 2008. This increase was primarily due to a $344.6 million, or 18.0%, increase in average earning assets to $2.256 billion.

The Company’s net interest margin was 3.12% in both the first quarters of 2009 and 2008. On a linked quarter basis the margin improved from 2.98% in the fourth quarter of 2008.

Given the Company’s mix of interest earning assets and interest bearing liabilities at March 31, 2009, the Company would generally be considered to have a relatively neutral balance sheet structure. The Company’s balance sheet structure would normally be expected to produce a stable or declining net interest margin in a declining rate environment. As the Company’s balance sheet has become more neutral in structure, management believes that future rate movements will have less impact on net interest margin than historically, although other factors such as deposit mix, market deposit rate pricing and non-bank deposit products could have a dramatic impact on net interest margin. The Company’s mix of deposits has shifted to more reliance on certificates of deposits, specifically public fund deposits and brokered deposits, and corporate and public fund money market and repurchase agreements, which generally carry a higher interest rate cost than other types of interest bearing deposits.

During the first three months of 2009, total interest and dividend income decreased by $1.7 million, or 5.6%, to $27.9 million, versus $29.6 million during the first three months of 2008. This decrease was primarily the result of a decrease in the tax equivalent yield on average earning assets. The tax equivalent yield on average earning assets decreased by 121 basis points to 5.1% for the three-month period ended March 31, 2009 versus the same period of 2008.

          During the first three months of 2009, loan interest income decreased by $2.6 million, or 10.4%, to $22.9 million, versus $25.5 million during the first three months of 2008. The decrease was driven by a 153 basis point decrease in the tax equivalent yield on loans to 5.0%, versus 6.6% in the first three months of 2008, somewhat offset by a $280.0 million, or 17.9%, increase in average daily loan balances.

The average daily securities balances for the first three months of 2009 increased $55.5 million, or 16.6%, to $389.2 million, versus $333.7 million for the same period of 2008. During the same periods, income from securities increased by $1.1 million, or 26.8%, to $5.1 million versus $4.0 million during the first three months of 2008. The increase was primarily the result of the increase in average daily securities balances, as well as a 44 basis point increase in the tax equivalent yield on securities, to 5.6%, versus 5.1% in the first three months of 2008.

Total interest expense decreased $4.1 million, or 27.6%, to $10.9 million for the three-month period ended March 31, 2009, from $15.1 million for the comparable period in 2008. The decrease was primarily the result of a 124 basis point decrease in the Company’s daily cost of funds to 2.0%, versus 3.3% for the same period of 2008.

On an average daily basis, total deposits (including demand deposits) increased $393.9 million, or 26.0%, to $1.909 billion for the three-month period ended March 31, 2009, versus $1.515 billion during the same period in 2008. On an average daily basis, noninterest bearing demand deposits were $217.7 million for the three-month period ended March 31, 2009, versus $217.8 million for the same period in 2008. On an average daily basis, interest bearing transaction accounts increased $119.6 million, or 28.1%, to $546.0 million for the three-month period ended March 31, 2009, versus the same period in 2008. When comparing the three months ended March 31, 2009 with the same period of 2008, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $277.2 million, primarily as a result of increases in brokered time deposits. The rate paid on time deposit accounts decreased 148 basis points to 3.1% for the three-month period ended March 31, 2009, versus the same period in 2008.

Due to strong loan growth and additional relationship opportunities, the Company continued to focus on public fund deposits as a core funding strategy. In addition, the Company has increased its usage of brokered certificates of deposits as a result of loan growth and overall liquidity and funding management. On an average daily basis, total brokered certificates of deposit increased $184.9 million to $229.2 million for the three-month period ended March 31, 2009, versus $44.3 million for the same period in 2008. On an average daily basis, total public fund certificates of deposit decreased $73.2 million to $219.3 million for the three-month period ended March 31, 2009, versus $292.5 million for the same period in 2008. Public fund deposits are highly variable primarily due to the timing differences between when real estate property taxes are collected versus when those tax revenues are spent, as well as the intense competition for these funds.

Average daily balances of borrowings were $284.1 million during the three months ended March 31, 2009, versus $345.7 million during the same period of 2008, and the rate paid on borrowings decreased 187 basis points to 1.7%. The decrease in average borrowings was driven by decreases of $37.5 million in federal funds purchased and $30.3 million in securities sold under agreements to repurchase. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 17.9%, when comparing the three-month period ended March 31, 2009 versus the same period in 2008.

During the first quarter of 2009, the Company began using the Federal Reserve Bank’s Term Auction Facility (TAF). Average daily balances of borrowings under the facility were $4.0 million during the three months ended March 31, 2009. The interest rate was 0.25% during the quarter. There were no outstanding TAF borrowings in any prior fiscal quarter. The Company intends to increase its usage of the TAF program due to the favorable pricing structure and the overall terms of the program.

As a result of the unprecedented activity in the financial markets during the second half of 2008 and continuing into 2009, the Company reviewed its liquidity plan and has taken several actions designed to provide for an appropriate funding strategy in this unsettled environment. These actions include: actively communicating with correspondent banks who provide federal fund lines to ensure availability of these funds; expanded use of brokered certificate of deposits, which have been readily available to the Company at competitive rates; increased allocation of collateral at the Federal Reserve Bank for borrowings under their programs; increased usage of FHLB advances at advantageous rates and an increased focus on attractive core deposit programs offered by the Company.

The following tables set forth consolidated information regarding average balances and rates:

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Three Months Ended March 31,
		2009			2008
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 1,835,867	$ 22,789	5.03%	$ 1,562,036	$ 25,475	6.56%
Tax exempt (1)	8,704	86	4.00	2,516	42	6.65
Investments: (1)
Available for sale	389,237	5,355	5.58	333,699	4,265	5.14
Short-term investments	20,036	9	0.18	11,332	78	2.77
Interest bearing deposits	1,840	7	1.54	1,496	13	3.50

Total earning assets	2,255,684	28,246	5.08%	1,911,079	29,873	6.29%

Nonearning assets:
Cash and due from banks	41,117	0		40,272	0
Premises and equipment	30,356	0		27,417	0
Other nonearning assets	77,552	0		64,047	0
Less allowance for loan losses	(19,493)	0		(16,151)	0

Total assets	$ 2,385,216	$ 28,246		$ 2,026,664	$ 29,873

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2009 and 2008. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended March 31, 2009 and 2008, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Three Months Ended March 31,
		2009			2008
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 62,829	$ 4	0.03%	$ 65,647	$ 20	0.12%
Interest bearing checking accounts	545,968	1,414	1.05	426,343	2,804	2.65
Time deposits:
In denominations under $100,000	366,487	3,165	3.50	325,708	3,867	4.78
In denominations over $100,000	715,664	5,172	2.93	479,251	5,356	4.49
Miscellaneous short-term borrowings	207,068	308	0.60	314,689	2,424	3.10
Long-term borrowings	77,081	863	4.54	30,971	615	7.99

Total interest bearing liabilities	1,975,097	10,926	2.24%	1,642,609	15,086	3.69%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	217,716	0		217,835	0
Other liabilities	19,032	0		16,687	0
Stockholders' equity	173,371	0		149,533	0
Total liabilities and stockholders'
equity	$ 2,385,216	$ 10,926		$ 2,026,664	$ 15,086

Net interest differential - yield on
average daily earning assets		$ 17,320	3.12%		$ 14,787	3.12%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, a provision for loan losses of $4.5 million was recorded during the three-month period ended March 31, 2009, versus a provision of $1.2 million recorded during the same period of 2008. Factors impacting the provision included the amount and status of classified credits, the level of charge-offs, management’s overall view on current credit quality and the regional and national economic conditions impacting credit quality, the amount and status of impaired loans, the amount and status of past due accruing loans (90 days or more), and overall loan growth as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

          Noninterest income categories for three-month periods ended March 31, 2009 and 2008 are shown in the following table:

	Three Months Ended
	March 31,
			Percent
	2009	2008	Change

Wealth advisory fees	$ 739	$ 809	(8.7)%
Investment brokerage fees	458	283	61.8
Service charges on deposit accounts	1,910	1,769	8.0
Loan, insurance and service fees	336	655	(48.7)
Merchant card fee income	803	810	(0.9)
Other income	516	458	12.7
Mortgage banking income	808	315	156.5
Net securities gains (losses)	0	28	(100.0)
Gain on redemption of Visa shares	0	642	(100.0)
Total noninterest income	$ 5,570	$ 5,769	(3.4)%

Noninterest income decreased $199,000 for the three-month period ended March 31, 2009, versus the same period in 2008. The results for 2008 were impacted by a nonrecurring gain of $642,000 related to the Visa initial public offering, which occurred in the first quarter of 2008. Excluding this gain, noninterest income in the three-months ended March 31, 2009 increased by $443,000, or 8.6%, versus the same period of 2008. Noninterest income for the three months ended March 31, 2009 was positively impacted by a $493,000 increase in mortgage banking income. Recent declines in mortgage rates have led to greater numbers of loans refinancing as well as a larger pipeline of mortgage loan applications which, in turn, increase the amount of mortgage fees. Loan, insurance and service fees declined primarily due to $316,000 in non-cash impairment recorded on the value of the Company’s mortgage servicing rights, which was also driven by the declines in mortgage rates and associated refinancing, resulting in higher prepayment speeds.

Noninterest Expense

Noninterest expense categories for the three-month periods ended March 31, 2009 and 2008 are shown in the following table:

	Three Months Ended
	March 31,
			Percent
	2009	2008	Change

Salaries and employee benefits	$ 6,100	$ 6,253	(2.4)%
Net occupancy expense	921	796	15.7
Equipment costs	500	441	13.4
Data processing fees and supplies	979	840	16.5
Credit card interchange	528	535	(1.3)
Other expense	3,659	2,517	45.4
Total noninterest expense	$ 12,687	$ 11,382	11.5%

Noninterest expense increased $1.3 million in the three-month period ended March 31, 2009 versus the same period of 2008. Other expense increased by $1.1 million in 2009 driven by regulatory expenses, which increased by $613,000, due to higher FDIC insurance premiums. The effect of higher FDIC insurance premiums is impacting the banking industry as a whole and the assessments may remain higher than recent historical levels for the foreseeable future. Other expense was also impacted by a $133,000 increase in legal expense, primarily related to loan administration. Positively impacting noninterest expense was a $153,000 decline in salaries and employee benefits, which were lower due to a decrease in performance-based compensation expense of $370,000 versus the comparable period in 2008. Further impacting noninterest expense were increases of $125,000 in net occupancy expense and $139,000 in data processing fees and supplies. Higher maintenance and repair costs led to the increase in occupancy expense while data processing fees increased due to volume-driven account level activity fees and expanded technology-based client products.

Income Tax Expense

Income tax expense decreased $987,000, or 39.5%, for the first three months of 2009, compared to the same period in 2008. The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, decreased to 28.1% during the first three months of 2009 compared to 32.3% during the same period of 2008. The change was driven by fluctuations in the percentage of revenue being derived from tax-advantaged sources in the first quarter of 2009, compared to the same period in 2008.

CRITICAL ACCOUNTING POLICIES

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances which could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation of mortgage servicing rights. The Company’s critical accounting policies are discussed in detail in the Annual Report for the year ended December 31, 2008 (incorporated by reference as part of the Company’s 10-K filing).

FINANCIAL CONDITION

Total assets of the Company were $2.447 billion as of March 31, 2009, an increase of $69.2 million, or 2.9%, when compared to $2.377 billion as of December 31, 2008.

Total cash and cash equivalents decreased by $29.2 million, or 45.6%, to $93.2 million at March 31, 2009 from $64.0 million at December 31, 2008.

Total securities available for sale increased by $9.2 million, or 2.4%, to $396.2 million at March 31, 2009 from $387.0 million at December 31, 2008. The increase was a result of a number of transactions in the securities portfolio. Securities purchases totaled $36.0 million. Offsetting this increase were securities paydowns totaling $19.8 million, maturities and calls of securities totaling $8.4 million and the fair market value of the securities portfolio increased by $1.4 million. The increase in fair market value was due to higher market values for securities which are backed directly or indirectly by the federal government. The investment portfolio is managed to limit the Company’s exposure to risk by containing mostly collateralized mortgage obligations, other securities which are either directly or indirectly backed by the federal government or a local municipal government and collateralized mortgage obligations rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. As of March 31, 2009, the Company had $79.7 million of collateralized mortgage obligations which were not backed by the federal government, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.

Ten of the 24 private label MBS are still rated AAA/Aaa, but fourteen have been downgraded by S&P, Fitch and/or Moody’s, including seven which were ranked below investment grade by one or more rating agencies. The Company, with the assistance of an outside expert, analyzes projections for these securities that include projections of future performance in the underlying collateral under various scenarios and under various prepayment assumptions. Based on the analyses as of March 31, 2009, the projections indicated that principal and interest payments are expected to be collected over the life of the securities equaled or exceeded the current book value of these securities including interest, and no other than temporary impairment has been recorded as of March 31, 2009.

Real estate mortgage loans held-for-sale increased by $3.8 million, or 941.6%, to $4.2 million at March 31, 2009 from $401,000 at December 31, 2008. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the three months ended March 31, 2009, $29.8 million in real estate mortgages were originated for sale and $25.8 million in mortgages were sold.

Total loans, excluding real estate mortgage loans held-for-sale, increased by $31.1 million, or 1.7%, to $1.864 billion at March 31, 2009 from $1.833 billion at December 31, 2008. The portfolio breakdown at March 31, 2009 and December 31, 2008 reflected 84% commercial and industrial, including commercial real estate, and agri-business, 13% residential real estate and home equity and 3% consumer loans. The Company did not participate in the subprime mortgage lending markets and therefore did not have direct exposure to this sector as a lender.

The Company has a high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Commercial loans represent higher dollar loans to fewer customers and therefore higher credit risk than other types of loans. Pricing is adjusted to manage the higher credit risk associated with these types of loans. The Company also requires new and renewed variable rate commercial loans to have floor rates. The majority of fixed rate mortgage loans, which represent increased interest rate risk, are sold in the secondary market, as well as some variable rate mortgage loans. The remainder of the variable rate mortgage loans and a small number of fixed rate mortgage loans are retained.

Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors: application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish specific allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At March 31, 2009, on the basis of management’s review of the loan portfolio, the Company had loans totaling $101.2 million on the classified loan list versus $98.8 million on December 31, 2008. As of March 31, 2009, the Company had $43.2 million of assets classified special mention, $56.5 million classified as substandard, $1.5 million classified as doubtful and $0 classified as loss as compared to $47.2 million, $46.2 million, $5.4 million and $0 at December 31, 2008.

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

The allowance for loan losses increased 13.6%, or $2.6 million, from $18.9 million at December 31, 2008 to $21.4 million at March 31, 2009. Pooled loan allocations increased $984,000 from $7.0 million at December 31, 2008 to $8.0 million at March 31, 2009, which was primarily a result of higher pooled loan balances. Specific loan allocations increased $1.1 million from $10.4 million at December 31, 2008 to $11.5 million at March 31, 2009. This increase was primarily due to the higher classified loan balance. The unallocated component of the allowance for loan losses increased $488,000 from $1.4 million at December 31, 2008 to $1.9 million at March 31, 2009, based on management’s assessment of economic and other qualitative factors impacting the loan portfolio, particularly the ongoing economic weakness in the Company’s market area. Management believes the allowance for loan losses at March 31, 2009 was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not stabilize or improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Total impaired loans decreased by $680,000 to $19.6 million at March 31, 2009 from $20.3 million at December 31, 2008. The decrease in the impaired loans category was primarily due to $2.0 million in paydowns received, and a $1.5 million charge-off taken on one commercial relationship. The decrease in impaired loans due to paydowns and charge-offs was partially offset by the addition of two commercial relationships totaling $3.1 million. All of the impaired loans were on nonaccrual status at March 31, 2009. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The following table summarizes nonperforming assets at March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans	$ 20,009	$ 20,810
Loans past due over 90 days and still accruing	680	478
Total nonperforming loans	20,689	21,288
Other real estate	748	953
Repossessions	103	150
Total nonperforming assets	$ 21,540	$ 22,391

Total impaired loans	$ 19,624	$ 20,304

Nonperforming loans to total loans	1.11%	1.16%
Nonperforming assets to total assets	0.88%	0.94%

Total nonperforming assets decreased by $851,000, or 3.8%, to $21.5 million during the first quarter of 2009. The decrease was primarily due to the paydowns and charge-offs on impaired commercial credits, partially offset by the addition of two commercial relationships to the impaired loan category. Six commercial relationships represented 68.8% of total nonperforming loans. Four of the six relationships are each less than $2.0 million. A $6.5 million credit to a manufacturer tied to the housing industry represented the largest exposure in the nonperforming category. Borrower collateral including real estate, receivables, inventory and equipment support the credit, however, there are no guarantors. The Company took a $906,000 charge-off related to this credit in 2008, and no charge-offs have been taken in 2009.

A commercial relationship consisting of two loans totaling $2.7 million represented the second largest exposure in the nonperforming category. The borrower is engaged in sales tied to the recreational vehicle industry as well as residential real estate development. Borrower collateral, including real estate and the personal guarantees of its principals, support the credit. However, there can be no assurances that full repayment of the loans will result. The Company took $1.3 million in charge-offs related to this relationship during 2008, and no charge-offs have been taken in 2009.

Management does not foresee a rapid recovery from the current distressed economic conditions in the Company’s markets. In addition, certain industries, including residential and commercial real estate development, recreational vehicle and mobile home manufacturing and other regional industries continue to experience general slow-downs and negative growth. While the Company believes that the impact of these industry-specific issues will be somewhat mitigated by its overall expansion strategy, the economic recession impacting its entire geographic footprint will continue to present challenges. The Company’s expansion strategy promotes diversification among industries as well as a continued focus on enforcement of a strong credit environment and an aggressive position on loan work-out situations. Further, the Company’s overall asset quality position can be influenced by a small number of credits due to the focus on commercial lending activity and the granularity inherent in this strategy. Total deposits increased by $71.5 million, or 3.8%, to $1.957 billion at March 31, 2009 from $1.885 billion at December 31, 2008. The increase resulted from increases of $118.4 million in public fund certificates of deposit of $100,000 or more, $52.2 million in certificates of deposit of $100,000 and over, $31.8 million in other certificates of deposit, $5.1 million in savings accounts and $4.9 million in money market accounts. Offsetting these increases were decreases of $87.9 million in interest bearing transaction accounts, $35.1 million in brokered deposits and $17.9 million in demand deposits. The Company offers only traditional bank deposit products which are supported by FDIC insurance up to the maximum covered amounts.

Total short-term borrowings decreased by $12.0 million, or 5.9%, to $190.6 million at March 31, 2009 from $202.6 million at December 31, 2008. The decrease resulted primarily from decreases of $19.0 million in federal funds purchased and $9.7 million in securities sold under agreements to repurchase. Offsetting these decreases were increases of $15.0 million in other borrowings, primarily from the Federal Reserve Bank of Chicago’s Term Auction Facility. In addition, long-term borrowings decreased by $50.0 million primarily from long-term advances from the Federal Home Loan Bank of Indianapolis. Total equity increased by $59.1 million, or 39.4%, to $209.1 million at March 31, 2009 from $150.0 million at December 31, 2008. The increase was driven by the February 2009 issuance of 56,044 shares of

Fixed Rate Cumulative Perpetual Preferred Stock to the United States Treasury in accordance with the Treasury’s Capital Purchase Program implemented under the Troubled Assets Relief Program (“TARP”). Preferred stock totaled $53.8 million, net of warrants of $2.3 million, at March 31, 2009 versus $0 at December 31, 2008. The remainder of the increase in total equity resulted from net income of $3.9 million, plus the decrease in the accumulated other comprehensive loss of $858,000, minus dividends of $1.9 million, plus $463,000 for stock issued through options exercised (including tax benefit), plus $135,000 for net treasury stock sold plus $39,000 in stock compensation expense, comprised most of this increase.

The FDIC’s risk based capital regulations require that all insured banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Company’s ratios continue to be above “well capitalized” levels. In addition, the $56.1 million in preferred stock issued in February, 2009 qualifies as Tier 1 capital. As of March 31, 2009, the Company’s Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio were 10.3%, 11.8% and 12.9%, respectively.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2008. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. March 31, 2009, the Company’s potential pretax exposure was within the Company’s policy limit, and not significantly different from December 31, 2008.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2009, there were no changes to the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

March 31, 2009

Part II - Other Information

Item 1. Legal proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1a. to Part I of the Company’s 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 31, 2009 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

January 1-31	3,449	$ 22.29	0	$ 0
February 1-28	686	21.26	0	0
March 1-31	0	0	0	0

Total	4,135	$ 22.12	0	$ 0

(a)	The shares purchased during the periods were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares were purchased in the ordinary course of business and consistent with past practice.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On February 24, 2009, the Company held a special meeting of stockholders. At the meeting, the stockholders approved a proposal to amend the Company’s Articles of Incorporation to authorize a class of blank check preferred stock.

Proposal to Amend the Company’s Articles of Incorporation to authorize the issuance of preferred stock:
For	Against	Abstain
7,245,073	3,042,285	82,286

Item 5. Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Lakeland Financial Corporation (Second Amendment), as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 2, 2009

4.1	Form of Stock Certificate for Series A Fixed Rate Cumulative Perpetual Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 2, 2009

4.2	Warrant to Purchase Shares of Common Stock, dated February 27, 2009	Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 2, 2009

10.1

Letter Agreement, dated February 27, 2009, by and between the Company, and the United States Department of the Treasury, which includes the Securities Purchase Agreement - Standard Terms attached as Exhibit A thereto, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant

Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2009

10.2	Side Letter, dated February 27, 2009, by and between the Company and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 2, 2009

10.3	Form of Waiver, executed by each of the Company’s senior executive officers	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 2, 2009

10.4	Form of Omnibus Amendment, executed by each of the Company’s senior executive officers	Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 2, 2009

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	Attached hereto

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	Attached hereto

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached hereto

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached hereto

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

March 31, 2009

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

(Registrant)

Date: May 4, 2009	/s/ Michael L. Kubacki
Michael L. Kubacki – President and Chief
Executive Officer

Date: May 4, 2009	/s/ David M. Findlay
David M. Findlay – Executive Vice President
and Chief Financial Officer

Date: May 4, 2009	/s/ Teresa A. Bartman
Teresa A. Bartman – Vice President
and Controller