Form 10-Q
period 2009-06-30
LAKELAND FINANCIAL CORP
filed 2009-08-05
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of shares of common stock outstanding at July 31, 2009: 12,432,430

LAKELAND FINANCIAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

PART I.

PART II.

PART 1

LAKELAND FINANCIAL CORPORATION

ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30, 2009 and December 31, 2008

(in thousands except for share data)

 (Page 1 of 2)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$ 34,454	$ 57,149
Short-term investments	7,329	6,858
Total cash and cash equivalents	41,783	64,007

Securities available for sale (carried at fair value)	390,092	387,030
Real estate mortgage loans held for sale	5,742	401

Loans, net of allowance for loan losses of $25,090 and $18,860	1,857,016	1,814,474

Land, premises and equipment, net	30,335	30,519
Bank owned life insurance	34,377	33,966
Accrued income receivable	8,714	8,599
Goodwill	4,970	4,970
Other intangible assets	310	413
Other assets	30,801	33,066
Total assets	$ 2,404,140	$ 2,377,445

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of June 30, 2009 and December 31, 2008

(in thousands except for share data)

(Page 2 of 2)

	June 30,	December 31,
	2009	2008
	(Unaudited)
LIABILITIES AND EQUITY

LIABILITIES
Noninterest bearing deposits	$ 226,270	$ 230,716
Interest bearing deposits	1,508,866	1,654,583
Total deposits	1,735,136	1,885,299

Short-term borrowings
Federal funds purchased	14,500	19,000
Securities sold under agreements to repurchase	127,778	137,769
U.S. Treasury demand notes	3,286	840
Other short-term borrowings	220,000	45,000
Total short-term borrowings	365,564	202,609

Accrued expenses payable	19,069	17,163
Other liabilities	1,208	1,434
Long-term borrowings	40,042	90,043
Subordinated debentures	30,928	30,928
Total liabilities	2,191,947	2,227,476

EQUITY
Cumulative perpetual preferred stock: 1,000,000 shares authorized, no par value, $1 liquidation value
56,044 shares issued and outstanding as of June 30, 2009	53,891	0
Common stock: 90,000,000 shares authorized, no par value
12,417,330 shares issued and 12,321,977 outstanding as of June 30, 2009
12,373,080 shares issued and 12,266,849 outstanding as of December 31, 2008	1,453	1,453
Additional paid-in capital	23,398	20,632
Retained earnings	144,753	141,371
Accumulated other comprehensive loss	(9,959)	(12,024)
Treasury stock, at cost (2009 - 95,353 shares, 2008 - 106,231 shares)	(1,432)	(1,552)
Total stockholders' equity	212,104	149,880

Noncontrolling interest	89	89
Total equity	212,193	149,969
Total liabilities and equity	$ 2,404,140	$ 2,377,445

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months and Six Months Ended June 30, 2009 and 2008

(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
NET INTEREST INCOME
Interest and fees on loans
Taxable	$ 23,751	$ 24,326	$ 46,540	$ 49,801
Tax exempt	30	27	100	59
Interest and dividends on securities
Taxable	4,433	3,976	8,896	7,356
Tax exempt	604	623	1,207	1,237
Interest on short-term investments	12	60	28	151
Total interest income	28,830	29,012	56,771	58,604

Interest on deposits	8,278	10,691	18,033	22,738
Interest on borrowings
Short-term	265	1,305	573	3,729
Long-term	749	1,518	1,612	2,133
Total interest expense	9,292	13,514	20,218	28,600

NET INTEREST INCOME	19,538	15,498	36,553	30,004

Provision for loan losses	4,936	3,021	9,452	4,174

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	14,602	12,477	27,101	25,830

NONINTEREST INCOME
Wealth advisory fees	727	863	1,466	1,672
Investment brokerage fees	432	614	890	897
Service charges on deposit accounts	2,110	2,255	4,020	4,024
Loan, insurance and service fees	894	738	1,230	1,393
Merchant card fee income	840	887	1,643	1,697
Other income	437	410	953	868
Mortgage banking income	582	205	1,390	520
Net securities gains	0	0	0	28
Gain on redemption of Visa shares	0	0	0	642
Total noninterest income	6,022	5,972	11,592	11,741

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Three Months and Six Months Ended June 30, 2009 and 2008

(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
NONINTEREST EXPENSE
Salaries and employee benefits	7,089	6,449	13,189	12,702
Net occupancy expense	720	689	1,641	1,485
Equipment costs	517	477	1,017	918
Data processing fees and supplies	1,005	867	1,984	1,707
Credit card interchange	523	579	1,051	1,114
Other expense	4,299	2,546	7,958	5,063
Total noninterest expense	14,153	11,607	26,840	22,989

INCOME BEFORE INCOME TAX EXPENSE	6,471	6,842	11,853	14,582

Income tax expense	2,011	2,040	3,523	4,539

NET INCOME	$ 4,460	$ 4,802	$ 8,330	$ 10,043

Dividends and accretion of discount on preferred stock	800	0	1,090	0

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 3,660	$ 4,802	$ 7,240	$ 10,043

Other comprehensive income/loss, net of tax:
Amortization of net actuarial loss on pension and SERP plans	20	15	41	29
Unrealized gain/(loss) on securities available for sale	1,187	(3,791)	2,024	(2,953)

TOTAL COMPREHENSIVE INCOME	$ 5,667	$ 1,026	$ 10,395	$ 7,119

BASIC WEIGHTED AVERAGE COMMON SHARES	12,416,710	12,262,926	12,409,146	12,239,372

BASIC EARNINGS PER COMMON SHARE	$ 0.29	$ 0.39	$ 0.58	$ 0.82

DILUTED WEIGHTED AVERAGE COMMON SHARES	12,515,196	12,468,486	12,512,890	12,447,473

DILUTED EARNINGS PER COMMON SHARE	$ 0.29	$ 0.39	$ 0.58	$ 0.81

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2009 and 2008

(in thousands)

(Unaudited)

(Page 1 of 2)

	2009	2008
Cash flows from operating activities:
Net income	$ 8,330	$ 10,043
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,107	905
Provision for loan losses	9,452	4,174
Write down of other real estate owned	0	285
Amortization of intangible assets	103	103
Amortization of loan servicing rights	289	209
Net change in loan servicing rights valuation allowance	125	(17)
Loans originated for sale	(71,018)	(29,630)
Net gain on sales of loans	(1,174)	(520)
Proceeds from sale of loans	66,333	28,873
Net gain on redemption of Visa shares	0	(642)
Net loss on sales of premises and equipment	0	3
Net loss on sales of other real estate	70	66
Net gain on sales of securities available for sale	0	(28)
Net securities amortization	81	0
Stock compensation expense	125	101
Earnings on life insurance	(327)	(597)
Tax benefit of stock option exercises	(115)	(409)
Net change:
Accrued income receivable	(115)	296
Accrued expenses payable	1,947	(412)
Other assets	882	(3,321)
Other liabilities	(453)	(455)
Total adjustments	7,312	(1,016)
Net cash from operating activities	15,642	9,027

Cash flows from investing activities:
Proceeds from sale of securities available for sale	0	28
Proceeds from maturities, calls and principal paydowns of
securities available for sale	62,987	34,664
Purchases of securities available for sale	(62,746)	(100,987)
Purchase of life insurance	(84)	(11,422)
Net increase in total loans	(51,994)	(153,371)
Proceeds from sales of land, premises and equipment	0	68
Purchases of land, premises and equipment	(923)	(802)
Proceeds from sales of other real estate	172	1,171
Net cash from investing activities	(52,588)	(230,651)

(Continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2009 and 2008

(in thousands)

(Unaudited)

(Page 2 of 2)

	2009	2008
Cash flows from financing activities:
Net increase (decrease) in total deposits	(150,163)	126,117
Net increase (decrease) in short-term borrowings	162,955	40,075
Proceeds from long-term borrowings	0	90,000
Payments on long-term borrowings	(50,001)	(1)
Dividends paid	(4,466)	(3,611)
Proceeds from issuance of preferred stock	56,044	0
Proceeds from stock option exercise	476	1,103
Purchase of treasury stock	(123)	(101)
Net cash from financing activities	14,722	253,582
Net change in cash and cash equivalents	(22,224)	31,958
Cash and cash equivalents at beginning of the period	64,007	67,691
Cash and cash equivalents at end of the period	$ 41,783	$ 99,649
Cash paid during the period for:
Interest	$ 18,104	$ 28,846
Income taxes	3,700	4,425
Supplemental non-cash disclosures:
Loans transferred to other real estate	0	388

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The 2008 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Basic weighted average common shares outstanding for the year-to-date periods ended June 30, 2009 and 2008 were 12,409,146 and 12,239,372, respectively. Basic weighted average common shares outstanding for the quarterly periods ended June 30, 2009 and 2008 were 12,416,710 and 12,262,926, respectively. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants. Diluted weighted average common shares outstanding for the year-to-date periods ended June 30, 2009 and 2008 were 12,512,890 and 12,447,473, respectively. Diluted weighted average common shares outstanding for the quarterly periods ended June 30, 2009 and 2008 were 12,515,196 and 12,468,486, respectively. Stock options for 120,000 and 72,000 shares for the period ended June 30, 2009 and June 30, 2008, respectively, were not considered in computing diluted earnings per common share because they were antidilutive. In addition, warrants for 396,538 shares for the periods ended June 30, 2009 were not considered in computing diluted earnings per share because they were antidilutive. Earnings and dividends per share are restated for all stock splits and dividends through the date of issuance of the financial statements. The common shares included in Treasury Stock for 2009 and 2008 reflect the acquisition of 95,353 and 100,946 shares, respectively, of Lakeland Financial Corporation common stock that have been purchased under a directors’ deferred compensation plan. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

NOTE 3. LOANS

	June 30,	December 31,
	2009	2008
Commercial and industrial loans	$ 1,243,095	$ 1,201,611
Commercial real estate - multifamily loans	26,623	25,428
Commercial real estate construction loans	136,440	116,970
Agri-business and agricultural loans	167,614	189,007
Residential real estate mortgage loans	98,814	117,230
Home equity loans	152,804	128,219
Installment loans and other consumer loans	57,720	55,102
Subtotal	1,883,110	1,833,567
Less: Allowance for loan losses	(25,090)	(18,860)
Net deferred loan fees	(1,004)	(233)
Loans, net	$ 1,857,016	$ 1,814,474

Impaired loans	$ 18,967	$ 20,304
Amount of the allowance for loan losses allocated	$ 4,535	$ 3,228

Non-performing loans	$ 19,699	$ 21,288

Allowance for loan losses to total loans	1.33%	1.03%

Changes in the allowance for loan losses are summarized as follows:

	Six Months Ended
	June 30,
	2009	2008
Balance at beginning of period	$ 18,860	$ 15,801
Provision for loan losses	9,452	4,174
Charge-offs	(3,450)	(2,196)
Recoveries	228	235
Net loans charged-off	(3,222)	(1,961)
Balance at end of period	$ 25,090	$ 18,014

NOTE 4. SECURITIES

          Information related to the fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) is provided in the tables below.

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gain	Losses	Cost
June 30, 2009
U.S. Treasury securities	$ 1,009	$ 9	$ 0	$ 1,000
U.S. Government agencies	5,712	119	0	5,593
Mortgage-backed securities	250,320	6,904	(388)	243,804
Non-agency mortgage-backed securities	76,584	18	(21,129)	97,695
State and municipal securities	56,467	915	(252)	55,804
Total	$ 390,092	$ 7,965	$ (21,769)	$ 403,896

December 31, 2008
U.S. Treasury securities	$ 1,025	$ 24	$ 0	$ 1,001
U.S. Government agencies	15,685	232	0	15,453
Mortgage-backed securities	229,571	3,907	(228)	225,892
Non-agency mortgage-backed securities	85,098	0	(21,692)	106,790
State and municipal securities	55,651	970	(400)	55,081
Total	$ 387,030	$ 5,133	$ (22,320)	$ 404,217

          Information regarding the fair value of available for sale debt securities by maturity as of June 30, 2009 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

Fair
Value
Due in one year or less	$ 6,801
Due after one year through five years	4,487
Due after five years through ten years	34,370
Due after ten years	17,530
63,188
Mortgage-backed securities	326,904
Total debt securities	$ 390,092

Information regarding security proceeds, gross gains and gross losses are presented below.

	Six months ended June 30,
	2009	2008	2007
Sales of securities available for sale
Proceeds	$ 0	$ 0	$ 13,530
Gross gains	0	0	88
Gross losses	0	0	52

	Three months ended June 30,
	2009	2008	2007
Sales of securities available for sale
Proceeds	$ 0	$ 0	$ 0
Gross gains	0	0	0
Gross losses	0	0	0

There were no security sales in 2009. All of the gains and losses were from calls or maturities.

          Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over estimated lives for mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

          Information regarding the securities gain and loss activity included in accumulated other comprehensive income is presented below.

	Six months ended June 30,
	2009	2008	2007
Unrealized holding gain/(loss) on securities available for sale
arising during the period	$ 3,383	$ (4,865)	$ (2,364)
Reclassification adjustment for (gains)/losses
included in net income	-	(28)	(36)
Net securities gain /(loss) activity during the period	3,383	(4,893)	(2,400)
Tax effect	(1,359)	1,940	964
Net of tax amount	$ 2,024	$ (2,953)	$ (1,436)

	Three months ended June 30,
	2009	2008	2007
Unrealized holding gain/(loss) on securities available for sale
arising during the period	$ 1,991	$ (6,274)	$ (3,340)
Reclassification adjustment for (gains)/losses
included in net income	0	0	0
Net securities gain /(loss) activity during the period	1,991	(6,274)	(3,340)
Tax effect	(804)	2,483	1,304
Net of tax amount	$ 1,187	$ (3,791)	$ (2,036)

          Securities with carrying values of $226.9 million and $310.7 million were pledged as of June 30, 2009 and 2008, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law.

          Information regarding securities with unrealized losses as of June 30, 2009 and December 31, 2008 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2009

U.S. Treasury securities	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
U.S. Government agencies	0	0	0	0	0	0
Mortgage-backed securities	42,518	376	2,785	12	45,303	388
Non-agency mortgage-backed securities	3,329	1,011	69,519	20,118	72,848	21,129
State and municipal securities	13,196	229	380	23	13,576	252
Total temporarily impaired	$ 59,043	$ 1,616	$ 72,684	$ 20,153	$ 131,727	$ 21,769

December 31, 2008

U.S. Treasury securities	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
U.S. Government agencies	0	0	0	0	0	0
Mortgage-backed securities	28,415	92	9,667	136	38,082	228
Non-agency mortgage-backed securities	68,698	15,270	16,413	6,422	85,111	21,692
State and municipal securities	14,663	373	877	27	15,540	400
Total temporarily impaired	$ 111,776	$ 15,735	$ 26,957	$ 6,585	$ 138,733	$ 22,320

The number of securities with unrealized losses as of June 30, 2009 and December 31, 2008 is presented below.

	Less than	12 months
	12 months	or more	Total
June 30, 2009

U.S. Treasury securities	0	0	0
U.S. Government agencies	0	0	0
Mortgage-backed securities	12	7	19
Non-agency mortgage-backed securities	1	22	23
State and municipal securities	32	1	33
Total temporarily impaired	45	30	75

December 31, 2008

U.S. Treasury securities	0	0	0
U.S. Government agencies	0	0	0
Mortgage-backed securities	12	12	24
Non-agency mortgage-backed securities	19	5	24
State and municipal securities	37	2	39
Total temporarily impaired	68	19	87

All of the following are considered to determine whether or not the impairment of these securities is other-than-temporary. Seventy-one percent of the securities are backed by the U.S. Government, government agencies, government sponsored agencies or are A rated or better, except for certain non-local municipal securities. Mortgage-backed securities which are not issued by the U.S. Government or government sponsored agencies (private label mortgage-backed securities) met specific criteria set by the Asset Liability Management Committee at their time of purchase, including having the highest rating available by either Moody’s or S&P. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed have been received. For the government, government-sponsored agency and municipal securities, there were no concerns of credit losses and there was nothing to indicate that full principal will not be received. Management considers the unrealized losses on these securities to be primarily interest rate driven and no loss is expected to be realized unless the securities are sold, which management does not have the intent or need to sell these securities at this time.

As of June 30, 2009, the Company had $76.6 million of collateralized mortgage obligations which were not issued by the federal government or government sponsored agencies, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. Seven of the 24 private label mortgage backed securities were still rated AAA/Aaa as of June 30, 2009, but seventeen were downgraded by S&P, Fitch and/or Moody’s, including nine which were ranked below investment grade by one or more rating agencies. For these private label mortgage-backed securities, additional analysis is performed to determine if the impairment is temporary or other-than-temporary in which case impairment would need to be recorded for these securities. The initial analysis is based upon outside, third party reports which include projections of the cash flows of the individual securities under several different scenarios based upon assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses. Based upon the initial review using the third party reports, securities may be identified for further analysis. If any are identified management makes assumptions as to prepayment speeds, default rates, severity of losses and lag time until losses are actually recorded for each security based upon historical data for each security and other factors. Cash flows for each security using these assumptions are generated and the net present value is computed using an appropriate discount rate for the individual security. The net present value is then compared to the book value of the security to determine if there is any other-than-temporary impairment that must be recorded. Based on this analysis of the private label mortgage-backed securities as of June 30, 2009, the Company does not believe any other-than-temporary impairment needs to be recorded.

The Company does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, the current intent and ability is to hold them until a recovery in fair value or maturity.

NOTE 5. EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Six Months Ended June 30,
	Pension Benefits		SERP Benefits
	2009	2008	2009	2008
Interest cost	$ 70	$ 71	$ 37	$ 36
Expected return on plan assets	(97)	(95)	(50)	(50)
Recognized net actuarial loss	47	24	23	26
Net pension expense	$ 20	$ 0	$ 10	$ 12

	Three Months Ended June 30,
	Pension Benefits		SERP Benefits
	2009	2008	2009	2008
Interest cost	$ 35	$ 36	$ 19	$ 18
Expected return on plan assets	(49)	(47)	(25)	(25)
Recognized net actuarial loss	23	12	12	13
Net pension expense	$ 9	$ 1	$ 6	$ 6

          The Company previously disclosed in its financial statements for the year ended December 31, 2008 that it expected to contribute $250,000 to its pension plan and $136,000 to its SERP plan in 2009. As of June 30,

2009, $0 had been contributed to the pension plan and $0 to the SERP plan, however, management expects to contribute the full $250,000 to its pension plan and $136,000 to its SERP plan in 2009.

NOTE 6. NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4)” during the second quarter of 2009. FSP 157-4 clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company’s adoption of this standard in the second quarter of 2009 did not have any material effect on the Company’s operating results or financial condition.

The Company adopted FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments (FSP FAS 115-2 and FAS 124-2)” during the second quarter of 2009. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company’s adoption of this standard did not have any material effect on the Company’s operating results or financial condition.

The Company adopted FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1)” during the second quarter of 2009. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FASB Statement No. 107. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company’s adoption of this standard did not have any material effect on the Company’s operating results or financial condition.

          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature, and is effective for interim and annual periods ending after June

15, 2009. The Company adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this statement did not have a material impact on the Company’s operating results or financial position.

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

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value can be determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes residential mortgage servicing rights.

         Securities available for sale are valued primarily by a third party pricing service. The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). There were no transfers from or into Level 1, Level 2 or Level 3 during the second quarter of 2009.

The table below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2009
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

Securities available for sale	$ 1,009	$389,083	$ 0	$ 390,092

Total assets	$ 1,009	$389,083	$ 0	$ 390,092

	December 31, 2008
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	at Fair Value
Assets
Securities available for sale	$ 1,025	$386,005	$ 0	$ 387,030

Total assets	$ 1,025	$386,005	$ 0	$ 387,030

          Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair-value accounting or write-downs of individual assets. The table below presents the balances of assets measured at fair value on a nonrecurring basis:

June 30, 2009
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

Impaired loans	$ 0	$ 0	$ 14,432	$ 14,432
Mortgage servicing rights	0	0	1,087	1,087

Total assets	$ 0	$ 0	$ 15,519	$ 15,519

December 31, 2008
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired Loans	$ 0	$ 0	$ 17,076	$ 17,076
Mortgage servicing rights	0	0	121	121

Total assets	$ 0	$ 0	$ 17,197	$ 17,197

          Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $19.0 million, with a valuation allowance of $4.5 million, resulting in an additional provision for loan losses of $1.3 million for the six months ended June 30, 2009. In addition, $125,000 in impairment of mortgage servicing rights, measured using Level 3 inputs within the fair value hierarchy, was recognized during the six months ended June 30, 2009. The $125,000 impairment was recorded in loan, insurance and service fees.

          The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and cash equivalents	$ 41,783	$ 41,783	$ 64,007	$ 64,007
Securities available for sale	390,092	390,092	387,030	387,030
Real estate mortgages held for sale	5,742	5,788	401	405
Loans, net	1,857,016	1,861,600	1,814,474	1,827,967
Federal Home Loan Bank stock	9,849	N/A	9,849	N/A
Federal Reserve Bank stock	1,738	N/A	1,738	N/A
Accrued interest receivable	8,703	8,703	8,588	8,588
Financial Liabilities:
Certificates of deposit	(960,423)	(968,165)	(998,344)	(1,013,798)
All other deposits	(774,713)	(774,713)	(886,955)	(886,955)
Securities sold under agreements to repurchase	(127,778)	(127,778)	(137,769)	(137,769)
Other short-term borrowings	(237,786)	(237,842)	(64,840)	(64,840)
Long-term borrowings	(40,042)	(41,032)	(90,043)	(94,002)
Subordinated debentures	(30,928)	(30,846)	(30,928)	(30,917)
Standby letters of credit	(295)	(295)	(213)	(213)
Accrued interest payable	(11,926)	(11,926)	(9,812)	(9,812)

          For purposes of the above disclosures of estimated fair value, the following assumptions were used as of June 30, 2009 and December 31, 2008. The estimated fair value for cash and cash equivalents, demand and savings deposits, variable rate loans, variable rate short term borrowings and accrued interest is considered to approximate cost. The fair value of Federal Home Loan Bank and Federal Reserve Bank stock is not determinable as there are restrictions on its transferability. The estimated fair value for fixed rate loans, certificates of deposit and fixed rate borrowings is based on discounted cash flows using current market rates applied to the estimated life. Real estate mortgages held for sale are based upon the actual contracted price for those loans sold but not yet delivered, or the current Federal Home Loan Mortgage Corporation price for normal delivery of mortgages with similar coupons and maturities at year-end. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The estimated fair value of other financial instruments approximate cost and are not considered significant to this presentation.

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

Part 1

LAKELAND FINANCIAL CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

and

RESULTS OF OPERATIONS

June 30, 2009

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in northern Indiana. The Company earned $8.3 million for the first six months of 2009, versus $10.0 million in the same period of 2008, a decrease of 17.1%. Net income was positively impacted by a $6.5 million increase in net interest income. Offsetting this positive impact was an increase of $5.3 million in the provision for loan losses, an increase of $3.9 million in noninterest expense and a decrease of $149,000 in noninterest income. Basic earnings per common share for the first six months of 2009 were $0.58 per share, versus $0.82 per share for the first six months of 2008. Diluted earnings per common share reflect the potential dilutive impact of stock options, stock awards and warrants. Diluted earnings per common share for the first six months of 2009 were $0.58 per share, versus $0.81 for the first six months of 2008. Basic and diluted earnings per share for the first six months of 2009 were impacted by $1.1 million in dividends and accretion of discount on preferred stock.

Net income for the second quarter of 2009 was $4.5 million, a decrease of 7.1% versus $4.8 million for the comparable period of 2008. The decrease was driven by a $2.5 million increase in noninterest expense, as well as a $1.9 million increase in the provision for loan losses. Offsetting these negative impacts was an increase of $4.0 million in net interest income as well as an increase of $50,000 in noninterest income. Basic earnings per share for the second quarter of 2009 were $0.29 per share, versus $0.39 per share for the second quarter of 2008. Diluted earnings per share for the second quarter of 2009 were $0.29 per share, versus $0.39 per share for the second quarter of 2008. Basic and diluted earnings per share for the second quarter of 2009 were impacted by $800,000 in dividends and accretion of discount on preferred stock.

RESULTS OF OPERATIONS

Net Interest Income

For the six-month period ended June 30, 2009, net interest income totaled $36.6 million, an increase of 21.8%, or $6.5 million, versus the first six months of 2008. This increase was primarily due to a $315.7 million, or 16.1%, increase in average earning assets to $2.28 billion. In addition, the Company’s net interest margin improved to 3.29% for the six month period ended June 30, 2009, versus 3.13% for the comparable period in 2008. For the three-month period ended June 30, 2009, net interest income totaled $19.5 million, an increase of 26.1%, or $4.0 million, versus the second quarter of 2008. This increase was primarily due to a 30 basis point increase in the Company’s net interest margin to 3.45%, versus 3.15% for the second quarter of

2008. In addition, average earning assets increased by $286.6 million, or 14.2%, to $2.305 billion in the second quarter of 2009, versus the second quarter of 2008.

Given the Company’s mix of interest earning assets and interest bearing liabilities at June 30, 2009, the Company would generally be considered to have a relatively neutral balance sheet structure. The Company’s balance sheet structure would normally be expected to produce a stable or declining net interest margin in a declining rate environment. As the Company’s balance sheet has become more neutral in structure, management believes that future rate movements will have less impact on net interest margin than historically, although other factors such as deposit mix, market deposit rate pricing and non-bank deposit products could have a dramatic impact on net interest margin. The Company’s mix of deposits has shifted to more reliance on certificates of deposits, specifically public fund deposits and brokered deposits, and corporate and public fund money market and repurchase agreements, which generally carry a higher interest rate cost than other types of interest bearing deposits. In addition, during the first quarter of 2009, the Company began using the Federal Reserve Bank’s Term Auction Facility and has increased its usage through the second quarter. Because of the favorable pricing structure and general terms of the program, the Company may consider further increases in usage in the future.

During the first six months of 2009, total interest and dividend income decreased by $1.8 million, or 3.1%, to $56.8 million, versus $58.6 million during the first six months of 2008. This decrease was primarily the result of a decrease in the tax equivalent yield on average earning assets. The tax equivalent yield on average earning assets decreased by 98 basis points to 5.1% for the six-month period ended June 30, 2009 versus the same period of 2008. During the second quarter of 2009, total interest and dividend income decreased by $182,000, or 0.6%, to $28.8 million, versus $29.0 million during the second quarter of 2008. This decrease was primarily the result of a decrease in the tax equivalent yield on average earning assets. The tax equivalent yield on average earning assets decreased by 77 basis points to 5.1% for the second quarter of 2009 versus the same period of 2008.

          During the first six months of 2009, loan interest income decreased by $3.2 million, or 6.5%, to $46.6 million, versus $49.9 million during the first six months of 2008. The decrease was driven by a 122 basis point decrease in the tax equivalent yield on loans to 5.0%, versus 6.3% in the first six months of 2008, somewhat offset by a $265.8 million, or 16.6%, increase in average daily loan balances. During the second quarter of 2009, loan interest income decreased by $572,000, or 2.3%, to $23.8 million, versus $24.4 million during the second quarter of 2008. The decrease was driven by a 93 basis point decrease in the tax equivalent yield on loans to 5.0%, versus 6.0% in the second quarter of 2008, somewhat offset by a $251.3 million, or 15.3%, increase in average daily loan balances.

The average daily securities balances for the first six months of 2009 increased $42.5 million, or 12.1%, to $392.5 million, versus $350.0 million for the same period of 2008. During the same periods, income from securities increased by $1.5 million, or 17.6%, to $10.1 million versus $8.6 million during the first six months of 2008. The increase was primarily the result of the increase in average daily securities balances, as well as a 23 basis point increase in the tax equivalent yield on securities, to 5.5%, versus 5.3% in the first six months of 2008. The average daily securities balances for the second quarter of 2009 increased $29.4 million, or 8.0%, to $395.7 million, versus $366.3 million for the same period of 2008. During the second quarter of 2009, income from securities was $5.0 million, an increase of $438,000, or 9.5%, versus the second quarter of 2008. The increase was primarily the result of the increase in average daily securities balances, as well as a four basis point increase in the tax equivalent yield on securities.

Total interest expense decreased $8.4 million, or 29.3%, to $20.2 million for the six-month period ended June 30, 2009, from $28.6 million for the comparable period in 2008. The decrease was primarily the result of a 114 basis point decrease in the Company’s daily cost of funds to 1.9%, versus 3.0% for the same period of 2008. Total interest expense decreased $4.2 million, or 31.2%, to $9.3 million for the second quarter of 2009, versus $13.5 million for the second quarter of 2008. The decrease was primarily the result of a 106 basis point decrease in the Company’s daily cost of funds to 1.7%, from 2.8% for the same period of 2008.

On an average daily basis, total deposits (including demand deposits) increased $346.7 million, or 22.6%, to $1.881 billion for the six-month period ended June 30, 2009, versus $1.534 billion during the same period in 2008. The average daily balances for the second quarter of 2009 increased $299.9 million, or 19.3%, to $1.853 billion from $1.553 billion during the second quarter of 2008. On an average daily basis, noninterest bearing demand deposits were $220.0 million for the six-month period ended June 30, 2009, versus $218.2 million for the same period in 2008. The average daily noninterest bearing demand deposit balances for the second quarter of 2009 were $222.2 million, versus $218.5 million for the second quarter of 2008. On an average daily basis, interest bearing transaction accounts increased $84.1 million, or 18.6%, to $537.0 million for the six-month period ended June 30, 2009, versus the same period in 2008. Average daily interest bearing transaction accounts increased $48.6 million, or 10.1%, to $528.1 million for the second quarter of 2009, versus $479.5 million for the second quarter of 2008. When comparing the six months ended June 30, 2009 with the same period of 2008, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $262.2 million, primarily as a result of increases in brokered time deposits. The rate paid on time deposit accounts decreased 150 basis points to 2.9% for the six-month period ended June 30, 2009, versus the same period in 2008. During the second quarter of 2009, the average daily balance of time deposits increased $247.5 million, and the rate paid decreased 152 basis points to 2.7%, versus the second quarter of 2008.

Due to strong loan growth and additional relationship opportunities, the Company continued to focus on public fund deposits as a core funding strategy. In addition, the Company has increased its usage of brokered certificates of deposits as a result of loan growth and overall liquidity and funding management. On an average daily basis, total brokered certificates of deposit increased $129.4 million to $187.8 million for the six-month period ended June 30, 2009, versus $58.4 million for the same period in 2008. During the second quarter of 2009, average daily brokered certificates of deposit were $146.9 million, versus $72.5 million during the second quarter of 2008. On an average daily basis, total public fund certificates of deposit decreased $50.9 million to $211.9 million for the six-month period ended June 30, 2009, versus $262.7 million for the same period in 2008. During the second quarter of 2009, average daily public fund certificates of deposit were $204.5 million, versus $233.0 million during the second quarter of 2008. Public fund deposits are highly variable primarily due to the timing differences between when real estate property taxes are collected versus when those tax revenues are spent, as well as the intense competition for these funds. The Company is also a member of the Certificate of Deposit Account Registry Service (CDARS) deposit program. The program is a convenient way for participating customers to enjoy full FDIC insurance coverage on large certificates of deposit, and consists of a network of financial institutions which exchange funds. The average daily balances of CDARS certificates of deposit were $79.1 million and $87.2 million, respectively, in the six months and three months ended June 30, 2009. There were no CDARS deposits in the six months and three months ended June 30, 2008.

Average daily balances of borrowings were $313.4 million during the six months ended June 30, 2009, versus $381.6 million during the same period of 2008, and the rate paid on borrowings decreased 168 basis points to 1.4%. The decrease in average borrowings was driven by decreases of $53.5 million in notes payable, $34.5 million in securities sold under agreements to repurchase and $33.5 million in federal funds purchased. During the second quarter of 2009 the average daily balances of borrowings decreased $75.1 million to $342.4 million, versus $417.5 million for the same period of 2008, and the rate paid on borrowings decreased 153 basis points to 1.2%. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 14.5% and 11.4%, respectively, when comparing the six-month and three-month periods ended June 30, 2009 versus the same period in 2008.

During the first quarter of 2009, the Company began using the Federal Reserve Bank’s Term Auction Facility (TAF). Average daily balances of borrowings under the facility were $43.2 million and $101.9 million, respectively, during the six months and three months ended June 30, 2009. The interest rate was 0.25% during both periods. There were no outstanding TAF borrowings prior to the first quarter of 2009. As discussed previously, the Company may consider further increases in usage in the future.

As a result of the unprecedented instability in the financial markets during the second half of 2008 and continuing into 2009, the Company reviewed its liquidity plan and has taken several actions designed to provide for an appropriate funding strategy in this unsettled environment. These actions include: actively communicating with correspondent banks who provide federal fund lines to ensure availability of these funds; expanded use of brokered certificate of deposits, which have been readily available to the Company at competitive rates; increased allocation of collateral at the Federal Reserve Bank for borrowings under their programs; increased usage of FHLB advances at advantageous rates; participation in the Certificate of Deposit Account Registry Service (CDARS) deposit program and an increased focus on attractive core deposit programs offered by the Company. The Company will continue to carefully monitor its liquidity planning and will make any necessary adjustments during this environment

The following tables set forth consolidated information regarding average balances and rates:

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Six Months Ended June 30,
		2009			2008
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 1,862,355	$ 46,540	5.04%	$ 1,599,961	$ 49,801	6.26%
Tax exempt (1)	5,922	129	4.40	2,517	78	6.23
Investments: (1)
Available for sale	392,492	10,685	5.49	349,997	9,155	5.26
Short-term investments	17,737	14	0.16	10,478	126	2.42
Interest bearing deposits	1,813	14	1.56	1,627	25	3.09

Total earning assets	2,280,319	57,383	5.08%	1,964,580	59,185	6.06%

Nonearning assets:
Cash and due from banks	39,616	0		41,249	0
Premises and equipment	30,311	0		27,393	0
Other nonearning assets	76,624	0		66,961	0
Less allowance for loan losses	(20,846)	0		(16,713)	0

Total assets	$ 2,406,024	$ 57,383		$ 2,083,470	$ 59,185

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2009 and 2008. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the six months ended June 30, 2009 and 2008, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Six Months Ended June 30,
		2009			2008
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 64,871	$ 6	0.02%	$ 66,246	$ 37	0.11%
Interest bearing checking accounts	537,006	2,770	1.04	452,936	5,248	2.33
Time deposits:
In denominations under $100,000	367,740	6,092	3.34	327,242	7,471	4.59
In denominations over $100,000	690,956	9,165	2.67	469,258	9,982	4.28
Miscellaneous short-term borrowings	238,799	573	0.48	330,488	3,729	2.27
Long-term borrowings	74,644	1,612	4.35	51,108	2,133	8.39

Total interest bearing liabilities	1,974,016	20,218	2.07%	1,697,278	28,600	3.39%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	219,993	0		218,154	0
Other liabilities	19,814	0		17,562	0
Stockholders' equity	192,201	0		150,476	0
Total liabilities and stockholders'
equity	$ 2,406,024	$ 20,218		$ 2,083,470	$ 28,600

Net interest differential - yield on
average daily earning assets		$ 37,165	3.29%		$ 30,585	3.13%

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Three Months Ended June 30,
		2009			2008
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 1,888,553	$ 23,751	5.04%	$ 1,637,885	$ 24,326	5.97%
Tax exempt (1)	3,171	42	5.29	2,520	36	5.71
Investments: (1)
Available for sale	395,711	5,327	5.40	366,294	4,882	5.36
Short-term investments	15,463	6	0.16	9,623	48	2.01
Interest bearing deposits	1,786	6	1.35	1,759	12	2.74

Total earning assets	2,304,684	29,132	5.07%	2,018,081	29,303	5.84%

Nonearning assets:
Cash and due from banks	38,131	0		42,227	0
Premises and equipment	30,267	0		27,369	0
Other nonearning assets	75,705	0		69,873	0
Less allowance for loan losses	(22,185)	0		(17,275)	0

Total assets	$ 2,426,602	$ 29,132		$ 2,140,275	$ 29,303

(1)

Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2009 and 2008. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended June 30, 2009 and 2008, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Three Months Ended June 30,
		2009			2008
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 66,889	$ 2	0.01%	$ 66,845	$ 17	0.10%
Interest bearing checking accounts	528,144	1,357	1.03	479,528	2,444	2.05
Time deposits:
In denominations under $100,000	368,980	2,927	3.18	328,776	3,605	4.41
In denominations over $100,000	666,519	3,992	2.40	459,266	4,625	4.05
Miscellaneous short-term borrowings	270,182	265	0.39	346,287	1,305	1.52
Long-term borrowings	72,233	749	4.17	71,245	1,518	8.57

Total interest bearing liabilities	1,972,947	9,292	1.89%	1,751,947	13,514	3.10%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	222,244	0		218,474	0
Other liabilities	20,587	0		18,368	0
Stockholders' equity	210,824	0		151,486	0
Total liabilities and stockholders'
equity	$ 2,426,602	$ 9,292		$ 2,140,275	$ 13,514

Net interest differential - yield on
average daily earning assets		$ 19,840	3.45%		$ 15,789	3.16%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, provisions for loan losses of $9.5 million and $4.9 million were recorded during the six-month and three-month periods ended June 30, 2009, versus provisions of $4.2 million and $3.0 million recorded during the same periods of 2008. Factors impacting the provision included the amount and status of classified credits, the level of charge-offs, management’s overall view on current credit quality and the regional and national economic conditions impacting credit quality, the amount and status of impaired loans, the amount and status of past due accruing loans (90 days or more), and overall loan growth as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

          Noninterest income categories for six-month and three-month periods ended June 30, 2009 and 2008 are shown in the following table:

	Six Months Ended
	June 30,
			Percent
	2009	2008	Change

Wealth advisory fees	$ 1,466	$ 1,672	(12.3)%
Investment brokerage fees	890	897	(0.8)
Service charges on deposit accounts	4,020	4,024	(0.1)
Loan, insurance and service fees	1,230	1,393	(11.7)
Merchant card fee income	1,643	1,697	(3.2)
Other income	953	868	9.8
Mortgage banking income	1,390	520	167.3
Net securities gains	0	28	(100.0)
Gain on redemption of Visa shares	0	642	(100.0)
Total noninterest income	$ 11,592	$ 11,741	(1.3)%

	Three Months Ended
	June 30,
			Percent
	2009	2008	Change

Wealth advisory fees	$ 727	$ 863	(15.8)%
Investment brokerage fees	432	614	(29.6)
Service charges on deposit accounts	2,110	2,255	(6.4)
Loan, insurance and service fees	894	738	21.1
Merchant card fee income	840	887	(5.3)
Other income	437	410	6.6
Mortgage banking income	582	205	183.9
Total noninterest income	$ 6,022	$ 5,972	0.8%

Noninterest income decreased $149,000 and increased $50,000, respectively, for the six-month and three-month periods ended June 30, 2009, versus the same periods in 2008. The results for 2008 were impacted by a nonrecurring gain of $642,000 related to the Visa initial public offering, which occurred in the first quarter of 2008. Excluding this gain, noninterest income in the six-months ended June 30, 2009 increased by $493,000, or 4.4%, versus the same period of 2008. Wealth advisory fees decreased due to the decreased value of certain trust assets upon which many of the fees are based. Noninterest income for the six months and three months ended June 30, 2009 was positively impacted by increases in mortgage banking income. Recent declines in mortgage rates have led to greater numbers of loans refinancing as well as a larger pipeline of mortgage loan applications which, in turn, increase the amount of mortgage income. Loan, insurance and service fees declined in the six month period primarily due to $125,000 in non-cash impairment recorded on the value of the Company’s mortgage servicing rights, which was also driven by the declines in mortgage rates and associated refinancing, resulting in higher prepayment speeds.

Noninterest Expense

Noninterest expense categories for the six-month and three-month periods ended June 30, 2009 and 2008 are shown in the following table:

	Six Months Ended
	June 30,
			Percent
	2009	2008	Change

Salaries and employee benefits	$ 13,189	$ 12,702	3.8%
Occupancy expense	1,641	1,485	10.5
Equipment costs	1,017	918	10.8
Data processing fees and supplies	1,984	1,707	16.2
Credit card interchange	1,051	1,114	(5.7)
Other expense	7,958	5,063	57.2
Total noninterest expense	$ 26,840	$ 22,989	16.8%

	Three Months Ended
	June 30,
			Percent
	2009	2008	Change

Salaries and employee benefits	$ 7,089	$ 6,449	9.9%
Occupancy expense	720	689	4.5
Equipment costs	517	477	8.4
Data processing fees and supplies	1,005	867	15.9
Credit card interchange	523	579	(9.7)
Other expense	4,299	2,546	68.9
Total noninterest expense	$ 14,153	$ 11,607	21.9%

Noninterest expense increased $3.9 million and $2.5 million, respectively, in the six-month and three-month periods ended June 30, 2009 versus the same periods of 2008. Other expense increased by $2.9 million and $1.8 million, respectively, in the six months and three months ended June 30, 2009, driven by regulatory expenses, which increased due to higher FDIC insurance premiums. FDIC premiums increased by $2.1 million and $1.5 million, respectively, in the six-month and three-month periods ended June 30, 2009 versus the same periods of 2008. The effect of higher FDIC insurance premiums is impacting the banking industry as a whole and the assessments may remain higher than recent historical levels for the foreseeable future. Also impacting noninterest expense were increases in salaries and employee benefits, which were higher due to staff additions in administrative and lending positions, normal merit increases and higher health insurance costs. Further impacting noninterest expense were increases in net occupancy expense and data processing fees and supplies. Higher maintenance and repair costs led to the increase in occupancy expense while data processing fees increased due to volume-driven account level activity fees and expanded technology-based client products.

Income Tax Expense

Income tax expense decreased $1.0 million, or 22.4%, for the first six months of 2009, compared to the same period in 2008. The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, decreased to 29.7% during the first six months of 2009 compared to 31.1% during the same period of 2008. The combined tax expense increased to 31.1% in the second quarter of 2009, versus 29.8% during the same period of 2008. The changes were driven by fluctuations in the percentage of revenue being derived from tax-advantaged sources in the six-month and three-month periods of 2009, compared to the same periods in 2008.

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

FINANCIAL CONDITION

Total assets of the Company were $2.404 billion as of June 30, 2009, an increase of $26.7 million, or 1.1%, when compared to $2.377 billion as of December 31, 2008.

Total cash and cash equivalents decreased by $22.2 million, or 34.7%, to $41.8 million at June 30, 2009 from $64.0 million at December 31, 2008.

Total securities available for sale increased by $3.1 million, or 0.8%, to $390.1 million at June 30, 2009 from $387.0 million at December 31, 2008. The increase was a result of a number of transactions in the securities portfolio. Securities purchases totaled $62.7 million. Offsetting this increase were securities paydowns totaling $50.7 million, maturities and calls of securities totaling $12.3 million and the fair market value of the securities portfolio increased by $3.4 million. The increase in fair market value was due to higher market values for securities which are backed directly or indirectly by the federal government. The investment portfolio is managed to limit the Company’s exposure to risk by containing mostly mortgage-backed securities, other securities which are either directly or indirectly backed by the federal government or a local municipal government and collateralized mortgage obligations rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. As of June 30, 2009, the Company had $76.6 million of collateralized mortgage obligations which were not backed by the federal government, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.

Seven of the 24 private label collateralized mortgage obligations are still rated AAA/Aaa as of June 30, 2009, but seventeen had been downgraded since the time of purchase by S&P, Fitch and/or Moody’s, including nine which were ranked below investment grade by one or more rating agencies. The Company, with the assistance of an outside advisor, analyzes projections for these securities that include projections of future performance in the underlying collateral under various scenarios and under various prepayment assumptions. Based on the analyses as of June 30, 2009, the projections indicated that principal and interest payments are expected to be collected over the life of the securities equaled or exceeded the current book value of these securities including interest, and no other than temporary impairment has been recorded as of June 30, 2009.

Real estate mortgage loans held-for-sale increased by $5.3 million, to $5.7 million at June 30, 2009 from $401,000 at December 31, 2008. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the six months ended June 30, 2009, $71.0 million in real estate mortgages were originated for sale and $65.2 million in mortgages were sold.

Total loans, excluding real estate mortgage loans held-for-sale, increased by $48.8 million, or 2.7%, to $1.882 billion at June 30, 2009 from $1.833 billion at December 31, 2008. The portfolio breakdown at June 30, 2009 and December 31, 2008 reflected 84% commercial and industrial, including commercial real estate and agri-business, 13% residential real estate and home equity and 3% consumer loans. The Company did not participate in the subprime mortgage lending markets and therefore did not have direct exposure to this sector as a lender.

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

Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors: application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish specific allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At June 30, 2009, on the basis of management’s review of the loan portfolio, the Company had loans totaling $128.4 million on the classified loan list versus $98.8 million on December 31, 2008. As of June 30, 2009, the Company had $71.6 million of assets classified special mention, $56.1 million classified as substandard, $715,000 classified as doubtful and $0 classified as loss as compared to $47.2 million, $46.2 million, $5.4 million and $0 at December 31, 2008.

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

The allowance for loan losses increased 33.0%, or $6.2 million, from $18.9 million at December 31, 2008 to $25.1 million at June 30, 2009. Pooled loan allocations increased $2.3 million from $7.0 million at December 31, 2008 to $9.3 million at June 30, 2009, which was primarily a result of higher pooled loan balances. Specific loan allocations increased $3.0 million from $10.4 million at December 31, 2008 to $13.4 million at June 30, 2009. This increase was primarily due to the higher classified loan balance. The unallocated component of the allowance for loan losses increased $873,000 from $1.4 million at December 31, 2008 to $2.4 million at June 30, 2009, based on management’s assessment of economic and other qualitative factors impacting the loan portfolio, particularly the ongoing economic weakness in the Company’s market area. Management believes the allowance for loan losses at June 30, 2009 was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not stabilize or improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Total impaired loans decreased by $1.3 million to $19.0 million at June 30, 2009 from $20.3 million at December 31, 2008. The decrease in the impaired loans category was primarily due to $2.0 million in paydowns received and a $1.5 million charge-off taken on one commercial relationship. The decrease in impaired loans due to paydowns and charge-offs was partially offset by the addition of four commercial relationships totaling $2.9 million. All of the impaired loans were on nonaccrual status at June 30, 2009. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in the aggregate for smaller-balance loans of similar nature such as residential mortgage, and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The following table summarizes nonperforming assets at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans	$ 19,446	$ 20,810
Loans past due over 90 days and still accruing	253	478
Total nonperforming loans	19,699	21,288
Other real estate	711	953
Repossessions	59	150
Total nonperforming assets	$ 20,469	$ 22,391

Total impaired loans	$ 18,967	$ 20,304

Nonperforming loans to total loans	1.05%	1.16%
Nonperforming assets to total assets	0.85%	0.94%

Total nonperforming assets decreased by $1.9 million, or 8.6%, to $20.5 million during the six-month period ended June 30, 2009. The decrease was primarily due to the paydowns and charge-offs on impaired commercial credits, partially offset by the addition of four commercial relationships to the impaired loan category. Five commercial relationships represented 64.5% of total nonperforming loans. Three of the five relationships are each less than $2.0 million. A $6.5 million credit to a manufacturer tied to the housing industry represented the largest exposure in the nonperforming category. Borrower collateral including real estate, receivables, inventory and equipment support the credit, however, there are no guarantors. The Company took a $906,000 charge-off related to this credit in 2008, and no charge-offs have been taken in 2009.

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

Management does not foresee a rapid recovery from the current distressed economic conditions in the Company’s markets as certain industries, including residential and commercial real estate development, recreational vehicle and mobile home manufacturing and other regional industries continue to experience general slow-downs and negative growth. The Company’s continued growth strategy promotes diversification among industries as well as a continued focus on enforcement of a strong credit environment and an aggressive position on loan work-out situations. While the Company believes that the impact of these industry-specific issues will be somewhat mitigated by its overall growth strategy, the economic recession impacting its entire geographic footprint will continue to present challenges. Additionally, the Company’s overall asset quality position can be influenced by a small number of credits due to the focus on commercial lending activity and the granularity inherent in this strategy.

Total deposits decreased by $150.2 million, or 8.0%, to $1.735 billion at June 30, 2009 from $1.885 billion at December 31, 2008. The decrease resulted from decreases of $112.5 million in brokered deposits, $104.9 million in interest bearing transaction accounts, $8.8 million in money market accounts, $4.4 million in demand deposits, $2.5 million in other certificates of deposit and $2.1 million in public fund certificates of deposit of $100,000 or more. Offsetting these decreases were increases of $76.5 million in certificates of deposit of $100,000 and over, $5.9 million in savings accounts and $2.6 million in CDARS certificates of deposit.

Total short-term borrowings increased by $163.0 million, or 80.4%, to $365.6 million at June 30, 2009 from $202.6 million at December 31, 2008. The increase resulted primarily from increases of $175.0 million in other borrowings, primarily from the Federal Reserve Bank of Chicago’s Term Auction Facility. Offsetting these increases were decreases of $10.0 million in securities sold under agreements to repurchase and $4.5 million in federal funds purchased. In addition, long-term borrowings decreased by $50.0 million primarily from long-term advances from the Federal Home Loan Bank of Indianapolis.

Total equity increased by $62.2 million, or 41.5%, to $212.1 million at June 30, 2009 from $150.0 million at December 31, 2008. The increase was driven by the February 2009 issuance of 56,044 shares of Fixed Rate Cumulative Perpetual Preferred Stock to the United States Treasury in accordance with the Treasury’s Capital Purchase Program implemented under the Troubled Assets Relief Program. Preferred stock totaled $53.9 million, net of unearned discount of $2.2 million, at June 30, 2009 versus $0 at December 31, 2008. The remainder of the increase in total equity resulted from net income of $8.3 million, plus the decrease in the accumulated other comprehensive loss of $2.1 million, minus dividends of $4.8 million, plus $476,000 for stock issued through options exercised (including tax benefit), minus $123,000 for net treasury stock purchased plus $125,000 in stock compensation expense, comprised most of this increase.

The FDIC’s risk based capital regulations require that all insured banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Bank’s ratios continue to be above these “well capitalized” levels. The Federal Reserve also has established minimum regulatory capital requirements for bank holding companies. As of June 30, 2009, the Company had regulatory capital in excess of these minimum requirements with a Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio of 10.2%, 11.9% and 13.1%, respectively.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2009. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. June 30, 2009, the Company’s potential pretax exposure was within the Company’s policy limit, and not significantly different from December 31, 2008.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2009, there were no changes to the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

June 30, 2009

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 30, 2009 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

April 1-30	0	$ 0	0	$ 0
May 1-31	777	18.92	0	0
June 1-30	0	0	0	0

Total	777	$ 18.92	0	$ 0

(a)	The shares purchased during the periods were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares were purchased in the ordinary course of business and consistent with past practice.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On April 14, 2009 the Company’s annual meeting of stockholders was held. At the meeting, the stockholders ratified the advisory vote on executive compensation, ratified the selection of Crowe Horwath LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2009, and Emily E. Pichon and Richard L. Pletcher were elected to serve as directors with terms expiring in 2012. Continuing as directors until 2010 are L. Craig Fulmer, Charles E. Niemier, Donald B. Steininger and Terry L. Tucker. Continuing as directors until 2011 are Robert E. Bartels, Jr., Thomas A. Hiatt, Michael L. Kubacki, Steven D. Ross and M. Scott Welch.

Election of Directors:
	For	Withheld
Emily E. Pichon	10,595,725	357,599
Richard L. Pletcher	10,627,191	326,134

Ratification of Advisory Proposal on Executive Compensation:
			Broker
For	Against	Abstain	Non-votes
9,358,834	1,430,773	163,714	0

Ratification of Independent Registered Public Accounting Firm:
				Broker
	For	Against	Abstain	Non-votes
Crowe Horwath LLP	10,706,732	183,692	62,900	0

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

June 30, 2009

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

(Registrant)

Date: August 3, 2009	/s/ Michael L. Kubacki
Michael L. Kubacki – President and Chief
Executive Officer

Date: August 3, 2009	/s/ David M. Findlay
David M. Findlay – Executive Vice President
and Chief Financial Officer

Date: August 3, 2009	/s/ Teresa A. Bartman
Teresa A. Bartman – Vice President
and Controller