Form 10-Q
period 2009-09-30
LAKELAND FINANCIAL CORP
filed 2009-10-26
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act). (check one):

Large accelerated filer    Accelerated filer    Non-accelerated filer  (do not check if a smaller reporting company)   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    NO

Number of shares of common stock outstanding at October 21, 2009:  12,442,030

LAKELAND FINANCIAL CORPORATION
Form 10-Q Quarterly Report
Table of Contents

PART I.

PART II.

PART 1
LAKELAND FINANCIAL CORPORATION
ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2009 and December 31, 2008
(in thousands except for share data)

(Page 1 of 2)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$31,188	$57,149
Short-term investments	8,072	6,858
Total cash and cash equivalents	39,260	64,007

Securities available for sale (carried at fair value)	407,331	387,030
Real estate mortgage loans held for sale	1,934	401

Loans, net of allowance for loan losses of $28,778 and $18,860	1,912,333	1,814,474

Land, premises and equipment, net	30,108	30,519
Bank owned life insurance	34,383	33,966
Accrued income receivable	8,990	8,599
Goodwill	4,970	4,970
Other intangible assets	259	413
Other assets	30,314	33,066
Total assets	$2,469,882	$2,377,445

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2009 and December 31, 2008
(in thousands except for share data)

(Page 2 of 2)

	September 30,	December 31,
	2009	2008
	(Unaudited)
LIABILITIES AND EQUITY

LIABILITIES
Noninterest bearing deposits	$231,970	$230,716
Interest bearing deposits	1,589,061	1,654,583
Total deposits	1,821,031	1,885,299

Short-term borrowings
Federal funds purchased	40,000	19,000
Securities sold under agreements to repurchase	122,672	137,769
U.S. Treasury demand notes	2,563	840
Other short-term borrowings	175,000	45,000
Total short-term borrowings	340,235	202,609

Accrued expenses payable	16,535	17,163
Other liabilities	1,397	1,434
Long-term borrowings	40,042	90,043
Subordinated debentures	30,928	30,928
Total liabilities	2,250,168	2,227,476

EQUITY
Cumulative perpetual preferred stock: 1,000,000 shares authorized, no par value, $1 liquidation value
56,044 shares issued and outstanding as of September 30, 2009	53,992	0
Common stock: 90,000,000 shares authorized, no par value
12,441,930 shares issued and 12,341,593 outstanding as of September 30, 2009
12,373,080 shares issued and 12,266,849 outstanding as of December 31, 2008	1,453	1,453
Additional paid-in capital	23,846	20,632
Retained earnings	147,295	141,371
Accumulated other comprehensive loss	(5,437)	(12,024)
Treasury stock, at cost (2009 - 100,337 shares, 2008 - 106,231 shares)	(1,524)	(1,552)
Total stockholders' equity	219,625	149,880

Noncontrolling interest	89	89
Total equity	219,714	149,969
Total liabilities and equity	$2,469,882	$2,377,445

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Three Months and Nine Months Ended September 30, 2009 and 2008
(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
NET INTEREST INCOME
Interest and fees on loans
Taxable	$24,561	$25,872	$71,101	$75,673
Tax exempt	26	28	126	87
Interest and dividends on securities
Taxable	4,335	4,437	13,231	11,793
Tax exempt	597	583	1,804	1,820
Interest on short-term investments	11	46	39	197
Total interest income	29,530	30,966	86,301	89,570

Interest on deposits	7,431	10,854	25,464	33,592
Interest on borrowings
Short-term	268	1,435	841	5,164
Long-term	569	1,405	2,181	3,538
Total interest expense	8,268	13,694	28,486	42,294

NET INTEREST INCOME	21,262	17,272	57,815	47,276

Provision for loan losses	5,500	3,710	14,952	7,884

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	15,762	13,562	42,863	39,392

NONINTEREST INCOME
Wealth advisory fees	747	869	2,213	2,541
Investment brokerage fees	410	582	1,300	1,479
Service charges on deposit accounts	2,133	2,331	6,153	6,355
Loan, insurance and service fees	711	729	1,941	2,122
Merchant card fee income	536	949	2,179	2,646
Other income	506	585	1,459	1,453
Mortgage banking income	459	146	1,849	666
Net securities gains	2	11	2	39
Gain on redemption of Visa shares	0	0	0	642
Impairment on available-for-sale securities (includes total losses of $2,831,
net of $2,606 recognized in other comprehensive income, pre-tax)	(225)	0	(225)	0
Total noninterest income	5,279	6,202	16,871	17,943

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Three Months and Nine Months Ended September 30, 2009 and 2008
(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
NONINTEREST EXPENSE
Salaries and employee benefits	$7,327	$6,411	$20,516	$19,113
Occupancy expense	751	741	2,392	2,226
Equipment costs	571	426	1,588	1,344
Data processing fees and supplies	985	955	2,969	2,662
Credit card interchange	302	651	1,353	1,765
Other expense	3,161	2,758	11,119	7,827
Total noninterest expense	13,097	11,942	39,937	34,937

INCOME BEFORE INCOME TAX EXPENSE	7,944	7,822	19,797	22,398

Income tax expense	2,677	2,597	6,200	7,136

NET INCOME	$5,267	$5,225	$13,597	$15,262

Dividends and accretion of discount on preferred stock	801	0	1,891	0

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,466	$5,225	$11,706	$15,262

Other comprehensive income/loss, net of tax:
Amortization of net actuarial loss on pension and SERP plans	30	15	71	44
Unrealized gain/(loss) on securities available for sale	4,492	(1,243)	6,516	(4,196)

TOTAL COMPREHENSIVE INCOME	$9,789	$3,997	$20,184	$11,110

BASIC WEIGHTED AVERAGE COMMON SHARES	12,432,135	12,290,055	12,416,894	12,256,389

BASIC EARNINGS PER COMMON SHARE	$0.36	$0.43	$0.94	$1.25

DILUTED WEIGHTED AVERAGE COMMON SHARES	12,531,264	12,468,446	12,519,460	12,454,426

DILUTED EARNINGS PER COMMON SHARE	$0.36	$0.42	$0.94	$1.23

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(in thousands)
(Unaudited)
(Page 1 of 2)

	2009	2008
Cash flows from operating activities:
Net income	$13,598	$15,262
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,681	1,356
Provision for loan losses	14,952	7,884
Write down of other real estate owned	0	285
Amortization of intangible assets	154	154
Amortization of loan servicing rights	438	298
Net change in loan servicing rights valuation allowance	170	(25)
Loans originated for sale	(108,386)	(37,940)
Net gain on sales of loans	(1,713)	(666)
Proceeds from sale of loans	107,798	36,227
Net gain on redemption of Visa shares	0	(642)
Net loss on sales of premises and equipment	(7)	(12)
Net loss on sales of other real estate	68	111
Net gain on sales of securities available for sale	(2)	(39)
Impairment on available for sale securities	225	0
Net securities amortization	303	(30)
Stock compensation expense	233	167
Earnings on life insurance	(317)	(876)
Tax benefit of stock option exercises	(172)	(519)
Net change:
Accrued income receivable	(391)	529
Accrued expenses payable	(557)	(1,861)
Other assets	(1,284)	(4,303)
Other liabilities	(172)	123
Total adjustments	13,021	221
Net cash from operating activities	26,619	15,483

Cash flows from investing activities:
Proceeds from sale of securities available for sale	0	39
Proceeds from maturities, calls and principal paydowns of
securities available for sale	91,896	53,146
Purchases of securities available for sale	(102,018)	(119,015)
Purchase of life insurance	(100)	(11,441)
Net increase in total loans	(112,955)	(199,722)
Proceeds from sales of land, premises and equipment	15	114
Purchases of land, premises and equipment	(1,278)	(1,431)
Proceeds from sales of other real estate	255	1,843
Net cash from investing activities	(124,185)	(276,467)

(Continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(in thousands)
(Unaudited)
(Page 2 of 2)

	2009	2008
Cash flows from financing activities:
Net increase (decrease) in total deposits	$(64,268)	$229,012
Net increase (decrease) in short-term borrowings	137,626	(58,874)
Proceeds from long-term borrowings	0	90,000
Payments on long-term borrowings	(50,001)	(1)
Dividends paid	(7,091)	(5,510)
Proceeds from issuance of preferred stock	56,044	0
Proceeds from stock option exercise	724	1,321
Purchase of treasury stock	(215)	(194)
Net cash from financing activities	72,819	255,754
Net change in cash and cash equivalents	(24,747)	(5,230)
Cash and cash equivalents at beginning of the period	64,007	67,691
Cash and cash equivalents at end of the period	$39,260	$62,461
Cash paid during the period for:
Interest	$28,778	$44,530
Income taxes	7,705	7,245
Supplemental non-cash disclosures:
Loans transferred to other real estate	144	536

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The 2008 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Basic weighted average common shares outstanding for the year-to-date periods ended September 30, 2009 and 2008 were 12,416,894 and 12,256,389, respectively.  Basic weighted average common shares outstanding for the quarterly periods ended September 30, 2009 and 2008 were 12,432,135 and 12,290,055, respectively.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants.  Diluted weighted average common shares outstanding for the year-to-date periods ended September 30, 2009 and 2008 were 12,519,460 and 12,454,426, respectively.  Diluted weighted average common shares outstanding for the quarterly periods ended September 30, 2009 and 2008 were 12,531,264 and 12,468,446, respectively.  Stock options for 121,000 and 87,000 shares for the period ended September 30, 2009 and September 30, 2008, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.  In addition, warrants for 396,538 shares for the periods ended September 30, 2009 were not considered in computing diluted earnings per share because they were antidilutive.  Earnings and dividends per share are restated for all stock splits and dividends through the date of issuance of the financial statements. The common shares included in Treasury Stock for 2009 and 2008 reflect the acquisition of 100,337 and 105,473 shares, respectively, of Lakeland Financial Corporation common stock that have been purchased under a directors’ deferred compensation plan. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

NOTE 3. LOANS

	September 30,	December 31,
	2009	2008
Commercial and industrial loans	$691,012	$652,107
Commercial real estate – owner occupied	340,899	337,060
Commercial real estate – nonowner occupied	242,278	212,444
Commercial real estate - multifamily loans	25,651	25,428
Commercial real estate construction loans	153,426	116,970
Agri-business and agricultural loans	178,683	189,007
Residential real estate mortgage loans	95,095	117,230
Home equity loans	158,706	128,219
Installment loans and other consumer loans	57,504	55,102
Subtotal	1,943,254	1,833,567
Less: Allowance for loan losses	(28,778)	(18,860)
Net deferred loan fees	(2,143)	(233)
Loans, net	$1,912,333	$1,814,474

Impaired loans	$28,236	$20,304
Amount of the allowance for loan losses allocated	$5,963	$3,228

Non-performing loans	$29,255	$21,288

Allowance for loan losses to total loans	1.48%	1.03%

Changes in the allowance for loan losses are summarized as follows:

	Nine Months Ended
	September 30,
	2009	2008
Balance at beginning of period	$18,860	$15,801
Provision for loan losses	14,952	7,884
Charge-offs	(5,338)	(5,954)
Recoveries	304	393
Net loans charged-off	(5,034)	(5,561)
Balance at end of period	$28,778	$18,124

NOTE 4. SECURITIES

Information related to the fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) is provided in the tables below.

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gain	Losses	Cost
September 30, 2009
U.S. Treasury securities	$1,001	$1	$0	$1,000
U.S. Government agencies	5,659	70	0	5,589
Mortgage-backed securities	267,278	8,832	(147)	258,593
Non-agency residential
mortgage-backed securities	74,409	64	(18,158)	92,503
State and municipal securities	58,984	2,867	(11)	56,128
Total	$407,331	$11,834	$(18,316)	$413,813

December 31, 2008
U.S. Treasury securities	$1,025	$24	$0	$1,001
U.S. Government agencies	15,685	232	0	15,453
Mortgage-backed securities	229,571	3,907	(228)	225,892
Non-agency residential
mortgage-backed securities	85,098	0	(21,692)	106,790
State and municipal securities	55,651	970	(400)	55,081
Total	$387,030	$5,133	$(22,320)	$404,217

Information regarding the fair value of available for sale debt securities by maturity as of September 30, 2009 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

Fair
Value
Due in one year or less	$6,876
Due after one year through five years	5,027
Due after five years through ten years	36,223
Due after ten years	17,518
65,644
Mortgage-backed securities	341,687
Total debt securities	$407,331

Information regarding security proceeds, gross gains and gross losses are presented below.

	Nine months ended September 30,
	2009	2008
Sales of securities available for sale
Proceeds	$0	$0
Gross gains	0	0
Gross losses	0	0

	Three months ended September 30,
	2009	2008
Sales of securities available for sale
Proceeds	$0	$0
Gross gains	0	0
Gross losses	0	0

There were no security sales for the first three quarters in 2009 and 2008.  All of the gains and losses were from calls or maturities.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over estimated lives for mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Information regarding the securities gain and loss activity included in accumulated other comprehensive income is presented below.

	Nine months ended September 30,
	2009	2008
Unrealized holding gain/(loss) on securities available for sale
arising during the period	$10,482	$(6,945)
Reclassification adjustment for (gains)/losses
included in net income	(2)	(39)
Reclassification adjustment for
other than temporary impairment	225	0
Net securities gain /(loss) activity during the period	10,705	(6,984)
Tax effect	(4,189)	2,788
Net of tax amount	$6,516	$(4,196)

	Three months ended September 30,
	2009	2008
Unrealized holding gain/(loss) on securities available for sale
arising during the period	$7,099	$(2,069)
Reclassification adjustment for (gains)/losses
included in net income	(2)	(11)
Reclassification adjustment for
other than temporary impairment	225	0
Net securities gain /(loss) activity during the period	7,322	(2,080)
Tax effect	(2,830)	837
Net of tax amount	$4,492	$(1,243)

Securities with carrying values of $209.8 million and $322.0 million were pledged as of September 30, 2009 and 2008, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of September 30, 2009 and December 31, 2008 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2009
U.S. Treasury securities	$0	$0	$0	$0	$0	$0
U.S. Government agencies	0	0	0	0	0	0
Mortgage-backed securities	12,241	144	941	3	13,182	147
Non-agency mortgage-backed securities	0	0	70,796	18,158	70,796	18,158
State and municipal securities	1,674	4	475	7	2,149	11
Total temporarily impaired	$13,915	$148	$72,212	$18,168	$86,127	$18,316

December 31, 2008
U.S. Treasury securities	$0	$0	$0	$0	$0	$0
U.S. Government agencies	0	0	0	0	0	0
Mortgage-backed securities	28,415	92	9,667	136	38,082	228
Non-agency mortgage-backed securities	68,698	15,270	16,413	6,422	85,111	21,692
State and municipal securities	14,663	373	877	27	15,540	400
Total temporarily impaired	$111,776	$15,735	$26,957	$6,585	$138,733	$22,320

The number of securities with unrealized losses as of September 30, 2009 and December 31, 2008 is presented below.

	Less than	12 months
	12 months	or more	Total
September 30, 2009

U.S. Treasury securities	0	0	0
U.S. Government agencies	0	0	0
Mortgage-backed securities	4	4	8
Non-agency mortgage-backed securities	0	23	23
State and municipal securities	4	1	5
Total temporarily impaired	8	28	36

December 31, 2008

U.S. Treasury securities	0	0	0
U.S. Government agencies	0	0	0
Mortgage-backed securities	12	12	24
Non-agency mortgage-backed securities	19	5	24
State and municipal securities	37	2	39
Total temporarily impaired	68	19	87

All of the following are considered to determine whether or not the impairment of these securities is other-than-temporary. Seventy-one percent of the securities are backed by the U.S. Government, government agencies, government sponsored agencies or are A rated or better, except for certain non-local municipal securities. Mortgage-backed securities which are not issued by the U.S. Government or government sponsored agencies (private label mortgage-backed securities) met specific criteria set by the Asset Liability Management Committee at their time of purchase, including having the highest rating available by either Moody’s or S&P. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed have been received. For the government, government-sponsored agency and municipal securities, management had no concerns of credit losses and there was nothing to indicate that full principal will not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and did not expect material losses given current market conditions unless the securities are sold, which at this time management does not have the intent to sell nor will it more likely than not be required to sell these securities before the recovery of their amortized cost basis.

As of September 30, 2009, the Company had $74.4 million of collateralized mortgage obligations which were not issued by the federal government or government sponsored agencies, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. At December 31, 2008, the Company had $85.1 million of these collateralized mortgage obligations.  Five of the 24 private label mortgage backed securities were still rated AAA/Aaa as of September 30, 2009, but nineteen were downgraded by S&P, Fitch and/or Moody’s, including sixteen which were ranked below investment grade by one or more rating agencies.  For these private label mortgage-backed securities, additional analysis is performed to determine if the impairment is temporary or other-than-temporary in which case impairment would need to be recorded for these securities. The initial analysis is based upon outside, third party reports which include projections of the cash flows of the individual securities under several different scenarios based upon assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses.  Based upon the initial review using the third party reports, securities may be identified for further analysis.  If any are identified, management makes assumptions as to prepayment speeds, default rates, severity of losses and lag time until losses are actually recorded for each security based upon historical data for each security and other factors.  Cash flows for each security using these assumptions are generated and the net present value is computed using an appropriate discount rate (the current accounting yield) for the individual security.  The net present value is then compared to the book value of the security to determine if there is any other-than-temporary impairment that must be recorded. Based on this analysis of the private label mortgage-backed securities, the Company recorded an other-than-temporary impairment of $225,000 relating to three separate securities in the third quarter of 2009, which is equal to the credit loss, establishing a new, lower amortized cost basis.  Because management did not have the intent to sell nor did management believe that it was more likely than not be required to sell these securities before the recovery of their new, lower amortized cost basis, management did not consider the remaining balances of the investment securities to be other-than-temporarily impaired at September 30, 2009.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.  The table represents both the three and nine months ended September 30, 2009.

Accumulated Credit Losses in 2009
Balance January 1, 2009 and July 1, 2009	$0
Additions related to other-than-temporary impairment losses not previously recognized	225
Balance September 30, 2009	$225

Information on securities with at least one rating below investment grade as of September 30, 2009 is presented below.

							9/30/2009	1-Month	3-Month	6-Month
		Other Than	September 30, 2009				Lowest	Constant	Constant	Constant
		Temporary	Par	Book	Market	Unrealized	Credit	Default	Default	Default	Credit
Description	CUSIP	Impairment	Value	Value	Value	Gain/(Loss)	Rating	Rate	Rate	Rate	Support
CWALT 2006-32CB A16	02147XAR8	No	2,268	2,162	1,316	(846)	CCC	5.41	3.58	3.23	10.88
CWHL 2006-18 2A7	12543WAJ7	No	5,000	4,903	4,263	(640)	CCC	0.00	1.30	0.63	4.89
CWALT 2005-J10 1A7	12667G4N0	No	5,011	4,961	4,039	(922)	B-	3.17	2.56	2.18	7.79
CWALT 2005-46CB A1	12667G6U2	No	4,833	4,607	3,325	(1,282)	CCC	1.01	1.36	1.35	5.15
CWALT 2005-J8 1A3	12667GJ20	No	6,734	6,456	4,731	(1,725)	B-	2.79	0.91	1.20	6.54
CHASE 2006-S3 1A5	16162XAE7	No	4,040	4,032	3,132	(900)	CCC	2.66	1.95	2.72	5.41
CHASE 2006-S2 2A5	16163BBA1	No	5,051	5,029	4,886	(143)	CCC	1.92	4.49	2.83	5.66
FHAMS 2006-FA1 1A3	32051GS63	No	4,082	3,972	3,364	(608)	CCC	N/A	N/A	N/A	5.00
GSR 2006-10F 1A1	36266WAC6	No	6,560	6,103	4,254	(1,849)	CCC	0.00	0.00	0.00	4.71
MANA 2007-F1 1A1	59023YAA2	No	3,736	3,663	3,022	(641)	CC	0.00	4.32	2.08	5.53
RALI 2006-QS4 A2	749228AB8	Yes	3,209	3,059	1,735	(1,324)	CC	22.89	13.96	11.28	3.67
RFMSI 2006-S5 A14	74957EAP2	No	4,949	4,865	2,743	(2,122)	CCC	3.97	5.30	4.18	4.42
RALI 2005-QS7 A5	761118AE8	No	5,327	5,064	3,833	(1,231)	CCC	13.64	6.29	5.54	11.71
RALI 2006-QS3 1A14	761118XS2	Yes	3,239	3,074	2,264	(810)	CC	8.15	11.23	11.29	8.27
RAST 2006-A14C 1A2	76114BAB4	Yes	1,629	1,541	1,068	(473)	C	N/A	N/A	N/A	3.16
TBW 2006-2 3A1	878048AG2	No	3,130	3,022	2,778	(244)	C	0.00	0.00	0.00	7.87
			68,798	66,513	50,753	(15,760)

All of these securities are super senior or senior tranche residential non-agency mortgage-backed securities.  The credit support is the credit support percentage for a tranche from other subordinated tranches, which is the amount of principal in the subordinated tranches expressed as a percentage of the remaining principal in the super senior/senior tranche.  The super senior/senior tranches receive the prepayments and the subordinate tranches absorb the losses.  The super senior/senior tranches do not absorb losses until the subordinate tranches are gone.

The Company does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, the current intent and ability is to hold them until a recovery in fair value or maturity.

NOTE 5. EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Nine Months Ended September 30,
	Pension Benefits		SERP Benefits
	2009	2008	2009	2008
Interest cost	$102	$105	$50	$55
Expected return on plan assets	(117)	(145)	(63)	(75)
Recognized net actuarial loss	76	36	43	38
Net pension expense	$61	$(4)	$30	$18

	Three Months Ended September 30,
	Pension Benefits		SERP Benefits
	2009	2008	2009	2008
Interest cost	$32	$34	$13	$19
Expected return on plan assets	(20)	(50)	(13)	(25)
Recognized net actuarial loss	29	12	20	12
Net pension expense	$41	$(4)	$20	$6

The Company previously disclosed in its financial statements for the year ended December 31, 2008 that it expected to contribute $250,000 to its pension plan and $136,000 to its SERP plan in 2009.  As of September 30, 2009, $0 had been contributed to the pension plan and $0 to the SERP plan.  After discussions with the plan actuary by management, the Company does not expect to make any contributions to its pension and SERP plans in 2009.

NOTE 6.  NEW ACCOUNTING PRONOUNCEMENTS

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  The Company is assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.

In June 2009, the FASB issued ASU No. 2009-01 (formerly Statement No. 168), “Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the interim reporting period ending September 30, 2009.  The adoption of this statement did not have a material impact on the Company’s operating results or financial position.

NOTE 7.  FAIR VALUE DISCLOSURES

The Company adopted FASB ASC Topic 820 “Fair Value Measurements and Disclosures” effective January 1, 2008, which provides a framework for measuring fair value under GAAP.

The Company also deferred until January 1, 2009 the application of FASB ASC Topic 820 “Fair Value Measurements and Disclosures” to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value.  Items affected by this deferral included goodwill, repossessions and other real estate, all for which any necessary impairment analyses are performed using fair value measurements.

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FASB ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Securities available for sale are valued primarily by a third party pricing service.  The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  There were no transfers from or into Level 1, Level 2 or Level 3 during the third quarter of 2009.

The table below presents the balances of assets measured at fair value on a recurring basis:

	September 30, 2009
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

U.S. Treasury securities	$1,001	$0	$0	$1,001
U.S. Government agencies	0	5,659	0	5,659
Mortgage-backed securities	0	267,278	0	267,278
Non-agency residential mortgage-backed securities	0	74,409	0	74,409
State and municipal securities	0	58,984	0	58,984

Total assets	$1,001	$406,330	$0	$407,331

	December 31, 2008
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

U.S. Treasury securities	$1,025	$0	$0	$1,025
U.S. Government agencies	0	15,685	0	15,685
Mortgage-backed securities	0	229,571	0	229,571
Non-agency residential mortgage-backed securities	0	85,098	0	85,098
State and municipal securities	0	55,651	0	55,651

Total assets	$1,025	$386,005	$0	$387,030

Also, the Company may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or-fair-value accounting or write-downs of individual assets.  The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	September 30, 2009
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

Impaired loans	$0	$0	$22,273	$22,273
Mortgage servicing rights	0	0	1,069	1,069
Other real estate owned	0	0	129	129

Total assets	$0	$0	$23,471	$23,471

	December 31, 2008
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

Impaired Loans	$0	$0	$17,076	$17,076
Mortgage servicing rights	0	0	121	121

Total assets	$0	$0	$17,197	$17,197

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $28.2 million, with a valuation allowance of $5.9 million, resulting in an additional provision for loan losses of $2.7 million and $1.4 million, respectively, for the nine months and three months ended September 30, 2009.  In addition, $170,000 and $45,000, respectively, in impairment of mortgage servicing rights, measured using Level 3 inputs within the fair value hierarchy, was recognized during the nine months and three months ended September 30, 2009.  The mortgage servicing rights impairment was recorded in loan, insurance and service fees.  The Company also recognized a $50,000 reduction in value on other real estate owned during the nine months and three months ended September 30, 2009.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and cash equivalents	$39,260	$39,260	$64,007	$64,007
Securities available for sale	407,331	407,331	387,030	387,030
Real estate mortgages held for sale	1,934	1,967	401	405
Loans, net	1,912,333	1,922,002	1,814,474	1,827,967
Federal Home Loan Bank stock	9,849	N/A	9,849	N/A
Federal Reserve Bank stock	1,738	N/A	1,738	N/A
Accrued interest receivable	8,980	8,980	8,588	8,588
Financial Liabilities:
Certificates of deposit	(977,052)	(983,445)	(998,344)	(1,013,798)
All other deposits	(843,979)	(843,978)	(886,955)	(886,955)
Securities sold under agreements to repurchase	(122,672)	(122,672)	(137,769)	(137,769)
Other short-term borrowings	(217,563)	(217,637)	(64,840)	(64,840)
Long-term borrowings	(40,042)	(41,431)	(90,043)	(94,002)
Subordinated debentures	(30,928)	(30,851)	(30,928)	(30,917)
Standby letters of credit	(339)	(339)	(213)	(213)
Accrued interest payable	(9,520)	(9,520)	(9,812)	(9,812)

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of September 30, 2009 and December 31, 2008. The estimated fair value for cash and cash equivalents, demand and savings deposits, variable rate loans, variable rate short term borrowings and accrued interest is considered to approximate cost.  The fair value of Federal Home Loan Bank and Federal Reserve Bank stock is not determinable as there are restrictions on its transferability.  The estimated fair value for fixed rate loans, certificates of deposit and fixed rate borrowings is based on discounted cash flows using current market rates applied to the estimated life. Real estate mortgages held for sale are based upon the actual contracted price for those loans sold but not yet delivered, or the current Federal Home Loan Mortgage Corporation price for normal delivery of mortgages with similar coupons and maturities at year-end.  The fair value of subordinated debentures is based on the rates currently available to the Company with similar term and remaining maturity.  The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The estimated fair value of other financial instruments approximate cost and are not considered significant to this presentation.

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

The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and will pay 9% per annum thereafter. The Series A Preferred Stock is non-voting except with respect to certain matters affecting the rights of the holders thereof.  The Series A Preferred Stock was valued using a discounting of cash flows at a 12% discount rate based on an average implied cost of equity over 5 years.

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $21.20 per share of the Common Stock (trailing 20-day Lakeland average closing price as of December 17, 2008, which was the last trading day prior to date of receipt of Treasury’s preliminary approval for our participation in the Capital Purchase Program).  The Warrants were valued using the Black Scholes model with the following assumptions:  Market Price of $17.45; Exercise Price of $21.20; Risk-free interest rate of 3.02%; Expected Life of 10 years; Expected Dividend rate on common stock of 4.5759% and volatility of common stock price of 41.8046%.  This resulted in a value of $4.4433 per share.

The total amount of funds received were allocated to the Series A Preferred Stock and Warrant based on their respective fair values to determine the amounts recorded for each component.  The method used to amortize the resulting discount on the Series A Preferred Stock is accretion over the assumed life of five years using the effective yield.

During the first quarter of 2009, the Company invested $56.0 million of the Capital Purchase Program funds received by the Bank.  This additional capital positively impacted the Bank’s capital ratios and liquidity.

NOTE 9. SUBSEQUENT EVENTS

Subsequent events have been evaluated through October 26, 2009, the date the financial statements were issued. There were no items that would have a material impact to the financial statements presented in this Form 10-Q.

NOTE 10. RECLASSIFICATIONS

Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassification had no effect on net income or stockholders’ equity as previously reported.

Part 1
LAKELAND FINANCIAL CORPORATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
and
RESULTS OF OPERATIONS

September 30, 2009

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in northern Indiana. The Company earned $13.6 million for the first nine months of 2009, versus $15.3 million in the same period of 2008, a decrease of 10.9%.  Net income was positively impacted by a $10.5 million increase in net interest income.  Offsetting this positive impact was an increase of $7.1 million in the provision for loan losses, an increase of $5.0 million in noninterest expense and a decrease of $1.1 million in noninterest income.  Basic earnings per common share for the first nine months of 2009 were $0.94 per share, versus $1.25 per share for the first nine months of 2008.  Diluted earnings per common share reflect the potential dilutive impact of stock options, stock awards and warrants.  Diluted earnings per common share for the first nine months of 2009 were $0.94 per share, versus $1.23 for the first nine months of 2008.  Basic and diluted earnings per share for the first nine months of 2009 were impacted by $1.9 million in dividends and accretion of discount on preferred stock.

Net income for the third quarter of 2009 was $5.3 million, an increase of 0.8% versus $5.2 million for the comparable period of 2008.  The increase was driven by an increase of $4.0 million in net interest income.  Offsetting this positive impact was a $1.8 million increase in the provision for loan losses as well as a $1.2 million increase in noninterest expense and a decrease of $923,000 in noninterest income.  Basic earnings per share for the third quarter of 2009 were $0.36 per share, versus $0.43 per share for the third quarter of 2008.  Diluted earnings per share for the third quarter of 2009 were $0.36 per share, versus $0.42 per share for the third quarter of 2008.  Basic and diluted earnings per share for the third quarter of 2009 were impacted by $801,000 in dividends and accretion of discount on preferred stock.

RESULTS OF OPERATIONS

Net Interest Income

For the nine-month period ended September 30, 2009, net interest income totaled $57.8 million, an increase of 22.3%, or $10.5 million, versus the first nine months of 2008.  This increase was primarily due to a $289.4 million, or 14.4%, increase in average earning assets to $2.29 billion.  In addition, the Company’s net interest margin improved to 3.42% for the nine month period ended September 30, 2009, versus 3.20% for the comparable period in 2008.  For the three-month period ended September 30, 2009, net interest income totaled $21.3 million, an increase of 23.1%, or $4.0 million, versus the third quarter of 2008.  This increase was primarily due to a 34 basis point increase in the Company’s net interest margin to 3.69%, versus 3.35% for the third quarter of 2008.  In addition, average earning assets increased by $237.1 million, or 11.4%, to $2.322 billion in the third quarter of 2009, versus the third quarter of 2008.

Given the Company’s mix of interest earning assets and interest bearing liabilities at September 30, 2009, the Company would generally be considered to have a relatively neutral balance sheet structure.  The Company’s balance sheet structure would normally be expected to produce a stable or declining net interest margin in a declining rate environment.  As the Company’s balance sheet has become more neutral in structure, management believes rate movements and other factors such as deposit mix, market deposit rate pricing and non-bank deposit products could have an impact on net interest margin.  Over time, the Company’s mix of deposits has shifted to more reliance on certificates of deposits, specifically public fund deposits and brokered deposits, and corporate and public fund money market and repurchase agreements, which generally carry a higher interest rate cost than other types of interest bearing deposits.  In addition, during the first quarter of 2009, the Company began using the Federal Reserve Bank’s Term Auction Facility and has increased its usage through the second and third quarters.

During the first nine months of 2009, total interest and dividend income decreased by $3.3 million, or 3.7%, to $86.3 million, versus $89.6 million during the first nine months of 2008.  This decrease was primarily the result of a decrease in the tax equivalent yield on average earning assets.  The tax equivalent yield on average earning assets decreased by 94 basis points to 5.1% for the nine-month period ended September 30, 2009 versus the same period of 2008.  During the third quarter of 2009, total interest and dividend income decreased by $1.4 million, or 4.6%, to $29.5 million, versus $31.0 million during the third quarter of 2008.  This decrease was primarily the result of a decrease in the tax equivalent yield on average earning assets.  The tax equivalent yield on average earning assets decreased by 86 basis points to 5.1% for the third quarter of 2009 versus the same period of 2008.

During the first nine months of 2009, loan interest income decreased by $4.5 million, or 6.0%, to $71.2 million, versus $75.8 million during the first nine months of 2008. The decrease was driven by a 114 basis point decrease in the tax equivalent yield on loans to 5.1%, versus 6.2% in the first nine months of 2008, somewhat offset by a $250.6 million, or 15.4%, increase in average daily loan balances.  During the third quarter of 2009, loan interest income decreased by $1.3 million, or 5.1%, to $24.6 million, versus $25.9 million during the third quarter of 2008. The decrease was driven by a 99 basis point decrease in the tax equivalent yield on loans to 5.1%, versus 6.1% in the third quarter of 2008, somewhat offset by a $220.5 million, or 13.1%, increase in average daily loan balances.  In addition, loan interest income in the nine months and three months ended September 30, 2008, was positively impacted by $1.2 million as a result of the payoff of an impaired commercial credit, which had been in nonaccrual status.

The average daily securities balances for the first nine months of 2009 increased $32.1 million, or 8.8%, to $395.4 million, versus $363.4 million for the same period of 2008. During the same periods, income from securities increased by $1.4 million, or 10.4%, to $15.0 million versus $13.6 million during the first nine months of 2008. The increase was primarily the result of the increase in average daily securities balances, as well as a seven basis point increase in the tax equivalent yield on securities, to 5.4%, versus 5.3% in the first nine months of 2008.  The average daily securities balances for the third quarter of 2009 increased $11.4 million, or 2.9%, to $401.2 million, versus $389.8 million for the same period of 2008.  During the third quarter of 2009, income from securities was $4.9 million, a decrease of $88,000, or 1.8%, versus the third quarter of 2008.  The decrease was primarily the result of a 23 basis point decrease in the tax equivalent yield on securities.

Total interest expense decreased $13.8 million, or 32.7%, to $28.5 million for the nine-month period ended September 30, 2009, from $42.3 million for the comparable period in 2008. The decrease was primarily the result of a 116 basis point decrease in the Company’s daily cost of funds to 1.7%, versus 2.9% for the same period of 2008.  Total interest expense decreased $5.4 million, or 39.6%, to $8.3 million for the third quarter of 2009, versus $13.7 million for the third quarter of 2008.  The decrease was primarily the result of a 118 basis point decrease in the Company’s daily cost of funds to 1.5%, from 2.7% for the same period of 2008.

On an average daily basis, total deposits (including demand deposits) increased $289.0 million, or 18.4%, to $1.859 billion for the nine-month period ended September 30, 2009, versus $1.570 billion during the same period in 2008.  The average daily balances for the third quarter of 2009 increased $175.2 million, or 10.7%, to $1.817 billion from $1.642 billion during the third quarter of 2008.  On an average daily basis, noninterest bearing demand deposits were $223.2 million for the nine-month period ended September 30, 2009, versus $219.2 million for the same period in 2008.  The average daily noninterest bearing demand deposit balances for the third quarter of 2009 were $229.6 million, versus $221.2 million for the third quarter of 2008.  On an average daily basis, interest bearing transaction accounts increased $71.1 million, or 15.1%, to $542.6 million for the nine-month period ended September 30, 2009, versus the same period in 2008.  Average daily interest bearing transaction accounts increased $45.5 million, or 9.0%, to $553.6 million for the third quarter of 2009, versus $508.1 million for the third quarter of 2008.  When comparing the nine months ended September 30, 2009 with the same period of 2008, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $213.8 million, primarily as a result of increases in brokered time deposits and time deposits of $100,000 or more.  The rate paid on time deposit accounts decreased 143 basis points to 2.8% for the nine-month period ended September 30, 2009, versus the same period in 2008.  During the third quarter of 2009, the average daily balance of time deposits increased $118.5 million, and the rate paid decreased 133 basis points to 2.5%, versus the third quarter of 2008.

Due to strong loan growth and additional relationship opportunities, the Company continued to focus on public fund deposits as a core funding strategy. In addition, the Company has increased its usage of brokered certificates of deposits as a result of loan growth and overall liquidity and funding management. On an average daily basis, total brokered certificates of deposit increased $90.1 million to $160.2 million for the nine-month period ended September 30, 2009, versus $70.1 million for the same period in 2008.  During the third quarter of 2009, average daily brokered certificates of deposit were $105.9 million, versus $93.2 million during the third quarter of 2008.  On an average daily basis, total public fund certificates of deposit decreased $57.7 million to $201.7 million for the nine-month period ended September 30, 2009, versus $259.4 million for the same period in 2008.  During the third quarter of 2009, average daily public fund certificates of deposit were $181.6 million, versus $252.8 million during the third quarter of 2008.  Availability of public fund deposits can be cyclical, primarily due to the timing differences between when real estate property taxes are collected versus when those tax revenues are spent, as well as the intense competition for these funds.  The Company is also a member of the Certificate of Deposit Account Registry Service (CDARS) deposit program, and initiated its participation in the program in the fourth quarter of 2008.  The program is a convenient way for participating customers to enjoy full FDIC insurance coverage on large certificates of deposit, and consists of a network of financial institutions which exchange funds.  The average daily balances of CDARS certificates of deposit were $73.2 million and $61.8 million, respectively, in the nine months and three months ended September 30, 2009.  There were no CDARS deposits in the nine months and three months ended September 30, 2008.

Average daily balances of borrowings were $338.2 million during the nine months ended September 30, 2009, versus $387.0 million during the same period of 2008, and the rate paid on borrowings decreased 181 basis points to 1.2%.  The decrease in average borrowings was driven by decreases of $76.3 million in notes payable, $35.6 million in securities sold under agreements to repurchase and $31.1 million in federal funds purchased.  During the third quarter of 2009 the average daily balances of borrowings decreased $10.6 million to $387.0 million, versus $397.6 million for the same period of 2008, and the rate paid on borrowings decreased 198 basis points to 0.9%.  On an average daily basis, total deposits (including demand deposits) and purchased funds increased 12.3% and 8.1%, respectively, when comparing the nine-month and three-month periods ended September 30, 2009 versus the same period in 2008.

During the first quarter of 2009, the Company began using the Federal Reserve Bank’s Term Auction Facility (TAF).  Average daily balances of borrowings under the facility were $92.9 million and $171.1 million, respectively, during the nine months and three months ended September 30, 2009.  The interest rate was 0.25% during both periods.  There were no outstanding TAF borrowings prior to the first quarter of 2009.

As a result of the unprecedented instability in the financial markets during the second half of 2008 and continuing into 2009, the Company reviewed its liquidity plan and has taken several actions designed to provide for an appropriate funding strategy in this unsettled environment.  These actions include: actively communicating with correspondent banks who provide federal fund lines to ensure availability of these funds; expanded use of brokered certificate of deposits, which have been readily available to the Company at competitive rates; increased allocation of collateral at the Federal Reserve Bank for borrowings under their programs; maintenance of collateral levels at the FHLB for borrowings under their programs at advantageous rates; participation in the CDARS deposit program and an increased focus on aggressively priced and structured core deposit programs offered by the Company, such as Rewards Checking and Savings.  The Company will continue to carefully monitor its liquidity planning and will make any necessary adjustments during this environment.

The following tables set forth consolidated information regarding average balances and rates:

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Nine Months Ended September 30,
		2009			2008
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$1,876,344	$71,101	5.07%	$1,627,984	$75,673	6.21%
Tax exempt (1)	4,813	166	4.61	2,525	115	6.06
Investments: (1)
Available for sale	395,424	15,912	5.38	363,367	14,445	5.31
Short-term investments	16,176	19	0.16	9,293	157	2.26
Interest bearing deposits	1,654	20	1.62	1,858	40	2.88

Total earning assets	2,294,411	87,218	5.08%	2,005,027	90,430	6.02%

Nonearning assets:
Cash and due from banks	39,309	0		41,111	0
Premises and equipment	30,305	0		27,402	0
Other nonearning assets	76,135	0		69,022	0
Less allowance for loan losses	(22,738)	0		(17,257)	0

Total assets	$2,417,422	$87,218		$2,125,305	$90,430

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2009 and 2008. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the nine months ended September 30, 2009 and 2008, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Nine Months Ended September 30,
		2009			2008
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$65,779	$11	0.02%	$65,768	$54	0.11%
Interest bearing checking accounts	542,598	4,185	1.03	471,465	7,987	2.04
Time deposits:
In denominations under $100,000	363,758	8,654	3.18	326,845	10,705	4.37
In denominations over $100,000	663,679	12,614	2.54	486,754	14,846	4.07
Miscellaneous short-term borrowings	264,826	841	0.42	312,408	5,164	2.21
Long-term borrowings	73,406	2,181	3.97	74,566	3,538	6.34

Total interest bearing liabilities	1,974,046	28,486	1.93%	1,737,806	42,294	3.25%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	223,228	0		219,163	0
Other liabilities	20,092	0		17,352	0
Stockholders' equity	200,056	0		150,984	0
Total liabilities and stockholders'
equity	$2,417,422	$28,486		$2,125,305	$42,294

Net interest differential - yield on
average daily earning assets		$58,732	3.42%		$48,136	3.20%

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Three Months Ended September 30,
		2009			2008
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$1,903,864	$24,561	5.12%	$1,683,423	$25,872	6.11%
Tax exempt (1)	2,632	35	5.26	2,540	36	5.66
Investments: (1)
Available for sale	401,192	5,228	5.17	389,817	5,291	5.40
Short-term investments	13,104	5	0.15	6,949	31	1.77
Interest bearing deposits	1,342	6	1.77	2,313	15	2.58

Total earning assets	2,322,134	29,835	5.10%	2,085,042	31,245	5.96%

Nonearning assets:
Cash and due from banks	38,705	0		40,839	0
Premises and equipment	30,293	0		27,418	0
Other nonearning assets	75,173	0		73,100	0
Less allowance for loan losses	(26,458)	0		(18,332)	0

Total assets	$2,439,847	$29,835		$2,208,067	$31,245

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2009 and 2008. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended September 30, 2009 and 2008, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Three Months Ended September 30,
		2009			2008
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$67,567	$5	0.03%	$64,821	$17	0.10%
Interest bearing checking accounts	553,599	1,415	1.01	508,122	2,738	2.14
Time deposits:
In denominations under $100,000	355,923	2,562	2.86	326,060	3,234	3.95
In denominations over $100,000	610,014	3,449	2.24	521,364	4,865	3.71
Miscellaneous short-term borrowings	316,033	268	0.34	276,643	1,435	2.06
Long-term borrowings	70,970	569	3.18	120,971	1,405	4.62

Total interest bearing liabilities	1,974,106	8,268	1.66%	1,817,981	13,694	3.00%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	229,594	0		221,157	0
Other liabilities	20,639	0		16,937	0
Stockholders' equity	215,508	0		151,992	0
Total liabilities and stockholders'
equity	$2,439,847	$8,268		$2,208,067	$13,694

Net interest differential - yield on
average daily earning assets		$21,567	3.69%		$17,551	3.35%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, provisions for loan losses of $15.0 million and $5.5 million were recorded during the nine-month and three-month periods ended September 30, 2009, versus provisions of $7.9 million and $3.7 million recorded during the same periods of 2008. Factors impacting the provision included the amount and status of classified credits, the level of charge-offs, management’s overall view on current credit quality and the regional and national economic conditions impacting credit quality, the amount and status of impaired loans, the amount and status of past due accruing loans (90 days or more), and overall loan growth as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

Noninterest income categories for nine-month and three-month periods ended September 30, 2009 and 2008 are shown in the following table:

	Nine Months Ended
	September 30,
			Percent
	2009	2008	Change

Wealth advisory fees	$2,213	$2,541	(12.9)%
Investment brokerage fees	1,300	1,479	(12.1)
Service charges on deposit accounts	6,153	6,355	(3.2)
Loan, insurance and service fees	1,941	2,122	(8.5)
Merchant card fee income	2,179	2,646	(17.6)
Other income	1,459	1,453	0.4
Mortgage banking income	1,849	666	177.6
Net securities gains	2	39	(94.9)
Gain on redemption of Visa shares	0	642	(100.0)
Impairment on available-for-sale securities (includes total losses of $2,831,
net of $2,606 recognized in other comprehensive income, pre-tax)	(225)	0	(100.0)
Total noninterest income	$16,871	$17,943	(6.0)%

	Three Months Ended
	September 30,
			Percent
	2009	2008	Change

Wealth advisory fees	$747	$869	(14.0)%
Investment brokerage fees	410	582	(29.6)
Service charges on deposit accounts	2,133	2,331	(8.5)
Loan, insurance and service fees	711	729	(2.5)
Merchant card fee income	536	949	(43.5)
Other income	506	585	(13.5)
Mortgage banking income	459	146	214.4
Net securities gains	2	11	(81.8)
Impairment on available-for-sale securities (includes total losses of $2,831,
net of $2,606 recognized in other comprehensive income, pre-tax)	(225)	0	(100.0)
Total noninterest income	$5,279	$6,202	(14.9)%

Noninterest income decreased $1.1 million and $923,000, respectively, for the nine-month and three-month periods ended September 30, 2009, versus the same periods in 2008.  The results for the first nine months of 2008 were positively impacted by a nonrecurring gain of $642,000 related to the Visa initial public offering, which occurred in the first quarter of 2008.  Excluding this gain, noninterest income in the nine-months ended September 30, 2009 decreased by $430,000, or 2.5%, versus the same period of 2008.  Service charges on deposit accounts decreased in the nine-month and three-month periods ending September 30, 2009, primarily due to decreases of $622,000 and $356,000, respectively in nonsufficient funds and overdraft fees, as customers have reined-in their spending. Also contributing to the lower noninterest income performance was a change related to the processing of merchant credit card activities.  Prior to the third quarter of 2009, transaction driven revenue and expenses related to this category were reported on a gross basis in merchant card fee income in noninterest income and credit card interchange fees in noninterest expense.  Beginning in the second quarter of 2009, the Company began converting clients to a new third party processor for this activity.  As a result, only net revenues with the new processor are being recognized in merchant card fee income in noninterest expense.  The conversion is ongoing and will be completed by the end of 2009.  This change was driven by the agreement with the third party processor, and not due to any change in the Company’s accounting policies.  The Company also recognized $225,000 in non-cash other-than-temporary impairment, equal to credit losses, on available for sale securities.  Noninterest income for the nine months and three months ended September 30, 2009 was positively impacted by increases in mortgage banking income.  Recent declines in mortgage rates have led to greater numbers of loans refinancing as well as a larger pipeline of mortgage loan applications which, in turn, increase the amount of mortgage income.

Noninterest Expense

Noninterest expense categories for the nine-month and three-month periods ended September 30, 2009 and 2008 are shown in the following table:

	Nine Months Ended
	September 30,
			Percent
	2009	2008	Change

Salaries and employee benefits	$20,516	$19,113	7.3%
Occupancy expense	2,392	2,226	7.5
Equipment costs	1,588	1,344	18.2
Data processing fees and supplies	2,969	2,662	11.5
Credit card interchange	1,353	1,765	(23.3)
Other expense	11,119	7,827	42.1
Total noninterest expense	$39,937	$34,937	14.3%

	Three Months Ended
	September 30,
			Percent
	2009	2008	Change

Salaries and employee benefits	$7,327	$6,411	14.3%
Occupancy expense	751	741	1.3
Equipment costs	571	426	34.0
Data processing fees and supplies	985	955	3.1
Credit card interchange	302	651	(53.6)
Other expense	3,161	2,758	14.6
Total noninterest expense	$13,097	$11,942	9.7%

Noninterest expense increased $5.0 million and $1.2 million, respectively, in the nine-month and three-month periods ended September 30, 2009 versus the same periods of 2008.  Other expense increased by $3.3 million and $403,000, respectively, in the nine months and three months ended September 30, 2009, driven by regulatory expenses, which increased due to higher FDIC insurance premiums.  FDIC premiums increased by $2.6 million and $435,000, respectively, in the nine-month and three-month periods ended September 30, 2009 versus the same periods of 2008.  The effect of higher FDIC insurance premiums is impacting the banking industry as a whole and the assessments may remain higher than recent historical levels for the foreseeable future.  Also impacting noninterest expense were increases in salaries and employee benefits, which were higher in both the nine-month and three month periods of 2009.  Salaries increased $1.2 million and $448,000, respectively, in the nine-month and three-month periods ended September 30, 2009, versus the same periods of 2008.  The Company has added 14 full-time-equivalent positions, primarily in lending and other revenue producing areas, since September 30, 2008.  In addition, employee health insurance expense increased by $443,000 and $201,000, respectively, in the nine-month and three-month periods, versus the same periods of 2008.  Also, incentive based compensation was $201,000 higher in the third quarter of 2009 versus the same period in 2008 as a result of improved performance versus key performance targets in these plans.  Further impacting noninterest expense were increases in occupancy expense and data processing fees and supplies.  Higher maintenance and repair costs led to the increase in occupancy expense while data processing fees increased due to volume-driven account level activity fees and expanded technology-based client products.

Income Tax Expense

Income tax expense decreased $936,000, or 13.1%, for the first nine months of 2009, compared to the same period in 2008.  The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, decreased to 31.3% during the first nine months of 2009 compared to 31.9% during the same period of 2008.  The combined tax expense increased to 33.7% in the third quarter of 2009, versus 33.2% during the same period of 2008.  The changes were driven by fluctuations in the percentage of revenue being derived from tax-advantaged sources in the nine-month and three-month periods of 2009, compared to the same periods in 2008.

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

FINANCIAL CONDITION

Total assets of the Company were $2.470 billion as of September 30, 2009, an increase of $92.4 million, or 3.9%, when compared to $2.377 billion as of December 31, 2008.

Total cash and cash equivalents decreased by $24.7 million, or 38.7%, to $39.3 million at September 30, 2009 from $64.0 million at December 31, 2008.

Total securities available for sale increased by $20.3 million, or 5.3%, to $407.3 million at September 30, 2009 from $387.0 million at December 31, 2008. The increase was a result of a number of transactions in the securities portfolio. Securities purchases totaled $102.0 million.  Offsetting this increase were securities paydowns totaling $77.2 million, maturities and calls of securities totaling $14.7 million and the fair market value of the securities portfolio increased by $10.7 million.  The increase in fair market value was due to higher market values for securities which are backed directly or indirectly by the federal government.  The investment portfolio is managed to limit the Company’s exposure to risk by containing mostly mortgage-backed securities, other securities which are either directly or indirectly backed by the federal government or a local municipal government and collateralized mortgage obligations rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.  As of September 30, 2009, the Company had $74.4 million of collateralized mortgage obligations which were not backed by the federal government, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.

Five of the 24 private label collateralized mortgage obligations are still rated AAA/Aaa as of September 30, 2009, but nineteen had been downgraded since the time of purchase by S&P, Fitch and/or Moody’s, including sixteen which were ranked below investment grade by one or more rating agencies.  The Company, with the assistance of an outside advisor, analyzes projections for these securities that include projections of future performance in the underlying collateral under various scenarios and under various prepayment assumptions.  Based on the analyses as of September 30, 2009, the Company realized $225,000 in other than temporary impairment, equal to expected credit losses, on three of the 24 private label collateralized mortgage obligations.

Real estate mortgage loans held-for-sale increased by $1.5 million, to $1.9 million at September 30, 2009 from $401,000 at December 31, 2008. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the nine months ended September 30, 2009, $108.4 million in real estate mortgages were originated for sale and $106.1 million in mortgages were sold.

Total loans, excluding real estate mortgage loans held-for-sale, increased by $107.8 million, or 5.9%, to $1.941 billion at September 30, 2009 from $1.833 billion at December 31, 2008. The portfolio breakdown at September 30, 2009 and December 31, 2008 reflected 84% commercial and industrial, including commercial real estate and agri-business, 13% residential real estate and home equity and 3% consumer loans.  The Company did not participate in the subprime mortgage lending markets and therefore did not have direct exposure to this sector as a lender.

The Company has a high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses. Commercial loans represent higher dollar loans to fewer customers and therefore higher credit risk than other types of loans. Pricing is adjusted to manage the higher credit risk associated with these types of loans. The Company also generally requires new and renewed variable rate commercial loans to have floor rates.  The majority of fixed rate mortgage loans, which represent increased interest rate risk, are sold in the secondary market, as well as some variable rate mortgage loans. The remainder of the variable rate mortgage loans and a small number of fixed rate mortgage loans are retained.

Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors:  application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish specific allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At September 30, 2009, on the basis of management’s review of the loan portfolio, the Company had loans totaling $162.5 million on the classified loan list versus $98.8 million on December 31, 2008. As of September 30, 2009, the Company had $65.9 million of assets classified special mention, $96.3 million classified as substandard, $369,000 classified as doubtful and $0 classified as loss as compared to $47.2 million, $46.2 million, $5.4 million and $0 at December 31, 2008.  In addition, at September 30, 2009 the Company had two loans accounted for as troubled debt restructurings – a $179,000 mortgage loan with an allocation of $35,000, and a $6.4 million commercial credit with an allocation of $2.4 million.  The Company has no commitments to lend additional funds to either borrower.  There were no troubled debt restructurings at December 31, 2008.

Allowance estimates are developed by management taking into account actual loss experience, adjusted for current economic conditions. The Company discusses this methodology with regulatory authorities to ensure compliance. Allowance estimates are considered a prudent measurement of the risk in the Company’s loan portfolio and are applied to individual loans based on loan type. In accordance with ASC Topic 450, “Contingencies” and ASC Topic 310, “Receivables”, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.

The allowance for loan losses increased 52.6%, or $9.9 million, from $18.9 million at December 31, 2008 to $28.8 million at September 30, 2009. Pooled loan allocations increased $2.7 million from $7.0 million at December 31, 2008 to $9.7 million at September 30, 2009, which was primarily a result of higher pooled loan balances.  Specific loan allocations increased $6.1 million from $10.4 million at December 31, 2008 to $16.5 million at September 30, 2009.  This increase was primarily due to the higher classified loan balance.  The unallocated component of the allowance for loan losses increased $1.1 million from $1.4 million at December 31, 2008 to $2.6 million at September 30, 2009, based on management’s assessment of economic and other qualitative factors impacting the loan portfolio, particularly the ongoing economic weakness in the Company’s market area.  Management believes the allowance for loan losses at September 30, 2009 was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not stabilize or improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Total impaired loans increased by $7.9 million to $28.2 million at September 30, 2009 from $20.3 million at December 31, 2008. The increase in the impaired loans category was primarily due to the addition of two commercial credits totaling $9.4 million.  One of the credits is engaged in commercial real estate development, the other is a real estate holding company which leased manufacturing buildings to an affiliated company involved in the recreational vehicle industry.  Both real estate development and the recreational vehicles industry have been severely impacted by the current economic downturn.  The increase in impaired loans was partially offset by $2.0 million in paydowns received and a $1.5 million charge-off taken on one commercial relationship.  Of the $28.2 million in impaired loans, $22.9 million were on nonaccrual status at September 30, 2009.  A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in the aggregate for smaller-balance loans of similar nature such as residential mortgage, and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The following table summarizes nonperforming assets at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans	$23,708	$20,810
Loans past due over 90 days and still accruing	5,547	478
Total nonperforming loans	29,255	21,288
Other real estate	723	953
Repossessions	36	150
Total nonperforming assets	$30,014	$22,391

Total impaired loans	$28,236	$20,304

Nonperforming loans to total loans	1.51%	1.16%
Nonperforming assets to total assets	1.22%	0.94%

Total nonperforming assets increased by $7.6 million, or 34.0%, to $30.0 million during the nine-month period ended September 30, 2009.  The increase was primarily due to the addition of two commercial credits to the impaired loan category, partially offset by paydowns and charge-offs on impaired commercial credits.  Seven commercial relationships represented 75.2% of total nonperforming loans.  Three of the seven relationships are each less than $2.0 million.  A $6.4 million credit to a manufacturer tied to the housing industry represented the largest exposure in the nonperforming category.  Borrower collateral including real estate, receivables, inventory and equipment support the credit, however, there are no guarantors.  The Company took a $906,000 charge-off related to this credit in 2008, and no charge-offs have been taken in 2009.

A $5.2 million loan to a company engaged in real estate development represents the second largest exposure in the nonperforming category.  Borrower collateral, including real estate and the personal guarantees of its principals, support the credit and no charge-offs have yet been recognized.  However, there can be no assurances that full repayment of the loan will result.  The Company has other exposure to this borrower in the form of performing loans which are secured by other collateral and guarantees.

A $4.1 million loan to a real estate holding company represents the third largest exposure in the nonperforming category.  The entity leased buildings used for manufacturing to an affiliated company which is now in bankruptcy.  Borrower collateral and personal guarantees support the credit.  The Company took a $1.1 million charge-off related to this credit in the third quarter of 2009.

A commercial relationship consisting of two loans totaling $2.7 million represents the fourth largest exposure in the nonperforming category.  The borrower is engaged in sales tied to the recreational vehicle industry as well as residential real estate development.  Borrower collateral, including real estate and the personal guarantees of its principals, support the credit.  However, there can be no assurances that full repayment of the loans will result.  The Company took $1.3 million in charge-offs related to this relationship during 2008, and no charge-offs have been taken in 2009.

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

Total deposits decreased by $64.3 million, or 3.4%, to $1.821 billion at September 30, 2009 from $1.885 billion at December 31, 2008. The decrease resulted from decreases of $160.1 million in brokered deposits, $96.6 million in interest bearing transaction accounts, primarily public fund deposit accounts, and $13.9 million in other certificates of deposit.  Offsetting these decreases were increases of $99.9 million in certificates of deposit of $100,000 and over, $46.1 million in public fund certificates of deposit of $100,000 or more, $41.6 million in money market accounts, $10.7 million in savings accounts, $6.7 million in CDARS certificates of deposit and $1.3 million in demand deposits.

Total short-term borrowings increased by $137.6 million, or 67.9%, to $340.2 million at September 30, 2009 from $202.6 million at December 31, 2008.  The increase resulted primarily from increases of $130.0 million in other borrowings, primarily from the Federal Reserve Bank of Chicago’s Term Auction Facility and $21.0 million in federal funds purchased.  Offsetting these increases were decreases of $15.1 million in securities sold under agreements to repurchase.  In addition, long-term borrowings decreased by $50.0 million, primarily from long-term advances from the Federal Home Loan Bank of Indianapolis.

Total equity increased by $69.7 million, or 46.5%, to $219.7 million at September 30, 2009 from $150.0 million at December 31, 2008.  The increase was driven by the February 2009 issuance of 56,044 shares of Fixed Rate Cumulative Perpetual Preferred Stock to the United States Treasury in accordance with the Treasury’s Capital Purchase Program implemented under the Troubled Assets Relief Program.  Preferred stock totaled $54.0 million, net of unearned discount of $2.1 million, at September 30, 2009 versus $0 at December 31, 2008.  The remainder of the increase in total equity resulted from net income of $13.6 million, plus the decrease in the accumulated other comprehensive loss of $6.6 million, less dividends of $7.1 million, plus $724,000 for stock issued through options exercised (including tax benefit), minus $215,000 for net treasury stock purchased plus $233,000 in stock compensation expense, comprised most of this increase.

The FDIC’s risk based capital regulations require that all insured banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Bank’s ratios continue to be above these “well capitalized” levels. The Federal Reserve also has established minimum regulatory capital requirements for bank holding companies.  As of September 30, 2009, the Company had regulatory capital in excess of these minimum requirements with a Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio of 10.2%, 11.8% and 13.0%, respectively.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2009. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. September 30, 2009, the Company’s potential pretax exposure was within the Company’s policy limit, and not significantly different from December 31, 2008.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2009, there were no changes to the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

September 30, 2009

Part II - Other Information

Item 1. Legal proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routinelitigation incidental to their respective businesses.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1a. to Part I of the Company’s 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 30, 2009 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

July 1-31	4,209	$18.33	0	$0
August 1-31	775	19.91	0	0
September 1-30	0	0	0	0

Total	4,984	$18.58	0	$0

(a)	The shares purchased during the periods were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares were purchased in the ordinary course of business and consistent with past practice.

Item 3. Defaults Upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

            None

Item 6. Exhibits

10.1	Lakeland Financial Corporation 2008 Equity Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

September 30, 2009

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: October 26, 2009	/s/ Michael L. Kubacki
Michael L. Kubacki – President and Chief
Executive Officer

Date: October 26, 2009	/s/ David M. Findlay
David M. Findlay – Executive Vice President
and Chief Financial Officer

Date: October 26, 2009	/s/ Teresa A. Bartman
Teresa A. Bartman – Vice President
and Controller