Form 10-K
period 2009-12-31
LAKELAND FINANCIAL CORP
filed 2010-03-08
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such other period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes __ No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $219,686,892.

Number of shares of common stock outstanding at February 24, 2010: 16,096,861

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 13, 2010 are incorporated by reference into Part III hereof.

LAKELAND FINANCIAL CORPORATION
Annual Report on Form 10-K

PART I

ITEM 1. BUSINESS

The Company was incorporated under the laws of the State of Indiana on February 8, 1983. As used herein, the term “Company” refers to Lakeland Financial Corporation, or if the context dictates, Lakeland Financial Corporation and its wholly-owned subsidiary, Lake City Bank (the “Bank”), an Indiana state bank headquartered in Warsaw, Indiana. Also included in the consolidated financial statements prior to December 27, 2006 is LCB Investments, Limited, a wholly-owned subsidiary of Lake City Bank, which was a Bermuda corporation that managed a portion of the Bank’s investment portfolio. On December 27, 2006, all securities were transferred to Lake City Bank from LCB Investments, Limited, and LCB Investments, Limited was dissolved. On December 18, 2006, LCB Investments II, Inc. was formed as a wholly-owned subsidiary of Lake City Bank incorporated in Nevada and it began managing a portion of the Bank’s investment portfolio in January 2007. On December 21, 2006, LCB Funding, Inc., a real estate investment trust, incorporated in Maryland, was formed as a wholly-owned subsidiary of LCB Investments II. All intercompany transactions and balances are eliminated in consolidation.

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

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank’s activities cover all phases of commercial banking, including checking accounts, savings accounts, time deposits, the sale of securities under agreements to repurchase, commercial, real estate and agricultural lending, direct and indirect consumer lending, commercial and residential real estate mortgage lending, retail and merchant credit card services, corporate treasury management services, retirement services, bond administration, safe deposit box service and trust and brokerage services.

The Bank’s main banking office is located at 202 East Center Street, Warsaw, Indiana. As of December 31, 2009, the Bank had 43 offices in twelve counties throughout Northern Indiana, as well as a loan production office in Indianapolis.

Bank’s Business. The Bank was originally organized in 1872 and has continuously operated under the laws of the State of Indiana since its organization. The Bank’s business strategy is simply focused on maintaining our traditional community banking approach while concurrently leveraging the strength and size of our balance sheet to effectively compete with larger regional and national competitors. We are focused on serving clients in the state of Indiana, with the majority of our business in Northern Indiana. While our strategy encompasses all phases of traditional community banking, including consumer lending and wealth advisory and trust services, we focus on building expansive commercial relationships and developing retail and commercial deposit gathering strategies. Key components of our strategy include:  relationship-based services and commercial focused client service. The interest rates for both deposits and loans, as well as the range of services provided, are consistent with those of most banks competing within the Bank’s service area.

The Bank competes for loans principally through a high degree of customer contact, timely loan review and approval, market-driven competitive loan pricing and the Bank’s reputation throughout the region. The Bank believes that its convenience, quality service and high-touch, responsive approach to banking enhances its ability to compete favorably in attracting and retaining individual and business customers. The Bank actively solicits deposit-related customers and competes for customers by offering personal attention, professional service and competitive interest rates.

Market Overview. While the Company operates in thirteen counties, it currently defines operations by four primary geographical markets. They are the South Region, which includes Kosciusko County and portions of contiguous counties; the North Region, which includes portions of Elkhart and St. Joseph Counties; the Central Region, which includes portions of Elkhart County and contiguous counties; and the East Region, which includes Allen and contiguous counties. The South Region includes the city of Warsaw, which is the location of the Company’s headquarters. The Company has had a presence in this region since 1872. It has been in the North and Central Regions, which includes the cities of Elkhart, South Bend and Goshen, since 1990. The Company opened its first office in the East Region, which includes the cities of Fort Wayne and Auburn, in 1999. The Company also operates a loan production office in Indianapolis, which is staffed with commercial lending officers and was opened in 2006.

The Company believes that these are well-established and fairly diverse economic regions. The Company has sought to diversify expansion and industry throughout its markets, which include a mix of industrial and service companies, with no business or industry concentrations within individual markets and combined. Furthermore, no single industry or employer dominates any of the markets. Fort Wayne represents the largest population center served by the Company’s full-service branch system with a population of 206,000, according to 2000 U.S. Census Bureau data. South Bend, with a 2000 population of 108,000, is the second largest city served by the Company. Elkhart, with a 2000 population of 52,000, is the third largest city that the Company currently serves. As a result of the presence of offices in twelve counties that are widely dispersed, no single city or industry represents an undue concentration. In addition, the Indianapolis market represents a substantial future opportunity given its position as the largest metropolitan market in the state.

Expansion Strategy. The Company’s expansion strategy is driven primarily by the potential for increased penetration in existing markets where opportunities for market share growth exists. Additionally, management considers growth in new markets with a close geographic proximity to its current operations. These markets are considered when the Company believes they would be receptive to its strategic plan to deliver broad-based financial services with a commitment to local communities. When entering new markets, the Company believes it is critical to attract experienced local management with a similar philosophy in order to provide a basis for success.

The Company is an Indiana institution serving Indiana clients. Since 1990, the Company has expanded from 17 offices in four Indiana counties to 43 branches in twelve Indiana counties and one loan production office. During this period, the Company has grown assets from $286 million to $2.6 billion today, an increase of 797%. Mergers and acquisitions have not played a substantive role in this growth as the Company’s expansion strategy has been driven primarily by organic growth. Since the decision to expand outside of the four-county home market in 1990, the Company has targeted growth in larger cities located in the Northern Indiana market. In 1990, the Company began an expansion strategy that the Company believes has created a well-established presence in the region directly north of the Company’s home market. This expansion was focused on the cities of Elkhart, South Bend and Goshen. In 1999, the Company expanded to the east and opened the first office in the Fort Wayne market. Most recently in 2006, the Company established a loan production office in Indianapolis.

While this overall expansion strategy has been guided by a focus on larger communities in Indiana, it has also been influenced by the competitive landscape in these markets. As the historically prominent community banks in these markets were acquired, in most cases by large out-of-state institutions, the Company believes that Lake City Bank’s traditional community banking strategy became highly relevant and provides a competitive advantage to the Company.

The Company believes that another benefit of this geographic expansion strategy into larger population centers is that the Company now serves a more well-established and diverse economic region. While the Company operates within a relatively small geographic region of the state, the Company’s expansion strategy has provided borrower diversification within a fairly diverse economic region. Further, the geographical diversification ensures that no single industry or employer dominates the Company’s markets. In addition, the Indianapolis market represents a substantial future opportunity given its position as the largest metropolitan market in the state. Like previous market expansions, the Company believes the Indianapolis market will provide future business opportunities as the competitive landscape in the market changes to the Company’s advantage.

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

Competition

The Bank competes with other local and regional banks in addition to major banks for large commercial deposit and loan accounts. The Bank is presently subject to an aggregate maximum loan limit to any single account pursuant to Indiana law of $42.5 million. The Bank currently enforces an internal limit of $20.0 million, which is less than the amount permitted by law. This maximum might occasionally limit the Bank from providing loans to those businesses or personal accounts whose borrowings periodically exceed this amount. In the event this were to occur, the Bank maintains correspondent relationships with other financial institutions. The Bank may participate with other banks in the placement of large borrowings in excess of its lending limit, although the Bank typically does not participate in such arrangements. The Bank is also a member of the Federal Home Loan Bank of Indianapolis in order to provide additional funding, as necessary, to support funding requests and to broaden its mortgage lending and investment activities

In addition to the banks located within its service area, the Bank also competes with savings and loan associations, credit unions, farm credit services, finance companies, personal loan companies, insurance companies, money market funds, and other non-depository financial intermediaries. Also, financial intermediaries such as money market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions and accordingly may have an advantage in competing for funds.

Foreign Operations

The Company has no investments with any foreign entity other than one nominal demand deposit account, which is maintained with a Canadian bank in order to facilitate the clearing of checks drawn on banks located in other countries. There are no foreign loans.

Employees

At December 31, 2009, the Company, including its subsidiaries, had 461 full-time equivalent employees. Benefit programs include a 401(k) plan, group medical insurance, group life insurance and paid vacations. The Company also maintained a defined benefit pension plan which, effective April 1, 2000, was frozen and employees can no longer accrue new benefits under that plan. The Company also has an equity incentive plan under which stock-based incentives and compensation may be granted to employees and directors. The Company also has an employee deferred compensation plan available to certain employees. The Bank is not a party to any collective bargaining agreement, and employee relations are considered good.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1a. of Part I of this Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	the effects of future economic, business and market conditions and changes, domestic and foreign, including seasonality;

•	governmental monetary and fiscal policies;

•
legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, and changes in the scope and cost of Federal Deposit Insurance Corporation, or FDIC, insurance and other coverages;

•	changes in accounting policies, rules and practices;

•
the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and other interest sensitive assets and liabilities;

•	the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates;

•	changes in borrowers’ credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•
the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•
the effects of war or other conflicts, acts of terrorism or other catastrophic events, including storms, droughts, tornados and flooding, that may affect general economic conditions, including agricultural production and demand and prices for agricultural goods and land used for agricultural purposes, generally and in our markets;

•	the failure of assumptions and estimates used in our reviews of our loan portfolio and our analysis of our capital position; and

•	other factors and risks described under “Risk Factors” herein.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. For additional information regarding these and other risks, uncertainties and other factors, please review the disclosure in this annual report under “Risk Factors.”

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

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Bank, rather than shareholders. In addition to this generally applicable regulatory framework, turmoil in the credit markets in recent years has prompted the enactment of unprecedented legislation that has allowed the U.S. Treasury to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the U.S. Treasury Department invests.

The following is a summary of the material elements of the regulatory framework that currently applies to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. Additionally, in response to the global financial crisis that began in 2007, various legislative and regulatory proposals have been issued addressing, among other things, the restructuring of the federal bank regulatory system, more stringent regulation of consumer products such as mortgages and credit cards, and safe and sound compensation practices. At this time, the Company is unable to determine whether any of these proposals will be adopted as proposed. As such, the following is qualified in its entirety by reference to applicable law. Any change in statutes, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

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

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus Tier 2 capital which consists of other non-permanent capital items such as certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2009, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Emergency Economic Stabilization Act of 2008.  Events in the U.S. and global financial markets over the past several years, including deterioration of the worldwide credit markets, have created significant challenges for financial institutions throughout the country. In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorized the Secretary of the United States Department of Treasury (“Treasury”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Financial institutions participating in certain of the programs established under the EESA are required to adopt Treasury’s standards for executive compensation and corporate governance.

The TARP Capital Purchase Program. On October 14, 2008, Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions. This program, known as the

TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”). Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets. The CPP Preferred Stock is non-voting and pays dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum. In conjunction with the purchase of the CPP Preferred Stock, the Treasury received warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions are required to adopt Treasury’s standards for executive compensation and corporate governance for the period during which Treasury holds equity issued under the CPP. These requirements are discussed in more detail in the Compensation Discussion and Analysis section in the Company’s proxy statement, which is incorporated by reference in this Form 10-K.

Pursuant to the CPP, on February 27, 2009, the Company entered into a Letter Agreement with Treasury, pursuant to which the Company issued (i) 56,044 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A and (ii) a warrant to purchase 396,538 shares of the Company’s common stock, no par value, for an aggregate purchase price of $56,044,000 in cash. Since the Company’s participation in the CPP, the Company has raised additional capital through a public offering of common stock and, as a result of that offering, the number of shares of common stock subject to the warrant have been reduced by 50% to 198,269. The Company’s federal regulators, the Treasury and the Treasury’s Office of the Inspector General maintains significant oversight over the Company as a participating institution, to evaluate how it is using the capital provided and to ensure that it strengthens its efforts to help its borrowers avoid foreclosure, which is one of the core aspects of the EESA.

Dividend Payments.  The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Indiana corporation, the Company is subject to the limitations of the Indiana General Business Corporation Law, which prohibit the Company from paying dividends if the Company is, or by payment of the dividend would become, insolvent, or if the payment of dividends would render the Company unable to pay its debts as they become due in the usual course of business. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Further, with respect to the Company’s participation in the CPP, the terms of the CPP Preferred Stock provide that no dividends on any common or preferred stock that ranks equal to or junior to the CPP Preferred Stock may be paid unless and until all accrued and unpaid dividends for all past dividend periods on the CPP Preferred Stock have been fully paid.

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

Deposit Insurance.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.07% to 0.78% of total deposits, depending on an institution’s risk classification, its levels of unsecured debt and secured liabilities, and, in certain cases, its level of brokered deposits.

        Furthermore, as a result of the increased volume of bank failures in 2008 and 2009, on May 22, 2009, the FDIC approved a final rule imposing a special assessment on all depository institutions whose deposits are insured by the FDIC. This one-time special assessment was imposed on institutions in the second quarter, and was collected on September 30, 2009. Pursuant to the final rule, the FDIC imposed on the Bank a special assessment in the amount of $1.1 million, which was due and payable on September 30, 2009.

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. On December 31, 2009, the Bank paid the FDIC $10.1 million in prepaid assessments. An institution’s prepaid assessments were calculated based on the institution’s actual September 30, 2009 assessment base, adjusted quarterly by an estimated 5 percent annual growth rate through the end of 2012. The FDIC also used the institution’s total base assessment rate in effect on September 30, 2009, increasing it by an annualized 3 basis points beginning in 2011. The FDIC will begin to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

FDIC Temporary Liquidity Guarantee Program.  In conjunction with Treasury’s actions to address the credit and liquidity crisis in financial markets, on October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program. One component of the Temporary Liquidity Guarantee Program is the Transaction Account Guarantee Program, which temporarily provides participating institutions with unlimited deposit insurance coverage for non-interest bearing and certain low-interest bearing transaction accounts maintained at FDIC insured institutions. All institutions that did not opt out of the Transaction Account Guarantee Program were subject to a 10 basis point per annum assessment on amounts in excess of $250,000 in covered transaction accounts through December 31, 2009. On August 26, 2009, the FDIC extended the Transaction Account Guarantee Program for an additional six months through June 30, 2010. Beginning January 1, 2010, the assessment levels increased to 15 basis points, 20 basis points or 25 basis points per annum, based on the risk category to which an institution is assigned for purposes of the risk-based premium system. The Bank did not opt out of the six-month extension of the Transaction Account Guarantee Program. As a result, the Bank, like every other FDIC-insured depository institution in the United States that did not opt out of the Transaction Account Guarantee Program, is incurring fees on amounts in excess of $250,000 in covered transaction accounts.

FICO Assessments.  The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2009, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments.  All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI. The amount of the assessment is calculated on the basis of the bank’s total assets. During the year ended December 31, 2009, the Bank paid supervisory assessments to the DFI totaling $204,000.

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

As of December 31, 2009: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by Federal Reserve regulations.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2009. As of December 31, 2009, approximately $24.7 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

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

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $55.2 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $55.2 million, the reserve requirement is $1.335 million plus 10% of the aggregate amount of total transaction accounts in excess of $55.2 million. The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. We will believe the Bank will continue to maintain compliance with the foregoing requirements.

INDUSTRY SEGMENTS

The Company’s chief decision-makers monitor and evaluate financial performance on a Company-wide basis. All of the Company’s financial service operations are similar and considered by management to be aggregated into one reportable operating segment. While the Company has assigned certain management responsibilities by region and business-line, the Company's chief decision-makers monitor and evaluate financial performance on a Company-wide basis. The majority of the Company's revenue is from the business of banking and the Company's assigned regions have similar economic characteristics, products, services and customers. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

		2009			2008
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$1,897,544	$96,151	5.07%	$1,662,355	$99,538	5.99%
Tax exempt (1)	4,202	199	4.74	2,669	147	5.51

Investments: (1)
Available for sale	399,342	21,179	5.30	368,578	19,731	5.35

Short-term investments	22,540	35	0.16	12,136	171	1.41

Interest bearing deposits	1,631	26	1.59	2,045	49	2.40

Total earning assets	2,325,259	117,590	5.06%	2,047,783	119,636	5.84%

Nonearning assets:
Cash and due from banks	39,616	0		41,302	0

Premises and equipment	30,208	0		28,200	0

Other nonearning assets	76,671	0		70,986	0

Less allowance for loan losses	(24,801)	0		(17,597)	0

Total assets	$2,446,953	$117,590		$2,170,674	$119,636

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2009 and 2008. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2009 and 2008, are included as taxable loan interest income.

(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

		2008			2007
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$1,662,355	$99,538	5.99%	$1,401,480	$102,840	7.34%
Tax exempt (1)	2,669	147	5.51	2,588	166	6.41

Investments: (1)
Available for sale	368,578	19,731	5.35	306,293	15,140	4.94

Short-term investments	12,136	171	1.41	17,412	863	4.96

Interest bearing deposits	2,045	49	2.40	1,486	68	4.58

Total earning assets	2,047,783	119,636	5.84%	1,729,259	119,077	6.89%

Nonearning assets:
Cash and due from banks	41,302	0		44,565	0

Premises and equipment	28,200	0		26,042	0

Other nonearning assets	70,986	0		54,220	0

Less allowance for loan losses	(17,597)	0		(15,045)	0

Total assets	$2,170,674	$119,636		$1,839,041	$119,077

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2008 and 2007. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2008 and 2007, are included as taxable loan interest income.

(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

		2009			2008
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$70,202	$100	0.14%	$64,877	$64	0.10%

Interest bearing checking accounts	572,539	5,790	1.01	495,057	9,979	2.02

Time deposits:
In denominations under $100,000	359,526	15,356	4.27	329,783	13,924	4.22
In denominations over $100,000	638,956	11,001	1.72	528,316	20,613	3.90

Miscellaneous short-term borrowings	272,224	1,089	0.40	278,451	5,620	2.02

Long-term borrowings and
subordinated debentures	72,792	2,726	3.74	86,230	5,016	5.82

Total interest bearing liabilities	1,986,239	36,062	1.82%	1,782,714	55,216	3.10%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	229,009	0		219,762	0

Other liabilities	19,354	0		17,138	0

Stockholders' equity	212,351	0		151,060	0

Total liabilities and stockholders'
equity	$2,446,953	$36,062		$2,170,674	$55,216

Net interest differential - yield on
average daily earning assets		$81,528	3.51%		$64,420	3.14%

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

		2008			2007
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$64,877	$64	0.10%	$67,104	$133	0.20%

Interest bearing checking accounts	495,057	9,979	2.02	425,753	14,854	3.49

Time deposits:
In denominations under $100,000	329,783	13,924	4.22	295,328	14,289	4.84
In denominations over $100,000	528,316	20,613	3.90	462,056	24,338	5.27

Miscellaneous short-term borrowings	278,451	5,620	2.02	177,343	7,239	4.08

Long-term borrowings and
subordinated debentures (1)	86,230	5,016	5.82	30,972	2,628	8.49

Total interest bearing liabilities	1,782,714	55,216	3.10%	1,458,556	63,481	4.35%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	219,762	0		226,484	0

Other liabilities	17,138	0		16,234	0

Stockholders' equity	151,060	0		137,767	0

Total liabilities and stockholders'
equity	$2,170,674	$55,216		$1,839,041	$63,481

Net interest differential - yield on
average daily earning assets		$64,420	3.14%		$55,596	3.22%

(1)	Long-term borrowings and subordinated debentures interest expense was reduced by interest capitalized on construction in process for 2007.

ANALYSIS OF CHANGES IN INTEREST DIFFERENTIALS
(fully taxable equivalent basis)
(in thousands of dollars)

YEAR ENDED DECEMBER 31,

	2009 Over (Under) 2008 (1)			2008 Over (Under) 2007 (1)
	Volume	Rate	Total	Volume	Rate	Total
INTEREST AND LOAN FEE INCOME (2)
Loans:
Taxable	$13,045	$(16,432)	$(3,387)	$17,372	$(20,674)	$(3,302)
Tax exempt	75	(23)	52	5	(24)	(19)
Investments:
Available for sale	1,633	(185)	1,448	3,260	1,331	4,591

Short-term investments	83	(219)	(136)	(206)	(486)	(692)

Interest bearing deposits	(9)	(14)	(23)	20	(39)	(19)

Total interest income	14,827	(16,873)	(2,046)	20,451	(19,892)	559

INTEREST EXPENSE
Savings deposits	6	30	36	(4)	(65)	(69)
Interest bearing checking accounts	1,376	(5,565)	(4,189)	2,134	(7,009)	(4,875)

Time deposits:
In denominations under $100,000	1,269	163	1,432	1,566	(1,931)	(365)
In denominations over $100,000	3,659	(13,271)	(9,612)	3,168	(6,893)	(3,725)

Miscellaneous short-term borrowings	(123)	(4,408)	(4,531)	3,021	(4,640)	(1,619)

Long-term borrowings and
subordinated debentures	(697)	(1,593)	(2,290)	3,435	(1,047)	2,388

Total interest expense	5,490	(24,644)	(19,154)	13,320	(21,585)	(8,265)

INCREASE (DECREASE) IN
INTEREST DIFFERENTIALS	$9,337	$7,771	$17,108	$7,131	$1,693	$8,824

(1)
The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2009, 2008 and 2007. The changes in volume represent "changes in volume times the old rate". The changes in rate represent "changes in rate times old volume". The changes in rate/volume were also calculated by "change in rate times change in volume" and allocated consistently based upon the relative absolute values of the changes in volume and changes in rate.

(2)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2009, 2008 and 2007. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.

ANALYSIS OF SECURITIES
(in thousands of dollars)

The amortized cost and the fair value of securities as of December 31, 2009, 2008 and 2007 were as follows:

	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Treasury securities	$1,005	$992	$1,001	$1,025	$1,201	$1,206
U.S. Government agencies	4,588	4,610	15,453	15,685	18,539	18,555
Mortgage-backed securities	264,276	270,796	225,892	229,571	205,335	205,202
Non-agency residential mortgage-backed securities	88,382	72,495	106,790	85,098	45,823	45,293
State and municipal securities	59,375	61,135	55,081	55,651	56,613	57,501

Total debt securities available for sale	$417,626	$410,028	$404,217	$387,030	$327,511	$327,757

At year-end 2009, there were no holdings of securities of any one issuer, other than the U.S. Government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity. At year-end 2008, there were no holdings of securities of any one issuer, other than the U.S. Government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity with the exception of Residential Accredit Loans, Inc., which had a book value of $21.3 million and a market value of $15.8 million, Countrywide Home Loans Alternative Loan Trust, which had a book value of $19.9 million and a market value of $15.1 million and Chase Mortgage Finance Trust, which had a book value of $17.4 million and a market value of $15.0 million. These are all Alt A or Whole Loan securities in the Super Senior tranches, which are the highest rated tranches with very high credit standards. In addition, the collateral of the Alt A or Whole Loan securities purchased must meet certain criteria set by the Company’s Asset Liability Management Committee including maximum loan-to-value and minimum FICO scores, consist of only fixed-rate mortgages and must be AAA rated at the time of purchase. See Note 2 for more information on these investments. At year-end 2007, there were no holdings of securities of any one issuer, other than the U.S. Government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity with the exception of Residential Accredit Loans, Inc., which had a book value of $22.6 million and a market value of $22.3 million.

ANALYSIS OF SECURITIES (cont.)
(fully tax equivalent basis)
(in thousands of dollars)

The weighted average yields and maturity distribution for debt securities portfolio at December 31, 2009, were as follows:

		After One	After Five
	Within	Year	Years	Over
	One	Within	Within Ten	Ten
	Year	Five Years	Years	Years

Securities available for sale:

US Treasury securities
Fair value	$0	$992	$0	$0
Yield	0%	2.38%	0%	0%

U.S. Government agencies
Fair value	4,610	0	0	0
Yield	3.88%	0%	0%	0%

Mortgage-backed securities
Fair value	0	13,977	70,382	186,437
Yield	0%	5.14%	5.00%	5.09%

Non-agency residential mortgage-backed securities
Fair value	0	0	5,648	66,847
Yield	0%	0%	5.00%	5.66%

State and municipal securities
Fair value	216	5,341	37,107	18,471
Yield	4.90%	4.08%	4.47%	4.28%

Total debt securities available for sale:
Fair value	$4,826	$20,310	$113,137	$271,755
Yield	3.92%	4.73%	4.82%	5.18%

ANALYSIS OF LOAN PORTFOLIO
Analysis of Loans Outstanding
(in thousands of dollars)

The Company segregates its loan portfolio into four basic segments: commercial (including agricultural loans), residential real estate mortgages, installment and personal line of credit loans (including credit card loans). The loan portfolio as of December 31, 2009, 2008, 2007, 2006 and 2005 was as follows:

	2009	2008	2007	2006	2005
Commercial loans:
Taxable	$1,697,449	$1,522,523	$1,238,623	$1,081,420	$960,046
Tax exempt	2,085	10,493	1,971	4,991	4,512

Total commercial loans	1,699,534	1,533,016	1,240,594	1,086,411	964,558

Residential real estate mortgage loans	95,211	117,230	124,107	109,176	74,820

Installment loans	51,878	51,174	49,185	52,548	67,964

Line of credit and credit card loans	167,194	132,147	109,760	105,762	91,426

Subtotal loans	2,013,817	1,833,567	1,523,646	1,353,897	1,198,768

Less: Allowance for loan losses	(32,073)	(18,860)	(15,801)	(14,463)	(12,774)
Net deferred loan (fees)/costs	(1,807)	(233)	74	(60)	(38)

Net loans	$1,979,937	$1,814,474	$1,507,919	$1,339,374	$1,185,956

The residential real estate mortgage loan portfolio included construction loans totaling $5,790, $6,468, $5,252, $8,636 and $7,987 as of December 31, 2009, 2008, 2007, 2006 and 2005. The Bank generally sells conforming mortgage loans which it originates. These loans generally represent mortgage loans that are made to clients with long-term or substantial relationships with the Bank on terms consistent with secondary market requirements. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.

ANALYSIS OF LOAN PORTFOLIO (cont.)
Analysis of Loans Outstanding (cont.)
(in thousands of dollars)

Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2009.

		Residential
		Real
		Estate		Line of
	Commercial	Mortgage	Installment	Credit	Total	Percent

Original maturity of one day	$0	$0	$0	$106,637	$106,637	5.30%

Other within one year	766,059	18,418	16,489	20,199	$821,165	40.78

After one year, within five years	779,741	20,728	33,245	16,148	$849,862	42.20

Over five years	124,589	54,692	2,144	24,210	$205,635	10.21

Nonaccrual loans	29,145	1,373	0	0	$30,518	1.52

Total loans	$1,699,534	$95,211	$51,878	$167,194	$2,013,817	100.0%
At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.

Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2009 amounted to $680,527 and $374,970.

ANALYSIS OF LOAN PORTFOLIO (cont.)
Review of Nonperforming Loans
(in thousands of dollars)

The following is a summary of nonperforming loans as of December 31, 2009, 2008, 2007, 2006 and 2005.

	2009	2008	2007	2006	2005
PART A - PAST DUE ACCRUING LOANS (90 DAYS OR MORE)

Residential real estate mortgage loans	$0	$126	$155	$0	$89

Commercial and industrial loans	0	81	65	154	0

Loans to individuals for household, family and
other personal expenditures	190	271	189	145	85

Loans to finance agriculture production and
other loans to farmers	0	0	0	0	0

Total past due loans	190	478	409	299	174

PART B - NONACCRUAL LOANS

Residential real estate mortgage loans	1,373	757	18	132	132

Commercial and industrial loans	28,373	20,053	7,021	13,688	7,189

Loans to individuals for household, family and
other personal expenditures	0	0	0	0	0

Loans to finance agriculture production and
other loans to farmers	772	0	0	0	0

Total nonaccrual loans	30,518	20,810	7,039	13,820	7,321

PART C - TROUBLED DEBT RESTRUCTURED LOANS	0	0	0	0	0

Total nonperforming loans	$30,708	$21,288	$7,448	$14,119	$7,495

Nonearning assets of the Company include nonperforming loans (as indicated above), nonaccrual investments and other real estate and repossessions, the total of which amounted to $31,582 at December 31, 2009.

ANALYSIS OF LOAN PORTFOLIO (cont.)
Comments Regarding Nonperforming Assets

PART A - CONSUMER LOANS

Consumer installment loans, except those loans that are secured by real estate, are not placed on nonaccrual status since these loans are charged-off when they have been delinquent from 90 to 180 days, and when the related collateral, if any, is not sufficient to offset the indebtedness. Advances under consumer line of credit programs are charged-off when collection appears doubtful.

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

As of December 31, 2009, there were $30.5 million of loans on nonaccrual status, some of which were also on impaired status. There were $31.8 million of loans classified as impaired.

PART C - TROUBLED DEBT RESTRUCTURED LOANS

Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

As of December 31, 2009 there were $6.5 million of loans renegotiated as troubled debt restructurings. These loans were excluded from troubled debt restructured loans in the previous table because they were included in nonaccrual loans. As of December 31, 2008, there were no loans renegotiated as troubled debt restructurings.

PART D - OTHER NONPERFORMING ASSETS

Management is of the opinion that there are no significant foreseeable losses relating to nonperforming assets, as defined in the preceding table, or classified loans, except as discussed above in Part B – Nonperforming Loans and Part C – Troubled Debt Restructured Loans.

PART E - LOAN CONCENTRATIONS

There were no loan concentrations within industries not otherwise disclosed, which exceeded ten percent of total loans except commercial real estate. Commercial real estate was $544.3 million at December 31, 2009. Nearly all of the Bank’s commercial, industrial, agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its basic service area.

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

Based upon these policies and objectives, $21.2 million, $10.2 million and $4.3 million were charged to the provision for loan losses and added to the allowance for loan losses in 2009, 2008 and 2007.

The allocation of the allowance for loan losses to the various lending areas is performed by management in relation to perceived exposure to loss in the various loan portfolios. However, the allowance for loan losses is available in its entirety to absorb losses in any particular loan category. Although management believes that the allowance for loan losses is adequate to absorb probable incurred losses on any existing loans, management cannot predict loan losses with any certainty, and the Company cannot guarantee that the allowance for loan losses will prove sufficient to cover actual losses in the future.

ANALYSIS OF LOAN PORTFOLIO (cont.)
Summary of Loan Loss
(in thousands of dollars)

The following is a summary of the loan loss experience for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.

	2009	2008	2007	2006	2005

Amount of loans outstanding, December 31,	$2,012,010	$1,833,335	$1,523,720	$1,353,837	$1,198,730

Average daily loans outstanding during the year
ended December 31,	$1,901,746	$1,665,024	$1,404,068	$1,270,484	$1,088,788

Allowance for loan losses, January 1,	$18,860	$15,801	$14,463	$12,774	$10,754

Loans charged-off:
Commercial	7,251	6,726	2,381	905	317
Residential real estate	337	72	16	0	8
Installment	674	805	537	145	164
Credit cards and personal credit lines	249	3	458	22	112

Total loans charged-off	8,511	7,606	3,392	1,072	601

Recoveries of loans previously charged-off:
Commercial	337	147	252	53	37
Residential real estate	0	16	27	0	0
Installment	173	200	124	52	89
Credit cards and personal credit lines	12	95	29	12	15

Total recoveries	522	458	432	117	141

Net loans charged-off	7,989	7,148	2,960	955	460
Provision for loan loss charged to expense	21,202	10,207	4,298	2,644	2,480

Balance, December 31,	$32,073	$18,860	$15,801	$14,463	$12,774

Ratio of net charge-offs during the period to
average daily loans outstanding:
Commercial	0.36%	0.40%	0.15%	0.07%	0.02%
Residential real estate	0.02	0.00	0.00	0.00	0.00
Installment	0.03	0.04	0.03	0.01	0.01
Credit cards and personal credit lines	0.01	(0.01)	0.03	0.00	0.01

Total ratio of net charge-offs	0.42%	0.43%	0.21%	0.08%	0.04%

Ratio of allowance for loan losses to
nonperforming assets	101.55%	84.23%	160.27%	101.67%	169.87%

ANALYSIS OF LOAN PORTFOLIO (cont.)
Allocation of Allowance for Loan Losses
(in thousands of dollars)

The following is a summary of the allocation for loan losses as of December 31, 2009, 2008, 2007, 2006 and 2005.

	2009		2008		2007
	Allowance	Loans as	Allowance	Loans as	Allowance	Loans as
	For	Percentage	For	Percentage	For	Percentage
	Loan	of Gross	Loan	of Gross	Loan	of Gross
	Losses	Loans	Losses	Loans	Losses	Loans
Allocated allowance for loan losses:
Commercial	$28,014	84.39%	$15,738	83.61%	$13,659	81.42%
Residential real estate	365	4.73	292	6.39	571	8.15
Installment	453	2.58	384	2.79	421	3.23
Credit cards and personal credit lines	538	8.30	996	7.21	828	7.20

Total allocated allowance for loan losses	29,370	100.00%	17,410	100.00%	15,479	100.00%

Unallocated allowance for loan losses	2,703		1,450		322

Total allowance for loan losses	$32,073		$18,860		$15,801

	2006		2005
	Allowance	Loans as	Allowance	Loans as
	For	Percentage	For	Percentage
	Loan	of Gross	Loan	of Gross
	Losses	Loans	Losses	Loans
Allocated allowance for loan losses:
Commercial	$12,185	80.24%	$10,870	80.46%
Residential real estate	389	8.07	187	6.24
Installment	690	6.20	509	5.67
Credit cards and personal credit lines	561	5.49	688	7.63

Total allocated allowance for loan losses	13,825	100.00%	12,254	100.00%

Unallocated allowance for loan losses	638		520

Total allowance for loan losses	$14,463		$12,774

ANALYSIS OF DEPOSITS
(in thousands of dollars)

The average daily deposits for the years ended December 31, 2009, 2008 and 2007, and the average rates paid on those deposits are summarized in the following table:

	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Daily	Rate	Daily	Rate	Daily	Rate
	Balance	Paid	Balance	Paid	Balance	Paid

Demand deposits	$229,009	0.00%	$219,762	0.00%	$226,484	0.00%

Savings and transaction accounts:
Regular savings	70,202	0.14	64,877	0.10	67,104	0.20
Interest bearing checking	572,539	1.01	495,057	2.02	425,753	3.49

Time deposits:
Deposits of $100,000 or more	638,956	1.72	528,316	3.90	462,056	5.27
Other time deposits	359,526	4.27	329,783	4.22	295,328	4.84

Total deposits	$1,870,232	1.72%	$1,637,795	2.72%	$1,476,725	3.63%

As of December 31, 2009, time certificates of deposit will mature as follows:

	$100,000	% of		% of
	or more	Total	Other	Total

Within three months	$147,136	27.31%	$61,639	18.80%

Over three months, within six months	82,596	15.33	71,485	21.80

Over six months, within twelve months	206,038	38.24	119,928	36.56

Over twelve months	103,044	19.12	74,897	22.84

Total time certificates of deposit	$538,814	100.00%	$327,949	100.00%

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

RETURN ON EQUITY AND OTHER RATIOS

The rates of return on average daily assets and stockholders' equity, the dividend payout ratio, and the average daily stockholders' equity to average daily assets for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Percent of net income to:
Average daily total assets	0.78%	0.91%	1.04%

Average daily stockholders' equity	8.94%	13.04%	13.94%

Percentage of dividends declared per
common share to basic earnings per
weighted average number of common
shares outstanding (12,851,845
shares in 2009, 12,271,927 shares in
2008 and 12,188,594 shares in 2007)	48.82%	37.58%	34.49%

Percentage of average daily
stockholders' equity to average
daily total assets	8.68%	6.96%	7.49%

Cash dividends were declared on April 14, July 14, October 13, 2009 and January 12, 2010 for each quarter of 2009, April 8, July 8, October 14, 2008 and January 13, 2009 for each quarter of 2008 and April 10, July 10 and October 9, 2007 and January 8, 2008 for each quarter of 2007.

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

	2009	2008	2007

Outstanding at year end:
Federal funds purchased	$9,600	$19,000	$70,010
Securities sold under agreements to repurchase	$127,118	$137,769	$154,913
Other short-term borrowings	$215,000	$45,000	$90,000

Approximate average interest rate at year end:
Federal funds purchased	0.50%	0.50%	4.07%
Securities sold under agreements to repurchase	0.42%	0.43%	3.20%
Other short-term borrowings	0.38%	0.65%	4.31%

Highest amount outstanding as of any month end
during the year:
Federal funds purchased	$94,300	$126,700	$96,850
Securities sold under agreements to repurchase	$133,072	$175,427	$154,913
Other short-term borrowings	$220,000	$163,700	$90,000

Approximate average outstanding during the year:
Federal funds purchased	$25,195	$50,171	$22,950
Securities sold under agreements to repurchase	$125,195	$153,363	$121,372
Other short-term borrowings	$119,849	$73,981	$32,247

Approximate average interest rate during the year:
Federal funds purchased	0.56%	2.53%	5.33%
Securities sold under agreements to repurchase	0.46%	1.85%	3.52%
Other short-term borrowings	0.39%	2.09%	5.09%

Securities sold under agreements to repurchase include fixed-rate, term transactions initiated by the Bank, as well as corporate sweep accounts. Other short-term borrowings consist of Federal Home Loan Bank advances and Federal Reserve TAF borrowings.

ITEM 1a. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors:

A continued downturn in the economy, particularly in Northern Indiana, where our business is primarily conducted, could have an adverse effect on our business, results of operations and financial condition.

We operate branch offices in four geographical markets concentrated in Northern Indiana and a loan production office in central Indiana located in Indianapolis. Our most mature market, the South Region, includes Kosciusko County and portions of contiguous counties. The Bank was founded in this market in 1872. Warsaw is this region’s primary city. The Bank entered the North Region in 1990, which includes portions of Elkhart and St. Joseph counties. This region includes the cities of Elkhart and South Bend. The Central Region includes portions of Elkhart County and contiguous counties and is anchored by the city of Goshen. The North and Central regions represent relatively mature markets with nearly 20 years of business activity. We entered the East Region in 1999, which includes Allen and DeKalb counties. Fort Wayne represents the primary city in this market. We have experienced rapid commercial loan growth in this market over the past 10 years. We entered the Indianapolis market in 2006 with the opening of a loan production office in Marion County.

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

In late 2007 and all of 2008 and 2009, the United States economy experienced a severe downturn. Certain areas of our geographical markets have seen notably worse economic conditions than those suffered by the country at-large. As reported for November 2009, the 13 counties in which we operate had unemployment rates between 9.5% and 14.5%. In particular, Elkhart County has suffered from adverse business and economic conditions that have resulted in a county-wide level of unemployment of approximately 14.5%, which is well above the national average of 9.6%. A continued downturn in economic conditions, particularly within our primary market areas in Northern Indiana, could result in a decrease in demand for our products and services, an increase in loan delinquencies and defaults and high or increased levels of problem assets and foreclosures. Moreover, because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

Difficult economic and market conditions have adversely affected our industry.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and commercial real estate loans and resulted in significant write-downs of assets by many financial institutions across the United States. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by many financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reductions in general business activity. Financial institutions have also generally experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, results of operations and financial condition. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	we potentially face increased regulation of our industry and compliance with such regulation may increase our costs and limit our ability to pursue business opportunities;

•	customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates;

•	the process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process;

•	the value of the portfolio of investment securities that we hold may be adversely affected; and

•
we may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

We must effectively manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries, a centralized credit administration department and periodic independent reviews of outstanding loans by our loan review department. However, we cannot make assurances that such approval and monitoring procedures will reduce these credit risks.

The majority of the Bank’s loan portfolio is invested in commercial and commercial real estate loans. The Bank focuses on traditional commercial and industrial lending but is also involved in commercial real estate activity in its markets. In general, commercial loans represent higher dollar volumes to fewer customers. As a result, we may assume greater lending risks than other community banking-type financial institutions that have a lesser concentration of such loans and are more retail oriented.

Commercial and industrial and agri-business loans make up a significant portion of our loan portfolio.

Commercial and industrial and agri-business loans were $899.8 million, or approximately 44.7% of our total loan portfolio, as of December 31, 2009. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. Whenever possible, we require a personal guarantee on commercial loans. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our loan portfolio includes commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate loans were $799.7 million, or approximately 39.7% of our total loan portfolio, as of December 31, 2009. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, continued adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Our consumer loans generally have a higher degree of risk of default than our other loans.

At December 31, 2009, consumer loans totaled $57.5 million, or 2.9% of our total loan and lease portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to one-to-four family residential loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In February 2009, we accepted a capital investment of $56.0 million under the U.S. Treasury’s Capital Purchase Program, and in November 2009 we raised $57.9 million in a public offering of common stock to further strengthen our capital position. However, we may at some point need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot make assurances of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth or acquisitions could be materially impaired.

Interest rates and other conditions impact our results of operations.

Our profitability is significantly driven by the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, results of operations and financial condition.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We determined our allowance for loan losses pursuant to our established guidelines and practices and maintained a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions (in our markets as well as the United States), including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2009, our allowance for loan losses as a percentage of total loans was 1.59% and as a percentage of total nonperforming loans was 105%. Because of the nature of our loan portfolio and our concentration in commercial and industrial loans, which tend to be larger loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance for loan losses is adequate to absorb probable incurred losses on any existing loans, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, results of operations and financial condition.

Liquidity risks could affect operations and jeopardize our business, results of operations and financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our primary sources of funds consist of cash from operations, investment maturities and sales and deposits. Additional liquidity is provided by brokered deposits, CDARS deposits, repurchase agreements and our participation in the Federal Reserve Bank’s Term Auction Facility, as well as the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. However, the Federal Reserve Bank’s Term Auction Facility will no longer be available after March 8, 2010. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as further disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

Since late 2007, and particularly during the second half of 2008 and much of 2009, the financial services industry and the credit markets generally have been materially and adversely affected by significant declines in asset values and by a lack of liquidity. The liquidity issues have been particularly acute for regional and community banks, as many of the larger financial institutions have significantly curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders have reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.

In addition, approximately 20% of our deposits are concentrated in public funds from a small number of municipalities and government agencies. Public deposits can be cyclical in nature and are often reduced in June and December of each year. If these government entities withdraw their deposits at inopportune times, or if we lose one or more of these deposit customers, the Bank would need to find a replacement source of liquidity for the funds withdrawn. If the Bank is unable to find a replacement source of liquidity, the Bank’s liquidity could be adversely affected.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.

We maintain an investment portfolio that includes, but is not limited to, mortgage-backed securities. The market value of investments in our portfolio has become increasingly volatile over the past year. The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a monthly basis, we evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

We may experience difficulties in managing our growth, and our growth strategy involves risks that may negatively impact our net income.

Although we do not have any current plans to do so, we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of all or part of other financial institutions, including FDIC-assisted transactions, or by opening new branches. To the extent that we undertake acquisitions or new branch openings, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business.

To the extent that we grow through acquisitions and branch openings, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve similar risks to those commonly associated with branching, but may also involve additional risks, including:

•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

•	exposure to potential asset quality issues of the acquired bank or related business;

•	difficulty and expense of integrating the operations and personnel of banks and businesses we acquire; and

•	the possible loss of key employees and customers of the banks and businesses we acquire.

Attractive acquisition opportunities may not be available to us in the future.

We expect that other banking and financial service companies, many of which have significantly greater resources than us, will compete with us in acquiring other financial institutions if we pursue such acquisitions. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums increased substantially in 2009, and we expect to pay higher FDIC premiums in the future. Bank failures have significantly depleted the FDIC’s Deposit Insurance Fund and reduced the Deposit Insurance Fund’s ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a special assessment equal to five basis points of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, to be collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. On November 12, 2009, the FDIC adopted a uniform three basis-point increase in assessment rates, which is effective on January 1, 2011. Also, on November 12, 2009, the FDIC adopted a rule that required the Bank to prepay its quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, along with their risk-based assessment for the third quarter of 2009.

We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. The TLG was scheduled to end December 31, 2009, but the FDIC has extended it to June 30, 2010 at an increased charge of 15 to 25 basis points beginning January 1, 2010, depending on the depository institution’s risk assessment category rating assigned with respect to regular FDIC assessments if the institution elects to remain in the TLG. These changes have caused the premiums and TLG assessments charged by the FDIC to increase. These actions have significantly increased our noninterest expense in 2009 and are expected to increase our costs for the foreseeable future.

We face intense competition in all phases of our business from other banks and financial institutions.

The banking and financial services business in our market is highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions, farm credit services and other nonbank financial service providers. Many of these competitors are not subject to the same regulatory restrictions as we are and are able to provide customers with a feasible alternative to traditional banking services.

Increased competition in our market may also result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to relax our underwriting standards, we could be exposed to higher losses from lending activities. Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets, possess larger lending limits and offer a broader range of financial services than we can offer.

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

We cannot predict the effect on our operations of recent legislative and regulatory initiatives that were enacted in response to the ongoing financial crisis.

United States federal, state and foreign governments have taken or are considering extraordinary actions in an attempt to deal with the worldwide financial crisis. To the extent adopted, many of these actions have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets. There is no assurance that these actions or other actions under consideration will ultimately be successful.

In the United States, the federal government has adopted the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009. With authority granted under these laws, the U.S. Treasury has proposed a financial stability plan that is intended to:

•	invest in financial institutions and purchase troubled assets and mortgages from financial institutions for the purpose of stabilizing and providing liquidity to the United States financial markets;

•
temporarily increase the limit on FDIC deposit insurance coverage to $250,000 per depositor through December 31, 2009 (which was extended to December 31, 2013 under the Helping Families Save Their Homes Act of 2009); and

•	provide for various forms of economic stimulus, including to assist homeowners restructure and lower mortgage payments on qualifying loans.

Numerous other actions have been taken by the United States Congress, the Federal Reserve, the U.S. Treasury, the FDIC, the SEC and others to address the liquidity and credit crisis that has followed the sub-prime mortgage crisis that commenced in 2007, including the financial stability plan adopted by the U.S. Treasury. In addition, President Obama recently announced a financial regulatory reform proposal, and the House and Senate are expected to consider competing proposals over the coming years.

There can be no assurance that the financial stability plan proposed by the U.S. Treasury, the other proposals under consideration or any other legislative or regulatory initiatives will be effective at dealing with the ongoing economic crisis and improving economic conditions globally, nationally or in our markets, or that the measures adopted will not have adverse consequences. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, and market liquidity, and a continuation or worsening of current financial market and economic conditions, could materially and adversely affect our business, results of operations, financial condition and the trading prices of our securities.

Negative developments in the financial industry and the credit markets may subject us to additional regulation.

As a result of ongoing challenges facing the United States economy, the potential exists for new laws and regulations regarding lending and funding practices and liquidity standards to be promulgated, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and may adversely impact our financial performance.

Changes in future rules applicable to TARP recipients could adversely affect our business, results of operations and financial condition.

On February 27, 2009, we issued $56.0 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, or the Series A Preferred Stock, to the U.S. Treasury pursuant to the TARP Capital Purchase Program. The rules and policies applicable to recipients of capital under the TARP Capital Purchase Program continue to evolve and their scope, timing and effect cannot be predicted. Any redemption of the securities sold to the U.S. Treasury to avoid these restrictions would require prior Federal Reserve and U.S. Treasury approval. Based on guidelines recently issued by the Federal Reserve, institutions seeking to redeem TARP Capital Purchase Program preferred stock must demonstrate an ability to access the long-term debt markets without reliance on the FDIC’s TLG, successfully demonstrate access to public equity markets and meet a number of additional requirements and considerations before such institutions can redeem any securities sold to the U.S. Treasury.

Our ability to attract and retain management and key personnel may affect future growth and earnings, and the recent economic stimulus legislation imposes new compensation restrictions that could adversely affect our ability to do so.

Much of our success and growth has been influenced strongly by our ability to attract and retain management experienced in banking and financial services and familiar with the communities in our market areas. Our ability to retain the executive officers, management teams, branch managers and loan officers of our bank subsidiary will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, results of operations and financial condition.

The American Recovery and Reinvestment Act of 2009 that was signed into law in February 2009 includes extensive new restrictions on our ability to pay retention awards, bonuses and other incentive compensation during the period in which we have any outstanding securities held by the U.S. Treasury that were issued under the TARP Capital Purchase Program. Many of the restrictions may not be limited to our senior executives and could cover other employees whose contributions to revenue and performance can be significant. The limitations may adversely affect our ability to recruit and retain these key employees in addition to our senior executive officers, especially if we are competing for talent against institutions that are not subject to the same restrictions. The Federal Reserve, and perhaps the FDIC, are contemplating proposed rules governing the compensation practices of financial institutions and these rules, if adopted, may make it more difficult to attract and retain the people we need to operate our businesses and limit our ability to promote our objectives through our compensation and incentive programs.

We have a continuing need for technological change and we may not have the resources to effectively implement new technology.

The financial services industry is constantly undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, we cannot provide assurances that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

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

We maintain a system of internal controls and insurance coverage to mitigate operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to a higher consolidated effective tax rate if there is a change in tax laws or if LCB Funding, Inc. fails to qualify as a real estate investment trust.

The Bank holds certain investment securities in its wholly-owned subsidiary LCB Investments II, Inc., which is incorporated in Nevada. Pursuant to the State of Indiana’s current tax laws and regulations, we are not subject to Indiana income tax for income earned through that subsidiary. If there are changes in tax laws or interpretations thereof requiring us to pay state taxes for income generated by LCB Investments II, Inc., the resulting tax consequences could increase our effective tax rate or cause us to have a tax liability for prior years.

The Bank also holds certain commercial real estate loans, residential real estate loans and other loans in a real estate investment trust through LCB Investments II, Inc. Qualification as a real estate investment trust involves application of specific provisions of the Internal Revenue Code relating to various asset tests. If LCB Funding, Inc. fails to meet any of the required provisions for real estate investment trusts, or there are changes in tax laws or interpretations thereof, it could no longer qualify as a real estate investment trust and the resulting tax consequences would increase our effective tax rate or cause us to have a tax liability for prior years.

ITEM 1b. UNRESOLVED STAFF COMMENTS

We have no unresolved SEC staff comments.

ITEM 2. PROPERTIES

The Company conducts its operations from the following branch locations:

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

The Company leases from third parties the real estate and buildings for its Milford and Winona Lake East offices. In addition, the Company leases the real estate for its four freestanding ATMs. The Company also leases from a third party office space in Indianapolis, Indiana, for a loan production office. All the other branch facilities are owned by the Company. The Company also owns parking lots in downtown Warsaw for the use and convenience of Company employees and customers, as well as leasehold improvements, equipment, furniture and fixtures necessary to operate the banking facilities.

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

ITEM 4. RESERVED
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
2009

Trading prices (per share)*
Low	$16.35	$17.80	$17.10	$14.14
High	$22.24	$22.49	$21.04	$23.87

Dividends declared (per share)	$0.155	$0.155	$0.155	$0.155

2008

Trading prices (per share)*
Low	$14.93	$18.52	$19.00	$16.87
High	$24.10	$30.09	$25.00	$23.97

Dividends declared (per share)	$0.155	$0.155	$0.155	$0.140

*  The trading ranges are the high and low prices as obtained from The Nasdaq Stock Market.

The common stock of the Company began being quoted on The Nasdaq Stock Market under the symbol LKFN in August, 1997. Currently, the Company’s common stock is listed for trading on the Nasdaq Global Select market. On December 31, 2009, the Company had approximately 436 shareholders of record and estimates that it has approximately 2,300 shareholders in total.

The Company paid dividends as set forth in the table above. The Company’s ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay. In addition, as a result of the Company's participation in the TARP Capital Purchase Program, the Company may not increase the quarterly dividends it pays on the Company's common stock above $0.155 per share for three years, without the consent of Treasury, unless Treasury no longer holds shares of the Series A Preferred Stock. See “Business – Supervision and Regulation – The Company – Dividend Payments” and “Business - Supervision and Regulation – The Bank – Dividend Payments” for a more detailed description of these limitations.

The following table provides information about purchases by the Company and its affiliates during the quarter ended December 31, 2009 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

10/01/09-10/31/09	0	$0.00	0	$0.00
11/01/09-11/30/09	772	20.12	0	0.00
12/01/09-12/31/09	0	0.00	0	0.00

Total	772	$20.12	0	$0.00

The shares purchased during the periods were credited to the deferred share accounts of seven nonemployee directors under the Company’s directors’ deferred compensation plan.

STOCK PRICE PERFORMANCE GRAPH

The graph below compares the cumulative total return of the Company, the Nasdaq Market Index and a peer group index.

Total Return Performance
160
140
120
100
80
60
40
20
Index Value
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
Lakeland Financial Corporation
NASDAQ Market Index
Peer Group Index

INDEX	2004	2005	2006	2007	2008	2009
Lakeland Financial Corporation	$100.00	$104.08	$134.46	$112.75	$132.28	$98.80
NASDAQ Market Index	100.00	101.37	111.03	121.92	72.49	104.31
Peer Group Index	100.00	100.58	114.89	83.98	64.15	45.63

* Assumes $100 invested on December 31, 2004 and dividends were reinvested.

The peer group index is comprised of all financial institution holding companies in the United States with total assets as of December 31, 2009 between $1.0 billion and $3.0 billion dollars whose equity securities were traded on an exchange or national quotation service.

Lakeland Financial Peer Group
9/30/2009

Company	Institution Key	Ticker	State	Assets
Alliance Financial Corporation	100700	ALNC	NY	1,456,276
AmericanWest Bancorporation	100865	AWBC	WA	1,763,431
Ameris Bancorp	100594	ABCB	GA	2,207,475
Arrow Financial Corporation	100134	AROW	NY	1,836,283
Atlantic Southern Financial Group, Inc.	4093166	ASFN	GA	1,083,677
Bancorp Rhode Island, Inc.	4054977	BARI	RI	1,569,880
Bancorp, Inc.	4054569	TBBK	DE	2,041,034
BancTrust Financial Group, Inc.	100351	BTFG	AL	2,036,069
Bank of Florida Corporation	4047172	BOFL	FL	1,488,008
Bank of Granite Corporation	100304	GRAN	NC	1,009,669
Bank of Kentucky Financial Corporation	1024571	BKYF	KY	1,391,669
Bank of Marin Bancorp	4164467	BMRC	CA	1,126,529
Bank of the Ozarks, Inc.	1018441	OZRK	AR	2,889,686
Bar Harbor Bankshares	100824	BHB	ME	1,060,707
BNC Bancorp	4086131	BNCN	NC	1,704,645
Bryn Mawr Bank Corporation	100154	BMTC	PA	1,195,525
Cadence Financial Corporation	1018635	CADE	MS	1,767,699
Camden National Corporation	101149	CAC	ME	2,272,746
Capital Bank Corporation	4042314	CBKN	NC	1,734,950
Capital City Bank Group, Inc.	100774	CCBG	FL	2,491,937
Cardinal Financial Corporation	4019138	CFNL	VA	1,893,403
Cascade Bancorp	100589	CACB	OR	2,272,047
Cascade Financial Corporation	102173	CASB	WA	1,646,987
Cass Information Systems, Inc.	100886	CASS	MO	1,033,395
Center Bancorp, Inc.	100687	CNBC	NJ	1,349,516
Center Financial Corporation	4084856	CLFC	CA	2,201,842
CenterState Banks, Inc.	4053925	CSFL	FL	1,783,823
Centrue Financial Corporation	1021347	TRUE	MO	1,338,474
Century Bancorp, Inc.	100209	CNBKA	MA	2,051,247
Citizens & Northern Corporation	100693	CZNC	PA	1,283,378
City Bank	1009626	CTBK	WA	1,219,356
City Holding Company	100199	CHCO	WV	2,596,236
CNB Financial Corporation	100790	CCNE	PA	1,090,300
CoBiz Financial Inc.	1017371	COBZ	CO	2,537,665
Colony Bankcorp, Inc.	100882	CBAN	GA	1,290,891
Columbia Bancorp	1025077	CBBO	OR	1,057,717
Commonwealth Bankshares, Inc.	100912	CWBS	VA	1,145,184
Community Bankers Trust Corporation	4100717	BTC	VA	1,239,138
Crescent Banking Company	100005	CSNT	GA	1,030,472
Crescent Financial Corporation	4066238	CRFN	NC	1,063,703
Dearborn Bancorp, Inc.	1024255	DEAR	MI	1,042,337
Eagle Bancorp, Inc.	4002078	EGBN	MD	1,682,773
Eastern Virginia Bankshares, Inc.	1974273	EVBS	VA	1,105,727
Encore Bancshares, Inc.	4057668	EBTX	TX	1,600,720
Enterprise Bancorp, Inc.	1025202	EBTC	MA	1,287,427
Enterprise Financial Services Corp	1024631	EFSC	MO	2,518,625
EuroBancshares, Inc.	4086027	EUBK	PR	2,806,909
Farmers Capital Bank Corporation	100257	FFKT	KY	2,273,259

Fidelity Southern Corporation	100845	LION	GA	1,912,394
Financial Institutions, Inc.	1016825	FISI	NY	2,138,205
First Bancorp, Inc.	1019988	FNLC	ME	1,331,842
First Business Financial Services, Inc.	1021886	FBIZ	WI	1,073,653
First California Financial Group, Inc.	100349	FCAL	CA	1,469,628
First Chester County Corporation	100793	FCEC	PA	1,306,681
First Citizens Banc Corp	100876	FCZA	OH	1,103,720
First Community Bancshares, Inc.	100792	FCBC	VA	2,298,341
First Financial Corporation	100502	THFF	IN	2,500,913
First Financial Service Corporation	101772	FFKY	KY	1,107,566
First M&F Corporation	1018386	FMFC	MS	1,676,469
First Mariner Bancorp	1024706	FMAR	MD	1,410,427
First of Long Island Corporation	100265	FLIC	NY	1,507,614
First Regional Bancorp	100282	FRGB	CA	2,175,019
First Security Group, Inc.	4050826	FSGI	TN	1,202,908
First State Bancorporation	100565	FSNM	NM	2,886,347
First United Corporation	100525	FUNC	MD	1,681,749
Firstbank Corporation	100768	FBMI	MI	1,429,810
FNB United Corp.	100805	FNBN	NC	2,193,906
German American Bancorp, Inc.	100551	GABC	IN	1,233,815
Great Florida Bank	4091674	GFLB	FL	1,716,557
Green Bankshares, Inc.	1019938	GRNB	TN	2,794,217
Guaranty Bancorp	4093621	GBNK	CO	2,057,378
Hampton Roads Bankshares, Inc.	4066242	HMPR	VA	2,938,994
Hawthorn Bancshares, Inc.	1023919	HWBK	MO	1,240,228
Heritage Commerce Corp	4019167	HTBK	CA	1,367,610
Heritage Financial Corporation	1024198	HFWA	WA	1,017,956
Home BancShares, Inc.	1022914	HOMB	AR	2,631,736
Horizon Bancorp	100750	HBNC	IN	1,321,224
Horizon Financial Corp.	1024822	HRZB	WA	1,300,100
Hudson Valley Holding Corp.	1016867	HUVL	NY	2,578,790
Independent Bank Corporation	100319	IBCP	MI	2,962,028
Indiana Community Bancorp	101857	INCB	IN	1,052,998
Intervest Bancshares Corporation	1023951	IBCA	NY	2,382,170
Lakeland Bancorp, Inc.	1022451	LBAI	NJ	2,769,463
Lakeland Financial Corporation	100608	LKFN	IN	2,469,882
LNB Bancorp, Inc.	100612	LNBB	OH	1,181,179
Macatawa Bank Corporation	4004314	MCBC	MI	1,981,772
MainSource Financial Group, Inc.	100513	MSFG	IN	2,934,326
MBT Financial Corp.	4056273	MBTF	MI	1,442,512
Mercantile Bancorp, Inc.	1018583	MBR	IL	1,685,805
Mercantile Bank Corporation	113567	MBWM	MI	2,017,350
Merchants Bancshares, Inc.	100353	MBVT	VT	1,405,994
Metro Bancorp, Inc.	4048256	METR	PA	2,086,495
MetroCorp Bancshares, Inc.	4039909	MCBI	TX	1,629,732
MidWestOne Financial Group, Inc.	1021746	MOFG	IA	1,529,676
NewBridge Bancorp	100346	NBBC	NC	2,009,544
Old Second Bancorp, Inc.	100625	OSBC	IL	2,699,094
Orrstown Financial Services, Inc.	100631	ORRF	PA	1,159,996
PAB Bankshares, Inc.	106981	PABK	GA	1,251,219
Pacific Continental Corporation	4049245	PCBK	OR	1,150,508
Pacific Mercantile Bancorp	4055039	PMBC	CA	1,110,533
Peapack-Gladstone Financial Corporation	1137117	PGC	NJ	1,487,679
Peoples Bancorp Inc.	100532	PEBO	OH	2,004,754
Peoples Bancorp of North Carolina, Inc.	4050385	PEBK	NC	1,041,231
Porter Bancorp, Inc.	1022071	PBIB	KY	1,728,762

Preferred Bank	1023519	PFBC	CA	1,411,817
PremierWest Bancorp	4054224	PRWT	OR	1,715,550
Princeton National Bancorp, Inc.	100504	PNBC	IL	1,287,059
QCR Holdings, Inc.	1024092	QCRH	IL	1,749,304
Royal Bancshares of Pennsylvania, Inc.	100416	RBPAA	PA	1,361,810
S.Y. Bancorp, Inc.	100548	SYBT	KY	1,763,533
Savannah Bancorp, Inc.	100844	SAVB	GA	1,041,358
SCBT Financial Corporation	1019950	SCBT	SC	2,776,684
Seacoast Banking Corporation of Florida	100425	SBCF	FL	2,139,915
Shore Bancshares, Inc.	1027751	SHBI	MD	1,157,685
Sierra Bancorp	4064269	BSRR	CA	1,307,049
Simmons First National Corporation	100431	SFNC	AR	2,915,437
Smithtown Bancorp, Inc.	100654	SMTB	NY	2,670,257
Southern Community Financial Corporation	4072468	SCMF	NC	1,725,341
Southside Bancshares, Inc.	1021743	SBSI	TX	2,941,563
State Bancorp, Inc.	100446	STBC	NY	1,596,464
StellarOne Corporation	1032007	STEL	VA	2,982,264
Sterling Bancorp	100450	STL	NY	2,136,805
Suffolk Bancorp	100453	SUBK	NY	1,671,816
Summit Financial Group, Inc.	1021909	SMMF	WV	1,577,793
Tennessee Commerce Bancorp, Inc.	4056797	TNCC	TN	1,335,751
TIB Financial Corp.	108287	TIBB	FL	1,717,622
Tower Bancorp, Inc.	100663	TOBC	PA	1,378,936
TriCo Bancshares	100546	TCBK	CA	2,095,666
Union Bankshares Corporation	100575	UBSH	VA	2,583,284
Univest Corporation of Pennsylvania	100671	UVSP	PA	2,117,849
Virginia Commerce Bancorp, Inc.	4053565	VCBI	VA	2,734,112
VIST Financial Corp.	100598	VIST	PA	1,276,395
Wainwright Bank & Trust Company	100490	WAIN	MA	1,009,883
Washington Trust Bancorp, Inc.	100491	WASH	RI	2,888,065
West Bancorporation, Inc.	1021570	WTBA	IA	1,499,611
West Coast Bancorp	100183	WCBO	OR	2,653,357
Yadkin Valley Financial Corporation	4140013	YAVY	NC	2,051,672

ITEM 6. SELECTED FINANCIAL DATA

	2009	2008	2007	2006	2005
	(in thousands except share and per share data)

Interest income	$116,343	$118,484	$117,973	$105,551	$80,616

Interest expense	36,062	55,216	63,417	53,224	30,353

Net interest income	80,281	63,268	54,556	52,327	50,263

Provision for loan losses	21,202	10,207	4,298	2,644	2,480

Net interest income after provision
for loan losses	59,079	53,061	50,258	49,683	47,783
Other noninterest income	20,547	22,236	19,844	18,668	16,771
Gain on sale of credit card portfolio	0	0	0	0	863
Gain on redemption of Visa shares	0	642	0	0	0
Mortgage banking income	1,695	411	309	194	521
Net securities gains (losses)	2	39	89	(68)	(69)
Noninterest expense	(53,475)	(47,481)	(42,923)	(40,242)	(38,432)

Income before income tax expense	27,848	28,908	27,577	28,235	27,437

Income tax expense	8,869	9,207	8,366	9,514	9,479

Net income	18,979	19,701	19,211	18,721	17,958

Dividends and accretion of discount on
preferred stock	2,694	0	0	0	0

Net income available to common shareholders	$16,285	$19,701	$19,211	$18,721	$17,958

Basic weighted average common shares
outstanding*	12,851,845	12,271,927	12,188,594	12,069,300	11,927,756

Basic earnings per common share*	$1.27	$1.61	$1.58	$1.55	$1.51

Diluted weighted average common shares
outstanding*	12,952,444	12,459,802	12,424,137	12,375,467	12,289,466

Diluted earnings per common share*	$1.26	$1.58	$1.55	$1.51	$1.46

Cash dividends declared*	$0.62	$0.61	$0.55	$0.38	$0.46
* Share and per share data have been adjusted for a 2-for-1 stock split on April 28, 2006.

ITEM 6. SELECTED FINANCIAL DATA (continued)

	2009	2008	2007	2006	2005
	(in thousands)
Balances at December 31,

Total assets	$2,571,505	$2,377,445	$1,989,133	$1,836,706	$1,634,613

Total loans	$2,012,010	$1,833,334	$1,523,720	$1,353,837	$1,198,730

Total deposits	$1,851,125	$1,885,299	$1,478,918	$1,475,765	$1,266,245

Total short-term borrowings	$354,051	$202,609	$316,165	$187,484	$211,542

Long-term borrowings	$40,042	$90,043	$44	$45	$46

Subordinated debentures	$30,928	$30,928	$30,928	$30,928	$30,928

Total stockholders' equity	$279,994	$149,880	$146,270	$130,187	$113,334

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in twelve counties in northern Indiana and a loan production office in Indianapolis, Indiana. The Company earned $19.0 million for the year 2009 versus $19.7 million for 2008, a decrease of 3.7%. The decrease was driven primarily by an $11.0 million increase in the provision for loan losses, a $6.0 million increase in noninterest expense and a $1.1 million decrease in noninterest income. Offsetting these negative impacts was a $17.0 million increase in net interest income. The Company earned $19.7 million for the year 2008 versus $19.2 million for 2007, an increase of 2.6%. The increase was driven primarily by an $8.7 million increase in net interest income and a $3.1 million increase in noninterest income. Offsetting these positive impacts was a $5.9 million increase in the provision for loan losses and a $4.6 million increase in noninterest expense.

Basic earnings per share for the year 2009 was $1.27 per share versus $1.61 per share for 2008 and $1.58 for 2007. Diluted earnings per share for the year ended 2009 was $1.26 per share versus $1.58 per share for the year ended 2008 and $1.55 for the year ended 2007. Diluted earnings per share reflect the potential dilutive impact of warrants and stock awards granted under employee equity incentive plans. Basic and diluted earnings per share for 2009 were also impacted by the Company’s issuance of 3.6 million common shares during the year and the Company’s participation in the TARP Capital Purchase Program.

The Company’s total assets were $2.572 billion as of December 31, 2009 versus $2.377 billion as of December 31, 2008, an increase of $194.1 million or 8.2%. This increase was primarily due to a $166.5 million increase in commercial loans from $1.533 billion at December 31, 2008 to $1.700 billion at December 31, 2009.

RESULTS OF OPERATIONS

2009 versus 2008

The Company reported net income of $19.0 million in 2009, a decrease of $722,000, or 3.7%, versus net income of $19.7 million in 2008. Net interest income increased $17.0 million, or 26.9%, to $80.3 million versus $63.3 million in 2008. Net interest income increased primarily due to the expansion of the net interest margin from 3.14% in 2008 to 3.51% in 2009 resulting from a large decrease in interest expense that offset an increase in interest income. In addition, increases in average earning assets contributed to the increase in net interest income. Particularly a 10.9% increase in commercial loans reflecting our continued strategic focus on commercial lending as a key driver of the business, contributed to the increase.

               Interest income decreased $2.1 million, or 1.8%, from $118.5 million in 2008 to $116.3 million in 2009. The decrease was driven primarily by decreases in the yield on average earning assets. Interest expense decreased $19.2 million, or 34.7%, from $55.2 million in 2008 to $36.1 million in 2009. The decrease was primarily the result of a 113 basis point decrease in the Company’s daily cost of funds over the year due to a decrease in market rates over the same time period. The Company’s net interest margin increased to 3.51% in 2009 versus 3.14% in 2008, primarily due to declines in the Company’s daily cost of funds. Average earning assets increased by $277.5 million from $2.0 billion in 2008 to $2.3 billion in 2009. As previously stated, an increase in commercial loans accounted for most of the increase. Additionally, most of the loan growth was attributed to significant growth in five counties: St. Joseph, Kosciusko, Allen, Hamilton and Elkhart and with balanced growth in the Bank’s other regions. The capital from the common stock offering and particularly the capital received from the TARP Capital Purchase Program were used to fund the loan growth during 2009. In addition, deposits increased to fund the loan growth, driven primarily by increases of $110.6 million in average certificates of deposit of $100,000 or more, $77.5 million in interest bearing transaction accounts and $29.7 million in other certificates of deposit. The increase in interest bearing transaction accounts was driven primarily by the addition of a new product, which pays a higher interest rate on balances up to a maximum balance amount when certain conditions are met during each interest cycle. Management believes that the growth in the loan portfolio will likely continue in a measured, but prudent, fashion as a result of our strategic focus on commercial lending and in conjunction with the general expansion and penetration of the geographical markets the Company serves, as well as our expansion in the Indianapolis market and the continued progress that we are making in that relatively new market.

Interest income was also affected by an increase in nonaccrual loans. Nonaccrual loans were $30.5 million, or 1.52% of total loans, at year end versus $20.8 million, or 1.14% of total loans, at the end of 2008. There were 31 relationships totaling $31.8 million classified as impaired as of December 31, 2009 versus 22 relationships totaling $20.3 million at the end of 2008. The increase in nonaccrual loans resulted primarily from the addition of three commercial relationships totaling $10.6 million. The increase in impaired loans resulted from the three commercial relationships mentioned previously, as well as one other commercial relationship of $2.1 million. Net charge-offs were $8.0 million in 2009 versus $7.1 million in 2008, representing 0.42% and 0.43% of average daily loans in 2009 and 2008. Total nonperforming loans were $30.7 million, or 1.53% of total loans, at year end 2009 versus $21.3 million, or 1.16% of total loans, at the end of 2008.

The provision for loan loss expense was $21.2 million in 2009, resulting in an allowance for loan losses at December 31, 2009 of $32.1 million, which represented 1.59% of the loan portfolio, versus a provision for loan loss expense of $10.2 million in 2008 and an allowance for loan losses of $18.9 million at the end of 2008, or 1.03% of the loan portfolio. The higher provision in 2009 versus 2008 was attributable to a number of factors, but was primarily a result of an increase in net charge-offs, general growth in the loan portfolio, as well as higher allocations on specific watch list credits. The level of loan loss provision was also influenced by other factors related to the growth in the loan portfolio, such as the continued emerging market risk, the continued emerging concentration risk, commercial loan focus and large credit concentration, new industry lending activity, general economic conditions and historical loss percentages. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest income was $22.2 million in 2009 versus $23.3 million in 2008, a decrease of $1.1 million, or 4.7%. The 2009 decrease was driven in a large part, by a change related to the processing of merchant credit card activities. Prior to the third quarter of 2009, transaction driven revenue and expenses related to this category were reported on a gross basis in merchant card fee income in noninterest income and credit card interchange fees in noninterest expense. Beginning in the second quarter of 2009, the Company began converting clients to a new third party processor for this activity. As a result, only net revenues with the new processor are being recognized in merchant card fee income in noninterest income. This change was driven by the structure of the agreement with the third party processor, and not due to any change in the Company’s accounting policies. Service charges on deposit accounts decreased $358,000, or 4.2%, also affecting noninterest income. The decrease was due primarily to decreases in retail NSF and overdraft fees as we believe retail customers have been spending less because of the general economic environment. Mortgage banking income increased by $1.3 million, or 312.4%, offsetting some of the decreases in noninterest income. The increase was driven by lower mortgage interest rates, which has led to increased loan refinance volumes as well as a larger pipeline of mortgage loan applications. Loan, insurance and service fees also increased $354,000, or 11.1%, driven by higher fee income on increased debit card activity generated by requirements under a rewards checking program. Additionally, noninterest income in 2008 was positively impacted due to a nonrecurring gain of $642,000 related to the VISA initial public offering and the redemption of some of the shares we owned in connection with the offering.

                Noninterest expense increased $6.0 million, or 12.6%, from $47.5 million in 2008 to $53.5 million in 2009. Other expense increased by $4.0 million, or 35.9%, driven by higher FDIC insurance premiums. FDIC premiums increased by $2.8 million in 2009 versus 2008. We expect our premiums to continue to increase as we increase our deposit base and as the FDIC continues to charge all insured institutions higher assessments due to the current troubled economy. Salaries and employee benefits increased by $2.3 million, or 9.0%. The increase was driven by staff additions primarily in revenue producing areas as well as normal salary increases, increased health insurance and performance-based incentive expense. Credit card interchange fees decreased due to the agreement with the third party processor which resulted in reporting revenues and expenses on a net basis.

As a result of these factors, income before income tax expense decreased $1.1 million, or 3.7%, from $28.9 million in 2008 to $27.8 million in 2009. Income tax expense was $8.9 million in 2009 versus $9.2 million in 2008. Income tax as a percentage of income before tax was 31.8% in both 2009 and 2008. Net income decreased $722,000, or 3.7%, to $19.0 million in 2009 versus $19.7 million in 2008. Basic earnings per share in 2009 was $1.27, a decrease of 21.1%, versus $1.61 in 2008. Earnings per share in 2009 were impacted by the Company’s issuance of an additional 3.6 million shares of common stock, as well as $2.7 million in dividends and accretion of discount on preferred stock related to the Company’s participation in the TARP Capital Purchase Program. The Company’s net income performance represented a 12.7% return on January 1, 2009, stockholders’ equity versus 13.5% in 2008. The net income performance resulted in a 0.78% return on average daily assets in 2009 versus 0.91% in 2008.

RESULTS OF OPERATIONS

2008 versus 2007

The Company reported record net income of $19.7 million in 2008, an increase of $490,000, or 2.6%, versus net income of $19.2 million in 2007. Net interest income increased $8.7 million, or 16.0%, to $63.3 million versus $54.6 million in 2007. Net interest income increased primarily due to increases in average earning assets, particularly a 22.4% increase in commercial loans as a result of our continued strategic focus on commercial lending as a key driver of the business. Interest income increased $511,000, or 0.4%, from $118.0 million in 2007 to $118.5 million in 2008. The increase was driven primarily by increases in average earning assets. Interest expense decreased $8.2 million, or 12.9%, from $63.4 million in 2007 to $55.2 million in 2008. The decrease was primarily the result of a 101 basis point decrease in the Company’s daily cost of funds over the year due to a decrease in market rates over the same time period. The Company had a net interest margin of 3.14% in 2008 versus 3.22% in 2007, primarily due to a decline in the prime rate from 7.25% to 3.25% during 2008, which was led by changes in the Fed Fund rate by the Federal Open Market Committee. Average earning assets increased by $318.5 million from $1.7 billion in 2007 to $2.0 billion in 2008. This increase was due primarily to loan growth led by significant growth in five counties: St. Joseph, Kosciusko, Allen, Hamilton and Elkhart and with balanced growth in the Bank’s other regions. Deposits increased to fund the loan growth during 2008, driven primarily by increases of $69.3 million in interest bearing transaction accounts, $37.3 million in average brokered deposit balances and $36.9 million in average other time deposit account balances. The increase in interest bearing transaction accounts was driven primarily by the addition of a new product, which paid a higher interest rate on balances up to a maximum balance amount when certain conditions were met during each interest cycle. In addition, loan growth was funded by a $97.0 million increase in the average balance in Federal Home Loan Bank advances.

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

FINANCIAL CONDITION

As of December 31, 2009, the Company had 43 branches serving twelve counties in northern Indiana and one loan production office in Indianapolis. Since 1996, the Company has added seventeen new offices through acquisition and internal growth. The Company will consider future acquisition and expansion opportunities, including FDIC assisted transactions, with an emphasis on markets that it believes would be receptive to its business philosophy of client-focused, independent banking, as well as increased penetration in existing markets where opportunities for market share growth exist.

Total assets of the Company were $2.572 billion as of December 31, 2009, an increase of $194.1 million, or 8.2%, when compared to $2.377 billion as of December 31, 2008. Total cash and cash equivalents decreased by $8.0 million, or 12.5%, to $56.0 million at December 31, 2009 from $64.0 million at December 31, 2008.

Total securities available for sale increased by $23.0 million, or 5.9%, to $410.0 million at December 31, 2009 from $387.0 million at December 31, 2008. The portfolio contained mostly collateralized mortgage obligations and other securities which were either directly or indirectly backed by the federal government or a local municipal government and collateralized mortgage obligations rated AAA by S&P or Aaa by Moody’s at the time of purchase. As of December 31, 2009, the Company had $72.5 million of collateralized mortgage obligations which were not issued by the federal government or government sponsored agencies, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. The investment portfolio did not contain any corporate debt instruments or trust preferred instruments as of December 31, 2009. The increase in securities available for sale was a result of a number of activities in the securities portfolio. Paydowns from prepayments of $98.1 million were received, and the amortization of premiums, net of the accretion of discounts, was $546,000. Maturities and calls of securities totaled $16.9 million. These portfolio decreases were offset by securities purchases totaling $129.2 million. The fair value of the securities increased $9.6 million due to higher market values for securities which were backed directly or indirectly by the federal government. The investment portfolio is managed to provide for an appropriate balance between credit risk and investment return and to limit the Company’s exposure to risk to an acceptable level.

Six of the 24 private label collateralized mortgage obligations in the investment portfolio were still rated AAA/Aaa as of December 31, 2009, but eighteen had been downgraded by S&P, Fitch and/or Moody’s, including sixteen which were ranked below investment grade by one or more rating agencies. The Company independently, analyzed valuations for these securities that include projections of future performance in the underlying collateral using various scenarios and prepayment assumptions. The Company used Bloomberg analytics and other third party assistance in preparing this analysis. Based on the analyses as of December 31, 2009, the Company realized

$225,000 in other than temporary impairment, equal to expected credit losses, on three of the 24 private label collateralized mortgage obligations.

Real estate mortgages held for sale increased by $1.1 million, or 279.3%, to $1.5 million at December 31, 2009 from $401,000 at December 31, 2008. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells to third parties almost all of the mortgage loans it originates. During 2009, $121.9 million in real estate mortgages were originated for sale and $119.9 million in mortgages were sold, compared to $41.0 million and $40.8 million in 2008.

Total loans, excluding real estate mortgages held for sale, increased by $178.7 million, or 9.8%, to $2.012 billion at December 31, 2009 from $1.833 billion at December 31, 2008. The mix of loan types within the Company’s portfolio continued a trend toward a higher percentage of the total loan portfolio being in commercial loans. This general increase in commercial loans was a result of the Company’s long standing strategic focus toward emphasizing origination of commercial loans. The portfolio breakdown at year end 2009 and 2008 reflected 84% commercial and industrial and agri-business, 13% residential real estate and home equity and 3% consumer loans.

At December 31, 2009, the allowance for loan losses was $32.1 million, or 1.59% of total loans outstanding, versus $18.9 million, or 1.03% of total loans outstanding at December 31, 2008. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the following considerations.

The Company has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses from a wide variety of industries. Commercial loans represent higher dollar loans to fewer customers and therefore higher credit risk than other types of loans. Pricing is adjusted to manage the higher credit risk associated with these types of loans. The majority of fixed-rate mortgage loans, which represent increased interest rate risk, are sold in the secondary market, as well as some variable rate mortgage loans. The remainder of the variable rate mortgage loans and a small number of fixed-rate mortgage loans are retained. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not stabilize or improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors:  application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss, but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Assets classified as substandard or doubtful require the institution to establish specific allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At December 31, 2009, on the basis of management’s review of the loan portfolio, the Company had loans totaling $178.0 million on the classified loan list versus $98.8 million on December 31, 2008. As of December 31, 2009, the Company had $75.0 million of assets classified special mention, $100.6 million classified as substandard, $369,000 classified as doubtful and $0 classified as loss as compared to $47.2 million, $46.2 million, $5.4 million and $0 at December 31, 2008. In addition, at December 31, 2009 the Company had two relationships accounted for as troubled debt restructurings – a $176,000 mortgage loan with an allocation of $35,000 and a $6.3 million commercial credit with an allocation of $2.5 million. The Company has no commitments to lend additional funds to either of the borrowers. There were no troubled debt restructurings at December 31, 2008.

Allowance estimates are developed by management taking into account actual loss experience, adjusted for current economic conditions. The Company discusses this methodology with regulatory authorities to ensure compliance. Allowance estimates are considered a prudent measurement of the risk in the Company’s loan portfolio and are applied to individual loans based on loan type. In accordance with current accounting guidance, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. For a more thorough discussion of the allowance for loan losses methodology see the Critical Accounting Policies section of this Item 6.

The allowance for loan losses increased 70.1% or $13.2 million, from $18.9 million December 31, 2008 to $32.1 million at December 31, 2009. Pooled loan allocations increased $3.2 million from $7.0 million at December 31, 2008 to $10.2 million at December 31, 2009, which was a result of an increase in pooled loan balances of $101.3 million year over year and an increase in loan allocations due to increased historical charge-offs and the current economic environment. Specific loan allocations increased $8.8 million from $10.4 million at December 31, 2008 to $19.2 million at December 31, 2009. This increase was primarily due to the higher classified loan balance. The unallocated component of the allowance for loan losses increased from $1.4 million at December 31, 2008 to $2.7 million at December 31, 2009 primarily due to the uncertainty in the current economic conditions.

The Company has experienced growth in total loans over the last three years of $658.2 million, or 48.6%. The concentration of this loan growth was in the commercial loan portfolio while the percentage of commercial loans to all loans has remained relatively constant at 84%, 84% and 82% of the total loan portfolio at December 31, 2009, 2008 and 2007. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and geography. Management has historically considered growth and portfolio composition when determining loan loss allocations. Management believes that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.

As a result of the methodology in determining the adequacy of the allowance for loan losses, the provision for loan losses was $21.2 million in 2009 versus $10.2 million in 2008. At December 31, 2009, total nonperforming loans increased by $9.4 million to $30.7 million from $21.3 million at December 31, 2008. Loans delinquent 90 days or more that were included in the accompanying financial statements as accruing totaled $190,000 versus $478,000 at December 31, 2008. For December 31, 2009 and 2008, $29.7 million and $20.3 million of impaired loans were also included in the total for nonaccrual loans. Total impaired loans increased by $11.5 million to $31.8 million at December 31, 2009 from $20.3 million at December 31, 2008. The increase in nonaccrual loans resulted primarily from the addition of three commercial relationships totaling $10.6 million. As discussed earlier. The increase in impaired loans resulted primarily from the three commercial relationships mentioned previously, as well as one other commercial relationship of $2.1 million. The Company allocated $6.7 million and $3.2 million of the allowance for loan losses to the impaired loans in 2009 and 2008. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

The allowance for loan loss to total loans percentage was 1.59% in 2009 and 1.03% in 2008. The Company’s total nonperforming loans were 1.53% of total loans at year end 2009 versus 1.16% of total loans at the end of 2008. However, the Company’s overall asset quality position can be influenced by a small number of credits due to the focus on commercial lending activity.

Management does not foresee a rapid recovery from the current distressed economic conditions in the Company’s markets as certain industries, including residential and commercial real estate development, recreational vehicle and mobile home manufacturing and other regional industries continue to experience general slow-downs and shrinkage from their levels a few years ago. The Company’s continued growth strategy promotes diversification among industries as well as continued focus on enforcement of a strong credit environment and an aggressive position in loan work-out situations. While the Company believes that the impact of these industry-specific issues will be somewhat mitigated by its overall expansion strategy, the economic recession impacting its entire geographic footprint will continue to present challenges.

Total deposits decreased by $34.2 million, or 1.8%, to $1.851 billion at December 31, 2009 from $1.885 billion at December 31, 2008. The decrease resulted from decreases of $185.1 million in brokered deposits, $75.3 million in public fund certificates of deposit, $19.9 million in other certificates of deposit and $7.2 million in interest bearing transaction accounts. These decreases were offset by increases of $104.5 million in certificates of deposit of $100,000 and over, $45.2 million in money market accounts, $44.3 million in CDARS certificates of deposit, $30.6 million in savings deposits and $28.7 million in demand deposits. Growth in savings and retail transaction accounts was driven by an existing rewards checking product and the introduction of a rewards savings product. Management intends to continue to promote these as premier banking products and expects growth to continue in these products.

Total short-term borrowings increased by $151.4 million, or 74.8%, to $354.1 million at December 31, 2009 from $202.6 million at December 31, 2008. The increase resulted primarily from $85.0 million in borrowings under the Federal Reserve Bank’s Term Auction Facility and an $85 million increase in short-term borrowings from the Federal Home Loan Bank of Indianapolis. The increases were offset by decreases in securities sold under agreements to repurchase of $10.7 million and $9.4 million in federal funds purchased.

The Company believes that a strong, appropriately managed capital position is critical to long-term earnings and expansion. Bank regulatory agencies exclude the market value adjustment created by current accounting guidance (AFS adjustment) from capital adequacy calculations. Excluding this adjustment from the calculation, the Company had a total risk-based capital ratio of 15.4% and a Tier I risk-based capital ratio of 14.1% as of December 31, 2009. These ratios met or exceeded the Federal Reserve’s “well-capitalized” minimums of 10.0% and 6.0%, respectively. To further strengthen the Company's capital position, the Company issued 3.6 million additional common shares resulting in net proceeds to the Company of $57.9 million in November 2009. In addition, on February 27, 2009, the Company participated in Treasury's TARP Capital Purchase Program. Pursuant to the program, the Company issued to Treasury 56,044 shares of the Series A Preferred Stock. The $56.0 million received by the Company in connection with this investment qualifies as Tier 1 regulatory capital for the Company. In conjunction with this issuance of preferred stock, the Company issued a warrant to purchase 396,538 shares of the Company's common stock. The warrant has subsequently been adjusted to 198,267 shares as a result of the successful common equity offering.

The ability to maintain these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders’ equity increased by 86.8% to $280.0 million as of December 31, 2009 from $149.9 million as of December 31, 2008. The increase in 2009 resulted from net income of $19.0 million, as well as the following factors:

•	cash dividends of $10.1 million,
•	a favorable change in the AFS adjustment for the market valuation on securities held for sale of $5.8 million, net of tax,
•	positive pension liability adjustment of $242,000, net of tax,
•	$12,000 for net treasury stock sold,
•	$796,000 related to stock option exercises,
•	$322,000 in stock compensation expense,
•	$89,000 in stock award exercise expense,
•	$53.8 million from the issuance of preferred stock, net of accretion, and
•	$57.9 million from the issuance of common stock.

Total stockholders’ equity increased by 2.5% to $150.0 million as of December 31, 2008 from $146.3 million as of December 31, 2007. The increase in 2008 resulted from net income of $19.7 million, as well as the following factors:

•	cash dividends of $7.4 million,
•	an unfavorable change in the AFS adjustment for the market valuation on securities held for sale of $10.4 million, net of tax,
•	negative pension liability adjustment of $629,000, net of tax,
•	$211,000 for the acquisition of treasury stock, and
•	$2.1 million related to stock option exercises.

The 2009 AFS adjustment was primarily related to a 222 basis point increase in the two to five year U.S. Treasury rates during 2009. Management has factored this into the determination of the size of the AFS portfolio to help ensure that stockholders’ equity will be adequate under various scenarios.

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

Commercial loans are subject to a dual standardized grading process administered by the credit administration and internal loan review functions. A credit grade is assigned to each commercial loan by both the commercial loan officer and the loan review department. These grade assignments are performed independent of each other and a loan may or may not be graded the same. The grade given by the loan review department is assigned in the Company’s loan system for individual credits. The need for specific allocation of the loan loss reserve is considered for individual credits when graded special mention, substandard, doubtful or loss. Other considerations with respect to specific allocations for individual credits include, but are not limited to, the following: (a) does the customer’s cash flow or net worth appear insufficient to repay the loan; (b) is there adequate collateral to repay the loan; (c) has the loan been criticized in a regulatory examination; (d) is the loan on non-accrual; (e) are there other reasons where the ultimate collectability of the loan is in question; or (f) are there unique loan characteristics require special monitoring. Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individual credit that we believe indicate the loan is impaired.

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

Mortgage Servicing Rights Valuation

The Company adopted the current accounting guidance on January 1, 2007, and for sales of mortgage loans beginning in 2007, mortgage servicing rights (MSRs) are initially recognized as assets for the full fair value of retained servicing rights on loans sold. Subsequent measurement uses the amortization method where all servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to type and interest rate. Fair value is determined based upon discounted cash flows using market-based assumptions.

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

The servicing assets had a fair value of $2.1 million at both December 31, 2009 and 2008. At December 31, 2009, key economic assumptions and the sensitivity of the current fair value of mortgage servicing rights to an immediate 10% and 20% adverse changes in those assumptions are as follows:

(dollars in thousands)
Fair value of mortgage servicing assets	$2,136
Constant prepayment speed (PSA)	299
Impact on fair value of 10% adverse change	$(112)
Impact on fair value of 20% adverse change	(216)
Discount rate	9.5%
Impact on fair value of 10% adverse change	$(53)

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

Valuation and Other Than Temporary Impairment of Investment Securities

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

At the end of each reporting period securities held in the investment portfolio are evaluated on an individual security level for other than temporary impairment in accordance with current accounting guidance. An impairment is other than temporary if the decline in the fair value of the security is below its amortized cost and it is probable that all amounts due according to the contractual terms of a debt security will not be received.

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

For the private label mortgage-backed securities, additional independent analysis is performed to determine if other-than-temporary impairment needs to be recorded for these securities. The independent analysis utilizes third party reports which include projections of the cash flows of the individual securities under several different scenarios based upon assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses. Based upon the initial review using the third party reports, securities may be identified for further analysis. If any are identified, management makes assumptions as to prepayment speeds, default rates, severity of losses and lag time until losses are actually recorded for each security based upon historical data for each security and other factors. Cash flows for each security using these assumptions are generated and the net present value is computed using an appropriate discount rate (the current accounting yield) for the individual security. The net present value is then compared to the book value of the security to determine if there is any other-than-temporary impairment that must be recorded.

If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security will be written down to the then-current fair value, and the unrealized loss will be transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of other than temporary impairment). In addition, discount accretion will be discontinued on any bond that meets one or both of the following: (1) the rating by S&P, Moody’s or Fitch decreases to below “A” and/or (2) the cash flow analysis on a security indicates under any scenario modeled by the third party there is a potential to not receive the full amount invested in the security.

Newly Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

In June 2009, the FASB amended guidance for consolidation of  variable interest entity guidance by  replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

In September 2009, the FASB issued guidance with respect to how entities calculate net asset value per share or “NAV” of investments considered “alternative investments”, such as hedge funds, private equity funds, or funds of funds. This guidance provides a practical expedient for measuring the fair value of investments in a limited number of entities that calculate NAV. This guidance provides enhanced disclosure requirements and is effective for a reporting entity’s first annual reporting period beginning after December 15, 2009. Early application is permitted in financial statements that have not yet been issued. The Company did not early adopt this guidance. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

In January 2010, the FASB amended existing guidance for fair value measurements and disclosures which requires disclosures for transfers in and out of Levels 1 and 2 fair value measurements and activity in Level 3 fair value measurements. The amendments in the guidance also clarify existing disclosures for level of disaggregation and disclosures about inputs and valuation techniques. The amendments in the guidance also include conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. The guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

No other new accounting standards have been issued that are not yet effective that are expected to have a significant impact on the Company’s financial condition or results of operations.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. Given current prepayment assumptions as of the filing date of this Form 10-K, the cash flow from the securities portfolio is expected to provide approximately $57.0 million of funding in 2010.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2009, the Company had $180.0 million in Federal Funds lines with correspondent banks and may borrow up to $300.0 million at the Federal Home Loan Bank of Indianapolis. The Company had all of its securities in the available for sale (AFS) portfolio at December 31, 2009. Therefore, the Company may sell securities to meet funding demands. Management believes that the securities in the AFS portfolio are of high quality and would therefore be marketable. Approximately 67% of this portfolio is comprised of Federal agency securities or mortgage-backed securities directly or indirectly backed by the Federal government. In addition, the Company has historically sold the majority of its originated mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.

As a result of the unprecedented activity in the financial markets during the third and fourth quarters of 2008 which continued throughout 2009, the Company has reviewed its liquidity plan and has taken several actions designed to provide for an appropriate funding strategy in this unsettled environment. These actions include: actively communicating with correspondent banks who provide federal fund lines to ensure availability of these funds; expanded use of brokered certificate of deposits, which have been readily available to the Company at competitive rates; allocation of collateral at the Federal Reserve Bank for borrowings under their programs; increased usage of FHLB advances at advantageous rates and an increased focus on attractive core deposit programs offered by the Company. The Company had available capacity at the Federal Reserve Bank of $279 million given current collateral structure and the terms of these facilities at December 31, 2009.

During 2009, cash and cash equivalents decreased $8.0 million from $64.0 million as of December 31, 2008 to $56.0 million as of December 31, 2009. The primary driver of this decrease was an increase in loan balances of $187.1 million, which is net of approximately $121.9 million of loans originated and sold in 2009. Other uses of funds included the purchase of securities of $129.2 million and a $50.0 million paydown of long-term borrowings. Sources of funds were proceeds from short-term borrowings of $151.4 million, proceeds from the sale of preferred stock of $56.0 million, proceeds from the sale of common stock of $57.9 million, proceeds from maturities, calls and principal paydowns of securities of $115.0 million and proceeds from loan sales of $122.0 million.

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

	Payments Due by Period
		One year			After 5
	Total	or less	1-3 years	4-5 years	years
			(in thousands)
Certificates of deposit	$288,768	$231,567	$52,039	$5,125	$37
Long-term debt	40,042	0	25,000	15,000	42
Operating leases	69	42	7	6	14
Subordinated debentures	30,928	0	0	0	30,928
Total contractual long-term cash
obligations	$359,807	$231,609	$77,046	$20,131	$31,021

	Amount of Commitment Expiration Per Period
	Total
	Amount	One year	Over one
	Committed	or less	year
		(in thousands)
Unused loan commitments	$864,634	$590,615	$274,019
Commercial letters of credit	1,200	1,200	0
Standby letters of credit	39,445	34,276	5,169
Total commitments and letters of credit	$905,279	$626,091	$279,188

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management (ALCO) and Securities

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk, does not own any significant derivative financial instruments and does not maintain a trading portfolio. The Board of Directors annually reviews and approves the ALCO policy used to manage interest rate risk. This policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. Given the Company’s mix of interest bearing liabilities and interest bearing assets on December 31, 2009, the net interest margin could be expected to decline in both a falling interest rate environment and in a rising rate environment. During 2009 the FOMC kept the target federal funds rate at a range of 0% to .25% and indicated they expect to keep the rate at that level for an extended period of time. Due to the low rate environment there was a reduction in the Company’s yield on earning assets of .78%. This decrease in the yield on earning assets was offset by a decrease in the rates paid on deposit accounts and purchased funds. The rate paid on deposit accounts and purchased funds decreased 1.28% for 2009. The combined result of the decreases in the yield on earning assets and in the rates paid on deposits and purchased funds was an increase in the net margin from 3.14% for 2008 to 3.51% for 2009. Future changes in the net interest margin will be dependent upon multiple factors including further actions by the FOMC during 2010 in response to economic conditions, competitive pressures in the various markets served, and changes in the structure of the balance sheet as a result of changes in customer demands for products and services.

The Company utilizes a computer modeling software to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves, as well as other factors. The ALCO committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. Although management does not consider GAP ratios in this planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company’s cumulative repricing GAP ratio as of December 31, 2009 for the next 12 months using a rates unchanged scenario was a negative 16.62% of earning assets.

The Company’s investment portfolio consists of U.S. Treasury securities, agencies, mortgage-backed securities and municipal bonds. During 2009, purchases in the securities portfolio consisted of primarily mortgage-backed securities and municipal bonds. As of December 31, 2009, the Company’s investment in mortgage-backed securities represented approximately 84% of total securities, with 66% of the securities consisting of CMOs and mortgage pools issued by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae, Fannie Mae and Freddie Mac securities are each guaranteed by their respective agencies as to principal and interest. The private label mortgage-backed securities (CMOs not issued by the government or government sponsored agencies) comprised approximately 18% of the total securities portfolio. These private label mortgage-backed securities are all super senior tranche securities, were rated AAA or better at the time of purchase and met specific criteria established by the Asset Liability Management Committee of the Company. All mortgage securities purchased by the Company are within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company’s investment policy. The Company uses Bloomberg analytics to evaluate and monitor all purchases. As of December 31, 2009, the securities in the AFS portfolio had approximately a 3.8 year average life with approximately 13% price depreciation in the event of a 300 basis points upward movement. The portfolio had approximately 7% price appreciation in the event of a 300 basis point downward movement in rates. As of December 31, 2009, all mortgage-backed securities were performing in a manner consistent with management’s original ALCO modeled expectations.

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

	2009
	Principal/Notional Amount Maturing in:
	(dollars in thousands)
								Fair
								Value
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	12/31/2009
Rate sensitive assets:
Fixed interest rate loans	$209,742	$165,359	$155,828	$195,205	$78,716	$85,199	$890,049	$901,670
Average interest rate	6.26%	6.40%	6.29%	5.93%	6.12%	6.09%
Variable interest rate loans	$745,623	$109,501	$68,996	$36,013	$40,245	$121,583	$1,121,961	$1,116,860
Average interest rate	3.98%	3.89%	3.63%	3.29%	3.40%	3.43%
Fixed interest rate securities	$72,265	$48,019	$41,500	$41,071	$43,193	$171,433	$417,481	$409,880
Average interest rate	4.97%	5.08%	5.43%	5.20%	4.45%	2.64%
Variable interest rate securities	$145	$0	$0	$0	$0	$0	$145	$148
Average interest rate	6.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Other interest-bearing assets	$7,019	$0	$0	$0	$0	$0	$7,019	$7,019
Average interest rate	0.21%	0.00%	0.00%	0.00%	0.00%	0.00%
Rate sensitive liabilities:
Non-interest bearing checking	$259,415	$0	$0	$0	$0	$0	$259,415	$259,415
Average interest rate
Savings & interest bearing checking	$724,947	$0	$0	$0	$0	$0	$724,947	$724,947
Average interest rate	0.98%	0.00%	0.00%	0.00%	0.00%	0.00%
Time deposits	$688,822	$126,693	$40,312	$7,231	$3,264	$441	$866,763	$870,727
Average interest rate	2.20%	2.82%	3.20%	4.12%	2.89%	2.89%
Fixed interest rate borrowings	$97,074	$0	$25,000	$0	$15,000	$42	$137,116	$138,436
Average interest rate	0.28%	0.00%	2.53%	0.00%	3.21%	6.15%
Variable interest rate borrowings	$256,977	$0	$0	$0	$0	$30,928	$287,905	$287,813
Average interest rate	0.47%	0.00%	0.00%	0.00%	0.00%	3.31%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
December 31	2009	2008
ASSETS
Cash and due from banks	$48,964	$57,149
Short-term investments	7,019	6,858
Total cash and cash equivalents	55,983	64,007

Securities available for sale (carried at fair value)	410,028	387,030
Real estate mortgage loans held for sale	1,521	401

Loans, net of allowance for loan losses of $32,073 and $18,860	1,979,937	1,814,474

Land, premises and equipment, net	29,576	30,519
Bank owned life insurance	36,639	33,966
Accrued income receivable	8,600	8,599
Goodwill	4,970	4,970
Other intangible assets	207	413
Other assets	44,044	33,066
Total assets	$2,571,505	$2,377,445

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$259,415	$230,716
Interest bearing deposits	1,591,710	1,654,583
Total deposits	1,851,125	1,885,299

Short-term borrowings
Federal funds purchased	9,600	19,000
Securities sold under agreements to repurchase	127,118	137,769
U.S. Treasury demand notes	2,333	840
Other short-term borrowings	215,000	45,000
Total short-term borrowings	354,051	202,609

Accrued expenses payable	14,040	17,163
Other liabilities	1,236	1,434
Long-term borrowings	40,042	90,043
Subordinated debentures	30,928	30,928
Total liabilities	2,291,422	2,227,476

Commitments, off-balance sheet risks and contingencies (Notes 1 and 19)

STOCKHOLDERS' EQUITY
Cumulative perpetual preferred stock: 1,000,000 shares authorized, no par value,
$56,044 liquidation value, 56,044 shares issued and outstanding as of December 31, 2009	54,095	0
Common stock: 90,000,000 shares authorized, no par value
16,078,461 shares issued and 15,977,352 outstanding as of December 31, 2009
12,373,080 shares issued and 12,266,849 outstanding as of December 31, 2008	83,487	22,085
Retained earnings	149,945	141,371
Accumulated other comprehensive loss	(5,993)	(12,024)
Treasury stock, at cost (2009 - 101,109 shares, 2008 - 106,231 shares)	(1,540)	(1,552)
Total stockholders' equity	279,994	149,880
Noncontrolling interest	89	89
Total equity	280,083	149,969
Total liabilities and stockholders' equity	$2,571,505	$2,377,445

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands except share and per share data)
Years Ended December 31	2009	2008	2007
NET INTEREST INCOME
Interest and fees on loans
Taxable	$96,151	$99,538	$102,840
Tax exempt	148	113	137
Interest and dividends on securities
Taxable	17,562	16,202	11,591
Tax exempt	2,421	2,411	2,474
Interest on short-term investments	61	220	931
Total interest income	116,343	118,484	117,973

Interest on deposits	32,247	44,580	53,614
Interest on borrowings
Short-term	1,089	5,620	7,239
Long-term	2,726	5,016	2,564
Total interest expense	36,062	55,216	63,417

NET INTEREST INCOME	80,281	63,268	54,556

Provision for loan losses	21,202	10,207	4,298

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	59,079	53,061	50,258

NONINTEREST INCOME
Wealth advisory fees	2,980	3,278	3,142
Investment brokerage fees	1,676	1,872	1,491
Service charges on deposit accounts	8,245	8,603	7,238
Loan, insurance and service fees	3,540	3,186	2,850
Merchant card fee income	2,464	3,471	3,286
Other income	1,867	1,826	1,837
Mortgage banking income	1,695	411	309
Net securities gains	2	39	89
Gain on redemption of Visa shares	0	642	0
Impairment on available for sale securities (includes total losses of $2,925,
net of $2,700 recognized in other comprehensive income, pretax)	(225)	0	0
Total noninterest income	22,244	23,328	20,242

NONINTEREST EXPENSE
Salaries and employee benefits	27,765	25,482	23,817
Net occupancy expense	3,206	3,082	2,734
Equipment costs	2,147	1,941	1,906
Data processing fees and supplies	3,944	3,645	3,096
Credit card interchange	1,448	2,321	2,204
Other expense	14,965	11,010	9,166
Total noninterest expense	53,475	47,481	42,923

INCOME BEFORE INCOME TAX EXPENSE	27,848	28,908	27,577

Income tax expense	8,869	9,207	8,366

NET INCOME	$18,979	$19,701	$19,211

Dividends and accretion of discount on preferred stock	2,694	0	0

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$16,285	$19,701	$19,211

BASIC WEIGHTED AVERAGE COMMON SHARES	12,851,845	12,271,927	12,188,594

BASIC EARNINGS PER COMMON SHARE	$1.27	$1.61	$1.58

DILUTED WEIGHTED AVERAGE COMMON SHARES	12,952,444	12,459,802	12,424,137

DILUTED EARNINGS PER COMMON SHARE	$1.26	$1.58	$1.55

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands except share and per share data)

				Accumulated
				Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2007	$0	$17,978	$116,516	$(3,178)	$(1,129)	$130,187

Comprehensive income:
Net income			19,211			19,211
Other comprehensive income, net of tax				2,168		2,168
Comprehensive income						21,379
Cash dividends declared, $.545 per share			(6,637)			(6,637)
Treasury shares purchased under deferred directors' plan
(10,557 shares)		243			(243)	0
Treasury stock sold and distributed under deferred directors'
plan (1,322 shares)		(31)			31	0
Stock issued for stock option exercises (98,117 shares, net of
8,202 shares redeemed)		771				771
Tax benefit of stock option exercises		396				396
Stock option expense		174				174
Balance at December 31, 2007	0	19,531	129,090	(1,010)	(1,341)	146,270
Comprehensive income:
Net income			19,701			19,701
Other comprehensive income (loss), net of tax				(11,029)		(11,029)
Comprehensive income						8,672
Cash dividends declared, $.605 per share			(7,417)			(7,417)
Treasury shares purchased under deferred directors' plan
(10,211 shares)		211			(211)	0
Stock issued for stock option exercises (165,357 shares)		1,354				1,354
Tax benefit of stock option exercises		756				756
Stock option expense		233				233
Adjustment to initially apply measurement date provision of
SFAS No. 158, net of tax of $8 (Note 13)			(3)	15		12
Balance at December 31, 2008	0	22,085	141,371	(12,024)	(1,552)	149,880

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands except share and per share data) (continued)

				Accumulated
				Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at December 31, 2008	0	22,085	141,371	(12,024)	(1,552)	149,880
Comprehensive income:
Net income			18,979			18,979
Other comprehensive income (loss), net of tax				6,031		6,031
Comprehensive income						25,010
Common stock cash dividends declared, $.62 per share			(7,698)			(7,698)
Treasury shares purchased under deferred directors' plan
(11,425 shares)		231			(231)	0
Treasury stock sold and distributed under deferred directors'
plan (16,547 shares)		(243)			243	0
Stock activity under stock compensation plans (79,950 shares)		796				796
Stock compensation expense		411				411
Issuance of 3,625,431 shares of common stock		57,922				57,922
Issuance of 56,044 shares of preferred stock at discount	53,759					53,759
Issuance of warrant to purchase 396,538 shares of common stock (1)		2,285				2,285
Accretion of preferred stock discount	336		(336)			0
Preferred stock dividend paid and/or accrued			(2,371)			(2,371)
Balance at December 31, 2009	$54,095	$83,487	$149,945	$(5,993)	$(1,540)	$279,994

(1) Subsequent to issue, the share count was adjusted to 198,269 shares due to a Qualified Equity Offering (Note 24).

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Years Ended December 31	2009	2008	2007
Cash flows from operating activities:
Net income	$18,979	$19,701	$19,211
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,252	1,940	1,721
Provision for loan losses	21,202	10,207	4,298
Loss on sale and write down of other real estate owned	154	285	127
Amortization of intangible assets	206	206	206
Amortization of loan servicing rights	587	399	416
Net change in loan servicing rights valuation allowance	0	(23)	(49)
Loans originated for sale	(121,900)	(41,000)	(37,539)
Net gain on sales of loans	(2,085)	(786)	(676)
Proceeds from sale of loans	121,969	41,544	39,526
Net gain on sale of Visa redemption shares	0	(642)	0
Net (gain) loss on sale of premises and equipment	(7)	(10)	1
Net gain on securities available for sale	(2)	(39)	(89)
Impairment on available for sale securities	225	0	0
Net securities amortization (accretion)	546	(41)	473
Stock compensation expense	411	233	174
Earnings on life insurance	(207)	(965)	(810)
Death benefit received on life insurance	(319)	0	0
Tax benefit of stock option exercises	(191)	(756)	(396)
Net change:
Accrued income receivable	(1)	527	(406)
Accrued expenses payable	(2,882)	564	3,770
Other assets	(14,358)	(2,326)	1,858
Other liabilities	(317)	334	1,216
Total adjustments	5,283	9,651	13,821
Net cash from operating activities	24,262	29,352	33,032

Cash flows from investing activities:
Proceeds from sale of securities available for sale	0	0	31,612
Proceeds from maturities, calls and principal paydowns of
securities available for sale	114,976	66,527	43,628
Purchases of securities available for sale	(129,154)	(143,153)	(104,007)
Purchase of life insurance	(2,147)	(11,458)	(163)
Net increase in total loans	(187,129)	(317,454)	(178,171)
Proceeds from sales of land, premises and equipment	16	114	85
Purchases of land, premises and equipment	(1,318)	(5,038)	(4,155)
Proceeds from sales of other real estate owned	391	120	11
Net cash from investing activities	(204,365)	(410,342)	(211,160)

Cash flows from financing activities:
Net increase in total deposits	(34,174)	406,381	3,153
Net increase (decrease) in short-term borrowings	151,442	(113,556)	128,681
Proceeds from long-term borrowings	40,000	90,000	0
Payments on long-term borrowings	(90,001)	(1)	(1)
Common dividends paid	(7,698)	(7,417)	(6,637)
Preferred dividends paid	(2,021)	0	0
Proceeds from issuance of preferred stock and warrant	56,044	0	0
Proceeds from issuance of common stock	57,922	0	0
Proceeds from stock option exercise	796	2,110	1,167
Purchase of treasury stock	(231)	(211)	(243)
Net cash from financing activities	172,079	377,306	126,120
Net change in cash and cash equivalents	(8,024)	(3,684)	(52,008)
Cash and cash equivalents at beginning of the year	64,007	67,691	119,699
Cash and cash equivalents at end of the year	$55,983	$64,007	$67,691
Cash paid during the year for:
Interest	$39,274	$56,508	$59,822
Income taxes	11,700	8,445	8,427
Supplemental non-cash disclosures:
Loans transferred to other real estate	464	692	5,328
The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:

The consolidated financial statements include Lakeland Financial Corporation and its wholly-owned subsidiary, Lake City Bank (the “Bank”), together referred to as (the “Company”). Also included in the consolidated financial statements prior to December 27, 2006 is LCB Investments, Limited, a wholly owned subsidiary of Lake City Bank, which was a Bermuda corporation that managed a portion of the Bank’s investment portfolio. On December 27, 2006, all securities were transferred to Lake City Bank from LCB Investments, Limited. On December 18, 2006, LCB Investments II, Inc. was formed as a wholly owned subsidiary of Lake City Bank incorporated in Nevada to manage a portion of the Bank’s investment portfolio beginning in 2007. On December 21, 2006 LCB Funding, Inc., a real estate investment trust incorporated in Maryland, was formed as a wholly owned subsidiary of LCB Investments II, Inc. All intercompany transactions and balances are eliminated in consolidation.

The Company provides financial services through its subsidiary, Lake City Bank, a full-service commercial bank with 43 branch offices in twelve counties in northern Indiana. The Company also operates a loan production office in Indianapolis, which was opened in 2006. The Company provides commercial, retail, trust and investment services to its customers. Commercial products include commercial loans and technology-driven solutions to meet commercial customers’ treasury management needs such as internet business banking and on-line treasury management services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans. The Company provides credit card services to retail and commercial customers through its retail card program and merchant processing activity. The Company also has an Honors Private Banking program that is positioned to serve the more financially sophisticated customer with a menu including brokerage and trust services, executive mortgage programs and access to financial planning seminars and programs. The Company provides trust clients with traditional personal and corporate trust services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance. Other financial instruments, which represent potential concentrations of credit risk, include deposit accounts in other financial institutions.

Subsequent Events:

The Company has evaluated subsequent events for recognition or disclosure through March 8, 2010, which is the date that the Company’s financial statements were issued.

Use of Estimates:

To prepare financial statements in conformity with accounting principles generally accepted in the United State of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ. The allowance for loan losses, the fair values of financial instruments, other than temporary impairment of securities and the fair value of loan servicing rights are particularly subject to change.

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

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over estimated lives for mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date. Securities are written down to fair value when a decline in fair value is deemed to be other-than-temporary, as more fully discussed in Note 2.

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

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. All mortgage and commercial loans for which collateral is insufficient to cover all principal and accrued interest are reclassified as nonaccrual loans, on or before the date when the loan becomes 90 days delinquent. When a loan is classified as a nonaccrual loan, interest on the loan is no longer accrued, all unpaid accrued interest is reversed and interest income is subsequently recorded only to the extent cash payments are received. Accrual status is resumed when all contractually due payments are brought current and future payments are reasonably assured. Consumer installment loans, except those loans that are secured by real estate, are not placed on a nonaccrual status since these loans are charged-off when they have been delinquent from 90 to 180 days, and when the related collateral, if any, is not sufficient to offset the indebtedness. Advances under consumer line of credit programs, are charged-off when collection appears doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

and interest owed. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Mortgage and commercial loans, when they have been delinquent from 90 to 180 days, are reviewed to determine if a charge-off is necessary, if the related collateral, if any, is not sufficient to offset the indebtedness.

Investments in Limited Partnerships:

Investments in limited partnerships represent the Company’s investments in affordable housing projects for the primary purpose of available tax benefits. The Company is a limited partner in these investments and as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the balance sheet. These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable. The investment recorded at December 31, 2009 and 2008 was $1.2 million and $606,000 and is included with other assets in the balance sheet.

Foreclosed Assets:

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. At December 31, 2009 and 2008, the balance of real estate owned was $872,000 and $953,000 and are included with other assets on the balance sheet.

 Land, Premises and Equipment:

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the useful lives of the assets. Premises assets have useful lives between 7 and 40 years. Equipment assets have useful lives between 3 and 7 years.

Loan Servicing Rights:

Servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in mortgage banking income. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as loan type, term and interest rate. Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowance are reported with mortgage banking income on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income/(loss), which is included in loan, insurance and service fees in the income statement, is recorded for fees earned for servicing loans. Fees earned for servicing loans are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of servicing rights is netted against mortgage banking income. Servicing fees totaled $639,000, $620,000 and $621,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Late fees and ancillary fees related to loan servicing are not material.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mortgage Banking Derivatives:

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in fair values of these derivatives are included in mortgage banking income.

The Company does not have any other material derivative instruments, nor does the Company participate in any other significant hedging activities.

Bank Owned Life Insurance:

At December 31, 2009 and 2008, the Company owned $35.8 million and $33.5 million of life insurance policies on certain officers to provide life insurance for these officers. At December 31, 2009 and 2008 the Company also owned $802,000 and $510,000 of variable life insurance on certain officers related to a deferred compensation plan. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.

Goodwill and Other Intangible Assets:

All goodwill on the Company’s balance sheet resulted from business combinations prior to January 1, 2009 and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is not amortized, but assessed at least annually for impairment and any such impairment will be recognized in the period identified.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock Compensation:

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant adjusted for the present value of expected dividends is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period.

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

The Company adopted guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Off-Balance Sheet Financial Instruments:

Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. The fair value of standby letters of credit is recorded as a liability during the commitment period in accordance with current accounting guidance.

Earnings Per Common Share:

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in Treasury Stock for 2009 and 2008 reflect the acquisition of 101,109 and 106,231 shares, respectively, of Lakeland Financial Corporation common stock that have been purchased under the directors’ deferred compensation plan described above. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale during the year and changes in defined benefit pension plans, which are also recognized as a separate component of equity.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Unrealized holding gain/(loss) on securities available for sale
arising during the period	$9,366	$(17,394)	$3,272
Reclassification adjustment for gains included in net income	(2)	(39)	(89)
Reclassification adjustment for other than temporary impairment	225	0	0
Net securities gain /(loss) activity during the period	9,589	(17,433)	3,183
Tax effect	(3,799)	7,048	(1,247)
Net of tax amount	5,790	(10,385)	1,936

Net gain (loss) on defined benefit pension plans	248	(1,179)	277
Amortization of net actuarial loss	158	113	114
Net gain/(loss) activity during the period	406	(1,066)	391
Tax effect	(165)	422	(159)
Net of tax amount	241	(644)	232

Other comprehensive income/(loss), net of tax	$6,031	$(11,029)	$2,168

The following is a summary of the accumulated other comprehensive income balances, net of tax:
		Current
	Balance	Period	Balance
	at 12/31/08	Change	at 12/31/09

Unrealized loss on securities
available for sale	$(10,210)	$5,790	$(4,420)
Unrealized loss on defined benefit
pension plans	(1,814)	241	(1,573)

Total	$(12,024)	$6,031	$(5,993)

Loss Contingencies:

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash:

The Company was required to have $7.7 million and $7.2 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2009 and 2008.

Dividend Restriction:

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to its shareholders. These restrictions pose no practical limit on the ability of the Bank or Company to pay dividends at historical levels. In addition, as a result of the Company's participation in the TARP Capital Purchase Program, the Company may not increase the quarterly dividends it pays on the Company's common stock above $0.155 per share for three years, without the consent of Treasury, unless Treasury no longer holds shares of the Series A Preferred Stock.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments:

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 5. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Industry Segments:

The Company’s chief decision-makers monitor and evaluate financial performance on a Company-wide basis. All of the Company’s financial service operations are similar and considered by management to be aggregated into one reportable operating segment. While the Company has assigned certain management responsibilities by region and business-line, the Company's chief decision-makers monitor and evaluate financial performance on a Company-wide basis. The majority of the Company's revenue is from the business of banking and the Company's assigned regions have similar economic characteristics, products, services and customers. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment.

Adoption of New Accounting Standards:

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal year. The effect of adopting this new guidance did not have a material effect on the Company’s operating results or financial condition.

In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquire, including the recognition and measurement of goodwill acquired in a business combination. The guidance is effective for fiscal years beginning on or after December 15, 2008. The effect of adopting this new guidance did not have a material effect on the Company’s operating results or financial condition.

In December 2007, the FASB issued guidance that changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The guidance was effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The effect of adopting this new guidance did not have a material effect on the Company’s operating results or financial condition.

In March 2008, the FASB issued guidance that amends and expands the disclosure requirements for derivative instruments and hedging activities. The guidance requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The effect of adopting this new guidance did not have a material effect on the Company’s operating results or financial condition.

In May 2009, the FASB issued guidance which requires the effects of events that occur subsequent to the balance sheet date be evaluated through the date the financial statements are either issued or available to be issued. Companies should disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Companies are required to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date (recognized subsequent events). Companies are also prohibited from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance sheet date (nonrecognized subsequent events), but requires information about those events to be disclosed if the financial statements would otherwise be misleading. This guidance was effective

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

for interim and annual financial periods ending after June 15, 2009 with prospective application. The effect of adopting this new guidance did not have a material effect on the Company’s operating results or financial condition.

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principle, with the FASB Accounting Standards Codification TM (The Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009. The effect of adopting this new guidance did not have a material effect on the Company’s operating results or financial condition.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share (EPS) under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. The effect of adopting this new guidance did not have a material effect on the Company’s operating results or financial condition.

In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. These additional disclosures include disclosure of investment policies and fair value disclosures of plan assets, including fair value hierarchy. The guidance also includes a technical amendment that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. This guidance is effective for fiscal years ending after December 15, 2009. Upon initial application, provisions of the FSP are not required for earlier periods that are presented for comparative purposes. The new disclosures have been presented in the notes to the consolidated financial statements.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follow: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The effect of adopting this new guidance did not have a material effect on the Company’s operating results or financial condition.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The guidance, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009 early adoption for periods ending after March 15, 2009. The effect of adopting this new guidance did not have a material effect on the Company’s operating results or financial condition.

In August 2009, the FASB amended existing guidance for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with existing fair value guidance. The amendments in this guidance also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. The guidance was effective for the first reporting period beginning after issuance. The effect of adopting this new guidance did not have a material effect on the Company’s operating results or financial condition.

Newly Issued But Not Yet Effective Accounting Standards:

           In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

In June 2009, the FASB amended guidance for consolidation of  variable interest entity guidance by  replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

In September 2009, the FASB issued guidance with respect to how entities calculate net asset value per share or “NAV” of investments considered “alternative investments”, such as hedge funds, private equity funds, or funds of funds. This guidance provides a practical expedient for measuring the fair value of investments in a limited number of entities that calculate NAV. This guidance provides enhanced disclosure requirements and is effective for a reporting entity’s first annual reporting period beginning after December 15, 2009. Early application is permitted in financial statements that have not yet been issued. The Company did not early adopt this guidance. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

In January 2010, the FASB amended existing guidance for fair value measurements and disclosures which requires disclosures for transfers in and out of Levels 1 and 2 fair value measurements and activity in Level 3 fair value measurements. The amendments in the guidance also clarify existing disclosures for level of disaggregation and disclosures about inputs and valuation techniques. The amendments in the guidance also include conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. The guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not anticipate the adoption of this standard will have any material effect on the Company’s operating results or financial condition.

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

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gain	Losses	Cost
2009	(in thousands)
U.S. Treasury securities	$992	$0	$(13)	$1,005
U.S. Government agencies	4,610	22	0	4,588
Residential mortgage-backed securities	270,796	7,598	(1,078)	264,276
Non-agency residential mortgage-backed securities	72,495	46	(15,933)	88,382
State and municipal securities	61,135	1,898	(138)	59,375
Total	$410,028	$9,564	$(17,162)	$417,626

2008
U.S. Treasury securities	$1,025	$24	$0	$1,001
U.S. Government agencies	15,685	232	0	15,453
Residential mortgage-backed securities	229,571	3,907	(228)	225,892
Non-agency residential mortgage-backed securities	85,098	0	(21,692)	106,790
State and municipal securities	55,651	970	(400)	55,081
Total	$387,030	$5,133	$(22,320)	$404,217

Information regarding the fair value of available for sale debt securities by maturity as of December 31, 2009 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year or less	$4,804	$4,826
Due after one year through five years	6,122	6,333
Due after five years through ten years	35,959	37,107
Due after ten years	18,083	18,471
	64,968	66,737
Mortgage-backed securities	352,658	343,291
Total debt securities	$417,626	$410,028

Security proceeds, gross gains and gross losses for 2009, 2008 and 2007 were as follows:

	2009	2008	2007
		(in thousands)
Sales of securities available for sale
Proceeds	$0	$0	$31,612
Gross gains	0	0	219
Gross losses	0	0	130

There were no security sales in 2009 and 2008. All of the gains and losses were from calls or maturities.

NOTE 2 – SECURITIES (continued)

Securities with carrying values of $263.1 million and $289.7 million were pledged as of December 31, 2009 and 2008, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of December 31, 2009 and 2008 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2009	(in thousands)

U.S. Treasury securities	$992	$13	$0	$0	$992	$13
U.S. Government agencies	0	0	0	0	0	0
Residential mortgage-backed securities	58,792	1,075	851	3	59,643	1,078
Non-agency residential mortgage-backed
securities	0	0	69,022	15,933	69,022	15,933
State and municipal securities	7,257	102	445	36	7,702	138
Total temporarily impaired	$67,041	$1,190	$70,318	$15,972	$137,359	$17,162

2008

U.S. Treasury securities	$0	$0	$0	$0	$0	$0
U.S. Government agencies	0	0	0	0	0	0
Residential mortgage-backed securities	28,428	91	9,667	137	38,095	228
Non-agency residential mortgage-backed
securities	68,685	15,271	16,413	6,421	85,098	21,692
State and municipal securities	14,663	373	877	27	15,540	400
Total temporarily impaired	$111,776	$15,735	$26,957	$6,585	$138,733	$22,320

The number of securities with unrealized losses as of December 31, 2009 and 2008 is presented below.

	Less than	12 months
	12 months	or more	Total
2009

U.S. Treasury securities	1	0	1
U.S. Government agencies	0	0	0
Residential mortgage-backed securities	18	4	22
Non-agency residential mortgage-backed securities	0	23	23
State and municipal securities	15	1	16
Total temporarily impaired	34	28	62

2008

U.S. Treasury securities	0	0	0
U.S. Government agencies	0	0	0
Residential mortgage-backed securities	12	12	24
Non-agency residential mortgage-backed securities	19	5	24
State and municipal securities	37	2	39
Total temporarily impaired	68	19	87

NOTE 2 – SECURITIES (continued)

All of the following are considered to determine whether or not the impairment of these securities is other-than-temporary. Eighty percent of the securities are backed by the U.S. Government, government agencies, government sponsored agencies or are A rated or better, except for certain non-local municipal securities. Mortgage-backed securities which are not issued by the U.S. Government or government sponsored agencies (private label mortgage-backed securities) met specific criteria set by the Asset Liability Management Committee at their time of purchase, including having the highest rating available by either Moody’s or S&P. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed are being received. For the government, government-sponsored agency and municipal securities there are no concerns of credit losses and there is nothing to indicate that full principal will not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and did not expect material losses given current market conditions unless the securities are sold, which at this time management does not have the intent to sell nor will it more likely than not be required to sell these securities before the recovery of their amortized cost basis.

As of December 31, 2009, the Company had $72.5 million of collateralized mortgage obligations which were not issued by the federal government or government sponsored agencies, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. Five of the 24 private label mortgage backed securities were still rated AAA/Aaa as of December 31, 2009, but nineteen had been downgraded by S&P, Fitch and/or Moody’s, including sixteen which were ranked below investment grade by one or more rating agencies. For these private label mortgage-backed securities, additional independent analysis is performed by the Company to determine if the impairment is temporary or other-than-temporary in which case impairment would need to be recorded for these securities. The independent analysis utilizes third party reports which include projections of the cash flows of the individual securities under several different scenarios based upon assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses. Based upon the initial review using the third party reports, securities may be identified for further analysis. If any are identified, management makes assumptions as to prepayment speeds, default rates, severity of losses and lag time until losses are actually recorded for each security based upon historical data for each security and other factors. Cash flows for each security using these assumptions are generated and the net present value is computed using an appropriate discount rate (the current accounting yield) for the individual security. The net present value is then compared to the book value of the security to determine if there is any other-than-temporary impairment that must be recorded. Based on this analysis of the private label mortgage-backed securities the Company recorded an other-than-temporary impairment of $225,000 relating to three separate securities in the third quarter of 2009, which is equal to the credit loss, establishing a new, lower amortized cost basis. Because management did not have the intent to sell nor did management believe that it would more likely than not be required to sell these securities before the recovery of their new, lower amortized cost basis, management did not consider the remainder of the investment securities to be other-than-temporarily impaired at December 31, 2009.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

Accumulated
Credit Losses
in 2009
(in thousands)
Balance January 1, 2009	$0
Additions related to other-than-temporary impairment losses not previously recognized	225
Balance December 31, 2009	$225

NOTE 2 – SECURITIES (continued)

Information on securities with at least one rating below investment grade as of December 31, 2009 is presented below.

								12/31/2009	1-Month	3-Month	6-Month
		Other Than			December 31, 2009			Lowest	Constant	Constant	Constant
		Temporary	Purchase Par	Book		Market	Unrealized	Credit	Default	Default	Default	Credit
Description	CUSIP	Impairment	Value	Value		Value	Gain/(Loss)	Rating	Rate	Rate	Rate	Support
					(in thousands)
CWALT 2006-32CB A16	02147XAR8	No	2,177,596	2,075,438	1,238,050	1,238,050	(837,388)	CCC	1.88	3.10	3.30	10.72
CWHL 2006-18 2A7	12543WAJ7	No	4,820,096	4,726,609	3,922,931	3,922,931	(803,678)	CCC	5.29	7.76	4.41	4.44
CWALT 2005-J10 1A7	12667G4N0	No	5,011,000	4,961,209	4,046,533	4,046,533	(914,676)	B-	5.75	2.21	2.35	7.80
CWALT 2005-46CB A1	12667G6U2	No	4,683,948	4,464,695	3,190,330	3,190,330	(1,274,365)	CCC	2.23	2.01	1.67	5.01
CWALT 2005-J8 1A3	12667GJ20	No	6,517,771	6,249,113	5,264,143	5,264,143	(984,970)	B-	0.00	0.00	0.46	6.67
CHASE 2006-S3 1A5	16162XAE7	No	3,730,933	3,723,937	2,940,460	2,940,460	(783,477)	CCC	2.55	3.83	2.82	5.21
CHASE 2006-S2 2A5	16163BBA1	No	4,231,708	4,213,214	4,113,813	4,113,813	(99,401)	CCC	1.83	1.25	2.86	5.79
FHAMS 2006-FA1 1A3	32051GS63	No	3,955,078	3,848,419	3,283,783	3,283,783	(564,636)	CCC	N/A	N/A	N/A	4.32
GSR 2006-10F 1A1	36266WAC6	No	6,426,094	5,977,823	4,223,293	4,223,293	(1,754,530)	CCC	0.00	0.00	0.00	4.64
MANA 2007-F1 1A1	59023YAA2	No	3,551,494	3,482,302	2,874,899	2,874,899	(607,403)	CCC	0.00	0.00	2.22	4.59
RALI 2006-QS4 A2	749228AB8	Yes	2,977,555	2,827,555	1,540,170	1,540,170	(1,287,385)	CC	12.94	9.91	11.94	2.34
RFMSI 2006-S5 A14	74957EAP2	No	4,567,970	4,490,983	3,650,448	3,650,448	(840,535)	CCC	3.78	6.67	5.84	3.94
RALI 2005-QS7 A5	761118AE8	No	5,327,000	5,063,804	3,800,388	3,800,388	(1,263,416)	CCC	1.94	3.67	4.97	11.51
RALI 2006-QS3 1A14	761118XS2	Yes	3,238,860	3,073,681	2,122,231	2,122,231	(951,450)	CC	11.32	9.80	10.46	6.31
RAST 2006-A14C 1A2	76114BAB4	Yes	1,559,881	1,475,392	1,014,578	1,014,578	(460,814)	C	0.00	2.03	3.01	1.43
TBW 2006-2 3A1	878048AG2	No	3,130,538	3,022,486	2,778,352	2,778,352	(244,134)	D	0.00	0.00	0.00	5.75
			$65,907,522	$63,676,661	$50,004,402	$50,004,402	$(13,672,258)

All of these securities are super senior or senior tranche residential non-agency residential mortgage-backed securities. The credit support is the credit support percentage for a tranche from other subordinated tranches, which is the amount of principal in the subordinated tranches expressed as a percentage of the remaining principal in the super senior/senior tranche. The super senior/senior tranches receive the prepayments and the subordinate tranches absorb the losses. The super senior/senior tranches do not absorb losses until the subordinate tranches are gone.

The Company does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, the current intent and ability is to hold them until a recovery in fair value or maturity.

NOTE 3 - LOANS

Total loans outstanding as of year-end consisted of the following:

	2009	2008
	(in thousands)
Commercial and industrial loans	$693,579	$652,107
Commercial real estate - owner occupied	348,812	337,060
Commercial real estate - nonowner occupied	257,374	212,444
Commercial real estate - multifamily loans	26,558	25,428
Commercial real estate - construction loans	166,959	116,970
Agri-business and agricultural loans	206,252	189,007
Residential real estate mortgage loans	95,211	117,230
Home equity loans	161,594	128,219
Installment loans and other consumer loans	57,478	55,102
Subtotal	2,013,817	1,833,567
Less: Allowance for loan losses	(32,073)	(18,860)
Net deferred loan fees	(1,807)	(233)
Loans, net	$1,979,937	$1,814,474

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the allowance for loan losses for 2009, 2008 and 2007:

	2009	2008	2007
		(in thousands)
Balance January 1,	$18,860	$15,801	$14,463
Provision for loan losses	21,202	10,207	4,298
Loans charged-off	(8,511)	(7,606)	(3,392)
Recoveries	522	458	432
Net loans charged-off	(7,989)	(7,148)	(2,960)
Balance December 31,	$32,073	$18,860	$15,801

Nonaccrual loans	$30,518	$20,810	$7,039
Interest not recorded on nonaccrual loans	1,422	897	1,033
Loans past due 90 days and still accruing	190	478	409
Troubled debt restructurings	6,521	0	0

Impaired loans were as follows:

		2009	2008
		(in thousands)
Year-end loans with no allocated allowance for loan losses		$1,745	$0
Year-end loans with allocated allowance for loan losses		30,093	20,304
		$31,838	$20,304

Amount of the allowance for loan losses allocated		$6,658	$3,228

	2009	2008	2007
		(in thousands)
Average of impaired loans during the year	$23,576	$15,316	$11,773
Interest income recognized during impairment	35	34	14
Cash-basis interest income recognized	30	11	8

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (continued)

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The Company has allocated $2.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring. For December 31, 2009 $29.7 million of impaired loans were also included in the total for nonaccrual loans. Total impaired loans increased to $31.8 million at December 31, 2009. The increase in nonaccrual loans resulted from the addition of three commercial relationships totaling $10.6 million. The increase in impaired loans resulted from the three commercial relationships mentioned previously, as well as one other commercial relationship of $2.1 million. As of December 31, 2009 three of the four relationships totaling $10.2 million were included in the balance of nonperforming and impaired loans. Total impaired loans were $20.3 million at December 31, 2008 and were also included in the total for nonaccrual loans. The majority of the balance of nonperforming loans at December 31, 2008 is four commercial relationships totaling $14.4 million. The majority of the balance of nonperforming loans at December 31, 2007 is a single commercial credit of $4.2 million. As of December 31, 2008, this credit was not included in the balance of nonperforming and impaired loans.

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principle or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2
Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities:  Securities available for sale are valued primarily by a third party pricing service. The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). There were no transfers from or into Level 1, Level 2 or Level 3 during 2009.

Impaired loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Mortgage servicing rights:  Fair value is based on a valuation model that calculates the present value of estimated future net servicing income based on a set of assumptions and results in a Level 3 classification.

Other real estate owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Real estate mortgage loans held for sale:  Real estate mortgage loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third party investors.

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The table below presents the balances of assets measured at fair value on a recurring basis:

	December 31, 2009
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
		(in thousands)
U.S. Treasury securities	$992	$0	$0	$992
U.S. Government agencies	0	4,610	0	4,610
Mortgage-backed securities	0	270,796	0	270,796
Non-agency residential mortgage-backed securities	0	72,495	0	72,495
State and municipal securities	0	61,135	0	61,135

Total assets	$992	$409,036	$0	$410,028

	December 31, 2008
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
		(in thousands)
U.S. Treasury securities	$1,025	$0	$0	$1,025
U.S. Government agencies	0	15,685	0	15,685
Mortgage-backed securities	0	229,571	0	229,571
Non-agency residential mortgage-backed securities	0	85,098	0	85,098
State and municipal securities	0	55,651	0	55,651

Total assets	$1,025	$386,005	$0	$387,030

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	December 31, 2009
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
		(in thousands)
Impaired loans	$0	$0	$23,435	$23,435
Mortgage servicing rights	0	0	73	73
Other real estate owned	0	0	102	102

Total assets	$0	$0	$23,610	$23,610

	December 31, 2008
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
		(in thousands)
Impaired loans	$0	$0	$17,076	$17,076
Mortgage servicing rights	0	0	121	121

Total assets	$0	$0	$17,197	$17,197

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $30.1 million, with a valuation allowance of $6.7 million at December 31, 2009, resulting in an additional provision for loan losses of $3.4 million for the year ended December 31, 2009. At December 31, 2008, impaired loans had a carrying amount of $20.3 million, with a valuation allowance of $3.2 million, resulting in an additional provision for loans losses of $2.9 million for the year ending December 31, 2008.

Mortgage servicing rights, which are carried at lower of cost or fair value, included a portion carried at their fair value of $73,000, which is made up of the outstanding balance of $119,000, net of a valuation allowance of $46,000 at December 31, 2009, resulting in no change in impairment for the year ending December 31, 2009. At December 31, 2008, mortgage servicing rights included a portion carried at their fair value of $121,000, which is made up of the outstanding balance of $167,000, net of a valuation allowance of $46,000 at December 31, 2008, resulting in a recovery of $23,000 for the year ending December 31, 2008.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $102,000 carried at fair value, which is made up of the outstanding balance of $229,000, net of a valuation allowance of $127,000 at December 31, 2009, resulting in a charge of $77,000 for the year ending December 31, 2009.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2009 and 2008. Items which are not financial instruments are not included.

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$55,983	$55,983	$64,007	$64,007
Securities available for sale	410,028	410,028	387,030	387,030
Real estate mortgages held for sale	1,521	1,540	401	405
Loans, net	1,979,937	1,986,457	1,814,474	1,827,967
Federal Home Loan Bank stock	9,849	N/A	9,849	N/A
Federal Reserve Bank stock	3,420	N/A	1,738	N/A
Accrued interest receivable	8,590	8,590	8,588	8,588
Financial Liabilities:
Certificates of deposit	(866,763)	(870,727)	(998,344)	(1,013,798)
All other deposits	(984,362)	(984,362)	(886,955)	(886,955)
Securities sold under agreements to repurchase	(127,118)	(127,118)	(137,769)	(137,769)
Other short-term borrowings	(226,933)	(226,942)	(64,840)	(64,840)
Long-term borrowings	(40,042)	(41,353)	(90,043)	(94,002)
Subordinated debentures	(30,928)	(30,836)	(30,928)	(30,917)
Standby letters of credit	(284)	(284)	(213)	(213)
Accrued interest payable	(6,600)	(6,600)	(9,812)	(9,812)

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2009 and 2008. The estimated fair value for cash and cash equivalents, demand and savings deposits, variable rate loans, variable rate short term borrowings and accrued interest is considered to approximate cost. The fair value of Federal Home Loan Bank and Federal Reserve Bank stock is not determinable as there are restrictions on its transferability. The estimated fair value for fixed rate loans, certificates of deposit and fixed rate borrowings is based on discounted cash flows using current market rates applied to the estimated life. Real estate mortgages held for sale are based upon the actual contracted price for those loans sold but not yet delivered, or the current Federal Home Loan Mortgage Corporation price for normal delivery of mortgages with similar coupons and maturities at year-end. The fair value of subordinated debentures is based on the rates currently available to the Company with similar term and remaining maturity and credit spread. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The estimated fair value of other financial instruments approximate cost and are not considered significant to this presentation.

NOTE 6 - SECONDARY MORTGAGE MARKET ACTIVITIES

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $263.4 million and $248.8 million at December 31, 2009 and 2008. Custodial escrow balances maintained in connection with serviced loans were $935,000 and $1.3 million at year end 2009 and 2008. Information on loan servicing rights and the related valuation allowance, which are included in other assets, follows:

Loan servicing rights:	2009	2008	2007
		(in thousands)
Carrying amount at beginning of year	$1,657	$1,677	$1,766
Originations	896	379	327
Amortization	(587)	(399)	(416)
Carrying amount before valuation allowance	$1,966	$1,657	$1,677

Valuation allowance:	2009	2008	2007
		(in thousands)
Beginning of year	$46	$69	$118
Provisions/(recoveries)	0	(23)	(49)
End of year	46	46	69

Carrying amount at end of year	$1,920	$1,611	$1,608

Fair value at beginning of the year	$2,148	$2,483	$2,397
Fair value at the end of the year	$2,136	$2,148	$2,483

Fair value at year end 2009 was determined using weighted average discount rates 9.5%, a weighted average constant prepayment rate of 17.9% and a weighted average default rate of .32%. Fair value at year end 2008 was determined using a weighted average discount rate of 9.4%, a weighted average constant prepayment rate of 17.2% and a weighted average default rate of .32%.

The weighted average amortization period is 4.92 years.

NOTE 7 - LAND, PREMISES AND EQUIPMENT, NET

Land, premises and equipment and related accumulated depreciation were as follows at December 31:

	2009	2008
	(in thousands)
Land	$10,082	$9,932
Premises	25,101	24,747
Equipment	17,529	17,186
Total cost	52,712	51,865
Less accumulated depreciation	23,136	21,346
Land, premises and equipment, net	$29,576	$30,519

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There have been no changes in the $5.0 million carrying amount of goodwill since 2002.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two step impairment test. Step 1 includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. We determined the fair value of our reporting unit and compared it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. Our annual impairment analysis as of June 30, 2009, indicated that the Step 2 analysis was not necessary. Circumstances did not change such during the second half of the year that the Company felt it was necessary to do an additional impairment analysis.

Acquired Intangible Assets

	As of December 31, 2009		As of December 31, 2008
	(in thousands)		(in thousands)
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Core deposit	$2,032	$2,032	$2,032	$1,883
Trust deposit relationships	572	365	572	308
Total	$2,604	$2,397	$2,604	$2,191

Aggregate amortization expense was $206,000, $206,000 and $206,000 for 2009, 2008 and 2007.

Estimated amortization expense for each of the next five years:

Amount
(in thousands)
2010	$54
2011	54
2012	52
2013	47
2014	0

NOTE 9 – DEPOSITS

The aggregate amount of time deposits, each with a minimum denomination of $100,000, was approximately $538.8 million and $637.6 million at December 31, 2009 and 2008.

At December 31, 2009, the scheduled maturities of time deposits were as follows:

Amount
(in thousands)
Maturing in 2010	$688,822
Maturing in 2011	126,693
Maturing in 2012	40,312
Maturing in 2013	7,231
Maturing in 2014	3,264
Thereafter	441
Total time deposits	$866,763

NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $146.3 million and $187.9 million at year-end 2009 and 2008.

Securities sold under agreements to repurchase (“repo accounts”) represent collateralized borrowings with customers located primarily within the Company’s service area. Substantially all repo accounts mature on demand, with the remaining maturing in less than one year. Repo accounts are not covered by federal deposit insurance and are secured by securities owned. Information on these liabilities and the related collateral for 2009 and 2008 is as follows:

	2009	2008	2007
		(in thousands)
Average daily balance during the year	$125,195	$153,363	$121,372
Average interest rate during the year	0.46%	1.85%	3.52%
Maximum month-end balance during the year	$133,072	$175,427	$154,913
Weighted average interest rate at year-end	0.42%	0.43%	3.20%

The Company retains the right to substitute similar type securities, and has the right to withdraw all excess collateral applicable to repo accounts whenever the collateral values are in excess of the related repurchase liabilities. At December 31, 2009, there were no material amounts of securities at risk with any one customer. The Company maintains control of these securities through the use of third-party safekeeping arrangements.

NOTE 11 – BORROWINGS

Long-term borrowings at December 31 consisted of:

	2009	2008
	(in thousands)
Federal Home Loan Bank of Indianapolis Notes, 3.71%, Due January 12, 2009	$0	$50,000
Federal Home Loan Bank of Indianapolis Notes, 4.61%, Due June 13, 2011	0	25,000
Federal Home Loan Bank of Indianapolis Notes, 4.49%, Due May 6, 2013	0	15,000
Federal Home Loan Bank of Indianapolis Notes, 2.53%, Due June 11, 2012	25,000	0
Federal Home Loan Bank of Indianapolis Notes, 3.21%, Due May 5, 2014	15,000	0
Federal Home Loan Bank of Indianapolis Notes, 6.15%, Due January 15, 2018	42	43
Total	$40,042	$90,043

Long-term borrowings mature over each of the next five years as follows:

(in thousands)
2010	$0
2011	0
2012	25,000
2013	0
2014	15,000

NOTE 11 – BORROWINGS (continued)

Other short-term borrowings at December 31 consisted of:

	2009	2008
	(in thousands)
Federal Home Loan Bank of Indianapolis Notes, 0.65%, Due March 4, 2009	$0	$45,000
Federal Home Loan Bank of Indianapolis Notes, 0.47%, Due June 29, 2010	130,000	0
Federal Reserve Term Auction Facility, 0.25%, Due January 14, 2010	85,000	0
Total	$215,000	$45,000

All Federal Home Loan Bank (FHLB) notes require monthly interest payments and were secured by residential real estate loans and securities with a carrying value of $327.4 million and $291.0 million at December 31, 2009 and 2008. At December 31, 2009, the Company owned $9.8 million of FHLB stock, which also secures debts to the FHLB. The Company is authorized to borrow up to $300 million at the FHLB. Federal Reserve Term Auction Facility borrowings were secured by commercial loans with a carrying value of $526.3 million as of December 31, 2009.

NOTE 12 – SUBORDINATED DEBENTURES

Lakeland Statutory Trust II, a trust formed by the Company, issued $30.0 million of floating rate trust preferred securities on October 1, 2003 as part of a privately placed offering of such securities. The Company issued $30.9 million of subordinated debentures to the Trust in exchange for the proceeds of the Trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trust was $928,000 and is included in other assets.

Subject to the Company having received prior approval of the Federal Reserve if then required, the Company may redeem the subordinated debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any interest payment date on or after October 1, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures must be redeemed no later than 2033. These securities are considered as Tier I capital (with certain limitations applicable) under current regulatory guidelines. The floating rate of the trust preferred securities and subordinated debentures are equal to the three-month London Interbank Offered Rate (LIBOR) plus 3.05, which was 3.301%, 4.509% and 7.880% at December 31, 2009, 2008 and 2007.

NOTE 13 - EMPLOYEE BENEFIT PLANS

In April 2000, the Lakeland Financial Corporation Pension Plan was frozen. The Company also maintains a Supplemental Executive Retirement Plan (SERP) for select officers that was established as a funded, non-qualified deferred compensation plan. No current officers of the Company are participants in the SERP plan and there are 7 total participants. The measurement date for both the pension and SERP plans is December 31 for 2009 and 2008.

In September 2006, the FASB issued guidance which requires that defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end, starting in 2008. Through 2007, the Company utilized the early measurement date, and measured the funded status of the defined benefit plan assets and obligations as of September 30 each year. In accordance with the adoption provisions, the net periodic benefit cost for the period between the September 30 measurement date and the 2008 fiscal year end measurement were allocated proportionately between amounts to be recognized as an adjustment to retained earnings and net periodic benefit cost for the fiscal year. As a result of this adoption, the Company increased January 1, 2008 opening retained earnings by $1,000, decreased deferred income tax assets by $5,000, decreased the pension liability by $13,000 and credited the accumulated other comprehensive income for $7,000 for the pension plan  and reduced January 1, 2008 opening retained earnings by $4,000, decreased deferred income tax assets by $4,000, decreased the SERP liability by $7,000 and credited the accumulated other comprehensive income for $7,000 for the SERP plan.

NOTE 13 - EMPLOYEE BENEFIT PLANS (continued)

Information as to the Company’s plans at December 31 is as follows:

	Pension Benefits		SERP Benefits
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Change in benefit obligation:
Beginning benefit obligation	$2,342	$2,398	$1,278	$1,299
Interest cost	136	175	67	92
Actuarial (gain)/loss	(50)	146	50	53
Benefits paid	(136)	(377)	(137)	(166)
Ending benefit obligation	2,292	2,342	1,258	1,278

Change in plan assets (primarily equity and fixed
income investments and money market funds),
at fair value:

Beginning plan assets	1,614	2,407	910	1,282
Actual return	320	(416)	189	(219)
Employer contribution	0	0	0	13
Benefits paid	(136)	(377)	(137)	(166)
Ending plan assets	1,798	1,614	962	910

Funded status at end of year	$(494)	$(728)	$(296)	$(368)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		SERP Benefits
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Funded status included in other liabilities	$(494)	$(728)	$(296)	$(368)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		SERP Benefits
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net actuarial loss	$1,801	$2,103	$843	$947

The accumulated benefit obligation for the pension plan was $2.3 million for both December 31, 2009 and 2008 respectively. The accumulated benefit obligation for the SERP plan was $1.3 million for both December 31, 2009 and 2008.

NOTE 13 - EMPLOYEE BENEFIT PLANS (continued)

Net pension expense and other amounts recognized in other comprehensive income includes the following:

	Pension Benefits			SERP Benefits
Net pension expense	2009	2008	2007	2009	2008	2007
	(in thousands)			(in thousands)
Service cost	$0	$0	$0	$0	$0	$0
Interest cost	136	140	142	67	73	75
Expected return on plan assets	(155)	(193)	(178)	(85)	(100)	(93)
Recognized net actuarial loss	101	50	57	57	64	57
Net pension expense	$82	$(3)	$21	$39	$37	$39

Net loss/(gain)	$(201)	$794	$(201)	$(47)	$406	$(76)
Amortization of net loss	(101)	(50)	(57)	(57)	(63)	(57)
Change in minimum pension liability	0	0	0	0	0	0
Total recognized in other comprehensive
income	$(302)	$744	$(258)	$(104)	$343	$(133)
FAS 158 Adjustment	0	(13)	0	0	(16)	0
Total recognized in net pension expense
and other comprehensive income	$(220)	$728	$(237)	$(65)	$364	$(94)
The estimated net loss (gain) for the defined benefit pension plan and SERP plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $83,000 for the pension plan and $59,000 for the SERP plan.

Additional Information:	Pension Benefits			SERP Benefits
	2009	2008	2007	2009	2008	2007

The following assumptions were used in calculating the net benefit obligation:

Weighted average discount rate	6.00%	5.50%	6.00%	6.00%	5.50%	6.00%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A

The following assumptions were used in calculating the net pension expense:

Weighted average discount rate	5.50%	6.00%	5.75%	5.50%	6.00%	5.75%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%

Plan Assets

The Company's investment strategies are to invest in a prudent manner for the purpose of providing benefits to participants. The investment strategies are targeted to maximize the total return of the portfolio net of inflation, spending and expenses. Risk is controlled through diversification of asset types and investments in domestic and international equities and fixed income securities. The target allocations for plan assets are shown in the tables below. Due to the overall decline in equity values during the fourth quarter of 2008, the actual year-end asset mix fell outside of the target allocations. Equity securities primarily include investments in common stocks. Debt securities include government agency and commercial bonds. Other investments consist of money market mutual funds.

The weighted average expected long-term rate of return on plan assets is developed in consultation with the plan actuary. It is primarily based upon industry trends and consensus rates of return which are then adjusted to reflect the specific asset allocations and historical rates of return of the Company's plan assets. The following assumptions were used in determining the total long term rate of return:  equity securities were assumed to have a long-term rate of return of approximately 10% and debt securities were assumed to have a long-term rate of return of approximately 6%. These rates of return were adjusted to reflect an approximate target allocation of 60% equity securities and 40% debt securities with a small downward adjustment due to investments in the “Other” category, which consist of low yielding money market mutual funds.

Certain asset types and investment strategies are prohibited including:  commodities, options, futures, short sales, margin transactions and non-marketable securities.

NOTE 13 - EMPLOYEE BENEFIT PLANS (continued)

The Company's pension plan asset allocation at year-end 2009 and 2008, target allocation for 2010, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan Assets at Year End		Weighted
	Target			Average Expected
	Allocation			Long-Term Rate
Asset Category	2010	2009	2008	of Return

Equity securities	55-65%	58%	46%	9.95%
Debt securities	35-45	38%	36%	5.97%
Other	5-10	4%	18%	0.25%
Total		100%	100%	8.25%

The Company's SERP plan asset allocation at year-end 2009 and 2008, target allocation for 2010, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan Assets at Year End		Weighted
	Target			Average Expected
	Allocation			Long-Term Rate
Asset Category	2010	2009	2008	of Return

Equity securities	55-65%	61%	40%	9.95%
Debt securities	35-45%	36%	42%	5.93%
Other	5-10%	3%	18%	0.25%
Total		100%	100%	8.25%

Fair Value of Plan Assets

Fair value is the exchange price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date. Also a fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Equity and debt securities:  The fair values of securities are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

NOTE 13 - EMPLOYEE BENEFIT PLANS (continued)

The fair values of the Company's pension plan assets at December 31, 2009, by asset category are as follows:

		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs

Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
	(in thousands)
Equity securities - US large cap common stocks	$767	$767	$0	$0
Equity securities - US mid cap common stocks	104	104	0	0
Equity securities - US small cap common stocks	52	52	0	0
Equity securities - international	92	92	0	0
Equity securities - emerging markets	24	24	0	0
Debt securities - US Government Agencies	25	0	25	0
Debt securities - commercial	662	0	662	0
Cash - money market account	61	61	0	0
Total	$1,787	$1,100	$687	$0

Total pension plan assets available for benefits also include $11,000 in accrued interest and dividend income.

The fair values of the Company's SERP plan assets at December 31, 2009, by asset category are as follows:

		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs

Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
	(in thousands)
Equity securities - US large cap common stocks	$415	$415	$0	$0
Equity securities - US mid cap common stocks	65	65	0	0
Equity securities - US small cap common stocks	33	33	0	0
Equity securities - international	45	45	0	0
Equity securities - emerging markets	24	24	0	0
Debt securities - US Government Agencies	71	0	71	0
Debt securities - commercial	278	0	278	0
Cash - money market account	25	25	0	0
Total	$956	$607	$349	$0

Total SERP plan assets available for benefits also include $6,000 in accrued interest and dividend income.

Contributions

The Company does not expect to contribute to its pension or SERP plan in 2010.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:
	Pension	SERP
Plan Year	Benefits	Benefits
	(in thousands)
2010	$118	$137
2011	119	134
2012	120	131
2013	125	128
2014	126	124
2015-2019	783	541

NOTE 13 - EMPLOYEE BENEFIT PLANS (continued)

Other Employee Benefit Plans

The Company maintains a 401(k) profit sharing plan for all employees meeting age and service requirements. The plan allows employees to contribute up to the maximum amount allowable under the Internal Revenue code, which are matched  based upon the percentage of budgeted net income earned during the year of the first 6% of the compensation contributed. The expense recognized was $981,000, $1.0 million and $858,000 in 2009, 2008 and 2007.

Effective January 1, 2004, the Company adopted the Lake City Bank Deferred Compensation Plan. The purpose of the deferred compensation plan is to extend full 401(k) type retirement benefits to certain individuals without regard to statutory limitations under tax qualified plans. A liability is accrued for the obligation under this plan. The expense recognized for each of the last three years was $232,000, ($394,000) and $83,000 resulting in a deferred compensation liability of $896,000 and $548,000 as of year-end 2009 and 2008. The benefit recognized in 2008 relates to the significant decline in the indices utilized to calculate the returns on the participant contributions. The plan is funded solely by participant contributions and does not receive a company match.

Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $4.0 million as of December 31, 2009. On December 31, 2009, no amounts were accrued on these contingent obligations.

NOTE 14 - OTHER EXPENSE

Other expense for the years ended December 31, was as follows:

	2009	2008	2007
		(in thousands)
Corporate and business development	$1,356	$1,298	$1,508
Advertising	416	442	304
Office supplies	611	630	496
Telephone and postage	1,625	1,457	1,219
Regulatory fees and FDIC insurance	4,212	1,434	336
Professional fees	2,462	2,123	1,548
Amortization of other intangible assets	206	206	206
Courier and delivery	202	227	299
Miscellaneous	3,875	3,193	3,250
Total other expense	$14,965	$11,010	$9,166

NOTE 15 - INCOME TAXES

Income tax expense for the years ended December 31, consisted of the following:

	2009	2008	2007
		(in thousands)
Current federal	$12,648	$7,545	$8,456
Deferred federal	(4,225)	981	(69)
Current state	953	0	0
Deferred state	(698)	(75)	(417)
Tax benefit of stock options	191	756	396
Total income tax expense	$8,869	$9,207	$8,366

Income tax expense included ($1,000), ($15,000) and ($36,000) applicable to security transactions for 2009, 2008 and 2007. The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 35% for 2009, 2008 and 2007 to income before income taxes were as follows:

NOTE 15 - INCOME TAXES (continued)

	2009	2008	2007
		(in thousands)
Income taxes at statutory federal rate of 35%	$9,747	$10,118	$9,652
Increase (decrease) in taxes resulting from:
Tax exempt income	(884)	(867)	(898)
Nondeductible expense	244	202	273
State income tax, net of federal tax effect	183	124	(224)
Net operating loss	(30)	(30)	(30)
Tax credits	(57)	(71)	(82)
Bank owned life insurance	(411)	(368)	(340)
Reserve for unrecognized tax benefits	30	60	0
Other	47	39	15
Total income tax expense	$8,869	$9,207	$8,366

The net deferred tax asset recorded in the consolidated balance sheets at December 31, consisted of the following:

	2009		2008
	Federal	State	Federal	State
	(in thousands)
Deferred tax assets:
Bad debts	$11,225	$2,535	$6,601	$1,491
Pension and deferred compensation liability	630	142	325	73
Net operating loss carryforward	30	0	59	249
Non-qualified stock options	204	46	82	19
Impairment of investment securities	79	18	0	0
Nonaccrual loan interest	0	0	321	73
Other	155	15	211	26
	12,323	2,756	7,599	1,931
Deferred tax liabilities:
Accretion	131	22	129	21
Depreciation	1,876	199	1,741	143
Loan servicing rights	741	167	564	127
State taxes	716	0	471	0
Leases	46	10	49	11
Deferred loan fees	69	16	64	15
Intangible assets	1,061	240	913	206
FHLB stock dividends	118	27	118	27
REIT spillover dividend	892	0	1,086	0
Prepaid expenses	137	30	153	34
	5,787	711	5,288	584
Valuation allowance	0	0	0	0
Net deferred tax asset	$6,536	$2,045	$2,311	$1,347

In addition to the net deferred tax assets included above, the deferred income tax asset/liability allocated to the unrealized net gain/loss on securities available for sale included in equity was $3.2 million and $7.0 million for 2009 and 2008. The deferred income tax asset allocated to the pension liability included in equity was $1.1 million and $1.2 million for 2009 and 2008.

NOTE 15 - INCOME TAXES (continued)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2009 when reserves began is as follows:

2009
(in thousands)
Balance January 1,	$60
Additions based on tax positions related to the current year	30
Additions for tax positions of prior years	0
Reductions for tax positions of prior years	0
Reductions due to the statute of limitations	0
Settlements	0
Balance at December 31,	$90

The balance of $90,000 at December 31, 2009 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No interest or penalties were recorded in the income statement and no amount was accrued for interest and penalties for the period ending December 31, 2009 and 2008. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts.

The Company and its subsidiaries file a consolidated U.S. federal tax return and a combined unitary return in the States of Indiana and Michigan. These returns are subject to examinations by authorities for all years after 2005.

NOTE 16 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates as of December 31, 2009 and 2008 were as follows:

	2009	2008
	(in thousands)
Beginning balance	$31,927	$48,794
New loans and advances	74,422	84,435
Effect of changes in related parties	134	(13,930)
Repayments	(66,208)	(87,372)
Ending balance	$40,275	$31,927

Deposits from principal officers, directors, and their affiliates at year-end 2009 and 2008 were $3.3 million and $2.9 million. In addition, the amount owed directors for fees under the deferred directors’ plan as of December 31, 2009 and 2008 was $1.6 million and $1.6 million. The related expense for the deferred directors’ plan as of December 31, 2009, 2008 and 2007 was $305,000, $305,000 and $267,000.

NOTE 17 – STOCK BASED COMPENSATION

Effective December 9, 1997, the Company adopted the Lakeland Financial Corporation 1997 Share Incentive Plan, which was shareholder approved. At its inception there were 1,200,000 shares of common stock reserved for grants of stock options to employees of Lakeland Financial Corporation, its subsidiaries and Board of Directors. The plan expired on December 8, 2007 and therefore there were no options available for future grants as of December 31, 2007. Effective April 8, 2008, the Company adopted the Lakeland Financial Corporation 2008 Equity Incentive Plan, which is shareholder approved. At its inception there were 750,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of Lakeland Financial Corporation, its subsidiaries and Board of Directors. As of December 31, 2009, 642,800 were available for future grants. Certain stock awards provide for accelerated vesting if there is a change in control. The Company has a policy of issuing new shares to satisfy exercises of stock awards.

Included in net income for the years ended December 31, 2009, 2008 and 2007 was employee stock compensation expense of $411,000, $233,000 and $174,000, and a related tax benefit of $167,000, $94,000 and $70,000 respectively.

Stock Options

The equity incentive plan requires that the exercise price for options be the market price on the date the options are granted. The maximum option term is ten years and the awards usually vest over 3 years. The fair value of each stock option is estimated with the Black Scholes pricing model, using the following weighted-average assumptions as of the grant date for stock awards granted during the years presented. Expected volatilities are based on historical volatility of the Company’s stock over the immediately preceding expected life period, as well as other factors known on the grant date that would have a significant effect on the stock price during the expected life period. The expected stock award life used was the historical option life of the similar employee base or Board of Directors. The turnover rate is based on historical data of the similar employee base as a group and the Board of Directors as a group. The risk-free interest rate is the U.S. Treasury rate on the date of grant corresponding to the expected life period of the stock award.

The fair value of options granted was determined using the following weighted average assumptions as of grant date. There were no stock option grants in 2009.

	2009	2008	2007
Risk-free interest rate	N/A	3.42%	4.46%
Expected option life	N/A	6.71 years	5.50 years
Expected price volatility	N/A	34.23%	35.49%
Dividend yield	N/A	3.35%	3.40%

A summary of the activity in the stock option plan as of December 31, 2009 and changes during the period then ended follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value

Outstanding at beginning of the year	399,756	$14.25
Granted	0	0.00
Exercised	(74,950)	8.10
Forfeited	(3,000)	21.60
Outstanding at end of the year	321,806	$15.62	4.0	$1,141,495

Options exercisable at end of the year	211,806	$11.86	2.3	$1,141,495

NOTE 17 - STOCK BASED COMPENSATION (continued)

The weighted-average grant-date fair value of stock options granted during the periods ended December 31,  2008 and 2007 was $6.45 and $7.05. The total intrinsic value of stock options exercised during the periods ended December 31, 2009, 2008 and 2007 was $886,000, $2.4 million and $1.4 million, respectively.

There were no modifications of awards during the periods ended December 31, 2009, 2008 and 2007.

Cash received from stock option exercise for the periods ending December 31, 2009, 2008 and 2007 was $605,000, $1.4 million and $771,000, respectively. The actual tax benefit realized for the tax deductions from stock award exercise totaled $191,000, $756,000 and $396,000, respectively for the periods ended December 31, 2009, 2008 and 2007.

As of December 31, 2009, there was $330,000 of total unrecognized compensation cost related to nonvested stock options granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.88 years.

Stock Awards

The fair value of stock awards is the closing price of the Company’s common stock on the date of grant adjusted for the present value of expected dividends. The stock awards fully vest on the third anniversary of the grant date, with the exception of the shares vested below, which vested on grant. The 2009 Long-Term Incentive Plan must be paid in stock and has performance conditions which include revenue growth, diluted EPS growth and average return on equity growth. Shares granted below include the number of shares assumed granted based on meeting the performance criteria of the 2009 Long-Term Incentive Plan at December 31, 2009. The Company also has two other long-term incentive plans that may be paid in either cash or stock. These plans have 3 year vesting and the same performance conditions as the 2009 plan. The 2008 Long-Term Incentive Plan had an accrued liability of $309,000 at December 31, 2009. The 2007 Long-Term Incentive Plan had an accrued liability of $267,000 at December 31, 2009 and on February 5, 2010 paid $95,000 in cash and the rest in 7,871 shares of restricted stock.

A summary of the changes in the Company’s nonvested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2009	0	$0.00
Granted	15,000	17.61
Vested	(5,000)	17.73
Forfeited	0	0.00

Nonvested at December 31, 2009	10,000	$17.55

As of December 31, 2009, there was $564,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted period of 2.07 years. The total fair value of shares vested during the year ended December 31, 2009 was $89,000. No shares vested during the years ended December 31, 2008 and 2007.

NOTE 18 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

NOTE 18 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the federal regulators categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s or Bank’s category.

					Minimum Required to
			Minimum Required		Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2009:
Total Capital (to Risk
Weighted Assets)
Consolidated	$338,152	15.38%	$175,888	8.00%	$219,860	10.00%
Bank	$278,453	12.67%	$175,768	8.00%	$219,710	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$310,613	14.13%	$87,944	4.00%	$131,916	6.00%
Bank	$250,932	11.42%	$87,884	4.00%	$131,826	6.00%
Tier I Capital (to Average Assets)
Consolidated	$310,613	12.28%	$101,169	4.00%	$126,461	5.00%
Bank	$250,932	9.90%	$101,377	4.00%	$126,722	5.00%

As of December 31, 2008:
Total Capital (to Risk
Weighted Assets)
Consolidated	$205,210	10.20%	$160,938	8.00%	$201,173	10.00%
Bank	$203,133	10.10%	$160,874	8.00%	$201,092	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$186,350	9.26%	$80,469	4.00%	$120,704	6.00%
Bank	$184,273	9.16%	$80,437	4.00%	$120,655	6.00%
Tier I Capital (to Average Assets)
Consolidated	$186,350	8.10%	$92,010	4.00%	$115,012	5.00%
Bank	$184,273	7.97%	$92,469	4.00%	$115,587	5.00%

The Bank is required to obtain the approval of the Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year to date combined with its retained net income for the previous two years. Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2009, approximately $24.7 million was available to be paid as dividends to the Company by the Bank.

NOTE 18 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2009. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 19 - COMMITMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of December 31, 2009 and 2008, were as follows:

	2009		2008
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(in thousands)
Commercial loan lines of credit	$86,855	$647,066	$77,047	$573,723
Commercial letters of credit	0	1,200	0	1,165
Standby letters of credit	19,817	19,628	10,179	15,646
Real estate mortgage loans	10,472	2,197	9,506	87
Real estate construction mortgage loans	13	1,193	619	1,470
Home equity mortgage open-ended revolving lines	0	111,980	0	102,923
Consumer loan open-ended revolving lines	0	4,858	0	5,371
Total	$117,157	$788,122	$97,351	$700,385

The index on variable rate commercial loan commitments is principally the Company’s base rate, which is the national prime rate. Interest rate ranges on commitments and open-ended revolving lines of credit for December 31, 2009 and 2008, were as follows:

	2009		2008
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commercial loan	2.25-11.00%	1.24-8.85%	2.80-11.00%	1.16-8.85%
Real estate mortgage loan	4.38-5.38%	3.50-6.25%	4.75-7.13%	5.50-7.50%
Consumer loan open-ended revolving line	N/A	2.09-15.00%	N/A	2.09-15.00%

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

 NOTE 20 - PARENT COMPANY STATEMENTS

The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income, and assets. Presented below are parent only financial statements:

CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands)
ASSETS
Deposits with Lake City Bank	$58,817	$1,446
Investments in banking subsidiary	250,313	177,802
Investments in Lakeland Statutory Trust II	928	928
Other assets	1,482	803
Total assets	$311,540	$180,979

LIABILITIES
Dividends payable and other liabilities	$618	$171
Subordinated debt	30,928	30,928

STOCKHOLDERS' EQUITY	279,994	149,880
Total liabilities and stockholders' equity	$311,540	$180,979

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
		(in thousands)
Dividends from Lake City Bank, Lakeland Statutory Trust II	$9,857	$7,154	$7,717
Equity in undistributed income of subsidiaries	10,448	14,293	13,506
Interest expense on subordinated debt	(1,250)	(2,081)	(2,643)
Miscellaneous expense	(892)	(684)	(590)
INCOME BEFORE INCOME TAXES	18,163	18,682	17,990
Income tax benefit	816	1,019	1,221
NET INCOME	$18,979	$19,701	$19,211

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
		(in thousands)
Cash flows from operating activities:
Net income	$18,979	$19,701	$19,211
Adjustments to net cash from operating activities:
Equity in undistributed income of subsidiaries	(10,448)	(14,293)	(13,506)
Other changes	410	186	849
Net cash from operating activities	8,941	5,594	6,554
Cash flows from investing activities	(56,044)	0	0
Cash flows from financing activities	104,474	(5,518)	(5,713)
Net increase in cash and cash equivalents	57,371	76	841
Cash and cash equivalents at beginning of the year	1,446	1,370	529
Cash and cash equivalents at end of the year	$58,817	$1,446	$1,370

NOTE 21 - EARNINGS PER SHARE

Following are the factors used in the earnings per share computations:

	2009	2008	2007
Basic earnings per common share:
Net income	$18,979,000	$19,701,000	$19,211,000

Less: Dividends and accretion of discount on preferred stock	2,694,000	0	0

Net income available to common shareholders	$16,285,000	$19,701,000	$19,211,000

Weighted-average common shares outstanding	12,851,845	12,271,927	12,188,594

Basic earnings per common share	$1.27	$1.61	$1.58

Diluted earnings per common share:
Net income	$18,979,000	$19,701,000	$19,211,000

Less: Dividends and accretion of discount on preferred stock	2,694,000	0	0

Net income available to common shareholders	$16,285,000	$19,701,000	$19,211,000

Weighted-average common shares outstanding for
basic earnings per common share	12,851,845	12,271,927	12,188,594

Add: Dilutive effect of assumed exercises of stock options	100,599	187,875	235,543

Average shares and dilutive potential common shares	12,952,444	12,459,802	12,424,137

Diluted earnings per common share	$1.26	$1.58	$1.55

Stock options for 110,000 and 106,000 shares of common stock were not considered in computing diluted earnings per common share for 2009 and 2008 and because they were antidilutive. In addition, warrants for 198,269 shares of common stock were not considered in computing diluted earnings per common share for 2009 because they were antidilutive.

NOTE 22 – SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

2009	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$30,042	$29,530	$28,830	$27,941
Interest expense	7,576	8,268	9,292	10,926
Net interest income	$22,466	$21,262	$19,538	$17,015

Provision for loan losses	6,250	5,500	4,936	4,516
Net interest income after provision	$16,216	$15,762	$14,602	$12,499

Noninterest income	5,373	5,279	6,022	5,570
Noninterest expense	13,538	13,097	14,153	12,687
Income tax expense	2,669	2,677	2,011	1,512
Net income	$5,382	$5,267	$4,460	$3,870

Basic earnings per common share	$0.33	$0.36	$0.29	$0.29
Diluted earnings per common share	$0.32	$0.36	$0.29	$0.29

2008	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$28,914	$30,966	$29,012	$29,592
Interest expense	12,922	13,694	13,514	15,086
Net interest income	$15,992	$17,272	$15,498	$14,506

Provision for loan losses	2,323	3,710	3,021	1,153
Net interest income after provision	$13,669	$13,562	$12,477	$13,353

Noninterest income	5,385	6,202	5,972	5,769
Noninterest expense	12,550	11,942	11,607	11,382
Income tax expense	2,071	2,597	2,040	2,499
Net income	$4,433	$5,225	$4,802	$5,241

Basic earnings per common share	$0.36	$0.43	$0.39	$0.43
Diluted earnings per common share	$0.35	$0.42	$0.39	$0.42

NOTE 23 –PREFERRED STOCK

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

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $21.20 per share of the Common Stock (trailing 20-day Lakeland average closing price as of December 17, 2008, which was the last trading day prior to date of receipt of Treasury’s preliminary approval for our participation in the Capital Purchase Program). The Warrant was valued using the Black Scholes model with the following assumptions:  Market Price of $17.45; Exercise Price of $21.20; Risk-free interest rate of 3.02%; Expected Life of 10 years; Expected Dividend rate on common stock of 4.5759% and volatility of common stock price of 41.8046%. This resulted in a value of $4.4433 per share.

The total amount of funds received were allocated to the Series A Preferred Stock and Warrant based on their respective fair values to determine the amounts recorded for each component. The method used to amortize the resulting discount on the Series A Preferred Stock is accretion over the assumed life of five years using the effective yield.

During the first quarter of 2009, the Company invested $56.0 million of the Capital Purchase Program funds received in the Bank. This additional capital positively impacted the Bank’s capital ratios and liquidity.

Subsequent to issue, the share count of the Warrant was adjusted to 198,269 due to a Qualified Equity Offering as more fully described in Note 24.

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Common Stock will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.155) declared on the Common Stock prior to February 27, 2012. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Preferred Stock and (b) the date on which the Series A Preferred Stock has been redeemed in whole or the U.S. Treasury has transferred all of the Series A Preferred Stock to third parties, except that, after the third anniversary of the date of issuance of the Series A Preferred Stock, if the Series A Preferred Stock remains outstanding at such time, the company may not increase its common dividends per share without obtaining consent of the U.S. Treasury.

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the EESA). In this connection, as a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) voluntarily waived any claim against the U.S. Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the TARP Capital Purchase Program and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period the U.S. Treasury owns the Preferred Stock of the Company; and ii) entered into a letter with the Company amending the Benefit Plans with respect to such Senior Executive Officers as may be necessary, during the period that the Treasury owns the Preferred Stock of the Company, as necessary to comply with Section 111(b) of the EESA.

NOTE 24 –COMMON STOCK

On November 18, 2009, the Company completed an underwritten public stock offering by issuing 3,500,000 shares of the Company’s common stock at a public offering price of $17.00 per share, for aggregate gross proceeds of $59.5 million. The net proceeds to the Company after deducting underwriting discounts and commissions and estimated offering expenses were approximately $55.9 million.

On December 3, 2009, the Company was notified by the Treasury that, as a result of the Company's completion of our November 18, 2009 Qualified Equity Offering, the amount of the warrant was reduced by 50% to 198,269 shares.

On December 15, 2009, the Company sold 125,431 shares of common stock pursuant to the underwriters’ exercise of the over-allotment option, which the Company granted in connection with underwritten public stock offering. The Company sold the additional shares to the underwriters at the same public offering price of $17.00 per share agreed to for the initial closing on November 18, 2009. The aggregate net proceeds to the Company from the public offering, after deducting underwriting discounts and commissions and offering expenses, including the net proceeds of approximately $2.0 million from the sale of shares pursuant to the over-allotment option, were approximately $57.9 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Lakeland Financial Corporation
Warsaw, Indiana

We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. We also have audited Lakeland Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Financial Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Lakeland Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on Internal Control—Integrated Framework issued by COSO.

Crowe Horwath LLP

South Bend, Indiana

March 8, 2010

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9a. CONTROLS AND PROCEDURES

a)           An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2009. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

The Company’s independent registered public accounting firm has issued their report on the Company’s internal control over financial reporting. That report appears under the heading, Report of Independent Registered Public Accounting Firm.

c)           There have been no changes in the Company’s internal controls during the previous fiscal quarter, ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9b. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 13, 2010, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 13, 2010, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHARELHOLDER MATTERS

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 13, 2010, is incorporated herein by reference in response to this item.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2009 for (i) all compensation plans previously approved by the Company’s shareholders and (ii) all compensation plans not previously approved by the Company’s shareholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available
	Number of securities to be	Weighted-average	for future issuance
Plan category	issued upon exercise of	exercise price of	under equity
	outstanding options	outstanding options	compensation plans
Equity compensation plans
approved by security
holders(1)(2)	321,806	$15.62	642,800

Equity compensation plans
not approved by security
holders	0	$0.00	0

Total	321,806	$15.62	642,800

(1)  Lakeland Financial Corporation 1997 Share Incentive Plan adopted on April 14, 1998 by the Board of Directors.
(2)  Lakeland Financial Corporation 2008 Equity Incentive Plan adopted on May 14, 2008 by the Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 13, 2010, is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 13, 2010, is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The documents listed below are filed as a part of this report:

(a)           Exhibits

Exhibit No.	Document	Incorporated by reference to

3.1	Amended and Restated Articles	Exhibit 3.1 in the Company’s Form 8-K
	of Incorporation of Lakeland	Filed with the Commission on
	Financial Corporation	February 27, 2009

3.2	Bylaws of Lakeland	Exhibit 3(ii) to the Company’s
	Financial Corporation	Form 10-Q for the quarter
ended June 30, 1996

4.1	Form of Common Stock Certificate	Exhibit 4.1 to the Company’s
Form 10-K for the fiscal year ended
December 31, 2003

4.2	Form of Stock Certificate for Series A	Incorporated by reference to Exhibit
	Fixed Rate Cumulative Perpetual	4.1 to the Company’s form 8-K
	Preferred Stock	filed on March 2, 2009

4.3	Warrant to Purchase Shares of Common	Incorporated by reference to Exhibit
	Stock, dated February 27, 2009	4.2 to the Company’s Form 8-K
filed on March 2, 2009

10.1	Lakeland Financial	Exhibit 4.3 to the Company’s
	Corporation 2008 Equity	Form S-8 filed with the
	Incentive Plan	Commission on April 8, 2008

10.2	Form of Indenture for Trust Preferred	Exhibit 4.1 to the Company’s
	Issuance	Form 10-K for the fiscal year ended
December 31, 2003

10.3	Lakeland Financial Corporation 401(k)	Exhibit 10.1 to the Company’s Form
	Plan	S-8 filed with the Commission on
October 23, 2000

10.4	Amended and Restated Lakeland	Exhibit 10.4 to the Company’s
	Financial Corporation Director’s Fee	Form 10-K for the fiscal year ended
	Deferral Plan	December 31, 2008

10.6	Form of Change of Control Agreement	Exhibit 10.5 to the Company’s
	entered into with Michael L. Kubacki,	Form 10-K for the fiscal year ended
	David M. Findlay, Charles D. Smith and	December 31, 2008
Kevin L. Deardorff

10.6	Employee Deferred Compensation Plan	Exhibit 10.7 to the Company’s
	and Form of Agreement	Form 10-K for the fiscal year ended
December 31, 2008

10.7	Schedule of Board Fees	Attached hereto

10.8	Form of Option Grant Agreement	Exhibit 10.10 to the Company’s Form
10-K for the fiscal year ended
December 31, 2004

10.9	Executive Incentive Bonus Plan	Exhibit 10.11 to the Company’s Form
10-K for the fiscal year ended
December 31, 2004

10.10	Amended and Restated Long Term	Exhibit 10.1 to the Company’s Form
	Incentive Plan	10-Q for the quarter ended
September 30, 2009

10.11	Letter Agreement, dated February 27,	Incorporated by reference to Exhibit
	2009, by and between the Company, and	10.1 tot the Company’s Form 8-K
	the United States Department of the	filed on March 2, 2009
Treasury, which includes the Securities
Purchase Agreement – Standard Terms
attached as Exhibit A thereto, with
respect to the issuance and sale of the
Series A Preferred Stock and Warrant

10.12	Side Letter, dated February 27, 2009,	Incorporated by reference to Exhibit
	by and between the Company and the	10.2 to the Company’s Form 8-K
	United States Department of the Treasury	filed on March 2, 2009

10.13	Form of Waiver, executed by each of the	Incorporated by reference to Exhibit
	Company’s senior executive officers	10.3 to the Company’s Form 8-K
filed on March 2, 2009

10.14	Form of Omnibus amendment, executed	Incorporated by reference to Exhibit
	by each of the Company’s senior	10.4 to the Company’s Form 8-K
	executive officers	filed March 2, 2009

21.0	Subsidiaries	Attached hereto

23.1	Consent of Independent Registered	Attached hereto
Public Accounting Firm

31.1	Certification of Chief Executive Officer	Attached hereto
Pursuant to Rule 13a-15(e)/15d-15(e) and
13(a)-15(f)/15d-15(f)

31.2	Certification of Chief Financial Officer	Attached hereto
Pursuant to Rule 13a-15(e)/15d-15(e) and
13(a)-15(f)/15d-15(f)

32.1	Certification of Chief Executive Officer	Attached hereto
Pursuant to 18 U.S.C. Section 1350, as
adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer	Attached hereto
Pursuant to 18 U.S.C. Section 1350, as
adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

99.1	Certification of Chief Executive	Attached hereto
Officer Pursuant to Section 111(b) of
EESA

99.2	Certification of Chief Financial	Attached hereto
Officer Pursuant to Section 111(b) of
EESA

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

Date: March 8, 2010	By /s/ Michael L. Kubacki
Michael L. Kubacki, Chairman

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael L. Kubacki
Michael L. Kubacki	Principal Executive Officer and Director	March 8, 2010

/s/ David M. Findlay
David M. Findlay	Principal Financial Officer	March 8, 2010

/s/ Teresa A. Bartman
Teresa A. Bartman	Principal Accounting Officer	March 8, 2010

/s/ Robert E. Bartels, Jr.
Robert E. Bartels, Jr.	Director	March 8, 2010

/s/ L. Craig Fulmer
L. Craig Fulmer	Director	March 8, 2010

/s/ Thomas A. Hiatt
Thomas A. Hiatt	Director	March 8, 2010

/s/ Charles E. Niemier
Charles E. Niemier	Director	March 8, 2010

/s/ Emily E. Pichon
Emily E. Pichon	Director	March 8, 2010

/s/ Richard L. Pletcher
Richard L. Pletcher	Director	March 8, 2010

/s/ Steven D. Ross
Steven D. Ross	Director	March 8, 2010

S1

/s/ Donald B. Steininger
Donald B. Steininger	Director	March 8, 2010

/s/ Terry L. Tucker
Terry L. Tucker	Director	March 8, 2010

/s/ M. Scott Welch
M. Scott Welch	Director	March 8, 2010

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