Form 10-Q
period 2010-03-31
LAKELAND FINANCIAL CORP
filed 2010-05-05
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X   NO _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _  No _

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act). (check one):

Large accelerated filer _    Accelerated filer X   Non-accelerated filer _ (do not check if a smaller reporting company)   Smaller reporting company _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES _   NO X

Number of shares of common stock outstanding at April 30, 2010:  16,108,119

LAKELAND FINANCIAL CORPORATION
Form 10-Q Quarterly Report
Table of Contents

PART I.

PART II.

PART 1
LAKELAND FINANCIAL CORPORATION
ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 and December 31, 2009
(in thousands except for share data)

(Page 1 of 2)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$ 36,910	$ 48,964
Short-term investments	60,266	7,019
Total cash and cash equivalents	97,176	55,983

Securities available for sale (carried at fair value)	422,691	410,028
Real estate mortgage loans held for sale	1,153	1,521

Loans, net of allowance for loan losses of $36,332 and $32,073	1,975,111	1,979,937

Land, premises and equipment, net	29,262	29,576
Bank owned life insurance	36,922	36,639
Accrued income receivable	9,130	8,600
Goodwill	4,970	4,970
Other intangible assets	194	207
Other assets	42,026	44,044
Total assets	$ 2,618,635	$ 2,571,505

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 and December 31, 2009
(in thousands except for share data)

(Page 2 of 2)

	March 31,	December 31,
	2010	2009
	(Unaudited)
LIABILITIES AND EQUITY

LIABILITIES
Noninterest bearing deposits	$ 244,488	$ 259,415
Interest bearing deposits	1,786,664	1,591,710
Total deposits	2,031,152	1,851,125

Short-term borrowings
Federal funds purchased	0	9,600
Securities sold under agreements to repurchase	118,332	127,118
U.S. Treasury demand notes	2,754	2,333
Other short-term borrowings	90,000	215,000
Total short-term borrowings	211,086	354,051

Accrued expenses payable	15,640	14,040
Other liabilities	3,155	1,236
Long-term borrowings	40,041	40,042
Subordinated debentures	30,928	30,928
Total liabilities	2,332,002	2,291,422

EQUITY
Cumulative perpetual preferred stock: 1,000,000 shares authorized, no par value, $56,044 liquidation value
56,044 shares issued and outstanding as of March 31, 2010 and December 31, 2009	54,199	54,095
Common stock: 90,000,000 shares authorized, no par value
16,099,561 shares issued and 15,993,041 outstanding as of March 31, 2010
16,078,461 shares issued and 15,977,352 outstanding as of December 31, 2009	84,623	83,487
Retained earnings	152,668	149,945
Accumulated other comprehensive loss	(3,311)	(5,993)
Treasury stock, at cost (2010 - 106,520 shares, 2009 - 101,109 shares)	(1,635)	(1,540)
Total stockholders' equity	286,544	279,994

Noncontrolling interest	89	89
Total equity	286,633	280,083
Total liabilities and equity	$ 2,618,635	$ 2,571,505

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2010 and 2009
(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended
	March 31,
	2010	2009
NET INTEREST INCOME
Interest and fees on loans
Taxable	$ 25,350	$ 22,789
Tax exempt	19	70
Interest and dividends on securities
Taxable	4,228	4,463
Tax exempt	645	603
Interest on short-term investments	14	16
Total interest income	30,256	27,941

Interest on deposits	6,515	9,755
Interest on borrowings
Short-term	249	308
Long-term	531	863
Total interest expense	7,295	10,926

NET INTEREST INCOME	22,961	17,015

Provision for loan losses	5,526	4,516

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	17,435	12,499

NONINTEREST INCOME
Wealth advisory fees	792	739
Investment brokerage fees	545	458
Service charges on deposit accounts	1,858	1,910
Loan, insurance and service fees	920	784
Merchant card fee income	280	803
Other income	532	516
Mortgage banking income	91	360
Impairment on available-for-sale securities (includes total losses of $184,
net of $13 recognized in other comprehensive income, pre-tax)	(171)	0
Total noninterest income	4,847	5,570

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2010 and 2009
(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended
	March 31,
	2010	2009
NONINTEREST EXPENSE
Salaries and employee benefits	7,511	6,100
Occupancy expense	789	921
Equipment costs	529	500
Data processing fees and supplies	966	979
Credit card interchange	64	528
Other expense	3,189	3,659
Total noninterest expense	13,048	12,687

INCOME BEFORE INCOME TAX EXPENSE	9,234	5,382

Income tax expense	3,213	1,512

NET INCOME	$ 6,021	$ 3,870

Dividends and accretion of discount on preferred stock	805	290

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 5,216	$ 3,580

BASIC WEIGHTED AVERAGE COMMON SHARES	16,091,626	12,401,498

BASIC EARNINGS PER COMMON SHARE	$ 0.32	$ 0.29

DILUTED WEIGHTED AVERAGE COMMON SHARES	16,176,406	12,507,496

DILUTED EARNINGS PER COMMON SHARE	$ 0.32	$ 0.29

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2010 and 2009
(in thousands except for share and per share data)
(Unaudited)

				Accumulated Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2009	$ 0	$ 22,085	$ 141,371	$ (12,024)	$ (1,552)	$ 149,880
Comprehensive income:
Net income			3,870			3,870
Other comprehensive income (loss), net of tax				858		858
Comprehensive income						4,728
Common stock cash dividends declared, $.155 per share			(1,920)			(1,920)
Treasury shares purchased under deferred directors' plan
(4,892 shares)		108			(108)	0
Treasury stock sold and distributed under deferred directors'
plan (16,547 shares)		(243)			243	0
Stock activity under stock compensation plans (43,050 shares)		463				463
Stock compensation expense		39				39
Issuance of 56,044 shares of preferred stock at discount	53,759					53,759
Issuance of warrant to purchase 396,538 shares of common stock		2,285				2,285
Accretion of preferred stock discount	33		(33)			0
Preferred stock dividend paid and/or accrued			(257)			(257)
Balance at March 31, 2009	$ 53,792	$ 24,737	$ 143,031	$ (11,166)	$ (1,417)	$ 208,977

Balance at January 1, 2010	$ 54,095	$ 83,487	$ 149,945	$ (5,993)	$ (1,540)	$ 279,994
Comprehensive income:
Net income			6,021			6,021
Other comprehensive income (loss), net of tax				2,682		2,682
Comprehensive income						8,703
Common stock cash dividends declared, $.155 per share			(2,493)			(2,493)
Treasury shares purchased under deferred directors' plan
(5,411 shares)		95			(95)	0
Stock activity under stock compensation plans (21,100 shares)		228				197
Stock compensation expense		813				813
Accretion of preferred stock discount	104		(104)			0
Preferred stock dividend paid and/or accrued			(701)			(701)
Balance at March 31, 2010	$ 54,199	$ 84,623	$ 152,668	$ (3,311)	$ (1,635)	$ 286,544

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(in thousands)
(Unaudited)
(Page 1 of 2)

	2010	2009
Cash flows from operating activities:
Net income	$ 6,021	$ 3,870
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	561	549
Provision for loan losses	5,526	4,516
Loss on sale and write down of other real estate owned	17	38
Amortization of intangible assets	13	51
Amortization of loan servicing rights	145	132
Net change in loan servicing rights valuation allowance	62	316
Loans originated for sale	(13,348)	(29,803)
Net gain on sales of loans	(319)	(563)
Proceeds from sale of loans	13,907	26,328
Impairment on available for sale securities	171	0
Net securities amortization	293	2
Stock compensation expense	813	39
Earnings on life insurance	(274)	(126)
Tax benefit of stock option exercises	(60)	(109)
Net change:
Accrued income receivable	(530)	117
Accrued expenses payable	1,600	496
Other assets	36	316
Other liabilities	2,016	36
Total adjustments	10,631	2,335
Net cash from operating activities	16,652	6,205
Cash flows from investing activities:
Proceeds from maturities, calls and principal paydowns of
securities available for sale	26,462	28,178
Purchases of securities available for sale	(35,117)	(35,974)
Purchase of life insurance	(9)	(70)
Net increase in total loans	(810)	(33,011)
Purchases of land, premises and equipment	(247)	(271)
Proceeds from sales of other real estate	265	166
Net cash from investing activities	(9,456)	(40,982)

(Continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(in thousands)
(Unaudited)
(Page 2 of 2)

	2010	2009
Cash flows from financing activities:
Net increase in total deposits	180,027	71,488
Net decrease in short-term borrowings	(142,965)	(12,025)
Payments on long-term borrowings	(1)	(50,001)
Common dividends paid	(2,492)	(1,920)
Preferred dividends paid	(701)	0
Proceeds from issuance of preferred stock and warrant	0	56,044
Proceeds from stock option exercise	225	463
Purchase of treasury stock	(96)	(108)
Net cash from financing activities	33,997	63,941
Net change in cash and cash equivalents	41,193	29,164
Cash and cash equivalents at beginning of the period	55,983	64,007
Cash and cash equivalents at end of the period	$ 97,176	$ 93,171
Cash paid during the period for:
Interest	$ 7,069	$ 9,413
Income taxes	125	0
Supplemental non-cash disclosures:
Loans transferred to other real estate	110	0

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The 2009 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants.

	Three Months Ended March 31,
	2010	2009
Net income	$ 6,021	$ 3,870
Dividends and accretion of discount on preferred stock	805	290
Net income available to common shareholders	$ 5,216	$ 3,580

Weighted average shares outstanding for basic earnings per common share	16,091,626	12,401,498
Dilutive effect of stock options and awards	84,780	105,998
Weighted average shares outstanding for diluted earnings per common share	16,176,406	12,507,496

Basic earnings per common share	$ 0.32	$ 0.29
Diluted earnings per common share	$ 0.32	$ 0.29

Stock options for 110,000 and 111,000 shares for the period ended March 31, 2010 and March 31, 2009, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.  In addition, warrants for 198,269 shares for the periods ended March 31, 2010 and 2009, were not considered in computing diluted earnings per share because they were antidilutive.

NOTE 3. LOANS

	March 31,	December 31,
	2010	2009
Commercial and industrial loans	$ 708,576	$ 693,579
Commercial real estate – owner occupied	346,576	348,812
Commercial real estate – nonowner occupied	251,114	257,374
Commercial real estate - multifamily loans	25,324	26,558
Commercial real estate construction loans	190,874	166,959
Agri-business and agricultural loans	175,269	206,252
Residential real estate mortgage loans	93,770	95,211
Home equity loans	165,244	161,594
Installment loans and other consumer loans	56,165	57,478
Subtotal	2,012,912	2,013,817
Less: Allowance for loan losses	(36,332)	(32,073)
Net deferred loan fees	(1,469)	(1,807)
Loans, net	$ 1,975,111	$ 1,979,937

Impaired loans	$ 38,711	$ 31,838
Amount of the allowance for loan losses allocated	$ 8,720	$ 6,658

Non-performing loans	$ 32,278	$ 30,708
Troubled debt restructurings	$ 14,407	$ 6,521
Allowance for loan losses to total loans	1.81%	1.59%

Changes in the allowance for loan losses are summarized as follows:

	Three Months Ended
	March 31,
	2010	2009
Balance at beginning of period	$ 32,073	$ 18,860
Provision for loan losses	5,526	4,516
Charge-offs	(1,532)	(2,072)
Recoveries	265	114
Net loans charged-off	(1,267)	(1,958)
Balance at end of period	$ 36,332	$ 21,418

NOTE 4. SECURITIES

Information related to the fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) is provided in the tables below.

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gain	Losses	Cost
March 31, 2010
U.S. Treasury securities	$ 1,000	$ 0	$ (5)	$ 1,005
U.S. Government agencies	0	0	0	0
Residential mortgage-backed securities	283,965	9,348	(422)	275,039
Non-agency residential mortgage-backed securities	70,002	75	(14,131)	84,058
State and municipal securities	67,724	2,167	(159)	65,716
Total	$ 422,691	$ 11,590	$ (14,717)	$ 425,818

December 31, 2009
U.S. Treasury securities	$ 992	$ 0	$ (13)	$ 1,005
U.S. Government agencies	4,610	22	0	4,588
Residential mortgage-backed securities	270,796	7,598	(1,078)	264,276
Non-agency residential mortgage-backed securities	72,495	46	(15,933)	88,382
State and municipal securities	61,135	1,898	(138)	59,375
Total	$ 410,028	$ 9,564	$ (17,162)	$ 417,626

Information regarding the fair value of available for sale debt securities by maturity as of March 31, 2010 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

	Amortized	Fair
	Cost	Value
Due in one year or less	$ 215	$ 217
Due after one year through five years	7,828	8,159
Due after five years through ten years	40,227	41,460
Due after ten years	18,451	18,888
	66,721	68,724
Residential mortgage-backed securities	359,097	353,967
Total debt securities	$ 425,818	$ 422,691

There were no security sales for the first quarter in 2010 and 2009.  All of the gains and losses were from calls or maturities.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over estimated lives for mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $253.1 million and $252.2 million were pledged as of March 31, 2010 and 2009, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of March 31, 2010 and December 31, 2009 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2010

U.S. Treasury securities	$ 1,000	$ 5	$ 0	$ 0	$ 1,000	$ 5
U.S. Government agencies	0	0	0	0	0	0
Residential mortgage-backed securities	45,719	421	108	1	45,826	422
Non-agency residential mortgage-backed securities	0	0	66,620	14,131	66,620	14,131
State and municipal securities	11,303	126	449	33	11,753	159
Total temporarily impaired	$ 58,022	$ 552	$ 67,177	$ 14,165	$ 125,199	$ 14,717

December 31, 2009

U.S. Treasury securities	$ 992	$ 13	$ 0	$ 0	$ 992	$ 13
U.S. Government agencies	0	0	0	0	0	0
Residential mortgage-backed securities	58,792	1,075	851	3	59,643	1,078
Non-agency residential mortgage-backed securities	0	0	69,022	15,933	69,022	15,933
State and municipal securities	7,257	102	445	36	7,702	138
Total temporarily impaired	$ 67,041	$ 1,190	$ 70,318	$ 15,972	$ 137,359	$ 17,162

The number of securities with unrealized losses as of March 31, 2010 and December 31, 2009 is presented below.

	Less than	12 months
	12 months	or more	Total
March 31, 2010

U.S. Treasury securities	1	0	1
U.S. Government agencies	0	0	0
Residential mortgage-backed securities	17	1	18
Non-agency residential mortgage-backed securities	0	23	23
State and municipal securities	14	1	15
Total temporarily impaired	32	25	57

December 31, 2009

U.S. Treasury securities	1	0	1
U.S. Government agencies	0	0	0
Residential mortgage-backed securities	18	4	22
Non-agency residential mortgage-backed securities	0	23	23
State and municipal securities	15	1	16
Total temporarily impaired	34	28	62

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

As of March 31, 2010, the Company had $70.0 million of collateralized mortgage obligations which were not issued by the federal government or government sponsored agencies, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. At December 31, 2009, the Company had $72.5 million of these collateralized mortgage obligations.  Five of the 24 private label mortgage backed securities were still rated AAA/Aaa as of March 31, 2010, but nineteen were downgraded by S&P, Fitch and/or Moody’s, including sixteen which were ranked below investment grade by one or more rating agencies.  For these private label mortgage-backed securities, additional analysis is performed to determine if the impairment is temporary or other-than-temporary in which case impairment would need to be recorded for these securities. The Company performs an independent analysis of the cash flows of the individual securities based upon assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses.  Based upon the initial review, securities may be identified for further analysis computing the net present value using an appropriate discount rate (the current accounting yield) and comparing it to the book value of the security to determine if there is any other-than-temporary impairment that must be recorded. Based on this analysis of the private label mortgage-backed securities, the Company recorded an other-than-temporary impairment of $171,000 relating to two separate securities in the first quarter of 2010, which is equal to the credit loss, establishing a new, lower amortized cost basis.  Because management did not have the intent to sell nor did management believe that it was more likely than not they would be required to sell these securities before the recovery of their new, lower amortized cost basis, management did not consider the remaining balances of the investment securities to be other-than-temporarily impaired at March 31, 2010.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.  The table represents the three months ended March 31, 2010.

Accumulated Credit Losses
Balance January 1, 2010	$ 225
Additions related to other-than-temporary impairment losses not previously recognized	171
Balance March 31, 2010	$ 396

Information on securities with at least one rating below investment grade as of March 31, 2010 is presented below.

							3/31/2010	1-Month	3-Month	6-Month
		Other Than	March 31, 2010				Lowest	Constant	Constant	Constant
		Temporary	Par	Book	Fair	Unrealized	Credit	Default	Default	Default	Credit
Description	CUSIP	Impairment	Value	Value	Value	Gain/(Loss)	Rating	Rate	Rate	Rate	Support
CWALT 2006-32CB A16	02147XAR8	No	$ 2,102	$ 2,003	$ 1,197	$ (806)	CCC	2.44	3.01	3.03	10.49
CWHL 2006-18 2A7	12543WAJ7	No	4,554	4,465	3,952	(513)	CCC	3.72	2.17	4.98	4.40
CWALT 2005-J10 1A7	12667G4N0	No	5,011	4,961	4,195	(766)	CCC	4.53	1.70	1.94	7.71
CWALT 2005-46CB A1	12667G6U2	No	4,542	4,329	3,197	(1,132)	CCC	2.81	2.18	2.08	4.81
CWALT 2005-J8 1A3	12667GJ20	No	6,350	6,088	5,201	(887)	B-	0.00	0.00	0.00	6.83
CHASE 2006-S3 1A5	16162XAE7	No	3,422	3,416	2,737	(679)	CCC	1.91	1.97	2.88	5.27
CHASE 2006-S2 2A5	16163BBA1	No	3,368	3,354	3,279	(75)	CCC	2.16	2.59	1.88	5.77
FHAMS 2006-FA1 1A3	32051GS63	No	3,818	3,715	3,255	(460)	CCC	5.76	4.74	5.43	3.69
GSR 2006-10F 1A1	36266WAC6	No	6,311	5,870	4,265	(1,605)	CCC	0.00	0.00	0.00	4.57
MANA 2007-F1 1A1	59023YAA2	No	3,384	3,319	2,743	(576)	CC	0.00	0.00	0.00	3.76
RALI 2006-QS4 A2	749228AB8	Yes	2,821	2,671	1,420	(1,251)	CC	7.13	8.77	9.28	1.06
RFMSI 2006-S5 A14	74957EAP2	No	4,260	4,188	3,486	(702)	CCC	2.88	3.81	5.18	3.61
RALI 2005-QS7 A5	761118AE8	No	5,327	5,064	3,905	(1,159)	CCC	0.61	5.81	4.71	11.05
RALI 2006-QS3 1A14	761118XS2	Yes	3,217	3,038	2,050	(988)	D	7.14	9.80	9.75	4.68
RAST 2006-A14C 1A2	76114BAB4	Yes	1,521	1,283	834	(449)	D	7.69	6.29	4.10	0.00
TBW 2006-2 3A1	878048AG2	No	2,927	2,826	2,633	(193)	D	12.45	10.52	5.27	2.67
			$ 62,935	$ 60,590	$ 48,349	$ (12,241)

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

NOTE 5. EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	Pension Benefits		SERP Benefits
	2010	2009	2010	2009
Interest cost	$ 34	$ 35	$ 17	$ 18
Expected return on plan assets	(39)	(48)	(21)	(25)
Recognized net actuarial loss	25	24	14	11
Net pension expense	$ 20	$ 11	$ 10	$ 4

The Company previously disclosed in its financial statements for the year ended December 31, 2009 that it did not expect to contribute to its pension or SERP plans in 2010.  Nothing had been contributed to the pension plan and SERP plan as of March 31, 2010.

NOTE 6.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance did not have any material effect on the Company’s operating results or financial condition.

In June 2009, the FASB amended guidance for consolidation of  variable interest entity guidance by  replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The effect of adopting this new guidance did not have any material effect on the Company’s operating results or financial condition.

In September 2009, the FASB issued guidance with respect to how entities calculate net asset value per share or “NAV” of investments considered “alternative investments”, such as hedge funds, private equity funds, or funds of funds. This guidance provides a practical expedient for measuring the fair value of investments in a limited number of entities that calculate NAV. This guidance provides enhanced disclosure requirements and is effective for a reporting entity’s first annual reporting period beginning after December 15, 2009. Early application is permitted in financial statements that have not yet been issued. The Company did not early adopt this guidance. The effect of adopting this new guidance did not have any material effect on the Company’s operating results or financial condition.

In January 2010, the FASB amended existing guidance for fair value measurements and disclosures which requires disclosures for transfers in and out of Levels 1 and 2 fair value measurements and activity in Level 3 fair value measurements. The amendments in the guidance also clarify existing disclosures for level of disaggregation and disclosures about inputs and valuation techniques. The amendments in the guidance also include conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. The guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The effect of adopting this new guidance did not have any material effect on the Company’s operating results or financial condition.

NOTE 7.  FAIR VALUE DISCLOSURES

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities:  Securities available for sale are valued primarily by a third party pricing service. The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). These models utilize the market approach with standard inputs that include, but are not limited to benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. There were no transfers from or into Level 1, Level 2 or Level 3 during 2010.

Impaired loans:  Impaired loans with specific allocations of the allowance for loan losses are generally assessed against higher than normal discounted advance ratios of collateral as approved at time of funding, with consideration given for any supplemental credit support from guarantors. Consideration is given for the type and nature of collateral, as well as the anticipated liquidation value to develop a discount for the advance ratios on each credit.  Commercial real estate is generally discounted from its appraised value by 20-50% after various considerations including age of the appraisal, current net operating income realized, general market conditions where the property is located, type of property and potential buyer base.  The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant. Raw and finished inventory is discounted from its cost or book value by 35 to 65%, depending on the marketability of the goods.  Finished goods are generally discounted by 30-60%, depending on the ease of marketability, cost of transportation or scope of use of the finished good.  Work in process inventory is typically discounted by 50-100%, depending on the length of manufacturing time, types of components used in the completion process, and the breadth of the user base.  Equipment is valued at a percentage of depreciated book value or recent appraised value, if available, and is typically discounted at 30-70% after various considerations including age and condition of the equipment, marketability, breadth of use, and whether the equipment includes unique components or add-ons.  Marketable securities are discounted by 10-30%, depending on the type of investment, age of valuation report and general market conditions.  This methodology is based on a market approach and typically results in a Level 3 classification of the inputs for determining fair value.

Mortgage servicing rights:  As of March 31, 2010 the fair value of the Company’s Level 3 servicing assets for residential mortgage loans was $2.0 million.  These residential mortgage loans have a weighted average interest rate of 5.55%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana.  A valuation model is used to estimate fair value, which is based on an income approach.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.  The most significant assumption used to value MSRs is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment rates.  At March 31, 2010 the constant prepayment speed (PSA) used was 335 and the discount rate used was 9.5%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2010
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

U.S. Treasury securities	$ 1,000	$ 0	$ 0	$ 1,000
U.S. Government agencies	0	0	0	0
Residential mortgage-backed securities	0	283,965	0	283,965
Non-agency residential mortgage-backed securities	0	70,002	0	70,002
State and municipal securities	0	67,724	0	67,724

Total assets	$ 1,000	$ 421,691	$ 0	$ 422,691

	December 31, 2009
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

U.S. Treasury securities	$ 992	$ 0	$ 0	$ 992
U.S. Government agencies	0	4,610	0	4,610
Residential mortgage-backed securities	0	270,796	0	270,796
Non-agency residential mortgage-backed securities	0	72,495	0	72,495
State and municipal securities	0	61,135	0	61,135

Total assets	$ 992	$ 409,036	$ 0	$ 410,028

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

March 31, 2010
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

Impaired loans	$ 0	$ 0	$ 29,991	$ 29,991
Mortgage servicing rights	0	0	1,121	1,121

Total assets	$ 0	$ 0	$ 31,112	$ 31,112

	December 31, 2009
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

Impaired loans	$ 0	$ 0	$ 23,435	$ 23,435
Mortgage servicing rights	0	0	73	73
Other real estate owned	0	0	102	102

Total assets	$ 0	$ 0	$ 23,610	$ 23,610

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $38.7 million, with a valuation allowance of $8.7 million, resulting in an additional provision for loan losses of $2.0 million for the three months ended March 31, 2010.  In addition, $62,000 in impairment of mortgage servicing rights, measured using Level 3 inputs within the fair value hierarchy, was recognized during the three months ended March 31, 2010.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$ 97,176	$ 97,176	$ 55,983	$ 55,983
Securities available for sale	422,691	422,691	410,028	410,028
Real estate mortgages held for sale	1,153	1,171	1,521	1,540
Loans, net	1,975,111	1,969,500	1,979,937	1,986,457
Federal Home Loan Bank stock	9,849	N/A	9,849	N/A
Federal Reserve Bank stock	3,420	N/A	3,420	N/A
Accrued interest receivable	9,121	9,121	8,590	8,590
Financial Liabilities:
Certificates of deposit	(1,048,232)	(1,056,028)	(866,763)	(870,727)
All other deposits	(982,920)	(982,920)	(984,362)	(984,362)
Securities sold under agreements to repurchase	(118,332)	(113,565)	(127,118)	(127,118)
Other short-term borrowings	(92,754)	(92,754)	(226,933)	(226,942)
Long-term borrowings	(40,041)	(41,323)	(40,042)	(41,353)
Subordinated debentures	(30,928)	(31,254)	(30,928)	(30,836)
Standby letters of credit	(358)	(358)	(284)	(284)
Accrued interest payable	(6,826)	(6,826)	(6,600)	(6,600)

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of March 31, 2010 and December 31, 2009. The estimated fair value for cash and cash equivalents, demand and savings deposits, variable rate loans, variable rate short term borrowings and accrued interest is considered to approximate cost. The fair value of Federal Home Loan Bank and Federal Reserve Bank stock is not determinable as there are restrictions on its transferability. The estimated fair value for fixed rate loans, certificates of deposit and fixed rate borrowings is based on discounted cash flows using current market rates applied to the estimated life. Real estate mortgages held for sale are based upon the actual contracted price for those loans sold but not yet delivered, or the current Federal Home Loan Mortgage Corporation price for normal delivery of mortgages with similar coupons and maturities at year-end. The fair value of subordinated debentures is based on the rates currently available to the Company with similar term and remaining maturity and credit spread. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The estimated fair value of other financial instruments approximate cost and are not considered significant to this presentation.

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

Subsequent to issue, the share count of the Warrant was adjusted to 198,269 due to a Qualified Equity Offering as more fully described in Note 9.

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

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). In this connection, as a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) voluntarily waived any claim against the U.S. Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the TARP Capital Purchase Program and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period the U.S. Treasury owns the Preferred Stock of the Company; and (ii) entered into a letter with the Company amending the Benefit Plans with respect to such Senior Executive Officers as may be necessary, during the period that the Treasury owns the Preferred Stock of the Company, as necessary to comply with Section 111(b) of the EESA.

NOTE 9. COMMON STOCK

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

NOTE 10. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income and related tax effects are as follows:

	Three months ended March 31,
	2010	2009	2008
Unrealized holding gain/(loss) on securities available for sale
arising during the period	$ 4,300	$ 1,394	$ 1,410
Reclassification adjustment for (gains)/losses included in net income	0	(2)	(28)
Reclassification adjustment for other than temporary impairment	171	0	0
Net securities gain /(loss) activity during the period	4,471	1,392	1,382
Tax effect	(1,791)	(555)	(544)
Net of tax amount	2,680	837	838

Net gain (loss) on defined benefit pension plans	(188)	0	0
Amortization of net actuarial loss	39	35	24
Net gain/(loss) activity during the period	(149)	35	24
Tax effect	151	(14)	(10)
Net of tax amount	2	21	14

Other comprehensive income/(loss), net of tax	$ 2,682	$ 858	$ 852

The following is a summary of the accumulated other comprehensive income balances, net of tax:

		Current
	Balance	Period	Balance
	at 12/31/09	Change	at 3/31/10

Unrealized loss on securities available for sale
without other than temporary impairment	$ (2,827)	$ 2,672	$ (155)
Unrealized loss on securities available for sale
with other than temporary impairment	(1,593)	8	(1,585)

Total unrealized loss on securities available for sale	(4,420)	2,680	(1,740)

Unrealized loss on defined benefit pension plans	(1,573)	2	(1,571)

Total	$ (5,993)	$ 2,682	$ (3,311)

NOTE 11. SUBSEQUENT EVENTS

There were no subsequent events that would have a material impact to the financial statements presented in this Form 10-Q.

NOTE 12. RECLASSIFICATIONS

Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassification had no effect on net income or stockholders’ equity as previously reported.

Part 1
LAKELAND FINANCIAL CORPORATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
and
RESULTS OF OPERATIONS

March 31, 2010

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in northern Indiana and a loan production office in Indianapolis, Indiana. The Company earned $6.0 million for the first three months of 2010, versus $3.9 million in the same period of 2009, an increase of 55.6%.  Net income was positively impacted by a $5.9 million increase in net interest income.  Offsetting this positive impact was an increase of $1.0 million in the provision for loan losses, a decrease of $723,000 in noninterest income and an increase of $361,000 in noninterest expense.  Basic earnings per common share for the first three months of 2010 were $0.32 per share, versus $0.29 per share for the first three months of 2009.  Diluted earnings per common share reflect the potential dilutive impact of stock options, stock awards and warrants.  Diluted earnings per common share for the first three months of 2010 were $0.32 per share, versus $0.29 for the first three months of 2009.  Basic and diluted earnings per share for the first three months of 2010 and 2009 were impacted by $805,000 and $290,000, respectively, in dividends and accretion of discount on preferred stock.  Earnings per share for the first three months of 2010 were also impacted by the Company’s issuance of 3.6 million common shares during the fourth quarter of 2009.

RESULTS OF OPERATIONS

Net Interest Income

For the three-month period ended March 31, 2010, net interest income totaled $23.0 million, an increase of 35.0%, or $5.9 million, versus the first three months of 2009.  This increase was primarily due to a 74 basis point increase in the Company’s net interest margin to 3.86%, versus 3.12% for the first quarter of 2009.  In addition, average earning assets increased by $189.5 million, or 8.4%, to $2.445 billion in the first quarter of 2010, versus the first quarter of 2009.

Given the Company’s mix of interest earning assets and interest bearing liabilities at March 31, 2010, the Company would generally be considered to have a relatively neutral balance sheet structure.  The Company’s balance sheet structure would normally be expected to produce a stable or declining net interest margin in a declining rate environment.  As the Company’s balance sheet has become more neutral in structure, management believes rate movements and other factors such as deposit mix, market deposit rate pricing and non-bank deposit products could have an impact on net interest margin.  Over time, the Company’s mix of deposits has shifted to more reliance on certificates of deposits, specifically public fund deposits and brokered deposits, and corporate and public fund money market and repurchase agreements, which generally carry a higher interest rate cost than other types of interest bearing deposits.  In addition, during the first quarter of 2009, the Company began using the Federal Reserve Bank’s Term Auction Facility.

During the first three months of 2010, total interest and dividend income increased by $2.3 million, or 8.3%, to $30.3 million, versus $27.9 million during the first three months of 2009.  This increase was primarily the result of an increase in average earning assets of $189.5 million, or 8.4%.  The tax equivalent yield on average earning assets was unchanged at 5.1% for the three-month periods ended March 31, 2010 and 2009.

During the first three months of 2010, loan interest income increased by $2.5 million, or 11.0%, to $25.4 million, versus $22.9 million during the first three months of 2009. The increase was driven by a $165.2 million, or 9.0%, increase in average daily loan balances.  In addition the tax equivalent yield on loans increased to 5.1%, versus 5.0% in the first three months of 2009.

The average daily securities balances for the first three months of 2010 increased $24.8 million, or 6.4%, to $414.0 million, versus $389.2 million for the same period of 2009. During the same periods, income from securities decreased by $193,000, or 3.8%, to $4.9 million versus $5.1 million during the first three months of 2009. The decrease was primarily the result of a 49 basis point decrease in the tax equivalent yield on securities, to 5.1%, versus 5.6% in the first three months of 2009.

Despite the Company’s change in deposit mix to include higher paying deposit types, total interest expense decreased $3.6 million, or 33.2%, to $7.3 million for the three-month period ended March 31, 2010, from $10.9 million for the comparable period in 2009. The decrease was primarily the result of a 72 basis point decrease in the Company’s daily cost of funds to 1.3%, versus 2.0% for the same period of 2009.  This decrease was generally caused by lower interest rates in the Company’s market areas.

On an average daily basis, total deposits (including demand deposits) increased $19.2 million, or 1.0%, to $1.928 billion for the three-month period ended March 31, 2010, versus $1.909 billion during the same period in 2009.  On an average daily basis, noninterest bearing demand deposits were $240.7 million for the three-month period ended March 31, 2010, versus $217.7 million for the same period in 2009.  On an average daily basis, interest bearing transaction accounts increased $65.9 million, or 12.1%, to $611.9 million for the three-month period ended March 31, 2010, versus the same period in 2009.  When comparing the three months ended March 31, 2010 with the same period of 2009, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, decreased $104.1 million, primarily as a result of decreases in brokered time deposits and public fund certificates of deposit.  The rate paid on time deposit accounts decreased 117 basis points to 2.0% for the three-month period ended March 31, 2010, versus the same period in 2009.

The Company’s funding strategy is focused on leveraging its retail branch network to grow traditional retail deposits and on its presence with commercial customers and public fund entities in its Indiana markets.  In addition, the Company has utilized out of market deposit programs such as brokered certificates of deposit and the Certificate of Deposit Account Registry Service (CDARS) program.  Due to ongoing loan growth, the Company has expanded its funding strategy over time to include these out of market deposit programs.  The Company believes that these deposit programs represent an appropriate tool in the overall liquidity and funding strategy.  On an average daily basis, total brokered certificates of deposit decreased $121.1 million to $108.1 million for the three-month period ended March 31, 2010, versus $229.2 million for the same period in 2009.  On an average daily basis, total public fund certificates of deposit decreased $63.6 million to $155.7 million for the three-month period ended March 31, 2010, versus $219.3 million for the same period in 2009.  As noted above, the Company is also a member of the CDARS deposit program.  The program is a convenient way for participating customers to enjoy full FDIC insurance coverage on large certificates of deposit, and consists of a network of financial institutions which exchange funds.  The average daily balances of CDARS certificates of deposit were $101.4 million and $70.9 million, respectively, in the three months ended March 31, 2010 and 2009.  Availability of public fund deposits can be cyclical, primarily due to the timing differences between when real estate property taxes are collected versus when those tax revenues are spent, as well as the intense competition for these funds.

Average daily balances of borrowings were $343.8 million during the three months ended March 31, 2010, versus $284.1 million during the same period of 2009, and the rate paid on borrowings decreased 75 basis points to 0.9%.  The increase in average borrowings was driven by increases of $114.8 million in borrowings under the Federal Reserve Bank’s Term Auction Facility (TAF).  The Company began utilizing TAF borrowings during the first quarter of 2009.  Average daily borrowings under the facility were $118.8 million and $4.0 million, respectively, during the three months ended March 31, 2010 and 2009.  The average rate paid was 0.3% during both periods.  During the first quarter of 2010, the Federal Reserve discontinued the TAF program and the Company’s last borrowing matured on April 8, 2010.  On an average daily basis, total deposits (including demand deposits) and purchased funds increased 3.6% when comparing the three-month period ended March 31, 2010 versus the same period in 2009.

As a result of the unprecedented instability in the financial markets during late 2008 and into 2009, the Company reviewed its liquidity plan and took several actions designed to provide for an appropriate funding strategy.  These actions included: actively communicating with correspondent banks who provide federal fund lines to ensure availability of these funds; use of brokered certificate of deposits, which have been readily available to the Company at competitive rates; increased allocation of collateral at the Federal Reserve Bank for borrowings under their programs; maintenance of collateral levels at the FHLB for borrowings under their programs at advantageous rates; participation in the CDARS deposit program and an increased focus on aggressively priced and structured core deposit programs offered by the Company, such as Rewards Checking and Savings.  The Company will continue to carefully monitor its liquidity planning and will make any necessary adjustments during this environment.

The following tables set forth consolidated information regarding average balances and rates:

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Three Months Ended March 31,
		2010			2009
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 2,007,769	$ 25,350	5.12%	$ 1,835,867	$ 22,789	5.03%
Tax exempt (1)	2,039	28	5.47	8,704	86	4.00
Investments: (1)
Available for sale	413,988	5,196	5.09	389,237	5,355	5.58
Short-term investments	19,860	8	0.16	20,036	9	0.18
Interest bearing deposits	1,502	6	1.62	1,840	7	1.54

Total earning assets	2,445,158	30,587	5.07%	2,255,684	28,246	5.08%

Nonearning assets:
Cash and due from banks	41,168	0		41,117	0
Premises and equipment	29,442	0		30,356	0
Other nonearning assets	90,704	0		77,552	0
Less allowance for loan losses	(33,778)	0		(19,493)	0

Total assets	$ 2,572,694	$ 30,587		$ 2,385,216	$ 28,246

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2010 and 2009. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended March 31, 2010 and 2009, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Three Months Ended March 31,
		2010			2009
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 97,211	$ 124	0.52%	$ 62,829	$ 4	0.03%
Interest bearing checking accounts	611,916	1,677	1.11	545,968	1,414	1.05
Time deposits:
In denominations under $100,000	324,666	2,016	2.52	366,487	3,165	3.50
In denominations over $100,000	653,393	2,698	1.67	715,664	5,173	2.93
Miscellaneous short-term borrowings	272,860	249	0.37	207,068	308	0.60
Long-term borrowings
and subordinated debentures	70,969	531	3.03	77,081	862	4.54

Total interest bearing liabilities	2,031,015	7,295	1.46%	1,975,097	10,926	3.69%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	240,685	0		217,716	0
Other liabilities	16,210	0		19,032	0
Stockholders' equity	284,784	0		173,371	0
Total liabilities and stockholders'
equity	$ 2,572,694	$ 7,295		$ 2,385,216	$ 10,926

Net interest differential - yield on
average daily earning assets		$ 23,292	3.86%		$ 17,320	3.12%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, provisions for loan losses of $5.5 million were recorded during the three-month period ended March 31, 2010, versus provisions of $4.5 million recorded during the same period of 2009. Factors impacting the provision included the amount and status of classified and watch list credits, the level of charge-offs, management’s overall view on current credit quality and the regional and national economic conditions impacting credit quality, the amount and status of impaired loans, the amount and status of past due accruing loans (90 days or more), and overall loan growth as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

Noninterest income categories for the three-month periods ended March 31, 2010 and 2009 are shown in the following table:

	Three Months Ended
	March 31,
			Percent
	2010	2009	Change

Wealth advisory fees	$ 792	$ 739	7.2%
Investment brokerage fees	545	458	19.0
Service charges on deposit accounts	1,858	1,910	(2.7)
Loan, insurance and service fees	920	784	17.3
Merchant card fee income	280	803	(65.1)
Other income	532	516	3.1
Mortgage banking income	91	360	(74.7)
Impairment on available-for-sale securities (includes total losses of $184,
net of $13 recognized in other comprehensive income, pre-tax)	(171)	0	(100.0)
Total noninterest income	$ 4,847	$ 5,570	(13.0)%

Noninterest income decreased $723,000 for the three-month period ended March 31, 2010, versus the same period in 2009.  The decline was driven by a $523,000 decrease in merchant card fee income related to a change in the processing of merchant credit card activities.  Prior to the third quarter of 2009, transaction driven revenue and expenses related to this category were reported on a gross basis in merchant card fee income in noninterest income and credit card interchange fees in noninterest expense.  Beginning in the second quarter of 2009, the Company began converting clients to a new third party processor for this activity.  As a result, only net revenues with the new processor are being recognized in merchant card fee income in noninterest income.  This change was driven by the agreement with the third party processor, and not due to any change in the Company’s accounting policies.  The Company also recognized $171,000 in a non-cash, other-than-temporary impairment, equal to credit losses, on available-for-sale securities, all of which were related to residential mortgage-backed securities.  In addition, mortgage banking income decreased by $269,000.  Recent increases in mortgage rates have led to fewer loans refinancing as well as a smaller pipeline of mortgage loan applications which, in turn, decrease the amount of mortgage income.

Noninterest Expense

Noninterest expense categories for the three-month periods ended March 31, 2010 and 2009 are shown in the following table:

	Three Months Ended
	March 31,
			Percent
	2010	2009	Change

Salaries and employee benefits	$ 7,511	$ 6,100	23.1%
Net occupancy expense	789	921	(14.3)
Equipment costs	529	500	5.8
Data processing fees and supplies	966	979	(1.3)
Credit card interchange	64	528	(87.9)
Other expense	3,189	3,659	(12.8)
Total noninterest expense	$ 13,048	$ 12,687	2.8%

Noninterest expense increased $361,000 in the three-month period ended March 31, 2010 versus the same periods of 2009.  Salaries and employee benefits increased by $1.4 million, or 23%, versus the first quarter of 2009.  This increase was significantly driven by higher performance based compensation accruals, which resulted from a combination of strong performance versus corporate objectives in the first quarter of 2010 and lower performance versus these criteria in the first quarter of 2009.  The Company also experienced increased health insurance costs during the first quarter of 2010.  Further contributing to the increase were staff additions, primarily in revenue generating positions.  Credit card interchange expense decreased due to the change in processing merchant credit card activities and net occupancy expense decreased due to lower maintenance costs.  In addition, other expense decreased due to lower telecommunications expense as well as lower professional fees.

Income Tax Expense

Income tax expense increased $1.7 million, or 112.5%, for the first three months of 2010, compared to the same period in 2009.  The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, increased to 34.8% during the first three months of 2010 compared to 28.1% during the same period of 2009.  The changes were driven by fluctuations in the percentage of revenue being derived from tax-advantaged sources in the first quarter of 2010, compared to the same period in 2009.

CRITICAL ACCOUNTING POLICIES

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances which could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of mortgage servicing rights and the valuation and other than temporary impairment of investment securities. The Company’s critical accounting policies are discussed in detail in the Annual Report for the year ended December 31, 2009 (incorporated by reference as part of the Company’s 10-K filing).

FINANCIAL CONDITION

Total assets of the Company were $2.619 billion as of March 31, 2010, an increase of $47.1 million, or 1.8%, when compared to $2.572 billion as of December 31, 2009.

Total cash and cash equivalents increased by $41.2 million, or 73.6%, to $97.2 million at March 31, 2010 from $56.0 million at December 31, 2009.

Total securities available-for-sale increased by $12.7 million, or 3.1%, to $422.7 million at March 31, 2010 from $410.0 million at December 31, 2009. The increase was a result of a number of transactions in the securities portfolio. Securities purchases totaled $35.1 million.  Offsetting this increase were securities paydowns totaling $21.3 million, maturities and calls of securities totaling $5.2 million and the fair market value of the securities portfolio increased by $4.5 million.  The increase in fair market value was due to higher market values for securities which are backed directly or indirectly by the federal government.  The investment portfolio is managed to limit the Company’s exposure to risk by containing mostly mortgage-backed securities, other securities which are either directly or indirectly backed by the federal government or a local municipal government and collateralized mortgage obligations rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.  As of March 31, 2010, the Company had $70.0 million of collateralized mortgage obligations which were not backed by the federal government, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.

Five of the 24 private label collateralized mortgage obligations are still rated AAA/Aaa as of March 31, 2010, but nineteen had been downgraded since the time of purchase by S&P, Fitch and/or Moody’s, including sixteen which were ranked below investment grade by one or more rating agencies.  The Company performs an independent analysis of the cash flows of these securities based on assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses.  Based upon the initial analysis, securities may be identified for further analysis computing the net present value and comparing it to the book value to determine if there is any other-than-temporary impairment to be recorded.  Based on the analyses as of March 31, 2010, the Company realized an additional $171,000 in other-than-temporary impairment, equal to projected credit losses, based on current cash flow analysis, on two of the 24 private label collateralized mortgage obligations.

Real estate mortgage loans held-for-sale decreased by $368,000, to $1.2 million at March 31, 2010 from $1.5 million at December 31, 2009. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the three months ended March 31, 2010, $13.3 million in real estate mortgages were originated for sale and $13.6 million in mortgages were sold.

Total loans, excluding real estate mortgage loans held-for-sale, decreased by $567,000 to $2.011 billion at March 31, 2010 from $2.012 billion at December 31, 2009. The portfolio breakdown at March 31, 2010 and December 31, 2009 reflected 84% commercial and industrial, including commercial real estate and agri-business, 13% residential real estate and home equity and 3% consumer loans.  The Company did not participate in the subprime mortgage lending markets and therefore did not have direct exposure to this sector as a lender.

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

Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors:  application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  The Company’s policy is to establish a specific allowance for loan losses for any assets classified as substandard or doubtful.  If an asset or portion thereof is classified as loss, the Company’s policy is to either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At March 31, 2010, on the basis of management’s review of the loan portfolio, the Company had loans totaling $180.6 million on the classified loan list versus $178.0 million on December 31, 2009. As of March 31, 2010, the Company had $64.8 million of assets classified special mention, $113.7 million classified as substandard, $369,000 classified as doubtful and $0 classified as loss as compared to $75.0 million, $100.6 million, $369,000 and $0 at December 31, 2009.  In addition, at March 31, 2010 the Company had seven loans accounted for as troubled debt restructurings – five mortgage loans totaling $800,000 with total allocations of $59,000, a $6.3 million commercial credit with an allocation of $2.9 million and a $7.3 million commercial credit with an allocation of $1.3 million.  The Company has no commitments to lend additional funds to any of the borrowers.  At December 31, 2009 the Company had two relationships accounted for as troubled debt restructurings – a $176,000 mortgage loan with an allocation of $35,000 and a $6.3 million commercial credit with an allocation of $2.5 million.

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

The allowance for loan losses increased 13.3%, or $4.2 million, from $32.1 million at December 31, 2009 to $36.3 million at March 31, 2010.  Pooled loan allocations increased $1.2 million from $10.2 million at December 31, 2009 to $11.4 million at March 31, 2010, which was primarily a result of the current level of charge-offs as well as management’s overall view on current credit quality.  Impaired loan allocations increased $2.1 million from $6.7 million at December 31, 2009 to $8.7 million at March 31, 2010 and other specific loan allocations increased $642,000 from $12.5 million at December 31, 2009 to $13.2 million at March 31, 2010.  This increase was primarily due to the higher classified loan balance.  The unallocated component of the allowance for loan losses increased $345,000 from $2.7 million at December 31, 2009 to $3.0 million at March 31, 2010, based on management’s assessment of economic and other qualitative factors impacting the loan portfolio, particularly the ongoing economic challenges in the Company’s market area.  Management believes the allowance for loan losses at March 31, 2010 was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Total impaired loans increased by $6.9 million to $38.7 million at March 31, 2010 from $31.8 million at December 31, 2009. The increase in the impaired loans category was primarily due to the addition of two commercial credits totaling $8.6 million.  Both are engaged in manufacturing.  The increase in impaired loans was partially offset by $931,000 in paydowns received on one commercial relationship.  Of the $38.7 million in impaired loans, $30.7 million were on nonaccrual status at March 31, 2010.  A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in the aggregate for smaller-balance loans of similar nature such as residential mortgage, and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The following table summarizes nonperforming assets at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans	$ 31,209	$ 30,518
Loans past due over 90 days and still accruing	1,069	190
Total nonperforming loans	32,278	30,708
Other real estate	700	872
Repossessions	15	2
Total nonperforming assets	$ 32,993	$ 31,582

Total impaired loans	$ 38,711	$ 31,838
Nonperforming loans to total loans	1.60%	1.53%
Nonperforming assets to total assets	1.26%	1.23%

Total nonperforming assets increased by $1.4 million, or 4.5%, to $33.0 million during the three-month period ended March 31, 2010.  The increase was primarily due to the addition of a $1.3 million nonaccrual commercial credit to the impaired loan category as well as an increase of  $879,000 in loans past due 90 days and still accruing, partially offset by a $931,000 paydown received on another nonaccrual commercial relationship.  Eight commercial relationships represented 79.9% of total nonperforming loans.  Two of the eight relationships are each less than $2.0 million.  A $6.9 million commercial relationship consisting of three loans represents the largest exposure in the nonperforming category.  The borrower is engaged in real estate development.   Borrower collateral, including real estate and the personal guarantees of its principals, support the credit.  The Company took a $1.7 million charge-off related to this credit in the fourth quarter of 2009, and no charge-offs have been taken in 2010.

A $6.3 million credit to a manufacturer tied to the housing industry represented the second largest exposure in the nonperforming category.  Borrower collateral including real estate, receivables, inventory and equipment support the credit, however, there are no guarantors.  The Company took a $906,000 charge-off related to this credit in 2008, and no charge-offs were taken in 2009 or in the first quarter of 2010.

A $2.8 million loan to a real estate holding company represents the third largest exposure in the nonperforming category.  The entity leased buildings used for manufacturing to an affiliated company which is now in bankruptcy.  Borrower collateral and personal guarantees support the credit.  The Company took a $1.1 million charge-off related to this credit in the third quarter of 2009, and no charge-offs have been taken in 2010.

A commercial relationship consisting of two loans totaling $2.7 million represents the fourth largest exposure in the nonperforming category.  The borrower is engaged in sales tied to the recreational vehicle industry as well as residential real estate development.  Borrower collateral, including real estate and the personal guarantees of its principals, support the credit.  The Company took $1.3 million in charge-offs related to this relationship during 2008, and no charge-offs were taken in 2009 or have been taken in 2010.

There can be no assurances that full repayment of the loans discussed above will result.  Management does not foresee a rapid recovery from the challenging economic conditions in the Company’s markets as certain industries, including residential and commercial real estate development, recreational vehicle and mobile home manufacturing and other regional industries continue to experience general slow-downs and negative growth.  The Company’s continued growth strategy promotes diversification among industries as well as a continued focus on enforcement of a strong credit environment and an aggressive position on loan work-out situations.  While the Company believes that the impact of these industry-specific issues affecting real estate development and recreational vehicle and mobile home manufacturers will be somewhat mitigated by its overall growth strategy, the economic recession impacting its entire geographic footprint will continue to present challenges.  Additionally, the Company’s overall asset quality position can be influenced by a small number of credits due to the focus on commercial lending activity and the granularity inherent in this strategy.

Total deposits increased by $180.0 million, or 9.7%, to $2.031 billion at March 31, 2010 from $1.851 billion at December 31, 2009. The increase resulted from increases of $143.8 million in public fund certificates of deposit of $100,000 or more, $60.4 million in brokered deposits, $26.9 million in money market accounts and $12.4 million in savings accounts.  Offsetting these increases were decreases of $25.9 million in interest bearing transaction accounts, $14.9 million in demand deposits, $14.8 million in CDARS certificates of deposit, $6.3 million in other certificates of deposit and $1.6 million in certificates of deposit of $100,000 and over.

Total short-term borrowings decreased by $143.0 million, or 40.4%, to $211.1 million at March 31, 2010 from $354.1 million at December 31, 2009.  The decrease resulted primarily from decreases of $125.0 million in other borrowings, primarily from short-term advances from the Federal Home Loan Bank of Indianapolis.  In addition, federal funds purchased decreased $9.6 million and securities sold under agreements to repurchase decreased by $8.8 million.

Total equity increased by $6.6 million, or 2.3%, to $286.5 million at March 31, 2010 from $280.0 million at December 31, 2009.  The increase in total equity resulted from net income of $6.0 million, plus the decrease in the accumulated other comprehensive loss of $2.7 million, less dividends of $3.2 million, plus $225,000 for stock issued through options exercised (including tax benefit), minus $95,000 for net treasury stock purchased plus $813,000 in stock compensation expense , comprised most of this increase.  The stock compensation expense component of the increase was related to the implementation of two long term incentive stock plans.  One plan became effective in March of 2009 and the other in January of 2010.

The FDIC’s risk based capital regulations require that all insured banking organizations maintain an 8.0% total risk based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk based capital ratio and a 10.0% total risk based capital ratio. All of the Bank’s ratios continue to be above these “well capitalized” levels. The Federal Reserve also has established minimum regulatory capital requirements for bank holding companies.  As of March 31, 2010, the Company had regulatory capital in excess of these minimum requirements with a Tier 1 leverage capital ratio, Tier 1 risk based capital ratio and total risk based capital ratio of 12.3%, 14.4% and 15.6%, respectively.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2009. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. March 31, 2010, the Company’s potential pretax exposure was within the Company’s policy limit, and not significantly different from December 31, 2009.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2010, there were no changes to the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

March 31, 2010

Part II - Other Information

Item 1. Legal proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routinelitigation incidental to their respective businesses.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1a. to Part I of the Company’s 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 31, 2010 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

January 1-31	4,458	$ 17.75	0	$ 0
February 1-28	953	17.17	0	0
March 1-31	0	0	0	0

Total	5,411	$ 17.65	0	$ 0

(a)	The shares purchased during the periods were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares were purchased in the ordinary course of business and consistent with past practice.

Item 3. Defaults Upon Senior Securities

            None

Item 4. Reserved

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

March 31, 2010

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: May 3, 2010	/s/ Michael L. Kubacki
Michael L. Kubacki – President and Chief
Executive Officer

Date: May 3, 2010	/s/ David M. Findlay
David M. Findlay – Executive Vice President
and Chief Financial Officer

Date: May 3, 2010	/s/ Teresa A. Bartman
Teresa A. Bartman – Senior Vice President-
Finance and Controller