Form 10-Q
period 2010-06-30
LAKELAND FINANCIAL CORP
filed 2010-08-04
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

LAKELAND FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	0-11487	35-1559596
(State or Other Jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation or Organization)		Identification No.)

202 East Center Street, P.O. Box 1387, Warsaw, Indiana 46581-1387
(Address of Principal Executive Offices)(Zip Code)

(574) 267-6144
Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X      No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer       Accelerated filer    X   Non-accelerated filer      (do not check if a smaller reporting company)   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No     X

Number of shares of common stock outstanding at July 31, 2010:  16,129,519

LAKELAND FINANCIAL CORPORATION
Form 10-Q Quarterly Report
Table of Contents

PART I.

PART II.

PART 1
LAKELAND FINANCIAL CORPORATION
ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2010 and December 31, 2009
(in thousands except for share data)

(Page 1 of 2)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$ 51,652	$ 48,964
Short-term investments	5,217	7,019
Total cash and cash equivalents	56,869	55,983

Securities available for sale (carried at fair value)	432,025	410,028
Real estate mortgage loans held for sale	1,472	1,521

Loans, net of allowance for loan losses of $37,364 and $32,073	2,020,363	1,979,937

Land, premises and equipment, net	29,249	29,576
Bank owned life insurance	37,175	36,639
Accrued income receivable	9,178	8,600
Goodwill	4,970	4,970
Other intangible assets	180	207
Other assets	42,028	44,044
Total assets	$ 2,633,509	$ 2,571,505

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2010 and December 31, 2009
(in thousands except for share data)

(Page 2 of 2)

	June 30,	December 31,
	2010	2009
	(Unaudited)
LIABILITIES AND EQUITY

LIABILITIES
Noninterest bearing deposits	$ 264,817	$ 259,415
Interest bearing deposits	1,866,314	1,591,710
Total deposits	2,131,131	1,851,125

Short-term borrowings
Federal funds purchased	71,300	9,600
Securities sold under agreements to repurchase	104,958	127,118
U.S. Treasury demand notes	2,427	2,333
Other short-term borrowings	0	215,000
Total short-term borrowings	178,685	354,051

Accrued expenses payable	13,638	14,040
Other liabilities	1,034	1,236
Long-term borrowings	40,041	40,042
Subordinated debentures	30,928	30,928
Total liabilities	2,395,457	2,291,422

EQUITY
Cumulative perpetual preferred stock: 1,000,000 shares authorized, no par value, $56,044 liquidation value
0 shares issued and outstanding as of June 30, 2010
56,044 shares issued and outstanding as of December 31, 2009	0	54,095
Common stock: 90,000,000 shares authorized, no par value
16,126,619 shares issued and 16,023,797 outstanding as of June 30, 2010
16,078,461 shares issued and 15,977,352 outstanding as of December 31, 2009	85,009	83,487
Retained earnings	153,996	149,945
Accumulated other comprehensive income (loss)	520	(5,993)
Treasury stock, at cost (2010 - 102,822 shares, 2009 - 101,109 shares)	(1,562)	(1,540)
Total stockholders' equity	237,963	279,994

Noncontrolling interest	89	89
Total equity	238,052	280,083
Total liabilities and equity	$ 2,633,509	$ 2,571,505

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Six Months Ended June 30, 2010 and 2009
(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
NET INTEREST INCOME
Interest and fees on loans
Taxable	$ 25,945	$ 23,751	$ 51,295	$ 46,540
Tax exempt	19	30	38	100
Interest and dividends on securities
Taxable	4,113	4,433	8,341	8,896
Tax exempt	708	604	1,353	1,207
Interest on short-term investments	27	12	41	28
Total interest income	30,812	28,830	61,068	56,771

Interest on deposits	6,933	8,278	13,448	18,033
Interest on borrowings
Short-term	188	265	437	573
Long-term	539	749	1,070	1,612
Total interest expense	7,660	9,292	14,955	20,218

NET INTEREST INCOME	23,152	19,538	46,113	36,553

Provision for loan losses	5,750	4,936	11,276	9,452

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	17,402	14,602	34,837	27,101

NONINTEREST INCOME
Wealth advisory fees	833	727	1,625	1,466
Investment brokerage fees	471	432	1,016	890
Service charges on deposit accounts	2,202	2,110	4,060	4,020
Loan, insurance and service fees	1,074	860	1,994	1,644
Merchant card fee income	303	840	583	1,643
Other income	483	437	1,015	953
Mortgage banking income	74	616	165	976
Other than temporary impairment on available-for-sale securities:
Total impairment losses recognized on securities	(81)	0	(252)	0
Loss recognized in other comprehensive income	0	0	0	0
Net impairment loss recognized in earnings	(81)	0	(252)	0
Total noninterest income	5,359	6,022	10,206	11,592

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Six Months Ended June 30, 2010 and 2009
(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
NONINTEREST EXPENSE
Salaries and employee benefits	7,559	7,089	15,070	13,189
Occupancy expense	699	720	1,488	1,641
Equipment costs	522	517	1,051	1,017
Data processing fees and supplies	960	1,005	1,926	1,984
Credit card interchange	49	523	113	1,051
Other expense	3,636	4,299	6,825	7,958
Total noninterest expense	13,425	14,153	26,473	26,840

INCOME BEFORE INCOME TAX EXPENSE	9,336	6,471	18,570	11,853

Income tax expense	3,117	2,011	6,330	3,523

NET INCOME	$ 6,219	$ 4,460	$ 12,240	$ 8,330

Dividends and accretion of discount on preferred stock	2,382	800	3,187	1,090

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 3,837	$ 3,660	$ 9,053	$ 7,240

BASIC WEIGHTED AVERAGE COMMON SHARES	16,114,408	12,416,710	16,103,080	12,409,146

BASIC EARNINGS PER COMMON SHARE	$ 0.24	$ 0.29	$ 0.56	$ 0.58

DILUTED WEIGHTED AVERAGE COMMON SHARES	16,212,460	12,515,196	16,195,254	12,512,890

DILUTED EARNINGS PER COMMON SHARE	$ 0.24	$ 0.29	$ 0.56	$ 0.58

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2010 and 2009
(in thousands except for share and per share data)
(Unaudited)

				Accumulated
				Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2009	$ 0	$ 22,085	$ 141,371	$ (12,024)	$ (1,552)	$ 149,880
Comprehensive income:
Net income			8,330			8,330
Other comprehensive income (loss), net of tax				2,065		2,065
Comprehensive income						10,395
Common stock cash dividends declared, $.31 per share			(3,844)			(3,844)
Treasury shares purchased under deferred directors' plan
(5,669 shares)		123			(123)	0
Treasury stock sold and distributed under deferred directors'
plan (16,547 shares)		(243)			243	0
Stock activity under stock compensation plans (44,250 shares)		476				476
Stock compensation expense		125				125
Issuance of 56,044 shares of preferred stock at discount	53,759					53,759
Issuance of warrant to purchase 396,538 shares of common stock		2,285				2,285
Accretion of preferred stock discount	132		(132)			0
Preferred stock dividend paid and/or accrued			(972)			(972)
Balance at June 30, 2009	$ 53,891	$ 24,851	$ 144,753	$ (9,959)	$ (1,432)	$ 212,104

Balance at January 1, 2010	$ 54,095	$ 83,487	$ 149,945	$ (5,993)	$ (1,540)	$ 279,994
Comprehensive income:
Net income			12,240			12,240
Other comprehensive income (loss), net of tax				6,513		6,513
Comprehensive income						18,753
Common stock cash dividends declared, $.31 per share			(4,989)			(4,989)
Treasury shares purchased under deferred directors' plan
(6,190 shares)		112			(112)	0
Treasury shares sold and distributed under deferred directors' plan
(4,477 shares)		(90)			90	0
Stock activity under stock compensation plans (48,158 shares)		530				530
Stock compensation expense		970				970
Redemption of 56,044 shares of preferred stock	(56,044)					(56,044)
Accretion of preferred stock discount	1,949		(1,949)			0
Preferred stock dividend paid and/or accrued			(1,251)			(1,251)
Balance at June 30, 2010	$ 0	$ 85,009	$ 153,996	$ 520	$ (1,562)	$ 237,963

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(in thousands)
(Unaudited)
(Page 1 of 2)

	2010	2009
Cash flows from operating activities:
Net income	$ 12,240	$ 8,330
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,110	1,107
Provision for loan losses	11,276	9,452
Loss on sale and write down of other real estate owned	17	70
Amortization of intangible assets	27	103
Amortization of loan servicing rights	291	289
Net change in loan servicing rights valuation allowance	130	125
Loans originated for sale	(25,735)	(71,018)
Net gain on sales of loans	(600)	(1,174)
Proceeds from sale of loans	26,154	66,333
Impairment on available for sale securities	252	0
Net securities amortization	707	81
Stock compensation expense	970	125
Earnings on life insurance	(522)	(327)
Tax benefit of stock option exercises	(160)	(115)
Net change:
Accrued income receivable	(578)	(115)
Accrued expenses payable	(377)	1,947
Other assets	(2,909)	882
Other liabilities	260	(453)
Total adjustments	10,313	7,312
Net cash from operating activities	22,553	15,642

Cash flows from investing activities:
Proceeds from maturities, calls and principal paydowns of
securities available for sale	48,311	62,987
Purchases of securities available for sale	(60,374)	(62,746)
Purchase of life insurance	(14)	(84)
Net increase in total loans	(51,900)	(51,994)
Proceeds from sales of land, premises and equipment	0	0
Purchases of land, premises and equipment	(783)	(923)
Proceeds from sales of other real estate	670	172
Net cash from investing activities	(64,090)	(52,588)

(Continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(in thousands)
(Unaudited)
(Page 2 of 2)

	2010	2009
Cash flows from financing activities:
Net increase (decrease) in total deposits	280,006	(150,163)
Net increase (decrease) in short-term borrowings	(175,366)	162,955
Payments on long-term borrowings	(1)	(50,001)
Common dividends paid	(4,989)	(3,844)
Preferred dividends paid	(1,601)	(622)
Redemption of preferred stock	(56,044)	0
Proceeds from issuance of preferred stock and warrant	0	56,044
Proceeds from stock option exercise	530	476
Purchase of treasury stock	(112)	(123)
Net cash from financing activities	42,423	14,722
Net change in cash and cash equivalents	886	(22,224)
Cash and cash equivalents at beginning of the period	55,983	64,007
Cash and cash equivalents at end of the period	$ 56,869	$ 41,783
Cash paid during the period for:
Interest	$ 14,415	$ 18,104
Income taxes	10,740	3,700
Supplemental non-cash disclosures:
Loans transferred to other real estate	198	0

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

(Table amounts in thousands except for share and per share data)

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The 2009 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$ 6,219	$ 4,460	$ 12,240	$ 8,330
Dividends and accretion of discount on preferred stock	2,382	800	3,187	1,090
Net income available to common shareholders	$ 3,837	$ 3,660	$ 9,053	$ 7,240

Weighted average shares outstanding for basic earnings per common share	16,114,408	12,416,710	16,103,080	12,409,146
Dilutive effect of stock options and awards	98,052	98,486	92,174	103,744
Weighted average shares outstanding for diluted earnings per common share	16,212,460	12,515,196	16,195,254	12,512,890

Basic earnings per common share	$ 0.24	$ 0.29	$ 0.56	$ 0.58
Diluted earnings per common share	$ 0.24	$ 0.29	$ 0.56	$ 0.58

Stock options for 89,918 and 120,000 shares for the three month periods ended June 30, 2010 and June 30, 2009, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.  Stock options for 109,000 and 120,000 shares for the six month periods ended June 30, 2010 and June 30, 2009, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.  In addition, warrants for 198,269 shares for the periods ended June 30, 2010 and 2009, were not considered in computing diluted earnings per share because they were antidilutive.

NOTE 3. LOANS

	June 30,	December 31,
	2010	2009
Commercial and industrial loans	$ 727,047	$ 693,579
Commercial real estate – owner occupied	361,618	348,812
Commercial real estate – nonowner occupied	253,158	257,374
Commercial real estate - multifamily loans	25,153	26,558
Commercial real estate construction loans	195,990	166,959
Agri-business and agricultural loans	183,137	206,252
Residential real estate mortgage loans	90,118	95,211
Home equity loans	167,420	161,594
Installment loans and other consumer loans	55,280	57,478
Subtotal	2,058,921	2,013,817
Less: Allowance for loan losses	(37,364)	(32,073)
Net deferred loan fees	(1,194)	(1,807)
Loans, net	$ 2,020,363	$ 1,979,937

Impaired loans (including troubled debt restructurings)	$ 41,008	$ 31,838
Amount of the allowance for loan losses allocated	$ 8,457	$ 6,658

Nonperforming loans	$ 30,725	$ 30,708

Nonperforming troubled debt restructured loans	$ 6,219	$ 6,521
Performing troubled debt restructured loans	8,417	0
Total troubled debt restructured loans	$ 14,636	$ 6,521

Allowance for loan losses to total loans	1.82%	1.59%

Changes in the allowance for loan losses are summarized as follows:

	Six Months Ended
	June 30,
	2010	2009
Balance at beginning of period	$ 32,073	$ 18,860
Provision for loan losses	11,276	9,452
Charge-offs	(6,377)	(3,450)
Recoveries	392	228
Net loans charged-off	(5,985)	(3,222)
Balance at end of period	$ 37,364	$ 25,090

NOTE 4. SECURITIES

Information related to the fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) is provided in the tables below.

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gain	Losses	Cost
June 30, 2010
U.S. Treasury securities	$ 1,033	$ 28	$ 0	$ 1,005
Residential mortgage-backed securities	293,487	12,279	(75)	281,283
Non-agency residential mortgage-backed securities	68,883	169	(11,057)	79,771
State and municipal securities	68,622	2,055	(104)	66,671
Total	$ 432,025	$ 14,531	$ (11,236)	$ 428,730

December 31, 2009
U.S. Treasury securities	$ 992	$ 0	$ (13)	$ 1,005
U.S. Government agencies	4,610	22	0	4,588
Residential mortgage-backed securities	270,796	7,598	(1,078)	264,276
Non-agency residential mortgage-backed securities	72,495	46	(15,933)	88,382
State and municipal securities	61,135	1,898	(138)	59,375
Total	$ 410,028	$ 9,564	$ (17,162)	$ 417,626

Information regarding the fair value of available for sale debt securities by maturity as of June 30, 2010 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

	Fair	Amort
	Value	Cost
Due in one year or less	$ 215	$ 215
Due after one year through five years	8,960	8,584
Due after five years through ten years	42,593	41,338
Due after ten years	17,887	17,539
	69,655	67,676
Mortgage-backed securities	362,370	361,054
Total debt securities	$ 432,025	$ 428,730

There were no security sales for the first six months in 2010 and 2009.  All of the gains and losses were from calls or maturities.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over estimated lives for mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $258.8 million and $226.9 million were pledged as of June 30, 2010 and 2009, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of June 30, 2010 and December 31, 2009 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2010

Mortgage-backed securities	$ 11,913	$ 75	$ 5	$ 0	$ 11,918	$ 75
Non-agency mortgage-backed securities	0	0	62,950	11,057	62,950	11,057
State and municipal securities	5,374	60	1,866	44	7,240	104
Total temporarily impaired	$ 17,287	$ 135	$ 64,821	$ 11,101	$ 82,108	$ 11,236

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2009

U.S. Treasury securities	$ 992	$ 13	$ 0	$ 0	$ 992	$ 13
Residential mortgage-backed securities	58,792	1,075	851	3	59,643	1,078
Non-agency residential mortgage-backed securities	0	0	69,022	15,933	69,022	15,933
State and municipal securities	7,257	102	445	36	7,702	138
Total temporarily impaired	$ 67,041	$ 1,190	$ 70,318	$ 15,972	$ 137,359	$ 17,162

The number of securities with unrealized losses as of June 30, 2010 and December 31, 2009 is presented below.
	Less than	12 months
	12 months	or more	Total
June 30, 2010

Mortgage-backed securities	10	1	11
Non-agency mortgage-backed securities	0	21	21
State and municipal securities	12	3	15
Total temporarily impaired	22	25	47

December 31, 2009

U.S. Treasury securities	1	0	1
Mortgage-backed securities	18	4	22
Non-agency mortgage-backed securities	0	23	23
State and municipal securities	15	1	16
Total temporarily impaired	34	28	62

All of the following are considered to determine whether or not the impairment of these securities is other-than-temporary. Eighty two percent of the securities are backed by the U.S. Government, government agencies, government sponsored agencies or are A rated or better, except for certain non-local municipal securities. Mortgage-backed securities which are not issued by the U.S. Government or government sponsored agencies (non-agency mortgage-backed securities) met specific criteria set by the Asset Liability Management Committee at their time of purchase, including having the highest rating available by either Moody’s or S&P. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed have been received. For the government, government-sponsored agency and municipal securities, management had no concerns of credit losses and there was nothing to indicate that full principal will not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and did not expect material losses given current market conditions unless the securities are sold, which at this time management does not have the intent to sell nor will it more likely than not be required to sell these securities before the recovery of their amortized cost basis.

As of June 30, 2010, the Company had $68.9 million of collateralized mortgage obligations which were not issued by the federal government or government sponsored agencies, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. At December 31, 2009, the Company had $72.5 million of these collateralized mortgage obligations.  Five of the 24 non-agency mortgage backed securities were still rated AAA/Aaa as of June 30, 2010, but 19 were downgraded by S&P, Fitch and/or Moody’s, including 16 which were ranked below investment grade by one or more rating agencies.  Since December 31, 2009, there have not been any downgrades on the five securities still rated AAA/Aaa and of the 19 that were below AAA/Aaa, four incurred further downgrades.

For these non-agency mortgage-backed securities, additional analysis is performed to determine if the impairment is temporary or other-than-temporary in which case impairment would need to be recorded for these securities. The Company performs an independent analysis of the cash flows of the individual securities based upon assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses.  Based upon the initial review, securities may be identified for further analysis computing the net present value using an appropriate discount rate (the current accounting yield) and comparing it to the book value of the security to determine if there is any other-than-temporary impairment that must be recorded. Based on this analysis of the non-agency mortgage-backed securities, the Company recorded an other-than-temporary impairment of $252,000 and $81,000, respectively, relating to four separate securities in the six-months and three-months ended June 30, 2010, which is equal to the credit loss, establishing a new, lower amortized cost basis.  Because management did not have the intent to sell nor did management believe that it was more likely than not they would be required to sell these securities before the recovery of their new, lower amortized cost basis, management did not consider the remaining unrealized losses of the investment securities to be other-than-temporarily impaired at June 30, 2010.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.  The table represents the three months and six months ended June 30, 2010.

Three Months Ended June 30, 2010	Accumulated Credit Losses
Balance April 1, 2010	$ 396
Additions related to other-than-temporary impairment losses not previously recognized	81
Balance June 30, 2010	$ 477

Six Months Ended June 30, 2010	Accumulated Credit Losses
Balance January 1, 2010	$ 225
Additions related to other-than-temporary impairment losses not previously recognized	252
Balance June 30, 2010	$ 477

Information on securities with at least one rating below investment grade as of June 30, 2010 is presented below.

							June 30, 2010	1-Month	3-Month	6-Month
		Other Than	June 30, 2010				Lowest	Constant	Constant	Constant
		Temporary	Par	Amortized	Fair	Unrealized	Credit	Default	Default	Default	Credit
Description	CUSIP	Impairment	Value	Cost	Value	Gain/(Loss)	Rating	Rate	Rate	Rate	Support
CWALT 2006-32CB A16	02147XAR8	No	$ 2,035	$ 1,939	$ 1,149	$ (790)	CCC	3.68	4.88	3.91	10.03
CWHL 2006-18 2A7	12543WAJ7	No	4,291	4,208	3,620	(588)	CCC	2.73	1.92	2.01	4.31
CWALT 2005-J10 1A7	12667G4N0	No	5,011	4,961	4,180	(781)	CCC	0.00	3.54	2.59	7.57
CWALT 2005-46CB A1	12667G6U2	No	4,411	4,205	3,101	(1,104)	CCC	2.00	1.85	2.00	4.65
CWALT 2005-J8 1A3	12667GJ20	No	6,182	5,927	5,184	(743)	Caa2	0.00	0.00	0.00	6.95
CHASE 2006-S3 1A5	16162XAE7	No	3,114	3,108	2,796	(312)	CCC	1.93	5.07	3.41	4.96
CHASE 2006-S2 2A5	16163BBA1	No	2,380	2,369	2,286	(83)	CCC	2.50	1.50	2.02	5.62
FHAMS 2006-FA1 1A3	32051GS63	No	3,578	3,481	3,064	(417)	CCC	5.50	4.59	4.62	3.19
GSR 2006-10F 1A1	36266WAC6	No	6,269	5,832	5,164	(668)	CCC	0.00	0.00	0.00	4.51
MANA 2007-F1 1A1	59023YAA2	No	3,301	3,236	2,714	(522)	CC	0.00	0.00	0.00	2.65
RALI 2006-QS4 A2	749228AB8	Yes	2,664	2,495	1,592	(903)	CC	14.55	7.62	8.17	0.00
RFMSI 2006-S5 A14	74957EAP2	Yes	4,047	3,927	3,261	(666)	CCC	5.06	3.77	3.73	3.27
RALI 2005-QS7 A5	761118AE8	No	5,327	5,064	4,052	(1,012)	CCC	0.88	5.95	5.83	10.64
RALI 2006-QS3 1A14	761118XS2	Yes	3,154	2,961	2,048	(913)	D	3.32	6.58	8.19	3.73
RAST 2006-A14C 1A2	76114BAB4	Yes	1,498	1,259	902	(357)	D	12.60	5.13	5.69	0.00
TBW 2006-2 3A1	878048AG2	No	2,702	2,609	2,394	(215)	D	0.00	2.37	6.58	0.00
			$ 59,964	$ 57,581	$ 47,507	$ (10,074)

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

NOTE 5. EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Six Months Ended June 30,
	Pension Benefits		SERP Benefits
	2010	2009	2010	2009
Interest cost	$ 68	$ 70	$ 34	$ 37
Expected return on plan assets	(78)	(97)	(42)	(50)
Recognized net actuarial loss	50	47	28	23
Net pension expense	$ 40	$ 20	$ 20	$ 10

	Three Months Ended June 30,
	Pension Benefits		SERP Benefits
	2010	2009	2010	2009
Interest cost	$ 34	$ 35	$ 17	$ 19
Expected return on plan assets	(39)	(49)	(21)	(25)
Recognized net actuarial loss	25	23	14	12
Net pension expense	$ 20	$ 9	$ 10	$ 6

The Company previously disclosed in its financial statements for the year ended December 31, 2009 that it did not expect to contribute to its pension or SERP plans in 2010.  No contributions were made to the pension plan and SERP plan as of June 30, 2010.

NOTE 6.  NEW ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB amended previous guidance relating to acquired loans that have evidence of credit deterioration upon acquisition accounted for within a pool, not resulting in the removal of those loans from the pool even if modifications of those loans would otherwise be considered a troubled debt restructuring.  Under the amendments, modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  This guidance is effective for modifications of acquired loans that have evidence of credit deterioration upon acquisition accounted for within a pool occurring in the first interim or annual period ending on or after July 15, 2010.  The effect of adopting this new guidance is not expected to have any material effect on the Company’s operating results or financial condition.

NOTE 7.  FAIR VALUE DISCLOSURES

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities:  Securities available for sale are valued primarily by a third party pricing service. The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). These models utilize the market approach with standard inputs that include, but are not limited to benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. There were no transfers from or into Level 1, Level 2 or Level 3 during the first six months of 2010.

Impaired loans:  Impaired loans with specific allocations of the allowance for loan losses are generally assessed against higher than normal discounted advance ratios of collateral as approved at the time of funding, with consideration given for any supplemental credit support from guarantors. Consideration is given for the type and nature of collateral, as well as the anticipated liquidation value to develop a discount for the advance ratios on each credit.  Commercial real estate is generally discounted from its appraised value by 20-50% after various considerations including age of the appraisal, current net operating income realized, general market conditions where the property is located, type of property and potential buyer base.  The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant. Raw and finished inventory is discounted from its cost or book value by 35-65%, depending on the marketability of the goods.  Finished goods are generally discounted by 30-60%, depending on the ease of marketability, cost of transportation or scope of use of the finished good.  Work in process inventory is typically discounted by 50-100%, depending on the length of manufacturing time, types of components used in the completion process, and the breadth of the user base.  Equipment is valued at a percentage of depreciated book value or recent appraised value, if available, and is typically discounted at 30-70% after various considerations including age and condition of the equipment, marketability, breadth of use, and whether the equipment includes unique components or add-ons.  Marketable securities are discounted by 10-30%, depending on the type of investment, age of valuation report and general market conditions.  This methodology is based on a market approach and typically results in a Level 3 classification of the inputs for determining fair value.

Mortgage servicing rights:  As of June 30, 2010 the fair value of the Company’s Level 3 servicing assets for residential mortgage loans was $1.8 million, some of which are not currently impaired and therefore carried at amortized cost.  These residential mortgage loans have a weighted average interest rate of 5.51%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana.  A valuation model is used to estimate fair value, which is based on an income approach.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.  The most significant assumption used to value MSRs is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment rates.  At June 30, 2010 the constant prepayment speed (PSA) used was 386 and the discount rate used was 9.5%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2010
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

U.S. Treasury securities	$ 1,033	$ 0	$ 0	$ 1,033
Residential mortgage-backed securities	0	293,487	0	293,487
Non-agency residential mortgage-backed securities	0	68,883	0	68,883
State and municipal securities	0	68,622	0	68,622

Total assets	$ 1,033	$ 430,992	$ 0	$ 432,025

	December 31, 2009
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

U.S. Treasury securities	$ 992	$ 0	$ 0	$ 992
U.S. Government agencies	0	4,610	0	4,610
Residential mortgage-backed securities	0	270,796	0	270,796
Non-agency residential mortgage-backed securities	0	72,495	0	72,495
State and municipal securities	0	61,135	0	61,135

Total assets	$ 992	$ 409,036	$ 0	$ 410,028

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

June 30, 2010
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

Impaired loans	$ 0	$ 0	$ 25,161	$ 25,161
Mortgage servicing rights	0	0	1,024	1,024

Total assets	$ 0	$ 0	$ 26,185	$ 26,185

	December 31, 2009
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

Impaired loans	$ 0	$ 0	$ 23,435	$ 23,435
Mortgage servicing rights	0	0	73	73
Other real estate owned	0	0	102	102

Total assets	$ 0	$ 0	$ 23,610	$ 23,610

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $32.8 million, with a valuation allowance of $7.6 million, resulting in an additional provision for loan losses of $949,000 and $186,000, respectively, for the six months and three months ended June 30, 2010.  In addition, $130,000 and $68,000, respectively, in impairment of mortgage servicing rights, measured using Level 3 inputs within the fair value hierarchy, was recognized during the six months and three months ended June 30, 2010.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$ 56,869	$ 56,869	$ 55,983	$ 55,983
Securities available for sale	432,025	432,025	410,028	410,028
Real estate mortgages held for sale	1,472	1,487	1,521	1,540
Loans, net	2,020,363	2,011,177	1,979,937	1,986,457
Federal Home Loan Bank stock	9,849	N/A	9,849	N/A
Federal Reserve Bank stock	3,420	N/A	3,420	N/A
Accrued interest receivable	9,178	9,178	8,590	8,590
Financial Liabilities:
Certificates of deposit	(1,064,621)	(1,073,694)	(866,763)	(870,727)
All other deposits	(1,066,510)	(1,066,510)	(984,362)	(984,362)
Securities sold under agreements to repurchase	(104,958)	(104,958)	(127,118)	(127,118)
Other short-term borrowings	(73,727)	(73,727)	(226,933)	(226,942)
Long-term borrowings	(40,041)	(42,015)	(40,042)	(41,353)
Subordinated debentures	(30,928)	(31,257)	(30,928)	(30,836)
Standby letters of credit	(345)	(345)	(284)	(284)
Accrued interest payable	(7,140)	(7,140)	(6,600)	(6,600)

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of June 30, 2010 and December 31, 2009. The estimated fair value for cash and cash equivalents, demand and savings deposits, variable rate loans, variable rate short term borrowings and accrued interest is considered to approximate cost. The fair value of Federal Home Loan Bank and Federal Reserve Bank stock is not determinable as there are restrictions on its transferability. The estimated fair value for fixed rate loans, certificates of deposit and fixed rate borrowings is based on discounted cash flows using current market rates applied to the estimated life. Real estate mortgages held for sale are based upon the actual contracted price for those loans sold but not yet delivered, or the current Federal Home Loan Mortgage Corporation price for normal delivery of mortgages with similar coupons and maturities at year-end. The fair value of subordinated debentures is based on the rates currently available to the Company with similar term and remaining maturity and credit spread. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The estimated fair value of other financial instruments approximate cost and are not considered significant to this presentation.

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

The Series A Preferred Stock qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum.  The Series A Preferred Stock was non-voting except with respect to certain matters affecting the rights of the holders thereof. The Series A Preferred Stock was valued using a discounting of cash flows at a 12% discount rate based on an average implied cost of equity over 5 years.

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

On June 9, 2010 the Company paid $56.0 million to redeem the 56,044 shares of Series A Preferred Stock issued and accreted the remaining unamortized discount on these shares.  The Company did not repurchase the Warrant.  Due to the redemption, all restrictions which had been imposed on the Company as a result of participating in the Capital Purchase Program, including restrictions on raising dividends and executive compensation, were terminated.

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

NOTE 10. COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available-for-sale and changes in the funded status of pension plans which are also recognized as separate components of equity.  Following is a summary of other comprehensive income for the three months and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$ 6,219	$ 4,460	$ 12,240	$ 8,330
Other comprehensive income
Change in securities available for sale:
Unrealized holding gain on securities available for sale
arising during the period	6,339	1,991	10,641	3,383
Reclassification adjustment for other-than temporary-impairment	81	0	252	0
Net securities gain activity during the period	6,420	1,991	10,893	3,383
Tax effect	(2,613)	(804)	(4,406)	(1,359)
Net of tax amount	3,807	1,187	6,487	2,024
Defined benefit pension plans:
Net gain/(loss) on defined benefit pension plans	0	0	(35)	0
Amortization of net actuarial loss	39	35	78	70
Net gain /(loss) activity during the period	39	35	43	70
Tax effect	(15)	(14)	(17)	(29)
Net of tax amount	24	21	26	41

Total other comprehensive income, net of tax	3,831	1,208	6,513	2,065

Comprehensive income	$ 10,050	$ 5,668	$ 18,753	$ 10,395

The following table summarizes the changes within each classification of accumulated other comprehensive income for the six months ended June 30, 2010 and 2009:

		Current
	Balance	Period	Balance
	at December 31, 2009	Change	at June 30, 2010

Unrealized gain/(loss) on securities available for sale
without other-than-temporary impairment	$ (2,814)	$ 6,570	$ 3,756
Unrealized loss on securities available for sale
with other-than-temporary impairment	(1,606)	(83)	(1,689)

Total unrealized gain/(loss) on securities available for sale	(4,420)	6,487	2,067

Unrealized loss on defined benefit pension plans	(1,573)	26	(1,547)

Total	$ (5,993)	$ 6,513	$ 520

Current
	Balance	Period	Balance
	at December 31, 2008	Change	at June 30, 2009

Unrealized loss on securities available for sale
without other-than-temporary impairment	$ (10,210)	$ 2,024	$ (8,186)

Unrealized loss on defined benefit pension plans	(1,814)	41	(1,773)

Total	$ (12,024)	$ 2,065	$ (9,959)

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

Part 1
LAKELAND FINANCIAL CORPORATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
and
RESULTS OF OPERATIONS

June 30, 2010

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in Northern Indiana and a loan production office in Indianapolis, Indiana. The Company earned $12.2 million for the first six months of 2010, versus $8.3 million in the same period of 2009, an increase of 46.9%.  Net income was positively impacted by a $9.6 million increase in net interest income and a $367,000 decrease in noninterest expense.  Offsetting these positive impacts was an increase of $1.8 million in the provision for loan losses and a decrease of $1.4 million in noninterest income.  Basic earnings per common share for the first six months of 2010 were $0.56 per share, versus $0.58 per share for the first six months of 2009.  Diluted earnings per common share reflect the potential dilutive impact of stock options, stock awards and warrants.  Diluted earnings per common share for the first six months of 2010 were $0.56 per share, versus $0.58 for the first six months of 2009.  Basic and diluted earnings per share for the first six months of 2010 and 2009 were impacted by $3.2 million and $1.1 million, respectively, in dividends and accretion of discount on preferred stock.  Earnings per share for the first six months of 2010 were also impacted by the Company’s issuance of 3.6 million common shares during the fourth quarter of 2009.

Net income for the second quarter of 2010 was $6.2 million, an increase of 39.4% versus $4.5 million for the comparable period of 2009.  The increase was driven by a $3.6 million increase in net interest income as well as a $728,000 decrease in noninterest expense.  Offsetting these positive impacts was an increase of $814,000 in the provision for loan losses, as well as a decrease of $663,000 in noninterest income.  Basic earnings per share for the second quarter of 2010 were $0.24 per share, versus $0.29 per share for the second quarter of 2009.  Diluted earnings per share for the second quarter of 2010 were $0.24 per share, versus $0.29 per share for the second quarter of 2009.  Basic and diluted earnings per share for the second quarter of 2010 and 2009 were impacted by $2.4 million and $800,000, respectively, in dividends and accretion of discount on preferred stock.  Earnings per share for the second quarter of 2010 were also impacted by the Company’s issuance of 3.6 million common shares during the fourth quarter of 2009.

Dividends and accretion of discount on preferred stock were higher during 2010 versus 2009 due largely to the Company’s June 9, 2010 redemption of the 56,044 shares of preferred stock issued to the U.S. Treasury Department in February 2009 under the Capital Purchase Program.  As a result of the redemption, the Company recognized a non-cash reduction in net income available to common shareholders of $1.8 million, which represents the remaining unamortized accretion of the discount on the preferred shares.  This non-cash item impacted net income available to common shareholders and earnings per share.

RESULTS OF OPERATIONS

Net Interest Income

For the six-month period ended June 30, 2010, net interest income totaled $46.1 million, an increase of 26.2%, or $9.6 million, versus the first six months of 2009.  This increase was primarily due to a 51 basis point increase in the Company’s net interest margin to 3.80%, versus 3.29% for the first six months of 2009.  In addition, average earning assets increased by $199.8 million, or 8.8%, to $2.480 billion in the first six months of 2010, versus the first six months of 2009.  For the three-month period ended June 30, 2010, net interest income totaled $23.2 million, an increase of 18.5%, or $3.6 million, versus the second quarter of 2009.  This increase was primarily due to a 30 basis point increase in the Company’s net interest margin to 3.75%, versus 3.45% for the second quarter of 2009.  In addition, average earning assets increased by $210.0 million, or 9.1%, to $2.515 billion in the second quarter of 2010, versus the second quarter of 2009.

Given the Company’s mix of interest earning assets and interest bearing liabilities at June 30, 2010, the Company would generally be considered to have a relatively neutral balance sheet structure.  The Company’s balance sheet structure would normally be expected to produce a stable or declining net interest margin in a declining rate environment.  As the Company’s balance sheet has become more neutral in structure, management believes rate movements and other factors such as deposit mix, market deposit rate pricing and non-bank deposit products could have an impact on net interest margin.  Over time, the Company’s mix of deposits has shifted to more reliance on certificates of deposits, specifically public fund deposits and brokered deposits, and corporate and public fund money market and repurchase agreements, which generally carry a higher interest rate cost than other types of interest bearing deposits.

During the first six months of 2010, total interest and dividend income increased by $4.3 million, or 7.6%, to $61.1 million, versus $56.8 million during the first six months of 2009.  This increase was primarily the result of an increase in average earning assets of $199.8 million, or 8.8%.  The tax equivalent yield on average earning assets decreased six basis points to 5.0% for the six-month period ended June 30, 2010 versus the same period of 2009.  During the second quarter of 2010, total interest and dividend income increased by $2.0 million, or 6.9%, to $30.8 million, versus $28.8 million during the second quarter of 2009.  This increase was primarily the result of an increase in average earning assets of $210.0 million, or 9.1%.  The tax equivalent yield on average earning assets decreased by 10 basis points to 5.0% for the second quarter of 2010 versus the same period of 2009.

During the first six months of 2010, loan interest income increased by $4.7 million, or 10.1%, to $51.3 million, versus $46.6 million during the first six months of 2009. The increase was driven by a $158.9 million, or 8.5%, increase in average daily loan balances.  In addition the tax equivalent yield on loans increased to 5.1%, versus 5.0% in the first six months of 2009.  During the second quarter of 2010, loan interest income increased by $2.2 million, or 9.2%, to $26.0 million, versus $23.8 million during the second quarter of 2009. The increase was driven by a $152.6 million, or 8.1%, increase in average daily loan balances.  In addition the tax equivalent yield on loans increased to 5.1%, versus 5.0% in the second quarter of 2009.

The average daily securities balances for the first six months of 2010 increased $28.3 million, or 7.2%, to $420.8 million, versus $392.5 million for the same period of 2009. During the same periods, income from securities decreased by $409,000, or 4.1%, to $9.7 million versus $10.1 million during the first six months of 2009.  The decrease was primarily the result of a 52 basis point decrease in the tax equivalent yield on securities, to 5.0%, versus 5.5% in the first six months of 2009. The average daily securities balances for the second quarter of 2010 increased $31.9 million, or 8.1%, to $427.6 million, versus $395.7 million for the same period of 2009.  During the second quarter of 2010, income from securities was $4.8 million, a decrease of $216,000, or 4.3%, versus the second quarter of 2009.  The decrease was primarily the result of a 55 basis point decrease in the tax equivalent yield on securities.

Despite the Company’s change in deposit mix to include higher paying deposit types, total interest expense decreased $5.3 million, or 26.0%, to $15.0 million for the six-month period ended June 30, 2010, from $20.2 million for the comparable period in 2009. The decrease was primarily the result of a 56 basis point decrease in the Company’s daily cost of funds to 1.3%, versus 1.9% for the same period of 2009.  This decrease was generally caused by lower interest rates in the Company’s market areas.  Total interest expense decreased $1.6 million, or 17.6%, to $7.7 million for the second quarter of 2010, versus $9.3 million for the second quarter of 2009.  The decrease was primarily the result of a 40 basis point decrease in the Company’s daily cost of funds to 1.3%, from 1.7% for the same period of 2009.

On an average daily basis, total deposits (including demand deposits) increased $147.5 million, or 7.9%, to $2.028 billion for the six-month period ended June 30, 2010, versus $1.881 billion during the same period in 2009.  The average daily balances for the second quarter of 2010 increased $274.5 million, or 14.8%, to $2.127 billion from $1.853 billion during the second quarter of 2009.  On an average daily basis, noninterest bearing demand deposits were $246.9 million for the six-month period ended June 30, 2010, versus $220.0 million for the same period in 2009.  The average daily noninterest bearing demand deposit balances for the second quarter of 2010 were $253.0 million, versus $222.2 million for the second quarter of 2009.  On an average daily basis, interest bearing transaction accounts increased $124.6 million, or 23.2%, to $661.6 million for the six-month period ended June 30, 2010, versus the same period in 2009.  Average daily interest bearing transaction accounts increased $182.5 million, or 34.6%, to $710.7 million for the second quarter of 2010, versus $528.1 million for the second quarter of 2009.  When comparing the six months ended June 30, 2010 with the same period of 2009, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, decreased $42.7 million, primarily as a result of decreases in brokered time deposits and public fund certificates of deposit.  The rate paid on time deposit accounts decreased 104 basis points to 1.9% for the six-month period ended June 30, 2010, versus the same period in 2009.  During the second quarter of 2010, the average daily balance of time deposits increased $18.0 million, and the rate paid decreased 89 basis points to 1.8%, versus the second quarter of 2009.  Despite the low interest rate environment, the Company has been able to attract and retain retail deposit customers through offering innovative deposit products such as Rewards Checking and Savings.  These products pay somewhat higher interest rates, but also encourage certain customer behaviors such as using debit cards and electronic statements, which have the effect of generating additional third-party fee income and reducing the Company’s processing costs.

The Company’s funding strategy is focused on leveraging its retail branch network to grow traditional retail deposits and on its presence with commercial customers and public fund entities in its Indiana markets.  In addition, the Company has utilized out of market deposit programs such as brokered certificates of deposit and the Certificate of Deposit Account Registry Service (CDARS) program.  Due to ongoing loan growth, the Company has expanded its funding strategy over time to include these out of market deposit programs.  The Company believes that these deposit programs represent an appropriate tool in the overall liquidity and funding strategy.  On an average daily basis, total brokered certificates of deposit decreased $49.4 million to $138.4 million for the six-month period ended June 30, 2010, versus $187.8 million for the same period in 2009.  During the second quarter of 2010, average daily brokered certificates of deposit were $168.4 million, versus $146.9 million during the second quarter of 2009.  On an average daily basis, total public fund certificates of deposit decreased $35.0 million to $176.8 million for the six-month period ended June 30, 2010, versus $211.9 million for the same period in 2009.  During the second quarter of 2010, average daily public fund certificates of deposit were $197.7 million, versus $204.5 million during the second quarter of 2009.  In addition, the Company had average public fund interest bearing transaction accounts of $78.6 million and $81.6 million, respectively, in the six months and three months ended June 30, 2010, versus $12.9 million and $12.6 million for the comparable periods of 2009.  Availability of public fund deposits can be cyclical, primarily due to the timing differences between when real estate property taxes are collected versus when those tax revenues are spent, as well as the intense competition for these funds.

Average daily balances of borrowings were $285.6 million during the six months ended June 30, 2010, versus $313.4 million during the same period of 2009, and the rate paid on borrowings decreased 35 basis points to 1.1%.  During the second quarter of 2010 the average daily balances of borrowings decreased $114.4 million to $228.0 million, versus $342.4 million for the same period of 2009, and the rate paid on borrowings increased nine basis points to 1.3%.  The decrease in average borrowings during the second quarter of 2010 was driven by decreases of $94.9 million in borrowings under the Federal Reserve Bank’s Term Auction Facility (TAF).  The Company began utilizing TAF borrowings during the first quarter of 2009.  Average daily borrowings under the facility were $6.9 million and $101.9 million, respectively, during the three months ended June 30, 2010 and 2009.  During the first quarter of 2010, the Federal Reserve discontinued the TAF program and the Company’s last borrowing matured on April 8, 2010.  On an average daily basis, total deposits (including demand deposits) and purchased funds increased 5.5% and 7.3%, respectively, when comparing the six-month and three-month periods ended June 30, 2010 versus the same period in 2009.

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

The following tables set forth consolidated information regarding average balances and rates:

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Six Months Ended June 30,
		2010			2009
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 2,025,194	$ 51,295	5.11%	$ 1,862,355	$ 46,540	5.04%
Tax exempt (1)	1,970	54	5.49	5,922	129	4.40
Investments: (1)
Available for sale	420,818	10,371	4.97	392,492	10,685	5.49
Short-term investments	30,119	30	0.20	17,737	14	0.16
Interest bearing deposits	1,994	11	1.11	1,813	14	1.56

Total earning assets	2,480,095	61,761	5.02%	2,280,319	57,383	5.08%

Nonearning assets:
Cash and due from banks	46,190	0		39,616	0
Premises and equipment	29,347	0		30,311	0
Other nonearning assets	90,479	0		76,624	0
Less allowance for loan losses	(35,527)	0		(20,846)	0

Total assets	$ 2,610,584	$ 61,761		$ 2,406,024	$ 57,383

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2010 and 2009. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the six months ended June 30, 2010 and 2009, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Six Months Ended June 30,
		2010			2009
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 103,646	$ 287	0.56%	$ 64,871	$ 6	0.02%
Interest bearing checking accounts	661,573	3,754	1.14	537,006	2,770	1.04
Time deposits:
In denominations under $100,000	321,020	3,876	2.43	367,740	6,092	3.34
In denominations over $100,000	694,980	5,531	1.60	690,956	9,165	2.67
Miscellaneous short-term borrowings	214,613	437	0.41	238,799	573	0.48
Long-term borrowings
and subordinated debentures	70,969	1,070	3.04	74,644	1,612	4.35

Total interest bearing liabilities	2,066,801	14,955	1.46%	1,974,016	20,218	2.07%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	246,892	0		219,993	0
Other liabilities	16,326	0		19,814	0
Stockholders' equity	280,565	0		192,201	0
Total liabilities and stockholders'
equity	$ 2,610,584	$ 14,955		$ 2,406,024	$ 20,218

Net interest differential - yield on
average daily earning assets		$ 46,806	3.80%		$ 37,165	3.29%

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Three Months Ended June 30,
		2010			2009
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 2,042,428	$ 25,945	5.10%	$ 1,888,553	$ 23,751	5.04%
Tax exempt (1)	1,901	26	5.51	3,171	42	5.29
Investments: (1)
Available for sale	427,573	5,170	4.85	395,711	5,327	5.40
Short-term investments	40,265	22	0.22	15,463	6	0.16
Interest bearing deposits	2,481	5	0.81	1,786	6	1.35

Total earning assets	2,514,648	31,168	4.97%	2,304,684	29,132	5.07%

Nonearning assets:
Cash and due from banks	51,157	0		38,131	0
Premises and equipment	29,252	0		30,267	0
Other nonearning assets	90,258	0		75,705	0
Less allowance for loan losses	(37,258)	0		(22,185)	0

Total assets	$ 2,648,057	$ 31,168		$ 2,426,602	$ 29,132

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2010 and 2009. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended June 30, 2010 and 2009, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Three Months Ended June 30,
		2010			2009
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 110,010	$ 163	0.59%	$ 66,889	$ 2	0.01%
Interest bearing checking accounts	710,683	2,077	1.17	528,144	1,357	1.03
Time deposits:
In denominations under $100,000	317,414	1,860	2.35	368,980	2,927	3.18
In denominations over $100,000	736,111	2,833	1.54	666,519	3,992	2.40
Miscellaneous short-term borrowings	157,006	188	0.48	270,182	265	0.39
Long-term borrowings
and subordinated debenture	70,969	539	3.05	72,233	749	4.17

Total interest bearing liabilities	2,102,193	7,660	1.47%	1,972,947	9,292	1.89%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	253,030	0		222,244	0
Other liabilities	16,441	0		20,587	0
Stockholders' equity	276,393	0		210,824	0
Total liabilities and stockholders'
equity	$ 2,648,057	$ 7,660		$ 2,426,602	$ 9,292

Net interest differential - yield on
average daily earning assets		$ 23,508	3.75%		$ 19,840	3.45%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, provisions for loan losses of $11.3 million and $5.8 million were recorded during the six-month and three-month periods ended June 30, 2010, versus provisions of $9.5 million and $4.9 million recorded during the same periods of 2009.  Factors impacting the provision included the amount and status of classified and watch list credits, the level of charge-offs, management’s overall view on current credit quality and the regional and national economic conditions impacting credit quality, the amount and status of impaired loans, the amount and status of past due accruing loans (90 days or more), and overall loan growth as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

Noninterest income categories for the six-month and three-month periods ended June 30, 2010 and 2009 are shown in the following table:

	Six Months Ended
	June 30,
			Percent
	2010	2009	Change

Wealth advisory fees	$ 1,625	$ 1,466	10.8%
Investment brokerage fees	1,016	890	14.2
Service charges on deposit accounts	4,060	4,020	1.0
Loan, insurance and service fees	1,994	1,644	21.3
Merchant card fee income	583	1,643	(64.5)
Other income	1,015	953	6.5
Mortgage banking income	165	976	(83.1)
Impairment on available-for-sale securities (includes total losses of $252,
net of $0 recognized in other comprehensive income, pre-tax)	(252)	0	(100.0)
Total noninterest income	$ 10,206	$ 11,592	(12.0)%

	Three Months Ended
	June 30,
			Percent
	2010	2009	Change

Wealth advisory fees	$ 833	$ 727	14.6%
Investment brokerage fees	471	432	9.0
Service charges on deposit accounts	2,202	2,110	4.4
Loan, insurance and service fees	1,074	860	24.9
Merchant card fee income	303	840	(63.9)
Other income	483	437	10.5
Mortgage banking income	74	616	(88.0)
Impairment on available-for-sale securities (includes total losses of $81,
net of $0 recognized in other comprehensive income, pre-tax)	(81)	0	(100.0)
Total noninterest income	$ 5,359	$ 6,022	(11.0)%

Noninterest income decreased $1.4 million and $663,000, respectively, for the six- month and three-month periods ended June 30, 2010, versus the same periods in 2009.  The declines were driven in the six-month and three-month periods ended June 30, 2010 by decreases of $1.1 million and $537,000, respectively, in merchant card fee income related to a change in the processing of merchant credit card activities.  Prior to the third quarter of 2009, transaction driven revenue and expenses related to this category were reported on a gross basis in merchant card fee income in noninterest income and credit card interchange fees in noninterest expense.  Beginning in the second quarter of 2009, the Company began converting clients to a new third party processor for this activity.  As a result, only net revenues with the new processor are being recognized in merchant card fee income in noninterest income.  This change was driven by the agreement with the third party processor, and not due to any change in the Company’s accounting policies.  The Company also recognized non-cash, other-than-temporary impairment, equal to credit losses, on available-for-sale securities, all of which were related to residential mortgage-backed securities.  In addition, mortgage banking income decreased by $811,000 and $542,000, respectively, in the six-month and three-month periods ended June 30, 2010 versus the same periods in 2009.  Increases in mortgage rates during the first quarter of 2010 have led to fewer loans refinancing as well as a smaller pipeline of mortgage loan applications which, in turn, decrease the amount of mortgage income.  Although mortgage rates declined toward the end of the second quarter, it is too early to tell if the lower rates will lead to increased mortgage loan activity during the remainder of 2010.

Noninterest Expense

Noninterest expense categories for the six-month and three-month periods ended June 30, 2010 and 2009 are shown in the following table:

	Six Months Ended
	June 30,
			Percent
	2010	2009	Change

Salaries and employee benefits	$ 15,070	$ 13,189	14.3%
Net occupancy expense	1,488	1,641	(9.3)
Equipment costs	1,051	1,017	3.3
Data processing fees and supplies	1,926	1,984	(2.9)
Credit card interchange	113	1,051	(89.2)
Other expense	6,825	7,958	(14.2)
Total noninterest expense	$ 26,473	$ 26,840	(1.4)%

	Three Months Ended
	June 30,
			Percent
	2010	2009	Change

Salaries and employee benefits	$ 7,559	$ 7,089	6.6%
Net occupancy expense	699	720	(2.9)
Equipment costs	522	517	1.0
Data processing fees and supplies	960	1,005	(4.5)
Credit card interchange	49	523	(90.6)
Other expense	3,636	4,299	(15.4)
Total noninterest expense	$ 13,425	$ 14,153	(5.1)%

Noninterest expense decreased $367,000 and $728,000, respectively, in the six-month and three-month periods ended June 30, 2010 versus the same periods of 2009.  Other expense decreased during the six- month and three month periods ended June 30, 2010, primarily due to lower FDIC insurance premiums, compared to the same periods of 2009, as the Company was subject to special FDIC assessments in 2009.  In addition, credit card interchange expense decreased due to the change in processing merchant credit card activities   Salaries and employee benefits increased by $1.8 million and $470,000, respectively, in the six-month and three-month periods ended June 30, 2010 versus the same periods of 2009.   These increases were significantly driven by higher performance based compensation accruals, which resulted from a combination of strong performance versus corporate objectives in the first six months of 2010 and lower performance versus these criteria in the first six months of 2009.

Income Tax Expense

Income tax expense increased $2.8 million, or 79.7%, for the first six months of 2010, compared to the same period in 2009.  The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, increased to 34.1% during the first six months of 2010 compared to 29.7% during the same period of 2009.  The combined tax expense increased to 33.4% in the second quarter of 2010, versus 31.1% during the same period of 2009.  The changes were driven by fluctuations in the percentage of revenue being derived from tax-advantaged sources in the six-month and three-month periods of 2010, compared to the same periods in 2009.

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

FINANCIAL CONDITION

Total assets of the Company were $2.634 billion as of June 30, 2010, an increase of $62.0 million, or 2.4%, when compared to $2.572 billion as of December 31, 2009.

Total cash and cash equivalents increased by $886,000, or 1.6%, to $56.9 million at June 30, 2010 from $56.0 million at December 31, 2009.

Total securities available-for-sale increased by $22.0 million, or 5.4%, to $432.0 million at June 30, 2010 from $410.0 million at December 31, 2009. The increase was a result of a number of transactions in the securities portfolio.  Securities purchases totaled $60.4 million.  Offsetting this increase were securities paydowns totaling $42.6 million and maturities and calls of securities totaling $5.7 million.  In addition, the fair market value of the securities portfolio increased by $10.9 million.  The increase in fair market value was due to higher market values for securities which are backed directly or indirectly by the federal government.  The investment portfolio is managed to limit the Company’s exposure to risk by containing mostly mortgage-backed securities, other securities which are either directly or indirectly backed by the federal government or a local municipal government and collateralized mortgage obligations rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.  As of June 30, 2010, the Company had $68.9 million of collateralized mortgage obligations which were not backed by the federal government, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.

Five of the 24 non-agency collateralized mortgage obligations are still rated AAA/Aaa as of June 30, 2010, but 19 had been downgraded since the time of purchase by S&P, Fitch and/or Moody’s, including 16 which were ranked below investment grade by one or more rating agencies.  The Company performs an independent analysis of the cash flows of these securities based on assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses.  Based upon the initial analysis, securities may be identified for further analysis computing the net present value and comparing it to the book value to determine if there is any other-than-temporary impairment to be recorded.  Based on the analyses as of June 30, 2010, the Company realized an additional $81,000 in the second quarter in other-than-temporary impairment, equal to projected credit losses, based on current cash flow analysis, on four of the 24 non-agency collateralized mortgage obligations.

Real estate mortgage loans held-for-sale were $1.5 million at June 30, 2010 and December 31, 2009. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the six months ended June 30, 2010, $25.7 million in real estate mortgages were originated for sale and $25.6 million in mortgages were sold.

Total loans, excluding real estate mortgage loans held-for-sale, increased by $45.7 million to $2.058 billion at June 30, 2010 from $2.012 billion at December 31, 2009. The portfolio breakdown at June 30, 2010 reflected 85% commercial and industrial, including commercial real estate and agri-business, 12% residential real estate and home equity and 3% consumer loans compared to 84% commercial and industrial, including commercial real estate and agri-business, 13% residential real estate and home equity and 3% consumer loans as of December 31, 2009.  The Company did not participate in the subprime mortgage lending markets and therefore did not have direct exposure to this sector as a lender.

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

Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors:  application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  The Company’s policy is to establish a specific allowance for loan losses for any assets classified as substandard or doubtful.  If an asset or portion thereof is classified as loss, the Company’s policy is to either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At June 30, 2010, on the basis of management’s review of the loan portfolio, the Company had loans totaling $172.6 million on the classified loan list versus $178.0 million on December 31, 2009. As of June 30, 2010, the Company had $66.8 million of assets classified special mention, $104.0 million classified as substandard, $0 classified as doubtful and $0 classified as loss as compared to $75.0 million, $100.6 million, $369,000 and $0 at December 31, 2009.  In addition, at June 30, 2010 the Company had eight loans totaling $14.6 million accounted for as troubled debt restructurings – six mortgage loans totaling $1.1 million with total allocations of $71,000, a $6.2 million commercial credit with an allocation of $3.0 million and a $7.3 million commercial credit with an allocation of $814,000.  The Company has no commitments to lend additional funds to any of the borrowers.  At December 31, 2009, the Company had two relationships totaling $6.5 million accounted for as troubled debt restructurings – a $176,000 mortgage loan with an allocation of $35,000 and a $6.3 million commercial credit with an allocation of $2.5 million.

Allowance estimates are developed by management taking into account actual loss experience, adjusted for current economic conditions. The Company discusses this methodology with regulatory authorities.  Allowance estimates are considered a prudent measurement of the risk in the Company’s loan portfolio and are applied to individual loans based on loan type. In accordance with current accounting guidance, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.

Net charge-offs totaled $4.7 million in the second quarter of 2010, versus $1.3 million during both the second quarter of 2009 and the first quarter of 2010.  Loan exposure to three borrowers represented $4.2 million, or 90%, of these charge offs.  $2.2 million of the charge offs were related to an operating line of credit and term loan extended to a manufacturing company which terminated operations during the quarter.  The Company has no additional exposure to this borrower.  The second loss of $1.1 million was a real estate loan connected to a manufacturing business that terminated operations.  The Company has remaining nonaccrual real estate loan exposure of $1.7 million to this borrower and expects that it will be transferred to other real estate in the third quarter of 2010 at the current carrying value.  The third loss of $0.9 million was an operating line of credit related to a manufacturer that terminated operations. The Company has no additional exposure to this borrower.  Loan exposure to the first borrower was current as of March 31, 2010 and the second and third loans were on nonaccrual as of that date.

The allowance for loan losses increased 16.5%, or $5.3 million, from $32.1 million at December 31, 2009 to $37.4 million at June 30, 2010.  Pooled loan allocations increased $1.6 million from $10.2 million at December 31, 2009 to $11.8 million at June 30, 2010, which was primarily a result of the current level of charge-offs as well as management’s overall view on current credit quality.  Impaired loan allocations increased $1.9 million from $6.7 million at December 31, 2009 to $8.5 million at June 30, 2010 and other specifically reviewed loan allocations increased $1.3 million from $12.5 million at December 31, 2009 to $13.8 million at June 30, 2010.  This increase was primarily due to the addition of two commercial credits to the impaired loans category as described below.  The unallocated component of the allowance for loan losses increased $612,000 from $2.7 million at December 31, 2009 to $3.3 million at June 30, 2010, based on management’s assessment of economic and other qualitative factors impacting the loan portfolio, particularly the ongoing economic challenges in the Company’s market area.  Management believed the allowance for loan losses at June 30, 2010 was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Total impaired loans increased by $9.2 million to $41.0 million at June 30, 2010 from $31.8 million at December 31, 2009. The increase in the impaired loans category was primarily due to the addition of two commercial credits totaling $10.6 million.  One is engaged in manufacturing and the other in transportation.  The increase in impaired loans was partially offset by $931,000 in paydowns received on one commercial relationship.  Of the $41.0 million in impaired loans, $29.3 million were on nonaccrual status at June 30, 2010.  A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in the aggregate for smaller-balance loans of similar nature such as residential mortgage, and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The following table summarizes nonperforming assets at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2010
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans including nonaccrual troubled debt restructured loans	$ 30,192	$ 30,518
Loans past due over 90 days and still accruing	533	190
Total nonperforming loans	$ 30,725	$ 30,708
Other real estate	382	872
Repossessions	14	2
Total nonperforming assets	$ 31,121	$ 31,582

Impaired loans including troubled debt restructurings	$ 41,008	$ 31,838

Nonperforming loans to total loans	1.49%	1.53%
Nonperforming assets to total assets	1.18%	1.23%

Nonperforming troubled debt restructured loans (included in nonaccrual loans)	$ 6,219	$ 6,521
Performing troubled debt restructured loans	8,417	0
Total troubled debt restructured loans	$ 14,636	$ 6,521

Total nonperforming assets decreased by $461,000, or 1.5%, to $31.1 million during the six-month period ended June 30, 2010.  The decrease was primarily due to the sale of a single piece of other real estate and the aforementioned charge-offs.  Eight commercial relationships represented 79.5% of total nonperforming loans.  Three of the eight relationships are each less than $2.0 million.  A $6.9 million commercial relationship consisting of three loans represents the largest exposure in the nonperforming category.  The borrower is engaged in real estate development.   Borrower collateral, including real estate and the personal guarantees of its principals, support the credit.  The Company took a $1.7 million charge-off related to this credit in the fourth quarter of 2009, and no charge-offs have been taken in 2010.

A $6.2 million credit to a manufacturer tied to the housing industry represented the second largest exposure in the nonperforming category.  The credit is accounted for as a troubled debt restructuring.  Borrower collateral including real estate, receivables, inventory and equipment support the credit, however, there are no guarantors.  The Company took a $906,000 charge-off related to this credit in 2008, and no charge-offs were taken in 2009 or have been taken in 2010.

A commercial relationship consisting of two loans totaling $2.7 million represents the third largest exposure in the nonperforming category.  The borrower is engaged in sales tied to the recreational vehicle industry as well as residential real estate development.  Borrower collateral, including real estate and the personal guarantees of its principals, support the credit.  The Company took $1.3 million in charge-offs related to this relationship during 2008, and no charge-offs were taken in 2009 or have been taken in 2010.

A $2.4 million loan to a real estate holding company represents the fourth largest exposure in the nonperforming category.  The entity leased facilities used for automobile sales to an affiliated company, which is now experiencing difficulties.  Borrower collateral and personal guarantees support the credit.  The Company took a $253,000 charge-off related to this credit in the fourth quarter of 2009, and no charge-offs have been taken in 2010.

There can be no assurances that full repayment of the loans discussed above will result.  Management does not foresee a rapid recovery from the challenging economic conditions in the Company’s markets as certain industries, including residential and commercial real estate development, recreational vehicle and mobile home manufacturing and other regional industries continue to experience general slow-downs and negative growth.  The Company’s growth strategy has promoted diversification among industries as well as a continued focus on enforcement of a strong credit environment and an aggressive position on loan work-out situations.  While the Company believes that the impact on the Company of these industry-specific issues affecting real estate development and recreational vehicle and mobile home manufacturers will be somewhat mitigated by the Company’s overall growth strategy, the economic recession impacting its entire geographic footprint will continue to present challenges.  Additionally, the Company’s overall asset quality position can be influenced by a small number of credits due to the focus on commercial lending activity and the granularity inherent in this strategy.

Total deposits increased by $280.0 million, or 15.1%, to $2.131 billion at June 30, 2010 from $1.851 billion at December 31, 2009. The increase resulted from increases of $140.7 million in brokered deposits, $97.1 million in public fund certificates of deposit of $100,000 or more, $33.7 million in money market accounts, $26.3 million in savings accounts, $16.7 million in interest bearing transaction accounts, $5.4 million in demand deposits and $2.5 million in certificates of deposit of $100,000 and over.  Offsetting these increases were decreases of $36.8 million in CDARS certificates of deposit and $5.6 million in other certificates of deposit.

Total short-term borrowings decreased by $175.4 million, or 49.5%, to $178.7 million at June 30, 2010 from $354.1 million at December 31, 2009.  The decrease resulted primarily from decreases of $215.0 million in other borrowings, primarily from short-term advances from the Federal Home Loan Bank of Indianapolis as well as the discontinuance of the Federal Reserve Bank’s Term Auction Facility.  In addition, securities sold under agreements to repurchase decreased by $22.2 million.  Offsetting these decreases were increases of $61.7 million in federal funds purchased.

Total equity decreased by $42.0 million, or 15.0%, to $238.1 million at June 30, 2010 from $280.0 million at December 31, 2009.  The decrease in total equity resulted from the Company’s June 2010 repayment of $56.0 million in preferred stock issued under the TARP Capital Purchase Program.  Additional impacts to equity were the result of net income of $12.2 million, plus the decrease in the accumulated other comprehensive loss of $6.5 million, less dividends of $6.2 million, plus $530,000 for stock issued through options exercised (including tax benefit), minus $112,000 for net treasury stock purchased plus $970,000 in stock compensation expense .  The stock compensation expense component of the increase was related to the implementation of two long term incentive stock plans.  One plan became effective in March of 2009 and the other in January of 2010.

The FDIC’s risk-based capital regulations require that all insured banking organizations maintain an 8.0% total risk-based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk-based capital ratio and a 10.0% total risk-based capital ratio. All of the Bank’s ratios continue to be above these “well capitalized” levels. The Federal Reserve also has established minimum regulatory capital requirements for bank holding companies.  As of June 30, 2010, the Company had regulatory capital in excess of these minimum requirements with a Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 9.9%, 11.8% and 13.0%, respectively.

RECENT LEGISLATION IMPACTING THE FINANCIAL SERVICES INDUSTRY

On July 21 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

•	Create a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation;

•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•
Establish strengthened capital standards for banks and bank holding companies, and disallow trust preferred securities from being included in a bank’s Tier 1 capital determination (subject to a grandfather provision for existing trust preferred securities);

•	Contain a series of provisions covering mortgage loan original standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments;

•
Require financial holding companies, such as the Company, to be well-capitalized and well-managed as of July 21, 2011. Bank holding companies and banks must also be both well-capitalized and well-managed in order to acquire banks located outside their home state;

•	Grant the Federal Reserve the power to regulate debit card interchange fees;

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

•
Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; and

•	Increase the authority of the Federal Reserve to examine the Company and its nonbank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Company and the Bank could require them to seek other sources of capital in the future.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1a. of Part I of our Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries.  These additional factors include, but are not limited to, the following:

•
Legislative or regulatory changes or actions, including the “Dodd-Frank Wall Street Reform and Consumer Protection Act” and the regulations required to be promulgated there under, which may adversely affect the business of the Company and its subsidiaries.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2010. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. As of June 30, 2010, the Company’s potential pretax exposure was within the Company’s policy limit, and not significantly different from December 31, 2009.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2010, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

June 30, 2010

Part II - Other Information

Item 1. Legal proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routinelitigation incidental to their respective businesses.

Item 1A. Risk Factors

Recently enacted regulatory reforms could have a significant impact on our business, financial condition and results of operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which is perhaps the most significant financial reform since the Great Depression.  While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions, the Act also contains many provisions which will affect smaller institutions such as ours in substantial and unpredictable ways.  Consequently, compliance with the Act’s provisions may curtail our revenue opportunities, increase our operating costs, require us to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect our business or financial results in the future.  Our management is actively reviewing the provisions of the Act and assessing its probable impact on our business, financial condition, and result of operations.  However, because many aspects of the Act are subject to future rulemaking, it is difficult to precisely anticipate its overall financial impact on the Company and its subsidiary bank at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 30, 2010 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

April 1-30	0	$ 0	0	$ 0
May 1-31	779	21.18	0	0
June 1-30	0	0	0	0

Total	779	$ 21.18	0	$ 0

(a)	The shares purchased during the periods were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares were purchased in the ordinary course of business and consistent with past practice.

Item 3. Defaults Upon Senior Securities

            None

Item 4. Removed and Reserved

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

June 30, 2010

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: August 2, 2010	/s/ Michael L. Kubacki
Michael L. Kubacki – President and Chief
Executive Officer

Date: August 2, 2010	/s/ David M. Findlay
David M. Findlay – Executive Vice President
and Chief Financial Officer

Date: August 2, 2010	/s/ Teresa A. Bartman
Teresa A. Bartman – Senior Vice President-
Finance and Controller