Form 10-Q
period 2010-09-30
LAKELAND FINANCIAL CORP
filed 2010-11-04
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer  _   Accelerated filer X   Non-accelerated filer _  (do not check if a smaller reporting company)   Smaller reporting company _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _   No  X

Number of shares of common stock outstanding at October 31, 2010:  16,132,569

LAKELAND FINANCIAL CORPORATION
Form 10-Q Quarterly Report
Table of Contents

PART I.

PART II.

PART 1
LAKELAND FINANCIAL CORPORATION
ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 and December 31, 2009
(in thousands except for share data)

(Page 1 of 2)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$ 61,313	$ 48,964
Short-term investments	65,534	7,019
Total cash and cash equivalents	126,847	55,983

Securities available for sale (carried at fair value)	442,735	410,028
Real estate mortgage loans held for sale	4,863	1,521

Loans, net of allowance for loan losses of $42,011 and $32,073	2,011,515	1,979,937

Land, premises and equipment, net	29,204	29,576
Bank owned life insurance	37,423	36,639
Accrued income receivable	9,179	8,600
Goodwill	4,970	4,970
Other intangible assets	166	207
Other assets	43,210	44,044
Total assets	$ 2,710,112	$ 2,571,505

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 and December 31, 2009
(in thousands except for share data)

(Page 2 of 2)

	September 30,	December 31,
	2010	2009
	(Unaudited)
LIABILITIES AND EQUITY

LIABILITIES
Noninterest bearing deposits	$ 312,126	$ 259,415
Interest bearing deposits	1,958,161	1,591,710
Total deposits	2,270,287	1,851,125

Short-term borrowings
Federal funds purchased	0	9,600
Securities sold under agreements to repurchase	106,903	127,118
U.S. Treasury demand notes	2,411	2,333
Other short-term borrowings	0	215,000
Total short-term borrowings	109,314	354,051

Accrued expenses payable	12,916	14,040
Other liabilities	1,099	1,236
Long-term borrowings	40,041	40,042
Subordinated debentures	30,928	30,928
Total liabilities	2,464,585	2,291,422

EQUITY
Cumulative perpetual preferred stock: 1,000,000 shares authorized, no par value, $56,044 liquidation value
56,044 shares issued and outstanding as of December 31, 2009	0	54,095
Common stock: 90,000,000 shares authorized, no par value
16,132,569 shares issued and 16,025,683 outstanding as of September 30, 2010
16,078,461 shares issued and 15,977,352 outstanding as of December 31, 2009	85,384	83,487
Retained earnings	158,017	149,945
Accumulated other comprehensive income(loss)	3,682	(5,993)
Treasury stock, at cost (2010 - 106,886 shares, 2009 - 101,109 shares)	(1,645)	(1,540)
Total stockholders' equity	245,438	279,994

Noncontrolling interest	89	89
Total equity	245,527	280,083
Total liabilities and equity	$ 2,710,112	$ 2,571,505

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
NET INTEREST INCOME
Interest and fees on loans
Taxable	$ 26,381	$ 24,561	$ 77,676	$ 71,101
Tax exempt	22	26	60	126
Interest and dividends on securities
Taxable	4,033	4,335	12,374	13,231
Tax exempt	669	597	2,022	1,804
Interest on short-term investments	19	11	60	39
Total interest income	31,124	29,530	92,192	86,301

Interest on deposits	7,194	7,431	20,642	25,464
Interest on borrowings
Short-term	150	268	587	841
Long-term	563	569	1,633	2,181
Total interest expense	7,907	8,268	22,862	28,486

NET INTEREST INCOME	23,217	21,262	69,330	57,815

Provision for loan losses	6,150	5,500	17,426	14,952

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	17,067	15,762	51,904	42,863

NONINTEREST INCOME
Wealth advisory fees	784	747	2,409	2,213
Investment brokerage fees	676	410	1,692	1,300
Service charges on deposit accounts	2,205	2,133	6,265	6,153
Loan, insurance and service fees	1,100	905	3,094	2,549
Merchant card fee income	263	536	846	2,179
Other income	491	506	1,506	1,459
Mortgage banking income	774	265	939	1,241
Net securities gains	4	2	4	2
Other than temporary impairment loss on available-for-sale securities:
Total impairment losses recognized on securities	(85)	(225)	(337)	(273)
Loss recognized in other comprehensive income	0	0	0	48
Net impairment loss recognized in earnings	(85)	(225)	(337)	(225)
Total noninterest income	6,212	5,279	16,418	16,871

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
NONINTEREST EXPENSE
Salaries and employee benefits	7,659	7,327	22,729	20,516
Occupancy expense	711	751	2,199	2,392
Equipment costs	517	571	1,568	1,588
Data processing fees and supplies	1,004	985	2,930	2,969
Credit card interchange	31	302	144	1,353
Other expense	3,707	3,161	10,532	11,119
Total noninterest expense	13,629	13,097	40,102	39,937

INCOME BEFORE INCOME TAX EXPENSE	9,650	7,944	28,220	19,797

Income tax expense	3,129	2,677	9,459	6,200

NET INCOME	$ 6,521	$ 5,267	$ 18,761	$ 13,597

Dividends and accretion of discount on preferred stock	0	801	3,187	1,891

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 6,521	$ 4,466	$ 15,574	$ 11,706

BASIC WEIGHTED AVERAGE COMMON SHARES	16,138,809	12,432,135	16,112,108	12,416,894

BASIC EARNINGS PER COMMON SHARE	$ 0.40	$ 0.36	$ 0.97	$ 0.94

DILUTED WEIGHTED AVERAGE COMMON SHARES	16,232,254	12,531,264	16,205,133	12,519,460

DILUTED EARNINGS PER COMMON SHARE	$ 0.40	$ 0.36	$ 0.96	$ 0.94

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2010 and 2009
(in thousands except for share and per share data)
(Unaudited)

				Accumulated
				Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2009	$ 0	$ 22,085	$ 141,371	$ (12,024)	$ (1,552)	$ 149,880
Comprehensive income:
Net income			13,597			13,597
Other comprehensive income (loss), net of tax				6,587		6,587
Comprehensive income						20,184
Common stock cash dividends declared, $.465 per share			(5,769)			(5,769)
Treasury shares purchased under deferred directors' plan
(10,653 shares)		215			(215)	0
Treasury stock sold and distributed under deferred directors'
plan (16,547 shares)		(243)			243	0
Stock activity under stock compensation plans (68,850 shares)		724				724
Stock compensation expense		233				233
Issuance of 56,044 shares of preferred stock at discount	53,759					53,759
Issuance of warrant to purchase 396,538 shares of common stock		2,285				2,285
Accretion of preferred stock discount	233		(233)			0
Preferred stock dividend paid and/or accrued			(1,671)			(1,671)
Balance at September 30, 2009	$ 53,992	$ 25,299	$ 147,295	$ (5,437)	$ (1,524)	$ 219,625

Balance at January 1, 2010	$ 54,095	$ 83,487	$ 149,945	$ (5,993)	$ (1,540)	$ 279,994
Comprehensive income:
Net income			18,761			18,761
Other comprehensive income (loss), net of tax				9,675		9,675
Comprehensive income						28,436
Common stock cash dividends declared, $.465 per share			(7,489)			(7,489)
Treasury shares purchased under deferred directors' plan
(10,254 shares)		195			(195)	0
Treasury shares sold and distributed under deferred directors' plan
(4,477 shares)		(90)			90	0
Stock activity under stock compensation plans (54,108 shares)		580				580
Stock compensation expense		1,212				1,212
Redemption of 56,044 shares of preferred stock	(56,044)					(56,044)
Accretion of preferred stock discount	1,949		(1,949)			0
Preferred stock dividend paid and/or accrued			(1,251)			(1,251)
Balance at September 30, 2010	$ 0	$ 85,384	$ 158,017	$ 3,682	$ (1,645)	$ 245,438

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(in thousands)
(Unaudited)
(Page 1 of 2)

	2010	2009
Cash flows from operating activities:
Net income	$ 18,761	$ 13,598
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,656	1,681
Provision for loan losses	17,426	14,952
Loss on sale and write down of other real estate owned	118	68
Amortization of intangible assets	41	154
Amortization of loan servicing rights	463	438
Net change in loan servicing rights valuation allowance	180	170
Loans originated for sale	(56,044)	(108,386)
Net gain on sales of loans	(1,255)	(1,713)
Proceeds from sale of loans	53,496	107,798
Net (gain)loss on sales of premises and equipment	4	(7)
Net gain on calls of securities available for sale	(4)	(2)
Impairment on available for sale securities	337	225
Net securities amortization	1,235	303
Stock compensation expense	1,212	233
Earnings on life insurance	(763)	(317)
Tax benefit of stock option exercises	(178)	(172)
Net change:
Accrued income receivable	(579)	(391)
Accrued expenses payable	(1,082)	(557)
Other assets	(3,028)	(1,284)
Other liabilities	408	(172)
Total adjustments	13,643	13,021
Net cash from operating activities	32,404	26,619

Cash flows from investing activities:
Proceeds from maturities, calls and principal paydowns of
securities available for sale	69,718	91,896
Purchases of securities available for sale	(87,929)	(102,018)
Purchase of life insurance	(21)	(100)
Net increase in total loans	(53,098)	(112,955)
Proceeds from sales of land, premises and equipment	0	15
Purchases of land, premises and equipment	(1,288)	(1,278)
Proceeds from sales of other real estate	1,403	255
Net cash from investing activities	(71,215)	(124,185)

(Continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(in thousands)
(Unaudited)
(Page 2 of 2)

	2010	2009
Cash flows from financing activities:
Net increase (decrease) in total deposits	419,162	(64,268)
Net increase (decrease) in short-term borrowings	(244,737)	137,626
Payments on long-term borrowings	(1)	(50,001)
Common dividends paid	(7,502)	(5,769)
Preferred dividends paid	(1,588)	(1,322)
Redemption of preferred stock	(56,044)	0
Proceeds from issuance of preferred stock and warrant	0	56,044
Proceeds from stock option exercise	580	724
Purchase of treasury stock	(195)	(215)
Net cash from financing activities	109,675	72,819
Net change in cash and cash equivalents	70,864	(24,747)
Cash and cash equivalents at beginning of the period	55,983	64,007
Cash and cash equivalents at end of the period	$ 126,847	$ 39,260
Cash paid during the period for:
Interest	$ 23,877	$ 28,778
Income taxes	13,583	7,705
Supplemental non-cash disclosures:
Loans transferred to other real estate	4,094	144

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The 2009 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$ 6,521	$ 5,267	$ 18,761	$ 13,597
Dividends and accretion of discount on preferred stock	0	801	3,187	1,891
Net income available to common shareholders	$ 6,521	$ 4,466	$ 15,574	$ 11,706

Weighted average shares outstanding for basic earnings per common share	16,138,809	12,432,135	16,112,108	12,416,894
Dilutive effect of stock options and awards	93,445	99,129	93,025	102,566
Weighted average shares outstanding for diluted earnings per common share	16,232,254	12,531,264	16,205,133	12,519,460

Basic earnings per common share	$ 0.40	$ 0.36	$ 0.97	$ 0.94
Diluted earnings per common share	$ 0.40	$ 0.36	$ 0.96	$ 0.94

Stock options for 95,000 and 120,102 shares for the three month periods ended September 30, 2010 and September 30, 2009, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.  Stock options for 109,000 and 121,000 shares for the nine month periods ended September 30, 2010 and September 30, 2009, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.  In addition, warrants for 198,269 and 396,538 shares for the periods ended September 30, 2010 and 2009, were not considered in computing diluted earnings per share because they were antidilutive.

NOTE 3. LOANS

	September 30,	December 31,
	2010	2009
Commercial and industrial loans	$ 738,303	$ 693,579
Commercial real estate – owner occupied	333,468	348,812
Commercial real estate – nonowner occupied	333,815	257,374
Commercial real estate - multifamily loans	23,955	26,558
Commercial real estate construction loans	120,359	166,959
Agri-business and agricultural loans	198,305	206,252
Residential real estate mortgage loans	87,210	95,211
Home equity loans	167,678	161,594
Installment loans and other consumer loans	51,400	57,478
Subtotal	2,054,493	2,013,817
Less: Allowance for loan losses	(42,011)	(32,073)
Net deferred loan fees	(967)	(1,807)
Loans, net	$ 2,011,515	$ 1,979,937

Note:  During the third quarter of 2010, the Company completed a review of the commercial real estate portfolio to ensure that the categorization of loans was accurate.  While the commercial real estate loan totals did not change, the review resulted in changes to the categorization of some loans.  Approximately $86 million of loans categorized as Commercial Real Estate Construction Loans were transferred to other categories.  Approximately $69 million of that total was transferred to Commercial Real Estate – Nonowner Occupied and approximately $17 million was transferred to Commercial Real Estate – Owner Occupied.  In addition, approximately $29 million of loans previously categorized as Commercial Real Estate – Owner Occupied were transferred to Commercial Real Estate – Nonowner Occupied.

	September 30,	December 31,
	2010	2009
Impaired loans with no allocated allowance for loan losses	$ 4,432	$ 1,745
Impaired loans with allocated allowance for loan losses	32,155	30,093
Total impaired loans	$ 36,587	$ 31,838

Amount of the allowance for loan losses allocated	$ 9,468	$ 6,658

Nonperforming loans	$ 25,880	$ 30,708

Accruing troubled debt restructured loans	$ 6,154	$ 6,521
Nonaccrual troubled debt restructured loans	8,071	0
Total troubled debt restructured loans	$ 14,225	$ 6,521

Loans past due 30 – 89 days	$ 4,880	$ 1,972
Loans past due 90 days or more	$ 145	$ 190

Allowance for loan losses to total loans	2.05%	1.59%

Subsequent to quarter end, loans past due 30 – 89 days increased by $12.4 million to $17.3 million due to the addition of one $9.1 million credit in the lodging industry.  The addition did not have an impact to the allowance for loan losses as of September 30, 2010.

Changes in the allowance for loan losses are summarized as follows:

	Nine Months Ended
	September 30,
	2010	2009
Balance at beginning of period	$ 32,073	$ 18,860
Provision for loan losses	17,426	14,952
Charge-offs	(8,097)	(5,338)
Recoveries	609	304
Net loans charged-off	(7,488)	(5,034)
Balance at end of period	$ 42,011	$ 28,778

NOTE 4. SECURITIES

Information related to the fair value and amortized cost of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) is provided in the tables below.

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gain	Losses	Cost
September 30, 2010
U.S. Treasury securities	$ 1,055	$ 51	$ 0	$ 1,004
U.S. Government agencies	0	0	0	0
Residential mortgage-backed securities	305,257	13,470	(166)	291,953
Non-agency residential mortgage-backed securities	66,819	353	(8,561)	75,027
State and municipal securities	69,604	3,343	(24)	66,285
Total	$ 442,735	$ 17,217	$ (8,751)	$ 434,269

December 31, 2009
U.S. Treasury securities	$ 992	$ 0	$ (13)	$ 1,005
U.S. Government agencies	4,610	22	0	4,588
Residential mortgage-backed securities	270,796	7,598	(1,078)	264,276
Non-agency residential mortgage-backed securities	72,495	46	(15,933)	88,382
State and municipal securities	61,135	1,898	(138)	59,375
Total	$ 410,028	$ 9,564	$ (17,162)	$ 417,626

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of September 30, 2010 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

	Fair	Amortized
	Value	Cost
Due in one year or less	$ 681	$ 673
Due after one year through five years	9,620	9,102
Due after five years through ten years	41,164	39,235
Due after ten years	19,194	18,279
	70,659	67,289
Mortgage-backed securities	372,076	366,980
Total debt securities	$ 442,735	$ 434,269

There were no security sales for the first nine months in 2010 and 2009.  All of the gains and losses were from calls or maturities.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over estimated lives for mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $243.9 million and $209.8 million were pledged as of September 30, 2010 and 2009, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of September 30, 2010 and December 31, 2009 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2010

Mortgage-backed securities	$ 31,960	$ 166	$ 0	$ 0	$ 31,960	$ 166
Non-agency residential mortgage-backed securities	0	0	53,612	8,561	53,612	8,561
State and municipal securities	1,007	5	463	19	1,469	24
Total temporarily impaired	$ 32,967	$ 171	$ 54,161	$ 8,580	$ 87,127	$ 8,751

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2009

U.S. Treasury securities	$ 992	$ 13	$ 0	$ 0	$ 992	$ 13
Residential mortgage-backed securities	58,792	1,075	851	3	59,643	1,078
Non-agency residential mortgage-backed securities	0	0	69,022	15,933	69,022	15,933
State and municipal securities	7,257	102	445	36	7,702	138
Total temporarily impaired	$ 67,041	$ 1,190	$ 70,318	$ 15,972	$ 137,359	$ 17,162

The number of securities with unrealized losses as of September 30, 2010 and December 31, 2009 is presented below.
	Less than	12 months
	12 months	or more	Total
September 30, 2010
Mortgage-backed securities	13	0	13
Non-agency residential mortgage-backed securities	0	18	18
State and municipal securities	2	1	3
Total temporarily impaired	15	19	34

December 31, 2009
U.S. Treasury securities	1	0	1
Mortgage-backed securities	18	4	22
Non-agency residential mortgage-backed securities	0	23	23
State and municipal securities	15	1	16
Total temporarily impaired	34	28	62

All of the following are considered to determine whether or not the impairment of these securities is other-than-temporary. Eighty five percent of the securities are backed by the U.S. Government, government agencies, government sponsored agencies or are A rated or better, except for certain non-local municipal securities. Mortgage-backed securities which are not issued by the U.S. Government or government sponsored agencies (non-agency residential mortgage-backed securities) met specific criteria set by the Asset Liability Management Committee at their time of purchase, including having the highest rating available by either Moody’s or S&P. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed have been received. For the government, government-sponsored agency and municipal securities, management did not have concerns of credit losses and there was nothing to indicate that full principal will not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and did not expect material losses given current market conditions unless the securities are sold, which at this time management does not have the intent to sell nor will it more likely than not be required to sell these securities before the recovery of their amortized cost basis.

As of September 30, 2010, the Company had $66.8 million of collateralized mortgage obligations which were not issued by the federal government or government sponsored agencies, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. At December 31, 2009, the Company had $72.5 million of these collateralized mortgage obligations.  Five of the 24 non-agency mortgage backed securities were still rated AAA/Aaa as of September 30, 2010, but 19 were downgraded by S&P, Fitch and/or Moody’s, including 18 which were ranked below investment grade by one or more rating agencies.  Since December 31, 2009, there have not been any downgrades on the five securities still rated AAA/Aaa and of the 19 that were below AAA/Aaa, 17 incurred further downgrades.

For these non-agency residential mortgage-backed securities, additional analysis is performed to determine if the impairment is temporary or other-than-temporary in which case impairment would need to be recorded for these securities. The Company performs an independent analysis of the cash flows of the individual securities based upon assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses.  Based upon the initial review, securities may be identified for further analysis computing the net present value using an appropriate discount rate (the current accounting yield) and comparing it to the book value of the security to determine if there is any other-than-temporary impairment that must be recorded. Based on this analysis of the non-agency residential mortgage-backed securities, the Company recorded an other-than-temporary impairment of $337,000 and $85,000, respectively, relating to five separate securities in the nine-months and three-months ended September 30, 2010, which is equal to the credit loss, establishing a new, lower amortized cost basis.  Because management did not have the intent to sell these securities nor did management believe that it was more likely than not they would be required to sell these securities before the recovery of their new, lower amortized cost basis, management did not consider the remaining unrealized losses of the investment securities to be other-than-temporarily impaired at September 30, 2010.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.  The table represents the three months and nine months ended September 30, 2010.

Accumulated
Three Months Ended September 30, 2010	Credit Losses
Balance July 1, 2010	$ 477
Additions related to other-than-temporary impairment losses not previously recognized	61
Additional increases to the amount of credit loss for which other-than-temporary impairment was previously recognized	24
Balance September 30, 2010	$ 562

Accumulated
Nine Months Ended September 30, 2010	Credit Losses
Balance January 1, 2010	$ 225
Additions related to other-than-temporary impairment losses not previously recognized	113
Additional increases to the amount of credit loss for which other-than-temporary impairment was previously recognized	224
Balance September 30, 2010	$ 562

Information on securities with at least one rating below investment grade as of September 30, 2010 is presented below.

							September 30, 2010	1-Month	3-Month	6-Month
		Other Than	September 30, 2010				Lowest	Constant	Constant	Constant
		Temporary	Par	Book	Market	Unrealized	Credit	Default	Default	Default	Credit
Description	CUSIP	Impairment	Value	Value	Value	Gain/(Loss)	Rating	Rate	Rate	Rate	Support
CWALT 2006-32CB A16	02147XAR8	No	$ 1,959	$ 1,867	$ 1,178	$ (689)	CC	2.05	2.86	3.86	9.84
CWHL 2006-18 2A7	12543WAJ7	No	4,059	3,980	3,517	(463)	CC	3.42	3.28	2.57	4.13
CWALT 2005-J10 1A7	12667G4N0	No	5,011	4,961	4,379	(582)	Caa3	11.81	9.79	6.58	6.66
CWALT 2005-46CB A1	12667G6U2	No	4,226	4,029	3,075	(954)	CC	2.86	3.13	2.47	4.42
CWALT 2005-J8 1A3	12667GJ20	No	5,984	5,737	5,053	(684)	Caa2	10.05	3.45	1.71	6.78
CHASE 2005-S3 A4	16162WNE5	No	2,067	2,052	2,087	35	B1	0.00	0.37	1.27	4.43
CHASE 2006-S3 1A5	16162XAE7	No	2,805	2,800	2,583	(217)	CC	4.29	4.06	4.51	4.65
CHASE 2006-S2 2A5	16163BBA1	No	1,570	1,563	1,531	(32)	CCC	2.13	2.43	1.92	5.63
CMSI 2007-61A5	173103AE2	No	3,531	3,529	3,022	(507)	B1	0.00	0.00	0.00	6.71
FHAMS 2006-FA1 1A3	32051GS63	Yes	3,406	3,253	2,907	(346)	C	7.98	5.45	4.96	2.35
GSR 2006-10F 1A1	36266WAC6	No	5,937	5,523	5,106	(417)	CC	0.00	4.14	2.09	3.73
MANA 2007-F1 1A1	59023YAA2	No	3,144	3,083	2,684	(399)	C	0.00	0.00	0.00	1.64
RALI 2006-QS4 A2	749228AB8	Yes	2,610	2,435	1,696	(739)	D	7.14	9.40	8.47	0.00
RFMSI 2006-S5 A14	74957EAP2	Yes	3,654	3,541	3,023	(518)	CC	8.89	6.54	5.10	2.77
RALI 2005-QS7 A5	761118AE8	No	5,291	5,029	4,241	(788)	CCC	0.91	2.25	4.11	10.50
RALI 2006-QS3 1A14	761118XS2	Yes	3,065	2,853	2,114	(739)	D	7.17	6.94	6.74	2.39
RAST 2006-A14C 1A2	76114BAB4	Yes	1,457	1,217	937	(280)	D	7.95	9.71	7.40	0.00
TBW 2006-2 3A1	878048AG2	No	2,539	2,451	2,332	(119)	D	6.29	4.35	3.23	0.00
			$ 62,315	$ 59,903	$ 51,465	$ (8,438)

All of these securities are super senior or senior tranche non-agency residential mortgage-backed securities.  The credit support is the credit support percentage for a tranche from other subordinated tranches, which is the amount of principal in the subordinated tranches expressed as a percentage of the remaining principal in the super senior/senior tranche.  The super senior/senior tranches receive the prepayments and the subordinate tranches absorb the losses.  The super senior/senior tranches do not absorb losses until the subordinate tranches are gone.

The Company does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, it is management’s current intent and ability is to hold them until a recovery in fair value or maturity.

NOTE 5. EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Nine Months Ended September 30,
	Pension Benefits		SERP Benefits
	2010	2009	2010	2009
Interest cost	$ 106	$ 102	$ 51	$ 50
Expected return on plan assets	(125)	(117)	(61)	(63)
Recognized net actuarial loss	63	76	44	43
Net pension expense	$ 44	$ 61	$ 34	$ 30

	Three Months Ended September 30,
	Pension Benefits		SERP Benefits
	2010	2009	2010	2009
Interest cost	$ 38	$ 32	$ 17	$ 13
Expected return on plan assets	(47)	(20)	(19)	(13)
Recognized net actuarial loss	13	29	16	20
Net pension expense	$ 4	$ 41	$ 14	$ 20

The Company previously disclosed in its financial statements for the year ended December 31, 2009 that it did not expect to contribute to its pension or SERP plans in 2010.  No contributions were made to the pension plan and SERP plan as of September 30, 2010.

NOTE 6.  NEW ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB amended previous guidance relating to the disclosure of the allowance for credit losses and the credit quality of financing receivables.  The objective of the amendments is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. This update provides a list of amendments to existing disclosures on about financing receivables on a disaggregated basis with two levels – portfolio segment and class of financing receivable, as well as a list of additional disclosures about financing receivables.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The effect of adopting this new guidance is not expected to have any material effect on the Company’s operating results or financial condition.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities:  Securities available for sale are valued primarily by a third party pricing service. The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). These models utilize the market approach with standard inputs that include, but are not limited to benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. There were no transfers from or into Level 1, Level 2 or Level 3 during the first nine months of 2010.

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

Mortgage servicing rights:  As of September 30, 2010 the fair value of the Company’s Level 3 servicing assets for residential mortgage loans was $1.8 million, some of which are not currently impaired and therefore carried at amortized cost.  These residential mortgage loans have a weighted average interest rate of 5.39%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana.  A valuation model is used to estimate fair value, which is based on an income approach.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.  The most significant assumption used to value MSRs is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment rates.  At September 30, 2010 the constant prepayment speed (PSA) used was 433 and the discount rate used was 9.5%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	September 30, 2010
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

U.S. Treasury securities	$ 1,055	$ 0	$ 0	$ 1,055
Residential mortgage-backed securities	0	305,257	0	305,257
Non-agency residential mortgage-backed securities	0	66,819	0	66,819
State and municipal securities	0	69,604	0	69,604

Total assets	$ 1,055	$ 441,680	$ 0	$ 442,735

	December 31, 2009
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

U.S. Treasury securities	$ 992	$ 0	$ 0	$ 992
U.S. Government agencies	0	4,610	0	4,610
Residential mortgage-backed securities	0	270,796	0	270,796
Non-agency residential mortgage-backed securities	0	72,495	0	72,495
State and municipal securities	0	61,135	0	61,135

Total assets	$ 992	$ 409,036	$ 0	$ 410,028

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	September 30, 2010
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

Impaired loans	$ 0	$ 0	$ 20,079	$ 20,079
Mortgage servicing rights	0	0	984	984
Other real estate owned	0	0	50	50

Total assets	$ 0	$ 0	$ 21,113	$ 21,113

	December 31, 2009
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

Impaired loans	$ 0	$ 0	$ 23,435	$ 23,435
Mortgage servicing rights	0	0	73	73
Other real estate owned	0	0	102	102

Total assets	$ 0	$ 0	$ 23,610	$ 23,610

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $28.7 million, with a valuation allowance of $8.6 million, resulting in an additional provision for loan losses of $2.0 million and $1.0 million, respectively, for the nine months and three months ended September 30, 2010.  In addition, $180,000 and $50,000, respectively, in impairment of mortgage servicing rights, measured using Level 3 inputs within the fair value hierarchy, was recognized during the nine months and three months ended September 30, 2010.  The Company also recognized a $58,000 reduction in the value of other real estate owned during the nine months and three months ended September 30, 2010.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$ 126,847	$ 126,847	$ 55,983	$ 55,983
Securities available for sale	442,735	442,735	410,028	410,028
Real estate mortgages held for sale	4,863	4,917	1,521	1,540
Loans, net	2,011,515	2,002,182	1,979,937	1,986,457
Federal Home Loan Bank stock	9,849	N/A	9,849	N/A
Federal Reserve Bank stock	3,420	N/A	3,420	N/A
Accrued interest receivable	9,179	9,179	8,590	8,590
Financial Liabilities:
Certificates of deposit	(1,095,983)	(1,109,703)	(866,763)	(870,727)
All other deposits	(1,174,304)	(1,174,304)	(984,362)	(984,362)
Securities sold under agreements to repurchase	(106,903)	(106,903)	(127,118)	(127,118)
Other short-term borrowings	(2,411)	(2,411)	(226,933)	(226,942)
Long-term borrowings	(40,041)	(42,163)	(40,042)	(41,353)
Subordinated debentures	(30,928)	(31,253)	(30,928)	(30,836)
Standby letters of credit	(394)	(394)	(284)	(284)
Accrued interest payable	(5,585)	(5,585)	(6,600)	(6,600)

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of September 30, 2010 and December 31, 2009. The estimated fair value for cash and cash equivalents, demand and savings deposits, variable rate loans, variable rate short term borrowings and accrued interest is considered to approximate cost. The fair value of Federal Home Loan Bank and Federal Reserve Bank stock is not determinable as there are restrictions on its transferability. The estimated fair value for fixed rate loans, certificates of deposit and fixed rate borrowings is based on discounted cash flows using current market rates applied to the estimated life. Real estate mortgages held for sale are based upon the actual contracted price for those loans sold but not yet delivered, or the current Federal Home Loan Mortgage Corporation price for normal delivery of mortgages with similar coupons and maturities at year-end. The fair value of subordinated debentures is based on the rates currently available to the Company with similar term and remaining maturity and credit spread. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The estimated fair value of other financial instruments approximate cost and are not considered significant to this presentation.

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

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $21.20 per share of the Common Stock (trailing 20-day Lakeland average closing price as of December 17, 2008, which was the last trading day prior to date of receipt of Treasury’s preliminary approval for our participation in the Capital Purchase Program). The Warrant was valued by the Company using the Black Scholes model with the following assumptions:  Market Price of $17.45; Exercise Price of $21.20; Risk-free interest rate of 3.02%; Expected Life of 10 years; Expected Dividend rate on common stock of 4.5759% and volatility of common stock price of 41.8046%. This resulted in a value of $4.4433 per share.

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

NOTE 10. COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available-for-sale and changes in the funded status of pension plans which are also recognized as separate components of equity.  Following is a summary of other comprehensive income for the three months and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$ 6,521	$ 5,267	$ 18,761	$ 13,597
Other comprehensive income
Change in securities available for sale:
Unrealized holding gain on securities available for sale
arising during the period	5,092	7,099	15,731	10,482
Reclassification adjustment for (gains)/losses included in income	(4)	(2)	(4)	(2)
Reclassification adjustment for other than temporary impairment	85	225	337	225
Net securities gain activity during the period	5,173	7,322	16,064	10,705
Tax effect	(2,027)	(2,830)	(6,431)	(4,189)
Net of tax amount	3,146	4,492	9,633	6,516
Defined benefit pension plans:
Net gain(loss) on defined benefit pension plans	0	0	(35)	0
Amortization of net actuarial loss	29	49	107	119
Net gain /(loss) activity during the period	29	49	72	119
Tax effect	(13)	(19)	(30)	(48)
Net of tax amount	16	30	42	71

Total other comprehensive income, net of tax	3,162	4,522	9,675	6,587

Comprehensive income	$ 9,683	$ 9,789	$ 28,436	$ 20,184

The following table summarizes the changes within each classification of accumulated other comprehensive income for the nine months ended September 30, 2010 and 2009:

		Current
	Balance	Period	Balance
	at December 31, 2009	Change	at September 30, 2010
Unrealized gain(loss) on securities available for sale
without other than temporary impairment	$ (2,814)	$ 9,586	$ 6,772
Unrealized gain(loss) on securities available for sale
with other than temporary impairment	(1,606)	47	(1,559)

Total unrealized gain(loss) on securities available for sale	(4,420)	9,633	5,213

Unrealized loss on defined benefit pension plans	(1,573)	42	(1,531)

Total	$ (5,993)	$ 9,675	$ 3,682

		Current
	Balance	Period	Balance
	at December 31, 2008	Change	at September 30, 2009
Unrealized loss on securities available for sale
without other than temporary impairment	$ (10,210)	$ 8,066	$ (2,144)
Unrealized loss on securities available for sale
with other than temporary impairment	0	(1,550)	(1,550)

Total unrealized loss on securities available for sale	(10,210)	6,516	(3,694)

Unrealized loss on defined benefit pension plans	(1,814)	71	(1,743)

Total	$ (12,024)	$ 6,587	$ (5,437)

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

Part 1
LAKELAND FINANCIAL CORPORATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
and
RESULTS OF OPERATIONS

September 30, 2010

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in Northern Indiana and a loan production office in Indianapolis, Indiana. The Company earned $18.8 million for the first nine months of 2010, versus $13.6 million in the same period of 2009, an increase of 38.0%.  Net income was positively impacted by an $11.5 million increase in net interest income.  Offsetting this positive impact was an increase of $2.5 million in the provision for loan losses, a decrease of $453,000 in noninterest income and a $165,000 increase in noninterest expense.  Basic earnings per common share for the first nine months of 2010 were $0.97 per share, versus $0.94 per share for the first nine months of 2009.  Diluted earnings per common share reflect the potential dilutive impact of stock options, stock awards and warrants.  Diluted earnings per common share for the first nine months of 2010 were $0.96 per share, versus $0.94 for the first nine months of 2009.  Basic and diluted earnings per share for the first nine months of 2010 and 2009 were impacted by $3.2 million and $1.9 million, respectively, in dividends and accretion of discount on preferred stock.  Earnings per share for the first nine months of 2010 compared to the comparable period in 2009 were also impacted by the Company’s issuance of 3.6 million common shares during the fourth quarter of 2009.

Net income for the third quarter of 2010 was $6.5 million, an increase of 23.8% versus $5.3 million for the comparable period of 2009.  The increase was driven by a $2.0 million increase in net interest income as well as a $933,000 increase in noninterest income.  Offsetting these positive impacts was an increase of $650,000 in the provision for loan losses, as well as an increase of $532,000 in noninterest expense.  Basic earnings per share for the third quarter of 2010 were $0.40 per share, versus $0.36 per share for the third quarter of 2009.  Diluted earnings per share for the third quarter of 2010 were $0.40 per share, versus $0.36 per share for the third quarter of 2009.  Basic and diluted earnings per share for the third quarter of 2009 were impacted by $801,000 in dividends and accretion of discount on preferred stock.  Earnings per share for the third quarter of 2010 compared to the comparable period in 2009 were impacted by the Company’s issuance of 3.6 million common shares during the fourth quarter of 2009.

Dividends and accretion of discount on preferred stock were higher during 2010 versus 2009 due largely to the Company’s June 9, 2010 redemption of the 56,044 shares of preferred stock issued to the U.S. Treasury Department in February 2009 under the Capital Purchase Program.  As a result of the redemption, the Company recognized a non-cash reduction in net income available to common shareholders of $1.8 million, which represents the remaining unamortized accretion of the discount on the preferred shares.  This one-time non-cash item impacted net income available to common shareholders and earnings per share.

RESULTS OF OPERATIONS

Net Interest Income

For the nine-month period ended September 30, 2010, net interest income totaled $69.3 million, an increase of 19.9%, or $11.5 million, versus the first nine months of 2009.  This increase was primarily due to a $202.2 million, or 8.8%, increase in average earning assets to $2.497 billion.  In addition, the Company’s net interest margin improved to 3.77% for the nine month period ended September 30, 2010, versus 3.42% for the comparable period in 2009.  For the three-month period ended September 30, 2010, net interest income totaled $23.2 million, an increase of 9.2%, or $2.0 million, versus the third quarter of 2009.  This increase was primarily due to a $207.1 million, or 8.9%, increase in average earning assets to $2.529 billion.  The Company’s net interest margin was 3.70% for the third quarter of 2010, versus 3.69% for the third quarter of 2009.

Given the Company’s mix of interest earning assets and interest bearing liabilities at September 30, 2010, the Company would generally be considered to have a relatively neutral balance sheet structure.  The Company’s balance sheet structure would normally be expected to produce a stable or declining net interest margin in a declining rate environment.  As the Company’s balance sheet has become more neutral in structure, management believes rate movements and other factors such as deposit mix, market deposit rate pricing and non-bank deposit products could have an impact on net interest margin.  Over time, the Company’s mix of deposits has shifted to more reliance on certificates of deposits, specifically public fund deposits and brokered deposits, transaction accounts and corporate and public fund money market and repurchase agreements, which generally carry a higher interest rate cost than other types of interest bearing deposits.

During the first nine months of 2010, total interest and dividend income increased by $5.9 million, or 6.8%, to $92.2 million, versus $86.3 million during the first nine months of 2009.  This increase was primarily the result of an increase in average earning assets of $202.2 million, or 8.8%.  The tax equivalent yield on average earning assets decreased nine basis points to 5.0% for the nine-month period ended September 30, 2010 versus the same period of 2009.  During the third quarter of 2010, total interest and dividend income increased by $1.6 million, or 5.4%, to $31.1 million, versus $29.5 million during the third quarter of 2009.  This increase was primarily the result of an increase in average earning assets of $207.1 million, or 8.9%.  The tax equivalent yield on average earning assets decreased by 16 basis points to 4.9% for the third quarter of 2010 versus the same period of 2009.

During the first nine months of 2010, loan interest income increased by $6.5 million, or 9.1%, to $77.7 million, versus $71.2 million during the first nine months of 2009. The increase was driven by a $157.2 million, or 8.4%, increase in average daily loan balances.  During the third quarter of 2010, loan interest income increased by $1.8 million, or 7.4%, to $26.4 million, versus $24.6 million during the third quarter of 2009. The increase was driven by a $153.8 million, or 8.1%, increase in average daily loan balances.

The average daily securities balances for the first nine months of 2010 increased $30.6 million, or 7.7%, to $426.0 million, versus $395.4 million for the same period of 2009. During the same periods, income from securities decreased by $639,000, or 4.3%, to $14.4 million versus $15.0 million during the first nine months of 2009.  The decrease was primarily the result of a 55 basis point decrease in the tax equivalent yield on securities, to 4.8%, versus 5.4% in the first nine months of 2009. The average daily securities balances for the third quarter of 2010 increased $35.0 million, or 8.7%, to $436.2 million, versus $401.2 million for the same period of 2009.  During the third quarter of 2010, income from securities was $4.7 million, a decrease of $230,000, or 4.7%, versus the third quarter of 2009.  The decrease was primarily the result of a 59 basis point decrease in the tax equivalent yield on securities, which was 4.58% during the third quarter of 2010 versus 5.17% in the comparable period in 2009.

Despite the Company’s change in deposit mix to include higher paying deposit types, total interest expense decreased $5.6 million, or 19.7%, to $22.9 million for the nine-month period ended September 30, 2010, from $28.5 million for the comparable period in 2009. The decrease was primarily the result of a 43 basis point decrease in the Company’s daily cost of funds to 1.3%, versus 1.7% for the same period of 2009.  This decrease was generally caused by lower interest rates in the Company’s market areas and favaorble pricing on brokered certificates of deposit.  Total interest expense decreased $361,000, or 4.4%, to $7.9 million for the third quarter of 2010, versus $8.3 million for the third quarter of 2009.  The decrease was primarily the result of an 18 basis point decrease in the Company’s daily cost of funds to 1.3%, from 1.5% for the same period of 2009.

On an average daily basis, total deposits (including demand deposits) increased $228.4 million, or 12.3%, to $2.087 billion for the nine-month period ended September 30, 2010, versus $1.859 billion during the same period in 2009.  The average daily balances for the third quarter of 2010 increased $387.4 million, or 21.3%, to $2.204 billion from $1.817 billion during the third quarter of 2009.  On an average daily basis, noninterest bearing demand deposits were $257.1 million for the nine-month period ended September 30, 2010, versus $223.2 million for the same period in 2009.  The average daily noninterest bearing demand deposit balances for the third quarter of 2010 were $277.3 million, versus $229.6 million for the third quarter of 2009.  On an average daily basis, interest bearing transaction accounts increased $134.0 million, or 24.7%, to $676.5 million for the nine-month period ended September 30, 2010, versus the same period in 2009.  Average daily interest bearing transaction accounts increased $152.4 million, or 27.5%, to $706.0 million for the third quarter of 2010, versus $553.6 million for the third quarter of 2009.  When comparing the nine months ended September 30, 2010 with the same period of 2009, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, increased $14.7 million.  The rate paid on time deposit accounts decreased 96 basis points to 1.8% for the nine-month period ended September 30, 2010, versus the same period in 2009.  During the third quarter of 2010, the average daily balance of time deposits increased $127.6 million, and the rate paid decreased 76 basis points to 1.7%, versus the third quarter of 2009.  The increase in average time deposit balances during the third quarter of 2010 was primarily due to increases in brokered deposits and time deposits of $100,000 or more.  Despite the low interest rate environment, the Company has been able to attract and retain retail deposit customers through offering innovative deposit products such as Rewards Checking and Savings.  These products pay somewhat higher interest rates, but also encourage certain customer behaviors such as using debit cards and electronic statements, which have the effect of generating additional third-party fee income and reducing the Company’s processing costs.

The Company’s funding strategy is focused on leveraging its retail branch network to grow traditional retail deposits and on its presence with commercial customers and public fund entities in its Indiana markets.  In addition, the Company has utilized out of market deposit programs such as brokered certificates of deposit and the Certificate of Deposit Account Registry Service (CDARS) program.  Due to ongoing loan growth, the Company has expanded its funding strategy over time to include these out of market deposit programs.  The Company believes that these deposit programs represent an appropriate tool in the overall liquidity and funding strategy.  On an average daily basis, total brokered certificates of deposit increased $6.7 million to $166.9 million for the nine-month period ended September 30, 2010, versus $160.2 million for the same period in 2009.  During the third quarter of 2010, average daily brokered certificates of deposit were $223.0 million, versus $105.9 million during the third quarter of 2009.  On an average daily basis, total public fund certificates of deposit decreased $19.7 million to $181.9 million for the nine-month period ended September 30, 2010, versus $201.7 million for the same period in 2009.  During the third quarter of 2010, average daily public fund certificates of deposit were $191.9 million, versus $181.6 million during the third quarter of 2009.  In addition, the Company had average public fund interest bearing transaction accounts of $80.8 million and $85.3 million, respectively, in the nine months and three months ended September 30, 2010, versus $14.0 million and $16.1 million for the comparable periods of 2009.  Availability of public fund deposits can be cyclical, primarily due to the timing differences between when real estate property taxes are collected versus when those tax revenues are spent, as well as the intense competition for these funds.

Average daily balances of borrowings were $256.0 million during the nine months ended September 30, 2010, versus $338.2 million during the same period of 2009, and the rate paid on borrowings was unchanged at 1.2%.  During the third quarter of 2010 the average daily balances of borrowings decreased $189.3 million to $197.7 million, versus $387.0 million for the same period of 2009, and the rate paid on borrowings increased 57 basis points to 1.4%.  The decrease in average borrowings during 2010 was driven by the discontinuance of the Federal Reserve Bank’s Term Auction Facility (TAF).  The Company began utilizing TAF borrowings during the first quarter of 2009.  Average daily borrowings under the facility were $92.9 million and $171.1 million, respectively, during the nine months and three months ended September 30, 2009.  During the first quarter of 2010, the Federal Reserve discontinued the TAF program and the Company’s last borrowing matured on April 8, 2010.  On an average daily basis, total deposits (including demand deposits) and purchased funds increased 6.7% and 9.0%, respectively, when comparing the nine-month and three-month periods ended September 30, 2010 versus the same period in 2009.

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

The following tables set forth consolidated information regarding average balances and rates:

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Nine Months Ended September 30,
		2010			2009
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 2,036,216	$ 77,676	5.10%	$ 1,876,344	$ 71,101	5.07%
Tax exempt (1)	2,099	85	5.41	4,813	166	4.61
Investments: (1)
Available for sale	426,005	15,390	4.83	395,424	15,912	5.38
Short-term investments	30,365	37	0.16	16,176	19	0.16
Interest bearing deposits	1,975	23	1.56	1,654	20	1.62

Total earning assets	2,496,660	93,211	4.99%	2,294,411	87,218	5.08%

Nonearning assets:
Cash and due from banks	47,458	0		39,309	0
Premises and equipment	29,342	0		30,305	0
Other nonearning assets	90,459	0		76,135	0
Less allowance for loan losses	(36,684)	0		(22,738)	0

Total assets	$ 2,627,235	$ 93,211		$ 2,417,422	$ 87,218

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2010 and 2009. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the nine months ended September 30, 2010 and 2009, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Nine Months Ended September 30,
		2010			2009
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 111,605	$ 510	0.61%	$ 65,779	$ 11	0.02%
Interest bearing checking accounts	676,549	6,019	1.19	542,598	4,185	1.03
Time deposits:
In denominations under $100,000	321,180	5,596	2.33	363,758	8,654	3.18
In denominations over $100,000	720,964	8,517	1.58	663,679	12,614	2.54
Miscellaneous short-term borrowings	185,001	587	0.42	264,826	841	0.42
Long-term borrowings
and subordinated debentures	70,969	1,633	3.08	73,406	2,181	3.97

Total interest bearing liabilities	2,086,268	22,862	1.47%	1,974,046	28,486	1.93%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	257,126	0		223,228	0
Other liabilities	16,037	0		20,092	0
Stockholders' equity	267,804	0		200,056	0
Total liabilities and stockholders'
equity	$ 2,627,235	$ 22,862		$ 2,417,422	$ 28,486

Net interest differential - yield on
average daily earning assets		$ 70,349	3.77%		$ 58,732	3.42%

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Three Months Ended September 30,
		2010			2009
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 2,057,899	$ 26,381	5.09%	$ 1,903,864	$ 24,561	5.12%
Tax exempt (1)	2,353	31	5.29	2,632	35	5.26
Investments: (1)
Available for sale	436,211	5,036	4.58	401,192	5,228	5.17
Short-term investments	30,849	12	0.15	13,104	5	0.15
Interest bearing deposits	1,938	7	1.43	1,342	6	1.77

Total earning assets	2,529,250	31,467	4.94%	2,322,134	29,835	5.10%

Nonearning assets:
Cash and due from banks	49,953	0		38,705	0
Premises and equipment	29,333	0		30,293	0
Other nonearning assets	90,420	0		75,173	0
Less allowance for loan losses	(38,961)	0		(26,458)	0

Total assets	$ 2,659,995	$ 31,467		$ 2,439,847	$ 29,835

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2010 and 2009. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended September 30, 2010 and 2009, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Three Months Ended September 30,
		2010			2009
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 127,265	$ 224	0.70%	$ 67,567	$ 5	0.03%
Interest bearing checking accounts	706,014	2,265	1.27	553,599	1,415	1.01
Time deposits:
In denominations under $100,000	321,494	1,720	2.12	355,923	2,562	2.86
In denominations over $100,000	772,085	2,985	1.53	610,014	3,449	2.24
Miscellaneous short-term borrowings	126,742	150	0.47	316,033	268	0.34
Long-term borrowings
and subordinated debentures	70,969	563	3.15	70,970	569	3.18

Total interest bearing liabilities	2,124,569	7,907	1.48%	1,974,106	8,268	1.66%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	277,261	0		229,594	0
Other liabilities	15,468	0		20,639	0
Stockholders' equity	242,697	0		215,508	0
Total liabilities and stockholders'
equity	$ 2,659,995	$ 7,907		$ 2,439,847	$ 8,268

Net interest differential - yield on
average daily earning assets		$ 23,560	3.70%		$ 21,567	3.69%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, provisions for loan losses of $17.4 million and $6.2 million were recorded during the nine-month and three-month periods ended September 30, 2010, versus provisions of $15.0 million and $5.5 million recorded during the same periods of 2009.  Factors impacting the provision included the amount and status of classified and watch list credits, the level of charge-offs, management’s overall view on current credit quality and the regional and national economic conditions impacting credit quality, the amount and status of impaired loans, the amount and status of past due accruing loans (90 days or more), and overall loan growth as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

Noninterest income categories for the nine-month and three-month periods ended September 30, 2010 and 2009 are shown in the following table:

	Nine Months Ended
	September 30,
			Percent
	2010	2009	Change

Wealth advisory fees	$ 2,409	$ 2,213	8.9%
Investment brokerage fees	1,692	1,300	30.2
Service charges on deposit accounts	6,265	6,153	1.8
Loan, insurance and service fees	3,094	2,549	21.4
Merchant card fee income	846	2,179	(61.2)
Other income	1,506	1,459	3.2
Mortgage banking income	939	1,241	(24.3)
Net securities gains	4	2	100.0
Impairment on available-for-sale securities (includes total losses of $337 and $273,
net of $0 and $48 recognized in other comprehensive income, pre-tax)	(337)	(225)	49.8
Total noninterest income	$ 16,418	$ 16,871	(2.7)%

	Three Months Ended
	September 30,
			Percent
	2010	2009	Change

Wealth advisory fees	$ 784	$ 747	5.0%
Investment brokerage fees	676	410	64.9
Service charges on deposit accounts	2,205	2,133	3.4
Loan, insurance and service fees	1,100	905	21.5
Merchant card fee income	263	536	(50.9)
Other income	491	506	(3.0)
Mortgage banking income	774	265	192.1
Net securities gains	4	2	100.0
Impairment on available-for-sale securities (1)	(85)	(225)	(62.2)
Total noninterest income	$ 6,212	$ 5,279	17.7%

(1)	No losses were recognized in other comprehensive income for the periods ended September 30, 2010 and 2009.

Noninterest income decreased $453,000 and increased $933,000, respectively, for the nine-month and three-month periods ended September 30, 2010, versus the same periods in 2009.  The decline in the nine-month period was driven by a decrease of $1.3 million in merchant card fee income related to a change in the processing of merchant credit card activities.  Prior to the third quarter of 2009, transaction driven revenue and expenses related to this category were reported on a gross basis in merchant card fee income in noninterest income and credit card interchange fees in noninterest expense.  Beginning in the second quarter of 2009, the Company began converting clients to a new third party processor for this activity.  As a result, only net revenues with the new processor are being recognized in merchant card fee income in noninterest income.  This change was driven by the agreement with the third party processor, and not due to any change in the Company’s accounting policies.  The decrease in noninterest income in the nine-month period was partially offset by increases of $545,000 in loan, insurance and service fees driven by increased NSF fee activity and by higher debit card fees due to greater usage.  During 2010, the Company has added approximately 13,000 new accounts to its overdraft privileges program, of which approximately 11,000 were added in April 2010.  In addition, investment brokerage fees increased $392,000 due to higher trading volume.  The increase in noninterest income in the three-month period was driven by a $509,000 increase in mortgage banking income.  Recent declines in mortgage rates have led to greater numbers of loans refinancing as well as a larger pipeline of mortgage loan applications which, in turn, increased the amount of mortgage income.  Results for the third quarter of 2010 were also positively impacted by the increases in loan, insurance and service fees and investment brokerage fees.

Noninterest Expense

Noninterest expense categories for the nine-month and three-month periods ended September 30, 2010 and 2009 are shown in the following table:

	Nine Months Ended
	September 30,
			Percent
	2010	2009	Change

Salaries and employee benefits	$ 22,729	$ 20,516	10.8%
Occupancy expense	2,199	2,392	(8.1)
Equipment costs	1,568	1,588	(1.3)
Data processing fees and supplies	2,930	2,969	(1.3)
Credit card interchange	144	1,353	(89.4)
Other expense	10,532	11,119	(5.3)
Total noninterest expense	$ 40,102	$ 39,937	0.4%

	Three Months Ended
	September 30,
			Percent
	2010	2009	Change

Salaries and employee benefits	$ 7,659	$ 7,327	4.5%
Occupancy expense	711	751	(5.3)
Equipment costs	517	571	(9.5)
Data processing fees and supplies	1,004	985	1.9
Credit card interchange	31	302	(89.7)
Other expense	3,707	3,161	17.3
Total noninterest expense	$ 13,629	$ 13,097	4.1%

Noninterest expense increased $165,000 and $532,000, respectively, in the nine-month and three-month periods ended September 30, 2010 versus the same periods of 2009.  Salaries and employee benefits increased by $2.2 million and $332,000, respectively, in the nine-month and three-month periods ended September 30, 2010 versus the same periods of 2009.   These increases were driven by higher performance based compensation accruals, which resulted from a combination of strong performance versus corporate objectives in the first nine months of 2010 and lower performance versus these criteria in the first nine months of 2009.  Salaries and employee benefits were also impacted by additions to staff in revenue producing areas, as well as higher employee health insurance expense.  During 2009, the Company incurred a special assessment to the FDIC for deposit insurance of $1.1 million in the first nine months of the year.  There was no special assessment in 2010.  Other expense decreased during the nine-month period ended September 30, 2010, primarily due to lower FDIC insurance premiums, compared to the same periods of 2009, as the Company was subject to special FDIC assessments in 2009.  Other expense increased during the three-month period ended September 30, 2010 due to higher professional fees and other costs associated with borrowers who are experiencing difficulties.  In addition, credit card interchange expense decreased due to the change in processing merchant credit card activities.

Income Tax Expense

Income tax expense increased $3.3 million, or 52.6%, for the first nine months of 2010, compared to the same period in 2009.  The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, increased to 33.5% during the first nine months of 2010 compared to 31.3% during the same period of 2009.  The combined tax expense decreased to 32.4% in the third quarter of 2010, versus 33.7% during the same period of 2009.  The changes were driven by fluctuations in the percentage of revenue being derived from tax-advantaged sources in the nine-month and three-month periods of 2010, compared to the same periods in 2009.

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

FINANCIAL CONDITION

Total assets of the Company w ere $2.710 billion as of September 30, 2010, an increase of $138.6 million, or 5.4%, when compared to $2.572 billion as of December 31, 2009.

Total cash and cash equivalents increased by $70.9 million, or 126.6%, to $126.8 million at September 30, 2010 from $56.0 million at December 31, 2009.  The increase is primarily due to a $57.2 million increase in overnight Federal funds sold.  The fed funds position resulted from an increase in total deposits, primarily transaction accounts and brokered certificate of deposits.  During 2010, the Company has extended maturities on certain deposit accounts as part of its overall liquidity plan.  As a result of this strong deposit growth and lower than historical loan growth, the Company has excess funding that results in this fed funds sold position.  The Company intends to reduce this position in the fourth quarter through reductions in certain deposits, pursuant to the Company’s overall liquidity planning.

Total securities available-for-sale increased by $32.7 million, or 8.0%, to $442.7 million at September 30, 2010 from $410.0 million at December 31, 2009. The increase was a result of a number of transactions in the securities portfolio.  Securities purchases totaled $87.9 million.  Offsetting this increase were securities paydowns totaling $61.5 million, maturities and calls of securities totaling $8.2 million and securities amortization net of accretion was $1.2 million.  In addition, the net unrealized gain/loss of the securities portfolio increased by $16.1 million.  The increase in fair market value was due to higher market values for securities which are backed directly or indirectly by the federal government.  The investment portfolio is managed to limit the Company’s exposure to risk by containing mostly mortgage-backed securities, other securities which are either directly or indirectly backed by the federal government or a local municipal government and collateralized mortgage obligations rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.  As of September 30, 2010, the Company had $66.8 million of collateralized mortgage obligations which were not backed by the federal government, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.

Five of the 24 non-agency collateralized mortgage obligations are still rated AAA/Aaa as of September 30, 2010, but 19 had been downgraded since the time of purchase by S&P, Fitch and/or Moody’s, including 18 which were ranked below investment grade by one or more rating agencies.  The Company performs an analysis of the cash flows of these securities based on assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses.  Based upon the initial analysis, securities may be identified for further analysis computing the net present value and comparing it to the book value to determine if there is any other-than-temporary impairment to be recorded.  Based on the analyses as of September 30, 2010, the Company realized an additional $85,000 in the third quarter in other-than-temporary impairment, equal to projected credit losses, based on current cash flow analysis, on five of the 24 non-agency collateralized mortgage obligations.

Real estate mortgage loans held-for-sale increased by $3.3 million, or 219.7%, to $4.9 million at September 30, 2010 from $1.5 million at December 31, 2009. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the nine months ended September 30, 2010, $56.0 million in real estate mortgages were originated for sale and $52.3 million in mortgages were sold.

Total loans, excluding real estate mortgage loans held-for-sale, increased by $41.5 million to $2.054 billion at September 30, 2010 from $2.012 billion at December 31, 2009. The portfolio breakdown at September 30, 2010 remained steady compared to past periods and reflected 85% commercial and industrial, including commercial real estate and agri-business, 12% residential real estate and home equity and 3% consumer loans compared to 84% commercial and industrial, including commercial real estate and agri-business, 13% residential real estate and home equity and 3% consumer loans as of December 31, 2009.  The Company did not participate in the subprime mortgage lending markets and therefore did not have direct exposure to this sector as a lender.

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

Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors:  application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  The Company’s policy is to establish a specific allowance for loan losses for any assets classified as substandard or doubtful.  If an asset or portion thereof is classified as loss, the Company’s policy is to either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At September 30, 2010, on the basis of management’s review of the loan portfolio, the Company had loans totaling $171.9 million on the classified loan list versus $178.0 million on December 31, 2009. As of September 30, 2010, the Company had $38.8 million of assets classified special mention, $131.9 million classified as substandard, $0 classified as doubtful and $0 classified as loss as compared to $75.0 million, $100.6 million, $369,000 and $0 at December 31, 2009.  In addition, at September 30, 2010 the Company had seven loans totaling $14.2 million accounted for as troubled debt restructurings – five mortgage loans totaling $851,000 million with total allocations of $95,000, a $6.2 million commercial credit with an allocation of $3.0 million and a $7.2 million commercial credit with an allocation of $793,000.  The Company has no commitments to lend additional funds to any of the borrowers.  At December 31, 2009, the Company had two relationships totaling $6.5 million accounted for as troubled debt restructurings – a $176,000 mortgage loan with an allocation of $35,000 and a $6.3 million commercial credit with an allocation of $2.5 million.

Allowance estimates are developed by management taking into account actual loss experience, adjusted for current economic conditions. The Company generally has regular discussions regarding this methodology with regulatory authorities.  Allowance estimates are considered a prudent measurement of the risk in the Company’s loan portfolio and are applied to individual loans based on loan type. In accordance with current accounting guidance, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.

Net charge-offs totaled $1.5 million in the third quarter of 2010, versus $1.8 million during the third quarter of 2009 and $4.7 million during the second quarter of 2010.  Loan exposure to two borrowers represented $966,000, or 64%, of these charge-offs.  The first loss of $623,000 was related to a manufacturing company which has terminated operations and is in the process of liquidation.  The Bank has no additional exposure to this borrower.  The second loss of $344,000 was a loan to a real estate holding company.  The real estate securing the credit has been transferred to other real estate and the Bank has no additional exposure to this borrower due to the transfer of this exposure to other real estate.

The allowance for loan losses increased 31.0%, or $9.9 million, from $32.1 million at December 31, 2009 to $42.0 million at September 30, 2010.  Pooled loan allocations increased $1.7 million from $10.2 million at December 31, 2009 to $11.9 million at September 30, 2010, which was primarily a result of the current level of charge-offs as well as management’s overall view on current credit quality.  Impaired loan allocations increased $2.8 million from $6.7 million at December 31, 2009 to $9.5 million at September 30, 2010 and other specifically reviewed loan allocations increased $4.3 million from $12.5 million at December 31, 2009 to $16.8 million at September 30, 2010.  This increase in impaired allocations was primarily due to the addition of two commercial credits to the impaired loans category as described below.  The increase in other specifically reviewed loan allocations was primarily due to increases in the allocations of existing specifically reviewed loans.  The unallocated component of the allowance for loan losses increased $1.0 million from $2.7 million at December 31, 2009 to $3.7 million at September 30, 2010, based on management’s assessment of economic and other qualitative factors impacting the loan portfolio, particularly the ongoing economic challenges in the Company’s market area.  Management believed the allowance for loan losses at September 30, 2010 was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Total impaired loans increased by $4.8 million to $36.6 million at September 30, 2010 from $31.8 million at December 31, 2009.  A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in the aggregate for smaller-balance loans of similar nature such as residential mortgage, and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  The increase in the impaired loans category was primarily due to the addition of two commercial credits totaling $10.5 million.  One is engaged in manufacturing and the other in transportation.  The increase in impaired loans was partially offset by the transfer to other real estate of two impaired commercial credits totaling $3.1 million, charge-offs of $966,000 taken on two commercial credits and $931,000 in paydowns received on one commercial relationship.  Of the $36.6 million in impaired loans, $24.9 million were on nonaccrual status at September 30, 2010.  The following table summarizes nonperforming assets at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans including nonaccrual troubled debt restructured loans	$ 25,735	$ 30,518
Loans past due over 90 days and still accruing	145	190
Total nonperforming loans	$ 25,880	$ 30,708
Other real estate	3,509	872
Repossessions	74	2
Total nonperforming assets	$ 29,463	$ 31,582

Impaired loans including troubled debt restructurings	$ 36,587	$ 31,838

Nonperforming loans to total loans	1.26%	1.53%
Nonperforming assets to total assets	1.09%	1.23%

Nonperforming troubled debt restructured loans (included in nonaccrual loans)	$ 6,154	$ 6,521
Performing troubled debt restructured loans	8,071	0
Total troubled debt restructured loans	$ 14,225	$ 6,521

Total nonperforming assets decreased by $2.1 million, or 6.7%, to $29.5 million during the nine-month period ended September 30, 2010.  The decrease was primarily due to the sale of a single piece of other real estate and the aforementioned charge-offs.  Six commercial relationships represented 77.2% of total nonperforming loans.  Two of the six relationships are each less than $2.0 million.  A $6.8 million commercial relationship consisting of three loans represents the largest exposure in the nonperforming category.  The borrower is engaged in real estate development.   Borrower collateral, including real estate and the personal guarantees of its principals, support the credit.  The Company took a $1.7 million charge-off related to this credit in the fourth quarter of 2009, and no charge-offs have been taken in 2010.

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

A commercial relationship consisting of two loans totaling $2.1 million represented the fourth largest exposure in the nonperforming category.  The borrower is engaged in manufacturing tied to the housing and recreational vehicle industries.  Borrower collateral, including real estate and the personal guarantee of its principal, support the credit.  The Company took $178,000 in charge-offs related to this relationship during 2009, and no charge-offs have been taken in 2010.

There can be no assurances that full repayment of the loans discussed above will result.  Management does not foresee a rapid recovery from the challenging economic conditions in the Company’s markets as certain industries, including residential and commercial real estate development, recreational vehicle and mobile home manufacturing and other regional industries continue to experience general slow-downs and negative growth.  The Company’s growth strategy has promoted diversification among industries as well as a continued focus on enforcement of a strong credit environment and an aggressive position on loan work-out situations.  While the Company believes that the impact on the Company of these industry-specific issues affecting real estate development and recreational vehicle and mobile home manufacturers will be somewhat mitigated by the Company’s overall growth strategy, the economic factors impacting its entire geographic footprint will continue to present challenges.  Additionally, the Company’s overall asset quality position can be influenced by a small number of credits due to the focus on commercial lending activity and the granularity inherent in this strategy.

Total deposits increased by $419.2 million, or 22.6%, to $2.270 billion at September 30, 2010 from $1.851 billion at December 31, 2009. The increase resulted from increases of $171.6 million in brokered deposits, $95.7 million in public fund certificates of deposit of $100,000 or more, $52.7 million in demand deposits, $48.9 million in savings accounts, $44.6 million in money market accounts, $43.7 million in interest bearing transaction accounts, $9.0 million in certificates of deposit of $100,000 and over and $2.5 million in other certificates of deposit.  Offsetting these increases were decreases of $49.7 million in CDARS certificates of deposit.

Total short-term borrowings decreased by $244.7 million, or 69.1%, to $109.3 million at September 30, 2010 from $354.1 million at December 31, 2009.  The decrease resulted primarily from decreases of $215.0 million in other borrowings, primarily from short-term advances from the Federal Home Loan Bank of Indianapolis as well as the discontinuance of the Federal Reserve Bank’s Term Auction Facility.  In addition, securities sold under agreements to repurchase decreased by $20.2 million and federal funds purchased decreased by $9.6 million.

Total equity decreased by $34.6 million, or 12.3%, to $245.5 million at September 30, 2010 from $280.1 million at December 31, 2009.  The decrease in total equity resulted from the Company’s June 2010 repayment of $56.0 million in preferred stock issued under the TARP Capital Purchase Program.  Additional impacts to equity were the result of net income of $18.8 million, plus the increase in the accumulated other comprehensive income of $9.7 million, less dividends of $8.7 million, plus $580,000 for stock issued through options exercised (including tax benefit), minus $195,000 for net treasury stock purchased plus $1.2 million in stock compensation expense.  The stock compensation expense component of the increase was related to the implementation of two long term incentive stock plans.  One plan became effective in March of 2009 and the other in January of 2010.

The FDIC’s risk-based capital regulations require that all insured banking organizations maintain an 8.0% total risk-based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk-based capital ratio and a 10.0% total risk-based capital ratio. All of the Bank’s ratios continue to be above these “well capitalized” levels. The Federal Reserve also has established minimum regulatory capital requirements for bank holding companies.  As of September 30, 2010, the Company had regulatory capital in excess of these minimum requirements with a Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 10.0%, 12.0% and 13.2%, respectively.

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

•	Contain a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments;

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2010. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. As of September 30, 2010, the Company’s potential pretax exposure was within the Company’s policy limit, and not significantly different from December 31, 2009.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2010, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

September 30, 2010

Part II - Other Information

Item 1. Legal proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routinelitigation incidental to their respective businesses.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of the Company’s 2009 Form 10-K as amended in Item 1A of Part I of the Company’s Form 10-Q for the quarter ended June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 30, 2010 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

July 1-31	3,277	$ 20.48	0	$ 0
August 1-31	787	20.86	0	0
September 1-30	0	0	0	0

Total	4,064	$ 20.55	0	$ 0

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

September 30, 2010

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: November 1, 2010	/s/ Michael L. Kubacki
Michael L. Kubacki – Chief Executive Officer

Date: November 1, 2010	/s/ David M. Findlay
David M. Findlay –President
and Chief Financial Officer

Date: November 1, 2010	/s/ Teresa A. Bartman
Teresa A. Bartman – Senior Vice President-
Finance and Controller