Form 10-K
period 2010-12-31
LAKELAND FINANCIAL CORP
filed 2011-03-07
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

Commission file number 0-11487

LAKELAND FINANCIAL CORPORATION

Indiana	35-1559596
(State of incorporation)	(I.R.S. Employer Identification No.)

202 East Center Street, P.O. Box 1387, Warsaw, Indiana   46581-1387
(Address of principal executive offices)

Telephone:  (574) 267-6144

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	NASDAQ Global Select Market
(Title of class)	(Name of each exchange on which registered)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $303,117,060.

Number of shares of common stock outstanding at February 23, 2011: 16,197,119

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 12, 2011 are incorporated by reference into Part III hereof.

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

General

Company’s Business. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended. The Company owns all of the outstanding stock of Lake City Bank, Warsaw, Indiana, a full-service commercial bank organized under Indiana law. The Bank recognizes a wholly-owned subsidiary, LCB Investments II, Inc., which manages a portion of the Bank’s investment portfolio. The Company conducts no business except that incident to its ownership of the outstanding stock of the Bank and the operation of the Bank.

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. The Bank’s activities cover all phases of commercial banking, including checking accounts, savings accounts, time deposits, the sale of securities under agreements to repurchase, commercial, real estate and agricultural lending, direct and indirect consumer lending, commercial and residential real estate mortgage lending, retail and merchant credit card services, corporate treasury management services, retirement services, bond administration, safe deposit box service and wealth advisory, trust and brokerage services.

The Bank’s main banking office is located at 202 East Center Street, Warsaw, Indiana. As of December 31, 2010, the Bank had 43 offices in twelve counties throughout Northern Indiana, as well as a loan production office in Indianapolis.

Bank’s Business. The Bank was originally organized in 1872 and has continuously operated under the laws of the State of Indiana since its organization. The Bank’s business strategy is simply focused on maintaining our traditional community banking approach while concurrently leveraging the strength and size of our balance sheet to effectively compete with larger regional and national competitors. We are focused on serving clients in the state of Indiana, with the majority of our business in Northern Indiana. While our strategy encompasses all phases of traditional community banking, including consumer lending and wealth advisory and trust services, we focus on building expansive commercial relationships and developing retail and commercial deposit gathering strategies through high levels of relationship-based client services.

The interest rates for both deposits and loans, as well as the range of services provided, are consistent with those of most banks competing within the Bank’s service area. The Bank competes for loans principally through a high degree of customer contact, timely loan request review and decision-making, market-driven competitive loan pricing and the Bank’s reputation throughout the region. The Bank believes that its convenience, quality service and high-touch, responsive approach to banking enhances its ability to compete favorably in attracting and retaining individual and business customers. The Bank actively solicits deposit-related customers and competes for customers by offering personal attention, professional service and competitive interest rates.

Market Overview. While the Company operates in thirteen counties, it currently defines operations by four primary geographical markets. They are the South Region, which includes Kosciusko County and portions of contiguous counties; the North Region, which includes portions of Elkhart and St. Joseph Counties; the Central Region, which includes portions of Elkhart County and contiguous counties; and the East Region, which includes Allen County and contiguous counties. The South Region includes the city of Warsaw, which is the location of the Company’s headquarters. The Company has had a presence in the South Region since 1872. It has been in the North and Central Regions, which includes the cities of Elkhart, South Bend and Goshen, since 1990. The Company opened its first office in the East Region, which includes the cities of Fort Wayne and Auburn, in 1999. The Company also operates a loan production office in Indianapolis, which is staffed with commercial lending officers and was opened in 2006.

        The Company believes that these are well-established and fairly diverse economic regions. The Company has sought to diversify expansion and industry throughout its markets, which include a mix of industrial and service companies, with no business or industry concentrations within individual markets and combined. Furthermore, no single industry or employer dominates any of the markets. Fort Wayne represents the largest population center served by the Company’s full-service branch system with a population of 206,000, according to 2000 U.S. Census Bureau data. South Bend, with a 2000 population of 108,000, is the second largest city served by the Company. Elkhart, with a 2000 population of 52,000, is the third largest city that the Company currently serves. As a result of the presence of offices in twelve counties that are widely dispersed, no single city or industry represents an undue concentration. In addition, the Indianapolis market represents a substantial future opportunity given its position as the largest metropolitan market in the state. The Company anticipates opening a full service branch in Indianapolis in 2011. Indianapolis is the state capital and the largest city in the state, with a 2000 population of 782,000.

Expansion Strategy. The Company’s expansion strategy is driven primarily by the potential for increased penetration in existing markets where opportunities for market share growth exists. Additionally, management considers growth in new markets, including FDIC assisted transactions, with a close geographic proximity to its current operations. These markets are considered when the Company believes they would be receptive to its strategic plan to deliver broad-based financial services with a commitment to local communities. When entering new markets, the Company believes it is critical to attract experienced local management with a similar philosophy in order to provide a basis for success.

The Company is an Indiana institution serving Indiana clients. Since 1990, the Company has expanded from 17 offices in four Indiana counties to 43 branches in twelve Indiana counties and one loan production office in Indianapolis. During this period, the Company has grown assets from $286 million to $2.7 billion today, an increase of 838%. Mergers and acquisitions have not played a substantive role in this growth as the Company’s expansion strategy has been driven primarily by organic growth. Since the decision to expand outside of the four-county home market in 1990, the Company has targeted growth in larger cities located in the Northern Indiana market. In 1990, the Company began an expansion strategy that the Company believes has created a well-established presence in the region directly north of the Company’s home market. This expansion was focused on the cities of Elkhart, South Bend and Goshen. In 1999, the Company expanded to the east and opened the first office in the Fort Wayne market. Most recently in 2006, the Company established a loan production office in Indianapolis and anticipates opening a full service office there in 2011.

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

The Company believes that another benefit of this geographic expansion strategy into larger population centers is that the Company is exposed to more well-established and diverse economic region. While the Company operates within a relatively small geographic region of the state, the Company’s expansion strategy has provided borrower diversification within a fairly diverse economic region. Further, the geographical diversification ensures that no single industry or employer dominates the Company’s markets. In addition, the Company believes that the Indianapolis market represents a substantial future opportunity given its position as the largest metropolitan market in the state. Like previous market expansions, the Company believes the Indianapolis market will provide future business opportunities as the competitive landscape in the market changes to the Company’s advantage.

The Company also considers opportunities beyond current markets when the Company’s Board of Directors and management believes that the opportunity will provide a desirable strategic fit without posing undue risk. The Company does not currently have any definitive understandings or agreements for any acquisitions or de novo expansion, except for the branch opening in Indianapolis.

Products and Services. The Company is a full-service commercial bank and provides commercial, retail, wealth advisory, trust and investment management services to its customers. Commercial products include commercial loans and technology-driven solutions to commercial customers’ treasury management needs such as internet business banking and on-line treasury management services in addition to retirement services, bond administration and health savings account services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans, including indirect automotive financing. The Company provides credit card services to retail and commercial customers through an outsourced retail card program and merchant processing activity. The Company also has an Honors Private Banking program that is positioned to serve the more financially sophisticated customer with a menu including investment management and trust services, executive mortgage programs and access to financial planning seminars and programs. The Company provides wealth advisory clients with traditional personal and corporate trust and investment services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance.

Competition

The Bank competes with other local and regional banks in addition to major banks for large commercial deposit and loan accounts. At December 31, 2010, the Bank was subject to an aggregate maximum loan limit to any single account pursuant to Indiana law of $46.7 million. The Bank currently enforces an internal maximum loan limit of $20.0 million, which is less than the amount permitted by law. This maximum might occasionally limit the Bank from providing loans to those businesses or personal accounts whose aggregate borrowing needs exceed this amount. In the event this were to occur, the Bank maintains relationships with other financial institutions. The Bank may participate with other banks in the placement of large borrowings in excess of its lending limit, although the Bank typically does not participate in such arrangements. The Bank is also a member of the Federal Home Loan Bank of Indianapolis in order to provide additional funding, as necessary, to support funding requests and to broaden its mortgage lending and investment activities

In addition to the banks located within its service area, the Bank also competes with savings and loan associations, credit unions, farm credit services, finance companies, personal loan companies, insurance companies, money market funds, and other non-depository financial intermediaries. Also, financial intermediaries such as money market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions and accordingly may have an advantage in competing for funds.

Foreign Operations

The Company has no investments with any foreign entity other than one nominal demand deposit account, which is maintained with a Canadian bank in order to facilitate the clearing of checks drawn on banks located in other countries. There are no foreign loans.

Employees

At December 31, 2010, the Company, including its subsidiaries, had 467 full-time equivalent employees. Benefit programs include a 401(k) plan, group medical insurance, group life insurance and paid vacations. The Company also maintained a defined benefit pension plan which, effective April 1, 2000, was frozen and employees can no longer accrue new benefits under that plan. The Company also has an equity incentive plan under which stock-based incentives and compensation may be granted to employees and directors. The Company also has an employee deferred compensation plan available to certain employees. The Bank is not a party to any collective bargaining agreement, and employee relations are considered good.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, are detailed in the “Risk Factors” section included under Item 1a. of Part I of this Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	the effects of future economic, business and market conditions and changes, domestic and foreign, including seasonality;

•	governmental monetary and fiscal policies;

•
legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	changes in the scope and cost of Federal Deposit Insurance Corporation, or FDIC, insurance, the state of Indiana’s Public Deposit Insurance Fund and other coverages;

•	changes in accounting policies, rules and practices;

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

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Indiana Department of Financial Institutions (the “DFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules may be significant, and cannot be predicted with a high degree of certainty.

The federal and state statutory and regulatory framework for the financial services industry in the U.S. imposes a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. Federal and state laws and regulations generally applicable to financial institutions affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends. In addition, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that has allowed the U.S. Treasury to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the U.S. Treasury Department invests.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. Moreover, Congress recently enacted fundamental reforms to our bank regulatory framework, the majority of which will be implemented over time by various regulatory agencies, making their impact difficult to predict. See “—Financial Regulatory Reform” below.

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, certain aspects of which are described below in more detail. The Dodd-Frank Act creates new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifts certain authorities and responsibilities among federal financial institution regulators, including the supervision of insured depository institutions and their holding companies, and the regulation of consumer financial services and products. In particular, and among other things, the Dodd-Frank Act: creates a Bureau of Consumer Financial Protection authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrows the scope of federal preemption of state consumer laws enjoyed by national banks and federal thrifts and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposes more stringent capital requirements on bank holding companies and subjects certain activities, including interstate mergers and acquisitions, to heightened capital conditions; significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property; restricts the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; requires the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards to be determined by regulation; creates a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; provides for enhanced regulation of advisers to private funds and of derivatives; enhances oversight of credit rating agencies and prohibits banking agency requirements tied to credit ratings.

Many provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies over the next few years. It is not clear at this time what form such regulations will ultimately take or if certain provisions of the Dodd-Frank Act will be amended prior to their implementation. Furthermore, while the reforms primarily target systemically important financial services providers, their influence is expected to filter down in varying degrees to smaller institutions over time. As a result, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for an extended period of time. Therefore, at this time, no assurance can be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank. Further, while the Dodd-Frank Act is structured to restrict the interchange fees payable on debit cards (as described above) for issuers with $10 billion or above in assets, the Bank believes this fee restriction will also impact its revenue, if enacted.

The Increasing Importance of Capital

While capital has historically been one of the key measures of the financial health of both holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis. Not only will capital requirements increase, but the type of instruments that constitute capital will also change, and, as a result of the Dodd-Frank Act, after a phase-in period, bank holding companies will have to hold capital under rules as stringent as those for insured depository institutions. Moreover, the actions of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, to reassess the nature and uses of capital in connection with an initiative called “Basel III,” discussed below, will likely have a significant impact on the capital requirements applicable to U.S. bank holding companies and depository institutions.

Required capital levels. As indicated above, the Dodd-Frank Act mandates the Federal Reserve to establish minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions. The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. As a result, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. As the Company has assets of less than $15 billion, it will be able to maintain its trust preferred proceeds as capital but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.

Under current federal regulations, the Bank is subject to, and, after a phase-in period, the Company will be subject to, the following minimum capital standards: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For this purpose, Tier 1 capital consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus Tier 2 capital, which includes other non-permanent capital items such as certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the Bank’s allowance for loan and lease losses.

The capital requirements described above are minimum requirements. Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities, may qualify for expedited processing of other required notices or applications and may accept brokered deposits. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company (see “—Acquisitions, Activities and Changes in Control” below) is a requirement that all of its depository institution subsidiaries be “well-capitalized.”  Under the Dodd-Frank Act, that requirement is extended such that, as of July 21, 2011, bank holding companies, as well as their depository financial institution subsidiaries, will have to be well-capitalized in order to operate as financial holding companies. Under the capital regulations of the Federal Reserve, in order to be “well-capitalized” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

It is important to note that certain provisions of the Dodd-Frank Act and Basel III, discussed below, will ultimately establish higher capital standards for banks and bank holding companies, will require more capital to be held in the form of common stock and will disallow certain funds from being included in a Tier 1 capital determination. Once fully implemented, these provisions may represent regulatory capital requirements which are meaningfully more stringent than those outlined above.

Prompt Corrective Action. A banking organization’s capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2010: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by Federal Reserve regulations. As of December 31, 2010, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Basel III. The current risk-based capital guidelines that apply to the Bank and will apply to the Company are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for banking organizations in the United States and around the world, known as Basel III. The agreement is currently supported by the U.S. federal banking agencies. As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019. However, the ultimate timing and scope of any U.S. implementation of Basel III remains uncertain. As agreed to, Basel III would require, among other things: (i) an increase in minimum required common equity to 7% of total assets; (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 8.5% of total assets; (iii) an increase in the minimum required amount of Total Capital, from the current level of 8% to 10.5%. Each of these increased requirements includes 2.5% attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. There will also be a required countercyclical buffer to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth.

Pursuant to Basel III, certain deductions and prudential filters, including minority interests in financial institutions, mortgage servicing rights and deferred tax assets from timing differences, would be deducted in increasing percentages beginning January 1, 2014, and would be fully deducted from common equity by January 1, 2018. Certain instruments that no longer qualify as Tier 1 capital, such as trust preferred securities, also would be subject to phase-out over a 10-year period beginning January 1, 2013.

The Basel III agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013. At that time, the U.S. federal banking agencies, including the Federal Reserve, will be expected to have implemented appropriate changes to incorporate the Basel III concepts into U.S. capital adequacy standards. Although the Basel III changes, as implemented in the United States, will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to the Company and the Bank.

The Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require. The Company is also subject to regulation by the DFI under Indiana law.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, as of July 21, 2011, bank holding companies must be well-capitalized in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “—The Increasing Importance of Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a thrift, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. For a discussion of capital requirements, see “—The Increasing Importance of Capital” above.

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

Pursuant to the CPP, on February 27, 2009, the Company entered into a Letter Agreement with Treasury, pursuant to which the Company issued (i) 56,044 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A and (ii) a warrant to purchase 396,538 shares of the Company’s common stock, no par value, for an aggregate purchase price of $56,044,000 in cash. Since the Company’s participation in the CPP, the Company has raised additional capital through a public offering of common stock and, as a result of that offering; the number of shares of common stock subject to the warrant has been reduced by 50% to 198,269. On June 9, 2010 the Company paid $56.0 million to redeem the 56,044 shares of Series A Preferred. The Company did not repurchase the Warrant.

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

Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

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

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. On December 31, 2009, the Bank paid the FDIC $10.1 million in prepaid assessments. An institution’s prepaid assessments were calculated based on the institution’s actual September 30, 2009 assessment base, adjusted quarterly by an estimated 5 percent annual growth rate through the end of 2012. The FDIC also used the institution’s total base assessment rate in effect on September 30, 2009, increasing it by an annualized 3 basis points beginning in 2011. The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. This may shift the burden of deposit insurance premiums toward those depository institutions that rely on funding sources other than U.S. deposits. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC is given until September 30, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase our FDIC deposit insurance premiums.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Furthermore, the legislation provides that non-interest bearing transaction accounts have unlimited deposit insurance coverage through December 31, 2013. This temporary unlimited deposit insurance coverage replaces the Transaction Account Guarantee Program (“TAGP”) that expired on December 31, 2010. It covers all depository institution noninterest-bearing transaction accounts, but not low interest-bearing accounts. Unlike TAGP, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt-out of the unlimited coverage.

In addition, the State of Indiana maintains a Public Deposit Insurance Fund (PDIF) that insures the deposits of public entities in the event of bank failure. The PDIF is managed by the State Treasurer as the investment manager of the state's Board of Depositories, and is funded by assessment payable by financial institutions that accept public funds for deposit. The Board of Depositories has the authority to waive assessments if it determines that the PDIF is adequately funded. Presently, the assessments are waived because the Board has determined that an appropriate loss reserve has been achieved. Because of the PDIF, Indiana does not require highly-ranked, well-performing depository institutions, such as the Company, to collateralize public fund deposits.

FICO Assessments. The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2010, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI. The amount of the assessment is calculated on the basis of the bank’s total assets. During the year ended December 31, 2010, the Bank paid supervisory assessments to the DFI totaling $198,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Increasing Importance of Capital” above.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2010. As of December 31, 2010, approximately $25.6 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates as of July 21, 2011, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

Safety and Soundness Standards. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation; credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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
Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized banks to establish branches across state lines without these impediments effective as of the day after its enactment, July 22, 2010.

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

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $55.2 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $58.8 million, the reserve requirement is $1.443 million plus 10% of the aggregate amount of total transaction accounts in excess of $58.8 million. The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank will continue to maintain compliance with the foregoing requirements.

Consumer Financial Services. There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services will change on July 21, 2011. In this regard, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau (the “Bureau”) with extensive powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators. The Dodd-Frank Act also generally weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws. It is unclear what changes will be promulgated by the Bureau and what effect, if any, such changes would have on the Bank.

The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending. First, the new law significantly expands underwriting requirements applicable to loans secured by 1-4 residential real property and augments federal law combating predatory lending practices. Furthermore, in addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and thrifts, in an effort to strongly encourage lenders to verify a borrower’s ability to repay. Most significantly, the new standards limit the total points and fees that the Bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve’s final rule on loan originator compensation effective April 1, 2011, prohibits certain compensation payments to loan originators and prohibits steering consumers to loans not in their interest because it will result in greater compensation for a loan originator. These standards may result in a myriad of new system; pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

Federal and state laws further impact foreclosures and loan modifications. Legislation has been proposed that would amend the Bankruptcy Code to permit modification of certain mortgages that are secured by a Chapter 13 debtor’s principal residence. While the legislation was approved by the House, the legislation was not approved by the Senate, and has not been included in the Dodd-Frank Act or any other legislative or regulatory reforms. The scope, duration and terms of potential future legislation with similar effect continue to be discussed. If such legislation is enacted, it could result in an increase in the number of bankruptcy filings. The Bank cannot predict whether any such legislation will be passed.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	2010			2009
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$2,046,974	$104,205	5.09%	$1,897,544	$96,151	5.07%
Tax exempt (1)	2,235	122	5.46	4,202	199	4.74

Investments: (1)
Available for sale	430,615	20,453	4.75	399,342	21,179	5.30

Short-term investments	35,080	59	0.17	22,540	35	0.16

Interest bearing deposits	7,456	61	0.82	1,631	26	1.59

Total earning assets	2,522,360	124,900	4.95%	2,325,259	117,590	5.06%

Nonearning assets:
Cash and due from banks	48,398	0		39,616	0

Premises and equipment	29,291	0		30,208	0

Other nonearning assets	90,900	0		76,671	0

Less allowance for loan losses	(38,325)	0		(24,801)	0

Total assets	$2,652,624	$124,900		$2,446,953	$117,590

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2010 and 2009. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2010 and 2009, are included as taxable loan interest income.

(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	2009			2008
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$1,897,544	$96,151	5.07%	$1,662,355	$99,538	5.99%
Tax exempt (1)	4,202	199	4.74	2,669	147	5.51

Investments: (1)
Available for sale	399,342	21,179	5.30	368,578	19,731	5.35

Short-term investments	22,540	35	0.16	12,136	171	1.41

Interest bearing deposits	1,631	26	1.59	2,045	49	2.40

Total earning assets	2,325,259	117,590	5.06%	2,047,783	119,636	5.84%

Nonearning assets:
Cash and due from banks	39,616	0		41,302	0

Premises and equipment	30,208	0		28,200	0

Other nonearning assets	76,671	0		70,986	0

Less allowance for loan losses	(24,801)	0		(17,597)	0

Total assets	$2,446,953	$117,590		$2,170,674	$119,636

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2009 and 2008. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2009 and 2008, are included as taxable loan interest income.

(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	2010			2009
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$121,844	$816	0.67%	$70,202	$100	0.14%

Interest bearing checking accounts	709,002	8,576	1.21	572,539	5,790	1.01

Time deposits:
In denominations under $100,000	322,479	7,283	2.26	359,526	15,356	4.27
In denominations over $100,000	712,859	11,332	1.59	638,956	11,001	1.72

Miscellaneous short-term borrowings	171,500	727	0.42	272,224	1,089	0.40

Long-term borrowings and
subordinated debentures (1)	69,667	2,138	3.07	72,792	2,726	3.74

Total interest bearing liabilities	2,107,351	30,872	1.46%	1,986,239	36,062	1.82%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	266,424	0		229,009	0

Other liabilities	15,988	0		19,354	0

Stockholders' equity	262,861	0		212,351	0

Total liabilities and stockholders'
equity	$2,652,624	$30,872		$2,446,953	$36,062

Net interest differential - yield on
average daily earning assets		$94,028	3.73%		$81,528	3.51%

(1)	Long-term borrowings and subordinated debentures interest expense was reduced by interest capitalized on construction in process for 2010.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	2009			2008
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$70,202	$100	0.14%	$64,877	$64	0.10%

Interest bearing checking accounts	572,539	5,790	1.01	495,057	9,979	2.02

Time deposits:
In denominations under $100,000	359,526	15,356	4.27	329,783	13,924	4.22
In denominations over $100,000	638,956	11,001	1.72	528,316	20,613	3.90

Miscellaneous short-term borrowings	272,224	1,089	0.40	278,451	5,620	2.02

Long-term borrowings and
subordinated debentures	72,792	2,726	3.74	86,230	5,016	5.82

Total interest bearing liabilities	1,986,239	36,062	1.82%	1,782,714	55,216	3.10%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	229,009	0		219,762	0

Other liabilities	19,354	0		17,138	0

Stockholders' equity	212,351	0		151,060	0

Total liabilities and stockholders'
equity	$2,446,953	$36,062		$2,170,674	$55,216

Net interest differential - yield on
average daily earning assets		$81,528	3.51%		$64,420	3.14%

ANALYSIS OF CHANGES IN INTEREST DIFFERENTIALS
(fully taxable equivalent basis)
(in thousands of dollars)

YEAR ENDED DECEMBER 31,

	2010 Over (Under) 2009 (1)			2009 Over (Under) 2008 (1)
	Volume	Rate	Total	Volume	Rate	Total
INTEREST AND LOAN FEE INCOME (2)
Loans:
Taxable	$7,605	$449	$8,054	$13,045	$(16,432)	$(3,387)
Tax exempt	(104)	27	(77)	75	(23)	52
Investments:
Available for sale	1,584	(2,310)	(726)	1,633	(185)	1,448

Short-term investments	21	3	24	83	(219)	(136)

Interest bearing deposits	53	(18)	35	(9)	(14)	(23)

Total interest income	9,159	(1,849)	7,310	14,827	(16,873)	(2,046)

INTEREST EXPENSE
Savings deposits	119	597	716	6	30	36
Interest bearing checking accounts	1,528	1,258	2,786	1,376	(5,565)	(4,189)

Time deposits:
In denominations under $100,000	(1,449)	(6,624)	(8,073)	1,269	163	1,432
In denominations over $100,000	1,214	(883)	331	3,659	(13,271)	(9,612)

Miscellaneous short-term borrowings	(424)	62	(362)	(123)	(4,408)	(4,531)

Long-term borrowings and
subordinated debentures	(113)	(475)	(588)	(697)	(1,593)	(2,290)

Total interest expense	875	(6,065)	(5,190)	5,490	(24,644)	(19,154)

INCREASE (DECREASE) IN
INTEREST DIFFERENTIALS	$8,284	$4,216	$12,500	$9,337	$7,771	$17,108

(1)
The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2010, 2009 and 2008. The changes in volume represent "changes in volume times the old rate". The changes in rate represent "changes in rate times old volume". The changes in rate/volume were also calculated by "change in rate times change in volume" and allocated consistently based upon the relative absolute values of the changes in volume and changes in rate.

(2)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2010, 2009 and 2008. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.

ANALYSIS OF SECURITIES
(in thousands of dollars)

The amortized cost and the fair value of securities as of December 31, 2010, 2009 and 2008 were as follows:

	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Treasury securities	$1,004	$1,036	$1,005	$992	$1,001	$1,025
U.S. Government agencies	0	0	4,588	4,610	15,453	15,685
Mortgage-backed securities	299,266	308,851	264,276	270,796	225,892	229,571
Non-agency residential mortgage-backed securities	68,578	62,773	88,382	72,495	106,790	85,098
State and municipal securities	69,059	69,960	59,375	61,135	55,081	55,651

Total debt securities available for sale	$437,907	$442,620	$417,626	$410,028	$404,217	$387,030

At year-end 2010 and 2009, there were no holdings of securities of any one issuer, other than the U.S. Government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity. At year-end 2008, there were no holdings of securities of any one issuer, other than the U.S. Government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity with the exception of Residential Accredit Loans, Inc., which had a book value of $21.3 million and a market value of $15.8 million, Countrywide Home Loans Alternative Loan Trust, which had a book value of $19.9 million and a market value of $15.1 million and Chase Mortgage Finance Trust, which had a book value of $17.4 million and a market value of $15.0 million. These are all Alt A or Whole Loan securities in the Super Senior tranches, which are the highest rated tranches with very high credit standards. In addition, the collateral of the Alt A or Whole Loan securities purchased must meet: (i) certain criteria set by the Company’s Asset Liability Management Committee including maximum loan-to-value and minimum FICO scores; (ii) consist of only fixed-rate mortgages; and (iii) must be AAA rated at the time of purchase. See Note 2 for more information on these investments.

ANALYSIS OF SECURITIES (cont.)
(fully tax equivalent basis)
(in thousands of dollars)

The weighted average yields and maturity distribution for debt securities portfolio at December 31, 2010, were as follows:

		After One	After Five
	Within	Year	Years	Over
	One	Within	Within Ten	Ten
	Year	Five Years	Years	Years

Securities available for sale:

US Treasury securities
Fair value	$0	$1,036	$0	$0
Yield	0%	2.38%	0%	0%

U.S. Government agencies
Fair value	0	0	0	0
Yield	0%	0%	0%	0%

Mortgage-backed securities
Fair value	762	8,972	61,142	237,975
Yield	5.19%	5.07%	5.06%	4.89%

Non-agency residential mortgage-backed securities
Fair value	0	0	4,623	58,150
Yield	0%	0%	5.00%	5.64%

State and municipal securities
Fair value	1,567	8,783	40,620	18,990
Yield	3.72%	4.51%	4.30%	4.15%

Total debt securities available for sale:
Fair value	$2,329	$18,791	$106,385	$315,115
Yield	4.20%	4.66%	4.77%	4.98%

ANALYSIS OF LOAN PORTFOLIO
Analysis of Loans Outstanding
(in thousands of dollars)

As a result of FASB ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, the Company has revised this table for the years ending December 31, 2010 and 2009 in order to present the data with greater granularity. This disaggregation will be substantially the same as those used in disclosures of credit quality. The loan portfolio by class as of December 31, 2010and 2009 was as follows:

	2010	2009
Commercial and industrial loans:
Working capital lines of credit loans	$281,546	$235,202
Non-working capital loans	384,138	394,408
Total commercial and industrial loans	665,684	629,610

Commercial real estate and multi-family residential loans:
Construction and land development loans	106,980	166,959
Owner occupied loans	329,760	348,904
Nonowner occupied loans	355,393	257,373
Multifamily loans	24,158	26,558
Total commercial real estate and multi-family residential loans	816,291	799,794

Agri-business and agricultural loans:
Loans secured by farmland	111,961	112,241
Loans for agricultural production	117,518	82,765
Total agri-business and agricultural loans	229,479	195,006

Other commercial loans	38,778	30,497
Total commercial loans	1,750,232	1,654,907

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	103,118	117,619
Open end and junior lien loans	182,325	174,641
Residential construction and land development loans	4,140	7,471
Total consumer 1-4 family mortgage loans	289,583	299,731

Other consumer loans	51,123	59,179
Total consumer loans	340,706	358,910
Subtotal	2,090,938	2,013,817
Less: Allowance for loan losses	(45,007)	(32,073)
Net deferred loan fees	(979)	(1,807)
Loans, net	$2,044,952	$1,979,937

    The residential construction and land development loans class included construction loans totaling $2,569 and $5,790 as of December 31, 2010 and 2009. The Bank generally sells conforming mortgage loans which it originates. These loans generally represent mortgage loans that are made to clients with long-term or substantial relationships with the Bank on terms consistent with secondary market requirements. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.

ANALYSIS OF LOAN PORTFOLIO (cont.)
Analysis of Loans Outstanding (cont.)
(in thousands of dollars)

The loan portfolio by basic segments as of December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Commercial loans:
Taxable	$1,522,523	$1,238,623	$1,081,420
Tax exempt	10,493	1,971	4,991

Total commercial loans	1,533,016	1,240,594	1,086,411

Residential real estate mortgage loans	117,230	124,107	109,176

Installment loans	51,174	49,185	52,548

Line of credit and credit card loans	132,147	109,760	105,762

Subtotal loans	1,833,567	1,523,646	1,353,897

Less: Allowance for loan losses	(18,860)	(15,801)	(14,463)
Net deferred loan (fees)/costs	(233)	74	(60)

Net loans	$1,814,474	$1,507,919	$1,339,374

    The residential real estate mortgage loan portfolio included construction loans totaling $6,468, $5,252 and $8,636 as of December 31, 2008, 2007 and 2006. The Bank generally sells conforming mortgage loans which it originates. These loans generally represent mortgage loans that are made to clients with long-term or substantial relationships with the Bank on terms consistent with secondary market requirements. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.

ANALYSIS OF LOAN PORTFOLIO (cont.)
Analysis of Loans Outstanding (cont.)
(in thousands of dollars)

Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2010.

		Residential
		Real
		Estate		Line of
	Commercial	Mortgage	Installment	Credit	Total	Percent

Original maturity of one day	$0	$0	$0	$117,414	$117,414	5.62%

Other within one year	1,027,836	27,841	15,686	29,796	$1,101,159	52.66

After one year, within five years	643,724	42,463	28,592	10,323	$725,102	34.68

Over five years	83,025	11,809	1,881	13,957	$110,672	5.29

Nonaccrual loans	35,480	845	20	246	$36,591	1.75

Total loans	$1,790,065	$82,958	$46,179	$171,736	$2,090,938	100.0%
At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.

Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2010 amounted to $535,694 and $300,669.

ANALYSIS OF LOAN PORTFOLIO (cont.)
Review of Nonperforming Loans
(in thousands of dollars)

The following is a summary of nonperforming loans as of December 31, 2010, 2009, 2008, 2007 and 2006.

	2010	2009	2008	2007	2006
PART A - PAST DUE ACCRUING LOANS (90 DAYS OR MORE)

Residential real estate mortgage loans	$262	$0	$126	$155	$0

Commercial and industrial loans	56	0	81	65	154

Loans to individuals for household, family and
other personal expenditures	12	190	271	189	145

Loans to finance agriculture production and
other loans to farmers	0	0	0	0	0

Total past due loans	330	190	478	409	299

PART B - NONACCRUAL LOANS

Residential real estate mortgage loans	845	1,373	757	18	132

Commercial and industrial loans	34,197	28,373	20,053	7,021	13,688

Loans to individuals for household, family and
other personal expenditures	266	0	0	0	0

Loans to finance agriculture production and
other loans to farmers	1,283	772	0	0	0

Total nonaccrual loans	36,591	30,518	20,810	7,039	13,820

PART C - TROUBLED DEBT RESTRUCTURED LOANS	0	0	0	0	0

Total nonperforming loans	$36,921	$30,708	$21,288	$7,448	$14,119

Nonearning assets of the Company include nonperforming loans (as indicated above), nonaccrual investments and other real estate and repossessions, the total of which amounted to $40,658 at December 31, 2010. In addition, the Company has $8,547 of performing troubled debt restructured loans at December 31, 2010.

ANALYSIS OF LOAN PORTFOLIO (cont.)
Comments Regarding Nonperforming Assets

CONSUMER LOANS

Consumer 1-4 family mortgage loans for which collateral is insufficient to cover all principal and accrued interest are reclassified as nonaccrual loans, on or before the date when the loan becomes 90 days delinquent. Other consumer loans are not placed on nonaccrual status since these loans are charged-off when they have been delinquent from 90 to 180 days, and when the related collateral, if any, is not sufficient to offset the indebtedness.

NONPERFORMING LOANS

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

As of December 31, 2010, there were $36.6 million of loans on nonaccrual status, some of which were also on impaired status. There were $48.0 million of loans classified as impaired.

TROUBLED DEBT RESTRUCTURED LOANS

Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

As of December 31, 2010 there were $14.6 million of loans renegotiated as troubled debt restructurings. Of these loans, $6.1 million were excluded from troubled debt restructured loans in the previous table because they were included in nonaccrual loans. As of December 31, 2009 there were $6.5 million of loans renegotiated as troubled debt restructurings. These loans were excluded from troubled debt restructured loans in the previous table because they were included in nonaccrual loans.

OTHER NONPERFORMING ASSETS

Management is of the opinion that there are no significant foreseeable losses relating to nonperforming assets, as defined in the preceding table, or classified loans, except as discussed above in Part B – Nonperforming Loans and Part C – Troubled Debt Restructured Loans.

LOAN CONCENTRATIONS

There were no loan concentrations within industries not otherwise disclosed, which exceeded ten percent of total loans except commercial real estate. Commercial real estate was $630.2 million at December 31, 2010. Nearly all of the Bank’s commercial, industrial, agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its basic service area.

Basis For Determining Allowance For Loan Losses:

The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following: application of historical loss percentages, emerging market risk, emerging concentrations, commercial loan focus and large credit concentration, new industry lending activity and general economic conditions. For a more thorough discussion of the allowance for loan losses methodology see the Critical Accounting Policies section of Item 7.

Based upon these policies and objectives, $23.9 million, $21.2 million, $10.2 million, $4.3 million and $2.6 million were charged to the provision for loan losses and added to the allowance for loan losses in 2010, 2009, 2008, 2007 and 2006.

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

ANALYSIS OF LOAN PORTFOLIO (cont.)
Summary of Loan Loss
(in thousands of dollars)

The following is a summary of the loan loss experience for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.

	2010	2009	2008	2007	2006

Amount of loans outstanding, December 31,	$2,089,959	$2,012,010	$1,833,335	$1,523,720	$1,353,837

Average daily loans outstanding during the year
ended December 31,	$2,049,209	$1,901,746	$1,665,024	$1,404,068	$1,270,484

Allowance for loan losses, January 1,	$32,073	$18,860	$15,801	$14,463	$12,774

Loans charged-off:
Commercial	10,215	7,251	6,726	2,381	905
Residential real estate	913	337	72	16	0
Installment	507	674	805	537	145
Credit cards and personal credit lines	107	249	3	458	22

Total loans charged-off	11,742	8,511	7,606	3,392	1,072

Recoveries of loans previously charged-off:
Commercial	546	337	147	252	53
Residential real estate	25	0	16	27	0
Installment	149	173	200	124	52
Credit cards and personal credit lines	9	12	95	29	12

Total recoveries	729	522	458	432	117

Net loans charged-off	11,013	7,989	7,148	2,960	955
Provision for loan loss charged to expense	23,947	21,202	10,207	4,298	2,644

Balance, December 31,	$45,007	$32,073	$18,860	$15,801	$14,463

Ratio of net charge-offs during the period to
average daily loans outstanding:
Commercial	0.47%	0.36%	0.40%	0.15%	0.07%
Residential real estate	0.04	0.02	0.00	0.00	0.00
Installment	0.02	0.03	0.04	0.03	0.01
Credit cards and personal credit lines	0.01	0.01	(0.01)	0.03	0.00

Total ratio of net charge-offs	0.54%	0.42%	0.43%	0.21%	0.08%

Ratio of allowance for loan losses to
nonperforming loans	121.90%	104.45%	88.59%	212.15%	102.44%

ANALYSIS OF LOAN PORTFOLIO (cont.)
Allocation of Allowance for Loan Losses
(in thousands of dollars)

The following is a summary of the allocation for loan losses as of December 31, 2010, 2009, 2008, 2007 and 2006.

	2010		2009		2008
	Allowance	Loans as	Allowance	Loans as	Allowance	Loans as
	For	Percentage	For	Percentage	For	Percentage
	Loan	of Gross	Loan	of Gross	Loan	of Gross
	Losses	Loans	Losses	Loans	Losses	Loans
Allocated allowance for loan losses:
Commercial	$39,528	85.61%	$28,014	84.39%	$15,738	83.61%
Residential real estate	598	3.97	365	4.73	292	6.39
Installment	434	2.21	453	2.58	384	2.79
Credit cards and personal credit lines	776	8.21	538	8.30	996	7.21

Total allocated allowance for loan losses	41,336	100.00%	29,370	100.00%	17,410	100.00%

Unallocated allowance for loan losses	3,671		2,703		1,450

Total allowance for loan losses	$45,007		$32,073		$18,860

	2007		2006
	Allowance	Loans as	Allowance	Loans as
	For	Percentage	For	Percentage
	Loan	of Gross	Loan	of Gross
	Losses	Loans	Losses	Loans
Allocated allowance for loan losses:
Commercial	$13,659	81.42%	$12,185	80.24%
Residential real estate	571	8.15	389	8.07
Installment	421	3.23	690	6.20
Credit cards and personal credit lines	828	7.20	561	5.49

Total allocated allowance for loan losses	15,479	100.00%	13,825	100.00%

Unallocated allowance for loan losses	322		638

Total allowance for loan losses	$15,801		$14,463

ANALYSIS OF DEPOSITS
(in thousands of dollars)

The average daily deposits for the years ended December 31, 2010, 2009 and 2008, and the average rates paid on those deposits are summarized in the following table:

	2010		2009		2008
	Average	Average	Average	Average	Average	Average
	Daily	Rate	Daily	Rate	Daily	Rate
	Balance	Paid	Balance	Paid	Balance	Paid

Demand deposits	$266,424	0.00%	$229,009	0.00%	$219,762	0.00%

Savings and transaction accounts:
Regular savings	121,844	0.67	70,202	0.14	64,877	0.10
Interest bearing checking	709,002	1.21	572,539	1.01	495,057	2.02

Time deposits:
Deposits of $100,000 or more	712,859	1.59	638,956	1.72	528,316	3.90
Other time deposits	322,479	2.26	359,526	4.27	329,783	4.22

Total deposits	$2,132,608	1.31%	$1,870,232	1.72%	$1,637,795	2.72%

As of December 31, 2010, time certificates of deposit will mature as follows:

	$100,000	% of		% of
	or more	Total	Other	Total

Within three months	$105,353	17.14%	$39,754	11.87%

Over three months, within six months	97,978	15.94	42,864	12.80

Over six months, within twelve months	213,840	34.79	89,284	26.66

Over twelve months	197,476	32.13	163,010	48.67

Total time certificates of deposit	$614,647	100.00%	$334,912	100.00%

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

RETURN ON EQUITY AND OTHER RATIOS

The rates of return on average daily assets and stockholders' equity, the dividend payout ratio, and the average daily stockholders' equity to average daily assets for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Percent of net income to:
Average daily total assets	0.93%	0.78%	0.91%

Average daily stockholders' equity	9.34%	8.94%	13.04%

Percentage of dividends declared per
common share to basic earnings per
weighted average number of common
shares outstanding (16,120,606
shares in 2010, 12,851,845 shares in
2009 and 12,271,845 shares in 2008)	46.97%	48.82%	37.58%

Percentage of average daily
stockholders' equity to average
daily total assets	9.91%	8.68%	6.96%

Cash dividends were declared on April 13, July 13, October 12, 2010 and January 11, 2011 for each quarter of 2010, April 14, July 14, October 13, 2009 and January 12, 2010 for each quarter of 2009 and April 8, July 8 and October 14, 2008 and January 13, 2009 for each quarter of 2008.

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

	2010	2009	2008

Outstanding at year end:
Federal funds purchased	$0	$9,600	$19,000
Securities sold under agreements to repurchase	$142,015	$127,118	$137,769
Other short-term borrowings	$30,000	$215,000	$45,000

Approximate average interest rate at year end:
Federal funds purchased	0.00%	0.50%	0.50%
Securities sold under agreements to repurchase	0.42%	0.42%	0.43%
Other short-term borrowings	0.50%	0.38%	0.65%

Highest amount outstanding as of any month end
during the year:
Federal funds purchased	$71,300	$94,300	$126,700
Securities sold under agreements to repurchase	$142,015	$133,072	$175,427
Other short-term borrowings	$155,000	$220,000	$163,700

Approximate average outstanding during the year:
Federal funds purchased	$13,628	$25,195	$50,171
Securities sold under agreements to repurchase	$114,578	$125,195	$153,363
Other short-term borrowings	$41,055	$119,849	$73,981

Approximate average interest rate during the year:
Federal funds purchased	0.55%	0.56%	2.53%
Securities sold under agreements to repurchase	0.44%	0.46%	1.85%
Other short-term borrowings	0.25%	0.39%	2.09%

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

ITEM 1a. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors:

Continued or worsening general economic or business conditions, particularly in Northern Indiana, where our business is concentrated, could have an adverse effect on our business, results of operations and financial condition.

We operate branch offices in four geographical markets concentrated in Northern Indiana and a loan production office in central Indiana located in Indianapolis. Our most mature market, the South Region, includes Kosciusko County and portions of contiguous counties. The Bank was founded in this market in 1872. Warsaw is this region’s primary city. The Bank entered the North Region in 1990, which includes portions of Elkhart and St. Joseph counties. This region includes the cities of Elkhart and South Bend. The Central Region includes portions of Elkhart County and contiguous counties and is anchored by the city of Goshen. The North and Central regions represent relatively mature markets with nearly 20 years of business activity. We entered the East Region in 1999, which includes Allen and DeKalb counties. Fort Wayne represents the primary city in this market. We have experienced rapid commercial loan growth in this market over the past 11 years. We entered the Indianapolis market in 2006 with the opening of a loan production office in Hamilton County. We expect to open a full service branch in the Indianapolis market in 2011.

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

Since late 2007, the United States economy has generally experienced difficult economic conditions. Certain areas of our geographical markets have seen notably worse economic conditions than those suffered by the country at-large. As reported for November 2010, the 13 counties in which we operate had unemployment rates between 8.1% and 12.8%. In particular, Elkhart County has suffered from adverse business and economic conditions that have resulted in a county-wide level of unemployment of approximately 12.8%, which is well above the national average of 9.1%. A continued downturn in economic conditions, particularly within our primary market areas in Northern Indiana, could result in a decrease in demand for our products and services, an increase in loan delinquencies and defaults and high or increased levels of problem assets and foreclosures. Moreover, because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

Difficult economic and market conditions have adversely affected our industry.

Dramatic declines in the housing market over the past few years, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and commercial real estate loans and resulted in significant write-downs of assets by many financial institutions across the United States. General downward economic trends, reduced availability of commercial credit and historically elevated unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by many financial institutions to their customers and to each other. These conditions have led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reductions in general business activity. Financial institutions have also generally experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and has adversely affected our industry and may adversely affect our business, results of operations and financial condition. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•
We may face further increased regulation of our industry especially as a result of increased rule making called for by the Dodd-Frank Act, and compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates.

•
The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•	The value of the portfolio of investment securities that we hold may be adversely affected.

•	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite the loans become less predictive of future behaviors.

•
Our ability to borrow from other financial institutions or to engage in sales of mortgage loans to third parties on favorable terms, or at all, could be adversely affected by further disruptions in the capital markets or other events, including deteriorating investor expectations.

•
We expect to face increased capital requirements, both at the Company level and at the Bank level. In this regard, the Collins Amendment to the Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Furthermore, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, recently announced an agreement to a strengthened set of capital requirements for internationally active banking organizations, known as Basel III. We expect U.S. banking authorities to follow the lead of Basel III and require all U.S. banking organizations to maintain significantly higher levels of capital, which may limit our ability to pursue business opportunities and adversely affect our results of operations and growth prospects.

•
We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

We must effectively manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries, a centralized credit administration department and periodic independent reviews of outstanding loans by our loan review department. However, we cannot make assurances that such approval and monitoring procedures will reduce these credit risks. If the overall economic climate in the United States, generally, and our market areas, specifically, fails to improve, or even if it does, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses, which would cause our net income and return on equity to decrease.

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

Commercial and industrial and agri-business loans were $895.2 million, or approximately 42.8% of our total loan portfolio, as of December 31, 2010. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. Whenever possible, we require a personal guarantee on commercial loans. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial.

Our loan portfolio includes commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate loans were $816.3 million, or approximately 39.0% of our total loan portfolio, as of December 31, 2010. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, continued adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

At December 31, 2010, consumer loans totaled $51.1 million, or 2.4% of our total loan and lease portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to one-to-four family residential loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point need to raise additional capital to support our continued growth. Our ability to raise additional capital depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot make assurances of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth or acquisitions could be materially impaired.

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

We determined our allowance for loan losses pursuant to our established guidelines and practices and maintained a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions (in our markets as well as the United States), including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2010, our allowance for loan losses as a percentage of total loans was 2.15% and as a percentage of total nonperforming loans was 122%. Because of the nature of our loan portfolio and our concentration in commercial and industrial loans, which tend to be larger loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance for loan losses is adequate to absorb probable incurred losses on any existing loans, we cannot predict loan losses with certainty, and we cannot assure that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, results of operations and financial condition.

Liquidity risks could affect operations and jeopardize our business, results of operations and financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our primary sources of funds consist of cash from operations, investment maturities and sales and deposits. Additional liquidity is provided by brokered deposits, Certificate of Deposit Account Registry Service (CDARS) deposits, repurchase agreements as well as our ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as further disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

Over the last few years, the financial services industry and the credit markets generally have been materially and adversely affected by significant declines in asset values and by a lack of liquidity. The liquidity issues have been particularly acute for regional and community banks, as many of the larger financial institutions have significantly curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders have reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.

Proposed elimination of Indiana’s Public Deposit Insurance Fund could require us to find alternative, higher-cost funding sources to replace public fund deposits.

Approximately 16% of our deposits are concentrated in public funds from a small number of municipalities and government agencies. The inability to maintain these funds on deposit could result in a material adverse effect on the Bank’s liquidity.

Our ability to maintain these deposits may be impacted due to a proposal in the State’s 2011-2012 bi-annual budget submission, which removes $200 million of the approximately $250 million currently in the Public Deposit Insurance Fund (PDIF). Currently, due to the Bank’s favorable bank rating, we are not required to provide any collateral for these deposits. Under the proposal submitted with the 2011-2012 budget, it is unclear if the Bank would be required to provide collateral for these deposits. While the current budget proposal does not contain any such provision, the Bank believes that if the PDIF is reduced by the proposed $200 million, it is likely that we would be required to provide some level of collateral for these deposits. Our ability to provide this collateral may be limited due to the fact that eligible collateral is currently pledged for contingency funding uses at the Federal Home Loan Bank (FHLB). Because it is critically important to maintain our contingency funding sources, such as FHLB advances, our ability to collateralize these deposits, if necessary, would provide challenges. This may result in lower significantly lower public fund deposit balances.

A shift in funding away from public fund deposits would likely increase our cost of funds, as the alternate funding sources, such as brokered certificates of deposit, are higher-cost, less favorable deposits. The inability to maintain these public funds on deposit could result in a material adverse effect on the Bank’s liquidity, and could materially impact our ability to grow and remain profitable.

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

In addition to our plans to open a branch in Indianapolis, we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of all or part of other financial institutions, including FDIC-assisted transactions, or by opening new branches, although we do not have any current plans to do so. To the extent that we undertake acquisitions or new branch openings, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business.

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

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.

The Company and the Bank are subject to extensive regulation by multiple regulatory bodies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we provide as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The U.S. government has intervened on an unprecedented scale by temporarily enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances and increasing insurance on bank deposits.

These programs have subjected financial institutions to additional restrictions, oversight and costs. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.

In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with our operations. If these regulatory trends continue, they could adversely affect our business and, in turn, our consolidated results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Legislative and regulatory reforms applicable to the financial services industry may, if enacted or adopted, have a significant impact on our business, financial condition and results of operations.

On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.

The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raises the current standard deposit insurance limit to $250,000; and expands the FDIC’s authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act also authorizes the Federal Reserve to limit interchange fees payable on debit card transactions, establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies.

The Collins Amendment to the Dodd-Frank Act, among other things, eliminates certain trust preferred securities from Tier 1 capital, but certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or less will continue to be includible in Tier 1 capital. This provision also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Regulations implementing the Collins Amendment must be issued within 18 months of July 21, 2010.

These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations. Our management is actively reviewing the provisions of the Dodd-Frank Act, many of which are to be phased-in over the next several months and years, and assessing its probable impact on our operations. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, is uncertain at this time.

The U.S. Congress has also recently adopted additional consumer protection laws such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, and the Federal Reserve has adopted numerous new regulations addressing banks’ credit card, overdraft and mortgage lending practices. Additional consumer protection legislation and regulatory activity is anticipated in the near future.

Such proposals and legislation, if finally adopted, would change banking laws and our operating environment and that of our subsidiaries in substantial and unpredictable ways. We cannot determine whether such proposals and legislation will be adopted, or the ultimate effect that such proposals and legislation, if enacted, or regulations issued to implement the same, would have upon our business, financial condition or results of operations.

Our ability to attract and retain management and key personnel may affect future growth and earnings.

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

Failure to properly manage the conversion of the majority of the Bank’s core data processing systems could adversely impact the Bank’s results of operations.

The Bank is in the process of replacing the majority of its core data processing systems. The core data processing system includes a loan system, deposit system and customer information file system. The target period for completion of the installation of the technology is April 2011. Failure to meet this deadline may be disruptive to the Bank’s business and could have a material adverse effect on the Bank’s financial condition and results of operations.

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

ITEM 2. PROPERTIES

The Company conducts its operations from the following branch locations:

Location

Main/Headquarters	202 East Center St.	Warsaw	IN
Warsaw Drive-up	East Center St.	Warsaw	IN
Akron	102 East Rochester	Akron	IN
Argos	100 North Michigan	Argos	IN
Auburn	1220 East 7th St.	Auburn	IN
Bremen	1600 State Road 331	Bremen	IN
Columbia City	601 Countryside Dr.	Columbia City	IN
Concord	4202 Elkhart Rd.	Goshen	IN
Cromwell	111 North Jefferson St.	Cromwell	IN
Elkhart Beardsley	864 East Beardsley St.	Elkhart	IN
Elkhart East	22050 State Road 120	Elkhart	IN
Elkhart Hubbard Hill	58404 State Road 19	Elkhart	IN
Elkhart Northwest	1208 North Nappanee St.	Elkhart	IN
Fort Wayne Jefferson Blvd	6851 West Jefferson Blvd.	Fort Wayne	IN
Fort Wayne North	302 East DuPont Rd.	Fort Wayne	IN
Fort Wayne Northeast	10411 Maysville Rd.	Fort Wayne	IN
Fort Wayne Southwest	10429 Illinois Rd.	Fort Wayne	IN
Goshen Downtown	102 North Main St.	Goshen	IN
Goshen South	2513 South Main St.	Goshen	IN
Granger	12830 State Road 23	Granger	IN
Huntington	1501 North Jefferson St.	Huntington	IN
Kendallville East	631 Professional Way	Kendallville	IN
LaGrange	901 South Detroit	LaGrange	IN
Ligonier Downtown	222 South Cavin St.	Ligonier	IN
Ligonier South	1470 U.S. Highway 33 South	Ligonier	IN
Medaryville	202 E. Main St.	Medaryville	IN
Mentone	202 East Main St.	Mentone	IN
Middlebury	712 Wayne Ave.	Middlebury	IN
Milford	State Road 15 North	Milford	IN
Mishawaka	5015 North Main St.	Mishawaka	IN
Nappanee	202 West Market St.	Nappanee	IN
North Webster	644 North Main St.	North Webster	IN
Pierceton	202 South First St.	Pierceton	IN
Plymouth	862 East Jefferson St.	Plymouth	IN
Rochester	507 East 9th St.	Rochester	IN
Shipshewana	895 North Van Buren St.	Shipshewana	IN
Silver Lake	102 Main St.	Silver Lake	IN
South Bend Northwest	21113 Cleveland Rd.	South Bend	IN
Syracuse	502 South Huntington	Syracuse	IN
Warsaw East	3601 Commerce Dr.	Warsaw	IN
Warsaw North	420 Chevy Way	Warsaw	IN
Warsaw West	1221 West Lake St.	Warsaw	IN
Winona Lake	99 Chestnut St.	Winona Lake	IN
Winona Lake East	1324 Wooster Rd.	Winona Lake	IN

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

In addition, the Company owns buildings at 110 South High St., Warsaw, Indiana, and 114-118 East Market St., Warsaw, Indiana, which it uses for various offices, a building at 113 East Market St., Warsaw, Indiana, which it uses for office and computer facilities, and a building at 109 South Buffalo St., Warsaw, Indiana, which it uses for training and development. The Company has purchased property at West 96th St. and Meridian, in Indianapolis, Indiana where it intends to construct a full-service bank branch during 2011.

None of the Company’s assets are the subject of any material encumbrances.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which the Company and the Bank are a party or of which any of their property is subject.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
2010

Trading prices (per share)*
Low	$18.34	$17.84	$18.95	$17.00
High	$22.28	$21.19	$22.17	$19.18

Dividends declared (per share)	$0.155	$0.155	$0.155	$0.155

2009

Trading prices (per share)*
Low	$16.35	$17.80	$17.10	$14.14
High	$22.24	$22.49	$21.04	$23.87

Dividends declared (per share)	$0.155	$0.155	$0.155	$0.155

*  The trading ranges are the high and low prices as obtained from The Nasdaq Stock Market.

The common stock of the Company began being quoted on The Nasdaq Stock Market under the symbol LKFN in August, 1997. Currently, the Company’s common stock is listed for trading on the Nasdaq Global Select Market. On December 31, 2010, the Company had approximately 423 shareholders of record and estimates that it has approximately 2,600 shareholders in total.

The Company paid dividends as set forth in the table above. The Company’s ability to pay dividends to shareholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay.

The following table provides information about purchases by the Company and its affiliates during the quarter ended December 31, 2010 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

10/01/10-10/31/10	0	$0.00	0	$0.00
11/01/10-11/30/10	827	20.05	0	0.00
12/01/10-12/31/10	0	0.00	0	0.00

Total	827	$20.05	0	$0.00

The shares purchased during the quarter were credited to the deferred share accounts of six nonemployee directors under the Company’s directors’ deferred compensation plan.

STOCK PRICE PERFORMANCE GRAPH

The graph below compares the cumulative total return of the Company, the Nasdaq Market Index and a peer group index.

Total Return Performance
Index Value
140
120
100
80
60
40
20
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
Lakeland Financial Corporation
NASDAQ Market Index
Peer Group Index

INDEX	2005	2006	2007	2008	2009	2010
Lakeland Financial Corporation	100.00	129.18	108.32	127.09	94.92	122.01
NASDAQ Market Index	100.00	110.39	122.15	73.32	106.57	125.91
Peer Group Index	100.00	114.73	82.30	62.72	45.86	51.84

The above returns assume $100 invested on December 31, 2005 and dividends were reinvested.

The peer group index for the stock performance graph is comprised of all financial institution holding companies in the United States with total assets as of December 31, 2010 between $1.0 billion and $3.0 billion dollars whose equity securities were traded on an exchange or national quotation service. The following is a list of those entities included in the peer group.

Company	Company
1st United Bancorp, Inc.	Heritage Commerce Corp
Alliance Financial Corporation	Heritage Financial Corporation
Ameris Bancorp	Horizon Bancorp
Arrow Financial Corporation	Hudson Valley Holding Corp.
Bancorp Rhode Island, Inc.	Independent Bank Corporation
Bancorp, Inc.	Indiana Community Bancorp
BancTrust Financial Group, Inc.	Integra Bank Corporation
Bank of Kentucky Financial Corporation	Intervest Bancshares Corporation
Bank of Marin Bancorp	Lakeland Bancorp, Inc.
Bar Harbor Bankshares	LNB Bancorp, Inc.
BCB Bancorp, Inc.	Macatawa Bank Corporation
BNC Bancorp	MainSource Financial Group, Inc.
Bridge Bancorp, Inc.	MBT Financial Corp.
Bryn Mawr Bank Corporation	Mercantile Bank Corporation
Cadence Financial Corporation	Merchants Bancshares, Inc.
Camden National Corporation	Metro Bancorp, Inc.
Capital Bank Corporation	MetroCorp Bancshares, Inc.
Capital City Bank Group, Inc.	Middleburg Financial Corporation
Cardinal Financial Corporation	MidWestOne Financial Group, Inc.
Cascade Bancorp	Nara Bancorp, Inc.
Cascade Financial Corporation	NewBridge Bancorp
Cass Information Systems, Inc.	Northrim BanCorp, Inc.
Center Bancorp, Inc.	Old Second Bancorp, Inc.
Center Financial Corporation	Orrstown Financial Services, Inc.
CenterState Banks, Inc.	PAB Bankshares, Inc.
Centrue Financial Corporation	Pacific Continental Corporation
Century Bancorp, Inc.	Pacific Mercantile Bancorp
Citizens & Northern Corporation	Peapack-Gladstone Financial Corporation
City Holding Company	Peoples Bancorp Inc.
CNB Financial Corporation	Peoples Bancorp of North Carolina, Inc.
CoBiz Financial Inc.	Porter Bancorp, Inc.
Colony Bankcorp, Inc.	Preferred Bank
Commonwealth Bankshares, Inc.	Premier Financial Bancorp, Inc.
Community Bankers Trust Corporation	PremierWest Bancorp
Eagle Bancorp, Inc.	Princeton National Bancorp, Inc.
Eastern Virginia Bankshares, Inc.	QCR Holdings, Inc.
Encore Bancshares, Inc.	Royal Bancshares of Pennsylvania, Inc.
Enterprise Bancorp, Inc.	S.Y. Bancorp, Inc.
Enterprise Financial Services Corp	Savannah Bancorp, Inc.
Farmers Capital Bank Corporation	Seacoast Banking Corporation of Florida
Fidelity Southern Corporation	Shore Bancshares, Inc.
Financial Institutions, Inc.	Sierra Bancorp
First Bancorp, Inc.	Southern Community Financial Corporation
First Business Financial Services, Inc.	Southwest Bancorp, Inc.
First California Financial Group, Inc.	State Bancorp, Inc.
First Citizens Banc Corp	StellarOne Corporation
First Community Bancshares, Inc.	Sterling Bancorp
First Financial Corporation	Suffolk Bancorp
First Financial Service Corporation	Summit Financial Group, Inc.
First M&F Corporation	Tennessee Commerce Bancorp, Inc.
First Mariner Bancorp	TIB Financial Corp.
First of Long Island Corporation	Tower Bancorp, Inc.
First Security Group, Inc.	TriCo Bancshares
First United Corporation	Univest Corporation of Pennsylvania
Firstbank Corporation	Virginia Commerce Bancorp, Inc.
FNB United Corp.	VIST Financial Corp.
German American Bancorp, Inc.	Washington Banking Company
Green Bankshares, Inc.	Washington Trust Bancorp, Inc.
Guaranty Bancorp	West Bancorporation, Inc.
Hanmi Financial Corporation	West Coast Bancorp
Hawthorn Bancshares, Inc.	Yadkin Valley Financial Corporation

ITEM 6. SELECTED FINANCIAL DATA

	2010	2009	2008	2007	2006
	(in thousands except share and per share data)

Interest income	$123,525	$116,343	$118,484	$117,973	$105,551

Interest expense	30,872	36,062	55,216	63,417	53,224

Net interest income	92,653	80,281	63,268	54,556	52,327

Provision for loan losses	23,947	21,202	10,207	4,298	2,644

Net interest income after provision
for loan losses	68,706	59,079	53,061	50,258	49,683
Other noninterest income	19,918	20,547	22,236	19,844	18,668
Gain on redemption of Visa shares	0	0	642	0	0
Mortgage banking income	1,587	1,695	411	309	194
Net securities gains (losses)	4	2	39	89	(68)
Noninterest expense	(53,435)	(53,475)	(47,481)	(42,923)	(40,242)

Income before income tax expense	36,780	27,848	28,908	27,577	28,235

Income tax expense	12,237	8,869	9,207	8,366	9,514

Net income	24,543	18,979	19,701	19,211	18,721

Dividends and accretion of discount on
preferred stock	3,187	2,694	0	0	0

Net income available to common shareholders	$21,356	$16,285	$19,701	$19,211	$18,721

Basic weighted average common shares
outstanding*	16,120,606	12,851,845	12,271,927	12,188,594	12,069,300

Basic earnings per common share*	$1.32	$1.27	$1.61	$1.58	$1.55

Diluted weighted average common shares
outstanding*	16,213,747	12,952,444	12,459,802	12,424,137	12,375,467

Diluted earnings per common share*	$1.32	$1.26	$1.58	$1.55	$1.51

Cash dividends declared*	$0.62	$0.62	$0.61	$0.55	$0.38
* Share and per share data have been adjusted for a 2-for-1 stock split on April 28, 2006.

ITEM 6. SELECTED FINANCIAL DATA (continued)

Balances at December 31,	2010	2009	2008	2007	2006
	(in thousands)

Total assets	$2,681,926	$2,571,505	$2,377,445	$1,989,133	$1,836,706

Total loans	$2,089,959	$2,012,010	$1,833,334	$1,523,720	$1,353,837

Total deposits	$2,201,025	$1,851,125	$1,885,299	$1,478,918	$1,475,765

Total short-term borrowings	$174,052	$354,051	$202,609	$316,165	$187,484

Long-term borrowings	$15,041	$40,042	$90,043	$44	$45

Subordinated debentures	$30,928	$30,928	$30,928	$30,928	$30,928

Total stockholders' equity	$246,997	$279,994	$149,880	$146,270	$130,187

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in twelve counties in northern Indiana and a loan production office in Indianapolis, Indiana. The Company earned $24.5 million for 2010 versus $19.0 million for 2009, an increase of 29.3%. The increase was driven primarily by a $12.4 million increase in net interest income. Offsetting this positive impact was a $2.7 million increase in the provision for loan losses and $735,000 decrease in noninterest income. The Company earned $19.0 million for 2009 versus $19.7 million for 2008, a decrease of 3.7%. The decrease was driven primarily by an $11.0 million increase in the provision for loan losses, a $6.0 million increase in noninterest expense and a $1.1 million decrease in noninterest income. Offsetting these negative impacts was a $17.0 million increase in net interest income.

Basic earnings per share for 2010 was $1.32 per share versus $1.27 per share for 2009 and $1.61 for 2008. Diluted earnings per share for 2010 was $1.32 per share versus $1.26 per share for 2009 and $1.58 for 2008. Diluted earnings per share reflect the potential dilutive impact of warrants and stock awards granted under employee equity incentive plans. Basic and diluted earnings per share for 2010 and 2009 were also impacted by the Company’s issuance of 3.6 million common shares during the fourth quarter of 2009 and the Company’s participation in the TARP Capital Purchase Program during 2009, which the Company subsequently returned in the second quarter of 2010. As a result of the second quarter 2010 redemption, the Company recognized a non-cash reduction in net income available to common shareholders of $1.8 million, which represented the remaining unamortized accretion of the discount on the preferred shares. This non-cash item impacted net income available to common shareholders and earnings per share. Excluding the impact of this $1.8 million accretion, diluted earnings per share would have been $1.43 for 2010 versus $1.26 for 2009, an increase of 13%.

The Company’s total assets were $2.682 billion as of December 31, 2010 versus $2.572 billion as of December 31, 2009, an increase of $110.4 million or 4.3%. This increase was primarily due to a $95.3 million increase in commercial loans from $1.655 billion at December 31, 2009 to $1.750 billion at December 31, 2010. This increase occurred as a result of the Company’s long standing strategic focus toward emphasizing origination of commercial loans even though there continue to be difficulties in our markets.

RESULTS OF OPERATIONS

2010 versus 2009

The Company reported net income of $24.5 million in 2010, an increase of $5.6 million, or 29.3%, versus net income of $19.0 million in 2009. Net interest income increased $12.4 million, or 15.4%, to $92.7 million versus $80.3 million in 2009. Net interest income increased primarily due to the increase of the net interest margin from 3.51% in 2009 to 3.73% in 2010 resulting from a large decrease in interest expense as well as an increase in interest income. In addition, increases in average earning assets contributed to the increase in net interest income. A 9.2% increase in average commercial loans, which reflects our continuing strategic focus on commercial lending, contributed to the increase.

Interest income increased $7.2 million, or 6.2%, from $116.3 million in 2009 to $123.5 million in 2010. The increase was driven primarily by a $197.1 million, or 8.5%, increase in average earning assets. Interest expense decreased $5.2 million, or 14.4%, from $36.1 million in 2009 to $30.9 million in 2010. The decrease was primarily the result of a 33 basis point decrease in the Company’s daily cost of funds in 2010 versus 2009, which resulted from a decrease in market rates over the same time period. The Company’s net interest margin increased to 3.73% in 2010 versus 3.51% in 2009, primarily due to declines in the Company’s daily cost of funds. Average earning assets increased by $197.1 million from $2.3 billion in 2009 to $2.5 billion in 2010. As previously stated, the continued growth in our commercial loans portfolio accounted for most of the increase. While the growth was diversified by region, the Company experienced strong loan growth in four counties: Hamilton, Whitley, St. Joseph and Allen. Deposits increased to fund the loan growth, driven primarily by increases of $136.5 million in average interest bearing transaction accounts. The increase in interest bearing transaction accounts was driven primarily by the Company’s Rewards Checking product, which pays a higher interest rate on balances up to a maximum balance amount when certain conditions are met during each interest cycle. The increase in average interest bearing transaction account balances did not translate into a higher cost of funds due to decreases in the weighted average rates of all funding sources during 2010. Management believes that the growth in the loan portfolio will likely continue in a measured, but prudent, fashion as a result of our strategic focus on commercial lending and in conjunction with the general expansion and penetration of the geographical markets the Company serves, as well as our expansion in the Indianapolis market.

Interest income was also affected by an increase in nonaccrual loans. Nonaccrual loans were $36.6 million, or 1.75% of total loans, at year end versus $30.5 million, or 1.52% of total loans, at the end of 2009. There were 40 relationships totaling $48.0 million classified as impaired as of December 31, 2010 versus 31 relationships totaling $31.8 million at the end of 2009. The increase in nonaccrual loans resulted primarily from the addition of one commercial credit totaling $9.0 million. The increase in impaired loans resulted from this commercial credit, as well as two other commercial relationships totaling $10.8 million. Net charge-offs were $11.0 million in 2010 versus $8.0 million in 2009, representing 0.54% and 0.42% of average daily loans in 2010 and 2009. Total nonperforming loans were $36.9 million, or 1.77% of total loans, at year end 2010 versus $30.7 million, or 1.53% of total loans, at the end of 2009.

The provision for loan loss expense was $23.9 million in 2010, resulting in an allowance for loan losses at December 31, 2010 of $45.0 million, which represented 2.15% of the loan portfolio, versus a provision for loan loss expense of $21.2 million in 2009 and an allowance for loan losses of $32.1 million at the end of 2009, which represented 1.59% of the loan portfolio. The higher provision in 2010 versus 2009 was attributable to a number of factors, but was primarily a result of an increase in net charge-offs, general growth in the loan portfolio, as well as higher allocations on specific watch list credits, which increased 48% from $19.2 million at December 31, 2009 to $28.4 million at December 31, 2010. The level the provision for loan loss was also influenced by other factors related to the growth in the loan portfolio, such as the continued emerging market risk, the continued emerging concentration risk, commercial loan focus and large credit concentration, general economic conditions and historical loss percentages. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest income was $21.5 million in 2010 versus $22.2 million in 2009, a decrease of $735,000, or 3.3%. The decrease was primarily driven by the Company’s recognition of $1.6 million in other-than-temporary impairment on seven non-agency residential mortgage backed securities. Loan, insurance and service fees increased $760,000, or 21.5%, driven by higher fee income on increased debit card activity generated by requirements under a rewards checking program, as well as fees from increased overdraft activity. This level of growth is not expected to continue in 2011. Investment brokerage fees increased $590,000, or 35.2%, driven by a favorable mix in product sales and by higher trading volumes. Wealth advisory fees increased $267,000, or 9.0%. The various category increases in 2010 more than offset a change related to the processing of merchant credit card activities. Prior to the third quarter of 2009, transaction driven revenue and expenses related to this category were reported on a gross basis in merchant card fee income in noninterest income and credit card interchange fees in noninterest expense. Beginning in the second quarter of 2009, the Company began converting clients to a new third party processor for this activity. As a result, only net revenues with the new processor are being recognized in merchant card fee income in noninterest income. This change was driven by the structure of the agreement with the third party processor, and not due to any change in the Company’s accounting policies.

Noninterest expense was $53.4 million in 2010 versus $53.5 million in 2009. Salaries and employee benefits increased by $2.6 million, or 9.4%, in 2010 versus 2009. The increase was driven by higher performance based compensation accruals, which resulted from a combination of strong performance versus corporate objectives in 2010 and lower performance versus these criteria in 2009. Salaries and employee benefits were also impacted by additions to staff in revenue producing areas. During 2010, credit card interchange expense decreased $1.3 million due to the agreement with the third party processor which resulted in reporting revenues and expenses on a net basis. In addition, during 2010 other expense decreased by $983,000, primarily due to lower FDIC premiums, as the Company was subject to a special FDIC assessment of $1.1 million during 2009.

As a result of these factors, income before income tax expense increased $8.9 million, or 32.1%, from $27.8 million in 2009 to $36.8 million in 2010. Income tax expense was $12.2 million in 2010 versus $8.9 million in 2009. Income tax as a percentage of income before tax was 33.3% in 2010 versus 31.8% in 2009. Net income increased $5.6 million, or 29.3%, to $24.5 million in 2010 versus $19.0 million in 2009. Basic earnings per share in 2010 was $1.32, an increase of 3.9%, versus $1.27 in 2009. Earnings per share in 2010 and 2009 were impacted by $3.2 million and $2.7 million, respectively, in dividends and accretion of discount on preferred stock related to the Company’s participation in the TARP Capital Purchase Program as well as the Company’s issuance of an additional 3.6 million shares of common stock. In addition, earnings per share for 2010 was impacted by the Company’s June 9, 2010 redemption of the 56,044 shares of TARP preferred stock. As a result of the second quarter 2010 redemption, the Company recognized a non-cash reduction in net income available to common shareholders of $1.8 million, which represented the remaining unamortized accretion of the discount on the preferred shares. The Company’s net income performance represented an 8.8% return on January 1, 2010, stockholders’ equity versus 12.7% in 2009. The net income performance resulted in a 0.93% return on average daily assets in 2010 versus 0.78% in 2009.

RESULTS OF OPERATIONS

2009 versus 2008

The Company reported net income of $19.0 million in 2009, a decrease of $722,000, or 3.7%, versus net income of $19.7 million in 2008. Net interest income increased $17.0 million, or 26.9%, to $80.3 million versus $63.3 million in 2008. Net interest income increased primarily due to the increase of the net interest margin from 3.14% in 2008 to 3.51% in 2009 resulting from a large decrease in interest expense that offset an increase in interest income. In addition, increases in average earning assets contributed to the increase in net interest income. Particularly a 10.9% increase in commercial loans reflecting our continued strategic focus on commercial lending as a key driver of the business, contributed to the increase.

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

Noninterest income was $22.2 million in 2009 versus $23.3 million in 2008, a decrease of $1.1 million, or 4.7%. The 2009 decrease was driven in a large part, by a change related to the processing of merchant credit card activities. Prior to the third quarter of 2009, transaction driven revenue and expenses related to this category were reported on a gross basis in merchant card fee income in noninterest income and credit card interchange fees in noninterest expense. Beginning in the second quarter of 2009, the Company began converting clients to a new third party processor for this activity. As a result, only net revenues with the new processor were being recognized in merchant card fee income in noninterest income. This change was driven by the structure of the agreement with the third party processor, and not due to any change in the Company’s accounting policies. Service charges on deposit accounts decreased $358,000, or 4.2%, also affecting noninterest income. The decrease was due primarily to decreases in retail NSF and overdraft fees as we believe retail customers spent less because of the general economic environment. Mortgage banking income increased by $1.3 million, or 312.4%, offsetting some of the decreases in noninterest income. The increase was driven by lower mortgage interest rates, which led to increased loan refinance volumes as well as a larger pipeline of mortgage loan applications. Loan, insurance and service fees also increased $354,000, or 11.1%, driven by higher fee income on increased debit card activity generated by requirements under a rewards checking program. Additionally, noninterest income in 2008 was positively impacted due to a nonrecurring gain of $642,000 related to the VISA initial public offering and the redemption of some of the shares we owned in connection with the offering.

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

FINANCIAL CONDITION

Total assets of the Company were $2.682 billion as of December 31, 2010, an increase of $110.4 million, or 4.3%, when compared to $2.572 billion as of December 31, 2009. Total cash and cash equivalents increased by $4.2 million, or 7.4%, to $60.1 million at December 31, 2010 from $56.0 million at December 31, 2009.

Total securities available for sale increased by $32.6 million, or 8.0%, to $442.6 million at December 31, 2010 from $410.0 million at December 31, 2009. The portfolio contained mostly collateralized mortgage obligations and other securities which were either directly or indirectly backed by the federal government or a local municipal government and collateralized mortgage obligations rated AAA by S&P or Aaa by Moody’s at the time of purchase. As of December 31, 2010, the Company had $62.8 million of non-agency mortgage-backed securities which were not issued by the federal government or government sponsored agencies, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. The investment portfolio did not contain any corporate debt instruments or trust preferred instruments as of December 31, 2010. The increase in securities available for sale was a result of a number of activities in the securities portfolio. Paydowns from prepayments of $81.7 million were received, and the amortization of premiums, net of the accretion of discounts, was $1.7 million. Maturities and calls of securities totaled $8.8 million. Other-than-temporary impairment of $1.6 million was recognized on seven non-agency residential mortgage-backed securities. These portfolio decreases were offset by securities purchases totaling $114.1 million. The fair value of the securities increased $12.3 million from ($7.6) million in 2009 to $4.7 million in 2010. The increase in market value was primarily driven by higher market values for non-agency mortgage-backed securities, which increased in market value $10.1 million. The investment portfolio is managed to provide for an appropriate balance between credit risk and investment return and to limit the Company’s exposure to risk to an acceptable level.

Five of the 24 private label collateralized mortgage obligations in the investment portfolio were still rated AAA/Aaa as of December 31, 2010, but nineteen had been downgraded by S&P, Fitch and/or Moody’s, including eighteen which were ranked below investment grade by one or more rating agencies. The Company performs an analysis of the cash flows of these securities on a monthly basis based on assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses. Based upon the initial review, securities may be identified for further analysis computing the net present value using an appropriate discount rate (the current accounting yield) and comparing it to the book value to determine if there is any other-than-temporary impairment to be recorded. Based on this analysis of the non-agency residential mortgage-backed securities, the Company recorded an additional $1.6 million in 2010 in other-than-temporary impairment relating to seven separate securities in the year ended December 31, 2010, which is equal to the credit loss, establishing a new, lower amortized cost basis. Because management did not have the intent to sell these securities nor did management believe that it was more likely than not they would be required to sell these securities before the recovery of their new, lower amortized cost basis, management did not consider the remaining unrealized losses of the investment securities to be other-than-temporarily impaired at December 31, 2010.
Real estate mortgages held for sale increased by $4.1 million, or 268.6%, to $5.6 million at December 31, 2010 from $1.5 million at December 31, 2009. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market and management expects to sell most of these mortgages in early 2011. The Company generally sells to third parties almost all of the mortgage loans it originates. During 2010, $91.6 million in real estate mortgages were originated for sale and $86.8 million in mortgages were sold, compared to $121.9 million and $119.9 million in 2009.

Total loans, excluding real estate mortgages held for sale, increased by $77.9 million, or 3.9%, to $2.090 billion at December 31, 2010 from $2.012 billion at December 31, 2009. The mix of loan types within the Company’s portfolio continued a trend toward a higher percentage of the total loan portfolio being in commercial loans. This general increase in commercial loans was a result of the Company’s long standing strategic focus toward emphasizing origination of commercial loans. The portfolio breakdown at year end 2010 reflected 84% commercial and industrial and agri-business, 14% residential real estate and home equity and 2% consumer loans versus 82% commercial and industrial and agri-business, 15% residential real estate and home equity and 3% consumer loans for 2009.

At December 31, 2010, the allowance for loan losses was $45.0 million, or 2.15% of total loans outstanding, versus $32.1 million, or 1.59% of total loans outstanding at December 31, 2009. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the following considerations.

The Company has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses from a wide variety of industries. Commercial loans represent higher dollar loans to fewer customers and therefore higher credit risk than other types of loans. Pricing is adjusted to manage the higher credit risk associated with these types of loans. The majority of fixed-rate mortgage loans, which represent increased interest rate risk, are sold in the secondary market, as well as some variable rate mortgage loans. The remainder of the variable rate mortgage loans and a small number of fixed-rate mortgage loans are retained. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions worsen or do not improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

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

At December 31, 2010, on the basis of management’s review of the loan portfolio, the Company had 108 credits totaling $169.3 million on the classified loan list versus 106 credits totaling $178.0 million on December 31, 2009. As of December 31, 2010, the Company had $48.4 million of assets classified special mention, $120.1 million classified as substandard, $0 classified as doubtful and $0 classified as loss as compared to $77.1 million, $100.6 million, $369,000 and $0 at December 31, 2009. In addition, at December 31, 2010 the Company had ten loans totaling $14.6 million accounted for as troubled debt restructurings – eight mortgage loans totaling $1.4 million with total allocations of $70,000, a $6.1 million commercial credit with an allocation of $3.2 million and a $7.2 million commercial credit with an allocation of $782,000. The Company has no commitments to lend additional funds to any of the borrowers. At December 31, 2009, the Company had two relationships totaling $6.5 million accounted for as troubled debt restructurings – a $176,000 mortgage loan with an allocation of $35,000 and a $6.3 million commercial credit with an allocation of $2.5 million.

Allowance estimates are developed by management taking into account actual loss experience, adjusted for current economic conditions. The Company also discusses this methodology with regulatory authorities during their regularly scheduled examinations. Allowance estimates are considered a prudent measurement of the risk in the Company’s loan portfolio and are applied to individual loans based on loan type. In accordance with current accounting guidance, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions, and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. For a more thorough discussion of the allowance for loan losses methodology see the Critical Accounting Policies section of this Item 6.

The allowance for loan losses increased 40.3%, or $12.9 million, from $32.1 million December 31, 2009 to $45.0 million at December 31, 2010. Pooled loan allocations increased $2.8 million from $10.2 million at December 31, 2009 to $12.9 million at December 31, 2010, which was a result of an increase in pooled loan balances of $85.0 million year over year and an increase in loan allocations due to increased historical charge-offs and the current economic environment. Classified loan allocations increased $9.2 million from $19.2 million at December 31, 2009 to $28.4 million at December 31, 2010. This increase was primarily due to the higher classified loan balances. The unallocated component of the allowance for loan losses increased from $2.7 million at December 31, 2009 to $3.7 million at December 31, 2010 primarily due to the uncertainty in the current economic conditions and the potential negative impact to borrowers of the continued economic problems in our market areas.

The Company has experienced growth in total loans over the last three years of $566.2 million, or 37.2%. The concentration of this loan growth was in the commercial loan portfolio which has resulted in increasing the percentage of commercial loans to all loans from 82% in 2008 to 84% in 2010. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and geography. Management has historically considered growth and portfolio composition when determining loan loss allocations. Management believed that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.

As a result of the methodology in determining the adequacy of the allowance for loan losses, the provision for loan losses was $23.9 million in 2010 versus $21.2 million in 2009. At December 31, 2010, total nonperforming loans increased by $6.2 million to $36.9 million from $30.7 million at December 31, 2009. Loans delinquent 90 days or more that were included in the accompanying financial statements as accruing totaled $330,000 versus $190,000 at December 31, 2009. For December 31, 2010 and 2009, $35.8 million and $29.7 million of impaired loans were also included in the total for nonaccrual loans. Total impaired loans increased by $16.2 million to $48.0 million at December 31, 2010 from $31.8 million at December 31, 2009. The increase in nonaccrual loans resulted primarily from the addition of a commercial credit of $9.0 million. As discussed earlier, the increase in impaired loans resulted primarily from the nonaccrual commercial credit mentioned previously, as well as two other commercial relationships totaling $10.8 million. The Company allocated $12.1 million and $6.7 million of the allowance for loan losses to the impaired loans in 2010 and 2009. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

The allowance for loan loss to total loans percentage was 2.15% in 2010 and 1.59% in 2009. The Company’s total nonperforming loans were 1.77% of total loans at year end 2010 versus 1.53% of total loans at the end of 2009. However, the Company’s overall asset quality position can be influenced by a small number of credits due to the focus on commercial lending activity.

Management does not expect a rapid recovery from the current depressed economic conditions in the Company’s markets as certain industries, including residential and commercial real estate development, recreational vehicle and mobile home manufacturing and other regional industries continue to experience general slow-downs and shrinkage from their levels a few years ago. The Company’s continued growth strategy promotes diversification among industries as well as continued focus on enforcement of a strong credit environment and an aggressive position in loan work-out situations. While the Company believes that the impact of these industry-specific issues will be somewhat mitigated by its overall expansion strategy, the economic environment impacting its entire geographic footprint will continue to present challenges. While the Company has seen indications of improved economic conditions in its markets, they are not wide spread, or particularly strong improvements.

Total deposits increased by $349.9 million, or 18.9%, to $2.201 billion at December 31, 2010 from $1.851 billion at December 31, 2009. The increase resulted from increases of $126.6 million in brokered deposits, $105.9 million in interest bearing transaction accounts (primarily the Company’s Rewards Checking product), $68.5 million in savings deposits (primarily the Company’s Rewards Savings product), $47.0 million in money market accounts, $45.7 million in demand deposits (primarily commercial demand deposits), $11.0 million in other certificates of deposit and of $2.9 million in certificates of deposit of $100,000 and over. These increases were offset by decreases of $46.3 million in CDARS certificates of deposit and $11.4 million in public fund certificates of deposit. Growth in savings and retail transaction accounts was driven by existing Rewards Checking and Rewards Savings products. Management intends to continue to promote these as the key retail banking products and expects growth to continue in these products, although pending and proposed changes in legislature and regulatory arenas may affect the structure and pricing of the products. As previously noted, the Company has substantial funding from public fund entities. If this funding is reduced due to proposed changes to the PDIF, the Company will be required to execute alternate funding plans under the Contingency Funding Plan discussed in further detail under “—Liquidity” below.

Total short-term borrowings decreased by $180.0 million, or 50.8%, to $174.1 million at December 31, 2010 from $354.1 million at December 31, 2009. The decrease resulted primarily from decreases of $185.0 million in other borrowings, primarily from short-term advances from the Federal Home Loan Bank of Indianapolis as well as the discontinuance of the Federal Reserve Bank’s Term Auction Facility. In addition, federal funds purchased increased by $9.6 million. The decreases were offset by increases in securities sold under agreements to repurchase of $14.9 million.

The Company believes that a strong, appropriately managed capital position is critical to long-term earnings and expansion. Bank regulatory agencies exclude the market value adjustment created by current accounting guidance (AFS adjustment) from capital adequacy calculations. Excluding this adjustment from the calculation, the Company had a total risk-based capital ratio of 13.3% and a Tier I risk-based capital ratio of 12.0% as of December 31, 2010. These ratios met or exceeded the Federal Reserve’s “well-capitalized” minimums of 10.0% and 6.0%, respectively.

The ability to maintain these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders’ equity decreased by 11.8% to $247.0 million as of December 31, 2010 from $280.0 million as of December 31, 2009. The decrease in 2010 was impacted by net income of $24.5 million, as well as the following factors:

•	cash dividends of $11.2 million,
•	a favorable change in the AFS adjustment for the market valuation on securities held for sale of $7.3 million, net of tax,
•	positive pension liability adjustment of $63,000, net of tax,
•	$122,000 for net treasury stock sold,
•	$1.1 million related to stock option exercises,
•	$1.3 million in stock compensation expense, and
•	$56.0 million paid for the redemption of preferred stock, net of accretion.

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

The 2010 AFS adjustment was primarily related to a 189 basis point decrease in the two to five year U.S. Treasury rates during 2010. Management has factored this into the determination of the size of the AFS portfolio to help ensure that stockholders’ equity will be adequate under various scenarios.

Critical Accounting Policies

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances which could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation and other-than-temporary impairment of investment securities and the valuation of mortgage servicing rights.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to provide for probable incurred credit losses. Loan losses are charged against the allowance when management believes that the principal is uncollectable. Subsequent recoveries, if any, are credited to the allowance. Allocations of the allowance are made for specific loans and for pools of similar types of loans, although the entire allowance is available for any loan that, in management’s judgment, should be charged against the allowance. A provision for loan losses is taken based on management’s ongoing evaluation of the appropriate allowance balance. A formal evaluation of the adequacy of the loan loss allowance is conducted at least monthly and more often if deemed necessary. The ultimate recovery of all loans is susceptible to future market factors beyond the Company’s control.

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

Allocations are also applied to categories of loans not considered individually impaired but for which the rate of loss is expected to be consistent with or greater than historical averages. Such allocations are based on past loss experience and information about specific borrower situations and estimated collateral values. In addition, general allocations are made for other pools of loans, including non-classified loans. These general pooled loan allocations are performed for portfolio segments of commercial and industrial, commercial real estate and multi-family, agri-business and agricultural, other commercial, consumer 1-4 family mortgage and other consumer loans, and loans within certain industry categories believed to present unique risk of loss. General allocations of the allowance are primarily made based on a three-year historical average for loan losses for these portfolios, judgmentally adjusted for economic factors and portfolio trends.

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

The servicing assets had fair values of $2.4 million and $2.1 million, respectively, at December 31, 2010 and 2009. At December 31, 2010, key economic assumptions and the sensitivity of the current fair value of mortgage servicing rights to an immediate 10% and 20% adverse changes in those assumptions are as follows:

(dollars in thousands)
Fair value of mortgage servicing assets	$2,390
Constant prepayment speed (PSA)	288
Impact on fair value of 10% adverse change	$(123)
Impact on fair value of 20% adverse change	(235)
Discount rate	9.5%
Impact on fair value of 10% adverse change	$(61)
Impact on fair value of 20% adverse change	(119)

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

Valuation and Other-Than-Temporary Impairment of Investment Securities

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

At the end of each reporting period securities held in the investment portfolio are evaluated on an individual security level for other-than-temporary impairment in accordance with current accounting guidance. Impairment is other-than-temporary if the decline in the fair value of the security is below its amortized cost and it is probable that all amounts due according to the contractual terms of a debt security will not be received.

Significant judgments are required in determining impairment, which include making assumptions regarding the estimated prepayments, loss assumptions and the change in interest rates.

We consider the following factors when determining other-than-temporary impairment for a security or investment:

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

For the non-agency residential mortgage-backed securities, additional independent analysis is performed to determine if other-than-temporary impairment needs to be recorded for these securities. The independent analysis utilizes third party data sources which are then included in projections of the cash flows of the individual securities under several different scenarios based upon assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses. Based upon the initial review using the analysis created with third party sources, securities may be identified for further analysis. If any are identified, management makes assumptions as to prepayment speeds, default rates, severity of losses and lag time until losses are actually recorded for each security based upon historical data for each security and other factors. Cash flows for each security using these assumptions are generated and the net present value is computed using an appropriate discount rate (the original accounting yield) for the individual security. The net present value is then compared to the book value of the security to determine if there is any other-than-temporary impairment that must be recorded.

If, in management’s judgment, other-than-temporary impairment exists, the cost basis of the security will be written down to the computed net present value, and the unrealized loss will be transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of other than temporary impairment). In addition, discount accretion will be discontinued on any bond that meets one or both of the following: (1) the rating by S&P, Moody’s or Fitch decreases to below “A” and/or (2) the cash flow analysis on a security indicates under any scenario modeled by the third party there is a potential to not receive the full amount invested in the security.

Newly Issued But Not Yet Effective Accounting Standards

No new accounting standards have been issued that are not yet effective that are expected to have a significant impact on the Company’s financial condition or results of operations.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The liquidity structure is expressly detailed in the Company’s Contingency Funding Plan, which is discussed below. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. Given current prepayment assumptions as of the filing date of December 31, 2010 the cash flow from the securities portfolio is expected to provide approximately $54 million of funding in 2011.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2010, the Company had $200 million in Federal Funds lines with correspondent banks. The Company may borrow up to $300 million at the Federal Home Loan Bank of Indianapolis. Given current collateral structure, the Company may borrow up to $142 million under this authority. The Company also has additional collateral that could be pledged to the FHLB of $51 million as of December 31, 2010. Further, the Company had available capacity at the Federal Reserve Bank of Chicago of $279 million given current collateral structure and the terms of these facilities at December 31, 2010. The Company is currently increasing its collateral structure at the Federal Reserve Bank.

The Company had all of its securities in the available for sale (AFS) portfolio at December 31, 2010. Therefore, the Company may sell securities to meet funding demands. Management believes the majority of the securities in the AFS portfolio are of high quality and would therefore be marketable. Approximately 70% of this portfolio is comprised of Federal agency securities or mortgage-backed securities directly or indirectly backed by the Federal government. Approximately 14% of the AFS portfolio is invested in non-agency residential mortgage-backed securities, which the company does not believe are currently liquid at reasonable prices. In addition, the Company has historically sold the majority of its originated mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.

During 2010 the Company formalized and expanded upon its extensive Contingency Funding Plan (CFP). The Board of Directors and management recognize the importance of liquidity during times of normal operations and in times of stress. The formal CFP was developed to ensure that the multiple liquidity sources available to the Company are detailed. The CFP identifies the potential funding sources, which include the Federal Home Loan Bank of Indianapolis, The Federal Reserve Bank, brokered certificates of deposit, certificates of deposit available from the Certificate of Deposit Account Registry Service (CDARS), repurchase agreements, and Fed Funds. The CFP also address the role of the securities portfolio in liquidity.

Further, the plan identifies CFP Team members and expressly details their respective roles. Potential risk scenarios are identified and the plan includes multiple scenarios, including short-term and long-term funding crisis situations. Under the long-term funding crisis, two additional scenarios are identified: a moderate risk scenario and a highly stressed scenario. The CFP indicates the responsibilities and the actions to be taken by the CFP Team under each scenario. Monthly reports to management and the Board of Directors under the CFP include an early warning indicator matrix and pro forma cash flows for the various scenarios.

During 2010, cash and cash equivalents increased $4.2 million from $56.0 million as of December 31, 2009 to $60.1 million as of December 31, 2010. The primary driver of this increase was an increase in deposit balances of $349.9 million. Other sources of funds were proceeds from maturities, calls and principal paydowns of securities of $90.5 million and proceeds from loan sales of $88.8 million. Uses of funds include an increase in loan balances of $94.4 million, which is net of approximately $91.6 million of loans originated and sold in 2010. Other uses of funds included the purchase of securities of $114.1 million, a $180.0 million paydown of short-term borrowings and a $56.0 million redemption of preferred stock.

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

	Payments Due by Period
		One year			After 5
	Total	or less	1-3 years	3-5 years	years
	(in thousands)
Certificates of deposit	$291,784	$150,677	$124,897	$16,189	$21
Long-term debt	15,000	0	0	15,000	0
Operating leases	90	42	19	18	11
Pension and SERP plans	2,628	257	511	513	1,347
Subordinated debentures	30,928	0	0	0	30,928
Total contractual long-term cash
obligations	$340,430	$150,976	$125,427	$31,720	$32,307

	Amount of Commitment Expiration Per Period
	Total
	Amount	One year	Over one
	Committed	or less	year
	(in thousands)
Unused loan commitments	$908,150	$651,791	$256,359
Commercial letters of credit	1,474	1,474	0
Standby letters of credit	40,141	39,254	887
Total commitments and letters of credit	$949,765	$692,519	$257,246

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

The Company’s exposure to credit losses in the event of nonperformance is represented by the contractual amount of the commitments. Management does not expect any significant losses as a result of these commitments. Off-Balance Sheet transactions are more fully discussed in Note 19 in the consolidated financial statements.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management (ALCO) and Securities

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk, does not own any significant derivative financial instruments and does not maintain a trading portfolio. The Board of Directors annually reviews and approves the ALCO policy used to manage interest rate risk. This policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. Given the Company’s mix of interest bearing liabilities and interest earning assets on December 31, 2010, the net interest margin could be expected to decline in both a falling interest rate environment and in a rising rate environment. During 2010 the FOMC kept the target federal funds rate at a range of 0% to .25% and indicated they expect to keep the rate at that level for an extended period of time. Due to the low rate environment there was a reduction in the Company’s yield on earning assets of .11%. This decrease in the yield on earning assets was offset by a decrease in the rates paid on deposit accounts and purchased funds. The rate paid on deposit accounts and purchased funds decreased .33% for 2010. The combined result of the decreases in the yield on earning assets and in the rates paid on deposits and purchased funds was an increase in the net margin from 3.51% for 2009 to 3.73% for 2010. Future changes in the net interest margin will be dependent upon multiple factors including further actions by the FOMC during 2011 in response to economic conditions, competitive pressures in the various markets served, and changes in the structure of the balance sheet as a result of changes in customer demands for products and services.

The Company utilizes a computer modeling software to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves, as well as other factors. The ALCO committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. Although management does not consider GAP ratios in this planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company’s cumulative repricing GAP ratio as of December 31, 2010 for the next 12 months using a rates unchanged scenario was a negative 18.53% of earning assets.

The Company’s investment portfolio consists of U.S. Treasury securities, mortgage-backed securities and municipal bonds. During 2010, purchases in the securities portfolio consisted of primarily mortgage-backed securities and municipal bonds. As of December 31, 2010, the Company’s investment in mortgage-backed securities represented approximately 84% of total securities, with 70% of the securities consisting of CMOs and mortgage pools issued by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae, Fannie Mae and Freddie Mac securities are each guaranteed by their respective agencies as to principal and interest. The non-agency residential mortgage-backed securities (CMOs not issued by the government or government sponsored agencies) comprised approximately 14% of the total securities portfolio, down from 18% in the prior year. These non-agency residential mortgage-backed securities are all super senior tranche securities, were rated AAA or better at the time of purchase and met specific criteria established by the Asset Liability Management Committee of the Company. All mortgage securities purchased by the Company are within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company’s investment policy. The Company uses Bloomberg analytics to evaluate and monitor all purchases. As of December 31, 2010, the securities in the AFS portfolio had approximately a 3.59 year duration with approximately negative 6.78 percent return in the event of a 300 basis points upward movement, 4.25 percent return if there is no change in rates and a 5.49 percent return in the event of a 300 basis point downward movement in rates. As of December 31, 2010, all mortgage-backed securities were performing in a manner consistent with management’s original ALCO modeled expectations.

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

	2010
	Principal/Notional Amount Maturing in:
	(dollars in thousands)
								Fair
								Value
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	12/31/2010
Rate sensitive assets:
Fixed interest rate loans	$415,436	$210,981	$136,487	$75,709	$42,923	$69,562	$951,098	$952,726
Average interest rate	5.57%	6.07%	6.05%	6.08%	6.06%	5.76%
Variable interest rate loans	$837,892	$129,042	$59,597	$48,696	$21,907	$41,727	$1,138,861	$1,134,093
Average interest rate	3.99%	3.97%	3.92%	3.87%	3.95%	4.13%
Fixed interest rate securities	$64,300	$50,009	$53,639	$46,766	$45,939	$177,138	$437,791	$442,501
Average interest rate	5.23%	5.13%	4.54%	3.31%	2.68%	1.12%
Variable interest rate securities	$116	$0	$0	$0	$0	$0	$116	$119
Average interest rate	5.98%	0.00%	0.00%	0.00%	0.00%	0.00%
Other interest-bearing assets	$17,628	$0	$0	$0	$0	$0	$17,628	$17,628
Average interest rate	0.53%	0.00%	0.00%	0.00%	0.00%	0.00%
Rate sensitive liabilities:
Noninterest bearing checking	$305,107	$0	$0	$0	$0	$0	$305,107	$305,107
Average interest rate
Savings & interest bearing checking	$946,359	$0	$0	$0	$0	$0	$946,359	$946,359
Average interest rate	1.20%	0.00%	0.00%	0.00%	0.00%	0.00%
Time deposits	$573,513	$284,520	$56,555	$31,795	$2,673	$503	$949,559	$962,456
Average interest rate	1.39%	1.94%	2.46%	2.86%	2.73%	2.73%
Fixed interest rate borrowings	$2,178	$0	$0	$15,000	$0	$41	$17,219	$18,169
Average interest rate	0.02%	0.00%	0.00%	3.21%	0.00%	6.15%
Variable interest rate borrowings	$171,874	$0	$0	$0	$0	$30,928	$202,802	$203,116
Average interest rate	0.18%	0.00%	0.00%	0.00%	0.00%	3.35%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
December 31	2010	2009
ASSETS
Cash and due from banks	$42,513	$48,964
Short-term investments	17,628	7,019
Total cash and cash equivalents	60,141	55,983

Securities available for sale (carried at fair value)	442,620	410,028
Real estate mortgage loans held for sale	5,606	1,521

Loans, net of allowance for loan losses of $45,007 and $32,073	2,044,952	1,979,937

Land, premises and equipment, net	30,405	29,576
Bank owned life insurance	38,826	36,639
Accrued income receivable	9,074	8,600
Goodwill	4,970	4,970
Other intangible assets	153	207
Other assets	45,179	44,044
Total assets	$2,681,926	$2,571,505

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$305,107	$259,415
Interest bearing deposits	1,895,918	1,591,710
Total deposits	2,201,025	1,851,125

Short-term borrowings
Federal funds purchased	0	9,600
Securities sold under agreements to repurchase	142,015	127,118
U.S. Treasury demand notes	2,037	2,333
Other short-term borrowings	30,000	215,000
Total short-term borrowings	174,052	354,051

Accrued expenses payable	11,476	14,040
Other liabilities	2,318	1,236
Long-term borrowings	15,041	40,042
Subordinated debentures	30,928	30,928
Total liabilities	2,434,840	2,291,422

Commitments, off-balance sheet risks and contingencies (Notes 1 and 19)

STOCKHOLDERS' EQUITY
Cumulative perpetual preferred stock: 1,000,000 shares authorized, no par value,
$56,044 liquidation value, 56,044 shares issued and outstanding as of December 31, 2009	0	54,095
Common stock: 90,000,000 shares authorized, no par value
16,169,119 shares issued and 16,078,420 outstanding as of December 31, 2010
16,078,461 shares issued and 15,977,352 outstanding as of December 31, 2009	85,766	83,487
Retained earnings	161,299	149,945
Accumulated other comprehensive income (loss)	1,350	(5,993)
Treasury stock, at cost (2010 - 90,699 shares, 2009 - 101,109 shares)	(1,418)	(1,540)
Total stockholders' equity	246,997	279,994
Noncontrolling interest	89	89
Total equity	247,086	280,083
Total liabilities and stockholders' equity	$2,681,926	$2,571,505
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands except share and per share data)
Years Ended December 31	2010	2009	2008
NET INTEREST INCOME
Interest and fees on loans
Taxable	$104,205	$96,151	$99,538
Tax exempt	86	148	113
Interest and dividends on securities
Taxable	16,406	17,562	16,202
Tax exempt	2,708	2,421	2,411
Interest on short-term investments	120	61	220
Total interest income	123,525	116,343	118,484

Interest on deposits	28,007	32,247	44,580
Interest on borrowings
Short-term	727	1,089	5,620
Long-term	2,138	2,726	5,016
Total interest expense	30,872	36,062	55,216

NET INTEREST INCOME	92,653	80,281	63,268

Provision for loan losses	23,947	21,202	10,207

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	68,706	59,079	53,061

NONINTEREST INCOME
Wealth advisory fees	3,247	2,980	3,278
Investment brokerage fees	2,266	1,676	1,872
Service charges on deposit accounts	8,436	8,245	8,603
Loan, insurance and service fees	4,300	3,540	3,186
Merchant card fee income	1,081	2,464	3,471
Other income	2,175	1,867	1,826
Mortgage banking income	1,587	1,695	411
Net securities gains	4	2	39
Gain on redemption of Visa shares	0	0	642
Other-than-temporary impairment loss on available for sale securities:
Total impairment losses recognized on securities	(1,716)	(309)	0
Loss recognized in other comprehensive income	129	84	0
Net impairment loss recognized in earnings	(1,587)	(225)	0
Total noninterest income	21,509	22,244	23,328

NONINTEREST EXPENSE
Salaries and employee benefits	30,375	27,765	25,482
Net occupancy expense	2,899	3,206	3,082
Equipment costs	2,090	2,147	1,941
Data processing fees and supplies	3,931	3,944	3,645
Credit card interchange	158	1,448	2,321
Other expense	13,982	14,965	11,010
Total noninterest expense	53,435	53,475	47,481

INCOME BEFORE INCOME TAX EXPENSE	36,780	27,848	28,908

Income tax expense	12,237	8,869	9,207

NET INCOME	$24,543	$18,979	$19,701

Dividends and accretion of discount on preferred stock	3,187	2,694	0

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$21,356	$16,285	$19,701

BASIC WEIGHTED AVERAGE COMMON SHARES	16,120,606	12,851,845	12,271,927

BASIC EARNINGS PER COMMON SHARE	$1.32	$1.27	$1.61

DILUTED WEIGHTED AVERAGE COMMON SHARES	16,213,747	12,952,444	12,459,802

DILUTED EARNINGS PER COMMON SHARE	$1.32	$1.26	$1.58
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands except share and per share data)

				Accumulated
				Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2008	$0	$19,531	$129,090	$(1,010)	$(1,341)	$146,270

Comprehensive income:
Net income			19,701			19,701
Other comprehensive income (loss), net of tax				(11,029)		(11,029)
Comprehensive income						8,672
Cash dividends declared, $.605 per share			(7,417)			(7,417)
Treasury shares purchased under deferred directors' plan
(10,211 shares)		211			(211)	0
Stock issued for stock option exercises (165,357 shares)		1,354				1,354
Tax benefit of stock option exercises		756				756
Stock option expense		233				233
Adjustment to initially apply measurement date provision of
SFAS No. 158, net of tax of $8 (Note 13)			(3)	15		12
Balance at December 31, 2008	0	22,085	141,371	(12,024)	(1,552)	149,880
Comprehensive income:
Net income			18,979			18,979
Other comprehensive income (loss), net of tax				6,031		6,031
Comprehensive income						25,010
Common stock cash dividends declared, $.62 per share			(7,698)			(7,698)
Treasury shares purchased under deferred directors' plan
(11,425 shares)		231			(231)	0
Treasury stock sold and distributed under deferred directors'
plan (16,547 shares)		(243)			243	0
Stock activity under stock compensation plans (79,950 shares)		796				796
Stock compensation expense		411				411
Issuance of 3,625,431 shares of common stock		57,922				57,922
Issuance of 56,044 shares of preferred stock at discount	53,759					53,759
Issuance of warrant to purchase 396,538 shares of common stock (1)		2,285				2,285
Accretion of preferred stock discount	336		(336)			0
Preferred stock dividend paid and/or accrued			(2,371)			(2,371)
Balance at December 31, 2009	54,095	83,487	149,945	(5,993)	(1,540)	279,994

(1) Subsequent to issue, the share count was adjusted to 198,269 shares due to a Qualified Equity Offering (Note 24).

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands except share and per share data) (continued)

				Accumulated
				Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at December 31, 2009	54,095	83,487	149,945	(5,993)	(1,540)	279,994
Comprehensive income:
Net income			24,543			24,543
Other comprehensive income (loss), net of tax				7,343		7,343
Comprehensive income						31,886
Common stock cash dividends declared, $.62 per share			(9,989)			(9,989)
Treasury shares purchased under deferred directors' plan
(11,081 shares)		212			(212)	0
Treasury stock sold and distributed under deferred directors'
plan (21,491 shares)		(334)			334	0
Stock activity under stock compensation plans (125,457 shares)		1,662				1,662
Stock compensation expense		739				739
Redemptiom of 56,044 shares of preferred stock	(56,044)					(56,044)
Accretion of preferred stock discount	1,949		(1,949)			0
Preferred stock dividend paid and/or accrued			(1,251)			(1,251)
Balance at December 31, 2010	$0	$85,766	$161,299	$1,350	$(1,418)	$246,997

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Years Ended December 31	2010	2009	2008
Cash flows from operating activities:
Net income	$24,543	$18,979	$19,701
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,194	2,252	1,940
Provision for loan losses	23,947	21,202	10,207
Loss on sale and write down of other real estate owned	129	154	285
Amortization of intangible assets	54	206	206
Amortization of loan servicing rights	620	587	399
Net change in loan servicing rights valuation allowance	(24)	0	(23)
Loans originated for sale	(91,638)	(121,900)	(41,000)
Net gain on sales of loans	(2,023)	(2,085)	(786)
Proceeds from sale of loans	88,818	121,969	41,544
Net gain on sale of Visa redemption shares	0	0	(642)
Net (gain) loss on sale of premises and equipment	4	(7)	(10)
Net gain on securities available for sale	(4)	(2)	(39)
Impairment on available for sale securities	1,587	225	0
Net securities amortization (accretion)	1,741	546	(41)
Stock compensation expense	739	411	233
Earnings on life insurance	(1,085)	(207)	(965)
Death benefit received on life insurance	0	(319)	0
Tax benefit of stock option exercises	(371)	(191)	(756)
Net change:
Accrued income receivable	(474)	(1)	527
Accrued expenses payable	(1,891)	(2,882)	564
Other assets	(2,811)	(14,358)	(2,326)
Other liabilities	1,644	(317)	334
Total adjustments	21,156	5,283	9,651
Net cash from operating activities	45,699	24,262	29,352
Cash flows from investing activities:
Proceeds from maturities, calls and principal paydowns of
securities available for sale	90,458	114,976	66,527
Purchases of securities available for sale	(114,063)	(129,154)	(143,153)
Purchase of life insurance	(1,102)	(2,147)	(11,458)
Net increase in total loans	(94,702)	(187,129)	(317,454)
Proceeds from sales of land, premises and equipment	0	16	114
Purchases of land, premises and equipment	(3,027)	(1,318)	(5,038)
Proceeds from sales of other real estate owned	2,789	391	120
Net cash from investing activities	(119,647)	(204,365)	(410,342)
Cash flows from financing activities:
Net increase in total deposits	349,900	(34,174)	406,381
Net increase (decrease) in short-term borrowings	(179,999)	151,442	(113,556)
Proceeds from long-term borrowings	0	40,000	90,000
Payments on long-term borrowings	(25,001)	(90,001)	(1)
Common dividends paid	(9,989)	(7,698)	(7,417)
Preferred dividends paid	(1,601)	(2,021)	0
Proceeds from issuance of preferred stock and warrant	0	56,044	0
Redemption of preferred stock	(56,044)	0	0
Proceeds from issuance of common stock	0	57,922	0
Proceeds from stock option exercise	1,052	796	2,110
Purchase of treasury stock	(212)	(231)	(211)
Net cash from financing activities	78,106	172,079	377,306
Net change in cash and cash equivalents	4,158	(8,024)	(3,684)
Cash and cash equivalents at beginning of the year	55,983	64,007	67,691
Cash and cash equivalents at end of the year	$60,141	$55,983	$64,007
Cash paid during the year for:
Interest	$32,494	$39,274	$56,508
Income taxes	18,587	11,700	8,445
Supplemental non-cash disclosures:
Loans transferred to other real estate	5,740	464	692

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

Subsequent Events:

The Company has evaluated subsequent events for recognition and disclosure through the date of filing.

Use of Estimates:

To prepare financial statements in conformity with accounting principles generally accepted in the United State of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ. The allowance for loan losses, the fair values of financial instruments, other-than-temporary impairment of securities and the fair value of loan servicing rights are particularly subject to change.

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

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. All classes of commercial and industrial, commercial real estate and multifamily residential, agri-business and agricultural, other commercial and consumer 1-4 family mortgage loans for which collateral is insufficient to cover all principal and accrued interest are reclassified as nonaccrual loans, on or before the date when the loan becomes 90 days delinquent. When a loan is classified as a nonaccrual loan, interest on the loan is no longer accrued, all unpaid accrued interest is reversed and interest income is subsequently recorded only to the extent cash payments are received. Accrual status is resumed when all contractually due payments are brought current and future payments are reasonably assured. Other consumer loans are not placed on a nonaccrual status since these loans are charged-off when they have been delinquent from 90 to 180 days, and when the related collateral, if any, is not sufficient to offset the indebtedness. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The recorded investment in loans is the loan balance plus unamortized net deferred loan costs less unamortized net deferred loan fees. The total amount of accrued interest on loans as of December 31, 2010 was $6.6 million.

Allowance for Loan Losses:

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the inability to fully collect a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The Company has an established process to determine the adequacy of the allowance for loan losses that generally includes consideration of the following factors: changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions that may affect the borrowers’ ability to repay. Consideration is not limited to these factors, although they represent the most commonly cited factors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as special mention, substandard, doubtful or loss on the Company’s watch list. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 3 years. This actual loss experience is supplemented with other environmental factors based on the risks present for each portfolio segment. These factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:  Commercial and Industrial, Commercial Real Estate and Multi-family Residential, Agri-business and Agricultural, Other Commercial, Consumer 1-4 Family Mortgage, and Other Consumer. The risk characteristics of each of the identified portfolio segments are as follows:

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Commercial and Industrial - Borrowers may be subject to industry conditions including decreases in product demand; increasing material or other production costs that cannot be immediately recaptured in the sales or distribution cycle; interest rate increases that could have an adverse impact on profitability; non-payment of credit that has been extended under normal vendor terms for goods sold or services extended; interruption related to the importing or exporting of production materials or sold products.

Commercial Real Estate and Multi-family Residential - Subject to adverse various market conditions that cause a decrease in market value or lease rates; the potential for environmental impairment from events occurring on subject or neighboring properties; obsolescence in location or function. Multi-family Residential is also subject to adverse market conditions associated with a change in governmental or personal funding sources for tenants; over supply of units in a specific region; a shift in population; reputational risks.

Agri-business and Agricultural - Subject to adverse market conditions including changes in local or foreign demand; weather related reduction in output; political or other impact on storage, distribution or use; increasing commodity prices leading to higher production costs, distribution or exporting.

Other commercial - Subject to the uninterrupted flow of funds to states and other political subdivisions for the purpose of debt repayments on loans held by the bank.

Consumer 1-4 Family Mortgage - Subject to adverse employment conditions in the local economy leading to increased default rate; decreased market values from oversupply in a geographic area; impact to borrowers’ ability to maintain payments in the event of incremental rate increases on adjustable rate mortgages.

Other Consumer - Subject to adverse employment conditions in the local economy which may lead to higher default rates; decreases in the value of underlying collateral.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been materially modified for borrowers experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Impairment for troubled debt restructurings is measured at the present value of estimated future cash flows using the loan’s effective rate at inception or at discounted collateral value for collateral based loans. Impairment is evaluated in total for smaller-balance loans of similar nature such as all classes of consumer 1-4 family and other consumer loans, and for all classes of commercial and industrial, commercial real estate and multi-family, agri-business and agricultural and other commercial loans. The Company analyzes commercial loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis for Special Mention, Substandard and Doubtful grade loans and annually on Pass grade loans over $250,000. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral less anticipated costs to sell if repayment is expected solely from the collateral. All classes of commercial and industrial, commercial real estate and multifamily residential, agri-business and agricultural, other commercial and consumer 1-4 family mortgage loans that become delinquent beyond 90 days are analyzed and a charge-off is taken when it is determined that the underlying collateral, if any, is not sufficient to offset the indebtedness.

Investments in Limited Partnerships:

Investments in limited partnerships represent the Company’s investments in affordable housing projects for the primary purpose of available tax benefits. The Company is a limited partner in these investments and as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the balance sheet. These investments are evaluated for impairment when events indicate the carrying amount may not be

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

recoverable. The investment recorded at December 31, 2010 and 2009 was $2.2 million and $1.2 million and is included with other assets in the balance sheet.

Foreclosed Assets:

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. At December 31, 2010 and 2009, the balance of real estate owned was $3.7 million and $872,000 and are included with other assets on the balance sheet.

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

Servicing fee income/(loss), which is included in loan, insurance and service fees in the income statement, is recorded for fees earned for servicing loans. Fees earned for servicing loans are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of servicing rights is netted against mortgage banking income. Servicing fees totaled $682,000, $639,000 and $620,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

Bank Owned Life Insurance:

At December 31, 2010 and 2009, the Company owned $37.9 million and $35.8 million of life insurance policies on certain officers to provide life insurance for these officers. At December 31, 2010 and 2009 the Company also owned $912,000 and $802,000 of variable life insurance on certain officers related to a deferred compensation plan. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets:

All goodwill on the Company’s balance sheet resulted from business combinations prior to January 1, 2010 and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is not amortized, but assessed at least annually for impairment and any such impairment will be recognized in the period identified.

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

Federal Home Loan Bank and Federal Reserve Bank Stock:

Federal Home Loan Bank and Federal Reserve Bank stock is carried at cost in other assets, classified as a restricted security and is periodically evaluated for impairment based on ultimate recoverability of par value. Both cash and stock dividends are reported as income.

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

Earnings Per Common Share:

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in Treasury Stock for 2010 and 2009 reflect the acquisition of 90,699 and 101,109 shares, respectively, of Lakeland Financial Corporation common stock that have been purchased under the directors’ deferred compensation plan described above. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale during the year and changes in defined benefit pension plans, which are also recognized as a separate component of equity.

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Unrealized holding gain/(loss) on securities available for sale
arising during the period	$10,728	$9,366	$(17,394)
Reclassification adjustment for gains included in net income	(4)	(2)	(39)
Reclassification adjustment for other-than-temporary impairment	1,587	225	0
Net securities gain /(loss) activity during the period	12,311	9,589	(17,433)
Tax effect	(5,031)	(3,799)	7,048
Net of tax amount	7,280	5,790	(10,385)

Net gain (loss) on defined benefit pension plans	(36)	248	(1,179)
Amortization of net actuarial loss	142	158	113
Net gain/(loss) activity during the period	106	406	(1,066)
Tax effect	(43)	(165)	422
Net of tax amount	63	241	(644)

Other comprehensive income/(loss), net of tax	$7,343	$6,031	$(11,029)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following tables summarize the changes within each classification of accumulated other comprehensive income for December 31, 2010 and 2009:

		Current
	Balance	Period	Balance
	at 12/31/09	Change	at 12/31/10
	(in thousands)
Unrealized gain (loss) on securities available for sale
without other-than-temporary impairment	$(2,814)	$7,099	$4,285
Unrealized loss on securities available for sale
with other-than-temporary impairment	(1,606)	181	(1,425)

Total unrealized gain (loss) on securities available for sale	(4,420)	7,280	2,860

Unrealized loss on defined benefit pension plans	(1,573)	63	(1,510)

Total	$(5,993)	$7,343	$1,350
		Current
	Balance	Period	Balance
	at 12/31/08	Change	at 12/31/09
	(in thousands)
Unrealized loss on securities available for sale
without other-than-temporary impairment	$(10,210)	$7,396	$(2,814)
Unrealized loss on securities available for sale
with other-than-temporary impairment	0	(1,606)	(1,606)

Total unrealized loss on securities available for sale	(10,210)	5,790	(4,420)

Unrealized loss on defined benefit pension plans	(1,814)	241	(1,573)

Total	$(12,024)	$6,031	$(5,993)
Loss Contingencies:

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash:

The Company was required to have $7.2 million and $7.7 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2010 and 2009.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Adoption of New Accounting Standards:

In June 2009, the FASB amended previous guidance relating to which transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

In June 2009, the FASB amended guidance for consolidation of  variable interest entity by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

In September 2009, the FASB issued guidance with respect to how entities calculate net asset value per share or “NAV” of investments considered “alternative investments”, such as hedge funds, private equity funds, or funds of funds. This guidance provides a practical expedient for measuring the fair value of investments in a limited number of entities that calculate NAV. This guidance provides enhanced disclosure requirements and is effective for a reporting entity’s first annual reporting period beginning after December 15, 2009. Early application is permitted in financial statements that have not yet been issued. The Company did not early adopt this guidance. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

In January 2010, the FASB amended existing guidance for fair value measurements and disclosures which requires disclosures for transfers in and out of Levels 1 and 2 fair value measurements and activity in Level 3 fair value measurements. The amendments in the guidance also clarify existing disclosures for level of disaggregation and disclosures about inputs and valuation techniques. The amendments in the guidance also include conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. The guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

In July 2010, the FASB amended previous guidance relating to the disclosure of the allowance for credit losses and the credit quality of financing receivables. The objective of the amendments is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. This update provides a list of amendments to existing disclosures on about financing receivables on a disaggregated basis with two levels – portfolio segment and class of financing receivable, as well as a list of additional disclosures about financing

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. In January 2011, the FASB temporarily delayed the effective date of the disclosures about troubled debt restructurings. Those disclosures are anticipated to be effective for interim and annual reporting periods ending after June 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

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

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gain	Losses	Cost
2010	(in thousands)
U.S. Treasury securities	$1,036	$32	$0	$1,004
Agency residential mortgage-backed securities	308,851	10,422	(837)	299,266
Non-agency residential mortgage-backed securities	62,773	331	(6,136)	68,578
State and municipal securities	69,960	1,538	(637)	69,059
Total	$442,620	$12,323	$(7,610)	$437,907

2009
U.S. Treasury securities	$992	$0	$(13)	$1,005
U.S. Government agencies	4,610	22	0	4,588
Agency residential mortgage-backed securities	270,796	7,598	(1,078)	264,276
Non-agency residential mortgage-backed securities	72,495	46	(15,933)	88,382
State and municipal securities	61,135	1,898	(138)	59,375
Total	$410,028	$9,564	$(17,162)	$417,626

Total other-than-temporary impairment recognized in accumulated other comprehensive income was $129,000 and $84,000 for securities available for sale at December 31, 2010 and 2009.

NOTE 2 – SECURITIES (continued)

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of December 31, 2010 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year or less	$1,548	$1,567
Due after one year through five years	9,388	9,819
Due after five years through ten years	39,753	40,620
Due after ten years	19,374	18,990
	70,063	70,996
Mortgage-backed securities	367,844	371,624
Total debt securities	$437,907	$442,620

There were no security sales in 2010, 2009 and 2008. All of the gains and losses were from calls or maturities.

Securities with carrying values of $279.6 million and $263.1 million were pledged as of December 31, 2010 and 2009, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of December 31, 2010 and 2009 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2010	(in thousands)

U.S. Treasury securities	$0	$0	$0	$0	$0	$0
Agency residential mortgage-backed
securities	55,193	821	4,170	16	59,363	837
Non-agency residential mortgage-backed
securities	1,607	2	50,786	6,134	52,393	6,136
State and municipal securities	15,811	577	422	60	16,233	637
Total temporarily impaired	$72,611	$1,400	$55,378	$6,210	$127,989	$7,610

2009

U.S. Treasury securities	$992	$13	$0	$0	$992	$13
U.S. Government agencies	0	0	0	0	0	0
Agency residential mortgage-backed
securities	58,792	1,075	851	3	59,643	1,078
Non-agency residential mortgage-backed
securities	0	0	69,022	15,933	69,022	15,933
State and municipal securities	7,257	102	445	36	7,702	138
Total temporarily impaired	$67,041	$1,190	$70,318	$15,972	$137,359	$17,162

    The number of securities with unrealized losses as of December 31, 2010 is presented below.

	Less than	12 months
	12 months	or more	Total
2010

U.S. Treasury securities	0	0	0
Agency residential mortgage-backed securities	13	1	14
Non-agency residential mortgage-backed securities	1	18	19
State and municipal securities	35	1	36
Total temporarily impaired	49	20	69

NOTE 2 – SECURITIES (continued)

The number of securities with unrealized losses as of December 31, 2009 is presented below.

	Less than	12 months
	12 months	or more	Total
2009

U.S. Treasury securities	1	0	1
U.S. Government agencies	0	0	0
Agency residential mortgage-backed securities	18	4	22
Non-agency residential mortgage-backed securities	0	23	23
State and municipal securities	15	1	16
Total temporarily impaired	34	28	62

All of the following are considered to determine whether or not the impairment of these securities is other-than-temporary. Eighty-four percent of the securities are backed by the U.S. Government, government agencies, government sponsored agencies or are A rated or better, except for certain non-local or local municipal securities, which are not rated. Mortgage-backed securities which are not issued by the U.S. Government or government sponsored agencies (non-agency residential mortgage-backed securities) met specific criteria set by the Asset Liability Management Committee at their time of purchase, including having the highest rating available by either Moody’s or S&P. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed are being received. For the government, government-sponsored agency and municipal securities, management did not have concerns of credit losses and there was nothing to indicate that full principal will not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold, which at this time management does not have the intent to sell nor will it more likely than not be required to sell these securities before the recovery of their amortized cost basis.

As of December 31, 2010, the Company had $62.8 million of non-agency residential mortgage-backed securities which were not issued by the federal government or government sponsored agencies, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. As of December 31, 2009, the Company had $72.5 million of non-agency residential mortgage-backed securities which were not issued by the federal government or government sponsored agencies, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. Five of the 24 non-agency residential mortgage backed securities were still rated AAA/Aaa as of December 31, 2010, but nineteen had been downgraded by S&P, Fitch and/or Moody’s, including eighteen which were ranked below investment grade by one or more rating agencies. Since December 31, 2009, there have not been any downgrades on the five securities still rated AAA/Aaa and of the 19 that were below AAA/Aaa, 18 incurred further downgrades.

For these non-agency residential mortgage-backed securities, additional analysis is performed to determine if the impairment is temporary or other-than-temporary in which case impairment would need to be recorded for these securities. The Company performs an independent analysis of the cash flows of the individual securities based upon assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses. Based upon the initial review, securities may be identified for further analysis computing the net present value using an appropriate discount rate (the current accounting yield) and comparing it to the book value of the security to determine if there is any other-than-temporary impairment that must be recorded. Based on this analysis of the non-agency residential mortgage-backed securities, the Company recorded an other-than-temporary impairment of $1.6 million relating to seven separate securities in the year ended December 31, 2010, which is equal to the credit loss, establishing a new, lower amortized cost basis. Because management did not have the intent to sell these securities nor did management believe that it was more likely than not they would be required to sell these securities before the recovery of their new, lower amortized cost basis, management did not consider the remaining unrealized losses of the investment securities to be other-than-temporarily impaired at December 31, 2010.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.

	2010	2009
	(in thousands)
Balance January 1,	$225	$0
Additions related to other-than-temporary impairment losses
not previously recognized	505	225
Additional increases to the amount of credit loss for which
other-than-temporary impairment was previously recognized	1,082	0
Balance December 31,	$1,812	$225

NOTE 2 – SECURITIES (continued)

Information on securities with at least one rating below investment grade as of December 31, 2010 is presented below.

			December 31, 2010				12/31/2010	1-Month	3-Month	6-Month
		Other Than					Lowest	Constant	Constant	Constant
		Temporary	Purchase Par	Amortized	Fair	Unrealized	Credit	Default	Default	Default	Credit
Description	CUSIP	Impairment	Value	Cost	Value	Gain/(Loss)	Rating	Rate	Rate	Rate	Support
			(in thousands)
CWALT 2006-32CB A16	02147XAR8	$16	$1,880	$1,776	$1,165	$(611)	CC	6.31	5.18	3.98	9.30
CWHL 2006-18 2A7	12543WAJ7	0	3,779	3,706	3,270	(436)	CC	6.15	2.02	2.62	4.13
CWALT 2005-J10 1A7	12667G4N0	0	5,011	4,961	4,507	(454)	Caa3	5.19	1.74	5.85	6.56
CWALT 2005-46CB A1	12667G6U2	0	4,033	3,844	3,019	(825)	CC	1.81	1.39	2.25	4.38
CWALT 2005-J8 1A3	12667GJ20	0	5,824	5,584	5,106	(478)	Caa2	0.00	1.67	2.55	6.83
CHASE 2005-S3 A4	16162WNE5	0	1,565	1,554	1,574	20	B1	2.14	2.02	1.15	4.43
CHASE 2006-S3 1A5	16162XAE7	0	2,496	2,491	2,328	(163)	CC	9.80	7.23	5.54	4.14
CHASE 2006-S2 2A5	16163BBA1	0	487	485	478	(7)	CCC	2.73	2.50	2.43	5.46
CMSI 2007-61A5	173103AE2	0	3,322	3,319	3,208	(111)	B1	2.49	3.14	1.48	6.80
FHAMS 2006-FA1 1A3	32051GS63	322	3,258	2,846	2,284	(562)	C	7.68	5.53	5.45	1.46
GSR 2006-10F 1A1	36266WAC6	0	5,183	4,821	4,517	(304)	CC	0.00	0.00	2.10	3.55
MANA 2007-F1 1A1	59023YAA2	0	3,045	2,986	2,573	(413)	C	0.00	0.00	0.00	0.57
RALI 2006-QS4 A2	749228AB8	475	2,557	2,074	1,749	(325)	D	6.79	8.39	8.88	0.00
RFMSI 2006-S5 A14	74957EAP2	73	3,341	3,211	2,774	(437)	CC	5.66	3.93	5.16	2.41
RALI 2005-QS7 A5	761118AE8	0	5,231	4,973	4,512	(461)	CCC	0.00	4.14	3.17	10.39
RALI 2006-QS3 1A14	761118XS2	591	2,990	2,304	2,012	(292)	D	15.99	10.63	8.71	1.09
RAST 2006-A14C 1A2	76114BAB4	241	1,410	1,092	939	(153)	D	3.84	3.78	6.77	0.00
TBW 2006-2 3A1	878048AG2	94	2,443	2,264	2,249	(15)	D	0.00	4.36	4.42	0.00
		$1,812	$57,855	$54,291	$48,264	$(6,027)

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

NOTE 3 - LOANS

Total loans outstanding as of year-end consisted of the following:

	2010	2009
	(in thousands)
Commercial and industrial loans:
Working capital lines of credit loans	$281,546	$235,202
Non-working capital loans	384,138	394,408
Total commercial and industrial loans	665,684	629,610

Commercial real estate and multi-family residential loans:
Construction and land development loans	106,980	166,959
Owner occupied loans	329,760	348,904
Nonowner occupied loans	355,393	257,373
Multifamily loans	24,158	26,558
Total commercial real estate and multi-family residential loans	816,291	799,794

Agri-business and agricultural loans:
Loans secured by farmland	111,961	112,241
Loans for agricultural production	117,518	82,765
Total agri-business and agricultural loans	229,479	195,006

Other commercial loans	38,778	30,497
Total commercial loans	1,750,232	1,654,907

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	103,118	117,619
Open end and junior lien loans	182,325	174,641
Residential construction and land development loans	4,140	7,471
Total consumer 1-4 family mortgage loans	289,583	299,731

Other consumer loans	51,123	59,179
Total consumer loans	340,706	358,910
Subtotal	2,090,938	2,013,817
Less: Allowance for loan losses	(45,007)	(32,073)
Net deferred loan fees	(979)	(1,807)
Loans, net	$2,044,952	$1,979,937

Note: As a result of FASB ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, the Company has revised this table in order to present the data with greater granularity. This disaggregation will be substantially the same as those used in disclosures of credit quality.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following is an analysis of the allowance for loan losses for 2010, 2009 and 2008:

	2010	2009	2008
	(in thousands)
Balance January 1,	$32,073	$18,860	$15,801
Provision for loan losses	23,947	21,202	10,207
Loans charged-off	(11,742)	(8,511)	(7,606)
Recoveries	729	522	458
Net loans charged-off	(11,013)	(7,989)	(7,148)
Balance December 31,	$45,007	$32,073	$18,860

Allowance for loan losses to total loans	2.15%	1.59%	1.03%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

		Commercial
		Real Estate			Consumer
	Commercial	and Multifamily	Agri-business	Other	1-4 Family	Other
	and Industrial	Residential	and Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,911	$4,663	$301	$190	$76	$0	$0	$12,141
Collectively evaluated for impairment	14,568	11,230	1,017	80	1,618	682	3,671	32,866

Total ending allowance balance	$21,479	$15,893	$1,318	$270	$1,694	$682	$3,671	$45,007

Loans:
Loans individually evaluated for impairment	$20,988	$23,358	$1,259	$197	$2,204	$0	$0	$48,006
Loans collectively evaluated for impairment	644,551	791,715	228,305	38,542	287,729	51,111	0	2,041,953

Total ending loans balance	$665,539	$815,073	$229,564	$38,739	$289,933	$51,111	$0	$2,089,959

The recorded investment in loans does not include accrued interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Impaired loans were as follows:

			2009
			(in thousands)
Year-end loans with no allocated allowance for loan losses			$1,745
Year-end loans with allocated allowance for loan losses			30,093
			$31,838

Amount of the allowance for loan losses allocated			$6,658

	2010	2009	2008
	(in thousands)
Average of impaired loans during the year	$39,685	$23,576	$15,316
Interest income recognized during impairment	450	35	34
Cash-basis interest income recognized	465	30	11

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
	(in thousands)
With no related allowance recorded:
Commercial real estate and multi-family residential loans:
Nonowner occupied loans	$870	$869	$0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,651	5,652	2,944
Non-working capital loans	15,335	15,336	3,967

Commercial real estate and multi-family residential loans:
Construction and land development loans	1,402	1,401	195
Owner occupied loans	2,908	2,909	948
Nonowner occupied loans	18,186	18,179	3,520
Multifamily loans	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	405	406	83
Loans for agricultural production	853	853	218

Other commercial loans	197	197	190

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,067	2,063	75
Open end and junior lien loans	141	141	1
Residential construction loans	0	0	0

Other consumer loans	0	0	0

Total	$48,015	$48,006	$12,141

The recorded investment in loans does not include accrued interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Nonaccrual loans and loans past due 30 days still on accrual were as follows:

	2010	2009	2008
	(in thousands)
Nonaccrual loans	$36,591	$30,518	$20,810
Interest not recorded on nonaccrual loans	1,710	1,422	897
Loans past due 30-89 days and still accruing	3,212	1,972	2,265
Loans past due 90 days and still accruing	330	190	478
Nonperforming loans	36,921	30,708	21,288

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. For December 31, 2010 and 2009, $35.8 million and $29.7 million of impaired loans were also included in the total for nonaccrual loans. Total impaired loans increased by $16.2 million to $48.0 million at December 31, 2010 from $31.8 million at December 31, 2009. The increase in nonaccrual loans resulted primarily from the addition of a commercial credit of $9.0 million. As discussed earlier, the increase in impaired loans resulted primarily from the nonaccrual commercial credit mentioned previously, as well as two other commercial relationships totaling $10.8 million. For December 31, 2009 $29.7 million of impaired loans were also included in the total for nonaccrual loans. Total impaired loans increased to $31.8 million at December 31, 2009. The increase in nonaccrual loans resulted from the addition of three commercial relationships totaling $10.6 million. The increase in impaired loans resulted from the three commercial relationships mentioned previously, as well as one other commercial relationship of $2.1 million. As of December 31, 2009 three of the four relationships totaling $10.2 million were included in the balance of nonperforming and impaired loans. Total impaired loans were $20.3 million at December 31, 2008 and were also included in the total for nonaccrual loans. The majority of the balance of nonperforming loans at December 31, 2008 is four commercial relationships totaling $14.4 million.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010:

		Loans Past Due
		Over 90 Days
		Still
	Nonaccrual	Accruing
	(in thousands)
Commercial and industrial loans:
Non-impaired watch list loans	$372	$0
Working capital lines of credit loans	5,405	0
Non-working capital loans	4,786	0

Commercial real estate and multi-family residential loans:
Non-impaired watch list loans	26	0
Construction and land development loans	1,400	0
Owner occupied loans	2,935	0
Nonowner occupied loans	19,049	0
Multifamily loans	0	0

Agri-business and agricultural loans:
Non-impaired watch list loans	0	0
Loans secured by farmland	406	0
Loans for agricultural production	878	0

Other commercial loans	197	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	842	318
Open end and junior lien loans	267	0
Residential construction loans	0	0

Other consumer loans	20	12

Total	$36,583	$330

The recorded investment in loans does not include accrued interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	30-89	Greater than
	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
	(in thousands)
Commercial and industrial loans:
Non-impaired watch list loans	$0	$372	$372	$54,977	$55,349
Working capital lines of credit loans	0	5,405	5,405	261,556	266,961
Non-working capital loans	462	4,786	5,248	337,981	343,229

Commercial real estate and multi-family residential loans:
Non-impaired watch list loans	0	26	26	60,473	60,499
Construction and land development loans	0	1,400	1,400	88,089	89,489
Owner occupied loans	27	2,935	2,962	304,702	307,664
Nonowner occupied loans	0	19,049	19,049	314,245	333,294
Multifamily loans	0	0	0	24,127	24,127

Agri-business and agricultural loans:
Non-impaired watch list loans	0	0	0	4,131	4,131
Loans secured by farmland	0	406	406	109,465	109,871
Loans for agricultural production	0	878	878	114,684	115,562

Other commercial loans	0	197	197	38,542	38,739

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,333	1,160	3,493	99,405	102,898
Open end and junior lien loans	237	267	504	182,395	182,899
Residential construction loans	0	0	0	4,136	4,136

Other consumer loans	145	32	177	50,934	51,111

Total	$3,204	$36,913	$40,117	$2,049,842	$2,089,959

The recorded investment in loans does not include accrued interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $4.1 million and $2.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010 and 2009. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	2010	2009	2008
	(in thousands)
Accruing troubled debt restructured loans	$8,547	$0	$0
Nonaccrual troubled debt restructured loans	6,091	6,521	0
Total troubled debt restructured loans	$14,638	$6,521	$0

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes commercial loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis for Special Mention, Substandard and Doubtful grade loans and annually on Pass grade loans over $250,000.

The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized to be the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans. Loans listed as not rated are consumer loans included in groups of homogenous loans. As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
	(in thousands)
Commercial and industrial loans:
Non-impaired watch list loans	$0	$22,282	$33,067	$0	$0
Working capital lines of credit loans	261,210	0	5,751	0	0
Non-working capital loans	325,976	0	15,327	0	1,926

Commercial real estate and multi-family residential loans:
Non-impaired watch list loans	0	23,722	36,777	0	0
Construction and land development loans	88,088	0	1,401	0	0
Owner occupied loans	304,661	0	2,911	0	92
Nonowner occupied loans	314,247	0	19,047	0	0
Multifamily loans	24,127	0	0	0	0

Agri-business and agricultural loans:
Non-impaired watch list loans	0	2,008	2,123	0	0
Loans secured by farmland	109,444	0	405	0	22
Loans for agricultural production	114,495	0	853	0	214

Other commercial loans	38,400	0	339	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	17,398	427	1,386	0	83,687
Open end and junior lien loans	13,380	0	178	0	169,341
Residential construction loans	0	0	0	0	4,136

Other consumer loans	9,394	0	497	0	41,220

Total	$1,620,820	$48,439	$120,062	$0	$300,638

The recorded investment in loans does not include accrued interest.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities:  Securities available for sale are valued primarily by a third party pricing service. The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). These models utilize the market approach with standard inputs that include, but are not limited to benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. There were no transfers from or into Level 1, Level 2 or Level 3 during 2010 and 2009.

Mortgage Banking Derivative:  The fair values of derivatives are based on observable market data as of the measurement date (Level 2).

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

Mortgage servicing rights:  As of December 31, 2010 the fair value of the Company’s Level 3 servicing assets for residential mortgage loans was $2.4 million, some of which are not currently impaired and therefore carried at amortized cost. These residential mortgage loans have a weighted average interest rate of 5.23%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana. A valuation model is used to estimate fair value, which is based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. At December 31, 2010 the constant prepayment speed (PSA) used was 288 and the discount rate used was 9.5%. At December 31, 2009 the constant prepayment speed (PSA) used was 299 and the discount rate used was 9.5%.

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	December 31, 2010
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
	(in thousands)
U.S. Treasury securities	$1,036	$0	$0	$1,036
Mortgage-backed securities	0	308,851	0	308,851
Non-agency residential mortgage-backed securities	0	62,773	0	62,773
State and municipal securities	0	69,960	0	69,960
Total Securities	1,036	441,584	0	442,620

Mortgage banking derivative	0	357	0	357

Total assets	$1,036	$441,941	$0	$442,977
	December 31, 2009
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
	(in thousands)
U.S. Treasury securities	$992	$0	$0	$992
U.S. Government agencies	0	4,610	0	4,610
Mortgage-backed securities	0	270,796	0	270,796
Non-agency residential mortgage-backed securities	0	72,495	0	72,495
State and municipal securities	0	61,135	0	61,135
Total Securities	992	409,036	0	410,028

Mortgage banking derivative	0	197	0	197

Total assets	$992	$409,233	$0	$410,225

           There were no significant transfers between Level 1 and Level 2 during 2010.

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	December 31, 2010
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
	(in thousands)
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$2,708	$2,708
Non-working capital loans	0	0	4,990	4,990

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	1,207	1,207
Owner occupied loans	0	0	1,960	1,960
Nonowner occupied loans	0	0	14,666	14,666
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	0	0	322	322
Loans for agricultural production	0	0	635	635

Other commercial loans	0	0	7	7

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	815	815
Open end and junior lien loans	0	0	140	140
Residential construction loans	0	0	0	0

Other consumer loans	0	0	0	0

Total impaired loans	$0	$0	$27,450	$27,450

Mortgage servicing rights	0	0	11	11

Total assets	$0	$0	$27,461	$27,461

	December 31, 2009
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
	(in thousands)
Impaired loans	$0	$0	$23,435	$23,435
Mortgage servicing rights	0	0	73	73
Other real estate owned	0	0	102	102

Total assets	$0	$0	$23,610	$23,610

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $38.8 million, with a valuation allowance of $11.3 million at December 31, 2010, resulting in an additional provision for loan losses of $4.6 million for the year ended December 31, 2010. At December 31, 2009, impaired loans had a carrying amount of $30.1 million, with a valuation allowance of $6.7 million, resulting in an additional provision for loans losses of $3.4 million for the year ending December 31, 2009.

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Mortgage servicing rights, which are carried at lower of cost or fair value, included a portion carried at their fair value of $11,000, which is made up of the outstanding balance of $33,000, net of a valuation allowance of $22,000 at December 31, 2010, resulting in a net recovery of $24,000 for the year ended December 31, 2010. At December 31, 2009, mortgage servicing rights included a portion carried at their fair value of $73,000, which is made up of the outstanding balance of $119,000, net of a valuation allowance of $46,000 at December 31, 2009, resulting in no change in impairment for the year ending December 31, 2009.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $102,000 carried at fair value, which is made up of the outstanding balance of $229,000, net of a valuation allowance of $127,000 at December 31, 2009, resulting in a charge of $77,000 for the year ending December 31, 2009.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2010 and 2009. Items which are not financial instruments are not included.

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$60,141	$60,141	$55,983	$55,983
Securities available for sale	442,620	442,620	410,028	410,028
Real estate mortgages held for sale	5,606	5,661	1,521	1,540
Loans, net	2,044,952	2,041,812	1,979,937	1,986,457
Federal Home Loan Bank stock	8,511	N/A	9,849	N/A
Federal Reserve Bank stock	3,420	N/A	3,420	N/A
Accrued interest receivable	9,064	9,064	8,590	8,590
Financial Liabilities:
Certificates of deposit	(949,559)	(962,456)	(866,763)	(870,727)
All other deposits	(1,251,466)	(1,251,466)	(984,362)	(984,362)
Securities sold under agreements to repurchase	(142,015)	(142,015)	(127,118)	(127,118)
Other short-term borrowings	(32,037)	(32,037)	(226,933)	(226,942)
Long-term borrowings	(15,041)	(15,991)	(40,042)	(41,353)
Subordinated debentures	(30,928)	(31,242)	(30,928)	(30,836)
Standby letters of credit	(321)	(321)	(284)	(284)
Accrued interest payable	(4,978)	(4,978)	(6,600)	(6,600)

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2010 and 2009. The estimated fair value for cash and cash equivalents, demand and savings deposits, variable rate loans, variable rate short term borrowings and accrued interest is considered to approximate cost. The fair value of Federal Home Loan Bank and Federal Reserve Bank stock is not determinable as there are restrictions on its transferability. The estimated fair value for fixed rate loans, certificates of deposit and fixed rate borrowings is based on discounted cash flows using current market rates applied to the estimated life. Real estate mortgages held for sale are based upon the actual contracted price for those loans sold but not yet delivered, or the current Federal Home Loan Mortgage Corporation price for normal delivery of mortgages with similar coupons and maturities at year-end. The fair value of subordinated debentures is based on the rates currently available to the Company with similar term and remaining maturity and credit spread. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The estimated fair value of other financial instruments approximate cost and are not considered significant to this presentation.

NOTE 6 - SECONDARY MARKET MORTGAGE ACTIVITY

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $283.5 million and $263.4 million at December 31, 2010 and 2009. Custodial escrow balances maintained in connection with serviced loans were $1.0 million and $935,000 at year end 2010 and 2009. Information on loan servicing rights and the related valuation allowance, which are included in other assets, follows:

Loan servicing rights:	2010	2009	2008
	(in thousands)
Carrying amount at beginning of year	$1,966	$1,657	$1,677
Originations	758	896	379
Amortization	(620)	(587)	(399)
Carrying amount before valuation allowance	$2,104	$1,966	$1,657

Valuation allowance:	2010	2009	2008
	(in thousands)
Beginning of year	$46	$46	$69
Provisions/(recoveries)	(24)	0	(23)
End of year	22	46	46

Carrying amount at end of year	$2,082	$1,920	$1,611

Fair value at beginning of the year	$2,136	$2,148	$2,483
Fair value at the end of the year	$2,390	$2,136	$2,148

Fair value at year end 2010 was determined using a weighted average discount rate of 9.5%, a constant prepayment speed of 288 and a weighted average default rate of .32%. Fair value at year end 2009 was determined using a weighted average discount rate of 9.5%, a constant prepayment speed of 299 and a weighted average default rate of .32%.

The weighted average amortization period is 5.17 years at December 31, 2010.

NOTE 7 - LAND, PREMISES AND EQUIPMENT, NET

Land, premises and equipment and related accumulated depreciation were as follows at December 31:

	2010	2009
	(in thousands)
Land	$10,240	$10,082
Premises	27,239	25,101
Equipment	17,770	17,529
Total cost	55,249	52,712
Less accumulated depreciation	24,844	23,136
Land, premises and equipment, net	$30,405	$29,576

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There have been no changes in the $5.0 million carrying amount of goodwill since 2002.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two step impairment test. Step 1 includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. The Company determined the fair value of our reporting unit and compared it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test. Our annual impairment analysis as of May 31, 2010, indicated that the Step 2 analysis was not necessary. Circumstances did not change such during the second half of the year such that the Company did not believe it was necessary to do an additional impairment analysis.

Acquired Intangible Assets

	As of December 31, 2010		As of December 31, 2009

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Core deposit	$0	$0	$2,032	$2,032
Trust deposit relationships	572	419	572	365
Total	$572	$419	$2,604	$2,397

Aggregate amortization expense was $54,000, $206,000 and $206,000 for 2010, 2009 and 2008.

Estimated amortization expense for each of the next five years:

Amount
(in thousands)
2011	$54
2012	52
2013	47
2014	0
2015	0

NOTE 9 – DEPOSITS

The aggregate amount of time deposits, each with a minimum denomination of $100,000, was approximately $614.6 million and $538.8 million at December 31, 2010 and 2009. The amount of public fund deposits was $70.5 million and $81.9 million at December 31, 2010 and 2009. The amount of brokered deposits was $246.1 million and $165.9 million at December 31, 2010 and 2009.

At December 31, 2010, the scheduled maturities of time deposits were as follows:

Amount
(in thousands)
Maturing in 2011	$589,073
Maturing in 2012	268,960
Maturing in 2013	56,555
Maturing in 2014	31,795
Maturing in 2015	2,673
Thereafter	503
Total time deposits	$949,559

NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $167.0 million and $146.3 million at year-end 2010 and 2009.

Securities sold under agreements to repurchase (“repo accounts”) represent collateralized borrowings with customers located primarily within the Company’s service area. Substantially all repo accounts mature on demand, with the remaining maturing in less than one year. Repo accounts are not covered by federal deposit insurance and are secured by securities owned. Information on these liabilities and the related collateral for 2010 and 2009 is as follows:

	2010	2009	2008
	(in thousands)
Average daily balance during the year	$114,578	$125,195	$153,363
Average interest rate during the year	0.44%	0.46%	1.85%
Maximum month-end balance during the year	$142,015	$133,072	$175,427
Weighted average interest rate at year-end	0.42%	0.42%	0.43%

The Company retains the right to substitute similar type securities, and has the right to withdraw all excess collateral applicable to repo accounts whenever the collateral values are in excess of the related repurchase liabilities. At December 31, 2010, there were no material amounts of securities at risk with any one customer. The Company maintains control of these securities through the use of third-party safekeeping arrangements.

NOTE 11 – BORROWINGS

Long-term borrowings at December 31 consisted of:

	2010	2009
	(in thousands)
Federal Home Loan Bank of Indianapolis Notes, 2.53%, Due June 11, 2012	$0	$25,000
Federal Home Loan Bank of Indianapolis Notes, 3.21%, Due May 5, 2014	15,000	15,000
Federal Home Loan Bank of Indianapolis Notes, 6.15%, Due January 15, 2018	41	42
Total	$15,041	$40,042

Long-term borrowings mature over each of the next five years as follows:

(in thousands)
2011	$0
2012	0
2013	0
2014	15,000
2015	0

Other short-term borrowings at December 31 consisted of:

	2010	2009
	(in thousands)
Federal Home Loan Bank of Indianapolis Notes, 0.47%, Due June 29, 2010	$0	$130,000
Federal Reserve Term Auction Facility, 0.25%, Due January 14, 2010	0	85,000
Federal Home Loan Bank of Indianapolis Notes, 0.50%, Due June 28, 2011	30,000	0
Total	$30,000	$215,000

All Federal Home Loan Bank (FHLB) notes require monthly interest payments and were secured by residential real estate loans and securities with a carrying value of $309.6 million and $327.4 million at December 31, 2010 and 2009. At December 31, 2010, the Company owned $8.5 million of FHLB stock, which also secures debts to the FHLB. The Company is authorized to borrow up to $300 million at the FHLB. Federal Reserve Discount Window borrowings were secured by commercial loans with a carrying value of $401.2 million as of December 31, 2010. The Company had a borrowing capacity of $278.8 million at the Federal Reserve at December 31, 2010.

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

Subject to the Company having received prior approval of the Federal Reserve if then required, the Company may redeem the subordinated debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any interest payment date on or after October 1, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures must be redeemed no later than 2033. These securities are considered as Tier I capital (with certain limitations applicable) under current regulatory guidelines. The floating rate of the trust preferred securities and subordinated debentures are equal to the three-month London Interbank Offered Rate (LIBOR) plus 3.05, which was 3.353%, 3.301% and 4.509% at December 31, 2010, 2009 and 2008.

NOTE 13 - EMPLOYEE BENEFIT PLANS

In April 2000, the Lakeland Financial Corporation Pension Plan was frozen. The Company also maintains a Supplemental Executive Retirement Plan (SERP) for select officers that was established as a funded, non-qualified deferred compensation plan. No current officers of the Company are participants in the SERP plan and there are 7 total participants. The measurement date for both the pension and SERP plans is December 31 for 2010 and 2009.

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

Information as to the Company’s plans at December 31 is as follows:

	Pension Benefits		SERP Benefits
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Change in benefit obligation:
Beginning benefit obligation	$2,292	$2,342	$1,258	$1,278
Interest cost	142	136	67	67
Actuarial (gain)/loss	144	(50)	(58)	50
Benefits paid	(148)	(136)	(137)	(137)
Ending benefit obligation	2,430	2,292	1,130	1,258

Change in plan assets (primarily equity and fixed
income investments and money market funds),
at fair value:

Beginning plan assets	1,798	1,614	962	910
Actual return	198	320	98	189
Employer contribution	0	0	0	0
Benefits paid	(148)	(136)	(137)	(137)
Ending plan assets	1,848	1,798	923	962

Funded status at end of year	$(582)	$(494)	$(207)	$(296)

NOTE 13 - EMPLOYEE BENEFIT PLANS (continued)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		SERP Benefits
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Funded status included in other liabilities	$(582)	$(494)	$(207)	$(296)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		SERP Benefits
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net actuarial loss	$1,830	$1,801	$708	$843

The accumulated benefit obligation for the pension plan was $2.4 million and $2.3 million for December 31, 2010 and 2009 respectively. The accumulated benefit obligation for the SERP plan was $1.1 million and $1.3 million for December 31, 2010 and 2009.

Net pension expense and other amounts recognized in other comprehensive income includes the following:

	Pension Benefits			SERP Benefits
Net pension expense	2010	2009	2008	2010	2009	2008
	(in thousands)			(in thousands)
Service cost	$0	$0	$0	$0	$0	$0
Interest cost	142	136	140	67	67	73
Expected return on plan assets	(166)	(155)	(193)	(81)	(85)	(100)
Recognized net actuarial loss	83	101	50	59	57	64
Net pension expense	$59	$82	$(3)	$45	$39	$37

Net loss/(gain)	$112	$(201)	$794	$(76)	$(47)	$406
Amortization of net loss	(83)	(101)	(50)	(59)	(57)	(63)
Change in minimum pension liability	0	0	0	0	0	0
Total recognized in other comprehensive
income	$29	$(302)	$744	$(135)	$(104)	$343
Topic 715 adjustment	0	0	(13)	0	0	(16)
Total recognized in net pension expense
and other comprehensive income	$88	$(220)	$728	$(90)	$(65)	$364

The estimated net loss (gain) for the defined benefit pension plan and SERP plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $106,000 for the pension plan and $69,000 for the SERP plan.

Additional Information:	Pension Benefits			SERP Benefits
	2010	2009	2008	2010	2009	2008

The following assumptions were used in calculating the net benefit obligation:

Weighted average discount rate	5.50%	6.00%	5.50%	5.50%	6.00%	5.50%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A

The following assumptions were used in calculating the net pension expense:

Weighted average discount rate	6.00%	5.50%	6.00%	6.00%	5.50%	6.00%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%

NOTE 13 - EMPLOYEE BENEFIT PLANS (continued)

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

The Company's pension plan asset allocation at year-end 2010 and 2009, target allocation for 2011, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan		Weighted
	Target	Assets		Average Expected
	Allocation	at Year End		Long-Term Rate
Asset Category	2011	2010	2009	of Return

Equity securities	55-65%	65%	58%	9.65%
Debt securities	35-45%	34%	38%	5.65%
Other	5-10%	1%	4%	0.25%
Total		100%	100%	8.25%

The Company's SERP plan asset allocation at year-end 2010 and 2009, target allocation for 2011, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan		Weighted
	Target	Assets		Average Expected
	Allocation	at Year End		Long-Term Rate
Asset Category	2011	2010	2009	of Return

Equity securities	55-65%	65%	61%	9.68%
Debt securities	35-45%	33%	36%	5.68%
Other	5-10%	2%	3%	0.25%
Total		100%	100%	8.25%

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

NOTE 13 - EMPLOYEE BENEFIT PLANS (continued)

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

The fair values of the Company's pension plan assets at December 31, 2010, by asset category are as follows:

		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs

Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
	(in thousands)
Equity securities - US large cap common stocks	$472	$472	$0	$0
Equity securities - US large cap stock mutual funds	403	403	0	0
Equity securities - US mid cap stock mutual funds	129	129	0	0
Equity securities - US small cap stock mutual funds	62	62	0	0
Equity securities - international stock mutual funds	101	101	0	0
Equity securities - emerging markets stock mutual funds	28	28	0	0
Debt securities - intermediate term bond mutual funds	53	53	0	0
Debt securities - short term bond mutual funds	427	427	0	0
Debt securities - US Government Agencies	0	0	0	0
Debt securities - commercial	152	0	152	0
Cash - money market account	13	13	0	0
Total	$1,840	$1,688	$152	$0

Total pension plan assets available for benefits also include $8,000 in accrued interest and dividend income.

The fair values of the Company's pension plan assets at December 31, 2009, by asset category are as follows:

		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs

Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
			(in thousands)
Equity securities - US large cap common stocks	$321	$321	$0	$0
Equity securities - US large cap stock mutual funds	446	446	0	0
Equity securities - US mid cap stock mutual funds	104	104	0	0
Equity securities - US small cap stock mutual funds	52	52	0	0
Equity securities - international stock mutual funds	92	92	0	0
Equity securities - emerging markets stock mutual funds	24	24	0	0
Debt securities - intermediate term bond mutual funds	53	53	0	0
Debt securities - short term bond mutual funds	126	126	0	0
Debt securities - US Government Agencies	25	0	25	0
Debt securities - commercial	483	0	483	0
Cash - money market account	61	61	0	0
Total	$1,787	$1,279	$508	$0

Total pension plan assets available for benefits also include $11,000 in accrued interest and dividend income.

There were no significant transfers between Level 1 and Level 2 during 2010.

NOTE 13 - EMPLOYEE BENEFIT PLANS (continued)

The fair values of the Company's SERP plan assets at December 31, 2010, by asset category are as follows:

		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs

Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
	(in thousands)
Equity securities - US large cap common stocks	$166	$166	$0	$0
Equity securities - US large cap stock mutual funds	236	236	0	0
Equity securities - US mid cap stock mutual funds	80	80	0	0
Equity securities - US small cap stock mutual funds	39	39	0	0
Equity securities - international stock mutual funds	50	50	0	0
Equity securities - emerging markets stock mutual funds	28	28	0	0
Debt securities - intermediate term bond mutual funds	25	25	0	0
Debt securities - short term bond mutual funds	140	140	0	0
Debt securities - US Government Agencies	0	0	0	0
Debt securities - commercial	142	0	142	0
Cash - money market account	14	14	0	0
Total	$920	$778	$142	$0

Total SERP plan assets available for benefits also include $3,000 in accrued interest and dividend income.

The fair values of the Company's SERP plan assets at December 31, 2009, by asset category are as follows:

		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs

Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
			(in thousands)
Equity securities - US large cap common stocks	$170	$170	$0	$0
Equity securities - US large cap stock mutual funds	245	245	0	0
Equity securities - US mid cap stock mutual funds	65	65	0	0
Equity securities - US small cap stock mutual funds	33	33	0	0
Equity securities - international stock mutual funds	45	45	0	0
Equity securities - emerging markets stock mutual funds	24	24	0	0
Debt securities - intermediate term bond mutual funds	0	0	0	0
Debt securities - short term bond mutual funds	0	0	0	0
Debt securities - US Government Agencies	71	0	71	0
Debt securities - commercial	278	0	278	0
Cash - money market account	25	25	0	0
Total	$956	$607	$349	$0

Total SERP plan assets available for benefits also include $6,000 in accrued interest and dividend income.

There were no significant transfers between Level 1 and Level 2 during 2010.

Contributions

The Company does not expect to contribute to its pension in 2011 and expects to contribute $90,000 to its SERP plan in 2011.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

	Pension	SERP
Plan Year	Benefits	Benefits
	(in thousands)
2011	$121	$136
2012	121	134
2013	126	130
2014	127	126
2015	138	122
2016-2020	824	523

NOTE 13 - EMPLOYEE BENEFIT PLANS (continued)

Other Employee Benefit Plans

The Company maintains a 401(k) profit sharing plan for all employees meeting age and service requirements. The plan allows employees to contribute up to the maximum amount allowable under the Internal Revenue code, which are matched  based upon the percentage of budgeted net income earned during the year of the first 6% of the compensation contributed. The expense recognized was $1.2 million, $981,000 and $1.0 million in 2010, 2009 and 2008.

Effective January 1, 2004, the Company adopted the Lake City Bank Deferred Compensation Plan. The purpose of the deferred compensation plan is to extend full 401(k) type retirement benefits to certain individuals without regard to statutory limitations under tax qualified plans. A liability is accrued for the obligation under this plan. The expense recognized for each of the last three years was $123,000, $232,000 and ($394,000) resulting in a deferred compensation liability of $1.0 million and $896,000 as of year-end 2010 and 2009. The benefit recognized in 2008 relates to the significant decline in the indices utilized to calculate the returns on the participant contributions. The plan is funded solely by participant contributions and does not receive a company match.

Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $4.4 million as of December 31, 2010. On December 31, 2010, no amounts were accrued on these contingent obligations.

NOTE 14 - OTHER EXPENSE

Other expense for the years ended December 31, was as follows:

	2010	2009	2008
	(in thousands)
Corporate and business development	$1,442	$1,356	$1,298
Advertising	446	416	442
Office supplies	608	611	630
Telephone and postage	1,519	1,625	1,457
Regulatory fees and FDIC insurance	3,573	4,212	1,434
Professional fees	2,258	2,462	2,123
Amortization of other intangible assets	54	206	206
Courier and delivery	246	202	227
Miscellaneous	3,836	3,875	3,193
Total other expense	$13,982	$14,965	$11,010

NOTE 15 - INCOME TAXES

Income tax expense for the years ended December 31, consisted of the following:

	2010	2009	2008
	(in thousands)
Current federal	$16,346	$12,648	$7,545
Deferred federal	(5,351)	(4,225)	981
Current state	1,683	953	0
Deferred state	(798)	(698)	(75)
Tax benefit of stock options	357	191	756
Total income tax expense	$12,237	$8,869	$9,207

NOTE 15 - INCOME TAXES (continued)

Income tax expense included ($2,000), ($1,000) and ($15,000) applicable to security transactions for 2010, 2009 and 2008. The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 35% for 2010, 2009 and 2008 to income before income taxes were as follows:

	2010	2009	2008
	(in thousands)
Income taxes at statutory federal rate of 35%	$12,873	$9,747	$10,118
Increase (decrease) in taxes resulting from:
Tax exempt income	(958)	(884)	(867)
Nondeductible expense	209	244	202
State income tax, net of federal tax effect	616	183	124
Net operating loss	(30)	(30)	(30)
Tax credits	(127)	(57)	(71)
Bank owned life insurance	(408)	(411)	(368)
Reserve for unrecognized tax benefits	22	30	60
Other	40	47	39
Total income tax expense	$12,237	$8,869	$9,207

The net deferred tax asset recorded in the consolidated balance sheets at December 31, consisted of the following:

	2010		2009
	Federal	State	Federal	State
	(in thousands)
Deferred tax assets:
Bad debts	$15,752	$3,099	$11,225	$2,535
Pension and deferred compensation liability	444	87	630	142
Net operating loss carryforward	0	0	30	0
Non-qualified stock options	176	34	204	46
Impairment of investment securities	634	125	79	18
Nonaccrual loan interest	600	118	0	0
Long-term incentive plan	383	75	0	0
Other	123	6	155	15
	18,112	3,544	12,323	2,756
Deferred tax liabilities:
Accretion	115	19	131	22
Depreciation	1,895	193	1,876	199
Loan servicing rights	854	168	741	167
State taxes	995	0	716	0
Leases	31	6	46	10
Deferred loan fees	59	12	69	16
Intangible assets	1,262	248	1,061	240
FHLB stock dividends	118	23	118	27
REIT spillover dividend	731	0	892	0
Prepaid expenses	165	32	137	30
	6,225	701	5,787	711
Valuation allowance	0	0	0	0
Net deferred tax asset	$11,887	$2,843	$6,536	$2,045

NOTE 15 - INCOME TAXES (continued)

In addition to the net deferred tax assets included above, the deferred income tax asset/liability allocated to the unrealized net gain/(loss) on securities available for sale included in equity was $1.9 million and ($3.2 million) for 2010 and 2009. The deferred income tax asset allocated to the pension liability included in equity was $1.0 million and $1.1 million for 2010 and 2009.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2010	2009
	(in thousands)
Balance January 1,	$90	$60
Additions based on tax positions related to the current year	22	30
Additions for tax positions of prior years	0	0
Reductions for tax positions of prior years	0	0
Reductions due to the statute of limitations	0	0
Settlements	0	0
Balance at December 31,	$112	$90

The balance of $112,000 at December 31, 2010 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No interest or penalties were recorded in the income statement and no amount was accrued for interest and penalties for the period ending December 31, 2010 and 2009. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts.

The Company and its subsidiaries file a consolidated U.S. federal tax return and a combined unitary return in the States of Indiana and Michigan. These returns are subject to examinations by authorities for all years after 2006.

NOTE 16 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates as of December 31, 2010 and 2009 were as follows:

	2010	2009
	(in thousands)
Beginning balance	$40,275	$31,927
New loans and advances	53,162	74,422
Effect of changes in related parties	4,261	134
Repayments	(61,685)	(66,208)
Ending balance	$36,013	$40,275

Deposits from principal officers, directors, and their affiliates at year-end 2010 were $1.8 million plus an additional $5.1 million included in securities sold under agreements to repurchase. Deposits from principal officers, directors, and their affiliates at year-end 2009 were $3.3 million. In addition, the amount owed directors for fees under the deferred directors’ plan as of December 31, 2010 and 2009 was $1.5 million and $1.6 million. The related expense for the deferred directors’ plan as of December 31, 2010, 2009 and 2008 was $263,000, $305,000 and $305,000.

NOTE 17 – STOCK BASED COMPENSATION

Effective December 9, 1997, the Company adopted the Lakeland Financial Corporation 1997 Share Incentive Plan, which was shareholder approved. At its inception there were 1,200,000 shares of common stock reserved for grants of stock options to employees of Lakeland Financial Corporation, its subsidiaries and Board of Directors. The plan expired on December 8, 2007 and therefore there were no options available for future grants as of December 31, 2007. Effective April 8, 2008, the Company adopted the Lakeland Financial Corporation 2008 Equity Incentive Plan, which is shareholder approved. At its inception there were 750,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of Lakeland Financial Corporation, its subsidiaries and Board of Directors. As of December 31, 2010, 585,470 were available for future grants. Certain stock awards provide for accelerated vesting if there is a change in control. The Company has a policy of issuing new shares to satisfy exercises of stock awards.

Included in net income for the years ended December 31, 2010, 2009 and 2008 was employee stock compensation expense of $739,000, $411,000 and $233,000, and a related tax benefit of $300,000, $167,000 and $94,000 respectively.

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

The fair value of options granted was determined using the following weighted average assumptions as of grant date. There were no stock option grants in 2010 or 2009.

	2010	2009	2008
Risk-free interest rate	N/A	N/A	3.42%
Expected option life	N/A	N/A	6.71 years
Expected price volatility	N/A	N/A	34.23%
Dividend yield	N/A	N/A	3.35%

A summary of the activity in the stock option plan as of December 31, 2010 and changes during the period then ended follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value

Outstanding at beginning of the year	321,806	$15.62
Granted	0	0.00
Exercised	(85,908)	7.51
Forfeited	(3,400)	19.20
Outstanding at end of the year	232,498	$18.56	4.2	$862,173

Options exercisable at end of the year	154,498	$16.02	2.8	$850,873

NOTE 17 - STOCK BASED COMPENSATION (continued)

The weighted-average grant-date fair value of stock options granted during the period ended December 31, 2008 was $6.45. The total intrinsic value of stock options exercised during the periods ended December 31, 2010, 2009 and 2008 was $1.1 million, $886,000 and $2.4 million, respectively.

There were no modifications of awards during the periods ended December 31, 2010, 2009 and 2008.

Cash received from stock option exercise for the periods ending December 31, 2010, 2009 and 2008 was $640,000, $605,000 and $1.4 million, respectively. The actual tax benefit realized for the tax deductions from stock award exercise totaled $371,000, $191,000 and $756,000, respectively for the periods ended December 31, 2010, 2009 and 2008.

As of December 31, 2010 and 2009, there was $190,000 and $330,000 of total unrecognized compensation cost related to nonvested stock options granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.26 years and 2.88 years.

Stock Awards

The fair value of stock awards is the closing price of the Company’s common stock on the date of grant adjusted for the present value of expected dividends. The stock awards fully vest on the third anniversary of the grant date, with the exception of the shares vested below, which vested on the grant date. The 2010 and 2009 Long-Term Incentive Plans must be paid in stock and have performance conditions which include revenue growth, diluted EPS growth and average return on equity growth. Shares granted below include the number of shares assumed granted based on meeting the performance criteria of the 2010 and 2009 Long-Term Incentive Plans at December 31, 2010. The Company also has one other Long-Term Incentive Plans that may be paid in either cash or stock and is therefore not included in equity. This plan has 3 year vesting and the same performance conditions as the 2010 and 2009 plans. The 2008 Long-Term Incentive Plan had an accrued liability of $477,000 at December 31, 2010 and paid out in cash on February 4, 2011. During 2010, certain plans that previously could be paid out in cash and included in liabilities were modified to be paid out only in stock units and were accounted for at fair value at the time of the modification.

A summary of the changes in the Company’s nonvested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2010	44,200	$15.31
Granted	59,330	15.89
Granted from previous liability plans	34,799	17.52
Vested	(4,750)	19.49
Forfeited	(1,000)	17.62

Nonvested at December 31, 2010	132,579	$15.98

As of December 31, 2010 and 2009, there was $811,000 and $564,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted period of 1.45 years and 2.07 years. The total fair value of shares vested during the year ended December 31, 2010 and 2009 was $93,000 and $89,000. No shares vested during the year ended December 31, 2008.

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

NOTE 18 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the federal regulators categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s or Bank’s category.

					Minimum Required to
			Minimum Required		Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2010:
Total Capital (to Risk
Weighted Assets)
Consolidated	$298,690	13.26%	$180,260	8.00%	NA	NA
Bank	$294,402	13.08%	$180,016	8.00%	$225,020	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$270,315	12.00%	$90,130	4.00%	NA	NA
Bank	$266,065	11.82%	$90,008	4.00%	$135,012	6.00%
Tier I Capital (to Average Assets)
Consolidated	$270,315	9.93%	$108,905	4.00%	NA	NA
Bank	$266,065	9.81%	$108,519	4.00%	$135,649	5.00%

As of December 31, 2009:
Total Capital (to Risk
Weighted Assets)
Consolidated	$338,152	15.38%	$175,888	8.00%	NA	NA
Bank	$278,453	12.67%	$175,768	8.00%	$219,710	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$310,613	14.13%	$87,944	4.00%	NA	NA
Bank	$250,932	11.42%	$87,884	4.00%	$131,826	6.00%
Tier I Capital (to Average Assets)
Consolidated	$310,613	12.28%	$101,169	4.00%	NA	NA
Bank	$250,932	9.90%	$101,377	4.00%	$126,722	5.00%
The Bank is required to obtain the approval of the Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year to date combined with its retained net income for the previous two years. Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2010, approximately $25.6 million was available to be paid as dividends to the Company by the Bank.

NOTE 18 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2010. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 19 - COMMITMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of December 31, 2010 and 2009, were as follows:

	2010		2009
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(in thousands)
Commercial loan lines of credit	$49,750	$725,069	$86,855	$647,066
Commercial letters of credit	0	1,474	0	1,200
Standby letters of credit	23,914	16,227	19,817	19,628
Real estate mortgage loans	8,260	386	10,472	2,197
Real estate construction mortgage loans	126	571	13	1,193
Home equity mortgage open-ended revolving lines	0	119,242	0	111,980
Consumer loan open-ended revolving lines	0	4,746	0	4,858
Total	$82,050	$867,715	$117,157	$788,122

The index on variable rate commercial loan commitments is principally the Company’s base rate, which is the national prime rate. Interest rate ranges on commitments and open-ended revolving lines of credit for December 31, 2010 and 2009, were as follows:

	2010		2009
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commercial loan	2.60-10.50%	1.27-8.85%	2.25-11.00%	1.24-8.85%
Real estate mortgage loan	3.63-5.25%	5.25-6.00%	4.38-5.38%	3.50-6.25%
Consumer loan open-ended revolving line	N/A	2.09-15.00%	N/A	2.09-15.00%

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

 NOTE 20 - PARENT COMPANY STATEMENTS

The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income, and assets. Presented below are parent only financial statements:

CONDENSED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands)
ASSETS
Deposits with Lake City Bank	$1,166	$58,817
Deposits with other depository institutions	244	0
Cash	1,410	58,817
Investments in banking subsidiary	272,747	250,313
Investments in Lakeland Statutory Trust II	928	928
Other assets	2,972	1,482
Total assets	$278,057	$311,540

LIABILITIES
Dividends payable and other liabilities	$132	$618
Subordinated debt	30,928	30,928

STOCKHOLDERS' EQUITY	246,997	279,994
Total liabilities and stockholders' equity	$278,057	$311,540
CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Dividends from Lake City Bank, Lakeland Statutory Trust II	$10,775	$9,857	$7,154
Other income	88	0	0
Equity in undistributed income of subsidiaries	15,104	10,448	14,293
Interest expense on subordinated debt	(1,081)	(1,250)	(2,081)
Miscellaneous expense	(1,146)	(892)	(684)
INCOME BEFORE INCOME TAXES	23,740	18,163	18,682
Income tax benefit	803	816	1,019
NET INCOME	$24,543	$18,979	$19,701
COMPREHENSIVE INCOME	$31,886	$25,010	$8,672

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$24,543	$18,979	$19,701
Adjustments to net cash from operating activities:
Equity in undistributed income of subsidiaries	(15,104)	(10,448)	(14,293)
Other changes	(1,025)	410	186
Net cash from operating activities	8,414	8,941	5,594
Cash flows from investing activities	0	(56,044)	0
Proceeds from issuance of common stock	1,662	58,717	2,110
Repurchase of common stock	(212)	(231)	(211)
Proceeds from issuance of preferred stock	0	56,044	0
Repurchase of preferred stock	(56,044)	0	0
Dividends paid	(11,227)	(10,056)	(7,417)
Cash flows from financing activities	(65,821)	104,474	(5,518)
Net increase in cash and cash equivalents	(57,407)	57,371	76
Cash and cash equivalents at beginning of the year	58,817	1,446	1,370
Cash and cash equivalents at end of the year	$1,410	$58,817	$1,446

NOTE 21 - EARNINGS PER SHARE

Following are the factors used in the earnings per share computations:

	2010	2009	2008
Basic earnings per common share:
Net income	$24,543,000	$18,979,000	$19,701,000

Less: Dividends and accretion of discount on preferred stock	3,187,000	2,694,000	0

Net income available to common shareholders	$21,356,000	$16,285,000	$19,701,000

Weighted-average common shares outstanding	16,120,606	12,851,845	12,271,927

Basic earnings per common share	$1.32	$1.27	$1.61

Diluted earnings per common share:
Net income	$24,543,000	$18,979,000	$19,701,000

Less: Dividends and accretion of discount on preferred stock	3,187,000	2,694,000	0

Net income available to common shareholders	$21,356,000	$16,285,000	$19,701,000

Weighted-average common shares outstanding for
basic earnings per common share	16,120,606	12,851,845	12,271,927

Add: Dilutive effect of assumed exercises of stock options
and awards	93,141	100,599	187,875

Average shares and dilutive potential common shares	16,213,747	12,952,444	12,459,802

Diluted earnings per common share	$1.32	$1.26	$1.58

Stock options for 108,000 and 110,000 shares of common stock were not considered in computing diluted earnings per common share for 2010 and 2009 and because they were antidilutive. In addition, warrants for 198,269 shares of common stock were not considered in computing diluted earnings per common share for 2010 and 2009 because they were antidilutive.

NOTE 22 – SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

2010	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$31,333	$31,124	$30,812	$30,256
Interest expense	8,010	7,907	7,660	7,295
Net interest income	$23,323	$23,217	$23,152	$22,961

Provision for loan losses	6,521	6,150	5,750	5,526
Net interest income after provision	$16,802	$17,067	$17,402	$17,435

Noninterest income	5,091	6,212	5,359	4,847
Noninterest expense	13,333	13,629	13,425	13,048
Income tax expense	2,778	3,129	3,117	3,213
Net income	$5,782	$6,521	$6,219	$6,021

Basic earnings per common share	$0.36	$0.40	$0.24	$0.32
Diluted earnings per common share	$0.36	$0.40	$0.24	$0.32

2009	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$30,042	$29,530	$28,830	$27,941
Interest expense	7,576	8,268	9,292	10,926
Net interest income	$22,466	$21,262	$19,538	$17,015

Provision for loan losses	6,250	5,500	4,936	4,516
Net interest income after provision	$16,216	$15,762	$14,602	$12,499

Noninterest income	5,373	5,279	6,022	5,570
Noninterest expense	13,538	13,097	14,153	12,687
Income tax expense	2,669	2,677	2,011	1,512
Net income	$5,382	$5,267	$4,460	$3,870

Basic earnings per common share	$0.33	$0.36	$0.29	$0.29
Diluted earnings per common share	$0.32	$0.36	$0.29	$0.29

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

The Series A Preferred Stock qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum for the first five years, and would pay 9% per annum thereafter. The Series A Preferred Stock was non-voting except with respect to certain matters affecting the rights of the holders thereof. The Series A Preferred Stock was valued using a discounting of cash flows at a 12% discount rate based on an average implied cost of equity over 5 years.

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

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Common Stock were subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.155) declared on the Common Stock prior to February 27, 2012. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also were restricted. These restrictions would terminate on the earlier of (a) the third anniversary of the date of issuance of the Preferred Stock and (b) the date on which the Series A Preferred Stock was redeemed in whole or the U.S. Treasury has transferred all of the Series A Preferred Stock to third parties, except that, after the third anniversary of the date of issuance of the Series A Preferred Stock, if the Series A Preferred Stock remained outstanding at such time, the company could not have increased its common dividends per share without obtaining consent of the U.S. Treasury.

The Purchase Agreement also subjected the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the EESA). In this connection, as a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) voluntarily waived any claim against the U.S. Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the TARP Capital Purchase Program and acknowledged that the regulation could have required modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they related to the period the U.S. Treasury owned the Preferred Stock of the Company; and ii) entered into a letter with the Company amending the Benefit Plans with respect to such Senior Executive Officers as could have been necessary, during the period that the Treasury owned the Preferred Stock of the Company, as necessary to comply with Section 111(b) of the EESA.

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
Warsaw, Indiana

We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. We also have audited Lakeland Financial Corporation’s internal control over financial reporting as of December 31, 2010, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Financial Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Lakeland Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on Internal Control—Integrated Framework issued by COSO.

/s/ Crowe Horwath LLP
Crowe Horwath LLP

South Bend, Indiana

March 2, 2011

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9a. CONTROLS AND PROCEDURES

a)           An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2010. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

The Company’s independent registered public accounting firm has issued their report on the Company’s internal control over financial reporting. That report appears under the heading, Report of Independent Registered Public Accounting Firm.

c)           There have been no changes in the Company’s internal controls during the previous fiscal quarter, ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9b. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 12, 2011, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 12, 2011, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHARELHOLDER MATTERS

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 12, 2011, is incorporated herein by reference in response to this item.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2010 for (i) all compensation plans previously approved by the Company’s shareholders and (ii) all compensation plans not previously approved by the Company’s shareholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available
	Number of securities to be	Weighted-average	for future issuance
Plan category	issued upon exercise of	exercise price of	under equity
	outstanding options	outstanding options	compensation plans
Equity compensation plans
approved by security
holders(1)(2)	232,498	$18.56	585,470

Equity compensation plans
not approved by security
holders	0	$0.00	0

Total	232,498	$18.56	585,470

(1)  Lakeland Financial Corporation 1997 Share Incentive Plan adopted on April 14, 1998 by the Board of Directors.
(2)  Lakeland Financial Corporation 2008 Equity Incentive Plan adopted on May 14, 2008 by the Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 12, 2011, is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on April 12, 2011, is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The documents listed below are filed as a part of this report:

(a)           Exhibits

Exhibit No.	Document	Incorporated by reference to

3.1	Amended and Restated Articles	Exhibit 3.1 in the Company’s Form 8-K
	of Incorporation of Lakeland	Filed with the Commission on
	Financial Corporation	March 2, 2009

3.2	Bylaws of Lakeland	Exhibit 3(ii) to the Company’s
	Financial Corporation	Form 10-Q for the quarter
ended June 30, 1996

4.1	Form of Common Stock Certificate	Exhibit 4.1 to the Company’s
Form 10-K for the fiscal year ended
December 31, 2003

4.2	Warrant to Purchase Shares of Common	Incorporated by reference to Exhibit
	Stock, dated February 27, 2009	4.2 to the Company’s Form 8-K
filed on March 2, 2009

10.1	Lakeland Financial	Exhibit 4.3 to the Company’s
	Corporation 2008 Equity	Form S-8 filed with the
	Incentive Plan	Commission on April 8, 2008

10.2	Form of Indenture for Trust Preferred	Exhibit 4.1 to the Company’s
	Issuance	Form 10-K for the fiscal year ended
December 31, 2003

10.3	Lakeland Financial Corporation 401(k)	Exhibit 10.1 to the Company’s Form
	Plan	S-8 filed with the Commission on
October 23, 2000

10.4	Amended and Restated Lakeland	Exhibit 10.4 to the Company’s
	Financial Corporation Director’s Fee	Form 10-K for the fiscal year ended
	Deferral Plan	December 31, 2008

10.6	Form of Change of Control Agreement	Exhibit 10.5 to the Company’s
	entered into with Michael L. Kubacki,	Form 10-K for the fiscal year ended
	David M. Findlay, Charles D. Smith and	December 31, 2008
Kevin L. Deardorff

10.7	Employee Deferred Compensation Plan	Exhibit 10.7 to the Company’s
	and Form of Agreement	Form 10-K for the fiscal year ended
December 31, 2008

10.8	Schedule of Board Fees	Attached hereto

10.9	Form of Option Grant Agreement	Exhibit 10.10 to the Company’s Form
10-K for the fiscal year ended
December 31, 2004

10.10	Executive Incentive Bonus Plan	Exhibit 10.11 to the Company’s Form
10-K for the fiscal year ended
December 31, 2004

10.11	Amended and Restated Long Term	Exhibit 10.1 to the Company’s Form
	Incentive Plan	10-Q for the quarter ended
September 30, 2009

10.12	Letter Agreement, dated February 27,	Incorporated by reference to Exhibit
	2009, by and between the Company, and	10.1 tot the Company’s Form 8-K
	the United States Department of the	filed on March 2, 2009
Treasury, which includes the Securities
Purchase Agreement – Standard Terms
attached as Exhibit A thereto, with
respect to the issuance and sale of the
Series A Preferred Stock and Warrant

10.13	Side Letter, dated February 27, 2009,	Incorporated by reference to Exhibit
	by and between the Company and the	10.2 to the Company’s Form 8-K
	United States Department of the Treasury	filed on March 2, 2009

10.14	Form of Waiver, executed by each of the	Incorporated by reference to Exhibit
	Company’s senior executive officers	10.3 to the Company’s Form 8-K
filed on March 2, 2009

10.15	Form of Omnibus amendment, executed	Incorporated by reference to Exhibit
	by each of the Company’s senior	10.4 to the Company’s Form 8-K
	executive officers	filed March 2, 2009

10.16	Form of Change of Control Agreement	Incorporated by reference to Exhibit
	entered into with Eric H. Ottinger	10.1 to the Company’s Form 8-K
filed March 1, 2011

21.0	Subsidiaries	Attached hereto

23.1	Consent of Independent Registered	Attached hereto
Public Accounting Firm

31.1	Certification of Chief Executive Officer	Attached hereto
Pursuant to Rule 13a-15(e)/15d-15(e) and
13(a)-15(f)/15d-15(f)

31.2	Certification of Chief Financial Officer	Attached hereto
Pursuant to Rule 13a-15(e)/15d-15(e) and
13(a)-15(f)/15d-15(f)

32.1	Certification of Chief Executive Officer	Attached hereto
Pursuant to 18 U.S.C. Section 1350, as
adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer	Attached hereto
Pursuant to 18 U.S.C. Section 1350, as
adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

99.1	Certification of Chief Executive	Attached hereto
Officer Pursuant to Section 111(b) of
EESA

99.2	Certification of Chief Financial	Attached hereto
Officer Pursuant to Section 111(b) of
EESA

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

Date: March 7, 2011	By /s/ Michael L. Kubacki
Michael L. Kubacki, Chairman

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael L. Kubacki
Michael L. Kubacki	Principal Executive Officer and Director	March 7, 2011

/s/ David M. Findlay
David M. Findlay	Principal Financial Officer and Director	March 7, 2011

/s/ Teresa A. Bartman
Teresa A. Bartman	Principal Accounting Officer	March 7, 2011

/s/ Robert E. Bartels, Jr.
Robert E. Bartels, Jr.	Director	March 7, 2011

/s/ Daniel F. Evans
Daniel F. Evans	Director	March 7, 2011

/s/ L. Craig Fulmer
L. Craig Fulmer	Director	March 7, 2011

/s/ Thomas A. Hiatt
Thomas A. Hiatt	Director	March 7, 2011

/s/ Charles E. Niemier
Charles E. Niemier	Director	March 7, 2011

/s/ Emily E. Pichon
Emily E. Pichon	Director	March 7, 2011

/s/ Richard L. Pletcher
Richard L. Pletcher	Director	March 7, 2011

S1

/s/ Steven D. Ross
Steven D. Ross	Director	March 7, 2011

/s/ Ronald D. Truex
Ronald D. Truex	Director	March 7, 2011

/s/ M. Scott Welch
M. Scott Welch	Director	March 7, 2011

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