Form 10-Q
period 2011-03-31
LAKELAND FINANCIAL CORP
filed 2011-05-09
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer  _   Accelerated filer X    Non-accelerated filer _   (do not check if a smaller reporting company)     Smaller reporting company _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _   No X

Number of shares of common stock outstanding at April 30, 2011:  16,200,619

LAKELAND FINANCIAL CORPORATION
Form 10-Q Quarterly Report
Table of Contents

PART I.

PART II.

PART 1
LAKELAND FINANCIAL CORPORATION
ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2011 and December 31, 2010
(in thousands except for share data)

(Page 1 of 2)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$ 75,056	$ 42,513
Short-term investments	122,075	17,628
Total cash and cash equivalents	197,131	60,141

Securities available for sale (carried at fair value)	368,106	442,620
Real estate mortgage loans held for sale	697	5,606

Loans, net of allowance for loan losses of $48,495 and $45,007	2,055,871	2,044,952

Land, premises and equipment, net	30,597	30,405
Bank owned life insurance	39,284	38,826
Accrued income receivable	8,900	9,074
Goodwill	4,970	4,970
Other intangible assets	139	153
Other assets	43,545	45,179
Total assets	$ 2,749,240	$ 2,681,926

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2011 and December 31, 2010
(in thousands except for share data)

(Page 2 of 2)

	March 31,	December 31,
	2011	2010
	(Unaudited)
LIABILITIES AND EQUITY

LIABILITIES
Noninterest bearing deposits	$ 302,552	$ 305,107
Interest bearing deposits	1,989,916	1,895,918
Total deposits	2,292,468	2,201,025

Short-term borrowings
Securities sold under agreements to repurchase	142,430	142,015
U.S. Treasury demand notes	2,494	2,037
Other short-term borrowings	0	30,000
Total short-term borrowings	144,924	174,052

Accrued expenses payable	12,561	11,476
Other liabilities	2,177	2,318
Long-term borrowings	15,040	15,041
Subordinated debentures	30,928	30,928
Total liabilities	2,498,098	2,434,840

EQUITY
Common stock: 90,000,000 shares authorized, no par value
16,198,619 shares issued and 16,103,335 outstanding as of March 31, 2011
16,169,119 shares issued and 16,078,420 outstanding as of December 31, 2010	86,401	85,766
Retained earnings	164,754	161,299
Accumulated other comprehensive income	1,419	1,350
Treasury stock, at cost (2011 - 95,284 shares, 2010 - 90,699 shares)	(1,521)	(1,418)
Total stockholders' equity	251,053	246,997

Noncontrolling interest	89	89
Total equity	251,142	247,086
Total liabilities and equity	$ 2,749,240	$ 2,681,926

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2011 and 2010
(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended
	March 31,
	2011	2010
NET INTEREST INCOME
Interest and fees on loans
Taxable	$ 25,865	$ 25,350
Tax exempt	121	19
Interest and dividends on securities
Taxable	4,057	4,228
Tax exempt	689	645
Interest on short-term investments	18	14
Total interest income	30,750	30,256

Interest on deposits	6,685	6,515
Interest on borrowings
Short-term	171	249
Long-term	360	531
Total interest expense	7,216	7,295

NET INTEREST INCOME	23,534	22,961

Provision for loan losses	5,600	5,526

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	17,934	17,435

NONINTEREST INCOME
Wealth advisory fees	818	792
Investment brokerage fees	731	545
Service charges on deposit accounts	1,963	1,858
Loan, insurance and service fees	1,076	920
Merchant card fee income	234	280
Other income	372	532
Mortgage banking income	(49)	91
Net securities gains (losses)	(198)	0
Other than temporary impairment loss on available-for-sale securities:
Total impairment losses recognized on securities	(121)	(193)
Loss recognized in other comprehensive income	0	22
Net impairment loss recognized in earnings	(121)	(171)
Total noninterest income	4,826	4,847

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2011 and 2010
(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended
	March 31,
	2011	2010
NONINTEREST EXPENSE
Salaries and employee benefits	8,173	7,511
Occupancy expense	875	789
Equipment costs	554	529
Data processing fees and supplies	1,112	966
Credit card interchange	2	64
Other expense	3,452	3,189
Total noninterest expense	14,168	13,048

INCOME BEFORE INCOME TAX EXPENSE	8,592	9,234

Income tax expense	2,627	3,213

NET INCOME	$ 5,965	$ 6,021

Dividends and accretion of discount on preferred stock	0	805

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 5,965	$ 5,216

BASIC WEIGHTED AVERAGE COMMON SHARES	16,195,352	16,091,626

BASIC EARNINGS PER COMMON SHARE	$ 0.37	$ 0.32

DILUTED WEIGHTED AVERAGE COMMON SHARES	16,285,161	16,176,406

DILUTED EARNINGS PER COMMON SHARE	$ 0.37	$ 0.32

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2011 and 2010
(in thousands except for share and per share data)
(Unaudited)

				Accumulated
				Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2010	$ 54,095	$ 83,487	$ 149,945	$ (5,993)	$ (1,540)	$ 279,994
Comprehensive income:
Net income			6,021			6,021
Other comprehensive income (loss), net of tax				2,682		2,682
Comprehensive income						8,703
Common stock cash dividends declared, $.155 per share			(2,493)			(2,493)
Treasury shares purchased under deferred directors' plan
(5,411 shares)		95			(95)	0
Stock activity under stock compensation plans (21,100 shares)		197				197
Stock compensation expense		813				813
Short sale gain received		31				31
Accretion of preferred stock discount	104		(104)			0
Preferred stock dividend paid and/or accrued			(701)			(701)
Balance at March 31, 2010	$ 54,199	$ 84,623	$ 152,668	$ (3,311)	$ (1,635)	$ 286,544

Balance at January 1, 2011	$ 0	$ 85,766	$ 161,299	$ 1,350	$ (1,418)	$ 246,997
Comprehensive income:
Net income			5,965			5,965
Other comprehensive income (loss), net of tax				69		69
Comprehensive income						6,034
Common stock cash dividends declared, $.155 per share			(2,510)			(2,510)
Treasury shares purchased under deferred directors' plan
(4,585 shares)		103			(103)	0
Stock activity under stock compensation plans (24,500 shares)		266				266
Stock compensation expense		266				266
Balance at March 31, 2011	$ 0	$ 86,401	$ 164,754	$ 1,419	$ (1,521)	$ 251,053

The accompanying notes are an integral part of these consolidated financial statements

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(in thousands)
(Unaudited)
(Page 1 of 2)

	2011	2010
Cash flows from operating activities:
Net income	$ 5,965	$ 6,021
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	551	561
Provision for loan losses	5,600	5,526
Loss on sale and write down of other real estate owned	174	17
Amortization of intangible assets	14	13
Amortization of loan servicing rights	134	145
Net change in loan servicing rights valuation allowance	(3)	62
Loans originated for sale	(9,739)	(13,348)
Net gain on sales of loans	(322)	(319)
Proceeds from sale of loans	14,831	13,907
Net loss on sales of premises and equipment	10	0
Net loss on sales of securities available for sale	198	0
Impairment on available for sale securities	121	171
Net securities amortization	449	293
Stock compensation expense	266	813
Earnings on life insurance	(326)	(274)
Tax benefit of stock option exercises	(78)	(60)
Net change:
Accrued income receivable	174	(530)
Accrued expenses payable	968	1,602
Other assets	1,177	36
Other liabilities	(38)	2,016
Total adjustments	14,161	10,631
Net cash from operating activities	20,126	16,652

Cash flows from investing activities:
Proceeds from sale of securities available for sale	68,847	0
Proceeds from maturities, calls and principal paydowns of
securities available for sale	22,399	26,462
Purchases of securities available for sale	(17,251)	(35,117)
Purchase of life insurance	(132)	(9)
Net increase in total loans	(16,789)	(810)
Proceeds from sales of land, premises and equipment	14	(247)
Purchases of land, premises and equipment	(767)	265
Proceeds from sales of other real estate	576	0
Net cash from investing activities	56,897	(9,456)

(Continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(in thousands)
(Unaudited)
(Page 2 of 2)

	2011	2010
Cash flows from financing activities:
Net increase (decrease) in total deposits	91,443	180,027
Net increase (decrease) in short-term borrowings	(29,128)	(142,965)
Payments on long-term borrowings	(1)	(1)
Common dividends paid	(2,510)	(2,492)
Preferred dividends paid	0	(701)
Proceeds from stock option exercise	266	225
Purchase of treasury stock	(103)	(96)
Net cash from financing activities	59,967	33,997
Net change in cash and cash equivalents	136,990	41,193
Cash and cash equivalents at beginning of the period	60,141	55,983
Cash and cash equivalents at end of the period	$ 197,131	$ 97,176
Cash paid during the period for:
Interest	$ 6,323	$ 7,069
Income taxes	1,015	125
Supplemental non-cash disclosures:
Loans transferred to other real estate	270	110

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The 2010 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants.

	Three Months Ended March 31,
	2011	2010
Net income	$ 5,965	$ 6,021
Dividends and accretion of discount on preferred stock	0	805
Net income available to common shareholders	$ 5,965	$ 5,216

Weighted average shares outstanding for basic earnings per common share	16,195,352	16,091,626
Dilutive effect of stock options and awards and warrants	89,809	84,780
Weighted average shares outstanding for diluted earnings per common share	16,285,161	16,176,406

Basic earnings per common share	$ 0.37	$ 0.32
Diluted earnings per common share	$ 0.37	$ 0.32

Stock options for 70,000 and 110,000 shares for the three month periods ended March 31, 2011 and March 31, 2010, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.  In addition, warrants for 198,269 shares for the period ended March 31, 2010, were not considered in computing diluted earnings per share because they were antidilutive.

NOTE 3. LOANS

	March 31,		December 31,
	2011		2010
Commercial and industrial loans:
Working capital lines of credit loans	$ 312,258	14.8%	$ 281,546	13.4%
Non-working capital loans	376,875	17.9	384,138	18.4
Total commercial and industrial loans	689,133	32.7	665,684	31.8

Commercial real estate and multi-family residential loans:
Construction and land development loans	112,339	5.3	106,980	5.1
Owner occupied loans	334,562	15.9	329,760	15.8
Nonowner occupied loans	346,971	16.5	355,393	17.0
Multifamily loans	22,530	1.1	24,158	1.1
Total commercial real estate and multi-family residential loans	816,402	38.8	816,291	39.0

Agri-business and agricultural loans:
Loans secured by farmland	99,073	4.7	111,961	5.4
Loans for agricultural production	118,842	5.7	117,518	5.6
Total agri-business and agricultural loans	217,915	10.4	229,479	11.0

Other commercial loans	44,454	2.1	38,778	1.9
Total commercial loans	1,767,904	84.0	1,750,232	83.7

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	106,176	5.0	103,118	4.9
Open end and junior lien loans	176,725	8.4	182,325	8.7
Residential construction and land development loans	3,438	0.2	4,140	0.2
Total consumer 1-4 family mortgage loans	286,339	13.6	289,583	13.8

Other consumer loans	50,804	2.4	51,123	2.5
Total consumer loans	337,143	16.0	340,706	16.3
Subtotal	2,105,047	100.0%	2,090,938	100.0%
Less: Allowance for loan losses	(48,495)		(45,007)
Net deferred loan fees	(681)		(979)
Loans, net	$2,055,871		$2,044,952

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011:

		Commercial
		Real Estate			Consumer
	Commercial	and Multifamily	Agri-business	Other	1-4 Family	Other
	and Industrial	Residential	and Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
	(in thousands)
Balance January 1,	$ 21,479	$ 15,893	$ 1,318	$ 270	$ 1,694	$ 682	$ 3,671	$ 45,007
Provision for loan losses	1,371	3,373	(124)	0	1,161	(82)	(101)	5,598
Loans charged-off	(398)	(1,391)	0	0	(378)	(131)	0	(2,298)
Recoveries	97	9	0	0	3	79	0	188
Net loans charged-off	(301)	(1,382)	0	0	(375)	(52)	0	(2,110)
Balance March 31,	$ 22,549	$ 17,884	$ 1,194	$ 270	$ 2,480	$ 548	$ 3,570	$ 48,495

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 7,612	$ 4,957	$ 276	$ 190	$ 69	$ 0	$ 0	$ 13,104
Collectively evaluated for impairment	14,937	12,927	918	80	2,411	548	3,570	35,391

Total ending allowance balance	$ 22,549	$ 17,884	$ 1,194	$ 270	$ 2,480	$ 548	$ 3,570	$ 48,495

Loans:
Loans individually evaluated for impairment	$ 20,739	$ 24,893	$ 1,185	$ 195	$ 1,675	$ 0	$ 0	$ 48,687
Loans collectively evaluated for impairment	668,324	790,581	216,822	44,226	284,980	50,746	0	2,055,679

Total ending loans balance	$ 689,063	$ 815,474	$ 218,007	$ 44,421	$ 286,655	$ 50,746	$ 0	$ 2,104,366

The recorded investment in loans does not include accrued interest.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

Commercial
		Real Estate			Consumer
	Commercial	and Multifamily	Agri-business	Other	1-4 Family	Other
	and Industrial	Residential	and Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 6,911	$ 4,663	$ 301	$ 190	$ 76	$ 0	$ 0	$ 12,141
Collectively evaluated for impairment	14,568	11,230	1,017	80	1,618	682	3,671	32,866

Total ending allowance balance	$ 21,479	$ 15,893	$ 1,318	$ 270	$ 1,694	$ 682	$ 3,671	$ 45,007

Loans:
Loans individually evaluated for impairment	$ 20,988	$ 23,358	$ 1,259	$ 197	$ 2,204	$ 0	$ 0	$ 48,006
Loans collectively evaluated for impairment	644,551	791,715	228,305	38,542	287,729	51,111	0	2,041,953

Total ending loans balance	$ 665,539	$ 815,073	$ 229,564	$ 38,739	$ 289,933	$ 51,111	$ 0	$ 2,089,959

The recorded investment in loans does not include accrued interest.

The following is an analysis of the allowance for loan losses for the three months ended March 31, 2010:

		Three Months
		ended
		March 31,
		2010

Balance at beginning of period		$ 32,073
Provision for loan losses		5,526
Loans charged-off		(1,532)
Recoveries		265
Net loans charged-off		(1,267)
Balance at end of period		$ 36,332

	Three Monthes ended
	March 31,
	2011	2010

Allowance for loan losses to total loans	2.30%	1.81%

The following table presents loans individually evaluated for impairment as of and for the three month period ended March 31, 2011:

						Cash Basis
	Unpaid		Allowance for	Average	Interest	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
	(in thousands)
With no related allowance recorded:
Commercial real estate and multi-family residential loans:
Nonowner occupied loans	$ 857	$ 856	$ 0	$ 856	$ 0	$ 0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,630	5,631	3,303	5,615	3	3
Non-working capital loans	15,107	15,108	4,309	15,163	127	111

Commercial real estate and multi-family residential loans:
Construction and land development loans	1,395	1,393	245	1,396	0	0
Owner occupied loans	2,942	2,943	912	3,205	6	6
Nonowner occupied loans	19,711	19,701	3,800	19,950	17	17
Multifamily loans	0	0	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	397	398	83	401	0	0
Loans for agricultural production	787	787	193	819	0	0

Other commercial loans	194	195	190	195	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,675	1,675	69	1,844	12	14
Open end and junior lien loans	0	0	0	47	0	0
Residential construction loans	0	0	0	0	0	0

Other consumer loans	0	0	0	0	0	0

Total	$ 48,695	$ 48,687	$ 13,104	$ 49,491	$ 165	$ 151

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
		(in thousands)
With no related allowance recorded:
Commercial real estate and multi-family residential loans:
Nonowner occupied loans	$ 870	$ 869	$ 0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,651	5,652	2,944
Non-working capital loans	15,335	15,336	3,967

Commercial real estate and multi-family residential loans:
Construction and land development loans	1,402	1,401	195
Owner occupied loans	2,908	2,909	948
Nonowner occupied loans	18,186	18,179	3,520
Multifamily loans	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	405	406	83
Loans for agricultural production	853	853	218

Other commercial loans	197	197	190

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,067	2,063	75
Open end and junior lien loans	141	141	1
Residential construction loans	0	0	0

Other consumer loans	0	0	0

Total	$ 48,015	$ 48,006	$ 12,141

The recorded investment in loans does not include accrued interest.

March 31,
2010

Average of impaired loans during the year	$ 33,942
Interest income recognized during impairment	25
Cash-basis interest income recognized	21

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Nonaccrual	Accruing	Nonaccrual	Accruing
	(in thousands)		(in thousands)
Commercial and industrial loans:
Non-impaired watch list loans	$ 284	$ 0	$ 372	$ 0
Working capital lines of credit loans	5,382	0	5,405	0
Non-working capital loans	4,656	0	4,786	0

Commercial real estate and multi-family residential loans:
Non-impaired watch list loans	25	0	26	0
Construction and land development loans	1,393	0	1,400	0
Owner occupied loans	2,575	0	2,935	0
Nonowner occupied loans	19,250	0	19,049	0
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Non-impaired watch list loans	25	0	0	0
Loans secured by farmland	398	0	406	0
Loans for agricultural production	788	0	878	0

Other commercial loans		0	197	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	916	755	842	318
Open end and junior lien loans	0	0	267	0
Residential construction loans	0	0	0	0

Other consumer loans	196	9	20	12

Total	$ 35,888	$ 764	$ 36,583	$ 330

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 by class of loans:

	30-89	Greater than
	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
			(in thousands)
Commercial and industrial loans:
Non-impaired watch list loans	$ 0	$ 284	$ 284	$ 43,819	$ 44,103
Working capital lines of credit loans	0	5,382	5,382	293,898	299,280
Non-working capital loans	276	4,656	4,932	340,748	345,680

Commercial real estate and multi-family residential loans:
Non-impaired watch list loans	0	25	25	58,257	58,282
Construction and land development loans	1,359	1,393	2,752	92,413	95,165
Owner occupied loans	0	2,575	2,575	311,783	314,358
Nonowner occupied loans	0	19,250	19,250	305,918	325,168
Multifamily loans	0	0	0	22,501	22,501

Agri-business and agricultural loans:
Non-impaired watch list loans	0	25	25	4,069	4,094
Loans secured by farmland	0	398	398	96,655	97,053
Loans for agricultural production	0	788	788	116,072	116,860

Other commercial loans	0	0	0	44,421	44,421

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,996	1,671	3,667	102,288	105,955
Open end and junior lien loans	90	0	90	177,172	177,262
Residential construction loans	0	0	0	3,438	3,438

Other consumer loans	92	205	297	50,449	50,746

Total	$ 3,813	$ 36,652	$ 40,465	$ 2,063,901	$ 2,104,366

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	30-89	Greater than
	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
			(in thousands)
Commercial and industrial loans:
Non-impaired watch list loans	$ 0	$ 372	$ 372	$ 54,977	$ 55,349
Working capital lines of credit loans	0	5,405	5,405	261,556	266,961
Non-working capital loans	462	4,786	5,248	337,981	343,229

Commercial real estate and multi-family residential loans:
Non-impaired watch list loans	0	26	26	60,473	60,499
Construction and land development loans	0	1,400	1,400	88,089	89,489
Owner occupied loans	27	2,935	2,962	304,702	307,664
Nonowner occupied loans	0	19,049	19,049	314,245	333,294
Multifamily loans	0	0	0	24,127	24,127

Agri-business and agricultural loans:
Non-impaired watch list loans	0	0	0	4,131	4,131
Loans secured by farmland	0	406	406	109,465	109,871
Loans for agricultural production	0	878	878	114,684	115,562

Other commercial loans	0	197	197	38,542	38,739

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,333	1,160	3,493	99,405	102,898
Open end and junior lien loans	237	267	504	182,395	182,899
Residential construction loans	0	0	0	4,136	4,136

Other consumer loans	145	32	177	50,934	51,111

Total	$ 3,204	$ 36,913	$ 40,117	$ 2,049,842	$ 2,089,959

The recorded investment in loans does not include accrued interest.

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $5.5 million and $4.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011 and December 31, 2010. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	March 31,	December 31,
	2011	2010
	(in thousands)
Accruing troubled debt restructured loans	$ 7,656	$ 8,547
Nonaccrual troubled debt restructured loans	9,730	6,091
Total troubled debt restructured loans	$ 17,386	$ 14,638

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans.  Loans listed as not rated are consumer loans included in groups of homogenous loans.  As of March 31, 2011 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
			(in thousands)
Commercial and industrial loans:
Non-impaired watch list loans	$ 0	$ 15,995	$ 28,108	$ 0	$ 0
Working capital lines of credit loans	293,649	0	5,631	0	0
Non-working capital loans	328,670	7,100	8,008	0	1,894

Commercial real estate and multi-family residential loans:
Non-impaired watch list loans	0	23,120	35,162	0	0
Construction and land development loans	93,772	0	1,393	0	0
Owner occupied loans	311,314	0	2,943	0	92
Nonowner occupied loans	304,611	0	20,557	0	0
Multifamily loans	22,501	0	0	0	0

Agri-business and agricultural loans:
Non-impaired watch list loans	0	2,040	2,054	0	0
Loans secured by farmland	96,633	0	398	0	22
Loans for agricultural production	115,893	0	787	0	180

Other commercial loans	44,112	0	318	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	18,220	2,036	1,252	0	84,447
Open end and junior lien loans	13,701	0	171	0	163,388
Residential construction loans	0	0	0	0	3,438

Other consumer loans	10,741	0	497	0	39,518

Total	$ 1,653,817	$ 50,291	$ 107,279	$ 0	$ 292,979

The recorded investment in loans does not include accrued interest.

As of December 31, 2010 the risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
			(in thousands)
Commercial and industrial loans:
Non-impaired watch list loans	$ 0	$ 22,282	$ 33,067	$ 0	$ 0
Working capital lines of credit loans	261,210	0	5,751	0	0
Non-working capital loans	325,976	0	15,327	0	1,926

Commercial real estate and multi-family residential loans:
Non-impaired watch list loans	0	23,722	36,777	0	0
Construction and land development loans	88,088	0	1,401	0	0
Owner occupied loans	304,661	0	2,911	0	92
Nonowner occupied loans	314,247	0	19,047	0	0
Multifamily loans	24,127	0	0	0	0

Agri-business and agricultural loans:
Non-impaired watch list loans	0	2,008	2,123	0	0
Loans secured by farmland	109,444	0	405	0	22
Loans for agricultural production	114,495	0	853	0	214

Other commercial loans	38,400	0	339	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	17,398	427	1,386	0	83,687
Open end and junior lien loans	13,380	0	178	0	169,341
Residential construction loans	0	0	0	0	4,136

Other consumer loans	9,394	0	497	0	41,220

Total	$ 1,620,820	$ 48,439	$ 120,062	$ 0	$ 300,638

The recorded investment in loans does not include accrued interest.

NOTE 5. SECURITIES

Information related to the fair value and amortized cost of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) is provided in the tables below.

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gain	Losses	Cost
March 31, 2011
U.S. Treasury securities	$ 1,029	$ 25	$ 0	$ 1,004
Agency residential mortgage-backed securities	257,068	5,673	(687)	252,082
Non-agency residential mortgage-backed securities	40,393	317	(2,121)	42,197
State and municipal securities	69,616	1,955	(250)	67,911
Total	$ 368,106	$ 7,970	$ (3,058)	$ 363,194

December 31, 2010
U.S. Treasury securities	$ 1,036	$ 32	$ 0	$ 1,004
Agency residential mortgage-backed securities	308,851	10,422	(837)	299,266
Non-agency residential mortgage-backed securities	62,773	331	(6,136)	68,578
State and municipal securities	69,960	1,538	(637)	69,059
Total	$ 442,620	$ 12,323	$ (7,610)	$ 437,907

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of March 31, 2011 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

	Fair	Amortized
	Value	Cost
Due in one year or less	$ 1,570	$ 1,555
Due after one year through five years	13,211	12,683
Due after five years through ten years	37,127	36,067
Due after ten years	18,737	18,610
	70,645	68,915
Mortgage-backed securities	297,461	294,279
Total debt securities	$ 368,106	$ 363,194

Information regarding security proceeds, gross gains and gross losses are presented below.

	Three months ended March 31,
	2011	2010
Sales of securities available for sale
Proceeds	$ 68,847	$ 0
Gross gains	3,929	0
Gross losses	(4,127)	0

The Company sold 20 securities with a total book value of $69.1 million and a total fair value of $68.8 million during the first three months of 2011.  The sales were related to a strategic realignment of the securities portfolio, and included six of the seven non-agency residential mortgage backed securities on which the Company had previously recognized other-than-temporary impairment.  There were no securities sales during the first three months of 2010.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over estimated lives for mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $265.2 million and $253.1 million were pledged as of March 31, 2011 and 2010, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of March 31, 2011 and December 31, 2010 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2011

U.S. Treasury securities	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Agency residential mortgage-backed securities	58,049	687	0	0	58,049	687
Non-agency residential mortgage-backed securities	0	0	29,621	2,121	29,621	2,121
State and municipal securities	10,656	199	430	51	11,086	250
Total temporarily impaired	$ 68,705	$ 886	$ 30,051	$ 2,172	$ 98,756	$ 3,058

December 31, 2010

U.S. Treasury securities	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Agency residential mortgage-backed securities	55,193	821	4,170	16	59,363	837
Non-agency residential mortgage-backed securities	1,607	2	50,786	6,134	52,393	6,136
State and municipal securities	15,811	577	422	60	16,233	637
Total temporarily impaired	$ 72,611	$ 1,400	$ 55,378	$ 6,210	$ 127,989	$ 7,610

The number of securities with unrealized losses as of March 31, 2011 and December 31, 2010 is presented below.

	Less than	12 months
	12 months	or more	Total
March 31, 2011

U.S. Treasury securities	0	0	0
Agency residential mortgage-backed securities	15	0	15
Non-agency residential mortgage-backed securities	0	9	9
State and municipal securities	21	1	22
Total temporarily impaired	36	10	46

December 31, 2010

U.S. Treasury securities	0	0	0
Agency residential mortgage-backed securities	13	1	14
Non-agency residential mortgage-backed securities	1	18	19
State and municipal securities	35	1	36
Total temporarily impaired	49	20	69

All of the following are considered to determine whether or not the impairment of these securities is other-than-temporary. Eighty seven percent of the securities are backed by the U.S. Government, government agencies, government sponsored agencies or are A rated or better, except for certain non-local municipal securities which are not rated. Mortgage-backed securities which are not issued by the U.S. Government or government sponsored agencies (non-agency residential mortgage-backed securities) met specific criteria set by the Asset Liability Management Committee at their time of purchase, including having the highest rating available by either Moody’s or S&P. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed have been received. For the government, government-sponsored agency and municipal securities, management did not have concerns of credit losses and there was nothing to indicate that full principal will not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and did not expect material losses given current market conditions unless the securities are sold, which at this time management does not have the intent to sell nor will it more likely than not be required to sell these securities before the recovery of their amortized cost basis.

As of March 31, 2011, the Company had $40.4 million of collateralized mortgage obligations which were not issued by the federal government or government sponsored agencies, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. At December 31, 2010, the Company had $62.8 million of these collateralized mortgage obligations.  During the first quarter of 2011, the Company sold eight of the non-agency residential mortgage backed securities as part of a strategic realignment of the investment portfolio.  The securities sold had a book value of $21.9 million and a fair value of $17.7 million.  The sales included six of the seven non-agency mortgage backed securities on which the Company had previously recognized other-than-temporary impairment.  Two of the 15 remaining non-agency residential mortgage backed securities were still rated AAA/Aaa as of March 31, 2011, but 13 were downgraded by S&P, Fitch and/or Moody’s, including nine which were ranked below investment grade by one or more rating agencies.  Of the five securities rated AAA/Aaa at December 31, 2010, three have been downgraded, but were still rated as investment grade.  Of the 10 that were below AAA/Aaa at December 31, 2010, one incurred further downgrades.

For these non-agency residential mortgage-backed securities, additional analysis is performed to determine if the impairment is temporary or other-than-temporary in which case impairment would need to be recorded for these securities. The Company performs an independent analysis of the cash flows of the individual securities based upon assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses.  Based upon the initial review, securities may be identified for further analysis computing the net present value using an appropriate discount rate (the current accounting yield) and comparing it to the book value of the security to determine if there is any other-than-temporary impairment that must be recorded. Based on this analysis of the non-agency residential mortgage-backed securities, the Company recorded an other-than-temporary impairment of $121,000 relating to one security in the three-months ended March 31, 2011, which is equal to the credit loss, establishing a new, lower amortized cost basis.  Because management did not have the intent to sell these securities nor did management believe that it was more likely than not they would be required to sell these securities before the recovery of their new, lower amortized cost basis, management did not consider the remaining unrealized losses of the investment securities to be other-than-temporarily impaired at March 31, 2011.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.  The table represents the three months ended March 31, 2011 and 2010.

Accumulated
Three Months Ended March 31, 2011	Credit Losses
Balance January 1, 2011	$ 1,812
Sales of securities for which other-than-temporary impairment losses were previously recognized	(1,739)
Additional increases to the amount of credit loss for which other-than-temporary impairment was previously recognized	121
Balance March 31, 2011	$ 194

Accumulated
Three Months Ended March 31, 2010	Credit Losses
Balance January 1, 2010	$ 225
Additions related to other-than-temporary impairment losses not previously recognized	171
Balance March 31, 2010	$ 396

Information on securities with at least one rating below investment grade as of March 31, 2011 is presented below.

							3/31/2011	1-Month	3-Month	6-Month
		Other Than	March 31, 2011				Lowest	Constant	Constant	Constant
		Temporary	Par	Amortized	Fair	Unrealized	Credit	Default	Default	Default	Credit
Description	CUSIP	Impairment	Value	Cost	Value	Gain/(Loss)	Rating	Rate	Rate	Rate	Support
CWHL 2006-18 2A7	12543WAJ7	$ 0	$ 3,565	$ 3,496	$ 3,259	$ (237)	CC	3.52	6.24	4.00	3.82
CWALT 2005-46CB A1	12667G6U2	0	3,894	3,712	3,387	(325)	CC	2.69	2.18	1.76	4.09
CWALT 2005-J8 1A3	12667GJ20	0	5,608	5,377	4,990	(387)	Caa2	0.00	0.00	0.84	6.99
CHASE 2005-S3 A4	16162WNE5	0	1,129	1,121	1,129	8	B1	3.44	2.15	2.02	4.39
CHASE 2006-S3 1A5	16162XAE7	0	2,187	2,183	2,080	(103)	CC	7.71	5.87	6.43	3.60
CMSI 2007-6 1A5	173103AE2	0	3,122	3,120	3,066	(54)	B1	3.87	2.04	2.22	0.00
GSR 2006-10F 1A1	36266WAC6	0	4,507	4,193	3,989	(204)	CC	0.00	0.00	0.00	3.46
MANA 2007-F1 1A1	59023YAA2	0	2,785	2,731	2,291	(440)	D	0.00	4.91	2.46	0.00
RFMSI 2006-S5 A14	74957EAP2	194	3,117	2,871	2,598	(273)	CC	3.86	5.30	4.50	1.49
		$ 194	$ 29,914	$ 28,804	$ 26,789	$ (2,015)

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

NOTE 6. EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	Pension Benefits		SERP Benefits
	2011	2010	2011	2010
Interest cost	$ 36	$ 34	$ 17	$ 17
Expected return on plan assets	(39)	(39)	(20)	(21)
Recognized net actuarial loss	20	25	15	14
Net pension expense	$ 17	$ 20	$ 12	$ 10

The Company previously disclosed in its financial statements for the year ended December 31, 2010 that it did not expect to contribute to its pension in 2011 and did expect to contribute $90,000 to its SERP plan in 2011.  No contributions were made to the pension plan and $90,000 was contributed to the SERP plan as of March 31, 2011.

NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011.  The amendments in ASU No. 2011-01 defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring.  As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on the Company’s statements of income and condition.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s statements of income and condition.

NOTE 8.  FAIR VALUE DISCLOSURES

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities:  Securities available for sale are valued primarily by a third party pricing service. The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). These models utilize the market approach with standard inputs that include, but are not limited to benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. There were no transfers from or into Level 1, Level 2 or Level 3 during the first three months of 2011.

Mortgage Banking Derivative:  The fair value of derivatives are based on observable market data as of the measurement date (Level 2).

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

Mortgage servicing rights:  As of March 31, 2011 the fair value of the Company’s Level 3 servicing assets for residential mortgage loans was $2.4 million, some of which are not currently impaired and therefore carried at amortized cost.  These residential mortgage loans have a weighted average interest rate of 5.18%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana.  A valuation model is used to estimate fair value, which is based on an income approach.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.  The most significant assumption used to value MSRs is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment rates.  At March 31, 2011 the constant prepayment speed (PSA) used was 273 and the discount rate used was 9.5%.  At March 31, 2010 the constant prepayment speed (PSA) used was 335 and the discount rate used was 9.5%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2011
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
		(in thousands)
U.S. Treasury securities	$ 1,029	$ 0	$ 0	$ 1,029
Agency residential mortgage-backed securities	0	257,068	0	257,068
Non-agency residential mortgage-backed securities	0	40,393	0	40,393
State and municipal securities	0	69,616	0	69,616
Total Securities	1,029	367,077	0	368,106

Mortgage banking derivative	0	116	0	116

Total assets	$ 1,029	$ 367,193	$ 0	$ 368,222

	December 31, 2010
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
		(in thousands)
U.S. Treasury securities	$ 1,036	$ 0	$ 0	$ 1,036
Agency residential mortgage-backed securities	0	308,851	0	308,851
Non-agency residential mortgage-backed securities	0	62,773	0	62,773
State and municipal securities	0	69,960	0	69,960
Total Securities	1,036	441,584	0	442,620

Mortgage banking derivative	0	357	0	357

Total assets	$ 1,036	$ 441,941	$ 0	$ 442,977

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	March 31, 2011
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
		(in thousands)
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 2,327	$ 2,327
Non-working capital loans	0	0	4,469	4,469

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	1,150	1,150
Owner occupied loans	0	0	2,030	2,030
Nonowner occupied loans	0	0	15,911	15,911
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	0	0	314	314
Loans for agricultural production	0	0	594	594

Other commercial loans	0	0	4	4

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	560	560
Open end and junior lien loans	0	0	0	0
Residential construction loans	0	0	0	0

Other consumer loans	0	0	0	0

Total impaired loans	$ 0	$ 0	$ 27,359	$ 27,359

Mortgage servicing rights	0	0	12	12
Other real estate owned	0	0	20	20

Total assets	$ 0	$ 0	$ 27,391	$ 27,391

	December 31, 2010
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
		(in thousands)
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 2,708	$ 2,708
Non-working capital loans	0	0	4,990	4,990

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	1,207	1,207
Owner occupied loans	0	0	1,960	1,960
Nonowner occupied loans	0	0	14,666	14,666
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	0	0	322	322
Loans for agricultural production	0	0	635	635

Other commercial loans	0	0	7	7

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	815	815
Open end and junior lien loans	0	0	140	140
Residential construction loans	0	0	0	0

Other consumer loans	0	0	0	0

Total impaired loans	$ 0	$ 0	$ 27,450	$ 27,450

Mortgage servicing rights	0	0	11	11

Total assets	$ 0	$ 0	$ 27,461	$ 27,461

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $39.7 million, with a valuation allowance of $12.3 million, resulting in an additional provision for loan losses of $979,000 for the three months ended March 31, 2011.  In addition, $3,000 in impairment of mortgage servicing rights, measured using Level 3 inputs within the fair value hierarchy, was recovered during the three months ended March 31, 2011.  The Company also recognized a $21,000 reduction in the value of other real estate owned during the three months ended March 31, 2011.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$ 197,131	$ 197,131	$ 60,141	$ 60,141
Securities available for sale	368,106	368,106	442,620	442,620
Real estate mortgages held for sale	697	704	5,606	5,661
Loans, net	2,055,871	2,053,757	2,044,952	2,041,812
Federal Home Loan Bank stock	8,511	N/A	8,511	N/A
Federal Reserve Bank stock	3,420	N/A	3,420	N/A
Accrued interest receivable	8,891	8,891	9,064	9,064
Financial Liabilities:
Certificates of deposit	(1,015,872)	(1,026,963)	(949,559)	(962,456)
All other deposits	(1,276,596)	(1,276,596)	(1,251,466)	(1,251,466)
Securities sold under agreements to repurchase	(142,430)	(142,430)	(142,015)	(142,015)
Other short-term borrowings	(2,494)	(2,494)	(32,037)	(32,037)
Long-term borrowings	(15,040)	(15,882)	(15,041)	(15,991)
Subordinated debentures	(30,928)	(31,251)	(30,928)	(31,242)
Standby letters of credit	(339)	(339)	(321)	(321)
Accrued interest payable	(5,871)	(5,871)	(4,978)	(4,978)

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of March 31, 2011 and December 31, 2010. The estimated fair value for cash and cash equivalents, demand and savings deposits, variable rate loans, variable rate short term borrowings and accrued interest is considered to approximate cost. The fair value of Federal Home Loan Bank and Federal Reserve Bank stock is not determinable as there are restrictions on its transferability. The estimated fair value for fixed rate loans, certificates of deposit and fixed rate borrowings is based on discounted cash flows using current market rates applied to the estimated life. Real estate mortgages held for sale are based upon the actual contracted price for those loans sold but not yet delivered, or the current Federal Home Loan Mortgage Corporation price for normal delivery of mortgages with similar coupons and maturities at year-end. The fair value of subordinated debentures is based on the rates currently available to the Company with similar term and remaining maturity and credit spread. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The estimated fair value of other financial instruments approximate cost and are not considered significant to this presentation.

NOTE 9. COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available-for-sale and changes in the funded status of pension plans which are also recognized as separate components of equity.  Following is a summary of other comprehensive income for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
	(in thousands)
Net income	$ 5,965	$ 6,021
Other comprehensive income
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	(121)	4,302
Reclassification adjustment for (gains)/losses included in net income	198	0
Reclassification adjustment for other-than-temporary impairment	121	171
Net securities gain activity during the period	198	4,473
Tax effect	(12)	(1,793)
Net of tax amount	186	2,680
Defined benefit pension plans:
Net gain(loss) on defined benefit pension plans	(233)	(35)
Amortization of net actuarial loss	35	39
Net gain /(loss) activity during the period	(198)	4
Tax effect	81	(2)
Net of tax amount	(117)	2

Total other comprehensive income, net of tax	69	2,682

Comprehensive income	$ 6,034	$ 8,703

The following table summarizes the changes within each classification of accumulated other comprehensive income for the three months ended March 31, 2011 and 2010:

		Current
	Balance	Period	Balance
	at December 31, 2010	Change	at March 31, 2011
	(in thousands)
Unrealized loss on securities available for sale
without other-than-temporary impairment	$ 4,285	$ (966)	$ 3,319
Unrealized loss on securities available for sale
with other-than-temporary impairment	(1,425)	1,152	(273)

Total unrealized loss on securities available for sale	2,860	186	3,046

Unrealized loss on defined benefit pension plans	(1,510)	(117)	(1,627)

Total	$ 1,350	$ 69	$ 1,419

		Current
	Balance	Period	Balance
	at December 31, 2009	Change	at March 31, 2010
	(in thousands)
Unrealized loss on securities available for sale
without other-than-temporary impairment	$ (2,814)	$ 2,672	$ (142)
Unrealized loss on securities available for sale
with other-than-temporary impairment	(1,606)	8	(1,598)

Total unrealized loss on securities available for sale	(4,420)	2,680	(1,740)

Unrealized loss on defined benefit pension plans	(1,573)	2	(1,571)

Total	$ (5,993)	$ 2,682	$ (3,311)

NOTE 10. SUBSEQUENT EVENTS

There were no subsequent events that would have a material impact to the financial statements presented in this Form 10-Q.

NOTE 11. RECLASSIFICATIONS

Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassification had no effect on net income or stockholders’ equity as previously reported.

Part 1
LAKELAND FINANCIAL CORPORATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
and
RESULTS OF OPERATIONS

March 31, 2011

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in Northern Indiana and a loan production office in Indianapolis, Indiana. The Company earned $6.0 million for the first three months of 2011 and 2010.  Net income was positively impacted by a $573,000 increase in net interest income in 2011 from the same period in 2010.  Offsetting this positive impact was an increase of $1.1 million in noninterest expense, an increase of $74,000 in the provision for loan losses and a decrease of $21,000 in noninterest income from 2010.  Basic earnings per common share for the first three months of 2011 were $0.37 per share, versus $0.32 per share for the first three months of 2010.  Diluted earnings per common share reflect the potential dilutive impact of stock options, stock awards and warrants.  Diluted earnings per common share for the first three months of 2011 were $0.37 per share, versus $0.32 for the first three months of 2010.  Basic and diluted earnings per common share for the first three months of 2010 were impacted by $805,000 in dividends and accretion of discount on preferred stock.

RESULTS OF OPERATIONS

Net Interest Income

For the three-month period ended March 31, 2011, net interest income totaled $23.5 million, an increase of 2.5%, or $573,000, versus the first three months of 2010.  This increase was primarily due to a $116.7 million, or 4.8%, increase in average earning assets to $2.562 billion.  The Company’s net interest margin was 3.78% for the three month period ended March 31, 2011, versus 3.86% for the comparable period in 2010.

Given the Company’s mix of interest earning assets and interest bearing liabilities at March 31, 2011, the Company would generally be considered to have a relatively neutral balance sheet structure.  The Company’s balance sheet structure would normally be expected to produce a stable or declining net interest margin in a declining rate environment.  As the Company’s balance sheet has become more neutral in structure, management believes rate movements and other factors such as deposit mix, market deposit rate pricing and non-bank deposit products could have an impact on net interest margin.  Over time, the Company’s mix of deposits has shifted to more reliance on certificates of deposits, specifically public fund deposits and brokered deposits, transaction accounts and corporate and public fund money market and repurchase agreements, which generally carry a higher interest rate cost than other types of interest bearing deposits.

During the first three months of 2011, total interest and dividend income increased by $494,000, or 1.6%, to $30.8 million, versus $30.3 million during the first three months of 2010.  This increase was primarily the result of an increase in average earning assets of $116.7 million, or 4.8%.  The tax equivalent yield on average earning assets decreased 14 basis points to 4.9% for the three-month period ended March 31, 2011 versus the same period of 2010.

During the first three months of 2011, loan interest income increased by $617,000, or 2.4%, to $26.0 million, versus $25.4 million during the first three months of 2010. The increase was driven by an $87.4 million, or 4.4%, increase in average daily loan balances.

The average daily securities balances for the first three months of 2011 increased $24.5 million, or 5.9%, to $438.5 million, versus $414.0 million for the same period of 2010. During the same periods, income from securities decreased by $127,000, or 2.6%, to $4.7 million versus $4.9 million during the first three months of 2010.  The decrease was primarily the result of a 38 basis point decrease in the tax equivalent yield on securities, to 4.7%, versus 5.1% in the first three months of 2010.

Despite the Company’s change in deposit mix to include higher costing deposit types, total interest expense decreased $79,000, or 1.1%, to $7.2 million for the three-month period ended March 31, 2011, from $7.3 million for the comparable period in 2010. The decrease was primarily the result of a nine basis point decrease in the Company’s daily cost of funds to 1.2%, versus 1.3% for the same period of 2010.  This decrease was generally caused by lower competitive interest rates in the Company’s market areas than were present in early 2010 and favorable pricing on brokered certificates of deposit.

On an average daily basis, total deposits (including demand deposits) increased $296.9 million, or 15.4%, to $2.225 billion for the three-month period ended March 31, 2010, versus $1.928 billion during the same period in 2010.  On an average daily basis, noninterest bearing demand deposits were $294.2 million for the three-month period ended March 31, 2011, versus $240.7 million for the same period in 2010.  On an average daily basis, interest bearing transaction accounts increased $180.5 million, or 29.5%, to $792.4 million for the three-month period ended March 31, 2011, versus the same period in 2010.  When comparing the three months ended March 31, 2011 with the same period of 2010, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, decreased $3.7 million.  The rate paid on time deposit accounts decreased 27 basis points to 1.7% for the three-month period ended March 31, 2011, versus the same period in 2010.  Despite the low interest rate environment, the Company has been able to attract and retain retail deposit customers through offering innovative deposit products such as Rewards Checking and Savings.  These products pay somewhat higher interest rates, but also encourage certain customer behaviors such as using debit cards and electronic statements, which have the effect of generating additional third-party fee income and reducing the Company’s processing costs.

The Company’s funding strategy is focused on leveraging its retail branch network to grow traditional retail deposits and on its presence with commercial customers and public fund entities in its Indiana markets.  In addition, the Company has utilized out of market deposit programs such as brokered certificates of deposit and the Certificate of Deposit Account Registry Service (CDARS) program.  Due to ongoing loan growth, the Company has expanded its funding strategy over time to include these out of market deposit programs.  The Company believes that these deposit programs represent an appropriate tool in the overall liquidity and funding strategy.  On an average daily basis, total brokered certificates of deposit increased $67.8 million to $175.8 million for the three-month period ended March 31, 2011, versus $108.1 million for the same period in 2010.  On an average daily basis, total public fund certificates of deposit decreased $61.1 million to $94.6 million for the three-month period ended March 31, 2011, versus $155.7 million for the same period in 2010.  In addition, the Company had average public fund interest bearing transaction accounts of $101.8 million in the three months ended March 31, 2011, versus $75.6 million for the comparable period of 2010.  Availability of public fund deposits can be cyclical, primarily due to the timing differences between when real estate property taxes are collected versus when those tax revenues are spent, as well as the intense competition for these funds.

Average daily balances of borrowings were $203.7 million during the three months ended March 31, 2011, versus $343.8 million during the same period of 2010, and the rate paid on borrowings increased 17 basis points to 1.1%.  The decrease in average borrowings during 2011 was driven by the discontinuance of the Federal Reserve Bank’s Term Auction Facility (TAF) during the first quarter of 2010.  Average daily borrowings under the facility were $118.8 million during the three months ended March 31, 2010, and the Company’s last borrowing matured on April 8, 2010.  On an average daily basis, total deposits (including demand deposits) and purchased funds increased 6.9% during the three-month period ended March 31, 2011 versus the same period in 2010.

The Board of Directors and management recognize the importance of liquidity during times of normal operations and in times of stress.  Therefore, during 2010, the Company formalized and expanded upon its extensive Contingency Funding Plan (CFP).  The formal CFP was developed to ensure that the multiple liquidity sources available to the Company are detailed. The CFP identifies the potential funding sources, which include the Federal Home Loan Bank of Indianapolis, The Federal Reserve Bank, brokered certificates of deposit, certificates of deposit available from the Certificate of Deposit Account Registry Service (CDARS), repurchase agreements, and Fed Funds. The CFP also address the role of the securities portfolio in liquidity.

Further, the plan identifies CFP Team members and expressly details their respective roles. Potential risk scenarios are identified and the plan includes multiple scenarios, including short-term and long-term funding crisis situations. Under the long-term funding crisis, two additional scenarios are identified: a moderate risk scenario and a highly stressed scenario. The CFP indicates the responsibilities and the actions to be taken by the CFP Team under each scenario. Monthly reports to management and the Board of Directors under the CFP include an early warning indicator matrix and pro forma cash flows for the various scenarios.  The Company will continue to carefully monitor its liquidity planning and will consider adjusting its plans as circumstances warrant.

The following tables set forth consolidated information regarding average balances and rates:

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Three Months Ended March 31,
		2011			2010
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 2,086,488	$ 25,865	5.03%	$ 2,007,769	$ 25,350	5.12%
Tax exempt (1)	10,768	179	6.76	2,039	28	5.47
Investments: (1)
Available for sale	438,470	5,092	4.71	413,988	5,196	5.09
Short-term investments	23,230	10	0.17	19,860	8	0.16
Interest bearing deposits	2,908	8	1.12	1,502	6	1.62

Total earning assets	2,561,864	31,155	4.93%	2,445,158	30,587	5.07%

Nonearning assets:
Cash and due from banks	51,923	0		41,168	0
Premises and equipment	30,422	0		29,442	0
Other nonearning assets	95,708	0		90,704	0
Less allowance for loan losses	(46,638)	0		(33,778)	0

Total assets	$ 2,693,279	$ 31,155		$ 2,572,694	$ 30,587

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2011 and 2010. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended March 31, 2011 and 2010, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Three Months Ended March 31,
		2011			2010
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 163,802	$ 224	0.55%	$ 97,211	$ 124	0.52%
Interest bearing checking accounts	792,443	2,435	1.25	611,916	1,677	1.11
Time deposits:
In denominations under $100,000	339,387	1,656	1.98	324,666	2,016	2.52
In denominations over $100,000	634,973	2,370	1.51	653,393	2,698	1.67
Miscellaneous short-term borrowings	157,709	171	0.44	272,860	249	0.37
Long-term borrowings
and subordinated debentures	45,968	360	3.18	70,969	531	3.03

Total interest bearing liabilities	2,134,282	7,216	1.37%	2,031,015	7,295	1.46%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	294,158	0		240,685	0
Other liabilities	14,815	0		16,310	0
Stockholders' equity	250,024	0		284,784	0
Total liabilities and stockholders'
equity	$ 2,693,279	$ 7,216		$ 2,572,794	$ 7,295

Net interest differential - yield on
average daily earning assets		$ 23,939	3.78%		$ 23,292	3.86%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, provisions for loan losses of $5.6 million were recorded during the three-month period ended March 31, 2011, versus provisions of $5.5 million recorded during the same period of 2010.  Factors impacting the provision included the amount and status of classified and watch list credits, the level of charge-offs, management’s overall view on current credit quality and the regional and national economic conditions impacting credit quality, the amount and status of impaired loans, the amount and status of past due accruing loans (90 days or more), and overall loan growth as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

Noninterest income categories for the three-month periods ended March 31, 2011 and 2010 are shown in the following table:

	Three Months Ended
	March 31,
			Percent
	2011	2010	Change

Wealth advisory fees	$ 818	$ 792	3.3%
Investment brokerage fees	731	545	34.1
Service charges on deposit accounts	1,963	1,858	5.7
Loan, insurance and service fees	1,076	920	17.0
Merchant card fee income	234	280	(16.4)
Other income	372	532	(30.1)
Mortgage banking income (loss)	(49)	91	(153.8)
Net securities gains (losses)	(198)	0	N/A
Impairment on available-for-sale securities (includes total losses of $121 and $193,
net of $0 and $22 recognized in other comprehensive income, pre-tax)	(121)	(171)	(29.2)
Total noninterest income	$ 4,826	$ 4,847	(0.4)%

Noninterest income remained stable decreasing $21,000 for the three-month period ended March 31, 2011, versus the same period in 2010.  Non-interest income was positively impacted by investment brokerage income, which increased by $186,000.  In addition, loan, insurance and service fees increased by $156,000, driven by greater debit card usage and increases in other ancillary revenue sources.  Non-interest income was negatively impacted by $198,000 in losses on security sales related to a strategic realignment of the securities portfolio, which included the sale of eight non-agency residential mortgage backed securities, among other securities.  Further impacting noninterest income was a net loss of $49,000 in mortgage banking income (loss).  This loss resulted from a non-cash decrease in the fair value of the mortgage banking derivative of $219,000 during the first quarter of 2011.  The decline in the derivative value was due to significantly lower mortgage loan volumes during the quarter in comparison to prior fiscal periods.  In addition, other income declined due to the write-down of other real estate owned totaling $194,000.

Noninterest Expense

Noninterest expense categories for the three-month periods ended March 31, 2011 and 2010 are shown in the following table:

	Three Months Ended
	March 31,
			Percent
	2011	2010	Change

Salaries and employee benefits	$ 8,173	$ 7,511	8.8%
Occupancy expense	875	789	10.9
Equipment costs	554	529	4.7
Data processing fees and supplies	1,112	966	15.1
Credit card interchange	2	64	(96.9)
Other expense	3,452	3,189	8.2
Total noninterest expense	$ 14,168	$ 13,048	8.6%

The Company's non-interest expense increased $1.1 million, or 9%, to $14.2 million in the first quarter of 2011, versus $13.0 million in the comparable quarter of 2010.  Salaries and employee benefits increased by $662,000 in the three-month period ended March 31, 2011 versus the same period of 2010.  These increases were driven by staff additions, normal merit increases and higher insurance expenses.  In addition, the Company’s performance based compensation expense increased due to performance versus corporate objectives and increased recognition levels.  Data processing fees increased by $146,000 due to expenses associated with the Company’s conversion to a new core processor.  The core conversion will be completed during the second quarter of 2011.  In addition, during 2011 other expense increased by $263,000, driven by $116,000 of credit related costs and higher advertising expenses of $111,000.

Income Tax Expense

Income tax expense decreased $586,000, or 18.2%, for the first three months of 2011, compared to the same period in 2010.  The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, decreased to 30.6% during the first three months of 2011 compared to 34.8% during the same period of 2010.  The change was driven by fluctuations in the percentage of revenue being derived from tax-advantaged sources in the three-month period of 2011, compared to the same periods in 2010.

CRITICAL ACCOUNTING POLICIES

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances which could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of mortgage servicing rights and the valuation and other-than-temporary impairment of investment securities. The Company’s critical accounting policies are discussed in detail in the Annual Report for the year ended December 31, 2010 (incorporated by reference as part of the Company’s 10-K filing).

FINANCIAL CONDITION

Total assets of the Company were $2.749 billion as of March 31, 2011, an increase of $67.3 million, or 2.5%, when compared to $2.682 billion as of December 31, 2010.

Total cash and cash equivalents increased by $137.0 million, or 227.8%, to $197.1 million at March 31, 2011 from $60.1 million at December 31, 2010.  The increase resulted from an increase in total deposits, primarily transaction accounts and public fund certificate of deposits as well as proceeds from the sale of certain securities in the Company’s securities available-for-sale portfolio.  The increase in cash and cash equivalents was primarily placed in short-term money market investments.  During 2010 and 2011, the Company extended maturities on certain deposit accounts as part of its overall liquidity plan.  As a result of this strong deposit growth and lower than historical loan growth, the Company had excess funding that resulted in this excess funds position.  The Company intends to reduce this position in the second quarter through targeted securities purchases as well as reductions in certain deposits, pursuant to the Company’s overall liquidity planning.

Total securities available-for-sale decreased by $74.5 million, or 16.8%, to $368.1 million at March 31, 2011 from $442.6 million at December 31, 2010. The decrease was a result of a number of transactions in the securities portfolio.  Securities purchases totaled $17.3 million.  Offsetting this increase were securities sales totaling $69.2 million, paydowns totaling $20.4 million, maturities and calls of securities totaling $2.0 million and securities amortization net of accretion was $449,000.  In addition, the net unrealized gain/loss of the securities portfolio increased by $198,000.  The increase in fair market value was primarily driven by higher market values for non-agency residential mortgage-backed securities.  The investment portfolio is generally managed to limit the Company’s exposure to risk by containing mostly mortgage-backed securities, other securities which are either directly or indirectly backed by the federal government or a local municipal government and collateralized mortgage obligations rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.  As of March 31, 2011, the Company had $40.4 million of collateralized mortgage obligations which were not backed by the federal government, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.

Two of the 15 non-agency collateralized mortgage obligations are still rated AAA/Aaa as of March 31, 2011, but 13 had been downgraded since the time of purchase by S&P, Fitch and/or Moody’s, including nine which were ranked below investment grade by one or more rating agencies.  On a quarterly basis, the Company performs an analysis of the cash flows of these securities based on assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses.  Based upon the initial analysis, securities may be identified for further analysis computing the net present value and comparing it to the book value to determine if there is any other-than-temporary impairment to be recorded.  Based on the analyses as of March 31, 2011, the Company realized an additional $121,000 in the first quarter in other-than-temporary impairment, equal to projected credit losses, based on current cash flow analysis, on one of the 15 non-agency residential mortgage backed securities.

Real estate mortgage loans held-for-sale decreased by $4.9 million, or 87.6%, to $697,000 at March 31, 2011 from $5.6 million at December 31, 2010. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the three months ended March 31, 2011, $9.7 million in real estate mortgages were originated for sale and $14.5 million in mortgages were sold.

Total loans, excluding real estate mortgage loans held for sale, increased by $14.4 million to $2.104 billion at March 31, 2011 from $2.090 billion at December 31, 2010. The portfolio breakdowns at both March 31, 2011 and December 31, 2010 reflected 84% commercial and industrial, including commercial real estate and agri-business, 14% residential real estate and home equity and 2% consumer loans.

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

Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors:  application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  The Company’s policy is to establish a specific allowance for loan losses for any assets classified as substandard or doubtful.  If an asset or portion thereof is classified as loss, the Company’s policy is to either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At March 31, 2011, on the basis of management’s review of the loan portfolio, the Company had loans totaling $158.4 million on the classified loan list versus $169.3 million on December 31, 2010. As of March 31, 2011, the Company had $50.3 million of assets classified special mention, $107.3 million classified as substandard, $0 classified as doubtful and $0 classified as loss as compared to $48.4 million, $120.1 million, $0 and $0 at December 31, 2010.  In addition, at March 31, 2011 the Company had fourteen loans totaling $17.4 million accounted for as troubled debt restructurings – seven mortgage loans totaling $1.3 million with total allocations of $73,000, a $6.0 million commercial credit with an allocation of $3.9 million, a $7.1 million commercial credit with an allocation of $1.3 million, a $1.3 million commercial credit with an allocation of $550,000, an $830,000 commercial credit with an allocation of $55,000, a $478,000 commercial credit with an allocation of $100,000 and a $368,000 commercial credit with an allocation of $92,000.  The Company has no commitments to lend additional funds to any of the borrowers of those fourteen loans.  At December 31, 2010, the Company had ten relationships totaling $14.6 million accounted for as troubled debt restructurings – eight mortgage loans totaling $1.4 million with total allocations of $70,000, a $6.1 million commercial credit with an allocation of $3.2 million and a $7.2 million commercial credit with an allocation of $2.5 million.

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

Net charge-offs totaled $2.1 million in the first quarter of 2011, versus $1.3 million during the first quarter of 2010 and $3.5 million during the fourth quarter of 2010.  Loan exposure to five borrowers represented $1.7 million, or 80%, of these charge-offs.

The allowance for loan losses increased 7.7%, or $3.5 million, from $45.0 million at December 31, 2010 to $48.5 million at March 31, 2011.  Pooled loan allocations increased $924,000 from $12.9 million at December 31, 2010 to $13.9 million at March 31, 2011, which was primarily a result of the current level of charge-offs as well as management’s overall view on current credit quality.  Impaired loan allocations increased $963,000 from $12.1 million at December 31, 2010 to $13.1 million at March 31, 2011 and other specifically reviewed loan allocations increased $1.7 million from $16.3 million at December 31, 2010 to $18.0 million at March 31, 2011.  This increase in impaired allocations was primarily due to increases in the allocations of existing impaired loans as well as the addition of one commercial credit to the impaired loans category.  The increase in other specifically reviewed loan allocations was primarily due to increases in the allocations of existing specifically reviewed loans.  The unallocated component of the allowance for loan losses decreased $101,000 from $3.7 million at December 31, 2010 to $3.6 million at March 31, 2011, based on management’s assessment of economic and other qualitative factors impacting the loan portfolio, including the ongoing economic challenges in the Company’s market area.  While management has begun to see some positive trends, including stabilization in watchlist credits, management anticipates a slow recovery and therefore recognized a slight decrease in the unallocated component of the allowance for loan losses.  Management believed the allowance for loan losses at March 31, 2011 was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not continue to improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Total impaired loans increased by $680,000 to $48.7 million at March 31, 2011 from $48.0 million at December 31, 2010.  A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in the aggregate for smaller-balance loans of similar nature such as residential mortgage, and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  The increase in the impaired loans category was primarily due to the addition of one commercial credit of $1.1 million.  The borrower is engaged in commercial real estate development.  The increase in impaired loans was partially offset by charge-offs.  Of the $48.7 million in impaired loans, $35.3 million were on nonaccrual status at March 31, 2011.  The following table summarizes nonperforming assets at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans including nonaccrual troubled debt restructured loans	$ 35,896	$ 36,591
Loans past due over 90 days and still accruing	764	330
Total nonperforming loans	$ 36,660	$ 36,921
Other real estate	3,215	3,695
Repossessions	3	42
Total nonperforming assets	$ 39,878	$ 40,659

Impaired loans including troubled debt restructurings	$ 48,687	$ 48,015

Nonperforming loans to total loans	1.74%	1.77%
Nonperforming assets to total assets	1.45%	1.52%

Nonperforming troubled debt restructured loans (included in nonaccrual loans)	$ 7,656	$ 6,091
Performing troubled debt restructured loans	9,730	8,547
Total troubled debt restructured loans	$ 17,386	$ 14,638

Total nonperforming assets decreased by $781,000, or 1.9%, to $39.9 million during the three-month period ended March 31, 2011.  The decrease was primarily due to the aforementioned charge-offs and the sale of other real estate.  Six commercial relationships represented 75.2% of total nonperforming loans.  Three of the six relationships are each less than $2.0 million.  A $15.4 million commercial relationship consisting of four loans represents the largest exposure in the nonperforming category.  The borrower is engaged in real estate development.   Borrower collateral, including real estate and the personal guarantees of its principals, support the credit.  The Company took a $1.7 million charge-off related to this credit in the fourth quarter of 2009, and no charge-offs were taken in 2010 or have been taken in 2011.

A $6.0 million credit to a manufacturer tied to the housing industry represented the second largest exposure in the nonperforming category.  The credit is accounted for as a troubled debt restructuring.  Borrower collateral including real estate, receivables, inventory and equipment support the credit, however, there are no guarantors.  The Company took a $906,000 charge-off related to this credit in 2008, and no charge-offs were taken in 2009 or 2010, or have been taken in 2011.

A commercial relationship consisting of two loans totaling $2.7 million represented the third largest exposure in the nonperforming category.  The borrower is engaged in sales tied to the recreational vehicle industry as well as residential real estate development.  Borrower collateral, including real estate and the personal guarantees of its principals, support the credit.  The Company took $1.3 million in charge-offs related to this relationship during 2008, and no charge-offs were taken in 2009 or 2010, or have been taken in 2011.

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

Total deposits increased by $91.4 million, or 4.2%, to $2.292 billion at March 31, 2011 from $2.201 billion at December 31, 2010. The increase resulted from increases of $57.6 million in public fund certificates of deposit of $100,000 or more, $14.4 million in interest bearing transaction accounts, $14.2 million in certificates of deposit of $100,000 and over, $9.2 million in other certificates of deposit, $8.2 million in savings accounts, $4.9 million in money market accounts and $350,000 in CDARS certificates of deposit.  Offsetting these increases were decreases of $15.0 million in brokered deposits and $2.6 million in demand deposits.

Total short-term borrowings decreased by $29.1 million, or 16.7%, to $144.9 million at March 31, 2011 from $174.1 million at December 31, 2010.  The decrease resulted primarily from decreases of $30.0 million in other borrowings, primarily from short-term advances from the Federal Home Loan Bank of Indianapolis.

Total equity increased by $4.1 million, or 1.6%, to $251.1 million at March 31, 2011 from $247.1 million at December 31, 2010.  The increase in total equity resulted from net income of $6.0 million, plus the increase in the accumulated other comprehensive income of $69,000, less dividends of $2.5 million, plus $266,000 for stock issued through options exercised (including tax benefit) plus $103,000 for net treasury stock purchased.

The FDIC’s risk-based capital regulations require that all insured banking organizations maintain an 8.0% total risk-based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk-based capital ratio and a 10.0% total risk-based capital ratio. All of the Bank’s ratios continue to be above these “well capitalized” levels. The Federal Reserve also has established minimum regulatory capital requirements for bank holding companies.  As of March 31, 2011, the Company had regulatory capital in excess of these minimum requirements with a Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 10.2%, 12.2% and 13.5%, respectively.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2010. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. As of March 31, 2011, the Company’s potential pretax exposure was within the Company’s policy limit, and not significantly different from December 31, 2010.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2011, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

March 31, 2011

Part II - Other Information

Item 1. Legal proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routinelitigation incidental to their respective businesses.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of the Company’s 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 31, 2011 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

January 1-31	3,901	$ 22.62	0	$ 0
February 1-28	684	21.40	0	0
March 1-31	0	0	0	0

Total	4,585	$ 22.44	0	$ 0

(a)	The shares purchased during the periods were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares were purchased in the ordinary course of business and consistent with past practice.

Item 3. Defaults Upon Senior Securities

            None

Item 4. Removed and Reserved

Item 5. Other Information

            None

Item 6. Exhibits

10.1	Form of Change in Control Agreement between Lakeland Financial Corporation and Eric H. Ottinger (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 1, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

March 31, 2011

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: May 2, 2011	/s/ Michael L. Kubacki
Michael L. Kubacki – Chief Executive Officer

Date: May 2, 2011	/s/ David M. Findlay
David M. Findlay –President
and Chief Financial Officer

Date: May 2, 2011	/s/ Teresa A. Bartman
Teresa A. Bartman – Senior Vice President-
Finance and Controller