Form 10-Q
period 2011-06-30
LAKELAND FINANCIAL CORP
filed 2011-08-09
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer     Accelerated filer  X   Non-accelerated filer  (do not check if a smaller reporting company)   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X

Number of shares of common stock outstanding at July 31, 2011:  16,206,919

LAKELAND FINANCIAL CORPORATION
Form 10-Q Quarterly Report
Table of Contents

PART I.

PART II.

PART 1
LAKELAND FINANCIAL CORPORATION
ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2011 and December 31, 2010
(in thousands except for share data)

(Page 1 of 2)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$ 53,933	$ 42,513
Short-term investments	6,392	17,628
Total cash and cash equivalents	60,325	60,141

Securities available for sale (carried at fair value)	446,955	442,620
Real estate mortgage loans held for sale	3,103	5,606

Loans, net of allowance for loan losses of $51,260 and $45,007	2,097,172	2,044,952

Land, premises and equipment, net	30,707	30,405
Bank owned life insurance	39,560	38,826
Accrued income receivable	8,812	9,074
Goodwill	4,970	4,970
Other intangible assets	126	153
Other assets	43,288	45,179
Total assets	$ 2,735,018	$ 2,681,926

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2011 and December 31, 2010
(in thousands except for share data)

(Page 2 of 2)

	June 30,	December 31,
	2011	2010
	(Unaudited)
LIABILITIES AND EQUITY

LIABILITIES
Noninterest bearing deposits	$ 309,508	$ 305,107
Interest bearing deposits	1,966,991	1,895,918
Total deposits	2,276,499	2,201,025

Short-term borrowings
Federal funds purchased	9,000	0
Securities sold under agreements to repurchase	127,026	142,015
U.S. Treasury demand notes	2,408	2,037
Other short-term borrowings	0	30,000
Total short-term borrowings	138,434	174,052

Accrued expenses payable	12,578	11,476
Other liabilities	2,139	2,318
Long-term borrowings	15,040	15,041
Subordinated debentures	30,928	30,928
Total liabilities	2,475,618	2,434,840

EQUITY
Common stock: 90,000,000 shares authorized, no par value
16,203,119 shares issued and 16,137,462 outstanding as of June 30, 2011
16,169,119 shares issued and 16,078,420 outstanding as of December 31, 2010	86,422	85,766
Retained earnings	170,218	161,299
Accumulated other comprehensive income	3,762	1,350
Treasury stock, at cost (2011 - 65,657 shares, 2010 - 90,699 shares)	(1,091)	(1,418)
Total stockholders' equity	259,311	246,997

Noncontrolling interest	89	89
Total equity	259,400	247,086
Total liabilities and equity	$ 2,735,018	$ 2,681,926

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Six Months Ended June 30, 2011 and 2010
(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
NET INTEREST INCOME
Interest and fees on loans
Taxable	$ 26,300	$ 25,945	$ 52,165	$ 51,295
Tax exempt	122	19	243	38
Interest and dividends on securities
Taxable	3,361	4,113	7,418	8,341
Tax exempt	687	708	1,376	1,353
Interest on short-term investments	78	27	96	41
Total interest income	30,548	30,812	61,298	61,068

Interest on deposits	7,093	6,933	13,778	13,448
Interest on borrowings
Short-term	147	188	318	437
Long-term	363	539	723	1,070
Total interest expense	7,603	7,660	14,819	14,955

NET INTEREST INCOME	22,945	23,152	46,479	46,113

Provision for loan losses	2,900	5,750	8,500	11,276

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	20,045	17,402	37,979	34,837

NONINTEREST INCOME
Wealth advisory fees	929	833	1,747	1,625
Investment brokerage fees	621	471	1,352	1,016
Service charges on deposit accounts	1,939	2,202	3,902	4,060
Loan, insurance and service fees	1,260	1,074	2,336	1,994
Merchant card fee income	288	303	522	583
Other income	646	483	1,018	1,015
Mortgage banking income	203	74	154	165
Net securities gains (losses)	32	0	(166)	0
Other than temporary impairment loss on available-for-sale securities:
Total impairment losses recognized on securities	0	(81)	(121)	(252)
Loss recognized in other comprehensive income	0	0	0	0
Net impairment loss recognized in earnings	0	(81)	(121)	(252)
Total noninterest income	5,918	5,359	10,744	10,206

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Six Months Ended June 30, 2011 and 2010
(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
NONINTEREST EXPENSE
Salaries and employee benefits	8,018	7,559	16,191	15,070
Occupancy expense	752	699	1,627	1,488
Equipment costs	510	522	1,064	1,051
Data processing fees and supplies	979	960	2,091	1,926
Credit card interchange	0	49	2	113
Other expense	3,714	3,636	7,166	6,825
Total noninterest expense	13,973	13,425	28,141	26,473

INCOME BEFORE INCOME TAX EXPENSE	11,990	9,336	20,582	18,570

Income tax expense	4,001	3,117	6,628	6,330

NET INCOME	$ 7,989	$ 6,219	$ 13,954	$ 12,240

Dividends and accretion of discount on preferred stock	0	2,382	0	3,187

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 7,989	$ 3,837	$ 13,954	$ 9,053

BASIC WEIGHTED AVERAGE COMMON SHARES	16,201,311	16,114,408	16,198,348	16,103,080

BASIC EARNINGS PER COMMON SHARE	$ 0.49	$ 0.24	$ 0.86	$ 0.56

DILUTED WEIGHTED AVERAGE COMMON SHARES	16,300,229	16,212,460	16,296,684	16,195,254

DILUTED EARNINGS PER COMMON SHARE	$ 0.49	$ 0.24	$ 0.86	$ 0.56

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2011 and 2010
(in thousands except for share and per share data)
(Unaudited)

				Accumulated
				Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2010	$ 54,095	$ 83,487	$ 149,945	$ (5,993)	$ (1,540)	$ 279,994
Comprehensive income:
Net income			12,240			12,240
Other comprehensive income (loss), net of tax				6,513		6,513
Comprehensive income						18,753
Common stock cash dividends declared, $.31 per share			(4,989)			(4,989)
Treasury shares purchased under deferred directors' plan
(6,190 shares)		112			(112)	0
Treasury shares sold under deferred directors' plan
(4,477 shares)		(90)			90	0
Stock activity under stock compensation plans (48,158 shares)		530				530
Stock compensation expense		970				970
Redemption of 56,044 shares preferred stock	(56,044)					(56,044)
Accretion of preferred stock discount	1,949		(1,949)			0
Preferred stock dividend paid and/or accrued			(1,251)			(1,251)
Balance at June 30, 2010	$ 0	$ 85,009	$ 153,996	$ 520	$ (1,562)	$ 237,963

Balance at January 1, 2011	$ 0	$ 85,766	$ 161,299	$ 1,350	$ (1,418)	$ 246,997
Comprehensive income:
Net income			13,954			13,954
Other comprehensive income (loss), net of tax				2,412		2,412
Comprehensive income						16,366
Common stock cash dividends declared, $.31 per share			(5,035)			(5,035)
Treasury shares purchased under deferred directors' plan
(5,058 shares)		113			(113)	0
Treasury shares sold under deferred directors' plan
(30,100 shares)		(440)			440	0
Stock activity under stock compensation plans (34,000 shares)		336				336
Stock compensation expense		647				647
Balance at June 30, 2011	$ 0	$ 86,422	$ 170,218	$ 3,762	$ (1,091)	$ 259,311

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(in thousands)
(Unaudited)
(Page 1 of 2)

	2011	2010
Cash flows from operating activities:
Net income	$ 13,954	$ 12,240
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,100	1,110
Provision for loan losses	8,500	11,276
Loss on sale and write down of other real estate owned	263	17
Amortization of intangible assets	27	27
Amortization of loan servicing rights	266	291
Net change in loan servicing rights valuation allowance	(7)	130
Loans originated for sale	(30,642)	(25,735)
Net gain on sales of loans	(659)	(600)
Proceeds from sale of loans	33,482	26,154
Net gain on sales of premises and equipment	(1)	0
Net loss on sales of securities available for sale	166	0
Impairment on available for sale securities	121	252
Net securities amortization	1,202	707
Stock compensation expense	647	970
Earnings on life insurance	(586)	(522)
Tax benefit of stock option exercises	(91)	(160)
Net change:
Accrued income receivable	262	(578)
Accrued expenses payable	1,006	(377)
Other assets	(469)	(2,909)
Other liabilities	(66)	260
Total adjustments	14,521	10,313
Net cash from operating activities	28,475	22,553

Cash flows from investing activities:
Proceeds from sale of securities available for sale	73,318	0
Proceeds from maturities, calls and principal paydowns of
securities available for sale	38,446	48,311
Purchases of securities available for sale	(113,507)	(60,374)
Purchase of life insurance	(148)	(14)
Net increase in total loans	(60,990)	(51,900)
Proceeds from sales of land, premises and equipment	44	0
Purchases of land, premises and equipment	(1,445)	(783)
Proceeds from sales of other real estate	948	670
Net cash from investing activities	(63,334)	(64,090)

(Continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(in thousands)
(Unaudited)
(Page 2 of 2)

	2011	2010
Cash flows from financing activities:
Net increase in total deposits	75,474	280,006
Net decrease in short-term borrowings	(35,618)	(175,366)
Payments on long-term borrowings	(1)	(1)
Common dividends paid	(5,022)	(4,989)
Preferred dividends paid	(13)	(1,601)
Redemption of preferred stock	0	(56,044)
Proceeds from stock option exercise	336	530
Purchase of treasury stock	(113)	(112)
Net cash from financing activities	35,043	42,423
Net change in cash and cash equivalents	184	886
Cash and cash equivalents at beginning of the period	60,141	55,983
Cash and cash equivalents at end of the period	$ 60,325	$ 56,869
Cash paid during the period for:
Interest	$ 13,300	$ 14,415
Income taxes	8,822	10,740
Supplemental non-cash disclosures:
Loans transferred to other real estate	270	198

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The 2010 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$ 7,989	$ 6,219	$ 13,954	$ 12,240
Dividends and accretion of discount on preferred stock	0	2,382	0	3,187
Net income available to common shareholders	$ 7,989	$ 3,837	$ 13,954	$ 9,053

Weighted average shares outstanding for basic earnings per common share	16,201,311	16,114,408	16,198,348	16,103,080
Dilutive effect of stock options, awards and warrants	98,918	98,052	98,336	92,174
Weighted average shares outstanding for diluted earnings per common share	16,300,229	16,212,460	16,296,684	16,195,254

Basic earnings per common share	$ 0.49	$ 0.24	$ 0.86	$ 0.56
Diluted earnings per common share	$ 0.49	$ 0.24	$ 0.86	$ 0.56

Stock options for 70,000 and 89,918 shares for the three-month periods ended June 30, 2011 and June 30, 2010, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.  Stock options for 70,000 and 109,000 shares for the six-month periods ended June 30, 2011 and June 30, 2010, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.  In addition, warrants for 198,269 shares for the three-month and six-month periods ended June 30, 2010, were not considered in computing diluted earnings per share because they were antidilutive.

NOTE 3. LOANS

	June 30,		December 31,
	2011		2010
Commercial and industrial loans:
Working capital lines of credit loans	$ 360,813	16.8%	$ 281,546	13.5%
Non-working capital loans	371,001	17.3	384,138	18.4
Total commercial and industrial loans	731,814	34.1	665,684	31.8

Commercial real estate and multi-family residential loans:
Construction and land development loans	133,194	6.2	106,980	5.1
Owner occupied loans	333,236	15.5	329,760	15.8
Nonowner occupied loans	336,496	15.7	355,393	17.0
Multifamily loans	22,557	1.0	24,158	1.2
Total commercial real estate and multi-family residential loans	825,483	38.4	816,291	39.0

Agri-business and agricultural loans:
Loans secured by farmland	95,526	4.4	111,961	5.4
Loans for agricultural production	103,052	4.8	117,518	5.6
Total agri-business and agricultural loans	198,578	9.2	229,479	11.0

Other commercial loans	53,702	2.5	38,778	1.9
Total commercial loans	1,809,577	84.2	1,750,232	83.7

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	107,471	5.0	103,118	4.9
Open end and junior lien loans	178,274	8.3	182,325	8.7
Residential construction and land development loans	3,273	0.2	4,140	0.2
Total consumer 1-4 family mortgage loans	289,018	13.5	289,583	13.8

Other consumer loans	50,176	2.3	51,123	2.4
Total consumer loans	339,194	15.8	340,706	16.3
Subtotal	2,148,771	100.0%	2,090,938	100.0%
Less: Allowance for loan losses	(51,260)		(45,007)
Net deferred loan fees	(339)		(979)
Loans, net	$2,097,172		$2,044,952

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011:

		Commercial
		Real Estate			Consumer
	Commercial	and Multifamily	Agri-business	Other	1-4 Family	Other
	and Industrial	Residential	and Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended June 30, 2011
Balance April 1,	$ 22,549	$ 17,884	$ 1,194	$ 270	$ 2,480	$ 548	$ 3,570	$ 48,495
Provision for loan losses	506	1,855	(246)	290	499	108	(112)	2,900
Loans charged-off	(189)	(25)	0	0	(337)	(98)	0	(649)
Recoveries	133	318	0	0	16	47	0	514
Net loans charged-off	(56)	293	0	0	(321)	(51)	0	(135)
Balance June 30,	$ 22,999	$ 20,032	$ 948	$ 560	$ 2,658	$ 605	$ 3,458	$ 51,260
Six Months Ended June 30, 2011
Balance January 1,	$ 21,479	$ 15,893	$ 1,318	$ 270	$ 1,694	$ 682	$ 3,671	$ 45,007
Provision for loan losses	1,877	5,228	(370)	290	1,662	26	(213)	8,500
Loans charged-off	(587)	(1,416)	0	0	(717)	(229)	0	(2,949)
Recoveries	230	327	0	0	19	126	0	702
Net loans charged-off	(357)	(1,089)	0	0	(698)	(103)	0	(2,247)
Balance June 30,	$ 22,999	$ 20,032	$ 948	$ 560	$ 2,658	$ 605	$ 3,458	$ 51,260

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 9,534	$ 5,663	$ 101	$ 190	$ 100	$ 0	$ 0	$ 15,588
Collectively evaluated for impairment	13,465	14,369	847	370	2,558	605	3,458	35,672

Total ending allowance balance	$ 22,999	$ 20,032	$ 948	$ 560	$ 2,658	$ 605	$ 3,458	$ 51,260

Loans:
Loans individually evaluated for impairment	$ 22,244	$ 26,024	$ 1,007	$ 192	$ 1,962	$ 0	$ 0	$ 51,429
Loans collectively evaluated for impairment	709,523	799,239	197,535	53,510	287,020	50,176	0	2,097,003

Total ending loans balance	$ 731,767	$ 825,263	$ 198,542	$ 53,702	$ 288,982	$ 50,176	$ 0	$ 2,148,432

The recorded investment in loans does not include accrued interest.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

Commercial
		Real Estate			Consumer
	Commercial	and Multifamily	Agri-business	Other	1-4 Family	Other
	and Industrial	Residential	and Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 6,911	$ 4,663	$ 301	$ 190	$ 76	$ 0	$ 0	$ 12,141
Collectively evaluated for impairment	14,568	11,230	1,017	80	1,618	682	3,671	32,866

Total ending allowance balance	$ 21,479	$ 15,893	$ 1,318	$ 270	$ 1,694	$ 682	$ 3,671	$ 45,007

Loans:
Loans individually evaluated for impairment	$ 20,988	$ 23,358	$ 1,259	$ 197	$ 2,204	$ 0	$ 0	$ 48,006
Loans collectively evaluated for impairment	644,551	791,715	228,305	38,542	287,729	51,111	0	2,041,953

Total ending loans balance	$ 665,539	$ 815,073	$ 229,564	$ 38,739	$ 289,933	$ 51,111	$ 0	$ 2,089,959

The recorded investment in loans does not include accrued interest.

The following is an analysis of the allowance for loan losses for the three months and six months ended June 30, 2010:

	Three Months	Six Months
	ended	ended
	June 30,	June 30,
	2010	2010

Balance at beginning of period	$ 36,332	$ 32,073
Provision for loan losses	5,750	11,276
Loans charged-off	(4,845)	(6,377)
Recoveries	127	392
Net loans charged-off	(4,718)	(5,985)
Balance at end of period	$ 37,364	$ 37,364

	Six Monthes ended
	June 30,
	2011	2010

Allowance for loan losses to total loans	2.39%	1.82%

The following table presents loans individually evaluated for impairment as of and for the three-month and six-month periods ended June 30, 2011:

				Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
						Cash Basis			Cash Basis
	Unpaid		Allowance for	Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Income	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial real estate and multi-family residential loans:
Nonowner occupied loans	$ 841	$ 841	$ 0	$ 844	$ 0	$ 0	$ 850	$ 0	$ 0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,208	5,208	3,159	5,311	3	3	5,463	6	6
Non-working capital loans	17,037	17,036	6,375	16,565	163	180	15,864	290	291

Commercial real estate and multi-family residential loans:
Construction and land development loans	1,237	1,239	245	1,332	0	0	1,364	0	0
Owner occupied loans	3,061	2,927	929	2,987	6	6	3,096	12	12
Nonowner occupied loans	20,877	21,017	4,489	20,858	18	18	20,404	35	35
Multifamily loans	0	0	0	0	0	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	761	760	83	691	0	0	546	0	0
Loans for agricultural production	247	247	18	363	0	0	591	0	0

Other commercial loans	192	192	190	193	0	0	194	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,962	1,962	100	1,812	19	8	1,828	31	22
Open end and junior lien loans	0	0	0	0	0	0	28	0	0
Residential construction loans	0	0	0	0	0	0	0	0	0

Other consumer loans	0	0	0	0	0	0	0	0	0

Total	$ 51,423	$ 51,429	$ 15,588	$ 50,956	$ 209	$ 215	$ 50,228	$ 374	$ 366

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded:
Commercial real estate and multi-family residential loans:
Nonowner occupied loans	$ 870	$ 869	$ 0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,651	5,652	2,944
Non-working capital loans	15,335	15,336	3,967

Commercial real estate and multi-family residential loans:
Construction and land development loans	1,402	1,401	195
Owner occupied loans	2,908	2,909	948
Nonowner occupied loans	18,186	18,179	3,520
Multifamily loans	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	405	406	83
Loans for agricultural production	853	853	218

Other commercial loans	197	197	190

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,067	2,063	75
Open end and junior lien loans	141	141	1
Residential construction loans	0	0	0

Other consumer loans	0	0	0

Total	$ 48,015	$ 48,006	$ 12,141

The recorded investment in loans does not include accrued interest.

The following table presents information on impaired loans for the three and six months ended June, 30 2010.

	Three Months	Six Months
	ended	ended
	June 30,	June 30,
	2010	2010

Average of impaired loans during the period	$ 40,944	$ 37,443
Interest income recognized during impairment	200	225
Cash-basis interest income recognized	212	233

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Nonaccrual	Accruing	Nonaccrual	Accruing
Commercial and industrial loans:
Non-impaired watch list loans	$ 362	$ 0	$ 372	$ 0
Working capital lines of credit loans	4,959	0	5,405	0
Non-working capital loans	6,697	0	4,786	0

Commercial real estate and multi-family residential loans:
Non-impaired watch list loans	0	0	26	0
Construction and land development loans	1,239	0	1,400	0
Owner occupied loans	2,591	0	2,935	0
Nonowner occupied loans	18,779	0	19,049	0
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Non-impaired watch list loans	84	0	0	0
Loans secured by farmland	761	0	406	0
Loans for agricultural production	247	0	878	0

Other commercial loans	0	0	197	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,147	134	842	318
Open end and junior lien loans	174	0	267	0
Residential construction loans	0	0	0	0

Other consumer loans	200	0	20	12

Total	$ 37,240	$ 134	$ 36,583	$ 330

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 by class of loans:

	30-89	Greater than
	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total

Commercial and industrial loans:
Non-impaired watch list loans	$ 0	$ 362	$ 362	$ 38,555	$ 38,917
Working capital lines of credit loans	0	4,959	4,959	343,688	348,647
Non-working capital loans	220	6,697	6,917	337,286	344,203

Commercial real estate and multi-family residential loans:
Non-impaired watch list loans	0	0	0	65,348	65,348
Construction and land development loans	64	1,239	1,303	115,560	116,863
Owner occupied loans	95	2,591	2,686	307,575	310,261
Nonowner occupied loans	0	18,779	18,779	292,430	311,209
Multifamily loans	0	0	0	21,582	21,582

Agri-business and agricultural loans:
Non-impaired watch list loans	0	84	84	2,830	2,914
Loans secured by farmland	0	761	761	93,873	94,634
Loans for agricultural production	0	247	247	100,747	100,994

Other commercial loans	0	0	0	53,702	53,702

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,689	1,281	2,970	104,491	107,461
Open end and junior lien loans	100	174	274	177,974	178,248
Residential construction loans	121	0	121	3,152	3,273

Other consumer loans	90	200	290	49,886	50,176

Total	$ 2,379	$ 37,374	$ 39,753	$ 2,108,679	$ 2,148,432

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	30-89	Greater than
	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total

Commercial and industrial loans:
Non-impaired watch list loans	$ 0	$ 372	$ 372	$ 54,977	$ 55,349
Working capital lines of credit loans	0	5,405	5,405	261,556	266,961
Non-working capital loans	462	4,786	5,248	337,981	343,229

Commercial real estate and multi-family residential loans:
Non-impaired watch list loans	0	26	26	60,473	60,499
Construction and land development loans	0	1,400	1,400	88,089	89,489
Owner occupied loans	27	2,935	2,962	304,702	307,664
Nonowner occupied loans	0	19,049	19,049	314,245	333,294
Multifamily loans	0	0	0	24,127	24,127

Agri-business and agricultural loans:
Non-impaired watch list loans	0	0	0	4,131	4,131
Loans secured by farmland	0	406	406	109,465	109,871
Loans for agricultural production	0	878	878	114,684	115,562

Other commercial loans	0	197	197	38,542	38,739

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,333	1,160	3,493	99,405	102,898
Open end and junior lien loans	237	267	504	182,395	182,899
Residential construction loans	0	0	0	4,136	4,136

Other consumer loans	145	32	177	50,934	51,111

Total	$ 3,204	$ 36,913	$ 40,117	$ 2,049,842	$ 2,089,959

The recorded investment in loans does not include accrued interest.

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $6.4 million and $4.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011 and December 31, 2010. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	June 30,	December 31,
	2011	2010

Accruing troubled debt restructured loans	$ 11,526	$ 8,547
Nonaccrual troubled debt restructured loans	8,550	6,091
Total troubled debt restructured loans	$ 20,076	$ 14,638

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

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans.  Loans listed as not rated are consumer loans included in groups of homogenous loans.  As of June 30, 2011 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated

Commercial and industrial loans:
Non-impaired watch list loans	$ 0	$ 12,284	$ 26,633	$ 0	$ 0
Working capital lines of credit loans	343,431	0	5,208	0	8
Non-working capital loans	325,427	7,468	9,568	0	1,740

Commercial real estate and multi-family residential loans:
Non-impaired watch list loans	0	28,005	37,343	0	0
Construction and land development loans	115,624	0	1,239	0	0
Owner occupied loans	307,242	0	2,927	0	92
Nonowner occupied loans	291,135	0	20,074	0	0
Multifamily loans	21,582	0	0	0	0

Agri-business and agricultural loans:
Non-impaired watch list loans	0	1,955	959	0	0
Loans secured by farmland	93,852	0	761	0	21
Loans for agricultural production	100,565	0	247	0	182

Other commercial loans	53,406	104	192	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	17,287	416	3,207	0	86,551
Open end and junior lien loans	13,479	0	415	0	164,354
Residential construction loans	0	0	0	0	3,273

Other consumer loans	8,913	0	776	0	40,487

Total	$ 1,691,943	$ 50,232	$ 109,549	$ 0	$ 296,708

The recorded investment in loans does not include accrued interest.

As of December 31, 2010 the risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated

Commercial and industrial loans:
Non-impaired watch list loans	$ 0	$ 22,282	$ 33,067	$ 0	$ 0
Working capital lines of credit loans	261,210	0	5,751	0	0
Non-working capital loans	325,976	0	15,327	0	1,926

Commercial real estate and multi-family residential loans:
Non-impaired watch list loans	0	23,722	36,777	0	0
Construction and land development loans	88,088	0	1,401	0	0
Owner occupied loans	304,661	0	2,911	0	92
Nonowner occupied loans	314,247	0	19,047	0	0
Multifamily loans	24,127	0	0	0	0

Agri-business and agricultural loans:
Non-impaired watch list loans	0	2,008	2,123	0	0
Loans secured by farmland	109,444	0	405	0	22
Loans for agricultural production	114,495	0	853	0	214

Other commercial loans	38,400	0	339	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	17,398	427	1,386	0	83,687
Open end and junior lien loans	13,380	0	178	0	169,341
Residential construction loans	0	0	0	0	4,136

Other consumer loans	9,394	0	497	0	41,220

Total	$ 1,620,820	$ 48,439	$ 120,062	$ 0	$ 300,638

The recorded investment in loans does not include accrued interest.

NOTE 5. SECURITIES

Information related to the fair value and amortized cost of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) is provided in the tables below.

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gain	Losses	Cost
June 30, 2011
U.S. Treasury securities	1,047	$ 43	$ 0	$ 1,004
U.S. Government sponsored agencies	5,086	49	0	5,037
Agency residential mortgage-backed securities	329,106	8,287	(206)	321,025
Non-agency residential mortgage-backed securities	37,898	298	(2,374)	39,974
State and municipal securities	73,818	2,824	(127)	71,121
Total	$ 446,955	$ 11,501	$ (2,707)	$ 438,161

December 31, 2010
U.S. Treasury securities	$ 1,036	$ 32	$ 0	$ 1,004
U.S. Government sponsored agencies	0	0	0	0
Agency residential mortgage-backed securities	308,851	10,422	(837)	299,266
Non-agency residential mortgage-backed securities	62,773	331	(6,136)	68,578
State and municipal securities	69,960	1,538	(637)	69,059
Total	$ 442,620	$ 12,323	$ (7,610)	$ 437,907

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of June 30, 2011 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

	Fair	Amortized
	Value	Cost
Due in one year or less	$ 2,229	$ 2,207
Due after one year through five years	17,388	16,683
Due after five years through ten years	36,227	34,694
Due after ten years	24,107	23,578
	79,951	77,162
Mortgage-backed securities	367,004	360,999
Total debt securities	$ 446,955	$ 438,161

Information regarding security proceeds, gross gains and gross losses are presented below.

	Six months ended June 30,
	2011	2010
Sales of securities available for sale
Proceeds	$ 73,318	$ 0
Gross gains	4,005	0
Gross losses	(4,171)	0

	Three months ended June 30,
	2011	2010
Sales of securities available for sale
Proceeds	$ 4,471	$ 0
Gross gains	76	0
Gross losses	(44)	0

The Company sold 36 securities with a total book value of $73.5 million and a total fair value of $73.3 million during the first six months of 2011.  The sales were related to a strategic realignment of the securities portfolio, and included six of the seven non-agency residential mortgage backed securities on which the Company had previously recognized other-than-temporary impairment.  There were no securities sales during the first six months of 2010.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over estimated lives for mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $259.3 million and $258.8 million were pledged as of June 30, 2011 and 2010, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of June 30, 2011 and December 31, 2010 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2011

U.S. Treasury securities	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Agency residential mortgage-backed securities	36,533	162	4,893	44	41,426	206
Non-agency residential mortgage-backed securities	815	2	27,887	2,372	28,702	2,374
State and municipal securities	10,292	127	0	0	10,292	127
Total temporarily impaired	$ 47,640	$ 291	$ 32,780	$ 2,416	$ 80,420	$ 2,707

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2010

U.S. Treasury securities	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Agency residential mortgage-backed securities	55,193	821	4,170	16	59,363	837
Non-agency residential mortgage-backed securities	1,607	2	50,786	6,134	52,393	6,136
State and municipal securities	15,811	577	422	60	16,233	637
Total temporarily impaired	$ 72,611	$ 1,400	$ 55,378	$ 6,210	$ 127,989	$ 7,610

The number of securities with unrealized losses as of June 30, 2011 and December 31, 2010 is presented below.

	Less than	12 months
	12 months	or more	Total
June 30, 2011

U.S. Treasury securities	0	0	0
Agency residential mortgage-backed securities	11	2	13
Non-agency residential mortgage-backed securities	1	9	10
State and municipal securities	21	0	21
Total temporarily impaired	33	11	44

December 31, 2010

U.S. Treasury securities	0	0	0
Agency residential mortgage-backed securities	13	1	14
Non-agency residential mortgage-backed securities	1	18	19
State and municipal securities	35	1	36
Total temporarily impaired	49	20	69

All of the following are considered to determine whether or not the impairment of these securities is other-than-temporary. Ninety-three percent of the securities are backed by the U.S. Government, government agencies, government sponsored agencies or are A rated or better, except for certain non-local municipal securities which are not rated. Mortgage-backed securities which are not issued by the U.S. Government or government sponsored agencies (non-agency residential mortgage-backed securities) met specific criteria set by the Asset Liability Management Committee at their time of purchase, including having the highest rating available by either Moody’s or S&P. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed have been received. For the government, government-sponsored agency and municipal securities, management did not have concerns of credit losses and there was nothing to indicate that full principal will not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold, which at this time management does not have the intent to sell nor will it more likely than not be required to sell these securities before the recovery of their amortized cost basis.

As of June 30, 2011, the Company had $37.9 million of collateralized mortgage obligations which were not issued by the federal government or government sponsored agencies, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. At December 31, 2010, the Company had $62.8 million of these collateralized mortgage obligations.  During the first quarter of 2011, the Company sold eight of the non-agency residential mortgage backed securities as part of a strategic realignment of the investment portfolio.  The securities sold had a book value of $21.9 million and a fair value of $17.7 million.  The sales included six of the seven non-agency mortgage backed securities on which the Company had previously recognized other-than-temporary impairment.  Two of the 15 remaining non-agency residential mortgage backed securities were still rated AAA/Aaa as of June 30, 2011, but 13 were downgraded by S&P, Fitch and/or Moody’s, including 10 which were ranked below investment grade by one or more rating agencies.  Of the five securities rated AAA/Aaa at December 31, 2010, three have been downgraded, but were still rated as investment grade.  Of the 10 that were below AAA/Aaa at December 31, 2010, two incurred further downgrades.

For these non-agency residential mortgage-backed securities, additional analysis is performed to determine if the impairment is temporary or other-than-temporary in which case impairment would need to be recorded for these securities. The Company performs an independent analysis of the cash flows of the individual securities based upon assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses.  Based upon the initial review, securities may be identified for further analysis computing the net present value using an appropriate discount rate (the current accounting yield) and comparing it to the book value of the security to determine if there is any other-than-temporary impairment that must be recorded. Based on this analysis of the non-agency residential mortgage-backed securities, the Company recorded an other-than-temporary impairment of $0 and $121,000, respectively, relating to one security in the three-months and six-months ended June 30, 2011, which is equal to the credit loss, establishing a new, lower amortized cost basis.  Because management did not have the intent to sell these securities nor did management believe that it was more likely than not they would be required to sell these securities before the recovery of their new, lower amortized cost basis, management did not consider the remaining unrealized losses of the investment securities to be other-than-temporarily impaired at June 30, 2011.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.  The table represents the three months and six months ended June 30, 2011 and 2010.

Accumulated
Three Months Ended June 30, 2011	Credit Losses
Balance April 1, 2011	$ 194
Sales of securities for which other-than-temporary impairment losses were previously recognized	0
Additional increases to the amount of credit loss for which other-than-temporary impairment was previously recognized	0
Balance June 30, 2011	$ 194

Accumulated
Three Months Ended June 30, 2010	Credit Losses
Balance April 1, 2010	$ 396
Additions related to other-than-temporary impairment losses not previously recognized	81
Balance June 30, 2010	$ 477

Accumulated
Six Months Ended June 30, 2011	Credit Losses
Balance January 1, 2011	$ 1,812
Sales of securities for which other-than-temporary impairment losses were previously recognized	(1,739)
Additional increases to the amount of credit loss for which other-than-temporary impairment was previously recognized	121
Balance June 30, 2011	$ 194

Accumulated
Six Months Ended June 30, 2010	Credit Losses
Balance January 1, 2010	$ 225
Additions related to other-than-temporary impairment losses not previously recognized	252
Balance June 30, 2010	$ 477

Information on securities with at least one rating below investment grade as of June 30, 2011 is presented below.

							6/30/2011	1-Month	3-Month	6-Month
		Other Than	June 30, 2011				Lowest	Constant	Constant	Constant
		Temporary	Par	Book	Market	Unrealized	Credit	Default	Default	Default	Credit
Description	CUSIP	Impairment	Value	Value	Value	Gain/(Loss)	Rating	Rate	Rate	Rate	Support
CWHL 2006-18 2A7	12543WAJ7	$ 0	$ 3,370	$ 3,305	$ 3,008	$ (297)	CC	0.00	1.45	3.85	3.72
CWALT 2005-46CB A1	12667G6U2	0	3,794	3,616	3,219	(397)	CC	0.60	1.51	1.87	3.86
CWALT 2005-J8 1A3	12667GJ20	0	5,425	5,202	4,762	(440)	Caa2	0.00	5.49	2.71	6.72
CHASE 2005-S3 A4	16162WNE5	0	823	818	815	(3)	B1	1.07	2.22	2.12	4.37
CHASE 2006-S3 1A5	16162XAE7	0	1,879	1,875	1,770	(105)	CC	8.99	5.28	5.46	3.20
CMSI 2007-6 1A5	173103AE2	0	2,942	2,940	2,861	(79)	B1	0.00	1.18	2.76	6.74
GSR 2006-10F 1A1	36266WAC6	0	4,388	4,082	3,843	(239)	CC	0.00	0.00	0.00	3.09
MALT 2004-6 7A1	576434SK1	0	3,262	3,241	3,295	54	BB	0.00	0.00	0.00	11.00
MANA 2007-F1 1A1	59023YAA2	0	2,732	2,679	2,266	(413)	D	0.00	0.00	2.52	0.00
RFMSI 2006-S5 A14	74957EAP2	194	2,958	2,715	2,352	(363)	CC	1.49	3.77	4.47	0.83
		$ 194	$ 31,573	$ 30,473	$ 28,191	$ (2,282)

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

The Company does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, it is management’s current intent and ability to hold them until a recovery in fair value or maturity.

NOTE 6. EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost

	Six Months Ended June 30,
	Pension Benefits		SERP Benefits
	2011	2010	2011	2010
Interest cost	$ 71	$ 68	$ 33	$ 34
Expected return on plan assets	(78)	(78)	(40)	(42)
Recognized net actuarial (gain) loss	41	50	31	28
Net pension expense (benefit)	$ 34	$ 40	$ 24	$ 20

	Three Months Ended June 30,
	Pension Benefits		SERP Benefits
	2011	2010	2011	2010
Interest cost	$ 35	$ 34	$ 16	$ 17
Expected return on plan assets	(39)	(39)	(20)	(21)
Recognized net actuarial (gain) loss	21	25	16	14
Net pension expense (benefit)	$ 17	$ 20	$ 12	$ 10

The Company previously disclosed in its financial statements for the year ended December 31, 2010 that it did not expect to contribute to its pension in 2011 and did expect to contribute $90,000 to its SERP plan in 2011.  No contributions were made to the pension plan and $90,000 was contributed to the SERP plan as of June 30, 2011.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company’s interim and annual periods beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s statements of income and condition.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities:  Securities available for sale are valued primarily by a third party pricing service. The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). These models utilize the market approach with standard inputs that include, but are not limited to benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. There were no transfers from or into Level 1, Level 2 or Level 3 during the first six months of 2011.

Mortgage banking derivatives:  The fair value of derivatives are based on observable market data as of the measurement date (Level 2).

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

Mortgage servicing rights:  As of June 30, 2011 the fair value of the Company’s Level 3 servicing assets for residential mortgage loans was $2.5 million, some of which are not currently impaired and therefore carried at amortized cost.  These residential mortgage loans have a weighted average interest rate of 5.14%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana.  A valuation model is used to estimate fair value, which is based on an income approach.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.  The most significant assumption used to value mortgage servicing rights is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment rates.  At June 30, 2011 the constant prepayment speed (PSA) used was 276 and the discount rate used was 9.2%.  At June 30, 2010 the constant prepayment speed (PSA) used was 386 and the discount rate used was 9.5%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2011
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
U.S. Treasury securities	$ 1,047	$ 0	$ 0	$ 1,047
U.S. Government sponsored agencies	0	5,086	0	5,086
Agency residential mortgage-backed securities	0	329,106	0	329,106
Non-agency residential mortgage-backed securities	0	37,898	0	37,898
State and municipal securities	0	73,818	0	73,818
Total Securities	1,047	445,908	0	446,955

Mortgage banking derivative	0	188	0	188

Total assets	$ 1,047	$ 446,096	$ 0	$ 447,143

	December 31, 2010
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
U.S. Treasury securities	$ 1,036	$ 0	$ 0	$ 1,036
Agency residential mortgage-backed securities	0	308,851	0	308,851
Non-agency residential mortgage-backed securities	0	62,773	0	62,773
State and municipal securities	0	69,960	0	69,960
Total Securities	1,036	441,584	0	442,620

Mortgage banking derivative	0	357	0	357

Total assets	$ 1,036	$ 441,941	$ 0	$ 442,977

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	June 30, 2011
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 2,271	$ 2,271
Non-working capital loans	0	0	4,515	4,515

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	992	992
Owner occupied loans	0	0	2,132	2,132
Nonowner occupied loans	0	0	16,389	16,389
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	0	0	306	306
Loans for agricultural production	0	0	229	229

Other commercial loans	0	0	2	2

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	893	893
Open end and junior lien loans	0	0	0	0
Residential construction loans	0	0	0	0

Other consumer loans	0	0	0	0

Total impaired loans	$ 0	$ 0	$ 27,729	$ 27,729

Mortgage servicing rights	0	0	12	12
Other real estate owned	0	0	16	16

Total assets	$ 0	$ 0	$ 27,757	$ 27,757

	December 31, 2010
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 2,708	$ 2,708
Non-working capital loans	0	0	4,990	4,990

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	1,207	1,207
Owner occupied loans	0	0	1,960	1,960
Nonowner occupied loans	0	0	14,666	14,666
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	0	0	322	322
Loans for agricultural production	0	0	635	635

Other commercial loans	0	0	7	7

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	815	815
Open end and junior lien loans	0	0	140	140
Residential construction loans	0	0	0	0

Other consumer loans	0	0	0	0

Total impaired loans	$ 0	$ 0	$ 27,450	$ 27,450

Mortgage servicing rights	0	0	11	11

Total assets	$ 0	$ 0	$ 27,461	$ 27,461

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $42.5 million, with a valuation allowance of $14.8 million, resulting in additional provision for loan losses of $3.4 million and $2.5 million, respectively, for the six months and three months ended June 30, 2011.  In addition, $7,000 and $4,000, respectively, in impairment of mortgage servicing rights, measured using Level 3 inputs within the fair value hierarchy, was recovered during the six months and three months ended June 30, 2011.  The Company also recognized a $20,000 reduction in the value of other real estate owned during the six months ended June 30, 2011.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial Assets:
Cash and cash equivalents	$ 60,325	$ 60,325	$ 60,141	$ 60,141
Securities available for sale	446,955	446,955	442,620	442,620
Real estate mortgages held for sale	3,103	3,136	5,606	5,661
Loans, net	2,097,172	2,094,915	2,044,952	2,041,812
Federal Home Loan Bank stock	7,313	N/A	8,511	N/A
Federal Reserve Bank stock	3,420	N/A	3,420	N/A
Accrued interest receivable	8,803	8,803	9,064	9,064
Financial Liabilities:
Certificates of deposit	(969,788)	(979,975)	(949,559)	(962,456)
All other deposits	(1,306,711)	(1,306,711)	(1,251,466)	(1,251,466)
Securities sold under agreements to repurchase	(127,026)	(127,026)	(142,015)	(142,015)
Other short-term borrowings	(11,408)	(11,408)	(32,037)	(32,037)
Long-term borrowings	(15,040)	(16,072)	(15,041)	(15,991)
Subordinated debentures	(30,928)	(31,251)	(30,928)	(31,242)
Standby letters of credit	(308)	(308)	(321)	(321)
Accrued interest payable	(6,497)	(6,497)	(4,978)	(4,978)

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of June 30, 2011 and December 31, 2010. The estimated fair value for cash and cash equivalents, demand and savings deposits, variable rate loans, variable rate short term borrowings and accrued interest is considered to approximate cost. The fair value of Federal Home Loan Bank and Federal Reserve Bank stock is not determinable as there are restrictions on its transferability. The estimated fair value for fixed rate loans, certificates of deposit and fixed rate borrowings is based on discounted cash flows using current market rates applied to the estimated life. Real estate mortgages held for sale are based upon the actual contracted price for those loans sold but not yet delivered, or the current Federal Home Loan Mortgage Corporation price for normal delivery of mortgages with similar coupons and maturities at year-end. The fair value of subordinated debentures is based on the rates currently available to the Company with similar term and remaining maturity and credit spread. The fair value of off-balance sheet items is based on the current fees or costs that would be charged to enter into or terminate such arrangements. The estimated fair value of other financial instruments approximate cost and are not considered significant to this presentation.

NOTE 9. COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available-for-sale and changes in the funded status of pension plans which are also recognized as separate components of equity.  Following is a summary of other comprehensive income for the three months and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$ 7,989	$ 6,219	$ 13,954	$ 12,240
Other comprehensive income
Change in securities available for sale:
Unrealized holding gain on securities available for sale
arising during the period	3,914	6,339	3,794	10,641
Reclassification adjustment for (gains)/losses included in net income	(32)	0	166	0
Reclassification adjustment for other than temporary impairment	0	81	121	252
Net securities gain activity during the period	3,882	6,420	4,081	10,893
Tax effect	(1,560)	(2,613)	(1,573)	(4,406)
Net of tax amount	2,322	3,807	2,508	6,487
Defined benefit pension plans:
Net gain(loss) on defined benefit pension plans	0	0	(233)	(35)
Amortization of net actuarial loss	37	39	72	78
Net gain /(loss) activity during the period	37	39	(161)	43
Tax effect	(16)	(15)	65	(17)
Net of tax amount	21	24	(96)	26

Total other comprehensive income, net of tax	2,343	3,831	2,412	6,513

Comprehensive income	$ 10,332	$ 10,050	$ 16,366	$ 18,753

The following table summarizes the changes within each classification of accumulated other comprehensive income for the six months ended June 30, 2011 and 2010:

		Current
	Balance	Period	Balance
	at December 31, 2010	Change	at June 30, 2011

Unrealized gain on securities available for sale
without other than temporary impairment	$ 4,285	$ 1,446	$ 5,731
Unrealized loss on securities available for sale
with other than temporary impairment	(1,425)	1,062	(363)

Total unrealized gain on securities available for sale	2,860	2,508	5,368

Unrealized loss on defined benefit pension plans	(1,510)	(96)	(1,606)

Total	$ 1,350	$ 2,412	$ 3,762

		Current
	Balance	Period	Balance
	at December 31, 2009	Change	at June 30, 2010

Unrealized loss on securities available for sale
without other than temporary impairment	$ (2,814)	$ 6,570	$ 3,756
Unrealized loss on securities available for sale
with other than temporary impairment	(1,606)	(83)	(1,689)

Total unrealized loss on securities available for sale	(4,420)	6,487	2,067

Unrealized loss on defined benefit pension plans	(1,573)	26	(1,547)

Total	$ (5,993)	$ 6,513	$ 520

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

Part 1
LAKELAND FINANCIAL CORPORATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
and
RESULTS OF OPERATIONS

June 30, 2011

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in Northern Indiana and a loan production office in Indianapolis, Indiana. The Company earned $14.0 million for the first six months of 2011, versus $12.2 million in the same period of 2010, an increase of 14.0%.  Net income was positively impacted by a $2.8 million decrease in the provision for loan losses, an increase in noninterest income of $538,000 and an increase in net interest income of $366,000.  Offsetting this positive impact was an increase of $1.7 million in noninterest expense.  Basic earnings per common share for the first six months of 2011 were $0.86 per share, versus $0.56 per share for the first six months of 2010.  Diluted earnings per common share reflect the potential dilutive impact of stock options, stock awards and warrants.  Diluted earnings per common share for the first six months of 2011 were $0.86 per share, versus $0.56 for the first six months of 2010.  Basic and diluted earnings per common share for the first six months of 2010 were impacted by $3.2 million in dividends and accretion of discount on preferred stock.  The Company redeemed the preferred stock, which had been issued to the U.S. Treasury under the Capital Purchase Program, in the second quarter of 2010.

Net income for the second quarter of 2011 was $8.0 million, an increase of 28.5% versus $6.2 million for the comparable period of 2010.  The increase was driven by a $2.9 million decrease in the provision for loan losses as well as a $559,000 increase in noninterest income.  Offsetting these positive impacts was an increase of $548,000 in noninterest expense, as well as a decrease of $207,000 in net interest income.  Basic earnings per common share for the second quarter of 2011 were $0.49 per share, versus $0.24 per share for the second quarter of 2010.  Diluted earnings per common share for the second quarter of 2011 were $0.49 per share, versus $0.24 per share for the second quarter of 2010.  Basic and diluted earnings per common share for the second quarter of 2010 were impacted by $2.4 million in dividends and accretion of discount on preferred stock.

RESULTS OF OPERATIONS

Net Interest Income

For the six-month period ended June 30, 2011, net interest income totaled $46.5 million, an increase of 0.8%, or $366,000, versus the first six months of 2010.  This increase was primarily due to a $124.1 million, or 5.0%, increase in average earning assets to $2.604 billion.  The Company’s net interest margin was 3.66% for the six-month period ended June 30, 2011, versus 3.80% for the comparable period in 2010.  For the three-month period ended June 30, 2011, net interest income totaled $22.9 million, a decrease of 0.9%, or $207,000, versus the second quarter of 2010.  This decrease was primarily due to a 22 basis point decrease in the Company’s net interest margin to 3.53% for the three-month period ended June 30, 2011, versus 3.75% for the comparable period of 2010.  Average earning assets increased $131.4 million, or 5.2%, to $2.646 billion in the second quarter of 2011, versus the second quarter of 2010.

Given the Company’s mix of interest earning assets and interest bearing liabilities at June 30, 2011, the Company would generally be considered to have a relatively neutral balance sheet structure.  The Company’s balance sheet structure would normally be expected to produce a stable or declining net interest margin in a declining rate environment.  As the Company’s balance sheet has become more neutral in structure, management believes rate movements and other factors such as deposit mix, market deposit rate pricing and non-bank deposit products could have an impact on net interest margin.  Over time, the Company’s mix of deposits has shifted to more reliance on transaction accounts such as Rewards Checking, as well as the Rewards Savings product and corporate and public fund money market and repurchase agreements, which generally carry a higher interest rate cost than other types of interest bearing deposits.

During the first six months of 2011, total interest and dividend income increased by $230,000, or 0.4%, to $61.3 million, versus $61.1 million during the first six months of 2010.  This increase was primarily the result of an increase in average earning assets of $124.1 million, or 5.0%.  The tax equivalent yield on average earning assets decreased 21 basis points to 4.8% for the six-month period ended June 30, 2011 versus the same period of 2010.  During the second quarter of 2011, total interest and dividend income decreased by $264,000, or 0.9%, to $30.5 million, versus $30.8 million during the second quarter of 2010.  This decrease was primarily the result of a 28 basis point decrease in the tax equivalent yield on average earning assets to 4.7% in the second quarter of 2011, versus 5.0% for the same period of 2010.  Average earning assets increased by $131.4 million, or 5.2%, in the second quarter of 2011 versus the same period of 2010.

During the first six months of 2011, loan interest income increased by $1.1 million, or 2.1%, to $52.4 million, versus $51.3 million during the first six months of 2010. The increase was driven by a $90.2 million, or 4.5%, increase in average daily loan balances.  During the second quarter of 2011, loan interest income increased by $458,000, or 1.8%, to $26.4 million, versus $26.0 million during the second quarter of 2010. The increase was driven by a $93.0 million, or 4.6%, increase in average daily loan balances.

The average daily securities balances for the first six months of 2011 increased $13.0 million, or 3.1%, to $433.8 million, versus $420.8 million for the same period of 2010. During the same periods, income from securities decreased by $900,000, or 9.3%, to $8.8 million versus $9.7 million during the first six months of 2010.  The decrease was primarily the result of a 56 basis point decrease in the tax equivalent yield on securities, to 4.4%, versus 5.0% in the first six months of 2010.  The average daily securities balances for the second quarter of 2011 increased $1.7 million, or 0.4%, to $429.3 million, versus $427.6 million for the same period of 2010. During the same periods, income from securities decreased by $773,000, or 16.0%, to $4.0 million versus $4.8 million during the second quarter of 2010.  The decrease was primarily the result of a 75 basis point decrease in the tax equivalent yield on securities, to 4.1%, versus 4.9% in the second quarter of 2010.

Despite the Company’s change in deposit mix to include higher costing deposit types, total interest expense decreased $136,000, or 0.9%, to $14.8 million for the six-month period ended June 30, 2011, from $15.0 million for the comparable period in 2010. The decrease was primarily the result of a nine basis point decrease in the Company’s daily cost of funds to 1.2%, versus 1.3% for the same period of 2010.  This decrease was generally caused by lower competitive interest rates in the Company’s market areas than were present in early 2010 and favorable pricing on brokered certificates of deposit.  Total interest expense decreased $57,000, or 0.7%, to $7.6 million for the second quarter of 2011, versus $7.7 million for the second quarter of 2010.  The decrease was primarily the result of a nine basis point decrease in the Company’s cost of funds to 1.2%, from 1.3% for the same period of 2010.

On an average daily basis, total deposits (including demand deposits) increased $252.7 million, or 12.5%, to $2.281 billion for the six-month period ended June 30, 2011, versus $2.028 billion during the same period in 2010.  The average daily balances for the second quarter of 2011 increased $209.0 million, or 9.8%, to $2.336 billion from $2.127 billion during the second quarter of 2010.  On an average daily basis, noninterest bearing demand deposits were $294.2 million for the six-month period ended June 30, 2011, versus $246.9 million for the same period in 2010.  The average daily noninterest bearing demand deposit balances for the second quarter of 2011 were $294.2 million, versus $253.0 million for the second quarter of 2010.  On an average daily basis, interest bearing transaction accounts increased $179.9 million, or 27.2%, to $841.5 million for the six-month period ended June 30, 2011, versus the same period in 2010.  Average daily interest bearing transaction accounts increased $179.4 million, or 25.2%, to $890.0 million for the second quarter of 2011, versus $710.7 million for the second quarter of 2010.  When comparing the six months ended June 30, 2011 with the same period of 2010, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and transaction accounts, decreased $36.3 million.  The rate paid on time deposit accounts decreased 20 basis points to 1.7% for the six-month period ended June 30, 2011, versus the same period in 2010.  During the second quarter of 2011, the average daily balance of time deposits decreased $68.6 million, and the rate paid decreased 13 basis points to 1.7%, versus the second quarter of 2010.  Despite the low interest rate environment, the Company has been able to attract and retain retail deposit customers through offering innovative deposit products such as Rewards Checking and Savings.  These products pay somewhat higher interest rates, but also encourage certain customer behaviors such as using debit cards and electronic statements, which have the effect of generating additional third-party fee income and reducing the Company’s processing costs.

The Company’s funding strategy is generally focused on leveraging its retail branch network to grow traditional retail deposits and on its presence with commercial customers and public fund entities in its Indiana markets to generate deposits.  In addition, the Company has expanded this strategy and has utilized out-of-market deposit programs such as brokered certificates of deposit and the Certificate of Deposit Account Registry Service (CDARS) program.  Due to ongoing loan growth, the Company sought these deposits and has expanded its funding strategy over time to include these out-of-market deposit programs.  The Company believes that these deposit programs represent an appropriate tool in the overall liquidity and funding strategy.  On an average daily basis, total brokered certificates of deposit increased $23.8 million to $162.2 million for the six-month period ended June 30, 2011, versus $138.4 million for the same period in 2010.  During the second quarter of 2011, average daily brokered certificates of deposit were $148.8 million, versus $168.4 million during the second quarter of 2010.  On an average daily basis, total public fund certificates of deposit decreased $75.1 million to $101.7 million for the six-month period ended June 30, 2011, versus $176.8 million for the same period in 2010.  During the second quarter of 2011, average daily public fund certificates of deposit were $108.7 million, versus $197.7 million during the second quarter of 2010.  In addition, the Company had average public fund interest bearing transaction accounts of $103.9 million and $106.0 million, respectively, in the six months and three months ended June 30, 2011, versus $78.6 million and $81.6 million for the comparable period of 2010.  Availability of public fund deposits can be cyclical, primarily due to the timing differences between when real estate property taxes are collected versus when those tax revenues are spent, as well as the intense competition for these funds.

Average daily balances of borrowings were $193.0 million during the six months ended June 30, 2011, versus $285.6 million during the same period of 2010, and the rate paid on borrowings increased two basis points to 1.1%.  During the second quarter of 2011 the average daily balances of borrowings decreased $45.6 million to $182.4 million, versus $228.0 million for the same period of 2010, and the rate paid on borrowings decreased 16 basis points to 1.1%.  The decrease in average borrowings during 2011 was driven by the discontinuance of the Federal Reserve Bank’s Term Auction Facility (TAF) during the first quarter of 2010.  Average daily borrowings under the facility were $62.6 million during the six months ended June 30, 2010, and the Company’s last borrowing matured on April 8, 2010.  On an average daily basis, total deposits (including demand deposits) and purchased funds increased 6.9% during both the six-month and the three-month periods ended June 30, 2011 versus the same periods in 2010.

The Board of Directors and management recognize the importance of liquidity during times of normal operations and in times of stress.  Therefore, during 2010, the Company formalized and expanded upon its extensive Contingency Funding Plan (CFP).  The formal CFP was developed to ensure that the multiple liquidity sources available to the Company are detailed. The CFP identifies the potential funding sources, which include the Federal Home Loan Bank of Indianapolis, The Federal Reserve Bank, brokered certificates of deposit, certificates of deposit available from the CDARS program, repurchase agreements, and Fed Funds. The CFP also address the role of the securities portfolio in liquidity.

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

The following tables set forth consolidated information regarding average balances and rates:

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Six Months Ended June 30,
		2011			2010
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 2,106,601	$ 52,165	4.99%	$ 2,025,194	$ 51,295	5.11%
Tax exempt (1)	10,809	360	6.71	1,970	54	5.49
Investments: (1)
Available for sale	433,848	9,488	4.41	420,818	10,371	4.97
Short-term investments	19,830	15	0.15	30,119	30	0.20
Interest bearing deposits	33,106	81	0.49	1,994	11	1.11

Total earning assets	2,604,194	62,109	4.81%	2,480,095	61,761	5.02%

Nonearning assets:
Cash and due from banks	59,019	0		46,190	0
Premises and equipment	30,523	0		29,347	0
Other nonearning assets	95,639	0		90,479	0
Less allowance for loan losses	(48,090)	0		(35,527)	0

Total assets	$ 2,741,285	$ 62,109		$ 2,610,584	$ 61,761

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2011 and 2010. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the six months ended June 30, 2011 and 2010, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Six Months Ended June 30,
		2011			2010
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 165,448	$ 447	0.54%	$ 103,646	$ 287	0.56%
Interest bearing checking accounts	841,512	5,224	1.25	661,573	3,754	1.14
Time deposits:
In denominations under $100,000	342,711	3,352	1.97	321,020	3,876	2.43
In denominations over $100,000	636,971	4,755	1.51	694,980	5,531	1.60
Miscellaneous short-term borrowings	147,005	318	0.44	214,613	437	0.41
Long-term borrowings
and subordinated debentures	45,968	723	3.17	70,969	1,070	3.04

Total interest bearing liabilities	2,179,615	14,819	1.37%	2,066,801	14,955	1.46%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	294,164	0		246,892	0
Other liabilities	14,556	0		16,326	0
Stockholders' equity	252,950	0		280,565	0
Total liabilities and stockholders'
equity	$ 2,741,285	$ 14,819		$ 2,610,584	$ 14,955

Net interest differential - yield on
average daily earning assets		$ 47,290	3.66%		$ 46,806	3.80%

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Three Months Ended June 30,
		2011			2010
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 2,126,494	$ 26,300	4.96%	$ 2,042,428	$ 25,945	5.10%
Tax exempt (1)	10,849	180	6.66	1,901	26	5.51
Investments: (1)
Available for sale	429,276	4,388	4.10	427,573	5,170	4.85
Short-term investments	16,467	5	0.12	40,265	22	0.22
Interest bearing deposits	62,973	73	0.46	2,481	5	0.81

Total earning assets	2,646,059	30,946	4.69%	2,514,648	31,168	4.97%

Nonearning assets:
Cash and due from banks	66,036	0		51,157	0
Premises and equipment	30,623	0		29,252	0
Other nonearning assets	95,571	0		90,258	0
Less allowance for loan losses	(49,526)	0		(37,258)	0

Total assets	$ 2,788,763	$ 30,946		$ 2,648,057	$ 31,168

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2011 and 2010. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended June 30, 2011 and 2010, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Three Months Ended June 30,
		2011			2010
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 167,076	$ 223	0.54%	$ 110,010	$ 163	0.59%
Interest bearing checking accounts	890,042	2,790	1.26	710,683	2,077	1.17
Time deposits:
In denominations under $100,000	345,998	1,695	1.96	317,414	1,860	2.35
In denominations over $100,000	638,947	2,385	1.50	736,111	2,833	1.54
Miscellaneous short-term borrowings	136,419	147	0.43	157,006	188	0.48
Long-term borrowings
and subordinated debentures	45,967	363	3.17	70,969	539	3.05

Total interest bearing liabilities	2,224,449	7,603	1.37%	2,102,193	7,660	1.47%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	294,172	0		253,030	0
Other liabilities	14,299	0		16,441	0
Stockholders' equity	255,843	0		276,393	0
Total liabilities and stockholders'
equity	$ 2,788,763	$ 7,603		$ 2,648,057	$ 7,660

Net interest differential - yield on
average daily earning assets		$ 23,343	3.54%		$ 23,508	3.75%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, provisions for loan losses of $8.5 million and $2.9 million were recorded during the six-month and three-month periods ended June 30, 2011, versus provisions of $11.3 million and $5.8 million recorded during the same periods of 2010.  Factors impacting the provision included the amount and status of classified and watch list credits, the level of charge-offs, management’s overall view on current credit quality and the regional and national economic conditions impacting credit quality, the amount and status of impaired loans, the amount and status of past due accruing loans (90 days or more), and overall loan growth as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

Noninterest income categories for the six-month and three-month periods ended June 30, 2011 and 2010 are shown in the following table:

	Six Months Ended
	June 30,
			Percent
	2011	2010	Change

Wealth advisory fees	$ 1,747	$ 1,625	7.5%
Investment brokerage fees	1,352	1,016	33.1
Service charges on deposit accounts	3,902	4,060	(3.9)
Loan, insurance and service fees	2,336	1,994	17.2
Merchant card fee income	522	583	(10.5)
Other income	1,018	1,015	0.3
Mortgage banking income	154	165	(6.7)
Net securities gains (losses)	(166)	0	N/A
Impairment on available-for-sale securities (includes total losses of $121 and $252,
net of $0 and $0 recognized in other comprehensive income, pre-tax)	(121)	(252)	(52.0)
Total noninterest income	$ 10,744	$ 10,206	5.3%

	Three Months Ended
	June 30,
			Percent
	2011	2010	Change

Wealth advisory fees	$ 929	$ 833	11.5%
Investment brokerage fees	621	471	31.8
Service charges on deposit accounts	1,939	2,202	(11.9)
Loan, insurance and service fees	1,260	1,074	17.3
Merchant card fee income	288	303	(5.0)
Other income	646	483	33.7
Mortgage banking income	203	74	174.3
Net securities gains (losses)	32	0	N/A
Impairment on available-for-sale securities (includes total losses of $0 and $81,
net of $0 and $0 recognized in other comprehensive income, pre-tax)	0	(81)	N/A
Total noninterest income	$ 5,918	$ 5,359	10.4%

Noninterest income increased $538,000 and $559,000 respectively, for the six-month and three-month periods ended June 30, 2011 versus the same periods in 2010.  Loan, insurance and service fees increased by $342,000 and $186,000, respectively, driven by greater debit card usage and increases in other ancillary revenue sources.  In addition, investment brokerage fees increased by $336,000 and $150,000, respectively, driven by greater trading activity.  Wealth advisory fees increased due to the increased value of certain trust assets upon which many of the fees are based.  Noninterest income was negatively impacted by decreases of $158,000 and $263,000 in service charges on deposit accounts due to fewer overdraft charges.

Noninterest Expense

Noninterest expense categories for the six-month and three-month periods ended June 30, 2011 and 2010 are shown in the following table:

	Six Months Ended
	June 30,
			Percent
	2011	2010	Change

Salaries and employee benefits	$ 16,191	$ 15,070	7.4%
Occupancy expense	1,627	1,488	9.3
Equipment costs	1,064	1,051	1.2
Data processing fees and supplies	2,091	1,926	8.6
Credit card interchange	2	113	(98.2)
Other expense	7,166	6,825	5.0
Total noninterest expense	$ 28,141	$ 26,473	6.3%

	Three Months Ended
	June 30,
			Percent
	2011	2010	Change

Salaries and employee benefits	$ 8,018	$ 7,559	6.1%
Occupancy expense	752	699	7.6
Equipment costs	510	522	(2.3)
Data processing fees and supplies	979	960	2.0
Credit card interchange	0	49	N/A
Other expense	3,714	3,636	2.1
Total noninterest expense	$ 13,973	$ 13,425	4.1%

The Company's noninterest expense increased $1.7 million and $548,000, respectively, in the six-month and three-month periods ended June 30, 2011 versus the same periods of 2010.  Salaries and employee benefits increased by $1.1 million and $459,000, respectively, in the six-month and three-month periods ended June 30, 2011 versus the same period of 2010.  These increases were driven by staff additions and normal merit increases.  In addition, the Company’s performance based compensation expense increased due to performance versus corporate objectives and increased recognition levels.  Data processing fees increased by $165,000 during 2011, due to one-time expenses associated with the Company’s conversion to a new core processor.  The core conversion was completed during the second quarter of 2011.  In addition, other expense increased by $341,000 in 2011, driven by $116,000 of credit related costs and higher advertising expenses of $97,000.

Income Tax Expense

Income tax expense increased $298,000, or 4.7%, for the first six months of 2011, compared to the same period in 2010.  The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, decreased to 32.2% during the first six months of 2011 compared to 34.1% during the same period of 2010.  The change was driven by fluctuations in the percentage of revenue being derived from tax-advantaged sources in the six-month period of 2011, compared to the same period in 2010.  The combined tax expense was 33.4% in both the second quarter of 2011 and 2010.

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

FINANCIAL CONDITION

Total assets of the Company were $2.735 billion as of June 30, 2011, an increase of $53.1 million, or 2.0%, when compared to $2.682 billion as of December 31, 2010.

Total cash and cash equivalents increased by $184,000, or 0.3%, to $60.3 million at June 30, 2011 from $60.1 million at December 31, 2010.

Total securities available-for-sale increased by $4.3 million, or 1.0%, to $447.0 million at June 30, 2011 from $442.6 million at December 31, 2010. The increase was a result of a number of transactions in the securities portfolio.  Securities purchases totaled $113.5 million.  Offsetting this increase were securities sales totaling $73.8 million, paydowns totaling $34.5 million, maturities and calls of securities totaling $4.0 million and securities amortization net of accretion was $1.2 million.  In addition, the net unrealized gain/loss of the securities portfolio increased by $4.1 million.  The increase in fair market value was primarily driven by higher market values for non-agency residential mortgage-backed securities.  The investment portfolio is generally managed to limit the Company’s exposure to risk by containing mostly mortgage-backed securities, other securities which are either directly or indirectly backed by the federal government or a local municipal government and collateralized mortgage obligations rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.  As of June 30, 2011, the Company had $37.9 million of collateralized mortgage obligations which were not backed by the federal government, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.

Two of the 15 non-agency collateralized mortgage obligations are still rated AAA/Aaa as of June 30, 2011, but 13 had been downgraded since the time of purchase by S&P, Fitch and/or Moody’s, including 10 which were ranked below investment grade by one or more rating agencies.  On a quarterly basis, the Company performs an analysis of the cash flows of these securities based on assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses.  Based upon the initial analysis, securities may be identified for further analysis computing the net present value and comparing it to the book value to determine if there is any other-than-temporary impairment to be recorded.  Based on the analyses as of June 30, 2011, the Company did not realize any additional other-than-temporary impairment on any of the 15 non-agency residential mortgage backed securities.

Real estate mortgage loans held-for-sale decreased by $2.5 million, or 44.7%, to $3.1 million at June 30, 2011 from $5.6 million at December 31, 2010. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the six months ended June 30, 2011, $30.6 million in real estate mortgages were originated for sale and $32.8 million in mortgages were sold.

Total loans, excluding real estate mortgage loans held for sale, increased by $58.5 million to $2.148 billion at June 30, 2011 from $2.090 billion at December 31, 2010. The portfolio breakdowns at both June 30, 2011 and December 31, 2010 reflected 84% commercial and industrial, including commercial real estate and agri-business, 14% residential real estate and home equity and 2% consumer loans.

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

Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors:  application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  The Company’s policy is to establish a specific allowance for loan losses for any assets classified as substandard or doubtful.  If an asset or portion thereof is classified as loss, the Company’s policy is to either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At June 30, 2011, on the basis of management’s review of the loan portfolio, the Company had loans totaling $160.5 million on the classified loan list versus $169.3 million on December 31, 2010. As of June 30, 2011, the Company had $58.9 million of assets classified special mention, $101.6 million classified as substandard, $0 classified as doubtful and $0 classified as loss as compared to $48.4 million, $120.1 million, $0 and $0 at December 31, 2010.  In addition, at June 30, 2011 the Company had sixteen loans totaling $20.1 million accounted for as troubled debt restructurings – seven mortgage loans totaling $1.2 million with total allocations of $94,000, a $6.0 million commercial credit with an allocation of $3.9 million, a $7.1 million commercial credit with an allocation of $1.3 million, a $1.8 million commercial credit with an allocation of $700,000, a $1.4 million commercial credit with an allocation of $550,000, a $1.1 million commercial credit with an allocation of $159,000, an $826,000 commercial credit with an allocation of $55,000, a $478,000 commercial credit with an allocation of $100,000 and a $368,000 commercial credit with an allocation of $92,000.  The Company has no commitments to lend additional funds to any of the borrowers of those sixteen loans.  At December 31, 2010, the Company had ten relationships totaling $14.6 million accounted for as troubled debt restructurings – eight mortgage loans totaling $1.4 million with total allocations of $70,000, a $6.1 million commercial credit with an allocation of $3.2 million and a $7.2 million commercial credit with an allocation of $2.5 million.

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

Net charge-offs totaled $136,000 in the second quarter of 2011, versus $4.7 million during the second quarter of 2010 and $2.1 million during the first quarter of 2011.

The allowance for loan losses increased 13.9%, or $6.4 million, from $45.0 million at December 31, 2010 to $51.3 million at June 30, 2011.  Pooled loan allocations increased $2.8 million from $12.9 million at December 31, 2010 to $15.7 million at June 30, 2011, which was primarily a result of management’s overall view on current credit quality.  Impaired loan allocations increased $3.4 million from $12.1 million at December 31, 2010 to $15.6 million at June 30, 2011 and other specifically reviewed loan allocations were unchanged at $16.3 million at December 31, 2010 and June 30, 2011.  This increase in impaired allocations was primarily due to increases in the allocations of existing impaired loans as well as the addition of two commercial credits to the impaired loans category.  The unallocated component of the allowance for loan losses decreased $213,000 from $3.7 million at December 31, 2010 to $3.5 million at June 30, 2011, based on management’s assessment of economic and other qualitative factors impacting the loan portfolio, including the ongoing economic challenges in the Company’s market area.  While management has begun to see some positive trends, including stabilization in watchlist credits, management anticipates a slow recovery and therefore recognized only a slight decrease in the unallocated component of the allowance for loan losses.  Management believed the allowance for loan losses at June 30, 2011 was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not continue to improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Total impaired loans increased by $3.4 million to $51.4 million at June 30, 2011 from $48.0 million at December 31, 2010.  A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in the aggregate for smaller-balance loans of similar nature such as residential mortgage, and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  The increase in the impaired loans category was primarily due to the addition of three commercial credits totaling $4.4 million.  One borrower is engaged in the health care field and the other two are engaged in commercial real estate development.  The increase in impaired loans was partially offset by pay-offs and charge-offs.  Of the $51.4 million in impaired loans, $36.3 million were on nonaccrual status at June 30, 2011.  The following table summarizes nonperforming assets at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans including nonaccrual troubled debt restructured loans	$ 37,235	$ 36,591
Loans past due over 90 days and still accruing	134	330
Total nonperforming loans	$ 37,369	$ 36,921
Other real estate	2,753	3,695
Repossessions	8	42
Total nonperforming assets	$ 40,130	$ 40,659

Impaired loans including troubled debt restructurings	$ 51,423	$ 48,015

Nonperforming loans to total loans	1.74%	1.77%
Nonperforming assets to total assets	1.47%	1.52%

Nonperforming troubled debt restructured loans (included in nonaccrual loans)	$ 8,550	$ 6,091
Performing troubled debt restructured loans	11,526	8,547
Total troubled debt restructured loans	$ 20,076	$ 14,638

Total nonperforming assets decreased by $529,000, or 1.3%, to $40.1 million during the six-month period ended June 30, 2011.  The decrease was primarily due to the aforementioned charge-offs and pay-offs as well as the sale of other real estate.  Seven commercial relationships represented 78.5% of total nonperforming loans.  Three of the seven relationships are each less than $2.0 million.  A $15.0 million commercial relationship consisting of four loans represents the largest exposure in the nonperforming category.  The borrower is engaged in real estate development.   Borrower collateral, including real estate and the personal guarantees of its principals, support the credit.  The Company took a $1.7 million charge-off related to this credit in the fourth quarter of 2009, and no charge-offs were taken in 2010 or have been taken in 2011.

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

Total deposits increased by $75.5 million, or 3.4%, to $2.276 billion at June 30, 2011 from $2.201 billion at December 31, 2010. The increase resulted from increases of $32.5 million in certificates of deposit of $100,000 and over, $31.5 million in interest bearing transaction accounts, $26.8 million in public fund certificates of deposit of $100,000 or more, $19.2 million in other certificates of deposit, $11.2 million in money market accounts, $8.2 million in savings accounts, and $4.4 million in demand deposits.  Offsetting these increases were decreases of $55.0 million in brokered deposits and $3.3 million in CDARS certificates of deposit.

Total short-term borrowings decreased by $35.6 million, or 20.5%, to $138.4 million at June 30, 2011 from $174.1 million at December 31, 2010.  The decrease resulted primarily from decreases of $30.0 million in other borrowings, primarily from short-term advances from the Federal Home Loan Bank of Indianapolis.  In addition, securities sold under agreements to repurchase decreased by $15.0 million.  Offsetting these decreases were increases of $9.0 million in federal funds purchased.

Total equity increased by $12.3 million, or 5.0%, to $259.4 million at June 30, 2011 from $247.1 million at December 31, 2010.  The increase in total equity resulted from net income of $14.0 million, plus the increase in the accumulated other comprehensive income of $2.4 million, less dividends of $5.0 million, plus $647,000 in stock compensation expense, plus $336,000 for stock issued through options exercised (including tax benefit).

The FDIC’s risk-based capital regulations require that all insured banking organizations maintain an 8.0% total risk-based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk-based capital ratio and a 10.0% total risk-based capital ratio. All of the Bank’s ratios continue to be above these “well capitalized” levels. The Federal Reserve also has established minimum regulatory capital requirements for bank holding companies.  As of June 30, 2011, the Company had regulatory capital in excess of these minimum requirements with a Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 10.0%, 12.3% and 13.6%, respectively.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2011. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. As of June 30, 2011, the Company’s potential pretax exposure was within the Company’s policy limit, and not significantly different from December 31, 2010.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2011, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

June 30, 2011

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 30, 2011 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

April 1-30	0	$ 0	0	$ 0
May 1-31	473	21.36	0	0
June 1-30	0	0	0	0

Total	473	$ 21.36	0	$ 0

(a)	The shares purchased during the periods were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares were purchased in the ordinary course of business and consistent with past practice.

Item 3. Defaults Upon Senior Securities

            None

Item 4. Removed and Reserved

Item 5. Other Information

            None

Item 6. Exhibits

10.1	Form of Retirement Transition Agreement between Lakeland Financial Corporation and Charles D. Smith (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 13, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

June 30, 2011

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: August 8, 2011	/s/ Michael L. Kubacki
Michael L. Kubacki – Chief Executive Officer

Date: August 8, 2011	/s/ David M. Findlay
David M. Findlay –President
and Chief Financial Officer

Date: August 8, 2011	/s/ Teresa A. Bartman
Teresa A. Bartman – Senior Vice President-
Finance and Controller