Form 10-Q/A
period 2011-06-30
LAKELAND FINANCIAL CORP
filed 2011-08-16
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer __   Accelerated filer X   Non-accelerated filer__  (do not check if a smaller reporting company)   Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __   No X

Number of shares of common stock outstanding at July 31, 2011:  16,206,919

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Lakeland Financial Corp. for the quarterly period ended June 30, 2011 (the "Form 10-Q"), as filed with the Securities and Exchange Commission on August 9, 2011, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

The interactive data files on Exhibit 101 hereto are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Lakeland Financial Corp. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

June 30, 2011

Part II - Other Information

Item 6. Exhibits

10.1	Form of Retirement Transition Agreement between Lakeland Financial Corporation and Charles D. Smith (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 13, 2011.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2011 and June 30, 2010; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.**

* Previously filed.

** As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: August 16, 2011	/s/ Michael L. Kubacki
Michael L. Kubacki – Chief Executive Officer

Date: August 16, 2011	/s/ David M. Findlay
David M. Findlay –President
and Chief Financial Officer

Date: August 16, 2011	/s/ Teresa A. Bartman
Teresa A. Bartman – Senior Vice President-
Finance and Controller