Form 10-Q
period 2011-09-30
LAKELAND FINANCIAL CORP
filed 2011-11-09
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X       No  _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X   No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer  _   Accelerated filer X    Non-accelerated filer _  (do not check if a smaller reporting company)   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes _     No  X

Number of shares of common stock outstanding at October 31, 2011:  16,214,019

LAKELAND FINANCIAL CORPORATION
Form 10-Q Quarterly Report
Table of Contents

PART I.

PART II.

PART 1
LAKELAND FINANCIAL CORPORATION
ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2011 and December 31, 2010
(in thousands except for share data)

(Page 1 of 2)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and due from banks	$ 54,832	$ 42,513
Short-term investments	46,446	17,628
Total cash and cash equivalents	101,278	60,141

Securities available for sale (carried at fair value)	464,072	442,620
Real estate mortgage loans held for sale	5,444	5,606

Loans, net of allowance for loan losses of $52,073 and $45,007	2,128,935	2,044,952

Land, premises and equipment, net	31,660	30,405
Bank owned life insurance	39,714	38,826
Accrued income receivable	8,895	9,074
Goodwill	4,970	4,970
Other intangible assets	112	153
Other assets	42,358	45,179
Total assets	$ 2,827,438	$ 2,681,926

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2011 and December 31, 2010
(in thousands except for share data)

(Page 2 of 2)

	September 30,	December 31,
	2011	2010
	(Unaudited)
LIABILITIES AND EQUITY

LIABILITIES
Noninterest bearing deposits	$ 323,666	$ 305,107
Interest bearing deposits	2,032,693	1,895,918
Total deposits	2,356,359	2,201,025

Short-term borrowings
Securities sold under agreements to repurchase	139,016	142,015
U.S. Treasury demand notes	2,560	2,037
Other short-term borrowings	0	30,000
Total short-term borrowings	141,576	174,052

Accrued expenses payable	12,795	11,476
Other liabilities	1,893	2,318
Long-term borrowings	15,040	15,041
Subordinated debentures	30,928	30,928
Total liabilities	2,558,591	2,434,840

EQUITY
Common stock: 90,000,000 shares authorized, no par value
16,211,319 shares issued and 16,140,533 outstanding as of September 30, 2011
16,169,119 shares issued and 16,078,420 outstanding as of December 31, 2010	87,015	85,766
Retained earnings	176,154	161,299
Accumulated other comprehensive gain	6,800	1,350
Treasury stock, at cost (2011 - 70,786 shares, 2010 - 90,699 shares)	(1,211)	(1,418)
Total stockholders' equity	268,758	246,997

Noncontrolling interest	89	89
Total equity	268,847	247,086
Total liabilities and equity	$ 2,827,438	$ 2,681,926

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2011 and 2010
(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
NET INTEREST INCOME
Interest and fees on loans
Taxable	$ 26,390	$ 26,381	$ 78,555	$ 77,676
Tax exempt	114	22	357	60
Interest and dividends on securities
Taxable	3,217	4,033	10,635	12,374
Tax exempt	692	669	2,068	2,022
Interest on short-term investments	18	19	114	60
Total interest income	30,431	31,124	91,729	92,192

Interest on deposits	7,090	7,194	20,868	20,642
Interest on borrowings
Short-term	159	150	477	587
Long-term	361	563	1,084	1,633
Total interest expense	7,610	7,907	22,429	22,862

NET INTEREST INCOME	22,821	23,217	69,300	69,330

Provision for loan losses	2,400	6,150	10,900	17,426

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	20,421	17,067	58,400	51,904

NONINTEREST INCOME
Wealth advisory fees	866	784	2,613	2,409
Investment brokerage fees	741	676	2,093	1,692
Service charges on deposit accounts	2,036	2,205	5,938	6,265
Loan, insurance and service fees	1,259	1,100	3,595	3,094
Merchant card fee income	253	263	775	846
Other income	362	491	1,380	1,506
Mortgage banking income	440	774	594	939
Net securities gains (losses)	(1)	4	(167)	4
Other than temporary impairment loss on available-for-sale securities:
Total impairment losses recognized on securities	(33)	(85)	(154)	(337)
Loss recognized in other comprehensive income	0	0	0	0
Net impairment loss recognized in earnings	(33)	(85)	(154)	(337)
Total noninterest income	5,923	6,212	16,667	16,418

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2011 and 2010
(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
NONINTEREST EXPENSE
Salaries and employee benefits	8,611	7,659	24,802	22,729
Occupancy expense	746	711	2,373	2,199
Equipment costs	536	517	1,600	1,568
Data processing fees and supplies	729	1,004	2,820	2,930
Credit card interchange	0	31	2	144
Other expense	2,857	3,707	10,023	10,532
Total noninterest expense	13,479	13,629	41,620	40,102

INCOME BEFORE INCOME TAX EXPENSE	12,865	9,650	33,447	28,220

Income tax expense	4,418	3,129	11,046	9,459

NET INCOME	$ 8,447	$ 6,521	$ 22,401	$ 18,761

Dividends and accretion of discount on preferred stock	0	0	0	3,187

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 8,447	$ 6,521	$ 22,401	$ 15,574

BASIC WEIGHTED AVERAGE COMMON SHARES	16,208,889	16,138,809	16,201,900	16,112,108

BASIC EARNINGS PER COMMON SHARE	$ 0.52	$ 0.40	$ 1.38	$ 0.97

DILUTED WEIGHTED AVERAGE COMMON SHARES	16,324,058	16,232,254	16,309,814	16,205,133

DILUTED EARNINGS PER COMMON SHARE	$ 0.52	$ 0.40	$ 1.37	$ 0.96

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2011 and 2010
(in thousands except for share and per share data)
(Unaudited)

				Accumulated
				Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2010	$ 54,095	$ 83,487	$ 149,945	$ (5,993)	$ (1,540)	$ 279,994
Comprehensive income:
Net income			18,761			18,761
Other comprehensive income (loss), net of tax				9,675		9,675
Comprehensive income						28,436
Common stock cash dividends declared, $.465 per share			(7,489)			(7,489)
Treasury shares purchased under deferred directors' plan
(10,254 shares)		195			(195)	0
Treasury shares sold under deferred directors' plan
(4,477 shares)		(90)			90	0
Stock activity under stock compensation plans (54,108 shares)		580				580
Stock compensation expense		1,212				1,212
Redemption of 56,044 shares preferred stock	(56,044)					(56,044)
Accretion of preferred stock discount	1,949		(1,949)			0
Preferred stock dividend paid and/or accrued			(1,251)			(1,251)
Balance at September 30, 2010	$ 0	$ 85,384	$ 158,017	$ 3,682	$ (1,645)	$ 245,438

Balance at January 1, 2011	$ 0	$ 85,766	$ 161,299	$ 1,350	$ (1,418)	$ 246,997
Comprehensive income:
Net income			22,401			22,401
Other comprehensive income (loss), net of tax				5,450		5,450
Comprehensive income						27,851
Common stock cash dividends declared, $.465 per share			(7,546)			(7,546)
Treasury shares purchased under deferred directors' plan
(10,187 shares)		233			(233)	0
Treasury shares sold under deferred directors' plan
(30,100 shares)		(440)			440	0
Stock activity under stock compensation plans (42,200 shares)		395				395
Stock compensation expense		1,061				1,061
Balance at September 30, 2011	$ 0	$ 87,015	$ 176,154	$ 6,800	$ (1,211)	$ 268,758

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(in thousands)
(Unaudited)
(Page 1 of 2)

	2011	2010
Cash flows from operating activities:
Net income	$ 22,401	$ 18,761
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,660	1,656
Provision for loan losses	10,900	17,426
Loss on sale and write down of other real estate owned	358	118
Amortization of intangible assets	41	41
Amortization of loan servicing rights	427	463
Net change in loan servicing rights valuation allowance	162	180
Loans originated for sale	(48,294)	(56,044)
Net gain on sales of loans	(1,004)	(1,255)
Proceeds from sale of loans	49,086	53,496
Net loss on sales of premises and equipment	17	4
Net loss (gain) on sales of securities available for sale	167	(4)
Impairment on available for sale securities	154	337
Net securities amortization	2,255	1,235
Stock compensation expense	1,061	1,212
Earnings on life insurance	(726)	(763)
Tax benefit of stock option exercises	(96)	(178)
Net change:
Accrued income receivable	179	(579)
Accrued expenses payable	1,259	(1,082)
Other assets	(1,565)	(3,028)
Other liabilities	(192)	408
Total adjustments	15,849	13,643
Net cash from operating activities	38,250	32,404

Cash flows from investing activities:
Proceeds from sale of securities available for sale	73,318	0
Proceeds from maturities, calls and principal paydowns of
securities available for sale	58,668	69,718
Purchases of securities available for sale	(147,042)	(87,929)
Purchase of life insurance	(162)	(21)
Net increase in total loans	(95,690)	(53,098)
Proceeds from sales of land, premises and equipment	33	0
Purchases of land, premises and equipment	(2,965)	(1,288)
Proceeds from sales of other real estate	1,254	1,403
Net cash from investing activities	(112,586)	(71,215)

(Continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(in thousands)
(Unaudited)
(Page 2 of 2)

	2011	2010
Cash flows from financing activities:
Net increase (decrease) in total deposits	155,334	419,162
Net increase (decrease) in short-term borrowings	(32,476)	(244,737)
Payments on long-term borrowings	(1)	(1)
Common dividends paid	(7,533)	(7,502)
Preferred dividends paid	(13)	(1,588)
Redemption of preferred stock	0	(56,044)
Proceeds from stock option exercise	395	580
Purchase of treasury stock	(233)	(195)
Net cash from financing activities	115,473	109,675
Net change in cash and cash equivalents	41,137	70,864
Cash and cash equivalents at beginning of the period	60,141	55,983
Cash and cash equivalents at end of the period	$ 101,278	$ 126,847
Cash paid during the period for:
Interest	$ 22,095	$ 23,877
Income taxes	14,629	13,583
Supplemental non-cash disclosures:
Loans transferred to other real estate	807	4,094

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The 2010 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$ 8,447	$ 6,521	$ 22,401	$ 18,761
Dividends and accretion of discount on preferred stock	0	0	0	3,187
Net income available to common shareholders	$ 8,447	$ 6,521	$ 22,401	$ 15,574

Weighted average shares outstanding for basic earnings per common share	16,208,889	16,138,809	16,201,900	16,112,108
Dilutive effect of stock options, awards and warrants	115,169	93,445	107,914	93,025
Weighted average shares outstanding for diluted earnings per common share	16,324,058	16,232,254	16,309,814	16,205,133

Basic earnings per common share	$ 0.52	$ 0.40	$ 1.38	$ 0.97
Diluted earnings per common share	$ 0.52	$ 0.40	$ 1.37	$ 0.96

Stock options for 70,000 and 95,000 shares for the three-month periods ended September 30, 2011 and September 30, 2010, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.  Stock options for 70,000 and 109,000 shares for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.  In addition, warrants for 198,269 shares for the three-month and nine-month periods ended September 30, 2010, were not considered in computing diluted earnings per share because they were antidilutive.

NOTE 3. LOANS

	September 30,		December 31,
	2011		2010
Commercial and industrial loans:
Working capital lines of credit loans	$ 382,202	17.5%	$ 281,546	13.5%
Non-working capital loans	380,125	17.4	384,138	18.4
Total commercial and industrial loans	762,327	34.9	665,684	31.8

Commercial real estate and multi-family residential loans:
Construction and land development loans	110,493	5.1	106,980	5.1
Owner occupied loans	335,514	15.4	329,760	15.8
Nonowner occupied loans	363,777	16.7	355,393	17.0
Multifamily loans	19,578	0.9	24,158	1.2
Total commercial real estate and multi-family residential loans	829,362	38.0	816,291	39.0

Agri-business and agricultural loans:
Loans secured by farmland	101,978	4.7	111,961	5.4
Loans for agricultural production	92,414	4.2	117,518	5.6
Total agri-business and agricultural loans	194,392	8.9	229,479	11.0

Other commercial loans	58,208	2.7	38,778	1.9
Total commercial loans	1,844,289	84.6	1,750,232	83.7

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	107,026	4.9	103,118	4.9
Open end and junior lien loans	177,940	8.2	182,325	8.7
Residential construction and land development loans	4,380	0.2	4,140	0.2
Total consumer 1-4 family mortgage loans	289,346	13.3	289,583	13.8

Other consumer loans	47,623	2.2	51,123	2.4
Total consumer loans	336,969	15.4	340,706	16.3
Subtotal	2,181,258	100.0%	2,090,938	100.0%
Less: Allowance for loan losses	(52,073)		(45,007)
Net deferred loan fees	(250)		(979)
Loans, net	$2,128,935		$2,044,952

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011:

		Commercial
		Real Estate			Consumer
	Commercial	and Multifamily	Agri-business	Other	1-4 Family	Other
	and Industrial	Residential	and Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended September 30, 2011
Balance July 1,	$ 22,999	$ 20,032	$ 948	$ 560	$ 2,658	$ 605	$ 3,458	$ 51,260
Provision for loan losses	1,171	2,134	(194)	(536)	(272)	294	(197)	2,400
Loans charged-off	(883)	(557)	(103)	0	(292)	(264)	0	(2,099)
Recoveries	465	10	0	0	5	32	0	512
Net loans charged-off	(418)	(547)	(103)	0	(287)	(232)	0	(1,587)
Balance September 30,	$ 23,752	$ 21,619	$ 651	$ 24	$ 2,099	$ 667	$ 3,261	$ 52,073
Nine Months Ended September 30, 2011
Balance January 1,	$ 21,479	$ 15,893	$ 1,318	$ 270	$ 1,694	$ 682	$ 3,671	$ 45,007
Provision for loan losses	3,048	7,362	(564)	(246)	1,390	320	(410)	10,900
Loans charged-off	(1,470)	(1,973)	(103)	0	(1,009)	(493)	0	(5,048)
Recoveries	695	337	0	0	24	158	0	1,214
Net loans charged-off	(775)	(1,636)	(103)	0	(985)	(335)	0	(3,834)
Balance September 30,	$ 23,752	$ 21,619	$ 651	$ 24	$ 2,099	$ 667	$ 3,261	$ 52,073

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 9,809	$ 6,508	$ 236	$ 0	$ 158	$ 0	$ 0	$ 16,711
Collectively evaluated for impairment	13,943	15,111	415	24	1,941	667	3,261	35,362

Total ending allowance balance	$ 23,752	$ 21,619	$ 651	$ 24	$ 2,099	$ 667	$ 3,261	$ 52,073

Loans:
Loans individually evaluated for impairment	$ 25,060	$ 29,693	$ 870	$ 0	$ 2,041	$ 0	$ 0	$ 57,664
Loans collectively evaluated for impairment	737,180	799,574	193,500	58,201	287,282	47,607	0	2,123,344

Total ending loans balance	$ 762,240	$ 829,267	$ 194,370	$ 58,201	$ 289,323	$ 47,607	$ 0	$ 2,181,008

The recorded investment in loans does not include accrued interest.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

Commercial
		Real Estate			Consumer
	Commercial	and Multifamily	Agri-business	Other	1-4 Family	Other
	and Industrial	Residential	and Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 6,911	$ 4,663	$ 301	$ 190	$ 76	$ 0	$ 0	$ 12,141
Collectively evaluated for impairment	14,568	11,230	1,017	80	1,618	682	3,671	32,866

Total ending allowance balance	$ 21,479	$ 15,893	$ 1,318	$ 270	$ 1,694	$ 682	$ 3,671	$ 45,007

Loans:
Loans individually evaluated for impairment	$ 20,988	$ 23,358	$ 1,259	$ 197	$ 2,204	$ 0	$ 0	$ 48,006
Loans collectively evaluated for impairment	644,551	791,715	228,305	38,542	287,729	51,111	0	2,041,953

Total ending loans balance	$ 665,539	$ 815,073	$ 229,564	$ 38,739	$ 289,933	$ 51,111	$ 0	$ 2,089,959

The recorded investment in loans does not include accrued interest.

The following is an analysis of the allowance for loan losses for the three months and nine months ended September 30, 2010:

	Three Months	Nine Months
	ended	ended
	September 30,	September 30,
	2010	2010

Balance at beginning of period	$ 37,364	$ 32,073
Provision for loan losses	6,150	17,426
Loans charged-off	(1,720)	(8,097)
Recoveries	217	609
Net loans charged-off	(1,503)	(7,488)
Balance at end of period	$ 42,011	$ 42,011

	Nine Months ended
	September 30,
	2011	2010

Allowance for loan losses to total loans	2.39%	2.05%

The following table presents loans individually evaluated for impairment as of and for the three-month and nine-month periods ended September 30, 2011:

				Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
						Cash Basis			Cash Basis
	Unpaid		Allowance for	Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Income	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial real estate and multi-family residential loans:
Nonowner occupied loans	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0	$ 567	$ 0	$ 0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	6,098	6,097	3,366	5,466	4	3	5,464	10	9
Non-working capital loans	18,958	18,963	6,443	18,842	152	165	16,857	442	456

Commercial real estate and multi-family residential loans:
Construction and land development loans	986	987	225	1,935	0	0	1,554	0	0
Owner occupied loans	2,904	2,903	1,074	2,634	7	6	2,942	19	18
Nonowner occupied loans	25,801	25,803	5,209	26,001	100	88	22,270	135	123
Multifamily loans	0	0	0	0	0	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	642	641	218	716	0	0	603	0	0
Loans for agricultural production	229	229	18	231	0	0	471	0	0

Other commercial loans	0	0	0	126	0	0	171	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,041	2,041	158	1,888	19	24	1,848	50	46
Open end and junior lien loans	0	0	0	0	0	0	19	0	0
Residential construction loans	0	0	0	0	0	0	0	0	0

Other consumer loans	0	0	0	0	0	0	0	0	0

Total	$ 57,659	$ 57,664	$ 16,711	$ 57,839	$ 282	$ 286	$ 52,766	$ 656	$ 652

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded:
Commercial real estate and multi-family residential loans:
Nonowner occupied loans	$ 870	$ 869	$ 0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,651	5,652	2,944
Non-working capital loans	15,335	15,336	3,967

Commercial real estate and multi-family residential loans:
Construction and land development loans	1,402	1,401	195
Owner occupied loans	2,908	2,909	948
Nonowner occupied loans	18,186	18,179	3,520
Multifamily loans	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	405	406	83
Loans for agricultural production	853	853	218

Other commercial loans	197	197	190

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,067	2,063	75
Open end and junior lien loans	141	141	1
Residential construction loans	0	0	0

Other consumer loans	0	0	0

Total	$ 48,015	$ 48,006	$ 12,141

The recorded investment in loans does not include accrued interest.

The following table presents information on impaired loans for the three and nine months ended September 30, 2010.

	Three Months	Nine Months
	ended	ended
	September 30,	September 30,
	2010	2010

Average of impaired loans during the period	$ 39,498	$ 38,128
Interest income recognized during impairment	113	338
Cash-basis interest income recognized	116	349

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Nonaccrual	Accruing	Nonaccrual	Accruing
Commercial and industrial loans:
Non-impaired watch list loans	$ 137	$ 0	$ 372	$ 0
Working capital lines of credit loans	4,911	0	5,405	0
Non-working capital loans	5,805	28	4,786	0

Commercial real estate and multi-family residential loans:
Non-impaired watch list loans	29	0	26	0
Construction and land development loans	988	0	1,400	0
Owner occupied loans	2,482	0	2,935	0
Nonowner occupied loans	16,984	0	19,049	0
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Non-impaired watch list loans	0	0	0	0
Loans secured by farmland	641	0	406	0
Loans for agricultural production	230	0	878	0

Other commercial loans	0	0	197	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	811	31	842	318
Open end and junior lien loans	169	0	267	0
Residential construction loans	0	0	0	0

Other consumer loans	8	3	20	12

Total	$ 33,195	$ 62	$ 36,583	$ 330

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 by class of loans:

	30-89
	Days		Total	Loans Not
	Past Due	Nonaccrual	Past Due	Past Due	Total
Commercial and industrial loans:
Non-impaired watch list loans	$ 0	$ 137	$ 137	$ 41,811	$ 41,948
Working capital lines of credit loans	161	4,911	5,072	362,976	368,048
Non-working capital loans	121	5,833	5,954	346,290	352,244

Commercial real estate and multi-family residential loans:
Non-impaired watch list loans	0	29	29	64,037	64,066
Construction and land development loans	0	988	988	91,656	92,644
Owner occupied loans	186	2,482	2,668	310,254	312,922
Nonowner occupied loans	313	16,984	17,297	324,024	341,321
Multifamily loans	0	0	0	18,314	18,314

Agri-business and agricultural loans:
Non-impaired watch list loans	0	0	0	1,073	1,073
Loans secured by farmland	128	641	769	100,124	100,893
Loans for agricultural production	0	230	230	92,174	92,404

Other commercial loans	0	0	0	58,201	58,201

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,066	842	2,908	104,106	107,014
Open end and junior lien loans	246	169	415	177,504	177,919
Residential construction loans	0	0	0	4,390	4,390

Other consumer loans	143	11	154	47,453	47,607

Total	$ 3,364	$ 33,257	$ 36,621	$ 2,144,387	$ 2,181,008

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	30-89	Greater than
	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total

Commercial and industrial loans:
Non-impaired watch list loans	$ 0	$ 372	$ 372	$ 54,977	$ 55,349
Working capital lines of credit loans	0	5,405	5,405	261,556	266,961
Non-working capital loans	462	4,786	5,248	337,981	343,229

Commercial real estate and multi-family residential loans:
Non-impaired watch list loans	0	26	26	60,473	60,499
Construction and land development loans	0	1,400	1,400	88,089	89,489
Owner occupied loans	27	2,935	2,962	304,702	307,664
Nonowner occupied loans	0	19,049	19,049	314,245	333,294
Multifamily loans	0	0	0	24,127	24,127

Agri-business and agricultural loans:
Non-impaired watch list loans	0	0	0	4,131	4,131
Loans secured by farmland	0	406	406	109,465	109,871
Loans for agricultural production	0	878	878	114,684	115,562

Other commercial loans	0	197	197	38,542	38,739

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,333	1,160	3,493	99,405	102,898
Open end and junior lien loans	237	267	504	182,395	182,899
Residential construction loans	0	0	0	4,136	4,136

Other consumer loans	145	32	177	50,934	51,111

Total	$ 3,204	$ 36,913	$ 40,117	$ 2,049,842	$ 2,089,959

The recorded investment in loans does not include accrued interest.

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $9.5 million and $4.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and December 31, 2010. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	September 30,	December 31,
	2011	2010
Accruing troubled debt restructured loans	$ 22,428	$ 8,547
Nonaccrual troubled debt restructured loans	9,300	6,091
Total troubled debt restructured loans	$ 31,728	$ 14,638

During the three and nine month periods ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modified terms of these loans included one or a combination of the following: a reduction of the stated interest rate of the loan; a modification of repayment terms that delays principal repayment for some period; or inadequate compensation for the terms of the restructure.

Renegotiated interest rates include loans with a reduction in rate for a short-term (part of the remaining life of the loan) or long-term (life of loan). Included are modifications to borrowers at a rate that is readily available in the market, but to borrowers who would not have qualified for the terms offered in the modification without a concession being granted. Also included are borrowers who received interest rate concessions that are below market rates.

Delays in principal repayment include loans which were intended to be amortizing during the period, but due to financial hardship these borrowers were unable to meet the original or intended repayment terms. These include loans with principal deferrals for a prolonged period or those with modified payments which are an exception to bank policy.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three and nine month periods ending September 30, 2011:

	Modifications
	Nine Months Ended September 30, 2011

	All Modifications			Interest Rate Reductions			Modified Repayment Terms

		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Interest at	Interest at		Extension
	Number of	Recorded	Recorded	Number of	Pre-Modification	Post-Modification	Number of	Period or
	Loans	Investment	Investment	Loans	Rate	Rate	Loans	Range
								(in months)
Troubled Debt Restructurings

Commercial and industrial loans:
Working capital lines of credit loans	3	$ 639	$ 639	0	$ 0	$ 0	3	11-60
Non-working capital loans	4	5,551	5,625	0	0	0	4	12-36

Commercial real estate and multi-family residential loans:
Owner occupied loans	5	1,788	1,787	0	0	0	5	20-70
Nonowner occupied loans	3	8,550	8,550	0	0	0	3	9-26

Agri-business and agricultural loans:
Loans secured by farmland	1	270	270	0	0	0	1	22

Consumer 1-4 family loans:
Closed end first mortgage loans	5	394	399	5	402	324	0	0

Total	21	$ 17,192	$ 17,270	5	$ 402	$ 324	16	9-70

	Modifications
	Three Months Ended September 30, 2011

	All Modifications			Interest Rate Reductions			Modified Repayment Terms

		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Interest at	Interest at		Extension
	Number of	Recorded	Recorded	Number of	Pre-Modification	Post-Modification	Number of	Period
	Loans	Investment	Investment	Loans	Rate	Rate	Loans	Pre-Modification

Troubled Debt Restructurings

Commercial and industrial loans:
Non-working capital loans	2	$ 3,545	$ 3,546	0	$ 0	$ 0	2	12

Commercial real estate and multi-family residential loans:
Nonowner occupied loans	2	7,493	7,493	0	0	0	2	24-26

Total	4	$ 11,038	$ 11,039	0	$ 0	$ 0	4	12-26

All of the commercial and industrial loan troubled debt restructurings described above also had inadequate compensation of additional collateral as part of the restructuring.

For the three month period ending September 30, 2011 the commercial and industrial loan troubled debt restructurings described above increased the allowance for loan losses by $76,000, the commercial real estate and multi-family residential loan troubled debt restructurings described above increased the allowance for loan losses by $378,000, the agri-business and agricultural loan troubled debt restructurings described above increased the allowance for loan losses by $2,000 and the consumer 1-4 family loan troubled debt restructurings described above increased the allowance for loan losses by $58,000.

For the nine month period ending September 30, 2011 the commercial and industrial loan troubled debt restructurings described above increased the allowance for loan losses by $124,000, the commercial real estate and multi-family residential loan troubled debt restructurings described above increased the allowance for loan losses by $674,000, the agri-business and agricultural loan troubled debt restructurings described above increased the allowance for loan losses by $9,000 and the consumer 1-4 family loan troubled debt restructurings described above increased the allowance for loan losses by $88,000.

The commercial real estate and multi-family residential loan troubled debt restructurings described above also resulted in charge offs of $0 and $487,000 during the three and nine month periods ending September 30, 2011.  No charge offs resulted from any other troubled debt restructurings described above during the three and nine month periods ending September 30, 2011
.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine month periods ending September 30, 2011:

	Modifications
	Three and Nine Months ended September 30, 2011

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011

	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment

Troubled Debt Restructurings that Subsequently Defaulted

Consumer 1-4 family loans:
Closed end first mortgage loans	3	$ 258	3	$ 258

Total	3	$ 258	3	$ 258

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $6,000 and did not result in any charge offs during the three and nine month periods ending September 30, 2011.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans.  Loans listed as not rated are consumer loans included in groups of homogenous loans.  As of September 30, 2011 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial and industrial loans:
Non-impaired watch list loans	$ 0	$ 14,707	$ 27,070	$ 171	$ 0
Working capital lines of credit loans	361,935	0	5,947	150	16
Non-working capital loans	331,759	8,758	10,111	94	1,522

Commercial real estate and multi-family residential loans:
Non-impaired watch list loans	2	21,557	42,507	0	0
Construction and land development loans	91,656	0	988	0	0
Owner occupied loans	309,927	0	2,903	0	92
Nonowner occupied loans	315,518	3,438	22,365	0	0
Multifamily loans	18,314	0	0	0	0

Agri-business and agricultural loans:
Non-impaired watch list loans	0	70	1,003	0	0
Loans secured by farmland	100,231	0	641	0	21
Loans for agricultural production	91,952	0	230	0	222

Other commercial loans	58,116	85	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	20,755	54	410	0	85,795
Open end and junior lien loans	11,525	300	0	0	166,094
Residential construction loans	0	0	0	0	4,390

Other consumer loans	8,852	319	497	0	37,939

Total	$ 1,720,542	$ 49,288	$ 114,672	$ 415	$ 296,091

The recorded investment in loans does not include accrued interest.

As of December 31, 2010 the risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated

Commercial and industrial loans:
Non-impaired watch list loans	$ 0	$ 22,282	$ 33,067	$ 0	$ 0
Working capital lines of credit loans	261,210	0	5,751	0	0
Non-working capital loans	325,976	0	15,327	0	1,926

Commercial real estate and multi-family residential loans:
Non-impaired watch list loans	0	23,722	36,777	0	0
Construction and land development loans	88,088	0	1,401	0	0
Owner occupied loans	304,661	0	2,911	0	92
Nonowner occupied loans	314,247	0	19,047	0	0
Multifamily loans	24,127	0	0	0	0

Agri-business and agricultural loans:
Non-impaired watch list loans	0	2,008	2,123	0	0
Loans secured by farmland	109,444	0	405	0	22
Loans for agricultural production	114,495	0	853	0	214

Other commercial loans	38,400	0	339	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	17,398	427	1,386	0	83,687
Open end and junior lien loans	13,380	0	178	0	169,341
Residential construction loans	0	0	0	0	4,136

Other consumer loans	9,394	0	497	0	41,220

Total	$ 1,620,820	$ 48,439	$ 120,062	$ 0	$ 300,638

The recorded investment in loans does not include accrued interest.

NOTE 5. SECURITIES

Information related to the fair value and amortized cost of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) is provided in the tables below.

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gain	Losses	Cost
September 30, 2011
U.S. Treasury securities	$ 1,057	$ 54	$ 0	$ 1,003
U.S. Government sponsored agencies	5,241	206	0	5,035
Agency residential mortgage-backed securities	345,941	11,526	(366)	334,781
Non-agency residential mortgage-backed securities	35,207	217	(2,356)	37,346
State and municipal securities	76,626	4,414	(10)	72,222
Total	$ 464,072	$ 16,417	$ (2,732)	$ 450,387

December 31, 2010
U.S. Treasury securities	$ 1,036	$ 32	$ 0	$ 1,004
Agency residential mortgage-backed securities	308,851	10,422	(837)	299,266
Non-agency residential mortgage-backed securities	62,773	331	(6,136)	68,578
State and municipal securities	69,960	1,538	(637)	69,059
Total	$ 442,620	$ 12,323	$ (7,610)	$ 437,907

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of September 30, 2011 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

	Fair	Amortized
	Value	Cost
Due in one year or less	$ 1,576	$ 1,567
Due after one year through five years	20,805	19,681
Due after five years through ten years	35,005	32,843
Due after ten years	25,538	24,169
	82,924	78,260
Mortgage-backed securities	381,148	372,127
Total debt securities	$ 464,072	$ 450,387

Information regarding security proceeds, gross gains and gross losses are presented below.

	Nine months ended September 30,
	2011	2010
Sales of securities available for sale
Proceeds	$ 73,318	$ 0
Gross gains	4,005	0
Gross losses	(4,171)	0

	Three months ended September 30,
	2011	2010
Sales of securities available for sale
Proceeds	$ 0	$ 0
Gross gains	0	0
Gross losses	0	0

The Company sold 36 securities with a total book value of $73.5 million and a total fair value of $73.3 million during the first nine months of 2011.  The sales were related to a strategic realignment of the securities portfolio, and included six of the seven non-agency residential mortgage backed securities on which the Company had previously recognized other-than-temporary impairment.  There were no securities sales during the first nine months of 2010.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over estimated lives for mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $249.8 million and $243.9 million were pledged as of September 30, 2011 and 2010, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of September 30, 2011 and December 31, 2010 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2011

U.S. Treasury securities	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Agency residential mortgage-backed securities	60,725	347	4,874	19	65,599	366
Non-agency residential mortgage-backed securities	3,101	4	26,047	2,352	29,148	2,356
State and municipal securities	312	3	1,003	7	1,315	10
Total temporarily impaired	$ 64,138	$ 354	$ 31,924	$ 2,378	$ 96,062	$ 2,732

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2010

U.S. Treasury securities	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Agency residential mortgage-backed securities	55,193	821	4,170	16	59,363	837
Non-agency residential mortgage-backed securities	1,607	2	50,786	6,134	52,393	6,136
State and municipal securities	15,811	577	422	60	16,233	637
Total temporarily impaired	$ 72,611	$ 1,400	$ 55,378	$ 6,210	$ 127,989	$ 7,610

The number of securities with unrealized losses as of September 30, 2011 and December 31, 2010 is presented below.

	Less than	12 months
	12 months	or more	Total
September 30, 2011

U.S. Treasury securities	0	0	0
Agency residential mortgage-backed securities	18	1	19
Non-agency residential mortgage-backed securities	0	10	10
State and municipal securities	2	2	4
Total temporarily impaired	20	13	33

December 31, 2010

U.S. Treasury securities	0	0	0
Agency residential mortgage-backed securities	13	1	14
Non-agency residential mortgage-backed securities	1	18	19
State and municipal securities	35	1	36
Total temporarily impaired	49	20	69

All of the following are considered to determine whether or not the impairment of these securities is other-than-temporary. Ninety-four percent of the securities are backed by the U.S. Government, government agencies, government sponsored agencies or are A rated or better, except for certain non-local municipal securities which are not rated. Mortgage-backed securities which are not issued by the U.S. Government or government sponsored agencies (non-agency residential mortgage-backed securities) met specific criteria set by the Asset Liability Management Committee at their time of purchase, including having the highest rating available by either Moody’s or S&P. None of the securities have call provisions (with the exception of the municipal securities) and payments as originally agreed have been received. For the government, government-sponsored agency and municipal securities, management did not have concerns of credit losses and there was nothing to indicate that full principal will not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold, which at this time management does not have the intent to sell nor will it more likely than not be required to sell these securities before the recovery of their amortized cost basis.

As of September 30, 2011, the Company had $35.2 million of collateralized mortgage obligations which were not issued by the federal government or government sponsored agencies, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. At December 31, 2010, the Company had $62.8 million of these collateralized mortgage obligations.  During the first quarter of 2011, the Company sold eight of the non-agency residential mortgage backed securities as part of a strategic realignment of the investment portfolio.  The securities sold had a book value of $21.9 million and a fair value of $17.7 million.  The sales included six of the seven non-agency residential mortgage backed securities on which the Company had previously recognized other-than-temporary impairment.  Two of the 15 remaining non-agency residential mortgage backed securities were still rated AAA/Aaa as of September 30, 2011, but 13 were downgraded by S&P, Fitch and/or Moody’s, including 10 which were ranked below investment grade by one or more rating agencies.  Of the five securities rated AAA/Aaa at December 31, 2010, three have been downgraded, but were still rated as investment grade.  Of the 10 that were below AAA/Aaa at December 31, 2010, three incurred further downgrades.

For these non-agency residential mortgage-backed securities, additional analysis is performed to determine if the impairment is temporary or other-than-temporary in which case impairment would need to be recorded for these securities. The Company performs an independent analysis of the cash flows of the individual securities based upon assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses.  Based upon the initial review, securities may be identified for further analysis computing the net present value using an appropriate discount rate (the current accounting yield) and comparing it to the book value of the security to determine if there is any other-than-temporary impairment that must be recorded. Based on this analysis of the non-agency residential mortgage-backed securities, the Company recorded an other-than-temporary impairment of $33,000 and $154,000, respectively, relating to one security in the three-months and nine-months ended September 30, 2011, which is equal to the credit loss, establishing a new, lower amortized cost basis.  Because management did not have the intent to sell these securities nor did management believe that it was more likely than not they would be required to sell these securities before the recovery of their new, lower amortized cost basis, management did not consider the remaining unrealized losses of the investment securities to be other-than-temporarily impaired at September 30, 2011.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.  The table represents the three months and nine months ended September 30, 2011 and 2010.

Accumulated
Three Months Ended September 30, 2011	Credit Losses
Balance July 1, 2011	$ 194
Sales of securities for which other-than-temporary impairment losses were previously recognized	0
Additional increases to the amount of credit loss for which other-than-temporary impairment was previously recognized	33
Balance September 30, 2011	$ 227

Accumulated
Three Months Ended September 30, 2010	Credit Losses
Balance July 1, 2010	$ 477
Additions related to other-than-temporary impairment losses not previously recognized	61
Additional increases to the amount of credit loss for which other-than-temporary impairment was previously recognized	24
Balance September 30, 2010	$ 562

Accumulated
Nine Months Ended September 30, 2011	Credit Losses
Balance January 1, 2011	$ 1,812
Sales of securities for which other-than-temporary impairment losses were previously recognized	(1,739)
Additional increases to the amount of credit loss for which other-than-temporary impairment was previously recognized	154
Balance September 30, 2011	$ 227

Accumulated
Nine Months Ended September 30, 2010	Credit Losses
Balance January 1, 2010	$ 225
Additions related to other-than-temporary impairment losses not previously recognized	113
Additional increases to the amount of credit loss for which other-than-temporary impairment was previously recognized	224
Balance September 30, 2010	$ 562

Information on securities with at least one rating below investment grade as of September 30, 2011 is presented below.

							September 30, 2011	1-Month	3-Month	6-Month
		Other Than	September 30, 2011				Lowest	Constant	Constant	Constant
		Temporary	Par	Amortized	Fair	Unrealized	Credit	Default	Default	Default	Credit
Description	CUSIP	Impairment	Value	Cost	Value	Gain/(Loss)	Rating	Rate	Rate	Rate	Support
CWHL 2006-18 2A7	12543WAJ7	$ 0	$ 3,110	$ 3,050	$ 2,758	$ (292)	CC	0.00	0.00	0.73	3.43
CWALT 2005-46CB A1	12667G6U2	0	3,664	3,493	3,045	(448)	CC	3.08	2.43	1.96	3.57
CWALT 2005-J8 1A3	12667GJ20	0	5,207	4,993	4,538	(455)	CC	0.00	1.74	3.63	6.86
CHASE 2005-S3 A4	16162WNE5	0	605	601	601	0	B1	7.73	4.76	3.39	3.99
CHASE 2006-S3 1A5	16162XAE7	0	1,568	1,565	1,480	(85)	CC	5.84	4.26	4.72	2.58
CMSI 2007-6 1A5	173103AE2	0	2,733	2,731	2,693	(38)	B1	4.56	2.48	1.78	6.76
GSR 2006-10F 1A1	36266WAC6	0	4,221	3,926	3,643	(283)	CC	6.57	2.24	1.10	2.92
MALT 2004-6 7A1	576434SK1	0	3,124	3,105	3,101	(4)	BB	0.00	0.00	0.00	11.25
MANA 2007-F1 1A1	59023YAA2	0	2,465	2,417	1,991	(426)	D	0.00	0.00	0.00	0.00
RFMSI 2006-S5 A14	74957EAP2	227	2,806	2,524	2,237	(287)	CC	4.05	6.03	4.83	0.00
		$ 227	$ 29,503	$ 28,405	$ 26,087	$ (2,318)

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

NOTE 6. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost

	Nine Months Ended September 30,
	Pension Benefits		SERP Benefits
	2011	2010	2011	2010
Interest cost	$ 105	$ 106	$ 46	$ 51
Expected return on plan assets	(119)	(125)	(60)	(61)
Recognized net actuarial (gain) loss	80	63	52	44
Net pension expense (benefit)	$ 66	$ 44	$ 38	$ 34

	Three Months Ended September 30,
	Pension Benefits		SERP Benefits
	2011	2010	2011	2010
Interest cost	$ 33	$ 38	$ 12	$ 17
Expected return on plan assets	(41)	(47)	(20)	(19)
Recognized net actuarial (gain) loss	40	13	22	16
Net pension expense (benefit)	$ 32	$ 4	$ 14	$ 14

The Company previously disclosed in its financial statements for the year ended December 31, 2010 that it did not expect to contribute to its pension in 2011 and did expect to contribute $90,000 to its SERP plan in 2011.  No contributions were made to the pension plan and $90,000 was contributed to the SERP plan as of September 30, 2011.

NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011.  The amendments in ASU No. 2011-01 defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring.  As the provisions of this ASU only deferred the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU did not have a material impact on the Company’s statements of income and condition.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 were effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 did not have a material impact on the Company’s statements of income and condition.

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

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.”  The provisions of ASU No. 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further impairment testing is required.  ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount.  The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU No. 2011-08 is not expected to have a material impact on the Company’s statements of income and condition.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities:  Securities available for sale are valued primarily by a third party pricing service. The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). These models utilize the market approach with standard inputs that include, but are not limited to benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. There were no transfers from or into Level 1, Level 2 or Level 3 during the first nine months of 2011.

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

Mortgage servicing rights:  As of September 30, 2011 the fair value of the Company’s Level 3 servicing assets for residential mortgage loans was $1.9 million, some of which are not currently impaired and therefore carried at amortized cost.  These residential mortgage loans have a weighted average interest rate of 5.08%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana.  A valuation model is used to estimate fair value, which is based on an income approach.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.  The most significant assumption used to value mortgage servicing rights is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment rates.  At September 30, 2011 the constant prepayment speed (PSA) used was 420 and the discount rate used was 9.2%.  At September 30, 2010 the constant prepayment speed (PSA) used was 433 and the discount rate used was 9.5%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	September 30, 2011
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
U.S. Treasury securities	$ 1,057	$ 0	$ 0	$ 1,057
U.S. Government sponsored agencies	0	5,241	0	5,241
Agency residential mortgage-backed securities	0	345,941	0	345,941
Non-agency residential mortgage-backed securities	0	35,207	0	35,207
State and municipal securities	0	76,626	0	76,626
Total Securities	1,057	463,015	0	464,072

Mortgage banking derivative	0	535	0	535

Total assets	$ 1,057	$ 463,550	$ 0	$ 464,607

	December 31, 2010
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
U.S. Treasury securities	$ 1,036	$ 0	$ 0	$ 1,036
Agency residential mortgage-backed securities	0	308,851	0	308,851
Non-agency residential mortgage-backed securities	0	62,773	0	62,773
State and municipal securities	0	69,960	0	69,960
Total Securities	1,036	441,584	0	442,620

Mortgage banking derivative	0	357	0	357

Total assets	$ 1,036	$ 441,941	$ 0	$ 442,977

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	September 30, 2011
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 2,731	$ 2,731
Non-working capital loans	0	0	11,595	11,595

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	762	762
Owner occupied loans	0	0	1,829	1,829
Nonowner occupied loans	0	0	20,594	20,594
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	0	0	423	423
Loans for agricultural production	0	0	211	211

Other commercial loans	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	1,672	1,672
Open end and junior lien loans	0	0	0	0
Residential construction loans	0	0	0	0

Other consumer loans	0	0	0	0

Total impaired loans	$ 0	$ 0	$ 39,817	$ 39,817

Mortgage servicing rights	0	0	1,578	1,578
Other real estate owned	0	0	58	58

Total assets	$ 0	$ 0	$ 41,453	$ 41,453

	December 31, 2010
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 2,708	$ 2,708
Non-working capital loans	0	0	4,990	4,990

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	1,207	1,207
Owner occupied loans	0	0	1,960	1,960
Nonowner occupied loans	0	0	14,666	14,666
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	0	0	322	322
Loans for agricultural production	0	0	635	635

Other commercial loans	0	0	7	7

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	815	815
Open end and junior lien loans	0	0	140	140
Residential construction loans	0	0	0	0

Other consumer loans	0	0	0	0

Total impaired loans	$ 0	$ 0	$ 27,450	$ 27,450

Mortgage servicing rights	0	0	11	11

Total assets	$ 0	$ 0	$ 27,461	$ 27,461

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $56.4 million, with a valuation allowance of $16.6 million, resulting in additional provision for loan losses of $5.3 million and $1.8 million, respectively, for the nine months and three months ended September 30, 2011.  In addition, $162,000 and $169,000, respectively, in impairment of mortgage servicing rights, measured using Level 3 inputs within the fair value hierarchy, was recognized during the nine months and three months ended September 30, 2011.  The Company also recognized $76,000 and $56,000, respectively, in reduction in the value of other real estate owned during the nine months and three months ended September 30, 2011.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and cash equivalents	$ 101,278	$ 101,278	$ 60,141	$ 60,141
Securities available for sale	464,072	464,072	442,620	442,620
Real estate mortgages held for sale	5,444	5,512	5,606	5,661
Loans, net	2,128,935	2,140,317	2,044,952	2,041,812
Federal Home Loan Bank stock	7,313	N/A	8,511	N/A
Federal Reserve Bank stock	3,420	N/A	3,420	N/A
Accrued interest receivable	8,887	8,887	9,064	9,064
Financial Liabilities:
Certificates of deposit	(971,656)	(983,571)	(949,559)	(962,456)
All other deposits	(1,384,703)	(1,384,703)	(1,251,466)	(1,251,466)
Securities sold under agreements to repurchase	(139,016)	(139,016)	(142,015)	(142,015)
Other short-term borrowings	(2,560)	(2,560)	(32,037)	(32,037)
Long-term borrowings	(15,040)	(16,186)	(15,041)	(15,991)
Subordinated debentures	(30,928)	(31,207)	(30,928)	(31,242)
Standby letters of credit	(291)	(291)	(321)	(321)
Accrued interest payable	(5,315)	(5,315)	(4,978)	(4,978)

For purposes of the above disclosures of estimated fair value, the following assumptions were used as of September 30, 2011 and December 31, 2010. The estimated fair value for cash and cash equivalents, demand and savings deposits, variable rate loans, variable rate short term borrowings and accrued interest is considered to approximate cost. The fair value of Federal Home Loan Bank and Federal Reserve Bank stock is not determinable as there are restrictions on its transferability. The estimated fair value for fixed rate loans, certificates of deposit and fixed rate borrowings is based on discounted cash flows using current market rates applied to the estimated life. Real estate mortgages held for sale are based upon the actual contracted price for those loans sold but not yet delivered, or the current Federal Home Loan Mortgage Corporation price for normal delivery of mortgages with similar coupons and maturities at year-end. The fair value of subordinated debentures is based on the rates currently available to the Company with similar term and remaining maturity and credit spread. The fair value of off-balance sheet items is based on the current fees or costs that would be charged to enter into or terminate such arrangements. The estimated fair value of other financial instruments approximate cost and are not considered significant to this presentation.

NOTE 9. COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available-for-sale and changes in the funded status of pension plans which are also recognized as separate components of equity.  Following is a summary of other comprehensive income for the three months and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$ 8,447	$ 6,521	$ 22,401	$ 18,761
Other comprehensive income
Change in securities available for sale:
Unrealized holding gain on securities available for sale
arising during the period	4,857	5,092	8,651	15,731
Reclassification adjustment for (gains)/losses included in net income	1	(4)	167	(4)
Reclassification adjustment for other than temporary impairment	33	85	154	337
Net securities gain activity during the period	4,891	5,173	8,972	16,064
Tax effect	(1,889)	(2,027)	(3,462)	(6,431)
Net of tax amount	3,002	3,146	5,510	9,633
Defined benefit pension plans:
Net gain(loss) on defined benefit pension plans	0	0	(233)	(35)
Amortization of net actuarial loss	62	29	132	107
Net gain /(loss) activity during the period	62	29	(102)	72
Tax effect	(26)	(13)	41	(30)
Net of tax amount	36	16	(60)	42

Total other comprehensive income, net of tax	3,038	3,162	5,450	9,675

Comprehensive income	$ 11,485	$ 9,683	$ 27,851	$ 28,436

The following table summarizes the changes within each classification of accumulated other comprehensive income for the nine months ended September 30, 2011 and 2010:

		Current
	Balance	Period	Balance
	at December 31, 2010	Change	at September 30, 2011
Unrealized gain on securities available for sale
without other than temporary impairment	$ 4,285	$ 4,372	$ 8,657
Unrealized loss on securities available for sale
with other than temporary impairment	(1,425)	1,138	(287)

Total unrealized loss on securities available for sale	2,860	5,510	8,370

Unrealized loss on defined benefit pension plans	(1,510)	(60)	(1,570)

Total	$ 1,350	$ 5,450	$ 6,800

		Current
	Balance	Period	Balance
	at December 31, 2009	Change	at September 30, 2010
Unrealized gain (loss) on securities available for sale
without other than temporary impairment	$ (2,814)	$ 9,586	$ 6,772
Unrealized loss on securities available for sale
with other than temporary impairment	(1,606)	47	(1,559)

Total unrealized loss on securities available for sale	(4,420)	9,633	5,213

Unrealized loss on defined benefit pension plans	(1,573)	42	(1,531)

Total	$ (5,993)	$ 9,675	$ 3,682

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

Part 1
LAKELAND FINANCIAL CORPORATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
and
RESULTS OF OPERATIONS

September 30, 2011

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 43 offices in 12 counties in Northern Indiana and a loan production office in Indianapolis, Indiana. The Company earned $22.4 million for the first nine months of 2011, versus $18.8 million in the same period of 2010, an increase of 19.4%.  Net income was positively impacted by a $6.5 million decrease in the provision for loan losses and an increase in noninterest income of $249,000.  Offsetting these positive impacts were an increase of $1.5 million in noninterest expense and a decrease in net interest income of $30,000.  Basic earnings per common share for the first nine months of 2011 were $1.38 per share, versus $0.97 per share for the first nine months of 2010.  Diluted earnings per common share reflect the potential dilutive impact of stock options, stock awards and warrants.  Diluted earnings per common share for the first nine months of 2011 were $1.37 per share, versus $0.96 for the first nine months of 2010.  Basic and diluted earnings per common share for the first nine months of 2010 were impacted by $3.2 million in dividends and accretion of discount on preferred stock.  The Company redeemed the preferred stock, which had been issued to the U.S. Treasury under the Capital Purchase Program, in the second quarter of 2010.

Net income for the third quarter of 2011 was $8.4 million, an increase of 29.5% versus $6.5 million for the comparable period of 2010.  The increase was driven by a $3.8 million decrease in the provision for loan losses as well as a $150,000 decrease in noninterest expense.  Offsetting these positive impacts was a decrease of $396,000 in net interest income, as well as a decrease of $289,000 in noninterest income.  Basic earnings per common share for the third quarter of 2011 were $0.52 per share, versus $0.40 per share for the third quarter of 2010.  Diluted earnings per common share for the third quarter of 2011 were $0.52 per share, versus $0.40 per share for the third quarter of 2010.

RESULTS OF OPERATIONS

Net Interest Income

For the nine-month period ended September 30, 2011, net interest income totaled $69.3 million, substantially unchanged from the first nine months of 2010.  During the nine-month period ended September 30, 2011, average earning assets increased by $119.7 million, or 4.8%, to $2.616 billion.  The Company’s net interest margin was 3.60% for the nine-month period ended September 30, 2011, versus 3.77% for the comparable period in 2010.  For the three-month period ended September 30, 2011, net interest income totaled $22.8 million, a decrease of 1.7%, or $396,000, versus the third quarter of 2010.  This decrease was primarily due to a 22 basis point decrease in the Company’s net interest margin to 3.48% for the three-month period ended September 30, 2011, versus 3.70% for the comparable period of 2010.  Average earning assets increased $111.0 million, or 4.4%, to $2.640 billion in the third quarter of 2011, versus the third quarter of 2010.

Given the Company’s mix of interest earning assets and interest bearing liabilities at September 30, 2011, the Company would generally be considered to have a relatively neutral balance sheet structure.  The Company’s balance sheet structure would normally be expected to produce a stable or declining net interest margin in a declining rate environment.  As the Company’s balance sheet has become more neutral in structure, management believes rate movements and other factors such as deposit mix, market deposit rate pricing and non-bank deposit products could have an impact on net interest margin.  Over time, the Company’s mix of deposits has shifted to more reliance on transaction accounts such as Rewards Checking, as well as the Rewards Savings product and corporate and public fund money market and repurchase agreements, which generally carry a higher interest rate cost than other types of interest bearing deposits.

During the first nine months of 2011, total interest and dividend income decreased by $463,000, or 0.5%, to $91.7 million, versus $92.2 million during the first nine months of 2010.  This decrease was primarily the result of a 24 basis point decrease in the tax equivalent yield on average earning assets to 4.8%, versus 5.0% for the same period of 2010.  Average earning assets increased by $119.7 million, or 4.8%, during the first nine months of 2011 versus the same period of 2010.  During the third quarter of 2011, total interest and dividend income decreased by $693,000, or 2.2%, to $30.4 million, versus $31.1 million during the third quarter of 2010.  This decrease was primarily the result of a 31 basis point decrease in the tax equivalent yield on average earning assets to 4.6% in the third quarter of 2011, versus 4.9% for the same period of 2010.  Average earning assets increased by $111.0 million, or 4.4%, in the third quarter of 2011 versus the same period of 2010.

During the first nine months of 2011, loan interest income increased by $1.2 million, or 1.5%, to $78.9 million, versus $77.7 million during the first nine months of 2010. The increase was driven by a $93.5 million, or 4.6%, increase in average daily loan balances.  During the third quarter of 2011, loan interest income increased by $101,000, or 0.4%, to $26.5 million, versus $26.4 million during the third quarter of 2010. The increase was driven by a $99.8 million, or 4.8%, increase in average daily loan balances.

The average daily securities balances for the first nine months of 2011 increased $15.8 million, or 3.7%, to $441.8 million, versus $426.0 million for the same period of 2010. During the same periods, income from securities decreased by $1.7 million, or 11.8%, to $12.7 million versus $14.4 million during the first nine months of 2010.  The decrease was primarily the result of a 67 basis point decrease in the tax equivalent yield on securities, to 4.2%, versus 4.8% in the first nine months of 2010.  The average daily securities balances for the third quarter of 2011 increased $21.1 million, or 4.9%, to $457.4 million, versus $436.2 million for the same period of 2010. During the same periods, income from securities decreased by $793,000, or 16.9%, to $3.9 million versus $4.7 million during the third quarter of 2010.  The decrease was primarily the result of an 89 basis point decrease in the tax equivalent yield on securities, to 3.7%, versus 4.6% in the third quarter of 2010.

Despite the Company’s change in deposit mix to include higher costing deposit types, total interest expense decreased $433,000, or 1.9%, to $22.4 million for the nine-month period ended September 30, 2011, from $22.9 million for the comparable period in 2010. The decrease was primarily the result of a ten basis point decrease in the Company’s daily cost of funds to 1.4%, versus 1.5% for the same period of 2010.  This decrease was generally caused by lower competitive interest rates in the Company’s market areas than were present in early 2010.  Total interest expense decreased $297,000, or 3.8%, to $7.6 million for the third quarter of 2011, versus $7.9 million for the third quarter of 2010.  The decrease was primarily the result of a 10 basis point decrease in the Company’s cost of funds to 1.4%, from 1.5% for the same period of 2010.

On an average daily basis, total deposits (including demand deposits) increased $205.4 million, or 9.8%, to $2.292 billion for the nine-month period ended September 30, 2011, versus $2.087 billion during the same period in 2010.  The average daily balances for the third quarter of 2011 increased $112.2 million, or 5.1%, to $2.316 billion from $2.204 billion during the third quarter of 2010.  On an average daily basis, noninterest bearing demand deposits were $302.2 million for the nine-month period ended September 30, 2011, versus $257.1 million for the same period in 2010.  The average daily noninterest bearing demand deposit balances for the third quarter of 2011 were $317.9 million, versus $277.3 million for the third quarter of 2010.  On an average daily basis, interest bearing transaction accounts increased $167.9 million, or 24.8%, to $844.5 million for the nine-month period ended September 30, 2011, versus the same period in 2010.  Average daily interest bearing transaction accounts increased $144.3 million, or 20.4%, to $850.3 million for the third quarter of 2011, versus $706.0 million for the third quarter of 2010.  When comparing the nine months ended September 30, 2011 with the same period of 2010, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and non-Rewards Checking transaction accounts, decreased $62.8 million.  The average rate paid on time deposit accounts decreased 15 basis points to 1.7% for the nine-month period ended September 30, 2011, versus the same period in 2010.  During the third quarter of 2011, the average daily balance of time deposits decreased $114.8 million, and the rate paid decreased five basis points to 1.7%, versus the third quarter of 2010.  Despite the low interest rate environment, the Company has been able to attract and retain retail deposit customers through offering innovative deposit products such as Rewards Checking and Savings.  These products pay somewhat higher interest rates, but also encourage certain customer behaviors such as using debit cards and electronic statements, which have the effect of generating additional third-party fee income and reducing the Company’s processing costs.

The Company’s funding strategy is generally focused on leveraging its retail branch network to grow traditional retail deposits and on its presence with commercial customers and public fund entities in its Indiana markets to generate deposits.  In addition, the Company has utilized the Certificate of Deposit Account Registry Service (CDARS) program and out-of-market deposit programs such as brokered certificates of deposit.  Due to ongoing loan growth, the Company sought these deposits and has expanded its funding strategy over time to include these types of non-core deposit programs.  The Company believes that these deposit programs represent an appropriate tool in the overall liquidity and funding strategy.  On an average daily basis, total brokered certificates of deposit decreased $17.2 million to $149.7 million for the nine-month period ended September 30, 2011, versus $166.9 million for the same period in 2010.  During the third quarter of 2011, average daily brokered certificates of deposit were $125.1 million, versus $223.0 million during the third quarter of 2010.  On an average daily basis, total public fund certificates of deposit decreased $79.2 million to $102.7 million for the nine-month period ended September 30, 2011, versus $181.9 million for the same period in 2010.  During the third quarter of 2011, average daily public fund certificates of deposit were $104.6 million, versus $191.9 million during the third quarter of 2010.  In addition, the Company had average public fund interest bearing transaction accounts of $105.6 million and $108.9 million, respectively, in the nine months and three months ended September 30, 2011, versus $80.8 million and $85.3 million for the comparable period of 2010.  Availability of public fund deposits can be cyclical, primarily due to the timing differences between when real estate property taxes are collected versus when those tax revenues are spent, as well as the intense competition for these funds.

Average daily balances of borrowings were $193.2 million during the nine months ended September 30, 2011, versus $256.0 million during the same period of 2010, and the rate paid on borrowings decreased eight basis points to 1.1%.  During the third quarter of 2011 the average daily balances of borrowings decreased $4.0 million to $193.7 million, versus $197.7 million for the same period of 2010, and the rate paid on borrowings decreased 36 basis points to 1.1%.  The decrease in average borrowings during 2011 was driven by the discontinuance of the Federal Reserve Bank’s Term Auction Facility (TAF) during the first quarter of 2010.  Average daily borrowings under the facility were $41.5 million during the nine months ended September 30, 2010, and the Company’s last borrowing matured on April 8, 2010.  On an average daily basis, total deposits (including demand deposits) and purchased funds increased 6.1% and 4.5%, respectively, during the nine-month and the three-month periods ended September 30, 2011 versus the same periods in 2010.

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

The following tables set forth consolidated information regarding average balances and rates:

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Nine Months Ended September 30,
		2011			2010
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 2,121,294	$ 78,555	4.95%	$ 2,036,216	$ 77,676	5.10%
Tax exempt (1)	10,471	529	6.76	2,099	85	5.41
Investments: (1)
Available for sale	441,771	13,745	4.16	426,005	15,390	4.83
Short-term investments	17,219	18	0.14	30,365	37	0.16
Interest bearing deposits	25,606	96	0.50	1,975	23	1.56

Total earning assets	2,616,361	92,943	4.75%	2,496,660	93,211	4.99%

Nonearning assets:
Cash and due from banks	65,115	0		47,458	0
Premises and equipment	30,752	0		29,342	0
Other nonearning assets	95,007	0		90,459	0
Less allowance for loan losses	(49,469)	0		(36,684)	0

Total assets	$ 2,757,766	$ 92,943		$ 2,627,235	$ 93,211

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2011 and 2010. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the nine months ended September 30, 2011 and 2010, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Nine Months Ended September 30,
		2011			2010
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 166,740	$ 686	0.55%	$ 111,605	$ 510	0.61%
Interest bearing checking accounts	844,488	7,994	1.27	676,549	6,019	1.19
Time deposits:
In denominations under $100,000	348,557	5,125	1.97	321,180	5,596	2.33
In denominations over $100,000	630,820	7,063	1.50	720,964	8,517	1.58
Miscellaneous short-term borrowings	147,263	477	0.43	185,001	587	0.42
Long-term borrowings
and subordinated debentures	45,968	1,084	3.15	70,969	1,633	3.08

Total interest bearing liabilities	2,183,836	22,429	1.37%	2,086,268	22,862	1.47%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	302,170	0		257,126	0
Other liabilities	14,931	0		16,037	0
Stockholders' equity	256,829	0		267,804	0
Total liabilities and stockholders'
equity	$ 2,757,766	$ 22,429		$ 2,627,235	$ 22,862

Net interest differential - yield on
average daily earning assets		$ 70,514	3.60%		$ 70,349	3.77%

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Three Months Ended September 30,
		2011			2010
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 2,150,201	$ 26,390	4.87%	$ 2,057,899	$ 26,381	5.09%
Tax exempt (1)	9,806	170	6.88	2,353	31	5.29
Investments: (1)
Available for sale	457,360	4,254	3.69	436,211	5,036	4.58
Short-term investments	12,082	3	0.10	30,849	12	0.15
Interest bearing deposits	10,849	15	0.55	1,938	7	1.43

Total earning assets	2,640,298	30,832	4.63%	2,529,250	31,467	4.94%

Nonearning assets:
Cash and due from banks	77,111	0		49,953	0
Premises and equipment	31,203	0		29,333	0
Other nonearning assets	93,763	0		90,420	0
Less allowance for loan losses	(52,184)	0		(38,961)	0

Total assets	$ 2,790,191	$ 30,832		$ 2,659,995	$ 31,467

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2011 and 2010. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended September 30, 2011 and 2010, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Three Months Ended September 30,
		2011			2010
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 169,281	$ 239	0.56%	$ 127,265	$ 224	0.70%
Interest bearing checking accounts	850,343	2,769	1.29	706,014	2,265	1.27
Time deposits:
In denominations under $100,000	360,060	1,773	1.95	321,494	1,720	2.12
In denominations over $100,000	618,718	2,309	1.48	772,085	2,986	1.53
Miscellaneous short-term borrowings	147,771	159	0.43	126,742	149	0.47
Long-term borrowings
and subordinated debentures	45,967	361	3.12	70,969	563	3.15

Total interest bearing liabilities	2,192,140	7,610	1.38%	2,124,569	7,907	1.48%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	317,921	0		277,261	0
Other liabilities	15,670	0		15,468	0
Stockholders' equity	264,460	0		242,697	0
Total liabilities and stockholders'
equity	$ 2,790,191	$ 7,610		$ 2,659,995	$ 7,907

Net interest differential - yield on
average daily earning assets		$ 23,222	3.48%		$ 23,560	3.70%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, provisions for loan losses of $10.9 million and $2.4 million were recorded during the nine-month and three-month periods ended September 30, 2011, versus provisions of $17.4 million and $6.2 million recorded during the same periods of 2010.  Factors impacting the provision included the amount and status of classified and watch list credits, the level of charge-offs, management’s overall view on current credit quality and the regional and national economic conditions impacting credit quality, the amount and status of impaired loans, the amount and status of past due accruing loans (90 days or more), and overall loan growth as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

Noninterest income categories for the nine-month and three-month periods ended September 30, 2011 and 2010 are shown in the following table:

	Nine Months Ended
	September 30,
			Percent
	2011	2010	Change

Wealth advisory fees	$ 2,613	$ 2,409	8.5%
Investment brokerage fees	2,093	1,692	23.7
Service charges on deposit accounts	5,938	6,265	(5.2)
Loan, insurance and service fees	3,595	3,094	16.2
Merchant card fee income	775	846	(8.4)
Other income	1,380	1,506	(8.4)
Mortgage banking income	594	939	(36.7)
Net securities gains (losses)	(167)	4	(4,275.0)
Impairment on available-for-sale securities (includes total losses of $154 and $357,
both net of $0 recognized in other comprehensive income, pre-tax)	(154)	(337)	(54.3)
Total noninterest income	$ 16,667	$ 16,418	1.5%

	Three Months Ended
	September 30,
			Percent
	2011	2010	Change

Wealth advisory fees	$ 866	$ 784	10.5%
Investment brokerage fees	741	676	9.6
Service charges on deposit accounts	2,036	2,205	(7.7)
Loan, insurance and service fees	1,259	1,100	14.5
Merchant card fee income	253	263	(3.8)
Other income	362	491	(26.3)
Mortgage banking income	440	774	(43.2)
Net securities gains (losses)	(1)	4	(125.0)
Impairment on available-for-sale securities (includes total losses of $33 and $85,
both net of $0 recognized in other comprehensive income, pre-tax)	(33)	(85)	(61.2)
Total noninterest income	$ 5,923	$ 6,212	(4.7)%

Noninterest income increased $249,000 and decreased $289,000 respectively, for the nine-month and three-month periods ended September 30, 2011 versus the same periods in 2010.  Loan, insurance and service fees increased by $501,000 and $159,000, respectively, driven by greater debit card usage and increases in other ancillary revenue sources.  In addition, investment brokerage fees increased by $401,000 and $65,000, respectively, driven by greater trading activity.  Wealth advisory fees increased due to the increased value of certain trust assets upon which many of the fees are based and expansion of business.  Noninterest income was negatively impacted by decreases of $327,000 and $169,000 in service charges on deposit accounts due to fewer nonsufficient fund charges of $474,000 and $219,000, respectively.  In addition, mortgage banking income decreased by $345,000 and $334,000, respectively, due primarily to lower mortgage loan volumes.

Noninterest Expense

Noninterest expense categories for the nine-month and three-month periods ended September 30, 2011 and 2010 are shown in the following table:

	Nine Months Ended
	September 30,
			Percent
	2011	2010	Change

Salaries and employee benefits	$ 24,802	$ 22,729	9.1%
Occupancy expense	2,373	2,199	7.9
Equipment costs	1,600	1,568	2.0
Data processing fees and supplies	2,820	2,930	(3.8)
Credit card interchange	2	144	(98.6)
Other expense	10,023	10,532	(4.8)
Total noninterest expense	$ 41,620	$ 40,102	3.8%

	Three Months Ended
	September 30,
			Percent
	2011	2010	Change

Salaries and employee benefits	$ 8,611	$ 7,659	12.4%
Occupancy expense	746	711	4.9
Equipment costs	536	517	3.7
Data processing fees and supplies	729	1,004	(27.4)
Credit card interchange	0	31	N/A
Other expense	2,857	3,707	(22.9)
Total noninterest expense	$ 13,479	$ 13,629	(1.1)%

The Company's noninterest expense increased $1.5 million and decreased $150,000, respectively, in the nine-month and three-month periods ended September 30, 2011 versus the same periods of 2010.  Salaries and employee benefits increased by $2.1 million and $952,000, respectively, in the nine-month and three-month periods ended September 30, 2011 versus the same period of 2010.  These increases were driven by staff additions, normal merit increases and higher employee health insurance expense of $230,000 in the nine-month period and $288,000 in the three-month period.  In addition, the Company’s performance based compensation expense increased by $838,000 and $265,000, respectively, for the nine and three month periods due to performance versus corporate objectives and increased recognition levels.  Data processing fees decreased by $110,000 and $275,000, respectively, due to the Company’s completion of the conversion to a new core processor during the second quarter of 2011.  In addition, other expense decreased by $509,000 and $850,000, respectively, driven by lower FDIC deposit insurance premiums as well as lower professional fees and other costs associated with borrowers who are experiencing difficulties.

Income Tax Expense

Income tax expense increased $1.6 million, or 16.8%, for the first nine months of 2011, compared to the same period in 2010.  The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, decreased to 33.0% during the first nine months of 2011 compared to 33.5% during the same period of 2010.  The combined tax expense increased to 34.3% in the third quarter of 2011, versus 32.4% during the same period of 2010.  The changes were driven by fluctuations in the percentage of revenue being derived from tax-advantaged sources in the nine-month and three-month periods of 2011, compared to the same periods in 2010

CRITICAL ACCOUNTING POLICIES

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

FINANCIAL CONDITION

Total assets of the Company were $2.827 billion as of September 30, 2011, an increase of $145.5 million, or 5.4%, when compared to $2.682 billion as of December 31, 2010.

Total cash and cash equivalents increased by $41.1 million, or 68.4%, to $101.3 million at September 30, 2011 from $60.1 million at December 31, 2010.  The increase resulted from an increase in total deposits, primarily transaction accounts.

Total securities available-for-sale increased by $21.5 million, or 4.8%, to $464.1 million at September 30, 2011 from $442.6 million at December 31, 2010. The increase was a result of a number of transactions in the securities portfolio.  Securities purchases totaled $147.0 million.  Offsetting this increase were securities sales totaling $73.8 million, paydowns totaling $52.8 million, maturities and calls of securities totaling $5.8 million and securities amortization net of accretion was $2.2 million.  In addition, the net unrealized gain/loss of the securities portfolio increased by $9.0 million.  The increase in fair market value was primarily driven by higher market values for agency residential mortgage-backed securities as well as state and municipal securities.  The investment portfolio is generally managed to limit the Company’s exposure to risk by containing mostly mortgage-backed securities, other securities which are either directly or indirectly backed by the federal government or a local municipal government and collateralized mortgage obligations rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.  As of September 30, 2011, the Company had $35.2 million of collateralized mortgage obligations which were not backed by the federal government, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.

Two of the 15 non-agency collateralized mortgage obligations are still rated AAA/Aaa as of September 30, 2011, but 13 had been downgraded since the time of purchase by S&P, Fitch and/or Moody’s, including 10 which were ranked below investment grade by one or more rating agencies.  On a quarterly basis, the Company performs an analysis of the cash flows of these securities based on assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses.  Based upon the initial analysis, securities may be identified for further analysis computing the net present value and comparing it to the book value to determine if there is any other-than-temporary impairment to be recorded.  Based on the analyses as of September 30, 2011, the Company realized an additional $33,000 in other-than-temporary impairment on one of the 15 non-agency residential mortgage backed securities.

Real estate mortgage loans held-for-sale decreased by $162,000, or 2.9%, to $5.4 million at September 30, 2011 from $5.6 million at December 31, 2010. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the nine months ended September 30, 2011, $48.3 million in real estate mortgages were originated for sale and $48.1 million in mortgages were sold.

Total loans, excluding real estate mortgage loans held for sale, increased by $91.0 million to $2.181 billion at September 30, 2011 from $2.090 billion at December 31, 2010. The portfolio breakdowns at both September 30, 2011 reflected 85% commercial and industrial, including commercial real estate and agri-business, 13% residential real estate and home equity and 2% consumer loans compared to 84% commercial and industrial, including commercial real estate and agri-business, 14% residential real estate and home equity and 2% consumer loans at December 31, 2010.

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

Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors:  application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  The Company’s policy is to establish a specific allowance for loan losses for any assets classified as substandard or doubtful.  If an asset or portion thereof is classified as loss, the Company’s policy is to either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At September 30, 2011, on the basis of management’s review of the loan portfolio, the Company had loans totaling $166.5 million on the classified loan list versus $169.3 million on December 31, 2010. As of September 30, 2011, the Company had $49.3 million of assets classified special mention, $114.7 million classified as substandard, $415,000 classified as doubtful and $0 classified as loss as compared to $48.4 million, $120.1 million, $0 and $0 at December 31, 2010.  In addition, the Company has allocated $9.5 million and $4.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and December 31, 2010. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	September 30,	December 31,
	2011	2010
Accruing troubled debt restructured loans	$ 22,428	$ 8,547
Nonaccrual troubled debt restructured loans	9,300	6,091
Total troubled debt restructured loans	$ 31,728	$ 14,638

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

Net charge-offs totaled $1.6 million in the third quarter of 2011, versus $1.5 million during the third quarter of 2010 and $136,000 during the second quarter of 2011.

The allowance for loan losses increased 15.7%, or $7.1 million, from $45.0 million at December 31, 2010 to $52.1 million at September 30, 2011.  Pooled loan allocations increased $3.3 million from $12.9 million at December 31, 2010 to $16.2 million at September 30, 2011, which was primarily a result of management’s overall view on current credit quality.  Impaired loan allocations increased $4.6 million from $12.1 million at December 31, 2010 to $16.7 million at September 30, 2011 and other specifically reviewed loan allocations decreased to $15.9 million at September 30, 2011 from $16.3 million at December 31, 2010.  This increase in impaired allocations was primarily due to increases in the allocations of existing impaired loans as well as additions to the impaired loans category.  The unallocated component of the allowance for loan losses decreased $410,000 from $3.7 million at December 31, 2010 to $3.3 million at September 30, 2011, based on management’s assessment of economic and other qualitative factors impacting the loan portfolio, including the ongoing general economic challenges in the Company’s market areas.  While management has begun to see some positive trends, including stabilization in watchlist credits and a decline in non-performing loans, management anticipates a slow recovery and therefore recognized only a slight decrease in the unallocated component of the allowance for loan losses.  Management believed the allowance for loan losses at September 30, 2011 was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not continue to improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Total impaired loans increased by $9.7 million to $57.7 million at September 30, 2011 from $48.0 million at December 31, 2010.  A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in the aggregate for smaller-balance loans of similar nature such as residential mortgage, and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  The increase in the impaired loans category was primarily due to the addition of four commercial credits totaling $12.2 million.  One borrower is engaged in the health care field, two are engaged in commercial real estate development and one is a manufacturer.  The increase in impaired loans was partially offset by pay-offs and charge-offs.  Of the $57.7 million in impaired loans, $32.7 million were on nonaccrual status at September 30, 2011.  The following table summarizes nonperforming assets at September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans including nonaccrual troubled debt restructured loans	$ 33,190	$ 36,591
Loans past due over 90 days and still accruing	61	330
Total nonperforming loans	$ 33,251	$ 36,921
Other real estate owned	2,889	3,695
Repossessions	25	42
Total nonperforming assets	$ 36,165	$ 40,659

Impaired loans including troubled debt restructurings	$ 57,659	$ 48,015

Nonperforming loans to total loans	1.52%	1.77%
Nonperforming assets to total assets	1.28%	1.52%

Nonperforming troubled debt restructured loans (included in nonaccrual loans)	$ 9,300	$ 6,091
Performing troubled debt restructured loans	22,428	8,547
Total troubled debt restructured loans	$ 31,728	$ 14,638

Total nonperforming assets decreased by $4.5 million, or 11.1%, to $36.2 million during the nine-month period ended September 30, 2011.  The decrease was primarily due to the aforementioned charge-offs and pay-offs as well as the sale of other real estate.  Six commercial relationships represented 81.5% of total nonperforming loans.  Three of the six relationships are each less than $2.0 million.  A $14.6 million commercial relationship consisting of four loans represents the largest exposure in the nonperforming category.  The borrower is engaged in real estate development.   Borrower collateral, including real estate and the personal guarantees of its principals, support the credit.  The Company took a $1.7 million charge-off related to this credit in the fourth quarter of 2009, and no charge-offs were taken in 2010 or have been taken in 2011.

A $5.9 million credit to a manufacturer tied to the housing industry represented the second largest exposure in the nonperforming category.  The credit is accounted for as a troubled debt restructuring.  Borrower collateral including real estate, receivables, inventory and equipment support the credit, however, there are no guarantors.  The Company took a $906,000 charge-off related to this credit in 2008, and no charge-offs were taken in 2009 or 2010, or have been taken in 2011.

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

There can be no assurances that full repayment of the loans discussed above will result.  Although economic conditions in the Company’s markets have stabilized and in some areas improved, management does not foresee a rapid recovery as certain industries, including residential and commercial real estate development, recreational vehicle and mobile home manufacturing and other regional industries continue to experience slow growth.  The Company’s growth strategy has promoted diversification among industries as well as a continued focus on enforcement of a strong credit environment and an aggressive position on loan work-out situations.  While the Company believes that the impact on the Company of these industry-specific issues affecting real estate development and recreational vehicle and mobile home manufacturers will be somewhat mitigated by the Company’s overall growth strategy, the economic factors impacting its entire geographic footprint will continue to present challenges.  Additionally, the Company’s overall asset quality position can be influenced by a small number of credits due to the focus on commercial lending activity and the granularity inherent in this strategy.

Total deposits increased by $155.3 million, or 7.1%, to $2.356 billion at September 30, 2011 from $2.201 billion at December 31, 2010. The increase resulted from increases of $63.3 million in money market accounts, $45.1 million in certificates of deposit of $100,000 and over, $41.8 million in interest bearing transaction accounts, $36.2 million in other certificates of deposit, $18.6 million in demand deposits, $9.6 million in savings accounts and $5.5 million in public fund certificates of deposit of $100,000 or more.  Offsetting these increases were decreases of $50.4 million in brokered deposits and $14.3 million in CDARS certificates of deposit.

Total short-term borrowings decreased by $32.5 million, or 18.7%, to $141.6 million at September 30, 2011 from $174.1 million at December 31, 2010.  The decrease resulted primarily from decreases of $30.0 million in other borrowings, primarily from short-term advances from the Federal Home Loan Bank of Indianapolis.  In addition, securities sold under agreements to repurchase decreased by $3.0 million.

Total equity increased by $21.8 million, or 8.8%, to $268.8 million at September 30, 2011 from $247.1 million at December 31, 2010.  The increase in total equity resulted from net income of $22.4 million, plus the increase in the accumulated other comprehensive income of $5.5 million, less dividends of $7.5 million, plus $1.1 million in stock compensation expense, plus $395,000 for stock issued through options exercised (including tax benefit).

The FDIC’s risk-based capital regulations require that all insured banking organizations maintain an 8.0% total risk-based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk-based capital ratio and a 10.0% total risk-based capital ratio. All of the Bank’s ratios continue to be above these “well capitalized” levels. The Federal Reserve also has established minimum regulatory capital requirements for bank holding companies.  As of September 30, 2011, the Company had regulatory capital in excess of these minimum requirements with a Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 10.3%, 12.3% and 13.6%, respectively.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2011. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset/Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset/Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next 12 months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. As of September 30, 2011, the Company’s potential pretax exposure was within the Company’s policy limit, and not significantly different from December 31, 2010.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2011, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

September 30, 2011

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 30, 2011 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

July 1-31	4,656	$ 23.46	0	$ 0
August 1-31	473	23.03	0	0
September 1-30	0	0	0	0

Total	5,129	$ 23.42	0	$ 0

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

September 30, 2011

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: November 9, 2011	/s/ Michael L. Kubacki
Michael L. Kubacki – Chief Executive Officer

Date: November 9, 2011	/s/ David M. Findlay
David M. Findlay –President
and Chief Financial Officer

Date: November 9, 2011	/s/ Teresa A. Bartman
Teresa A. Bartman – Senior Vice President-
Finance and Controller