Form 10-K
period 2011-12-31
LAKELAND FINANCIAL CORP
filed 2012-03-05
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $339,957,124.

Number of shares of common stock outstanding at February 22, 2012: 16,303,064

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 10, 2012 are incorporated by reference into Part III hereof.

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

The Bank’s main banking office is located at 202 East Center Street, Warsaw, Indiana. As of December 31, 2011, the Bank had 45 offices in thirteen counties throughout Northern and Central Indiana.

Bank’s Business. The Bank was originally organized in 1872 and has continuously operated under the laws of the State of Indiana since its organization. The Bank’s business strategy is simply focused on maintaining our traditional community banking approach while concurrently leveraging the strength and size of our consolidated balance sheet to effectively compete with larger regional and national competitors. We are focused on serving clients in the state of Indiana, with the majority of our business in Northern Indiana. While our strategy encompasses all phases of traditional community banking, including consumer lending and wealth advisory and trust services, we focus on building expansive commercial relationships and developing retail and commercial deposit gathering strategies through high levels of relationship-based client services.

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

Market Overview. While the Company operates in thirteen counties, it currently defines operations by five primary geographical markets:  the South Region, which includes Kosciusko County and portions of contiguous counties; the North Region, which includes portions of Elkhart and St. Joseph Counties; the Central Region, which includes portions of Elkhart County and contiguous counties; the East Region, which includes Allen County and contiguous counties; and the Indianapolis Region, which includes the metropolitan market of Indianapolis, including primarily Marion County and Hamilton County. The South Region includes the city of Warsaw, which is the location of the Company’s headquarters. The Company has had a presence in the South Region since 1872. It has been in the North and Central Regions, which includes the cities of Elkhart, South Bend and Goshen, since 1990. The Company opened its first office in the East Region, which includes the cities of Fort Wayne and Auburn, in 1999. The Company operated a loan production office in Indianapolis, from 2006 to 2011 and opened a full service office there in late 2011.

The Company believes that these are well-established regions that have similar economic characteristics. The Company has sought to diversify expansion and industry throughout its markets, which include a mix of industrial and service companies, with no business or industry concentrations within both individual markets and combined markets. Furthermore, no single industry or employer dominates any of the markets. Indianapolis represents the largest population center served by the Company’s full-service branch system with a population of 820,000, according to 2010 U.S. Census Bureau data. Fort Wayne, with a population of 254,000 is the second largest city served by the Company. South Bend, with a 2010 population of 101,000, is the third largest city served by the Company. Elkhart, with a 2010 population of 51,000, is the fourth largest city that the Company currently serves. As a result of the presence of offices in thirteen counties that are widely dispersed, no single city or industry represents an undue concentration. In addition, the Indianapolis market represents a substantial future opportunity given its position as the largest metropolitan market in the state.

Expansion Strategy. The Company is an Indiana institution serving primarily Indiana clients with some Michigan clients due to the closeness to the state line of our market area in Northern Indiana. Since 1990, the Company has expanded from 17 offices in four Indiana counties to 45 branches in thirteen Indiana counties primarily through de novo branching. During this period, the Company has grown its assets from $286 million to $2.9 billion today, an increase of 908%. Mergers and acquisitions have not played a substantive role in this growth as the Company’s expansion strategy has been driven primarily by organic growth. Since the decision to expand outside of the four-county home market in 1990, the Company has targeted growth in larger cities located in the Northern Indiana market and Indianapolis in Central Indiana. In 1990, the Company began an expansion strategy that the Company believes has created a well-established presence in the region directly north of the Company’s home market. This expansion was focused on the cities of Elkhart, South Bend and Goshen. In 1999, the Company expanded to the east and opened the first office in the Fort Wayne market. In 2006, the Company established a loan production office in Indianapolis and opened its first full service office there in late 2011.

The Company’s expansion strategy is driven primarily by the potential for increased penetration in existing markets where opportunities for market share growth exists. Additionally, management considers growth in new markets, including FDIC assisted transactions, with a close geographic proximity to its current operations. These markets are considered when the Company believes they would be receptive to its strategic plan to deliver broad-based financial services with a commitment to local communities. When entering new markets, the Company believes it is critical to attract experienced local management and staff with a similar philosophy in order to provide a basis for success.

While this overall expansion strategy has been guided by a focus on larger communities in Indiana, it has also been influenced by the competitive landscape in these markets. As the historically prominent community banks in these markets were acquired, in most cases by large out-of-state institutions, the Company believes that Lake City Bank’s traditional community banking strategy has become highly relevant and provides a competitive advantage to the Company because of the Bank’s strong ties to the communities in which it operates.

The Company believes that another benefit of this geographic expansion strategy into larger population centers is that the Company is exposed to more well-established and diverse economic regions. While the Company has historically operated within a relatively small Northern geographic region of the state, the Company’s expansion strategy has provided borrower diversification within a fairly diverse economic region. Further, the geographical diversification ensures that no single industry or employer dominates the Company’s markets. In addition, the Company believes that the Indianapolis market represents a substantial future opportunity given its position as the largest metropolitan market in the state. Like previous market expansions, the Company believes the Indianapolis market will provide future business opportunities as the competitive landscape in the market changes to the Company’s advantage.

The Company also considers opportunities beyond current markets when the Company’s board of directors (the “Board of Directors”) and management believe that the opportunity will provide a desirable strategic fit without posing undue risk. The Company does not currently have any definitive understandings or agreements for any acquisitions or de novo expansion.

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

Competition

The Bank competes with other local and regional banks in addition to major banks for large commercial deposit and loan accounts. As of December 31, 2011, the Bank was subject to an aggregate maximum loan limit to any single account pursuant to Indiana law of $51.3 million. The Bank currently enforces an internal maximum loan limit of $20.0 million, which is less than the amount permitted by law. This maximum might occasionally limit the Bank from providing loans to those businesses or personal accounts whose aggregate borrowing needs exceed this amount. In the event this were to occur, the Bank maintains relationships with other financial institutions. The Bank may participate with other banks in the placement of large borrowings in excess of its lending limit, although the Bank typically does not participate in such arrangements. The Bank is also a member of the Federal Home Loan Bank of Indianapolis (the “FHLB”) in order to provide additional funding, as necessary, to support funding requests and to broaden its mortgage lending and investment activities.

In addition to the banks located within its service area, the Bank also competes with savings and loan associations, credit unions, farm credit services, finance companies, personal loan companies, insurance companies, money market fund, and other non-depository financial intermediaries. Also, financial intermediaries such as money market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions and, accordingly, may have an advantage in competing for funds.

Foreign Operations

The Company has no investments with any foreign entity other than one nominal demand deposit account, which is maintained with a Canadian bank in order to facilitate the clearing of checks drawn on banks located in other countries. There are no foreign loans.

Employees

At December 31, 2011, the Company, including its subsidiaries, had 482 full-time equivalent employees. Benefit programs include a 401(k) plan, group medical, dental and vision insurance, group life insurance and paid vacations. The Company also maintained a defined benefit pension plan which, effective April 1, 2000, was frozen and employees can no longer accrue new benefits under that plan. The Company also has an equity incentive plan under which stock-based incentives and compensation may be granted to employees and directors and also has an employee deferred compensation plan available to certain employees. The Bank is not a party to any collective bargaining agreement, and employee relations are considered good.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, are detailed in the “Risk Factors” section included under Item 1a. of Part I of this Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	the effects of future economic, business and market conditions and changes, both domestic and foreign, including seasonality;

•	governmental monetary and fiscal policies;

•
legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”);

•	changes in the scope and cost of Federal Deposit Insurance Corporation, or “FDIC”, insurance, the state of Indiana’s Public Deposit Insurance Fund and other coverages;

•	changes in accounting policies, rules and practices;

•
the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities and other interest sensitive assets and liabilities;

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

•	changes in technology or products that may be more difficult, costly or less effective than anticipated;

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

Internet Website

The Company maintains an internet site at www.lakecitybank.com. The Company makes available free of charge on this site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”). The Company’s Articles of Incorporation, Bylaws, Code of Conduct and the charters of its various committees of the Board of Directors are also available on the website.

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Indiana Department of Financial Institutions (the “DFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the FDIC. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the SEC and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the bank regulatory authorities issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.

In addition, the Company and Bank are subject to regular examination by their respective regulatory authorities, which results in examination reports and ratings (that are not publicly available) that can impact the conduct and growth of business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provision.

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, certain aspects of which are described below in more detail. The Dodd-Frank Act creates new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifts certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products. In particular, and among other things, the Dodd-Frank Act: creates a Bureau of Consumer Financial Protection authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrows the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposes more stringent capital requirements on bank holding companies and subjects certain activities, including interstate mergers and acquisitions, to heightened capital conditions; significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property; restricts the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; requires the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards to be determined by regulation; creates a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; provides for enhanced regulation of advisers to private funds and of the derivatives markets; enhances oversight of credit rating agencies; and prohibits banking agency requirements tied to credit ratings.

        Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. Some of the required regulations have been issued and some have been released for public comment, but many have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company and Bank will continue to evaluate the effect of the changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

The Increasing Importance of Capital

While capital has historically been one of the key measures of the financial health of both holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis. Not only will capital requirements increase, but the type of instruments that constitute capital will also change, and, as a result of the Dodd-Frank Act, after a phase-in period, bank holding companies will have to hold capital under rules as stringent as those for insured depository institutions. Moreover, the actions of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, to reassess the nature and uses of capital in connection with an initiative called “Basel III,” discussed below, will have a significant impact on the capital requirements applicable to U.S. bank holding companies and depository institutions.

Required Capital Levels. The Dodd-Frank Act mandates the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions. The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. As a result, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. As the Company has assets of less than $15 billion, it will be able to maintain its trust preferred proceeds as capital but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.

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

The capital requirements described above are minimum requirements. Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized;” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; may qualify for expedited processing of other required notices or applications and may accept brokered deposits. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company (see “—Acquisitions, Activities and Changes in Control” below) is a requirement that all of its depository institution subsidiaries be “well-capitalized.”  Under the Dodd-Frank Act, that requirement is extended such that, as of July 21, 2011, bank holding companies, as well as their depository institution subsidiaries, had to be well-capitalized in order to operate as financial holding companies. Under the capital regulations of the Federal Reserve, in order to be “well-capitalized” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

It is important to note that certain provisions of the Dodd-Frank Act and Basel III, discussed below, will ultimately establish strengthened capital standards for banks and bank holding companies, will require more capital to be held in the form of common stock and will disallow certain funds from being included in a Tier 1 capital determination. Once fully implemented, these provisions may represent regulatory capital requirements which are meaningfully more stringent than those outlined above.

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

As of December 31, 2011: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by Federal Reserve regulations. As of December 31, 2011, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.

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

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for banking organizations in the United States and around the world, known as Basel III. The agreement is currently supported by the U.S. federal banking agencies. As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019. Basel III requires, among other things: (i) a new required ratio of  minimum common equity equal to 7% of total assets (4.5% plus a capital conservation buffer of 2.5%); (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 6% of total assets; (iii) an increase in the minimum required amount of total capital, from the current level of 8% to 10.5% (including 2.5% attributable to the capital conservation buffer). The purpose of the conservation buffer (to be phased in from January 2016 until January 1, 2019) is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. There will also be a required countercyclical buffer to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth.

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

The Company

General. The Company, as the sole stockholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require. The Company is also subject to regulation by the DFI under Indiana law.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the United States Department of the Treasury (“Treasury”), determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, the Company has not applied for approval to operate as a financial holding company.

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

Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “—The Increasing Importance of Capital” above.

Dividend Payments. The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Indiana corporation, the Company is subject to the limitations of the Indiana General Business Corporation Law, which prohibit the Company from paying dividends if the Company is, or by payment of the dividend would become, insolvent, or if the payment of dividends would render the Company unable to pay its debts as they become due in the usual course of business. Consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition.

The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Further, with respect to the Company’s participation in the U.S. Treasury’s Capital Purchase Program (“CPP”) implemented under the Troubled Asset Relief Program (“TARP”), the terms of the CPP Preferred Stock provide that no dividends on any common or preferred stock that ranks equal to or junior to the CPP Preferred Stock may be paid unless and until all accrued and unpaid dividends for all past dividend periods on the CPP Preferred Stock have been fully paid.

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

The Bank

General. The Bank is an Indiana-chartered bank, the deposit accounts of which are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations. The Bank is also a member of the Federal Reserve System (a “member bank”). As an Indiana-chartered, FDIC-insured member bank, the Bank is presently subject to the examination, supervision, reporting and enforcement requirements of the DFI, the chartering authority for Indiana banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of the DIF.

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

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. As such, on December 31, 2009, the Bank prepaid the FDIC its assessments based on its actual September 30, 2009 assessment base, adjusted quarterly by an estimated 5% annual growth rate through the end of 2012. The FDIC also used the institution’s total base assessment rate in effect on September 30, 2009, increasing it by an annualized 3 basis points beginning in 2011. The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC is given until September 3, 2020 to meet the 1.35 reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Furthermore, the legislation provides that non-interest bearing transaction accounts have unlimited deposit insurance coverage through December 31, 2012. This temporary unlimited deposit insurance coverage replaces the Transaction Account Guarantee Program (“TAGP”) that expired on December 31, 2010. It covers all depository institution noninterest-bearing transaction accounts, but not low interest-bearing accounts. Unlike TAGP, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt-out of the unlimited coverage.

FICO Assessments. The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former FHLB Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2011, the FICO assessment rate was approximately 0.01% of deposits. A rate reduction to .660% began with the fourth quarter of 2011 to reflect the change from an assessment base computed on deposits to an assessment base computed on assets as required by the Dodd-Frank Act.

        Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI. The amount of the assessment is calculated on the basis of the bank’s total assets. During the year ended December 31, 2011, the Bank paid supervisory assessments to the DFI totaling $199,000.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2011. As of December 31, 2011, approximately $37.0 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

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

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal stockholders of the Company and to “related interests” of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized banks to establish branches across state lines without these impediments.
State Bank Investments and Activities. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Indiana law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Transaction Account Reserves. Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2012: the first $11.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $11.5 million to $71.0 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $71.0 million, a 10% reserve ratio will be assessed. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

            Consumer Financial Services. There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the new Consumer Financial Protection Bureau (the “Bureau”) commenced operations to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators. The Dodd-Frank Act also generally weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws. It is unclear what changes will be promulgated by the Bureau and what effect, if any, such changes would have on the Bank.

The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending. First, the new law significantly expands underwriting requirements applicable to loans secured by 1-4 residential real property and augments federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay. Most significantly, the new standards limit the total points and fees that the Bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve’s final rule on loan originator compensation effective April 1, 2011, prohibits certain compensation payments to loan originators and prohibits steering consumers to loans not in their interest because it will result in greater compensation for a loan originator. These standards may result in a myriad of new system, pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

Foreclosure and Loan Modifications. Federal and state laws further impact foreclosures and loan modifications, many of which laws have the effect of delaying or impeding the foreclosure process on real estate secured loans in default. Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code. In recent years legislation has been introduced in Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not in prospect. The scope, duration and terms of potential future legislation with similar effect continue to be discussed. The Bank cannot predict whether any such legislation will be passed or the impact, if any, it would have on the Bank’s business.

OPERATING SEGMENTS

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

GUIDE 3 INFORMATION

On the pages that follow are tables that set forth selected statistical information relative to the business of the Company. This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in Items 7 and 8, below, herein incorporated by reference.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	2011			2010
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$2,137,748	$104,936	4.91%	$2,046,974	$104,205	5.09%
Tax exempt (1)	10,298	700	6.80	2,235	122	5.46

Investments: (1)
Available for sale	447,620	17,686	3.95	430,615	20,453	4.75

Short-term investments	17,830	23	0.13	35,080	59	0.17

Interest bearing deposits	28,662	131	0.46	7,456	61	0.82

Total earning assets	2,642,158	123,476	4.67%	2,522,360	124,900	4.95%

Nonearning assets:
Cash and due from banks	74,854	0		48,398	0

Premises and equipment	31,260	0		29,291	0

Other nonearning assets	94,741	0		90,900	0

Less allowance for loan losses	(50,243)	0		(38,325)	0

Total assets	$2,792,770	$123,476		$2,652,624	$124,900

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2011 and 2010. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2011 and 2010, are included as taxable loan interest income.

(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	2010			2009
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$2,046,974	$104,205	5.09%	$1,897,544	$96,151	5.07%
Tax exempt (1)	2,235	122	5.46	4,202	199	4.74

Investments: (1)
Available for sale	430,615	20,453	4.75	399,342	21,179	5.30

Short-term investments	35,080	59	0.17	22,540	35	0.16

Interest bearing deposits	7,456	61	0.82	1,631	26	1.59

Total earning assets	2,522,360	124,900	4.95%	2,325,259	117,590	5.06%

Nonearning assets:
Cash and due from banks	48,398	0		39,616	0

Premises and equipment	29,291	0		30,208	0

Other nonearning assets	90,900	0		76,671	0

Less allowance for loan losses	(38,325)	0		(24,801)	0

Total assets	$2,652,624	$124,900		$2,446,953	$117,590

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2010 and 2009. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2010 and 2009, are included as taxable loan interest income.

(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	2011			2010
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$168,470	$930	0.55%	$121,844	$816	0.67%

Interest bearing checking accounts	879,295	10,569	1.20	709,002	8,576	1.21

Time deposits:
In denominations under $100,000	356,286	6,960	1.95	322,479	7,283	2.26
In denominations over $100,000	611,389	9,276	1.52	712,859	11,332	1.59

Miscellaneous short-term borrowings	145,306	612	0.42	171,500	727	0.42

Long-term borrowings and
subordinated debentures (1)	45,968	1,465	3.19	69,667	2,138	3.07

Total interest bearing liabilities	2,206,714	29,812	1.35%	2,107,351	30,872	1.46%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	310,524	0		266,424	0

Other liabilities	15,197	0		15,988	0

Stockholders' equity	260,335	0		262,861	0

Total liabilities and stockholders'
equity	$2,792,770	$29,812		$2,652,624	$30,872

Net interest differential - yield on
average daily earning assets		$93,664	3.54%		$94,028	3.73%

(1)	Long-term borrowings and subordinated debentures interest expense was reduced by interest capitalized on construction in process for 2011 and 2010.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	2010			2009
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$121,844	$816	0.67%	$70,202	$100	0.14%

Interest bearing checking accounts	709,002	8,576	1.21	572,539	5,790	1.01

Time deposits:
In denominations under $100,000	322,479	7,283	2.26	359,526	15,356	4.27
In denominations over $100,000	712,859	11,332	1.59	638,956	11,001	1.72

Miscellaneous short-term borrowings	171,500	727	0.42	272,224	1,089	0.40

Long-term borrowings and
subordinated debentures (1)	69,667	2,138	3.07	72,792	2,726	3.74

Total interest bearing liabilities	2,107,351	30,872	1.46%	1,986,239	36,062	1.82%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	266,424	0		229,009	0

Other liabilities	15,988	0		19,354	0

Stockholders' equity	262,861	0		212,351	0

Total liabilities and stockholders'
equity	$2,652,624	$30,872		$2,446,953	$36,062

Net interest differential - yield on
average daily earning assets		$94,028	3.73%		$81,528	3.51%

(1)	Long-term borrowings and subordinated debentures interest expense was reduced by interest capitalized on construction in process for 2010.

ANALYSIS OF CHANGES IN INTEREST DIFFERENTIALS
(fully taxable equivalent basis)
(in thousands of dollars)

YEAR ENDED DECEMBER 31,

	2011 Over (Under) 2010 (1)			2010 Over (Under) 2009 (1)
	Volume	Rate	Total	Volume	Rate	Total
INTEREST AND LOAN FEE INCOME (2)
Loans:
Taxable	$4,530	$(3,799)	$731	$7,605	$449	$8,054
Tax exempt	541	37	578	(104)	27	(77)
Investments:
Available for sale	782	(3,549)	(2,767)	1,584	(2,310)	(726)

Short-term investments	(24)	(12)	(36)	21	3	24

Interest bearing deposits	107	(37)	70	53	(18)	35

Total interest income	5,936	(7,360)	(1,424)	9,159	(1,849)	7,310

INTEREST EXPENSE
Savings deposits	275	(161)	114	119	597	716
Interest bearing checking accounts	2,047	(54)	1,993	1,528	1,258	2,786

Time deposits:
In denominations under $100,000	718	(1,041)	(323)	(1,449)	(6,624)	(8,073)
In denominations over $100,000	(1,557)	(499)	(2,056)	1,214	(883)	331

Miscellaneous short-term borrowings	(111)	(4)	(115)	(424)	62	(362)

Long-term borrowings and
subordinated debentures	(752)	79	(673)	(113)	(475)	(588)

Total interest expense	620	(1,680)	(1,060)	875	(6,065)	(5,190)

INCREASE (DECREASE) IN
INTEREST DIFFERENTIALS	$5,316	$(5,680)	$(364)	$8,284	$4,216	$12,500

(1)
The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2011, 2010 and 2009. The changes in volume represent "changes in volume times the old rate". The changes in rate represent "changes in rate times old volume". The changes in rate/volume were also calculated by "change in rate times change in volume" and allocated consistently based upon the relative absolute values of the changes in volume and changes in rate.

(2)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2011, 2010 and 2009. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.

ANALYSIS OF INVESTMENT PORTFOLIO
(in thousands of dollars)

The amortized cost and the fair value of securities as of December 31, 2011, 2010 and 2009 were as follows:

	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Treasury securities	$1,003	$1,055	$1,004	$1,036	$1,005	$992
U.S. Government sponsored agencies	5,033	5,277	0	0	4,588	4,610
Agency residential mortgage-backed securities	342,036	350,102	299,266	308,851	264,276	270,796
Non-agency residential mortgage-backed securities	34,241	32,207	68,578	62,773	88,382	72,495
State and municipal securities	73,467	78,750	69,059	69,960	59,375	61,135

Total debt securities available for sale	$455,780	$467,391	$437,907	$442,620	$417,626	$410,028

At year-end 2011, 2010 and 2009, there were no holdings of securities of any one issuer, other than the U.S. Government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity. See Note 2 for more information on these investments.

ANALYSIS OF INVESTMENT PORTFOLIO (cont.)
(fully tax equivalent basis)
(in thousands of dollars)

The weighted average yields and maturity distribution for debt securities portfolio at December 31, 2011, were as follows:

		After One	After Five
	Within	Year	Years	Over
	One	Within	Within Ten	Ten
	Year	Five Years	Years	Years

Securities available for sale:

US Treasury securities
Fair value	$0	$1,055	$0	$0
Yield	0%	2.38%	0%	0%

U.S. Government sponsored agencies
Fair value	0	5,277	0	0
Yield	0%	2.41%	0%	0%

Agency residential mortgage-backed securities
Fair value	0	4,513	48,759	296,830
Yield	0%	5.01%	4.91%	4.55%

Non-agency residential mortgage-backed securities
Fair value	0	0	3,506	28,701
Yield	0%	0%	5.00%	5.63%

State and municipal securities
Fair value	700	15,873	36,424	25,753
Yield	4.37%	4.38%	3.99%	4.04%

Total debt securities available for sale:
Fair value	$700	$26,718	$88,689	$351,284
Yield	4.37%	4.02%	4.53%	4.60%

ANALYSIS OF LOAN PORTFOLIO
Analysis of Loans Outstanding
(in thousands of dollars)

As a result of FASB ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, the Company has revised this table for the years ending December 31, 2011, 2010 and 2009 in order to present the data with greater granularity. This disaggregation will be substantially the same as those used in disclosures of credit quality. The loan portfolio by class as of December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Commercial and industrial loans:
Working capital lines of credit loans	$373,768	$281,546	$235,202
Non-working capital loans	377,388	384,138	394,408
Total commercial and industrial loans	751,156	665,684	629,610

Commercial real estate and multi-family residential loans:
Construction and land development loans	82,284	106,980	166,959
Owner occupied loans	346,669	329,760	348,904
Nonowner occupied loans	385,090	355,393	257,373
Multifamily loans	38,477	24,158	26,558
Total commercial real estate and multi-family residential loans	852,520	816,291	799,794

Agri-business and agricultural loans:
Loans secured by farmland	118,224	111,961	112,241
Loans for agricultural production	119,705	117,518	82,765
Total agri-business and agricultural loans	237,929	229,479	195,006

Other commercial loans	58,278	38,778	30,497
Total commercial loans	1,899,883	1,750,232	1,654,907

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	106,999	103,118	117,619
Open end and junior lien loans	175,694	182,325	174,641
Residential construction and land development loans	5,462	4,140	7,471
Total consumer 1-4 family mortgage loans	288,155	289,583	299,731

Other consumer loans	45,999	51,123	59,179
Total consumer loans	334,154	340,706	358,910
Subtotal	2,234,037	2,090,938	2,013,817
Less: Allowance for loan losses	(53,400)	(45,007)	(32,073)
Net deferred loan fees	(328)	(979)	(1,807)
Loans, net	$2,180,309	$2,044,952	$1,979,937

   The residential construction and land development loans class included construction loans totaling $4,254, $2,569 and $5,790 as of December 31, 2011, 2010 and 2009. The Bank generally sells conforming mortgage loans which it originates. These loans generally represent mortgage loans that are made to clients with long-term or substantial relationships with the Bank on terms consistent with secondary market requirements. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.

ANALYSIS OF LOAN PORTFOLIO (cont.)
Analysis of Loans Outstanding (cont.)
(in thousands of dollars)

The loan portfolio by basic segments as of December 31, 2008 and 2007 was as follows:

	2008	2007
Commercial loans:
Taxable	$1,522,523	$1,238,623
Tax exempt	10,493	1,971

Total commercial loans	1,533,016	1,240,594

Residential real estate mortgage loans	117,230	124,107

Installment loans	51,174	49,185

Line of credit and credit card loans	132,147	109,760

Subtotal loans	1,833,567	1,523,646

Less: Allowance for loan losses	(18,860)	(15,801)
Net deferred loan (fees)/costs	(233)	74

Net loans	$1,814,474	$1,507,919

   The residential real estate mortgage loan portfolio included construction loans totaling $6,468 and $5,252 as of December 31, 2008 and 2007. The Bank generally sells conforming mortgage loans which it originates. These loans generally represent mortgage loans that are made to clients with long-term or substantial relationships with the Bank on terms consistent with secondary market requirements. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.

ANALYSIS OF LOAN PORTFOLIO (cont.)
Analysis of Loans Outstanding (cont.)
(in thousands of dollars)

 Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2011.

		Residential
		Real
		Estate		Line of
	Commercial	Mortgage	Installment	Credit	Total	Percent

Original maturity of one day	$0	$0	$0	$117,679	$117,679	5.27%

Other within one year	1,081,416	5,355	14,100	27,866	$1,128,737	50.52

After one year, within five years	711,512	12,664	23,309	8,584	$756,069	33.84

Over five years	109,385	68,454	2,757	11,531	$192,127	8.60

Nonaccrual loans	38,219	714	40	452	$39,425	1.77

Total loans	$1,940,532	$87,187	$40,206	$166,112	$2,234,037	100.0%
 At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.

 Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2011 amounted to $535,000 and $413,000.

ANALYSIS OF LOAN PORTFOLIO (cont.)
Review of Nonperforming Loans
(in thousands of dollars)

 The following is a summary of nonperforming loans as of December 31, 2011, 2010, 2009, 2008, and 2007.

	2011	2010	2009	2008	2007
PART A - PAST DUE ACCRUING LOANS (90 DAYS OR MORE)

Residential real estate mortgage loans	$52	$262	$0	$126	$155

Commercial and industrial loans	0	56	0	81	65

Loans to individuals for household, family and
other personal expenditures	0	12	190	271	189

Loans to finance agriculture production and
other loans to farmers	0	0	0	0	0

Total past due loans	52	330	190	478	409

PART B - NONACCRUAL LOANS (1)

Residential real estate mortgage loans	714	845	1,373	757	18

Commercial and industrial loans	37,366	34,197	28,373	20,053	7,021

Loans to individuals for household, family and
other personal expenditures	492	266	0	0	0

Loans to finance agriculture production and
other loans to farmers	853	1,283	772	0	0

Total nonaccrual loans	39,425	36,591	30,518	20,810	7,039

PART C - TROUBLED DEBT RESTRUCTURED LOANS	0	0	0	0	0

Total nonperforming loans	$39,477	$36,921	$30,708	$21,288	$7,448

           (1) Includes nonaccrual troubled debt restructured loans.

   Nonearning assets of the Company include nonperforming loans (as indicated above), nonaccrual investments and other real estate and repossessions, the total of which amounted to $41,584 and $40,658 at December 31, 2011 and 2010. In addition, the Company has $22,177 and $8,547 of troubled debt restructured loans performing under their modified terms at December 31, 2011 and 2010.

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

As of December 31, 2011, there were $39.4 million of loans on nonaccrual status, some of which were also on impaired status. There were $63.5 million of loans classified as impaired.

TROUBLED DEBT RESTRUCTURED LOANS

Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced below market rates and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

As of December 31, 2011 there were $56.4 million of loans renegotiated as troubled debt restructurings and $38.9 million were modified in 2011. Of these loans, $34.3 million were excluded from troubled debt restructured loans in the previous table because they were included in nonaccrual loans. As of December 31, 2010 there were $14.6 million of loans renegotiated as troubled debt restructurings. Of these loans, $6.1 million were excluded from troubled debt restructured loans in the previous table because they were included in nonaccrual loans.

OTHER NONPERFORMING ASSETS

Nonperforming assets include nonperforming loans, nonaccrual investments and other real estate and repossessions. Management is of the opinion that there are no significant foreseeable losses relating to nonperforming assets, except as discussed above in “Part B – Nonperforming Loans” and “Part C – Troubled Debt Restructured Loans”.

LOAN CONCENTRATIONS

There were no loan concentrations within industries not otherwise disclosed, which exceeded ten percent of total loans except commercial real estate and manufacturing. Commercial real estate was $691.0 million and manufacturing was $270.2 million at December 31, 2011. Nearly all of the Bank’s commercial, industrial, agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its basic service area.

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

Based upon these policies and objectives, $13.8 million, $23.9 million, $21.2 million, $10.2 million and $4.3 million were charged to the provision for loan losses and added to the allowance for loan losses in 2011, 2010, 2009, 2008 and 2007.

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

ANALYSIS OF LOAN PORTFOLIO (cont.)
Summary of Loan Loss
(in thousands of dollars)

         The following is a summary of the loan loss experience for the years ended December 31, 2011, 2010, 2009, 2008, and 2007.

	2011	2010	2009	2008	2007

Amount of loans outstanding, December 31,	$2,233,709	$2,089,959	$2,012,010	$1,833,335	$1,523,720

Average daily loans outstanding during the year
ended December 31,	$2,148,046	$2,049,209	$1,901,746	$1,665,024	$1,404,068

Allowance for loan losses, January 1,	$45,007	$32,073	$18,860	$15,801	$14,463

Loans charged-off:
Commercial	5,553	10,215	7,251	6,726	2,381
Residential real estate	388	913	337	72	16
Installment	358	507	674	805	537
Credit cards and personal credit lines	530	107	249	3	458

Total loans charged-off	6,829	11,742	8,511	7,606	3,392

Recoveries of loans previously charged-off:
Commercial	1,201	546	337	147	252
Residential real estate	17	25	0	16	27
Installment	153	149	173	200	124
Credit cards and personal credit lines	51	9	12	95	29

Total recoveries	1,422	729	522	458	432

Net loans charged-off	5,407	11,013	7,989	7,148	2,960
Provision for loan loss charged to expense	13,800	23,947	21,202	10,207	4,298

Balance, December 31,	$53,400	$45,007	$32,073	$18,860	$15,801

Ratio of net charge-offs during the period to
average daily loans outstanding:
Commercial	0.20%	0.47%	0.36%	0.40%	0.15%
Residential real estate	0.02	0.04	0.02	0.00	0.00
Installment	0.01	0.02	0.03	0.04	0.03
Credit cards and personal credit lines	0.02	0.01	0.01	(0.01)	0.03

Total ratio of net charge-offs	0.25%	0.54%	0.42%	0.43%	0.21%

Ratio of allowance for loan losses to
nonperforming loans	135.27%	121.90%	104.45%	88.59%	212.15%

ANALYSIS OF LOAN PORTFOLIO (cont.)
Allocation of Allowance for Loan Losses
(in thousands of dollars)

 As a result of FASB ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, the Company has revised this table for the years ending December 31, 2011 and 2010 in order to present the data consistent with the disclosures of credit quality. The following is a summary of the allocation for loan losses as of December 31, 2011, 2010, 2009, 2008 and 2007.

	2011		2010
	Allowance	Loans as	Allowance	Loans as
	For	Percentage	For	Percentage
	Loan	of Gross	Loan	of Gross
	Losses	Loans	Losses	Loans
Allocated allowance for loan losses:
Commercial	$47,079	85.04%	$38,960	83.71%
Residential real estate	2,322	12.90	1,694	13.85
Consumer	645	2.06	682	2.44

Total allocated allowance for loan losses	50,046	100.00%	41,336	100.00%

Unallocated allowance for loan losses	3,354		3,671

Total allowance for loan losses	$53,400		$45,007

	2009		2008		2007
	Allowance	Loans as	Allowance	Loans as	Allowance	Loans as
	For	Percentage	For	Percentage	For	Percentage
	Loan	of Gross	Loan	of Gross	Loan	of Gross
	Losses	Loans	Losses	Loans	Losses	Loans
Allocated allowance for loan losses:
Commercial	$28,014	84.39%	$15,738	83.61%	$13,659	81.42%
Residential real estate	365	4.73	292	6.39	571	8.15
Installment	453	2.58	384	2.79	421	3.23
Credit cards and personal credit lines	538	8.30	996	7.21	828	7.20

Total allocated allowance for loan losses	29,370	100.00%	17,410	100.00%	15,479	100.00%

Unallocated allowance for loan losses	2,703		1,450		322

Total allowance for loan losses	$32,073		$18,860		$15,801

ANALYSIS OF DEPOSITS
(in thousands of dollars)

 The average daily deposits for the years ended December 31, 2011, 2010 and 2009, and the average rates paid on those deposits are summarized in the following table:

	2011		2010		2009
	Average	Average	Average	Average	Average	Average
	Daily	Rate	Daily	Rate	Daily	Rate
	Balance	Paid	Balance	Paid	Balance	Paid

Demand deposits	$310,524	0.00%	$266,424	0.00%	$229,009	0.00%

Savings and transaction accounts:
Regular savings	168,470	0.55	121,844	0.67	70,202	0.14
Interest bearing checking	879,295	1.20	709,002	1.21	572,539	1.01

Time deposits:
Deposits of $100,000 or more	611,389	1.52	712,859	1.59	638,956	1.72
Other time deposits	356,286	1.95	322,479	2.26	359,526	4.27

Total deposits	$2,325,964	1.19%	$2,132,608	1.31%	$1,870,232	1.72%

 As of December 31, 2011, time certificates of deposit will mature as follows:

	$100,000	% of		% of
	or more	Total	Other	Total

Within three months	$81,141	15.56%	$35,252	9.07%

Over three months, within six months	83,730	16.06	52,512	13.50

Over six months, within twelve months	158,804	30.45	125,964	32.39

Over twelve months	197,820	37.93	175,158	45.04

Total time certificates of deposit	$521,495	100.00%	$388,886	100.00%

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

RETURN ON EQUITY AND OTHER RATIOS

  The rates of return on average daily assets and stockholders' equity, the dividend payout ratio, and the average daily stockholders' equity to average daily assets for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009

Percent of net income to:
Average daily total assets	1.10%	0.93%	0.78%

Average daily stockholders' equity	11.78%	9.34%	8.94%

Percentage of dividends declared per
common share to basic earnings per
weighted average number of common
shares outstanding (16,204,952
shares in 2011, 16,120,606 shares in
2010 and 12,851,845 shares in 2009)	32.80%	46.97%	48.82%

Percentage of average daily
stockholders' equity to average
daily total assets	9.32%	9.91%	8.68%

 Cash dividends were declared on April 12, July 12, October 11, 2011 and January 10, 2012 for each quarter of 2011, April 13, July 13, October 12, 2010 and January 11, 2011 for each quarter of 2010 and April 14, July 14, October 13, 2009 and January 12, 2010 for each quarter of 2009.

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

	2011	2010	2009

Outstanding at year end:
Federal funds purchased	$10,000	$0	$9,600
Securities sold under agreements to repurchase	$131,990	$142,015	$127,118
Other short-term borrowings	$0	$30,000	$215,000

Approximate average interest rate at year end:
Federal funds purchased	0.50%	0.00%	0.50%
Securities sold under agreements to repurchase	0.35%	0.42%	0.42%
Other short-term borrowings	0.00%	0.50%	0.38%

Highest amount outstanding as of any month end
during the year:
Federal funds purchased	$33,000	$71,300	$94,300
Securities sold under agreements to repurchase	$146,281	$142,015	$133,072
Other short-term borrowings	$40,000	$155,000	$220,000

Approximate average outstanding during the year:
Federal funds purchased	$3,890	$13,628	$25,195
Securities sold under agreements to repurchase	$134,814	$114,578	$125,195
Other short-term borrowings	$4,329	$41,055	$119,849

Approximate average interest rate during the year:
Federal funds purchased	0.51%	0.55%	0.56%
Securities sold under agreements to repurchase	0.42%	0.44%	0.46%
Other short-term borrowings	0.47%	0.25%	0.39%

         For the year ending December 31, 2011, securities sold under agreements to repurchase included corporate sweep accounts. For the years ending December 31, 2010 and 2009, securities sold under agreements to repurchase included fixed rate, term transactions initiated by the investment department of the Bank, as well as corporate sweep accounts. For the year ending December 31, 2011, other short-term borrowings consisted of FHLB advances. For the years ending December 31, 2010 and 2009, other short-term borrowings consisted of FHLB advances and Federal Reserve Term Auction Facility borrowings.

ITEM 1a. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Continued or worsening general economic or business conditions, particularly in Northern Indiana, where our business is concentrated, could have an adverse effect on our business, results of operations and financial condition.

We operate branch offices in five geographical markets concentrated in Northern Indiana and a single full service office in central Indiana located in the Indianapolis market. Our most mature market, the South Region, includes Kosciusko County and portions of contiguous counties. The Bank was founded in this market in 1872. Warsaw is this region’s primary city. The Bank entered the North Region in 1990, which includes portions of Elkhart and St. Joseph counties. This region includes the cities of Elkhart and South Bend. The Central Region includes portions of Elkhart County and contiguous counties and is anchored by the city of Goshen. The North and Central regions represent relatively mature markets with nearly 20 years of business activity. We entered the East Region in 1999, which includes Allen and DeKalb counties. Fort Wayne represents the primary city in this market. We have experienced rapid commercial loan growth in this market over the past 11 years. We entered the Indianapolis market in 2006 with the opening of a loan production office in Hamilton County and opened a full service retail and commercial branch in late 2011.

Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Since late 2007, the United States economy has generally experienced difficult economic conditions. Certain areas of our geographical markets have seen notably worse economic conditions than those suffered by the country at-large. Weak economic conditions are characterized by, among other indicators, deflation, unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of those factors are generally detrimental to our business.

As reported for December 2011, the 13 counties in which we operate had unemployment rates between 6.1% and 11.2%. In particular, Elkhart County has suffered from adverse business and economic conditions that have resulted in a county-wide level of unemployment of approximately 11.2%, which is well above the national average of 8.3%. Our financial condition and the results of operations are highly dependent on the economic conditions of Indiana where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. If the overall economic conditions fail to significantly improve, particularly within our primary market areas in Northern Indiana, we could experience a lack of demand for our products and services, an increase in loan delinquencies and defaults and high or increased levels of problem assets and foreclosures. Moreover, because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

Difficult economic and market conditions have adversely affected our industry.

Dramatic declines in the housing market over the past few years, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and commercial real estate loans and resulted in significant write-downs of assets by many financial institutions across the United States. General downward economic trends, reduced availability of commercial credit and historically elevated unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by many financial institutions to their customers and to each other. These conditions have led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reductions in general business activity. Financial institutions have also generally experienced decreased access to borrowings. The resulting economic pressure on consumers has adversely affected our industry and may adversely affect our business, results of operations and financial condition. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

If we do not effectively manage our credit risk, we may experience increased levels of nonperforming loans, charge offs and delinquencies, which could require further increase in our provision for loan losses.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries, a centralized credit administration department and periodic independent reviews of outstanding loans by our loan review department. However, we cannot make assurances that such approval and monitoring procedures will reduce these credit risks. If the overall economic climate in the United States, generally, and our market areas, specifically, fails to meaningfully improve, or even if it does, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses, which would cause our net income and return on equity to decrease.

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

Commercial and industrial and agri-business loans were $989.1 million, or approximately 44.3% of our total loan portfolio, as of December 31, 2011. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependant on the successful operation of the borrower involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the general economy. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. Whenever possible, we require a personal guarantee on commercial loans. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial. Loans could adversely affect our business, results of operations and growth prospects.
Our loan portfolio includes commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate loans were $852.5 million, or approximately 38.2% of our total loan portfolio, as of December 31, 2011. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, continued adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

At December 31, 2011, consumer loans totaled $46.0 million, or 2.1% of our total loan and lease portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to one-to-four family residential loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point need to raise additional capital to support our continued growth. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot make assurances of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth or acquisitions could be materially impaired.

Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. When interest rates rise, the rate of interest we pay on our liabilities rises more quickly than the rate of interest that we receive on our interest-bearing assets, which may cause our profits to decrease. The impact on earnings is more adverse when the slope of the yield curve flattens, i.e. when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates.

         Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on the loans underlying our participation interests as borrowers refinance their mortgages at lower rates.

Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.

If short-term interest rates remain at their historically low levels for a prolonged period, and assuming long-term interest rates fall further, we could experience net interest margin compression as our interest earning assets would continue to reprice downward while our interest bearing liability rates could fail to decline in tandem. This would have a material adverse effect on our net interest income and our results of operations.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We establish our allowance for loan losses and maintain it at level considered adequate by management to absorb loan losses that are inherent in the portfolio. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the allowance for loan losses, which are charged to earnings through the provision for loans losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market areas. The actual amount of loan losses is affected by changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2011, our allowance for loan losses as a percentage of total loans was 2.39% and as a percentage of total nonperforming loans was 135%. Because of the nature of our loan portfolio and our concentration in commercial and industrial loans, which tend to be larger loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance for loan losses is adequate to absorb probable losses on any existing loans, we cannot predict loan losses with certainty, and we cannot assure that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, results of operations and financial condition.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition and could result in further losses in the future.

        Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then fair market value, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

Liquidity risks could affect operations and jeopardize our business, results of operations and financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial, negative effect on our liquidity. Our primary sources of funds consist of cash from operations, investment maturities and sales and deposits. Additional liquidity is provided by brokered deposits, Certificate of Deposit Account Registry Service (“CDARS”) deposits, repurchase agreements as well as our ability to borrow from the Federal Reserve and the FHLB. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

        Over the last few years, the financial services industry and the credit markets generally have been materially and adversely affected by significant declines in asset values and historically depressed levels of liquidity. The liquidity issues have been particularly acute for regional and community banks, as many of the larger financial institutions have curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders have reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.

Any action or steps to change coverages or eliminate Indiana’s Public Deposit Insurance Fund could require us to find alternative, higher-cost funding sources to replace public fund deposits.

Approximately 19% of our deposits are concentrated in public funds from a small number of municipalities and government agencies. The inability to maintain these funds on deposit could result in a material adverse effect on the Bank’s liquidity.

A shift in funding away from public fund deposits would likely increase our cost of funds, as the alternate funding sources, such as brokered certificates of deposit, are higher-cost, less favorable deposits. The inability to maintain these public funds on deposit could result in a material adverse effect on the Bank’s liquidity and could materially impact our ability to grow and remain profitable.

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

In addition to our ongoing expansion in Indianapolis, we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of all or part of other financial institutions, including FDIC-assisted transactions, or by opening new branches, although we do not have any current plans to do so. To the extent that we undertake acquisitions or new branch openings, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business.

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

We expect that other banking and financial service companies, many of which have significantly greater resources than us, will compete with us in acquiring other financial institutions if we pursue such acquisitions. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and stockholders’ equity per share of our common stock.

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

We are required to maintain capital to meet regulatory requirements, and, if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

The Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. We face significant capital and other regulatory requirements as a financial institution. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

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

On July 21, 2010, the Dodd-Frank Act was signed into law, which requires significant changes to the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations developed and to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.

Ultimately, the Dodd-Frank Act will, among other things, impose new capital requirements on bank holding companies; change the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raise the standard deposit insurance limit to $250,000; and expand the FDIC’s authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act also authorizes the Federal Reserve to limit interchange fees payable on debit card transactions, establish the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The Dodd-Frank Act also includes provisions that have affected and may further affect in the future corporate governance and executive compensation at all publicly-traded companies.

The Collins Amendment to the Dodd-Frank Act, among other things, eliminates certain trust preferred securities from Tier 1 capital, but certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or less will continue to be included in Tier 1 capital. This provision also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Regulations implementing the Collins Amendment have not yet been issued.

These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply and could therefore also materially and adversely affect our business, financial condition and results of operations. Our management continues to stay abreast of developments with respect to the Dodd-Frank Act, many provisions of which will continue to be phased-in over the next several months and years, and continues to assess its impact on our operations. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, is uncertain at this time.

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

The Bank also holds certain commercial real estate loans, residential real estate loans and other loans in a real estate investment trust through LCB Investments II, Inc. Qualification as a real estate investment trust involves application of specific provisions of the Internal Revenue Code relating to various asset tests. If LCB Funding, Inc. fails to meet any of the required provisions for real estate investment trusts, it could no longer qualify as a real estate investment trust and the resulting tax consequences would increase our effective tax rate or cause us to have a tax liability for prior years.

ITEM 1b. UNRESOLVED STAFF COMMENTS

We have no unresolved SEC staff comments.

ITEM 2. PROPERTIES

The Company conducts its operations from the following branch locations:

Location

Main/Headquarters	202 East Center St.	Warsaw	IN
Warsaw Drive-up	220 East Center St.	Warsaw	IN
Akron	102 East Rochester	Akron	IN
Argos	100 North Michigan	Argos	IN
Auburn	1220 East 7th St.	Auburn	IN
Bremen	1600 State Road 331	Bremen	IN
Columbia City	601 Countryside Dr.	Columbia City	IN
Concord	4202 Elkhart Rd.	Goshen	IN
Cromwell	111 North Jefferson St.	Cromwell	IN
Elkhart Beardsley	864 East Beardsley St.	Elkhart	IN
Elkhart East	22050 State Road 120	Elkhart	IN
Elkhart Hubbard Hill	58404 State Road 19	Elkhart	IN
Elkhart Northwest	1208 North Nappanee St.	Elkhart	IN
Fort Wayne Jefferson Blvd	6851 West Jefferson Blvd.	Fort Wayne	IN
Fort Wayne North	302 East DuPont Rd.	Fort Wayne	IN
Fort Wayne Northeast	10411 Maysville Rd.	Fort Wayne	IN
Fort Wayne Southwest	10429 Illinois Rd.	Fort Wayne	IN
Goshen Downtown	102 North Main St.	Goshen	IN
Goshen South	2513 South Main St.	Goshen	IN
Granger	12830 State Road 23	Granger	IN
Huntington	1501 North Jefferson St.	Huntington	IN
Indianapolis North	100 West 96th St.	Indianapolis	IN
Kendallville East	631 Professional Way	Kendallville	IN
LaGrange	901 South Detroit St.	LaGrange	IN
Ligonier Downtown	222 South Cavin St.	Ligonier	IN
Ligonier South	1470 U.S. Highway 33 South	Ligonier	IN
Medaryville	205 East. Main St.	Medaryville	IN
Mentone	202 East Main St.	Mentone	IN
Middlebury	712 Wayne Ave.	Middlebury	IN
Milford	State Road 15 North	Milford	IN
Mishawaka	5015 North Main St.	Mishawaka	IN
Nappanee	202 West Market St.	Nappanee	IN
North Webster	644 North Main St.	North Webster	IN
Pierceton	108 South First St.	Pierceton	IN
Plymouth	862 East Jefferson St.	Plymouth	IN
Rochester	507 East 9th St.	Rochester	IN
Shipshewana	895 North Van Buren St.	Shipshewana	IN
Silver Lake	102 Main St.	Silver Lake	IN
South Bend Downtown	101 North Michigan St.	South Bend	IN
South Bend Northwest	21113 Cleveland Rd.	South Bend	IN
Syracuse	502 South Huntington St.	Syracuse	IN
Warsaw East	3601 Commerce Dr.	Warsaw	IN
Warsaw North	420 Chevy Way	Warsaw	IN
Warsaw West	1221 West Lake St.	Warsaw	IN
Winona Lake	99 Chestnut St.	Winona Lake	IN
Winona Lake East	1324 Wooster Rd.	Winona Lake	IN

The Company leases from third parties the real estate and buildings for its Milford, Winona Lake East and South Bend Downtown offices. In addition, the Company leases the real estate for its four freestanding ATMs. All the other branch facilities are owned by the Company. The Company also owns parking lots in downtown Warsaw for the use and convenience of Company employees and customers, as well as leasehold improvements, equipment, furniture and fixtures necessary to operate the banking facilities.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
2011

Trading prices (per share)*
Low	$19.67	$19.40	$20.68	$20.50
High	$26.48	$23.94	$23.05	$23.65

Dividends declared (per share)	$0.155	$0.155	$0.155	$0.155

2010

Trading prices (per share)*
Low	$18.34	$17.84	$18.95	$17.00
High	$22.28	$21.19	$22.17	$19.18

Dividends declared (per share)	$0.155	$0.155	$0.155	$0.155

*  The trading ranges are the high and low prices as obtained from The Nasdaq Stock Market.

The common stock of the Company began being quoted on The Nasdaq Stock Market under the symbol LKFN in August 1997. Currently, the Company’s common stock is listed for trading on the Nasdaq Global Select Market. On December 31, 2011, the Company had approximately 418 stockholders of record and estimates that it has approximately 2,300 stockholders in total.

The Company paid dividends as set forth in the table above. The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay.

  The following table provides information about purchases by the Company and its affiliates during the quarter ended December 31, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

10/01/11-10/31/11	0	$0.00	0	$0.00
11/01/11-11/30/11	461	23.72	0	0.00
12/01/11-12/31/11	0	0.00	0	0.00

Total	461	$23.72	0	$0.00

 The shares purchased during the quarter were credited to the deferred share accounts of six nonemployee directors under the Company’s directors’ deferred compensation plan.

STOCK PRICE PERFORMANCE GRAPH

 The graph below compares the cumulative total return of the Company, the Nasdaq Market Index, and the NASDAQ Bank Index, our new peer group. Also provided is the peer group we have used in the past, which we will no longer use for comparative purposes. The old peer group is comprised of all financial institution holding companies in the United States with total assets as of December 31, 2011 between $1.0 billion and $3.0 billion dollars whose equity securities were traded on an exchange or national quotation service. The following is a list of those entities included in the old peer group, which will be discontinued in future filings. We believe the Nasdaq Bank Index will be a more appropriate group for comparison as it captures a greater variety of financial institutions.

Total Return Performance
Index Value
125
100
75
50
25
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
Lakeland Financial Corporation
NASDAQ Market Index
NASDAQ Bank Index
Peer Group Index

INDEX	2006	2007	2008	2009	2010	2011
Lakeland Financial Corporation	$100.00	83.85	98.38	73.48	94.45	117.01
NASDAQ Market Index	$100.00	110.66	66.42	96.54	114.06	113.16
NASDAQ Bank Index	$100.00	80.09	62.84	52.60	60.04	53.74
Peer Group Index	$100.00	74.19	60.10	44.86	49.51	42.95

The above returns assume $100 invested on December 31, 2006 and dividends were reinvested.

Company	Company
1st United Bancorp, Inc.	Horizon Bancorp
ACNB Corporation	Hudson Valley Holding Corp.
Alliance Financial Corporation	Independent Bank Corporation
American National Bankshares Inc.	Intervest Bancshares Corporation
Ames National Corporation	Lakeland Bancorp, Inc.
Arrow Financial Corporation	Lakeland Financial Corporation
BancTrust Financial Group, Inc.	LNB Bancorp, Inc.
Bank of Kentucky Financial Corporation	Macatawa Bank Corporation
Bank of Marin Bancorp	MainSource Financial Group, Inc.
Bar Harbor Bankshares	MBT Financial Corp.
BCB Bancorp, Inc.	Mercantile Bank Corporation
BNC Bancorp	Merchants Bancshares, Inc.
Bridge Bancorp, Inc.	Metro Bancorp, Inc.
Bridge Capital Holdings	MetroCorp Bancshares, Inc.
Bryn Mawr Bank Corporation	Middleburg Financial Corporation
Camden National Corporation	MidSouth Bancorp, Inc.
Capital City Bank Group, Inc.	MidWestOne Financial Group, Inc.
Cardinal Financial Corporation	MutualFirst Financial, Inc.
Cascade Bancorp	National Bankshares, Inc.
Cass Information Systems, Inc.	NewBridge Bancorp
Center Bancorp, Inc.	Northrim BanCorp, Inc.
CenterState Banks, Inc.	Old Second Bancorp, Inc.
Century Bancorp, Inc.	Orrstown Financial Services, Inc.
Citizens & Northern Corporation	Pacific Continental Corporation
City Holding Company	Pacific Mercantile Bancorp
CNB Financial Corporation	Palmetto Bancshares, Inc.
CoBiz Financial Inc.	Peapack-Gladstone Financial Corporation
Codorus Valley Bancorp, Inc.	Peoples Bancorp Inc.
Colony Bankcorp, Inc.	Peoples Bancorp of North Carolina, Inc.
Community Bankers Trust Corporation	Porter Bancorp, Inc.
Eastern Virginia Bankshares, Inc.	Preferred Bank
Encore Bancshares, Inc.	Premier Financial Bancorp, Inc.
Enterprise Bancorp, Inc.	PremierWest Bancorp
Farmers Capital Bank Corporation	Princeton National Bancorp, Inc.
Farmers National Banc Corp.	QCR Holdings, Inc.
Fidelity Southern Corporation	S.Y. Bancorp, Inc.
Financial Institutions, Inc.	Seacoast Banking Corporation of Florida
First Bancorp, Inc.	Shore Bancshares, Inc.
First Business Financial Services, Inc.	Sierra Bancorp
First California Financial Group, Inc.	Southern Community Financial Corporation
First Citizens Banc Corp	Southwest Bancorp, Inc.
First Community Bancshares, Inc.	State Bank Financial Corporation
First Financial Corporation	StellarOne Corporation
First Financial Service Corporation	Sterling Bancorp
First M&F Corporation	Suffolk Bancorp
First of Long Island Corporation	Summit Financial Group, Inc.
First Security Group, Inc.	Tennessee Commerce Bancorp, Inc.
First United Corporation	Tower Bancorp, Inc.
Firstbank Corporation	TriCo Bancshares
FNB United Corp.	Univest Corporation of Pennsylvania
German American Bancorp, Inc.	Virginia Commerce Bancorp, Inc.
Guaranty Bancorp	VIST Financial Corp.
Hampton Roads Bankshares, Inc.	Washington Banking Company
Hanmi Financial Corporation	Washington Trust Bancorp, Inc.
Hawthorn Bancshares, Inc.	West Bancorporation, Inc.
Heritage Commerce Corp	West Coast Bancorp
Heritage Financial Corporation	Wilshire Bancorp, Inc.
Home Federal Bancorp, Inc.	Yadkin Valley Financial Corporation

ITEM 6. SELECTED FINANCIAL DATA

	2011	2010	2009	2008	2007
	(in thousands except share and per share data)

Interest income	$121,892	$123,525	$116,343	$118,484	$117,973

Interest expense	29,812	30,872	36,062	55,216	63,417

Net interest income	92,080	92,653	80,281	63,268	54,556

Provision for loan losses	13,800	23,947	21,202	10,207	4,298

Net interest income after provision
for loan losses	78,280	68,706	59,079	53,061	50,258
Other noninterest income	21,372	19,918	20,547	22,236	19,844
Gain on redemption of Visa shares	0	0	0	642	0
Mortgage banking income	1,000	1,587	1,695	411	309
Net securities gains (losses)	(167)	4	2	39	89
Noninterest expense	(55,105)	(53,435)	(53,475)	(47,481)	(42,923)

Income before income tax expense	45,380	36,780	27,848	28,908	27,577

Income tax expense	14,718	12,237	8,869	9,207	8,366

Net income	30,662	24,543	18,979	19,701	19,211

Dividends and accretion of discount on
preferred stock	0	3,187	2,694	0	0

Net income available to common shareholders	$30,662	$21,356	$16,285	$19,701	$19,211

Basic weighted average common shares
outstanding	16,204,952	16,120,606	12,851,845	12,271,927	12,188,594

Basic earnings per common share	$1.89	$1.32	$1.27	$1.61	$1.58

Diluted weighted average common shares
outstanding	16,324,644	16,213,747	12,952,444	12,459,802	12,424,137

Diluted earnings per common share	$1.88	$1.32	$1.26	$1.58	$1.55

Cash dividends declared	$0.62	$0.62	$0.62	$0.61	$0.55

ITEM 6. SELECTED FINANCIAL DATA (continued)

Balances at December 31,	2011	2010	2009	2008	2007
			(in thousands)

Total assets	$2,889,688	$2,681,926	$2,571,505	$2,377,445	$1,989,133

Total loans	$2,233,709	$2,089,959	$2,012,010	$1,833,334	$1,523,720

Total deposits	$2,412,696	$2,201,025	$1,851,125	$1,885,299	$1,478,918

Total short-term borrowings	$141,990	$174,052	$354,051	$202,609	$316,165

Long-term borrowings	$15,040	$15,041	$40,042	$90,043	$44

Subordinated debentures	$30,928	$30,928	$30,928	$30,928	$30,928

Total stockholders' equity	$273,200	$246,997	$279,994	$149,880	$146,270

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 45 offices in thirteen counties in Northern and Central Indiana. The Company earned $30.7 million for 2011 versus $24.5 million for 2010, an increase of 24.9%. The increase was driven primarily by a $10.1 million decrease in the provision for loan losses and a $696,000 increase in noninterest income. Offsetting these positive impacts was a $1.7 million increase in noninterest expense and a $573,000 decrease in net interest income. The Company earned $24.5 million for 2010 versus $19.0 million for 2009, an increase of 29.3%. The increase was driven primarily by a $12.4 million increase in net interest income. Offsetting this positive impact was a $2.7 million increase in the provision for loan losses and $735,000 decrease in noninterest income.

Basic earnings per share for 2011 was $1.89 per share versus $1.32 per share for 2010 and $1.27 for 2009. Diluted earnings per share for 2011 was $1.88 per share versus $1.32 per share for 2010 and $1.26 for 2009. Diluted earnings per share reflect the potential dilutive impact of warrants and stock awards granted under employee equity incentive plans. Basic and diluted earnings per share for 2010 and 2009 were also impacted by the Company’s issuance of 3.6 million common shares during the fourth quarter of 2009 and the Company’s participation in the CPP during 2009, which the Company subsequently returned in the second quarter of 2010. As a result of the second quarter 2010 redemption, the Company recognized a non-cash reduction in net income available to common stockholders of $1.8 million, which represented the remaining unamortized accretion of the discount on the preferred shares. This non-cash item impacted net income available to common stockholders and earnings per share. Excluding the impact of this $1.8 million accretion, diluted earnings per share would have been $1.43 for 2010.

The Company’s total assets were $2.890 billion as of December 31, 2011 versus $2.682 billion as of December 31, 2010, an increase of $207.8 million or 7.8%. This increase was primarily due to a $149.7 million increase in commercial loans from $1.750 billion at December 31, 2010 to $1.900 billion at December 31, 2011. This increase occurred as a result of the Company’s long standing strategic focus toward emphasizing origination of commercial loans, a goal we have obtained despite the continuing economic difficulties generally affecting the economies in our markets.
RESULTS OF OPERATIONS

2011 versus 2010

The Company reported net income of $30.7 million in 2011, an increase of $6.1 million, or 24.9%, versus net income of $24.5 million in 2010. Net interest income decreased $573,000, or 0.6%, to $92.1 million versus $92.7 million in 2010. Net interest income decreased primarily due to the decrease of the net interest margin from 3.73% in 2010 to 3.54% in 2011 resulting from a decrease in interest income from earning assets as market rates decreased from 2010. Partially offsetting this decrease was interest income earned from a 4.7% increase in average earning assets. A 6.6% increase in average commercial loans, which reflects our continuing strategic focus on commercial lending, contributed to the increase.

        Interest income decreased $1.6 million, or 1.3%, from $123.5 million in 2010 to $121.9 million in 2011. The decrease was driven primarily by a 28 basis point decrease in the Company’s yield on average earning assets, which resulted from a decrease in market rates over the same time period. Interest expense decreased $1.1 million, or 3.4%, from $30.9 million in 2010 to $29.8 million in 2011. The decrease was primarily the result of an 11 basis point decrease in the Company’s daily cost of funds in 2011 versus 2010, which resulted from a decrease in market rates over the same time period. Average earning assets increased by $119.8 million from $2.5 billion in 2010 to $2.6 billion in 2011. As previously stated, the continued growth in our commercial loans portfolio accounted for most of the increase. Every region experienced loan growth during the year and it was geographically diversified throughout our markets with the strongest growth occurring in the Company’s North and Central regions. Management believes that the growth in the loan portfolio will likely continue in a measured, but prudent, fashion as a result of our strategic focus on commercial lending and in conjunction with the general expansion and penetration of the geographical markets the Company serves, as well as our ongoing expansion in the Indianapolis market. We increased deposits to fund the loan growth and most of the growth was through the increase of $170.3 million in average interest bearing transaction accounts. The increase in interest bearing transaction accounts was driven primarily by our efforts promoting the Company’s Rewards Checking product, which pays a higher interest rate on balances up to a maximum balance amount when certain conditions are met during each interest cycle. The increase in average interest bearing transaction account balances did not translate into a higher cost of funds due to decreases in the weighted average rates of all funding sources during 2011.

Interest income was also affected by a slight increase in nonaccrual loans. Nonaccrual loans were $39.4 million, or 1.77% of total loans, at year end 2011 versus $36.6 million, or 1.75% of total loans, at year end 2010. There were 43 relationships totaling $63.5 million loans classified as impaired as of December 31, 2011 versus 40 relationships totaling $48.0 million at the end of 2010. While there were many changes in nonaccrual loans in 2011, the increase in nonaccrual loans resulted primarily from the addition of one commercial credit totaling $7.3 million. The increase in impaired loans also resulted from this commercial credit, as well as five other commercial relationships totaling $10.6 million. Net charge-offs were $5.4 million in 2011 versus $11.0 million in 2010, representing 0.25% and 0.54% of average daily loans in 2011 and 2010. Total nonperforming loans were $39.5 million, or 1.77% of total loans, at year end 2011 versus $36.9 million, also 1.77% of total loans, at the end of 2010.

The provision for loan loss expense decreased to $13.8 million in 2011, resulting in an allowance for loan losses at December 31, 2011 of $53.4 million, which represented 2.39% of the loan portfolio, versus a provision for loan loss expense of $23.9 million in 2010 and an allowance for loan losses of $45.0 million at the end of 2010, which represented 2.15% of the loan portfolio. The lower provision in 2011 versus 2010 was attributable to a number of factors, but was primarily a result of stabilization or improvement in key loan quality metrics, including a decrease in net charge-offs, strong reserve coverage of nonperforming loans, a decrease in historical loss percentages, continuing signs of stabilization in economic conditions in the Company’s markets and general signs of improvement in borrowers performance and future prospects. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest income was $22.2 million in 2011 versus $21.5 million in 2010, an increase of $696,000, or 3.2%. The increase was primarily driven by a $1.3 million decrease in other-than-temporary impairment on several of the Company’s non-agency residential mortgage backed securities. Other-than-temporary impairment was $286,000 in 2011 versus $1.6 million in 2010. This decrease is due in part to the sale early in 2011 of six of the seven non-agency residential mortgage backed securities on which the Company had previously recognized other-than-temporary impairment, as well as market stabilization. Loan, insurance and service fees increased $549,000, or 12.8%, driven by higher fee income on increased debit card activity generated by requirements under the Rewards Checking product. Investment brokerage fees increased $294,000, or 13.0%, driven by a favorable mix in product sales and by higher trading volumes. Wealth advisory fees increased $215,000, or 6.6%. Noninterest income was negatively impacted by a decrease of $587,000, or 37.0%, in mortgage banking income primarily due to lower loan volumes originations and accounting treatment of mortgage banking activity. Service charges on deposit accounts decreased by $486,000, or 5.8%, primarily due to lower nonsufficient fund charges. Nonsufficient funds charges were $3.9 million in 2011 versus $4.5 million in 2010. In addition, other income decreased by $358,000, or 16.5%, primarily due to write-downs taken against the value of other real estate owned.

        Noninterest expense was $55.1 million in 2011 versus $53.4 million in 2010. Salaries and employee benefits increased by $2.4 million, or 8.0%, in 2011 versus 2010. The increase was driven by staff additions, primarily in revenue producing areas, as well as normal salary increases. In addition, performance based compensation accruals increased, primarily due to a combination of strong performance versus corporate objectives in 2011 as well as increased recognition levels. In addition, during 2011 other expense decreased by $651,000, primarily due to lower FDIC premiums.

As a result of these factors, income before income tax expense increased $8.6 million, or 23.4%, from $36.8 million in 2010 to $45.4 million in 2011. Income tax expense was $14.7 million in 2011 versus $12.2 million in 2010. Income tax as a percentage of income before tax was 32.4% in 2011 versus 33.3% in 2010. Net income increased $6.1 million, or 24.9%, to $30.7 million in 2011 versus $24.5 million in 2010. Basic earnings per share in 2011 was $1.89, an increase of 43.2%, versus $1.32 in 2010. Earnings per share in 2010 was impacted by $3.2 million in dividends and accretion of discount on preferred stock related to the Company’s participation in the CPP. The Company’s net income performance represented a 12.4% return on January 1, 2011, stockholders’ equity versus 8.8% in 2010. The net income performance resulted in a 1.10% return on average daily assets in 2011 versus 0.93% in 2010.

RESULTS OF OPERATIONS

2010 versus 2009

The Company reported net income of $24.5 million in 2010, an increase of $5.6 million, or 29.3%, versus net income of $19.0 million in 2009. Net interest income increased $12.4 million, or 15.4%, to $92.7 million versus $80.3 million in 2009. Net interest income increased primarily due to the increase of the net interest margin from 3.51% in 2009 to 3.73% in 2010 resulting from a large decrease in interest expense as well as an increase in interest income. In addition, increases in average earning assets contributed to the increase in net interest income. A 9.2% increase in average commercial loans, which reflected our continuing strategic focus on commercial lending, contributed to the increase.

Interest income increased $7.2 million, or 6.2%, from $116.3 million in 2009 to $123.5 million in 2010. The increase was driven primarily by a $197.1 million, or 8.5%, increase in average earning assets. Interest expense decreased $5.2 million, or 14.4%, from $36.1 million in 2009 to $30.9 million in 2010. The decrease was primarily the result of a 33 basis point decrease in the Company’s daily cost of funds in 2010 versus 2009, which resulted from a decrease in market rates over the same time period. The Company’s net interest margin increased to 3.73% in 2010 versus 3.51% in 2009, primarily due to declines in the Company’s daily cost of funds. Average earning assets increased by $197.1 million from $2.3 billion in 2009 to $2.5 billion in 2010. As previously stated, the continued growth in our commercial loans portfolio accounted for most of the increase. While the growth was diversified by region, the Company experienced strong loan growth in four counties: Hamilton, Whitley, St. Joseph and Allen. Deposits increased to fund the loan growth, driven primarily by increases of $136.5 million in average interest bearing transaction accounts. The increase in interest bearing transaction accounts was driven primarily by the Company’s Rewards Checking product, which pays a higher interest rate on balances up to a maximum balance amount when certain conditions are met during each interest cycle. The increase in average interest bearing transaction account balances did not translate into a higher cost of funds due to decreases in the weighted average rates of all funding sources during 2010. Management believed that the growth in the loan portfolio would likely continue in a measured, but prudent, fashion as a result of our strategic focus on commercial lending and in conjunction with the general expansion and penetration of the geographical markets the Company served, as well as our expansion in the Indianapolis market.

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

The provision for loan loss expense was $23.9 million in 2010, resulting in an allowance for loan losses at December 31, 2010 of $45.0 million, which represented 2.15% of the loan portfolio, versus a provision for loan loss expense of $21.2 million in 2009 and an allowance for loan losses of $32.1 million at the end of 2009, which represented 1.59% of the loan portfolio. The higher provision in 2010 versus 2009 was attributable to a number of factors, but was primarily a result of an increase in net charge-offs, general growth in the loan portfolio, as well as higher allocations on specific watch list credits, which increased 48% from $19.2 million at December 31, 2009 to $28.4 million at December 31, 2010. The level of the provision for loan loss was also influenced by other factors related to the growth in the loan portfolio, such as the continued emerging market risk, the continued emerging concentration risk, commercial loan focus and large credit concentration, general economic conditions and historical loss percentages. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continued to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest income was $21.5 million in 2010 versus $22.2 million in 2009, a decrease of $735,000, or 3.3%. The decrease was primarily driven by the Company’s recognition of $1.6 million in other-than-temporary impairment on seven non-agency residential mortgage backed securities. Loan, insurance and service fees increased $760,000, or 21.5%, driven by higher fee income on increased debit card activity generated by requirements under Rewards Checking as well as fees from increased overdraft activity. This level of growth is not expected to continue in 2011. Investment brokerage fees increased $590,000, or 35.2%, driven by a favorable mix in product sales and by higher trading volumes. Wealth advisory fees increased $267,000, or 9.0%. The various category increases in 2010 more than offset a change related to the processing of merchant credit card activities. Prior to the third quarter of 2009, transaction driven revenue and expenses related to this category were reported on a gross basis in merchant card fee income in noninterest income and credit card interchange fees in noninterest expense. Beginning in the second quarter of 2009, the Company began converting clients to a new third party processor for this activity. As a result, only net revenues with the new processor are being recognized in merchant card fee income in noninterest income. This change was driven by the structure of the agreement with the third party processor, and not due to any change in the Company’s accounting policies.

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

As a result of these factors, income before income tax expense increased $8.9 million, or 32.1%, from $27.8 million in 2009 to $36.8 million in 2010. Income tax expense was $12.2 million in 2010 versus $8.9 million in 2009. Income tax as a percentage of income before tax was 33.3% in 2010 versus 31.8% in 2009. Net income increased $5.6 million, or 29.3%, to $24.5 million in 2010 versus $19.0 million in 2009. Basic earnings per share in 2010 was $1.32, an increase of 3.9%, versus $1.27 in 2009. Earnings per share in 2010 and 2009 were impacted by $3.2 million and $2.7 million, respectively, in dividends and accretion of discount on preferred stock related to the Company’s participation in the CPP as well as the Company’s issuance of an additional 3.6 million shares of common stock. In addition, earnings per share for 2010 was impacted by the Company’s June 9, 2010 redemption of the 56,044 shares of TARP preferred stock. As a result of the second quarter 2010 redemption, the Company recognized a non-cash reduction in net income available to common stockholders of $1.8 million, which represented the remaining unamortized accretion of the discount on the preferred shares. The Company’s net income performance represented an 8.8% return on January 1, 2010, stockholders’ equity versus 12.7% in 2009. The net income performance resulted in a 0.93% return on average daily assets in 2010 versus 0.78% in 2009.

FINANCIAL CONDITION

Total assets of the Company were $2.890 billion as of December 31, 2011, an increase of $207.8 million, or 7.8%, when compared to $2.682 billion as of December 31, 2010. Total cash and cash equivalents increased by $44.4 million, or 73.9%, to $104.6 million at December 31, 2011 from $60.1 million at December 31, 2010.

Total securities available for sale increased by $24.8 million, or 5.6%, to $467.4 million at December 31, 2011 from $442.6 million at December 31, 2010. The portfolio contained mostly collateralized mortgage obligations and other securities which were either directly or indirectly backed by the federal government or a local municipal government. As of December 31, 2011, the Company had $32.2 million of non-agency mortgage-backed securities which were not issued by the federal government or government sponsored agencies. The investment portfolio did not contain any corporate debt instruments or trust preferred instruments as of December 31, 2011. The increase in securities available for sale was a result of a number of activities in the securities portfolio.

Securities sales totaled $73.3 million. Paydowns from prepayments of $74.8 million were received, and the amortization of premiums, net of the accretion of discounts, was $3.6 million. Maturities and calls of securities totaled $9.3 million. Other-than-temporary impairment of $286,000 was recognized on two non-agency residential mortgage-backed securities. These portfolio decreases were offset by securities purchases totaling $179.3 million. The fair market value of the securities increased $6.9 million from $4.7 million in 2010 to $11.6 million in 2011. The increase in market value was primarily driven by higher market values for state and municipal securities, which increased in market value $4.4 million. The investment portfolio is managed to provide for an appropriate balance between credit risk and investment return and to limit the Company’s exposure to risk to an acceptable level.

During the first quarter of 2011, the Company sold eight non-agency residential mortgage backed securities as part of a strategic realignment of the investment portfolio. The securities sold had a book value of $21.9 million and a fair value of $17.7 million. The sales included six of the seven non-agency residential mortgage backed securities on which the Company had previously recognized other-than-temporary impairment. None of the remaining fifteen private label collateralized mortgage obligations in the investment portfolio were still rated AAA/Aaa as of December 31, 2011. All had been downgraded by S&P, Fitch and/or Moody’s, including ten which were ranked below investment grade by one or more rating agencies. The Company performs an analysis of the cash flows of these securities on a monthly basis based on assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses. Based upon the initial review, securities may be identified for further analysis computing the net present value using an appropriate discount rate (the current accounting yield) and comparing it to the book value to determine if there is any other-than-temporary impairment to be recorded. Based on this analysis of the non-agency residential mortgage-backed securities, the Company recorded an additional $286,000 in 2011 in other-than-temporary impairment relating to two separate securities in the year ended December 31, 2011, which is equal to the credit loss, establishing a new, lower amortized cost basis. Because management did not have the intent to sell these securities nor did management believe that it was more likely than not they would be required to sell these securities before the recovery of their new, lower amortized cost basis, management did not consider the remaining unrealized losses of the investment securities to be other-than-temporarily impaired at December 31, 2011.

Real estate mortgages held for sale decreased by $2.7 million, or 47.3%, to $3.0 million at December 31, 2011 from $5.6 million at December 31, 2010. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market and management expects to sell most of these mortgages in early 2012. The Company generally sells to third parties almost all of the mortgage loans it originates. During 2011, $78.4 million in real estate mortgages were originated for sale and $80.4 million in mortgages were sold, compared to $91.6 million and $86.8 million in 2010.

Total loans, excluding real estate mortgages held for sale, increased by $143.8 million, or 6.9%, to $2.234 billion at December 31, 2011 from $2.090 billion at December 31, 2010. The mix of loan types within the Company’s portfolio continued a trend toward a higher percentage of the total loan portfolio being in commercial loans. This general increase in commercial loans was a result of the Company’s long standing strategic focus toward emphasizing origination of commercial loans. The portfolio breakdown at year end 2011 reflected 85% commercial and industrial and agri-business, 13% residential real estate and home equity and 2% consumer loans versus 84% commercial and industrial and agri-business, 14% residential real estate and home equity and 2% consumer loans for 2010.

At December 31, 2011, the allowance for loan losses was $53.4 million, or 2.39% of total loans outstanding, versus $45.0 million, or 2.15% of total loans outstanding at December 31, 2010. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the following considerations.

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

At December 31, 2011, on the basis of management’s review of the loan portfolio, the Company had 101 credits totaling $164.6 million on the classified loan list versus 108 credits totaling $169.3 million on December 31, 2010. As of December 31, 2011, the Company had $35.4 million of assets classified Special Mention, $131.3 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $48.4 million, $120.1 million, $0 and $0 at December 31, 2010. In addition, at December 31, 2011 the Company had 38 loans totaling $56.4 million accounted for as troubled debt restructurings, included in the classified loan amounts above – 11 mortgage loans totaling $1.4 million with total allocations of $181,000, and 27 commercial loans totaling $55.0 million with total allocations of $15.5 million. The Company has no commitments to lend additional funds to any of the borrowers. At December 31, 2010 the Company had ten loans totaling $14.6 million accounted for as troubled debt restructurings – eight mortgage loans totaling $1.4 million with total allocations of $70,000, a $6.1 million commercial credit with an allocation of $3.2 million and a $7.2 million commercial credit with an allocation of $782,000. Of the $41.8 million increase of loans accounted for as troubled debt restructurings at December 31, 2011 as compared to December 31, 2010, $19.7 million were included in nonperforming loans at December 31, 2010 and $23.2 million were included as impaired at December 31, 2010. In addition, $15.6 million were added based on clarifications in the accounting guidance for troubled debt restructurings that became effective in the third quarter of 2011. Of the $15.6 million added, $15.3 million were included in nonperforming and impaired loans at December 31, 2010.

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

The allowance for loan losses increased 18.6%, or $8.4 million, from $45.0 million December 31, 2010 to $53.4 million at December 31, 2011. Pooled loan allocations increased $2.7 million from $12.9 million at December 31, 2010 to $15.6 million at December 31, 2011, which was a result of an increase in pooled loan balances of $145.7 million year over year and an increase in loan allocations due to increased historical charge-offs and the current economic environment. Impaired loan allocations increased $6.2 million from $12.1 million at December 31, 2010 to $18.3 million at December 31, 2011 and non-impaired classified loan allocations decreased $119,000 from $16.3 million at December 31, 2010 to $16.2 million at December 31, 2011. This increase was primarily due to the higher allocations on specific classified loans. The unallocated component of the allowance for loan losses decreased from $3.7 million at December 31, 2010 to $3.4 million at December 31, 2011 primarily due to stabilization in the current economic conditions and improvement in our borrowers’ performance and future prospects.

The Company has experienced growth in total loans over the last three years of $400.4 million, or 21.8%. The concentration of this loan growth was in the commercial loan portfolio which has resulted in increasing the percentage of commercial loans to all loans from 84% in 2009 to 85% in 2011. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and geography. Management has historically considered growth and portfolio composition when determining loan loss allocations. Management believed that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.

As a result of the methodology in determining the adequacy of the allowance for loan losses, the provision for loan losses was $13.8 million in 2011 versus $23.9 million in 2010. At December 31, 2011, total nonperforming loans increased by $2.6 million to $39.5 million from $36.9 million at December 31, 2010. Loans delinquent 90 days or more that were included in the accompanying financial statements as accruing totaled $52,000 versus $330,000 at December 31, 2010. For December 31, 2011 and 2010, $39.0 million and $35.8 million of impaired loans were also included in the total for nonaccrual loans. Total impaired loans increased by $15.5 million to $63.5 million at December 31, 2011 from $48.0 million at December 31, 2010. The increase in nonaccrual loans resulted primarily from the addition of one commercial credit relationship totaling $7.3 million (3 loans). As discussed earlier, the increase in impaired loans resulted from this commercial credit, as well as five other commercial relationships totaling $12.1 million. The Company allocated $18.3 million and $12.1 million of the allowance for loan losses to the impaired loans in 2011 and 2010. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

The allowance for loan loss to total loans percentage was 2.39% in 2011 and 2.15% in 2010. The Company’s total nonperforming loans were 1.77% of total loans at year end 2011 and 2010. However, the Company’s overall asset quality position can be influenced by a small number of credits due to the focus on commercial lending activity.

Although economic conditions in the Company’s markets have stabilized and in some areas shown improvement, management does not foresee a rapid recovery as certain industries, including residential and commercial real estate development and, recreational vehicle and mobile home manufacturing. The Company’s continued growth strategy promotes diversification among industries as well as continued focus on enforcement of a strong credit environment and an aggressive position in loan work-out situations. While the Company believes that the impact of these industry-specific issues will be somewhat mitigated by its overall expansion strategy, the economic environment impacting its entire geographic footprint will continue to present challenges. While the Company has seen indications of improved economic conditions in its markets, they are not wide spread or particularly strong improvements.

Total deposits increased by $211.7 million, or 9.6%, to $2.413 billion at December 31, 2011 from $2.201 billion at December 31, 2010. The increase resulted from increases of $109.3 million in interest bearing transaction accounts (primarily the Company’s Rewards Checking product), $73.4 million in certificates of deposit of $100,000 and over, $70.8 million in money market accounts, $57.8 million in other certificates of deposit, $51.6 million in demand deposits (primarily commercial demand deposits) and $19.1 million in savings deposits (primarily the Company’s Rewards Savings product). These increases were offset by decreases of $128.6 million in brokered deposits, $26.2 million in CDARS certificates of deposit and $15.5 million in public fund certificates of deposit. As in 2010, growth in savings and retail transaction accounts was driven by existing Rewards Checking and Rewards Savings products. Management intends to continue to promote these as the key retail banking products and expects growth to continue in these products, although pending and proposed changes in legislature and regulatory arenas may affect the structure and pricing of the products. As previously noted, the Company has substantial funding from public fund entities. A shift in funding away from public fund deposits could require the Company to execute alternate funding plans under the Contingency Funding Plan discussed in further detail under “—Liquidity” below.

Total short-term borrowings decreased by $32.1 million, or 18.4%, to $142.0 million at December 31, 2011 from $174.1 million at December 31, 2010. The decrease resulted primarily from decreases of $30.0 million in other borrowings, primarily from short-term advances from the FHLB. In addition, securities sold under agreements to repurchase decreased by $10.0 million. These decreases were offset by increases in federal funds purchased of $10.0 million.

The Company believes that a strong, appropriately managed capital position is critical to long-term earnings and expansion. Bank regulatory agencies exclude the market value adjustment created by current accounting guidance (available for sale (“AFS”) adjustment) from capital adequacy calculations. Excluding this adjustment from the calculation, the Company had a total risk-based capital ratio of 13.6% and a Tier I risk-based capital ratio of 12.3% as of December 31, 2011. These ratios met or exceeded the Federal Reserve’s “well-capitalized” minimums of 10.0% and 6.0%, respectively.

        The ability to maintain these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders’ equity increased by 10.6% to $273.2 million as of December 31, 2011 from $247.0 million as of December 31, 2010. The increase in 2011 was impacted by net income of $30.7 million, as well as the following factors:

•	cash dividends of $10.1 million,
•	a favorable change in the AFS adjustment for the market valuation on securities held for sale of $4.3 million, net of tax,
•	negative pension liability adjustment of $516,000, net of tax,
•	$468,000 related to stock option exercises, and
•	$1.3 million in stock compensation expense.

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

The 2011 AFS adjustment was primarily related to a 220 basis point decrease in the two to five year Treasury rates during 2011. Management has factored this into the determination of the size of the AFS portfolio to help ensure that stockholders’ equity will be adequate under various scenarios.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses to provide for probable incurred credit losses. Loan losses are charged against the allowance when management believes that the principal is uncollectable. Subsequent recoveries, if any, are credited to the allowance. Allocations of the allowance are made for specific loans and for pools of similar types of loans, although the entire allowance is available for any loan that, in management’s judgment, should be charged against the allowance. A provision for loan losses is taken based on management’s ongoing evaluation of the appropriate allowance balance. A formal evaluation of the adequacy of the loan loss allowance is conducted monthly. The ultimate recovery of all loans is susceptible to future market factors beyond the Company’s control.

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

The determination of the appropriate allowance is inherently subjective, as it requires significant estimates. The Company has an established process to determine the adequacy of the allowance for loan losses that generally includes consideration of the following factors: changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions that may affect the borrowers’ ability to repay. Consideration is not limited to these factors, although they represent the most commonly cited factors. With respect to specific allocation levels for individual credits, management considers the amounts and timing of expected future cash flows and the current valuation of collateral as the primary measures. Management also considers trends in adversely classified loans based upon an ongoing review of those credits. With respect to pools of similar loans allocations are assigned based upon historical experience. These allocations may be adjusted for other factors cited above. An appropriate level of general allowance for pooled loans is determined after considering the following: application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentration, new industry lending activity and general economic conditions. It is also possible that the following could affect the overall process: social, political, economic and terrorist events or activities. All of these factors are susceptible to change, which may be significant. As a result of this detailed process, the allowance results in two forms of allocations, specific and general. These two components represent the total allowance for loan losses deemed adequate to cover probable losses inherent in the loan portfolio.

Commercial loans are subject to a dual standardized grading process administered by the credit administration and internal loan review functions. A credit grade is assigned to each commercial loan by both the commercial loan officer and the loan review department. These grade assignments are performed independent of each other and a loan may or may not be graded the same. The grade given by the loan review department is assigned in the Company’s loan system for individual credits. Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individual credit that indicate the loan is impaired. Considerations with respect to specific allocations for these individual credits include, but are not limited to, the following: (a) does the customer’s cash flow or net worth appear insufficient to repay the loan; (b) is there adequate collateral to repay the loan; (c) has the loan been criticized in a regulatory examination; (d) is the loan impaired; (e) are there other reasons where the ultimate collectability of the loan is in question; or (f) are there unique loan characteristics that require special monitoring~~.~~

Allocations are also applied to categories of loans considered not to be individually impaired, but for which the rate of loss is expected to be consistent with or greater than historical averages. Such allocations are based on past loss experience and information about specific borrower situations and estimated collateral values. In addition, general allocations are made for other pools of loans, including non-classified loans. These general pooled loan allocations are performed for portfolio segments of commercial and industrial, commercial real estate and multi-family, agri-business and agricultural, other commercial, consumer 1-4 family mortgage and other consumer loans, and loans within certain industry categories believed to present unique risk of loss. General allocations of the allowance are primarily made based on a three-year historical average for loan losses for these portfolios, judgmentally adjusted for economic factors and portfolio trends.

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

Mortgage Servicing Rights Valuation

Mortgage servicing rights (MSRs”) are initially recognized as assets for the full fair value of retained servicing rights on loans sold. Subsequent measurement uses the amortization method where all servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights using groupings of the underlying loans as to type and interest rate. Fair value is determined based upon discounted cash flows using market-based assumptions.

To determine the fair value of MSRs, the Company uses a valuation model that calculates the present value of estimated future net servicing income. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees and float income. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions.

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

The servicing assets had fair market values of $2.1 million and $2.4 million, respectively, at December 31, 2011 and 2010. At December 31, 2011, key economic assumptions and the sensitivity of the current fair value of mortgage servicing rights to an immediate 10% and 20% adverse changes in those assumptions are as follows:

(dollars in thousands)
Fair value of mortgage servicing assets	$2,098
Constant prepayment speed (PSA)	387
Impact on fair value of 10% adverse change	$(130)
Impact on fair value of 20% adverse change	(246)
Discount rate	9.2%
Impact on fair value of 10% adverse change	$(42)
Impact on fair value of 20% adverse change	(83)

These sensitivities are hypothetical and should not be relied upon. As the figures indicate, changes in value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the value of the servicing asset is calculated without changing any other assumption; however,  in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which might magnify or counteract the sensitivities.

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

At the end of each reporting period, securities held in the investment portfolio are evaluated on an individual security level for other-than-temporary impairment in accordance with current accounting guidance. Impairment is other-than-temporary if the decline in the fair value of the security is below its amortized cost and it is probable that all amounts due according to the contractual terms of a debt security will not be received.

Significant judgments are required in determining impairment, which includes making assumptions regarding the estimated prepayments, loss assumptions and the change in interest rates.

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

Newly Issued But Not Yet Effective Accounting Standards

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and international accounting principles. The amendment results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of the amendment are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. The amendment extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) The exception aligns the fair value measurement of instruments classified within an entity’s stockholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of the amendment are effective for the Company’s interim and annual periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s statements of income and condition and the disclosure requirements are already effective.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. In December 2011, the FASB deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. The adoption of the remaining amendments will change the presentation of the components of comprehensive income for the Company as part of Note 1 into two consecutive statements. In December 2011, the FASB deferred the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in this standard until the Board is able to reconsider those paragraphs. These amendments are effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

In September 2011, the FASB amended existing guidance relating to goodwill impairment testing. The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s statements of income and condition.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The liquidity structure is expressly detailed in the Company’s Contingency Funding Plan, which is discussed below. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. Given current prepayment assumptions as of the filing date of December 31, 2011 the cash flow from the securities portfolio is expected to provide approximately $69 million of funding in 2012.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2011, the Company had $210 million in Federal Funds lines with correspondent banks. The Company has approval to borrow up to $800 million at the FHLB, and, given the Company’s current collateral structure as of December 31, 2011, the Company would have borrowed up to $144 million under this authority. The Company also has additional collateral that could be pledged to the FHLB of $126 million as of December 31, 2011. Further, the Company had available capacity at the Federal Reserve Bank of Chicago of $224 million given current collateral structure and the terms of these facilities at December 31, 2011. We are continuing to strengthen our available collateral pool to further increase our borrowing capacity with the Federal Reserve of Chicago.

The Company had all of its securities in the AFS portfolio at December 31, 2011, allowing the Company maximum flexibility to sell securities to meet funding demands. Management believes the majority of the securities in the AFS portfolio are of high quality and marketable. Approximately 76% of this portfolio is comprised of Federal agency securities or mortgage-backed securities directly or indirectly backed by the Federal government. Approximately 8% of the AFS portfolio is invested in non-agency residential mortgage-backed securities, which the company believes the market for these securities are illiquid due to the current economic environment. In addition, the Company has historically sold the majority of its originated mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.

The Company has a formalized Contingency Funding Plan (“CFP”). The Board of Directors and management recognize the importance of liquidity during times of normal operations and in times of stress. The formal CFP was developed to ensure that the multiple liquidity sources available to the Company are detailed. The CFP identifies the potential funding sources, which includes the FHLB, The Federal Reserve Bank, brokered certificates of deposit, certificates of deposit available from the CDARS, repurchase agreements, and Fed Funds. The CFP also address the role of the securities portfolio in liquidity.

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

During 2011, cash and cash equivalents increased $44.4 million from $60.1 million as of December 31, 2010 to $104.6 million as of December 31, 2011. The primary driver of this increase was an increase in deposit balances of $211.7 million. Other sources of funds were proceeds from sales, maturities, calls and principal paydowns of securities of $157.4 million and proceeds from loan sales of $82.2 million. Uses of funds included an increase in loan balances of $150.1 million, which was net of approximately $78.4 million of loans originated and sold in 2011. Other uses of funds included the purchase of securities of $179.3 million and paydowns of short-term borrowings of $32.1 million.

During 2010, cash and cash equivalents increased $4.2 million from $56.0 million as of December 31, 2009 to $60.1 million as of December 31, 2010. The primary driver of this increase was an increase in deposit balances of $349.9 million. Other sources of funds were proceeds from maturities, calls and principal paydowns of securities of $90.5 million and proceeds from loan sales of $88.8 million. Uses of funds included an increase in loan balances of $94.4 million, which was net of approximately $91.6 million of loans originated and sold in 2010. Other uses of funds included the purchase of securities of $114.1 million, a $180.0 million paydown of short-term borrowings and a $56.0 million redemption of preferred stock.

        During 2009, cash and cash equivalents decreased $8.0 million from $64.0 million as of December 31, 2008 to $56.0 million as of December 31, 2009. The primary driver of this decrease was an increase in loan balances of $187.1 million, which was net of approximately $121.9 million of loans originated and sold in 2009. Other uses of funds included the purchase of securities of $129.2 million and a $50.0 million paydown of long-term borrowings. Sources of funds were proceeds from short-term borrowings of $151.4 million, proceeds from the sale of preferred stock of $56.0 million, proceeds from the sale of common stock of $57.9 million, proceeds from maturities, calls and principal paydowns of securities of $115.0 million and proceeds from loan sales of $122.0 million.

The following tables disclose information on the maturity of the Company’s contractual long-term obligations and commitments. Certificates of deposit listed are those with original maturities of 1 year or more as of December 31, 2011.

	Payments Due by Period
		One year			After 5
	Total	or less	1-3 years	3-5 years	years
			(in thousands)
Certificates of deposit	$340,723	$192,775	$112,966	$34,939	$43
Long-term debt	15,000	0	15,000	0	0
Operating leases	1,851	107	195	187	1,362
Pension and SERP plans	2,628	257	506	525	1,340
Subordinated debentures	30,928	0	0	0	30,928
Total contractual long-term cash
obligations	$391,130	$193,139	$128,667	$35,651	$33,673

	Amount of Commitment Expiration Per Period
	Total
	Amount	One year	Over one
	Committed	or less	year
		(in thousands)
Unused loan commitments	$846,404	$615,242	$231,162
Commercial letters of credit	984	984	0
Standby letters of credit	39,614	36,183	3,431
Total commitments and letters of credit	$887,002	$652,409	$234,593

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management (“ALCO”) and Securities

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk, does not own any significant derivative financial instruments and does not maintain a trading portfolio. The Board of Directors annually reviews and approves the ALCO policy used to manage interest rate risk. This policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. Given the Company’s mix of interest bearing liabilities and interest earning assets on December 31, 2011 and using changes in the interest rate environment over a one-year period, the net interest margin could be expected to decline in a falling interest rate environment and increase in a rising rate environment. During 2011 the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) kept the target federal funds rate at a range of 0% to .25% and indicated they expect to keep the rate at that level at least through mid-2014. Due to the low rate environment and competitive markets for commercial loan pricing, there was a reduction in the Company’s yield on earning assets of .28%. This decrease in the yield on earning assets was partially offset by a decrease in the rates paid on deposit accounts and purchased funds. The rate paid on deposit accounts and purchased funds decreased .11% for 2011. The combined result of the decreases in the yield on earning assets and in the rates paid on deposits and purchased funds was a decrease in the net margin from 3.73% for 2010 to 3.54% for 2011. Future changes in the net interest margin will be dependent upon multiple factors including further actions by the FOMC during 2012 in response to economic conditions, competitive pressures in the various markets served, and changes in the structure of the balance sheet as a result of changes in customer demands for products and services.

The Company utilizes a computer modeling software to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves, as well as other factors. The ALCO committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. Although management does not consider Gap ratios in this planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company’s cumulative repricing Gap ratio as of December 31, 2011 for the next 12 months using a rates unchanged scenario was a negative 10.23% of earning assets.

The Company’s investment portfolio consists of Treasury securities, mortgage-backed securities and municipal bonds. During 2011, purchases in the securities portfolio consisted of primarily mortgage-backed securities and municipal bonds. As of December 31, 2011, the Company’s investment in mortgage-backed securities represented approximately 82% of total securities, with 75% of the securities consisting of Collateralized Mortgage Obligations (“CMOs”) and mortgage pools issued by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae, Fannie Mae and Freddie Mac securities are each guaranteed by their respective agencies as to principal and interest. The non-agency residential mortgage-backed securities (CMOs not issued by the government or government sponsored agencies) comprised approximately 7% of the total securities portfolio, down from 14% in the prior year due to normal principal payments and the sale of eight of these securities in March, 2011. These non-agency residential mortgage-backed securities are all super senior tranche securities, were rated AAA or better at the time of purchase and met specific criteria established by the Asset Liability Management Committee of the Company. All mortgage securities purchased by the Company are within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company’s investment policy. The Company uses Bloomberg analytics to evaluate and monitor all purchases. As of December 31, 2011, the securities in the AFS portfolio had approximately a 1.06 year duration with approximately a negative 5.51 % return in the event of a 300 basis points upward movement, 1.21 % return if there is no change in rates and a 3.43% return in the event of a 300 basis point downward movement in rates. As of December 31, 2011, all mortgage-backed securities were performing in a manner consistent with management’s original ALCO modeled expectations.

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

	2011
	Principal/Notional Amount Maturing in:
	(dollars in thousands)
								Fair
								Value
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	12/31/2011
Rate sensitive assets:
Fixed interest rate loans	$384,869	$194,869	$126,041	$87,976	$44,134	$83,490	$921,379	$934,101
Average interest rate	5.19%	5.91%	5.87%	5.79%	5.68%	5.56%
Variable interest rate loans	$900,220	$161,838	$64,884	$35,974	$40,287	$109,127	$1,312,330	$1,260,758
Average interest rate	3.84%	4.11%	4.09%	4.05%	4.63%	3.04%
Fixed interest rate securities	$37,769	$21,961	$22,602	$28,136	$41,104	$304,123	$455,695	$467,305
Average interest rate	4.29%	4.09%	3.83%	3.98%	3.73%	2.39%
Variable interest rate securities	$85	$0	$0	$0	$0	$0	$85	$86
Average interest rate	5.99%	0.00%	0.00%	0.00%	0.00%	0.00%
Other interest-bearing assets	$47,675	$0	$0	$0	$0	$0	$47,675	$47,675
Average interest rate	0.31%	0.00%	0.00%	0.00%	0.00%	0.00%
Rate sensitive liabilities:
Noninterest bearing checking	$26,965	$26,109	$24,825	$24,825	$19,689	$234,269	$356,682	$356,682
Average interest rate
Savings & interest bearing checking	$157,501	$153,365	$170,925	$148,737	$134,570	$380,535	$1,145,633	$1,145,633
Average interest rate	1.27%	1.28%	1.19%	1.31%	1.41%	1.43%
Time deposits	$526,447	$250,434	$38,223	$52,533	$42,146	$598	$910,381	$925,619
Average interest rate	1.41%	1.93%	2.66%	2.46%	2.91%	2.91%
Fixed interest rate borrowings	$10,000	$0	$15,000	$0	$0	$40	$25,040	$26,079
Average interest rate	0.50%	0.00%	3.21%	0.00%	0.00%	6.15%
Variable interest rate borrowings	$26,398	$26,398	$26,398	$26,398	$26,398	$30,928	$162,918	$163,230
Average interest rate	0.13%	0.10%	0.10%	0.10%	0.10%	0.57%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
December 31	2011	2010
ASSETS
Cash and due from banks	$56,909	$42,513
Short-term investments	47,675	17,628
Total cash and cash equivalents	104,584	60,141

Securities available for sale (carried at fair value)	467,391	442,620
Real estate mortgage loans held for sale	2,953	5,606

Loans, net of allowance for loan losses of $53,400 and $45,007	2,180,309	2,044,952

Land, premises and equipment, net	34,736	30,405
Bank owned life insurance	39,959	38,826
Accrued income receivable	9,612	9,074
Goodwill	4,970	4,970
Other intangible assets	99	153
Other assets	45,075	45,179
Total assets	$2,889,688	$2,681,926

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$356,682	$305,107
Interest bearing deposits	2,056,014	1,895,918
Total deposits	2,412,696	2,201,025

Short-term borrowings
Federal funds purchased	10,000	0
Securities sold under agreements to repurchase	131,990	142,015
U.S. Treasury demand notes	0	2,037
Other short-term borrowings	0	30,000
Total short-term borrowings	141,990	174,052

Accrued expenses payable	13,550	11,476
Other liabilities	2,195	2,318
Long-term borrowings	15,040	15,041
Subordinated debentures	30,928	30,928
Total liabilities	2,616,399	2,434,840

Commitments, off-balance sheet risks and contingencies (Notes 1 and 19)

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
16,217,019 shares issued and 16,145,772 outstanding as of December 31, 2011
16,169,119 shares issued and 16,078,420 outstanding as of December 31, 2010	87,380	85,766
Retained earnings	181,903	161,299
Accumulated other comprehensive income	5,139	1,350
Treasury stock, at cost (2011 - 71,247 shares, 2010 - 90,699 shares)	(1,222)	(1,418)
Total stockholders' equity	273,200	246,997
Noncontrolling interest	89	89
Total equity	273,289	247,086
Total liabilities and stockholders' equity	$2,889,688	$2,681,926

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands except share and per share data)
Years Ended December 31	2011	2010	2009
NET INTEREST INCOME
Interest and fees on loans
Taxable	$104,936	$104,205	$96,151
Tax exempt	471	86	148
Interest and dividends on securities
Taxable	13,575	16,406	17,562
Tax exempt	2,756	2,708	2,421
Interest on short-term investments	154	120	61
Total interest income	121,892	123,525	116,343

Interest on deposits	27,735	28,007	32,247
Interest on borrowings
Short-term	612	727	1,089
Long-term	1,465	2,138	2,726
Total interest expense	29,812	30,872	36,062

NET INTEREST INCOME	92,080	92,653	80,281

Provision for loan losses	13,800	23,947	21,202

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	78,280	68,706	59,079

NONINTEREST INCOME
Wealth advisory fees	3,462	3,247	2,980
Investment brokerage fees	2,560	2,266	1,676
Service charges on deposit accounts	7,950	8,436	8,245
Loan, insurance and service fees	4,849	4,300	3,540
Merchant card fee income	1,020	1,081	2,464
Other income	1,817	2,175	1,867
Mortgage banking income	1,000	1,587	1,695
Net securities gains (losses)	(167)	4	2
Other-than-temporary impairment loss on available for sale securities:
Total impairment losses recognized on securities	(286)	(1,716)	(309)
Loss recognized in other comprehensive income	0	129	84
Net impairment loss recognized in earnings	(286)	(1,587)	(225)
Total noninterest income	22,205	21,509	22,244

NONINTEREST EXPENSE
Salaries and employee benefits	32,807	30,375	27,765
Net occupancy expense	3,106	2,899	3,206
Equipment costs	2,204	2,090	2,147
Data processing fees and supplies	3,655	3,931	3,944
Credit card interchange	2	158	1,448
Other expense	13,331	13,982	14,965
Total noninterest expense	55,105	53,435	53,475

INCOME BEFORE INCOME TAX EXPENSE	45,380	36,780	27,848

Income tax expense	14,718	12,237	8,869

NET INCOME	$30,662	$24,543	$18,979

Dividends and accretion of discount on preferred stock	0	3,187	2,694

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$30,662	$21,356	$16,285

BASIC WEIGHTED AVERAGE COMMON SHARES	16,204,952	16,120,606	12,851,845

BASIC EARNINGS PER COMMON SHARE	$1.89	$1.32	$1.27

DILUTED WEIGHTED AVERAGE COMMON SHARES	16,324,644	16,213,747	12,952,444

DILUTED EARNINGS PER COMMON SHARE	$1.88	$1.32	$1.26

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands except share and per share data)

				Accumulated
				Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2009	$0	$22,085	$141,371	$(12,024)	$(1,552)	$149,880

Comprehensive income:
Net income			18,979			18,979
Other comprehensive income (loss), net of tax				6,031		6,031
Comprehensive income						25,010
Common stock cash dividends declared, $.62 per share			(7,698)			(7,698)
Treasury shares purchased under deferred directors' plan
(11,425 shares)		231			(231)	0
Treasury stock sold and distributed under deferred directors'
plan (16,547 shares)		(243)			243	0
Stock activity under stock compensation plans (79,950 shares)		796				796
Stock compensation expense		411				411
Issuance of 3,625,431 shares of common stock		57,922				57,922
Issuance of 56,044 shares of preferred stock at discount	53,759					53,759
Issuance of warrant to purchase 396,538 shares of common stock (1)		2,285				2,285
Accretion of preferred stock discount	336		(336)			0
Preferred stock dividend paid and/or accrued			(2,371)			(2,371)
Balance at December 31, 2009	54,095	83,487	149,945	(5,993)	(1,540)	279,994
Comprehensive income:
Net income			24,543			24,543
Other comprehensive income (loss), net of tax				7,343		7,343
Comprehensive income						31,886
Common stock cash dividends declared, $.62 per share			(9,989)			(9,989)
Treasury shares purchased under deferred directors' plan
(11,081 shares)		212			(212)	0
Treasury stock sold and distributed under deferred directors'
plan (21,491 shares)		(334)			334	0
Stock activity under stock compensation plans (125,457 shares)		1,662				1,662
Stock compensation expense		739				739
Redemption of 56,044 shares of preferred stock	(56,044)					(56,044)
Accretion of preferred stock discount	1,949		(1,949)			0
Preferred stock dividend paid and/or accrued			(1,251)			(1,251)
Balance at December 31, 2010	0	85,766	161,299	1,350	(1,418)	246,997

(1) Subsequent to issue, the share count was adjusted to 198,269 shares due to a Qualified Equity Offering (Note 24).

Continued

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands except share and per share data) (continued)

				Accumulated
				Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at December 31, 2010	0	85,766	161,299	1,350	(1,418)	246,997
Comprehensive income:
Net income			30,662			30,662
Other comprehensive income (loss), net of tax				3,789		3,789
Comprehensive income						34,451
Common stock cash dividends declared, $.62 per share			(10,058)			(10,058)
Treasury shares purchased under deferred directors' plan
(10,648 shares)		244			(244)	0
Treasury stock sold and distributed under deferred directors'
plan (30,100 shares)		(440)			440	0
Stock activity under stock compensation plans (47,900 shares)		468				468
Stock compensation expense		1,342				1,342
Balance at December 31, 2011	$0	$87,380	$181,903	$5,139	$(1,222)	$273,200

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Years Ended December 31	2011	2010	2009
Cash flows from operating activities:
Net income	$30,662	$24,543	$18,979
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,279	2,194	2,252
Provision for loan losses	13,800	23,947	21,202
Loss on sale and write down of other real estate owned	387	129	154
Amortization of intangible assets	54	54	206
Amortization of loan servicing rights	594	620	587
Net change in loan servicing rights valuation allowance	86	(24)	0
Loans originated for sale	(78,425)	(91,638)	(121,900)
Net gain on sales of loans	(1,712)	(2,023)	(2,085)
Proceeds from sale of loans	82,161	88,818	121,969
Net (gain) loss on sale of premises and equipment	17	4	(7)
Net (gain) loss on securities available for sale	167	(4)	(2)
Impairment on available for sale securities	286	1,587	225
Net securities amortization (accretion)	3,601	1,741	546
Stock compensation expense	1,342	739	411
Earnings on life insurance	(970)	(1,085)	(207)
Death benefit received on life insurance	0	0	(319)
Tax benefit of stock option exercises	(138)	(371)	(191)
Net change:
Accrued income receivable	(538)	(474)	(1)
Accrued expenses payable	1,558	(1,891)	(2,882)
Other assets	(3,990)	(2,811)	(14,358)
Other liabilities	121	1,644	(317)
Total adjustments	20,680	21,156	5,283
Net cash from operating activities	51,342	45,699	24,262
Cash flows from investing activities:
Proceeds from sale of securities available for sale	73,318	0	0
Proceeds from maturities, calls and principal paydowns of
securities available for sale	84,051	90,458	114,976
Purchases of securities available for sale	(179,296)	(114,063)	(129,154)
Purchase of life insurance	(134)	(1,102)	(2,147)
Net increase in total loans	(150,055)	(94,702)	(187,129)
Proceeds from sales of land, premises and equipment	33	0	16
Purchases of land, premises and equipment	(6,660)	(3,027)	(1,318)
Proceeds from sales of other real estate owned	2,070	2,789	391
Net cash from investing activities	(176,673)	(119,647)	(204,365)
Cash flows from financing activities:
Net increase in total deposits	211,671	349,900	(34,174)
Net increase (decrease) in short-term borrowings	(32,062)	(179,999)	151,442
Proceeds from long-term borrowings	0	0	40,000
Payments on long-term borrowings	(1)	(25,001)	(90,001)
Common dividends paid	(10,045)	(9,989)	(7,698)
Preferred dividends paid	(13)	(1,601)	(2,021)
Proceeds from issuance of preferred stock and warrant	0	0	56,044
Redemption of preferred stock	0	(56,044)	0
Proceeds from issuance of common stock	0	0	57,922
Proceeds from stock option exercise	468	1,052	796
Purchase of treasury stock	(244)	(212)	(231)
Net cash from financing activities	169,774	78,106	172,079
Net change in cash and cash equivalents	44,443	4,158	(8,024)
Cash and cash equivalents at beginning of the year	60,141	55,983	64,007
Cash and cash equivalents at end of the	$104,584	$60,141	$55,983
Cash paid during the year for:
Interest	$29,215	$32,494	$39,274
Income taxes	21,529	18,587	11,700
Supplemental non-cash disclosures:
Loans transferred to other real estate	898	5,740	464

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:

The consolidated financial statements include Lakeland Financial Corporation and its wholly-owned subsidiary, Lake City Bank (the “Bank”), together referred to as (the “Company”). On December 18, 2006, LCB Investments II, Inc. was formed as a wholly owned subsidiary of the Bank incorporated in Nevada to manage a portion of the Bank’s investment portfolio beginning in 2007. On December 21, 2006, LCB Funding, Inc., a real estate investment trust incorporated in Maryland, was formed as a wholly owned subsidiary of LCB Investments II, Inc. All intercompany transactions and balances are eliminated in consolidation.

The Company provides financial services through the Bank, a full-service commercial bank with 45 branch offices in thirteen counties in North and Central Indiana. The Company provides commercial, retail, trust and investment services to its customers. Commercial products include commercial loans and technology-driven solutions to meet commercial customers’ treasury management needs such as internet business banking and on-line treasury management services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans. The Company provides credit card services to retail and commercial customers through its retail card program and merchant processing activity. The Company provides wealth advisory and trust clients with traditional personal and corporate trust services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance. Other financial instruments, which represent potential concentrations of credit risk, include deposit accounts in other financial institutions.

Use of Estimates:

To prepare financial statements in conformity with accounting principles generally accepted in the United State of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ. The allowance for loan losses, the fair values of financial instruments, other-than-temporary impairment of securities and the fair value of loan servicing rights, are particularly subject to change.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The recorded investment in loans is the loan balance plus unamortized net deferred loan costs less unamortized net deferred loan fees. The total amount of accrued interest on loans as of December 31, 2011 and 2010 was $7.2 million and $6.6 million.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years. This actual loss experience is supplemented with other environmental factors based on the risks present for each portfolio segment. These factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:  Commercial and Industrial, Commercial Real Estate and Multi-family Residential, Agri-business and Agricultural, Other Commercial, Consumer 1-4 Family Mortgage and Other Consumer. The risk characteristics of each of the identified portfolio segments are as follows:

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

Commercial Real Estate and Multi-family Residential - Subject to various adverse market conditions that cause a decrease in market value or lease rates; the potential for environmental impairment from events occurring on subject or neighboring properties; and obsolescence in location or function. Multi-family Residential is also subject to

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

adverse market conditions associated with a change in governmental or personal funding sources for tenants; over supply of units in a specific region; a shift in population; and reputational risks.

Agri-business and Agricultural - Subject to adverse market conditions including changes in local or foreign demand; weather related reduction in output; political or other impact on storage, distribution or use; and increasing commodity prices leading to higher production costs, distribution or exporting.

Other commercial - Subject to the uninterrupted flow of funds to states and other political subdivisions for the purpose of debt repayments on loans held by the Bank.

Consumer 1-4 Family Mortgage - Subject to adverse employment conditions in the local economy leading to increased default rate; decreased market values from oversupply in a geographic area; and  impact to borrowers’ ability to maintain payments in the event of incremental rate increases on adjustable rate mortgages.

Other Consumer - Subject to adverse employment conditions in the local economy which may lead to higher default rates; decreases in the value of underlying collateral.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been materially modified for borrowers experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired and may be either accruing or nonaccruing. Nonaccrual troubled debt restructurings follow the same policy as described above for other loans. Impairment for troubled debt restructurings is measured at the present value of estimated future cash flows using the loan’s effective rate at inception or at discounted collateral value for collateral based loans. Impairment is evaluated in total for smaller-balance loans of similar nature such as all classes of consumer 1-4 family and other consumer loans, and individually for all classes of commercial and industrial, commercial real estate and multi-family, agri-business and agricultural and other commercial loans. The Company analyzes commercial loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis for Special Mention, Substandard and Doubtful grade loans and annually on Pass grade loans over $250,000. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral less anticipated costs to sell if repayment is expected solely from the collateral. All classes of commercial and industrial, commercial real estate and multifamily residential, agri-business and agricultural, other commercial and consumer 1-4 family mortgage loans that become delinquent beyond 90 days are analyzed and a charge-off is taken when it is determined that the underlying collateral, if any, is not sufficient to offset the indebtedness.

Investments in Limited Partnerships:

Investments in limited partnerships represent the Company’s investments in affordable housing projects for the primary purpose of available tax benefits. The Company is a limited partner in these investments and, as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the consolidated balance sheet. These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable. The investments recorded at December 31, 2011 and 2010 were $2.1 million and $2.2 million, respectively, and are included with other assets in the consolidated balance sheet.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreclosed Assets:

Assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. At December 31, 2011 and 2010, the balance of other real estate owned was $2.1 million and $3.7 million and are included with other assets on the consolidated balance sheet.

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

Servicing fee income/(loss), which is included in loan, insurance and service fees in the income statement, is recorded for fees earned for servicing loans. Fees earned for servicing loans are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of servicing rights is netted against mortgage banking income. Servicing fees totaled $711,000, $682,000 and $639,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

Bank Owned Life Insurance:

At December 31, 2011 and 2010, the Company owned $38.9 million and $37.9 million of life insurance policies on certain officers to provide life insurance for these officers. At December 31, 2011 and 2010 the Company also owned $1.0 million and $912,000 of variable life insurance on certain officers related to a deferred compensation plan. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, i.e., the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets:

All goodwill on the Company’s consolidated balance sheet resulted from business combinations prior to January 1, 2011 and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is not amortized, but assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets consist of core deposit intangibles arising from branch acquisitions and trust deposit relationships arising from a trust acquisition. Core deposit intangibles are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which is twelve years. Trust deposit relationships are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives, which is ten years.

FHLB and Federal Reserve Bank Stock:

FHLB and Federal Reserve Bank stock is carried at cost in other assets, classified as a restricted security and is periodically evaluated for impairment based on ultimate recoverability of par value. Both cash and stock dividends are reported as income.

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

Benefit Plans:

The Company maintains a 401(k) profit sharing plan for all employees meeting age and service requirements. The Company contributions are based upon the percentage of budgeted net income earned during the year. The Company has a noncontributory defined benefit pension plan, which covered substantially all employees until the plan was frozen effective April 1, 2000. Funding of the plan equals or exceeds the minimum funding requirement determined by the actuary. Pension expense is the net of interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Benefits are based on years of service and compensation levels. An employee deferred compensation plan is available to certain employees with returns based on investments in mutual funds. The Company maintains a directors’ deferred compensation plan. Effective January 1, 2003, the directors’ deferred compensation plan was amended to restrict the deferral to be in stock only and deferred directors’ fees are included in equity. The Company acquires shares on the open market and records such shares as treasury stock.

Stock Compensation:

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant adjusted for the present value of expected dividends is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. Certain of the restricted stock awards are performance based, as more fully discussed in Note 17.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings Per Common Share:

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in treasury stock for 2011 and 2010 reflect the acquisition of 71,247 and 90,699 shares, respectively, of Lakeland Financial Corporation common stock that have been purchased under the directors’ deferred compensation plan described above. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale during the year and changes in defined benefit pension plans, which are also recognized as a separate component of equity.

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2011	2010	2009
		(in thousands)
Unrealized holding gain on securities available for sale
arising during the period	$6,445	$10,728	$9,366
Reclassification adjustment for (gains) losses included in net income	167	(4)	(2)
Reclassification adjustment for other-than-temporary impairment	286	1,587	225
Net securities gain activity during the period	6,898	12,311	9,589
Tax effect	(2,593)	(5,031)	(3,799)
Net of tax amount	4,305	7,280	5,790

Net gain (loss) on defined benefit pension plans	(1,043)	(36)	248
Amortization of net actuarial loss	175	142	158
Net gain/(loss) activity during the period	(868)	106	406
Tax effect	352	(43)	(165)
Net of tax amount	(516)	63	241

Other comprehensive income, net of tax	$3,789	$7,343	$6,031

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following tables summarize the changes within each classification of accumulated other comprehensive income for December 31, 2011 and 2010 all shown net of tax:

		Current
	Balance	Period	Balance
	at 12/31/10	Change	at 12/31/11
		(in thousands)
Unrealized gain on securities available for sale
without other-than-temporary impairment	$4,285	$3,403	$7,688
Unrealized loss on securities available for sale
with other-than-temporary impairment	(1,425)	902	(523)

Total unrealized gain on securities available for sale	2,860	4,305	7,165

Unrealized loss on defined benefit pension plans	(1,510)	(516)	(2,026)

Total	$1,350	$3,789	$5,139

		Current
	Balance	Period	Balance
	at 12/31/09	Change	at 12/31/10
		(in thousands)
Unrealized gain (loss) on securities available for sale
without other-than-temporary impairment	$(2,814)	$7,099	$4,285
Unrealized loss on securities available for sale
with other-than-temporary impairment	(1,606)	181	(1,425)

Total unrealized gain (loss) on securities available for sale	(4,420)	7,280	2,860

Unrealized loss on defined benefit pension plans	(1,573)	63	(1,510)

Total	$(5,993)	$7,343	$1,350

Loss Contingencies:

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there currently are such matters that will have a material effect on the financial statements.

Restrictions on Cash:

The Company was required to have $3.5 million and $7.2 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2011 and 2010.

Dividend Restriction:

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to its stockholders. These restrictions pose no practical limit on the ability of the Bank or Company to pay dividends at historical levels.

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

Operating Segments:

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

Adoption of New Accounting Standards:

In January 2011, the FASB temporarily delayed the effective date of the disclosures about troubled debt restructurings. These disclosures were of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended June 30, 2011. The amendments deferred the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. The effective date for these disclosures was interim and annual periods beginning on or after June 15, 2011. As the provisions of this ASU only deferred the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU did not have a material impact on the Company’s statements of income and condition.

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. The effective date of this amended guidance was interim and annual periods beginning on or after June 15, 2011 and applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this ASU did not have a material impact on the Company’s statements of income and condition.

Newly Issued But Not Yet Effective Accounting Standards:

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and international accounting principles. The amendment results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of the amendment are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. The amendment extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) The exception aligns the fair value measurement of instruments classified within an entity’s stockholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of the amendment are effective for the Company’s interim and annual periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s statements of income and condition and the disclosure requirements are already effective.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. In December 2011, the FASB deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. The adoption of the remaining amendments will change the presentation of the components of comprehensive income for the Company as part of Note 1 into two consecutive statements. In December 2011, the FASB deferred the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in this standard until the Board is able to reconsider those paragraphs. These amendments are effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

In September 2011, the FASB amended existing guidance relating to goodwill impairment testing. The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s statements of income and condition.

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

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gain	Losses	Cost
2011	(in thousands)
U.S. Treasury securities	$1,055	$52	$0	$1,003
U.S. government sponsored agencies	5,277	244	0	5,033
Agency residential mortgage-backed securities	350,102	8,989	(923)	342,036
Non-agency residential mortgage-backed securities	32,207	191	(2,225)	34,241
State and municipal securities	78,750	5,292	(9)	73,467
Total	$467,391	$14,768	$(3,157)	$455,780

2010
U.S. Treasury securities	$1,036	$32	$0	$1,004
Agency residential mortgage-backed securities	308,851	10,422	(837)	299,266
Non-agency residential mortgage-backed securities	62,773	331	(6,136)	68,578
State and municipal securities	69,960	1,538	(637)	69,059
Total	$442,620	$12,323	$(7,610)	$437,907

Total other-than-temporary impairment recognized in accumulated other comprehensive income was $213,000 for securities available for sale at December 31, 2011 and 2010.

NOTE 2 – SECURITIES (continued)

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of December 31, 2011 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year or less	$696	$700
Due after one year through five years	20,984	22,205
Due after five years through ten years	33,780	36,424
Due after ten years	24,043	25,753
	79,503	85,082
Mortgage-backed securities	376,277	382,309
Total debt securities	$455,780	$467,391

Security proceeds, gross gains and gross losses for 2011, 2010 and 2009 were as follows:

	2011	2010	2009
		(in thousands)
Sales of securities available for sale
Proceeds	$73,318	$0	$0
Gross gains	3,997	0	0
Gross losses	4,171	0	0

The Company sold 36 securities with a total book value of $73.5 million and a total fair value of $73.3 million during 2011. The sales were related to a strategic realignment of the securities portfolio, and included six of the seven non-agency residential mortgage backed securities on which the Company had previously recognized other-than-temporary impairment. The remaining gains in 2011 were from calls or maturities. There were no security sales in 2010 and 2009. All of the gains and losses in 2010 and 2009 were from calls.

Securities with carrying values of $247.7 million and $279.6 million were pledged as of December 31, 2011 and 2010, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law.

NOTE 2 – SECURITIES (continued)

Information regarding securities with unrealized losses as of December 31, 2011 and 2010 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2011			(in thousands)

Agency residential mortgage-backed
securities	$74,463	$(860)	$4,813	$(63)	$79,276	$(923)
Non-agency residential mortgage-backed
securities	3,379	(4)	23,885	(2,221)	27,264	(2,225)
State and municipal securities	341	(2)	1,003	(7)	1,344	(9)
Total temporarily impaired	$78,183	$(866)	$29,701	$(2,291)	$107,884	$(3,157)

2010

Agency residential mortgage-backed
securities	$55,193	$(821)	$4,170	$(16)	$59,363	$(837)
Non-agency residential mortgage-backed
securities	1,607	(2)	50,786	(6,134)	52,393	(6,136)
State and municipal securities	15,811	(577)	422	(60)	16,233	(637)
Total temporarily impaired	$72,611	$(1,400)	$55,378	$(6,210)	$127,989	$(7,610)

        The number of securities with unrealized losses as of December 31, 2011 and 2010 is presented below.

	Less than	12 months
	12 months	or more	Total
2011

Agency residential mortgage-backed securities	21	1	22
Non-agency residential mortgage-backed securities	2	9	11
State and municipal securities	3	2	5
Total temporarily impaired	26	12	38

	Less than	12 months
	12 months	or more	Total
2010

Agency residential mortgage-backed securities	13	1	14
Non-agency residential mortgage-backed securities	1	18	19
State and municipal securities	35	1	36
Total temporarily impaired	49	20	69

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

NOTE 2 – SECURITIES (continued)

As of December 31, 2011, the Company had $32.2 million of non-agency residential mortgage-backed securities which were not issued by the federal government or government sponsored agencies, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. As of December 31, 2010, the Company had $62.8 million of non-agency residential mortgage-backed securities which were not issued by the federal government or government sponsored agencies, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. During the first quarter of 2011, the Company sold eight of the non-agency residential mortgage backed securities as part of a strategic realignment of the investment portfolio. The securities sold had a book value of $21.9 million and a fair value of $17.7 million. The sales included six of the seven non-agency residential mortgage backed securities on which the Company had previously recognized other-than-temporary impairment. Five of the fifteen remaining non-agency residential mortgage backed securities were still rated AAA/Aaa as of December 31, 2011 by at least one of the rating agencies S&P, Moody’s and Fitch, but the other ten had been downgraded to below investment grade by at least one of those rating agencies. Five of the 24 non-agency residential mortgage backed securities were still rated AAA/Aaa as of December 31, 2010, but nineteen had been downgraded by S&P, Fitch and/or Moody’s, including eighteen which were ranked below investment grade by one or more rating agencies.

For these non-agency residential mortgage-backed securities, additional analysis is performed to determine if the impairment is temporary or other-than-temporary, in which case impairment would need to be recorded for these securities. The Company performs an independent analysis of the cash flows of the individual securities based upon assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses. Based upon the initial review, securities may be identified for further analysis computing the net present value using an appropriate discount rate (the current accounting yield) and comparing it to the book value of the security to determine if there is any other-than-temporary impairment that must be recorded. Based on this analysis of the non-agency residential mortgage-backed securities, the Company recorded an other-than-temporary impairment of $286,000 relating to two separate securities in the year ended December 31, 2011, which is equal to the credit loss, establishing a new, lower amortized cost basis. Because management did not have the intent to sell these securities nor did management believe that it was more likely than not they would be required to sell these securities before the recovery of their new, lower amortized cost basis, management did not consider the remaining unrealized losses of the investment securities to be other-than-temporarily impaired at December 31, 2011.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income.

	2011	2010
	(in thousands)
Balance January 1,	$1,812	$225
Additions related to other-than-temporary impairment losses
not previously recognized	42	505
Additional increases to the amount of credit loss for which
other-than-temporary impairment was previously recognized	244	1,082
Reductions for previous credit losses realized on
securities sold during the year	(1,739)	0
Balance December 31,	$359	$1,812

NOTE 2 – SECURITIES (continued)

Information on securities with at least one rating below investment grade as of December 31, 2011 is presented below.

							12/31/2011	1-Month	3-Month	6-Month
		Other Than	December 31, 2011				Lowest	Constant	Constant	Constant
		Temporary	Par	Amortized	Fair	Unrealized	Credit	Default	Default	Default	Credit
Description	CUSIP	Impairment	Value	Cost	Value	Gain/(Loss)	Rating	Rate	Rate	Rate	Support
			(in thousands)
CWHL 2006-18 2A7	12543WAJ7	$0	$2,815	$2,761	$2,450	$(311)	C	12.89	8.16	4.06	2.89
CWALT 2005-46CB A1	12667G6U2	42	3,530	3,323	2,747	(576)	CC	5.42	3.95	3.16	3.01
CWALT 2005-J8 1A3	12667GJ20	0	5,043	4,835	4,560	(275)	CC	7.90	8.60	5.04	6.20
CHASE 2005-S3 A4	16162WNE5	0	333	331	330	(1)	B1	0.00	0.00	2.43	4.02
CHASE 2006-S3 1A5	16162XAE7	0	1,281	1,279	1,199	(80)	C	0.84	1.20	2.73	2.20
CMSI 2007-61A5	173103AE2	0	2,523	2,521	2,473	(48)	B1	5.29	3.04	2.69	6.68
GSR 2006-10F 1A1	36266WAC6	0	3,626	3,374	3,164	(210)	C	0.00	0.00	1.13	2.17
MALT 2004-6 7 A1	576434SK1	0	3,072	3,052	3,048	(4)	B1	0.00	0.00	0.00	11.30
MANA 2007-F1 1A1	59023YAA2	0	2,168	2,126	1,745	(381)	D	0.00	0.00	0.00	0.00
RFMSI 2006-S5 A14	74957EAP2	317	2,707	2,332	2,029	(303)	D	6.03	4.98	5.45	0.00

		$359	$27,098	$25,934	$23,745	$(2,189)

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

NOTE 3 - LOANS

    Total loans outstanding as of year-end consisted of the following:

	2011	2010
	(in thousands)
Commercial and industrial loans:
Working capital lines of credit loans	$373,768	$281,546
Non-working capital loans	377,388	384,138
Total commercial and industrial loans	751,156	665,684

Commercial real estate and multi-family residential loans:
Construction and land development loans	82,284	106,980
Owner occupied loans	346,669	329,760
Nonowner occupied loans	385,090	355,393
Multifamily loans	38,477	24,158
Total commercial real estate and multi-family residential loans	852,520	816,291

Agri-business and agricultural loans:
Loans secured by farmland	118,224	111,961
Loans for agricultural production	119,705	117,518
Total agri-business and agricultural loans	237,929	229,479

Other commercial loans	58,278	38,778
Total commercial loans	1,899,883	1,750,232

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	106,999	103,118
Open end and junior lien loans	175,694	182,325
Residential construction and land development loans	5,462	4,140
Total consumer 1-4 family mortgage loans	288,155	289,583

Other consumer loans	45,999	51,123
Total consumer loans	334,154	340,706
Subtotal	2,234,037	2,090,938
Less: Allowance for loan losses	(53,400)	(45,007)
Net deferred loan fees	(328)	(979)
Loans, net	$2,180,309	$2,044,952

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following table presents the activity and balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011:

		Commercial
		Real Estate			Consumer
	Commercial	and Multifamily	Agri-business	Other	1-4 Family	Other
	and Industrial	Residential	and Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
	(in thousands)
Balance January 1	$21,479	$15,893	$1,318	$270	$1,694	$682	$3,671	$45,007
Provision for loan losses	3,112	9,748	(520)	(205)	1,632	350	(317)	13,800
Loans charged-off	(2,587)	(2,514)	(103)	0	(1,050)	(575)	0	(6,829)
Recoveries	826	362	0	0	46	188	0	1,422
Net loans charged-off	(1,761)	(2,152)	(103)	0	(1,004)	(387)	0	(5,407)
Balance December 31	$22,830	$23,489	$695	$65	$2,322	$645	$3,354	$53,400

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,443	$8,382	$213	$0	$288	$0	$0	$18,326
Collectively evaluated for impairment	13,387	15,107	482	65	2,034	645	3,354	35,074

Total ending allowance balance	$22,830	$23,489	$695	$65	$2,322	$645	$3,354	$53,400

Loans:
Loans individually evaluated for impairment	$24,204	$35,794	$853	$0	$2,665	$0	$0	$63,516
Loans collectively evaluated for impairment	727,160	815,883	237,150	58,249	285,791	45,960	0	2,170,193

Total ending loans balance	$751,364	$851,677	$238,003	$58,249	$288,456	$45,960	$0	$2,233,709

    The recorded investment in loans does not include accrued interest.

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

		Commercial
		Real Estate			Consumer
	Commercial	and Multifamily	Agri-business	Other	1-4 Family	Other
	and Industrial	Residential	and Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,911	$4,663	$301	$190	$76	$0	$0	$12,141
Collectively evaluated for impairment	14,568	11,230	1,017	80	1,618	682	3,671	32,866

Total ending allowance balance	$21,479	$15,893	$1,318	$270	$1,694	$682	$3,671	$45,007

Loans:
Loans individually evaluated for impairment	$20,988	$23,358	$1,259	$197	$2,204	$0	$0	$48,006
Loans collectively evaluated for impairment	644,551	791,715	228,305	38,542	287,729	51,111	0	2,041,953

Total ending loans balance	$665,539	$815,073	$229,564	$38,739	$289,933	$51,111	$0	$2,089,959

        The recorded investment in loans does not include accrued interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following is an analysis of the allowance for loan losses for 2010 and 2009:

	2010	2009
	(in thousands)
Balance January 1,	$32,073	$18,860
Provision for loan losses	23,947	21,202
Loans charged-off	(11,742)	(8,511)
Recoveries	729	522
Net loans charged-off	(11,013)	(7,989)
Balance December 31,	$45,007	$32,073

         The allowance for loan losses to total loans for the years ended December 31, 2011, 2010 and 2009 was 2.39%, 2.15% and 1.59% respectively.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

        The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

						Cash Basis
	Unpaid		Allowance for	Average	Interest	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial loans:
Non-working capital loans	$116	$116	$0	$30	$0	$0

Commercial real estate and multi-family residential loans:
Nonowner occupied loans	0	0	0	425	0	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	7,831	5,969	3,206	5,649	23	25
Non-working capital loans	20,867	18,119	6,237	17,202	616	625

Commercial real estate and multi-family residential loans:
Construction and land development loans	816	429	125	1,319	0	0
Owner occupied loans	5,874	5,082	1,566	3,082	41	45
Nonowner occupied loans	30,769	30,283	6,691	24,108	246	252
Multifamily loans	0	0	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	1,126	628	195	610	0	0
Loans for agricultural production	225	225	18	410	0	0

Other commercial loans	0	0	0	129	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,461	2,256	285	1,872	44	48
Open end and junior lien loans	409	409	3	118	0	0
Residential construction loans	0	0	0	0	0	0

Other consumer loans	0	0	0	0	0	0

Total	$70,494	$63,516	$18,326	$54,954	$970	$995

The recorded investment in loans does not include accrued interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
	(in thousands)
With no related allowance recorded:
Commercial real estate and multi-family residential loans:
Nonowner occupied loans	$870	$869	$0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,651	5,652	2,944
Non-working capital loans	15,335	15,336	3,967

Commercial real estate and multi-family residential loans:
Construction and land development loans	1,402	1,401	195
Owner occupied loans	2,908	2,909	948
Nonowner occupied loans	18,186	18,179	3,520
Multifamily loans	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	405	406	83
Loans for agricultural production	853	853	218

Other commercial loans	197	197	190

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,067	2,063	75
Open end and junior lien loans	141	141	1
Residential construction loans	0	0	0

Other consumer loans	0	0	0

Total	$48,015	$48,006	$12,141

The following table presents information on impaired loans:

	2010	2009
	(in thousands)
Average of impaired loans during the year	$39,685	$23,576
Interest income recognized during impairment	450	35
Cash-basis interest income recognized	465	30

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Nonaccrual loans and loans past due 30 days still on accrual were as follows:

	2011	2010
	(in thousands)
Nonaccrual loans	$39,425	$36,591
Interest not recorded on nonaccrual loans	1,815	1,710
Loans past due 30-89 days and still accruing	4,230	3,212
Loans past due 90 days and still accruing	52	330
Nonperforming loans	39,477	36,921

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. For December 31, 2011 and 2010, $39.0 million and $35.8 million of impaired loans were also included in the total for nonaccrual loans. Total impaired loans increased by $15.5 million to $63.5 million at December 31, 2011 from $48.0 million at December 31, 2010. The increase in nonaccrual loans resulted primarily from the addition of one commercial credit relationship totaling $7.3 million (3 loans). As discussed earlier, the increase in impaired loans resulted from this commercial credit, as well as five other commercial relationships totaling $12.1 million. For December 31, 2010 and 2009, $35.8 million and $29.7 million of impaired loans were also included in the total for nonaccrual loans. Total impaired loans increased by $16.2 million to $48.0 million at December 31, 2010 from $31.8 million at December 31, 2009. The increase in nonaccrual loans resulted primarily from the addition of a commercial credit of $9.0 million. As discussed earlier, the increase in impaired loans resulted primarily from the nonaccrual commercial credit mentioned previously, as well as two other commercial relationships totaling $10.8 million.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2011 and 2010:

			Loans Past Due
			Over 90 Days
	Nonaccrual		Still Accruing
	2011	2010	2011	2010
	(in thousands)
Commercial and industrial loans:
Non-impaired watch list loans	$102	$372	$0	$0
Working capital lines of credit loans	4,707	5,405	0	0
Non-working capital loans	5,367	4,786	0	0

Commercial real estate and multi-family residential loans:
Non-impaired watch list loans	36	26	0	0
Construction and land development loans	429	1,400	0	0
Owner occupied loans	4,335	2,935	0	0
Nonowner occupied loans	21,971	19,049	0	0
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Non-impaired watch list loans	0	0	0	0
Loans secured by farmland	628	406	0	0
Loans for agricultural production	225	878	0	0

Other commercial loans	0	197	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,193	842	52	318
Open end and junior lien loans	452	267	0	0
Residential construction loans	0	0	0	0

Other consumer loans	7	20	0	12

Total	$39,452	$36,583	$52	$330

The recorded investment in loans does not include accrued interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

	30-89	Greater than
	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
	(in thousands)
Commercial and industrial loans:
Non-impaired watch list loans	$1,000	$102	$1,102	$40,719	$41,821
Working capital lines of credit loans	51	4,707	4,758	353,266	358,024
Non-working capital loans	21	5,367	5,388	346,131	351,519

Commercial real estate and multi-family residential loans:
Non-impaired watch list loans	0	36	36	58,593	58,629
Construction and land development loans	0	429	429	64,808	65,237
Owner occupied loans	104	4,335	4,439	318,872	323,311
Nonowner occupied loans	0	21,971	21,971	345,402	367,373
Multifamily loans	0	0	0	37,127	37,127

Agri-business and agricultural loans:
Non-impaired watch list loans	0	0	0	857	857
Loans secured by farmland	0	628	628	116,762	117,390
Loans for agricultural production	0	225	225	119,531	119,756

Other commercial loans	0	0	0	58,249	58,249

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,569	1,245	3,814	102,970	106,784
Open end and junior lien loans	254	452	706	175,517	176,223
Residential construction loans	34	0	34	5,415	5,449

Other consumer loans	192	7	199	45,761	45,960

Total	$4,225	$39,504	$43,729	$2,189,980	$2,233,709

         The recorded investment in loans does not include accrued interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	30-89	Greater than
	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
Commercial and industrial loans:	(in thousands)
Non-impaired watch list loans	$0	$372	$372	$54,977	$55,349
Working capital lines of credit loans	0	5,405	5,405	261,556	266,961
Non-working capital loans	462	4,786	5,248	337,981	343,229

Commercial real estate and multi-family residential loans:
Non-impaired watch list loans	0	26	26	60,473	60,499
Construction and land development loans	0	1,400	1,400	88,089	89,489
Owner occupied loans	27	2,935	2,962	304,702	307,664
Nonowner occupied loans	0	19,049	19,049	314,245	333,294
Multifamily loans	0	0	0	24,127	24,127

Agri-business and agricultural loans:
Non-impaired watch list loans	0	0	0	4,131	4,131
Loans secured by farmland	0	406	406	109,465	109,871
Loans for agricultural production	0	878	878	114,684	115,562

Other commercial loans	0	197	197	38,542	38,739

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,333	1,160	3,493	99,405	102,898
Open end and junior lien loans	237	267	504	182,395	182,899
Residential construction loans	0	0	0	4,136	4,136

Other consumer loans	145	32	177	50,934	51,111

Total	$3,204	$36,913	$40,117	$2,049,842	$2,089,959

     The recorded investment in loans does not include accrued interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $15.7 million and $4.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 and 2010. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	2011	2010	2009
		(in thousands)
Accruing troubled debt restructured loans	$22,177	$8,547	$0
Nonaccrual troubled debt restructured loans	34,273	6,091	6,521
Total troubled debt restructured loans	$56,450	$14,638	$6,521

During the year ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modified terms of these loans included one or a combination of the following: a reduction of the stated interest rate of the loan below market rates; principle and interest forgiveness; a modification of repayment terms that delays principal repayment for some period; or inadequate compensation for the terms of the restructure. Clarifications in the accounting guidance for troubled debt restructurings that became effective in the third quarter of 2011 resulted in $15.6 million being added to total troubled debt restructured loans in 2011. Of the $15.6 million added, $15.3 million was included in nonperforming and impaired loans at December 31, 2010.

Renegotiated interest rates include loans with a reduction in rate for a short-term (part of the remaining life of the loan) or long-term (life of loan). Included are modifications to borrowers at a rate that is readily available in the market, but who otherwise would not have qualified for the terms offered in the modification without a concession being granted. Also included are borrowers who received interest rate concessions that are below market rates.

Delays in principal repayment include loans that were intended to be amortizing during the period, but, due to financial hardship, these borrowers were unable to meet the original or intended repayment terms. These include loans with principal deferrals for a prolonged period or those with modified payments, which are an exception to bank policy.

Inadequate compensation for the terms of the restructure were identified in some loans where terms offered would not have been readily available in the marketplace for loans bearing similar risk profiles, including loans that were renewed under terms similar to original terms. In some instances it was determined that a concession had been granted; however, it is difficult to quantify these concessions due to an absence in market terms to be used for comparison. These loans included two non-working capital loans with a recorded investment of $636,000, one non-owner occupied loan with a recorded investment of $642,000 and one loan secured by farmland with a recorded investment of $413,000. These loans are included in the table of all modifications below.

The following tables present loans by class modified as troubled debt restructurings that occurred during the period ending December 31, 2011:

	All Modifications

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
		(in thousands)
Troubled Debt Restructurings

Commercial and industrial loans:
Working capital lines of credit loans	3	$639	$639
Non-working capital loans	6	6,187	6,261

Commercial real estate and multi-family residential loans:
Construction and land development loans
Owner occupied loans	8	6,648	6,651
Nonowner occupied loans	8	23,767	23,767

Agri-business and agricultural loans:
Loans secured by farmland	2	683	683

Consumer 1-4 family loans:
Closed end first mortgage loans	6	942	849

Total	33	$38,866	$38,850

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

	Interest Rate Reductions			Principal and Interest Forgiveness					Modified Repayment Terms

		Interest at	Interest at		Principal at	Principal at	Interest at	Interest at		Extension
	Number of	Pre-Modification	Post-Modification	Number of	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification	Number of	Period or
	Loans	Rate	Rate	Loans	Rate	Rate	Rate	Rate	Loans	Range
		(in thousands)			(in thousands)					(in months)
Troubled Debt Restructurings

Commercial and industrial loans:
Working capital lines of credit loans	0	$0	$0	0	$0	$0	$0	$0	3	11-60
Non-working capital loans	0	0	0	0	0	0	0	0	4	12-36

Commercial real estate and multi- family residential loans:
Owner occupied loans	0	0	0	1	2,125	2,125	641	429	7	20-70
Nonowner occupied loans	0	0	0	0	0	0	0	0	7	6-36

Agri-business and agricultural loans:
Loans secured by farmland	0	0	0	0	0	0	0	0	1	22

Consumer 1-4 family loans:
Closed end first mortgage loans	5	402	324	1	550	450	66	57	0	0

Total	5	$402	$324	2	$2,675	$2,575	$707	$486	22	6-70

All of the commercial and industrial loan troubled debt restructurings described above also had inadequate compensation of additional collateral as part of the restructuring.

For the period ending December 31, 2011, the commercial and industrial loan troubled debt restructurings described above decreased the allowance for loan losses by $112,000, the commercial real estate and multi-family residential loan troubled debt restructurings described above increased the allowance for loan losses by $3.2 million, the agri-business and agricultural loan troubled debt restructurings described above decreased the allowance for loan losses by $11,000 and the consumer 1-4 family loan troubled debt restructurings described above increased the allowance for loan losses by $76,000. The five commercial and industrial loans and one agri-business and agricultural loan that decreased the provision during 2011 had modifications during the first five months of the year and had improved their positions during the remainder of the year warranting the decrease in allocation.

The commercial real estate and multi-family residential loan troubled debt restructurings described above also resulted in charge offs of $667,000 during the period ending December 31, 2011. No charge offs resulted from any other troubled debt restructurings described above during the period ending December 31, 2011.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during period ending December 31, 2011:

	Number of	Recorded
	Loans	Investment
		(in thousands)
Troubled Debt Restructurings that Subsequently Defaulted

Consumer 1-4 family loans:
Closed end first mortgage loans	4	$455

Total	4	$455

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $34,000 and did not result in any charge offs during the period ending December 31, 2011.

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

Substandard. Loans classified as Substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized as the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans. Loans listed as not rated are consumer loans included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
			(in thousands)
Commercial and industrial loans:
Non-impaired watch list loans	$0	$11,270	$30,551	$0	$0
Working capital lines of credit loans	352,055	0	5,969	0	0
Non-working capital loans	331,881	1,792	16,443	0	1,403

Commercial real estate and multi-family residential loans:
Non-impaired watch list loans	0	15,912	42,717	0	0
Construction and land development loans	64,808	0	429	0	0
Owner occupied loans	318,191	0	5,082	0	38
Nonowner occupied loans	337,090	3,419	26,864	0	0
Multifamily loans	37,127	0	0	0	0

Agri-business and agricultural loans:
Non-impaired watch list loans	0	70	787	0	0
Loans secured by farmland	116,742	0	628	0	20
Loans for agricultural production	119,531	0	225	0	0

Other commercial loans	58,061	66	120	0	2

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	17,307	53	974	0	88,450
Open end and junior lien loans	11,569	319	0	0	164,335
Residential construction loans	0	0	0	0	5,449

Other consumer loans	7,416	375	497	0	37,672

Total	$1,771,778	$33,276	$131,286	$0	$297,369

        The recorded investment in loans does not include accrued interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans. Loans listed as not rated are consumer loans included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
Commercial and industrial loans:			(in thousands)
Non-impaired watch list loans	$0	$22,282	$33,067	$0	$0
Working capital lines of credit loans	261,210	0	5,751	0	0
Non-working capital loans	325,976	0	15,327	0	1,926

Commercial real estate and multi-family residential loans:
Non-impaired watch list loans	0	23,722	36,777	0	0
Construction and land development loans	88,088	0	1,401	0	0
Owner occupied loans	304,661	0	2,911	0	92
Nonowner occupied loans	314,247	0	19,047	0	0
Multifamily loans	24,127	0	0	0	0

Agri-business and agricultural loans:
Non-impaired watch list loans	0	2,008	2,123	0	0
Loans secured by farmland	109,444	0	405	0	22
Loans for agricultural production	114,495	0	853	0	214

Other commercial loans	38,400	0	339	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	17,398	427	1,386	0	83,687
Open end and junior lien loans	13,380	0	178	0	169,341
Residential construction loans	0	0	0	0	4,136

Other consumer loans	9,394	0	497	0	41,220

Total	$1,620,820	$48,439	$120,062	$0	$300,638

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities:  Securities available for sale are valued primarily by a third party pricing service. The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). These models utilize the market approach with standard inputs that include, but are not limited to benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. For certain municipal securities that are not rated and observable inputs about the specific issuer are not available, fair values are estimated using observable data from other  municipal securities presumed to be similar or other market data on other non-rated municipal securities (Level 3 inputs). There were no transfers from or into Level 1or Level 2 during 2011 and 2010 and there were no transfers from or into Level 3 during 2010.

Mortgage Banking Derivative:  The fair values of derivatives are based on observable market data as of the measurement date (Level 2).

Impaired loans:  Impaired loans with specific allocations of the allowance for loan losses are generally assessed against higher than normal discounted advance ratios of collateral as approved at the time of funding, with consideration given for any supplemental credit support from guarantors. Consideration is given for the type and nature of collateral, as well as the anticipated liquidation value to develop a discount for the advance ratios on each credit. Commercial real estate is generally discounted from its appraised value by 0-50% after various considerations including current net operating incomes being realized, general local market conditions, type of property, and potential buyer base. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant. Raw and finished inventory is discounted from its cost basis or book value by 35-65%, depending on the nature and marketability of the goods. Finished goods are generally discounted by 30-60%, depending on the ease of marketability, cost of transportation or application of the good. Work in process inventory is typically discounted by 50-100%, depending on the length of manufacturing time, components used in the process, and the breadth of the user base. Equipment is valued at a percentage of depreciated book value, or current appraised value if available, and is typically discounted at 30-70% after various considerations including age and condition of the equipment, marketability, breadth of use, and whether the equipment includes unique components or add-ons. Marketable securities are discounted by 10-30%, depending on the type of investment, age of valuation report and general market conditions. This methodology is based on a market approach and typically results in a Level 3 classification of the inputs for determining fair value.

Mortgage servicing rights:  As of December 31, 2011, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans was $2.1 million, some of which are not currently impaired and therefore carried at amortized cost. These residential mortgage loans have a weighted average interest rate of 4.93%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area of Northern Indiana. A valuation model is used to estimate fair value, which is based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. At December 31, 2011, the constant prepayment speed (PSA) used was 387 and the discount rate used was 9.2%. At December 31, 2010, the constant prepayment speed (PSA) used was 288 and the discount rate used was 9.5%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	December 31, 2011
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	at Fair Value
Assets		(in thousands)

U.S. Treasury securities	$1,055	$0	$0	$1,055
U.S. Government sponsored agencies	0	5,277	0	5,277
Mortgage-backed securities	0	350,102	0	350,102
Non-agency residential mortgage-backed securities	0	32,207	0	32,207
State and municipal securities	0	78,064	686	78,750
Total Securities	1,055	465,650	686	467,391

Mortgage banking derivative	0	406	0	406

Total assets	$1,055	$466,056	$686	$467,797

Liabilities

Mortgage banking derivative	$0	$81	$0	$81

	December 31, 2010
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	at Fair Value
Assets		(in thousands)

U.S. Treasury securities	$1,036	$0	$0	$1,036
Mortgage-backed securities	0	308,851	0	308,851
Non-agency residential mortgage-backed securities	0	62,773	0	62,773
State and municipal securities	0	69,960	0	69,960
Total Securities	1,036	441,584	0	442,620

Mortgage banking derivative	0	378	0	378

Total assets	$1,036	$441,962	$0	$442,998

Liabilities

Mortgage banking derivative	$0	$21	$0	$21

 There were no transfers from or into Level 1or Level 2 during 2011 and 2010 and there were no transfers from or into Level 3 during 2010.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011:

State and
Municipal
Securities
2011
(in thousands)
Balance of recurring Level 3 assets at January 1	$0
Transfers into Level 3	686
Balance of recurring Level 3 assets at December 31	$686

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The fair value of 3 state and municipal securities with a fair value of $686,000 as of December 31, 2011 were transferred out of Level 2 and into Level 3 because of a lack of observable market data for these investments. The Company’s policy is to recognize transfers as of the end of the reporting period. As a result, the fair value for these state and municipal securities was transferred on December 31, 2011.

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	December 31, 2011
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
		(in thousands)
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$2,762	$2,762
Non-working capital loans	0	0	11,885	11,885

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	303	303
Owner occupied loans	0	0	3,515	3,515
Nonowner occupied loans	0	0	23,591	23,591
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	0	0	433	433
Loans for agricultural production	0	0	207	207

Other commercial loans	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	878	878
Open end and junior lien loans	0	0	406	406
Residential construction loans	0	0	0	0

Other consumer loans	0	0	0	0

Total impaired loans	$0	$0	$43,980	$43,980

Mortgage servicing rights	0	0	1,734	1,734
Other real estate owned	0	0	730	730

Total assets	$0	$0	$46,444	$46,444

	December 31, 2010
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
		(in thousands)
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$2,708	$2,708
Non-working capital loans	0	0	4,990	4,990

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	1,207	1,207
Owner occupied loans	0	0	1,960	1,960
Nonowner occupied loans	0	0	14,666	14,666
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	0	0	322	322
Loans for agricultural production	0	0	635	635

Other commercial loans	0	0	7	7

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	815	815
Open end and junior lien loans	0	0	140	140
Residential construction loans	0	0	0	0

Other consumer loans	0	0	0	0

Total impaired loans	$0	$0	$27,450	$27,450

Mortgage servicing rights	0	0	11	11

Total assets	$0	$0	$27,461	$27,461

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $62.2 million, with a valuation allowance of $18.2 million at December 31, 2011, resulting in an additional provision for loan losses of $6.9 million for the year ended December 31, 2011. At December 31, 2010, impaired loans had a carrying amount of $38.8 million, with a valuation allowance of $11.3 million, resulting in an additional provision for loans losses of $4.6 million for the year ending December 31, 2010.

Mortgage servicing rights, which are carried at the lower of cost or fair value, included a portion carried at their fair value of $1.7 million, which is made up of the outstanding balance of $1.8 million, net of a valuation allowance of $108,000 at December 31, 2011, resulting in a net increase in impairment of $86,000 for the year ended December 31, 2011. At December 31, 2010, mortgage servicing rights included a portion carried at their fair value of $11,000, which is made up of the outstanding balance of $33,000, net of a valuation allowance of $22,000 at December 31, 2010, resulting in a net recovery of $24,000 for the year ended December 31, 2010.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $730,000, which is made up of the outstanding balance of $1.1 million, net of a valuation allowance of $340,000 at December 31, 2011, which was all written down during 2011.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2011 and 2010. Items which are not financial instruments are not included.

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$104,584	$104,584	$60,141	$60,141
Securities available for sale	467,391	467,391	442,620	442,620
Real estate mortgages held for sale	2,953	2,998	5,606	5,661
Loans, net	2,180,309	2,141,459	2,044,952	2,041,812
Federal Home Loan Bank stock	7,313	N/A	8,511	N/A
Federal Reserve Bank stock	3,420	N/A	3,420	N/A
Accrued interest receivable	9,604	9,604	9,064	9,064
Financial Liabilities:
Certificates of deposit	(910,381)	(925,619)	(949,559)	(962,456)
All other deposits	(1,502,315)	(1,502,315)	(1,251,466)	(1,251,466)
Securities sold under agreements to repurchase	(131,990)	(131,990)	(142,015)	(142,015)
Other short-term borrowings	(10,000)	(10,000)	(32,037)	(32,037)
Long-term borrowings	(15,040)	(16,079)	(15,041)	(15,991)
Subordinated debentures	(30,928)	(31,240)	(30,928)	(31,242)
Standby letters of credit	(247)	(247)	(321)	(321)
Accrued interest payable	(5,574)	(5,574)	(4,978)	(4,978)

        For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2011 and 2010. The estimated fair value for cash and cash equivalents, demand and savings deposits, variable rate loans, variable rate short term borrowings and accrued interest is considered to approximate cost. The fair value of FHLB and Federal Reserve Bank stock is not determinable as there are restrictions on its transferability. The estimated fair value for fixed rate loans, certificates of deposit and fixed rate borrowings is based on discounted cash flows using current market rates applied to the estimated life of the loan. Real estate mortgages held for sale are based upon the actual contracted price for those loans sold but not yet delivered or the current Federal Home Loan Mortgage Corporation price for normal delivery of mortgages with similar coupons and maturities at year-end. The fair value of subordinated debentures is based on the rates currently available to the Company with similar terms and remaining maturity and credit spread. The fair value of off-balance sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements. The estimated fair value of other financial instruments approximate cost and are not considered significant to this presentation.

NOTE 6 - SECONDARY MARKET MORTGAGE ACTIVITY

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $293.3 million and $283.5 million at December 31, 2011 and 2010. Custodial escrow balances maintained in connection with serviced loans were $1.1 million and $1.0 million at year end 2011 and 2010. Information on loan servicing rights and the related valuation allowance, which are included in other assets, follows:

Loan servicing rights:	2011	2010	2009
		(in thousands)
Carrying amount at beginning of year	$2,104	$1,966	$1,657
Originations	629	758	896
Amortization	(594)	(620)	(587)
Carrying amount before valuation allowance	$2,139	$2,104	$1,966

Valuation allowance:	2011	2010	2009
		(in thousands)
Beginning of year	$22	$46	$46
Provisions/(recoveries)	86	(24)	0
End of year	108	22	46

Carrying amount at end of year	$2,031	$2,082	$1,920

Fair value at beginning of the year	$2,390	$2,136	$2,148
Fair value at the end of the year	$2,098	$2,390	$2,136
Fair value at year end 2011 was determined using weighted average discount rates 9.2%, a constant prepayment speed of 387 and a weighted average default rate of .39%. Fair value at year end 2010 was determined using weighted average discount rates 9.5%, a constant prepayment speed of 288 and a weighted average default rate of .32%.

The weighted average amortization period is 3.92 years at December 31, 2011.

NOTE 7 - LAND, PREMISES AND EQUIPMENT, NET

Land, premises and equipment and related accumulated depreciation were as follows at December 31, 2011 and 2010:

	2011	2010
	(in thousands)
Land	$12,286	$10,240
Premises	28,670	27,239
Equipment	20,469	17,770
Total cost	61,425	55,249
Less accumulated depreciation	26,689	24,844
Land, premises and equipment, net	$34,736	$30,405

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There have been no changes in the $5.0 million carrying amount of goodwill since 2002.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two step impairment test. Step 1 includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. The Company determined the fair value of our reporting unit and compared it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test. Our annual impairment analysis as of May 31, 2011, indicated that the Step 2 analysis was not necessary. Circumstances did not change much during the second half of the year such that the Company did not believe it was necessary to do an additional impairment analysis.

Acquired Intangible Assets

	As of December 31, 2011		As of December 31, 2010
	(in thousands)		(in thousands)
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Core deposit	$0	$0	$0	$0
Trust deposit relationships	572	473	572	419
Total	$572	$473	$572	$419

Aggregate amortization expense was $54,000, $54,000 and $206,000 for 2011, 2010 and 2009.

Estimated amortization expense for each of the next five years:

Amount
(in thousands)
2012	$52
2013	47

NOTE 9 – DEPOSITS

The aggregate amount of time deposits, each with a minimum denomination of $100,000, was approximately $521.5 and $614.6 million at December 31, 2011 and 2010. The amount of public fund deposits was $55.0 million and $70.5 million at December 31, 2011 and 2010. The amount of brokered deposits was $91.3 million and $246.1 million at December 31, 2011 and 2010.

At December 31, 2011, the scheduled maturities of time deposits were as follows:

Amount
(in thousands)
Maturing in 2012	$537,403
Maturing in 2013	239,478
Maturing in 2014	38,223
Maturing in 2015	52,533
Maturing in 2016	42,146
Thereafter	598
Total time deposits	$910,381

NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $170.2 million and $167.0 million at year-end 2011 and 2010.

Securities sold under agreements to repurchase (“repo accounts”) represent collateralized borrowings with customers located primarily within the Company’s service area. Substantially all repo accounts mature on demand, with the remaining maturing in less than one year. Repo accounts are not covered by federal deposit insurance and are secured by securities owned. Information on these liabilities and the related collateral for 2011 and 2010 is as follows:

	2011	2010	2009
		(in thousands)
Average daily balance during the year	$134,814	$114,578	$125,195
Average interest rate during the year	0.42%	0.44%	0.46%
Maximum month-end balance during the year	$146,281	$142,015	$133,072
Weighted average interest rate at year-end	0.35%	0.42%	0.42%

The Company retains the right to substitute similar type securities, and has the right to withdraw all excess collateral applicable to repo accounts whenever the collateral values are in excess of the related repurchase liabilities. At December 31, 2011, there were no material amounts of securities at risk with any one customer. The Company maintains control of these securities through the use of third-party safekeeping arrangements.

NOTE 11 – BORROWINGS

Long-term borrowings at December 31 consisted of:

	2011	2010
	(in thousands)
Federal Home Loan Bank of Indianapolis Notes, 3.21%, Due May 5, 2014	$15,000	$15,000
Federal Home Loan Bank of Indianapolis Notes, 6.15%, Due January 15, 2018	40	41
Total	$15,040	$15,041

Long-term borrowings mature over each of the next five years as follows:

(in thousands)
2012	$0
2013	0
2014	15,000
2015	0
2016	0

Other short-term borrowings at December 31 consisted of:

	2011	2010
	(in thousands)
Federal Home Loan Bank of Indianapolis Notes, 0.50%, Due June 28, 2011	$0	$30,000

All FHLB notes require monthly interest payments and were secured by residential real estate loans and securities with a carrying value of $283.7 million and $309.6 million at December 31, 2011 and 2010. At December 31, 2011, the Company owned $7.3 million of FHLB stock, which also secures debts to the FHLB. The Company is authorized to borrow up to $800.0 million at the FHLB. Federal Reserve Discount Window borrowings were secured by commercial loans with a carrying value of $324.7 million as of December 31, 2011. The Company had a borrowing capacity of $224.1 million at the Federal Reserve at December 31, 2011.

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

Subject to the Company having received prior approval of the Federal Reserve, if required, the Company may redeem the subordinated debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any interest payment date on or after October 1, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures must be redeemed no later than 2033. These securities are considered as Tier I capital (with certain limitations applicable) under current regulatory guidelines. The floating rate of the trust preferred securities and subordinated debentures are equal to the three-month London Interbank Offered Rate (LIBOR) plus 3.05%, which was 3.631%, 3.353% and 3.301% December 31, 2011, 2010 and 2009, respectively.

NOTE 13 - EMPLOYEE BENEFIT PLANS

In April 2000, the Lakeland Financial Corporation Pension Plan was frozen. The Company also maintains a Supplemental Executive Retirement Plan (“SERP”) for select officers that was established as a funded, non-qualified deferred compensation plan. No current officers of the Company are participants in the SERP plan and there are seven total participants. The measurement date for both the pension and SERP plans is December 31, 2011 and 2010.

Information as to the Company’s plans at December 31, 2011 and 2010 is as follows:

	Pension Benefits		SERP Benefits
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Change in benefit obligation:
Beginning benefit obligation	$2,430	$2,292	$1,130	$1,258
Interest cost	140	142	61	67
Actuarial (gain)/loss	675	144	140	(58)
Benefits paid	(240)	(148)	(137)	(137)
Ending benefit obligation	3,005	2,430	1,194	1,130

Change in plan assets (primarily equity and fixed
income investments and money market funds),
at fair value:

Beginning plan assets	1,848	1,798	923	962
Actual return	10	198	1	98
Employer contribution	0	0	90	0
Benefits paid	(240)	(148)	(137)	(137)
Ending plan assets	1,618	1,848	877	923

Funded status at end of year	$(1,387)	$(582)	$(317)	$(207)

NOTE 13 - EMPLOYEE BENEFIT PLANS (continued)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		SERP Benefits
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Funded status included in other liabilities	$(1,387)	$(582)	$(317)	$(207)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		SERP Benefits
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net actuarial loss	$2,547	$1,830	$859	$708

The accumulated benefit obligation for the pension plan was $3.0 million and $2.4 million, respectively, for December 31, 2011 and 2010. The accumulated benefit obligation for the SERP plan was $1.2 million and $1.1 million, respectively, for December 31, 2011 and 2010.

Net pension expense and other amounts recognized in other comprehensive income includes the following:

		Pension Benefits			SERP Benefits
Net pension expense	2011	2010	2009	2011	2010	2009
		(in thousands)			(in thousands)
Service cost	$0	$0	$0	$0	$0	$0
Interest cost	141	142	136	61	67	67
Expected return on plan assets	(158)	(166)	(155)	(80)	(81)	(85)
Recognized net actuarial loss	106	83	101	69	59	57
Net pension expense	$89	$59	$82	$50	$45	$39

Net loss/(gain)	$823	$112	$(201)	$220	$(76)	$(47)
Amortization of net loss	(106)	(83)	(101)	(69)	(59)	(57)
Total recognized in other comprehensive
income	$717	$29	$(302)	$151	$(135)	$(104)
Total recognized in net pension expense
and other comprehensive income	$806	$88	$(220)	$201	$(90)	$(65)

        The estimated net loss (gain) for the defined benefit pension plan and SERP plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $137,000 for the pension plan and $83,000 for the SERP plan.

The following assumptions were used in calculating the net benefit obligation:

Weighted average discount rate	4.50%	5.50%	6.00%	4.50%	5.50%	6.00%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A

The following assumptions were used in calculating the net pension expense:

Weighted average discount rate	5.50%	6.00%	5.50%	5.50%	6.00%	5.50%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return	7.75%	8.25%	8.25%	7.75%	8.25%	8.25%

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

The weighted average expected long-term rate of return on plan assets is developed in consultation with the plan actuary. It is primarily based upon industry trends and consensus rates of return which are then adjusted to reflect the specific asset allocations and historical rates of return of the Company's plan assets. The following assumptions were used in determining the total long term rate of return:  equity securities were assumed to have a long-term rate of return of approximately 9.5% and debt securities were assumed to have a long-term rate of return of approximately 4.5%. These rates of return were adjusted to reflect an approximate target allocation of 60% equity securities and 40% debt securities with a small downward adjustment due to investments in the “Other” category, which consist of low yielding money market mutual funds.

Certain asset types and investment strategies are prohibited including:  commodities, options, futures, short sales, margin transactions and non-marketable securities.

The Company's pension plan asset allocation at year-end 2011 and 2010, target allocation for 2012, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan		Weighted
	Target	Assets		Average Expected
	Allocation	at Year End		Long-Term Rate
Asset Category	2012	2011	2010	of Return

Equity securities	55-65%	64%	65%	9.65%
Debt securities	35-45%	30%	34%	4.80%
Other	5-10%	6%	1%	0.25%
Total		100%	100%	7.75%

The Company's SERP plan asset allocation at year-end 2011 and 2010, target allocation for 2012, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan		Weighted
	Target	Assets		Average Expected
	Allocation	at Year End		Long-Term Rate
Asset Category	2012	2011	2010	of Return

Equity securities	55-65%	66%	65%	9.65%
Debt securities	35-45%	27%	33%	4.79%
Other	5-10%	7%	2%	0.25%
Total		100%	100%	7.75%

Fair Value of Plan Assets

Fair value is the exchange price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date. Also a fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

NOTE 13 - EMPLOYEE BENEFIT PLANS (continued)

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

The fair values of the Company's pension plan assets at December 31, 2011, by asset category are as follows:

		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs

Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
	(in thousands)
Equity securities - US large cap common stocks	$403	$403	$0	$0
Equity securities - US large cap stock mutual funds	369	369	0	0
Equity securities - US mid cap stock mutual funds	108	108	0	0
Equity securities - US small cap stock mutual funds	49	49	0	0
Equity securities - international stock mutual funds	88	88	0	0
Equity securities - emerging markets stock mutual funds	22	22	0	0
Debt securities - intermediate term bond mutual funds	118	118	0	0
Debt securities - short term bond mutual funds	169	169	0	0
Debt securities - world bond mutual funds	91	91	0	0
Debt securities - commercial	112	0	112	0
Cash - money market account	84	84	0	0
Total	$1,613	$1,501	$112	$0
Total pension plan assets available for benefits also include $5,000 in accrued interest and dividend income.

The fair values of the Company's pension plan assets at December 31, 2010, by asset category are as follows:

		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs

Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
	(in thousands)
Equity securities - US large cap common stocks	$472	$472	$0	$0
Equity securities - US large cap stock mutual funds	403	403	0	0
Equity securities - US mid cap stock mutual funds	129	129	0	0
Equity securities - US small cap stock mutual funds	62	62	0	0
Equity securities - international stock mutual funds	101	101	0	0
Equity securities - emerging markets stock mutual funds	28	28	0	0
Debt securities - intermediate term bond mutual funds	53	53	0	0
Debt securities - short term bond mutual funds	427	427	0	0
Debt securities - world bond mutual funds	0	0	0	0
Debt securities - commercial	152	0	152	0
Cash - money market account	13	13	0	0
Total	$1,840	$1,688	$152	$0
Total pension plan assets available for benefits also include $8,000 in accrued interest and dividend income.

There were no significant transfers between Level 1 and Level 2 during 2011.

NOTE 13 - EMPLOYEE BENEFIT PLANS (continued)

The fair values of the Company's SERP plan assets at December 31, 2011, by asset category are as follows:

		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs

Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
	(in thousands)
Equity securities - US large cap common stocks	$149	$149	$0	$0
Equity securities - US large cap stock mutual funds	266	266	0	0
Equity securities - US mid cap stock mutual funds	74	74	0	0
Equity securities - US small cap stock mutual funds	34	34	0	0
Equity securities - international stock mutual funds	44	44	0	0
Equity securities - emerging markets stock mutual funds	14	14	0	0
Debt securities - intermediate term bond mutual funds	25	25	0	0
Debt securities - short term bond mutual funds	119	119	0	0
Debt securities - world bond mutual funds	32	32	0	0
Debt securities - commercial	64	0	64	0
Cash - money market account	53	53	0	0
Total	$874	$810	$64	$0
Total SERP plan assets available for benefits also include $3,000 in accrued interest and dividend income.

The fair values of the Company's SERP plan assets at December 31, 2010, by asset category are as follows:

		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs

Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
	(in thousands)
Equity securities - US large cap common stocks	$166	$166	$0	$0
Equity securities - US large cap stock mutual funds	236	236	0	0
Equity securities - US mid cap stock mutual funds	80	80	0	0
Equity securities - US small cap stock mutual funds	39	39	0	0
Equity securities - international stock mutual funds	50	50	0	0
Equity securities - emerging markets stock mutual funds	28	28	0	0
Debt securities - intermediate term bond mutual funds	25	25	0	0
Debt securities - short term bond mutual funds	140	140	0	0
Debt securities - world bond mutual funds	0	0	0	0
Debt securities - commercial	142	0	142	0
Cash - money market account	14	14	0	0
Total	$920	$778	$142	$0

        Total SERP plan assets available for benefits also include $3,000 in accrued interest and dividend income.

There were no significant transfers between Level 1 and Level 2 during 2011.

Contributions

The Company expects to contribute $170,000 to its Pension plan and $114,000 to its SERP plan in 2012.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

	Pension	SERP
Plan Year	Benefits	Benefits
	(in thousands)
2012	$121	$136
2013	121	133
2014	123	129
2015	133	125
2016	146	120
2017-2020	836	504

NOTE 13 - EMPLOYEE BENEFIT PLANS (continued)

Other Employee Benefit Plans

The Company maintains a 401(k) profit sharing plan for all employees meeting age and service requirements. The plan allows employees to contribute up to the maximum amount allowable under the Internal Revenue Code, which are matched based upon the percentage of budgeted net income earned during the year of the first 6% of the compensation contributed. The expense recognized was $1.3 million, $1.2 million and $981,000 in 2011, 2010 and 2009.

Effective January 1, 2004, the Company adopted the Lake City Bank Deferred Compensation Plan. The purpose of the deferred compensation plan is to extend full 401(k) type retirement benefits to certain individuals without regard to statutory limitations under tax qualified plans. A liability is accrued for the obligation under this plan. The expense recognized for each of the last three years was $5,000, $123,000 and $232,000 resulting in a deferred compensation liability of $1.2 million, $1.0 million and $896,000 as of year-end 2011, 2010 and 2009. The plan is funded solely by participant contributions and does not receive a company match.

Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $3.8 million as of December 31, 2011. On December 31, 2011, no amounts were accrued on these contingent obligations.

NOTE 14 - OTHER EXPENSE

Other expense for the years ended December 31, 201, 2010 and 2009 was as follows:

	2011	2010	2009
		(in thousands)
Corporate and business development	$1,551	$1,442	$1,356
Advertising	536	446	416
Office supplies	681	608	611
Telephone and postage	1,345	1,519	1,625
Regulatory fees and FDIC insurance	2,535	3,573	4,212
Professional fees	2,584	2,258	2,462
Amortization of other intangible assets	54	54	206
Courier and delivery	243	246	202
Miscellaneous	3,802	3,836	3,875
Total other expense	$13,331	$13,982	$14,965

NOTE 15 - INCOME TAXES

Income tax expense for the years ended December 31, 201, 2010 and 2009 consisted of the following:

	2011	2010	2009
		(in thousands)
Current federal	$15,845	$16,346	$12,648
Deferred federal	(1,993)	(5,351)	(4,225)
Current state	1,413	1,683	953
Deferred state	(677)	(798)	(698)
Tax benefit of stock options	130	357	191
Total income tax expense	$14,718	$12,237	$8,869

NOTE 15 - INCOME TAXES (continued)

Income tax expense included ($67,000), ($2,000) and ($1,000) applicable to security transactions for 2011, 2010 and 2009. The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 35% for 2011, 2010 and 2009 to income before income taxes were as follows:

	2011	2010	2009
		(in thousands)
Income taxes at statutory federal rate of 35%	$15,883	$12,873	$9,747
Increase (decrease) in taxes resulting from:
Tax exempt income	(1,376)	(958)	(884)
Nondeductible expense	213	209	244
State income tax, net of federal tax effect	490	616	183
Net operating loss	0	(30)	(30)
Tax credits	(153)	(127)	(57)
Bank owned life insurance	(348)	(408)	(411)
Reserve for unrecognized tax benefits	22	22	30
Other	(13)	40	47
Total income tax expense	$14,718	$12,237	$8,869

         The net deferred tax asset recorded in the consolidated balance sheets at December 31, 2011 and 2010 consisted of the following:

	2011		2010
	Federal	State	Federal	State
	(in thousands)
Deferred tax assets:
Bad debts	$18,690	$3,676	$15,752	$3,099
Pension and deferred compensation liability	491	97	444	87
Non-qualified stock options	288	57	176	34
Impairment of investment securities	125	25	634	125
Nonaccrual loan interest	1,264	249	600	118
Long-term incentive plan	771	151	383	75
Other	232	27	123	6
	21,861	4,282	18,112	3,544
Deferred tax liabilities:
Accretion	122	19	115	19
Depreciation	2,809	215	1,895	193
Loan servicing rights	825	162	854	168
State taxes	1,197	0	995	0
Leases	10	2	31	6
Deferred loan fees	46	9	59	12
Intangible assets	1,462	288	1,262	248
FHLB stock dividends	76	15	118	23
REIT spillover dividend	1,168	0	731	0
Prepaid expenses	266	52	165	32
	7,981	762	6,225	701
Valuation allowance	0	0	0	0
Net deferred tax asset	$13,880	$3,520	$11,887	$2,843

NOTE 15 - INCOME TAXES (continued)

In addition to the net deferred tax assets included above, the deferred income tax asset/liability allocated to the unrealized net gain/(loss) on securities available for sale included in equity was $4.4 million and $1.9 million for 2011 and 2010. The deferred income tax liability allocated to the benefit plan included in equity was $1.4 million and $1.0 million for 2011 and 2010.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2011	2010
	(in thousands)
Balance January 1,	$112	$90
Additions based on tax positions related to the current year	22	22
Additions for tax positions of prior years	0	0
Reductions for tax positions of prior years	0	0
Reductions due to the statute of limitations	0	0
Settlements	0	0
Balance at December 31,	$134	$112

       The balance of $134,000 at December 31, 2011 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No interest or penalties were recorded in the income statement and no amount was accrued for interest and penalties for the period ending December 31, 2011 and 2010. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts.

The Company and its subsidiaries file a consolidated U.S. federal tax return and a combined unitary return in the States of Indiana and Michigan. These returns are subject to examinations by authorities for all years after 2007.

NOTE 16 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates as of December 31, 2011 and 2010 were as follows:

	2011	2010
	(in thousands)
Beginning balance	$36,013	$40,275
New loans and advances	77,856	53,162
Effect of changes in related parties	49,315	4,261
Repayments	(64,331)	(61,685)
Ending balance	$98,853	$36,013

       Deposits from principal officers, directors, and their affiliates at year-end 2011 were $3.7 million plus an additional $8.1 million included in securities sold under agreements to repurchase. Deposits from principal officers, directors, and their affiliates at year-end 2010 were $1.8 million plus an additional $5.1 million included in securities sold under agreements to repurchase. In addition, the amount owed directors for fees under the deferred directors’ plan as of December 31, 2011 and 2010 was $1.4 million and $1.5 million. The related expense for the deferred directors’ plan as of December 31, 2011, 2010 and 2009 was $394,000, $263,000 and $305,000.

Lake City Bank entered into a Lease Agreement with Michigan Street, LLC for retail branch and office space in South Bend, Indiana in June 2011. In October 2011, Bradley Toothaker, a one-third owner of Michigan Street, LLC, joined the Board of Directors of both of Lakeland Financial Corporation and Lake City Bank. The initial term of the lease is for a period of 20 years, with two consecutive five year renewal terms. Under the original lease, the monthly rent for the leased space of approximately 4,450 square feet is $6,304.16 for the first five years,

NOTE 16 - RELATED PARTY TRANSACTIONS (continued)

and will increase by 7.5% every five years. In addition, Lake City Bank is required to pay its proportionate share of common area maintenance fees for the building, presently expected to be approximately $2,600 per month.

The Lease Agreement was negotiated by Lake City Bank’s management on an arms-length basis since Mr. Toothaker had not yet become a director at the time of the lease signing. Management believes that the terms of the lease are reasonable and consistent with the customary terms of the local market.

Effective January 1, 2012, the parties amended the terms of the lease to reflect additional square footage to be used by Lake City Bank in the building. Based on the addition of approximately 550 square feet, the monthly rent for the leased space increased to $7,001.87. This amendment was ratified by Lake City Bank’s board of directors in February 2012.

NOTE 17 – STOCK BASED COMPENSATION

Effective December 9, 1997, the Company adopted the Lakeland Financial Corporation 1997 Share Incentive Plan, which was stockholder approved. At its inception there were 1,200,000 shares of common stock reserved for grants of stock options to employees of Lakeland Financial Corporation, its subsidiaries and Board of Directors. The plan expired on December 8, 2007 and therefore there were no options available for future grants as of December 31, 2007. Effective April 8, 2008, the Company adopted the Lakeland Financial Corporation 2008 Equity Incentive Plan, which is stockholder approved. At its inception there were 750,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of Lakeland Financial Corporation, its subsidiaries and Board of Directors. As of December 31, 2011, 469,410 were available for future grants. Certain stock awards provide for accelerated vesting if there is a change in control. The Company has a policy of issuing new shares to satisfy exercises of stock awards.

Included in net income for the years ended December 31, 2011, 2010 and 2009 was employee stock compensation expense of $1.3 million, $739,000 and $411,000, and a related tax benefit of $544,000, $300,000 and $167,000 respectively.

Stock Options

The equity incentive plan requires that the exercise price for options be the market price on the date the options are granted. The maximum option term is ten years and the awards usually vest over three years. The fair value of each stock option is estimated with the Black Scholes pricing model, using the following weighted-average assumptions as of the grant date for stock awards granted during the years presented. Expected volatilities are based on historical volatility of the Company’s stock over the immediately preceding expected life period, as well as other factors known on the grant date that would have a significant effect on the stock price during the expected life period. The expected stock award life used was the historical option life of the similar employee base or Board of Directors. The turnover rate is based on historical data of the similar employee base as a group and the Board of Directors as a group. The risk-free interest rate is the Treasury rate on the date of grant corresponding to the expected life period of the stock award.

There were no stock option grants in 2011, 2010 or 2009.

A summary of the activity in the stock option plan as of December 31, 2011 and changes during the period then ended follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value

Outstanding at beginning of the year	232,498	$18.56
Granted	0	0.00
Exercised	(36,900)	9.43
Forfeited	(3,100)	19.40
Outstanding at end of the year	192,498	$20.29	3.8	$1,073,630

Options exercisable at end of the year	128,498	$18.40	2.6	$959,570

NOTE 17 - STOCK BASED COMPENSATION (continued)

The total intrinsic value of stock options exercised during the periods ended December 31, 2011, 2010 and 2009 was $489,000, $1.1 million and $886,000, respectively.

There were no modifications of awards during the years ended December 31, 2011, 2010 and 2009.

Cash received from stock option exercise for the years ending December 31, 2011, 2010 and 2009 was $330,000, $640,000 and $605,000, respectively. The actual tax benefit realized for the tax deductions from stock award exercise totaled $138,000, $371,000 and $191,000, respectively, for the years ended December 31, 2011, 2010 and 2009.

As of December 31, 2011 and 2010, there was $103,000 and $190,000 of total unrecognized compensation cost related to nonvested stock options granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.34 years and 2.26 years.

Restricted Stock Awards and Units

The fair value of restricted stock awards and units is the closing price of the Company’s common stock on the date of grant adjusted for the present value of expected dividends. The restricted stock awards fully vest on the third anniversary of the grant date, with the exception of the shares vested below, which vested on the grant date.

A summary of the changes in the Company’s nonvested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2011	43,799	$17.52
Granted	11,000	21.94
Vested	(11,000)	21.94
Forfeited	(1,000)	16.93

Nonvested at December 31, 2011	42,799	$17.52

As of December 31, 2011, 2010 and 2009, there was $14,000, $69,000 and $135,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted period of .14 years, 1.11 years and 2.31 years. The total fair value of shares vested during the year ended December 31, 2011, 2010 and 2009 was $241,000, $93,000 and $89,000.

NOTE 17 - STOCK BASED COMPENSATION (continued)

Performance Stock Units

The fair value of stock awards is the closing price of the Company’s common stock on the date of grant adjusted for the present value of expected dividends. The stock awards fully vest on the third anniversary of the grant date. The 2011, 2010 and 2009 Long-Term Incentive Plans must be paid in stock and have performance conditions which include revenue growth, diluted EPS growth and average return on equity growth. Shares granted below include the number of shares assumed granted based on meeting the performance criteria of the 2011, 2010 and 2009 Long-Term Incentive Plans at December 31, 2011. During 2010, certain plans that previously could be paid out in cash and were accounted for as liabilities were modified to be paid out only in stock units and were accounted for at fair value at the time of the modification.

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2011	88,780	$15.22
Granted	61,080	18.72
Vested	0	0.00
Forfeited	0	0.00

Nonvested at December 31, 2011	149,860	$16.65

As of December 31, 2011, 2010 and 2009, there was $911,000, $742,000 and $429,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted period of 1.49 years, 1.61 years and 2.00 years. No shares vested during the years ended December 31, 2011, 2010 and 2009.

During 2011, the Company modified the number of shares of performance stock units that could vest to an employee under the 2011 and 2010 Long-Term Incentive Plans. The Company did not recognize any additional compensation expense for the year ended December 31, 2011 as a result of the modifications.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of years ended December 31, 2011 and 2010, that the Company and Bank met all capital adequacy requirements to which they are subject.

NOTE 18 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

As of December 31, 2011, the most recent notification from the federal regulators categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Company’s or Bank’s category.

					Minimum Required to
			Minimum Required		Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of December 31, 2011:
Total Capital (to Risk
Weighted Assets)
Consolidated	$322,827	13.57%	$190,324	8.00%	NA	NA
Bank	$318,040	13.39%	$189,980	8.00%	$237,475	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$292,787	12.31%	$95,162	4.00%	NA	NA
Bank	$288,053	12.13%	$94,990	4.00%	$142,485	6.00%
Tier I Capital (to Average Assets)
Consolidated	$292,787	10.13%	$115,655	4.00%	NA	NA
Bank	$288,053	10.02%	$115,018	4.00%	$143,772	5.00%

As of December 31, 2010:
Total Capital (to Risk
Weighted Assets)
Consolidated	$298,690	13.26%	$180,260	8.00%	NA	NA
Bank	$294,402	13.08%	$180,016	8.00%	$225,020	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$270,315	12.00%	$90,130	4.00%	NA	NA
Bank	$266,065	11.82%	$90,008	4.00%	$135,012	6.00%
Tier I Capital (to Average Assets)
Consolidated	$270,315	9.93%	$108,905	4.00%	NA	NA
Bank	$266,065	9.81%	$108,519	4.00%	$135,649	5.00%

The Bank is required to obtain the approval of the Indiana Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year-to-date combined with its retained net income for the previous two years. Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2011, approximately $37.0 million was available to be paid as dividends to the Company by the Bank.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2011. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 19 - COMMITMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of years ended December 31, 2011 and 2010, were as follows:

	2011		2010
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
		(in thousands)
Commercial loan lines of credit	$44,800	$651,767	$49,750	$725,069
Commercial letters of credit	0	984	0	1,474
Standby letters of credit	0	39,614	23,914	16,227
Real estate mortgage loans	10,744	3,145	8,260	386
Real estate construction mortgage loans	1,040	2,809	126	571
Home equity mortgage open-ended revolving lines	0	126,982	0	119,242
Consumer loan open-ended revolving lines	31	5,086	0	4,746
Total	$56,615	$830,387	$82,050	$867,715

       The index on variable rate commercial loan commitments is principally the Company’s base rate, which is the national prime rate. Interest rate ranges on commitments and open-ended revolving lines of credit for years ended December 31, 2011 and 2010, were as follows:

	2011		2010
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commercial loan	1.00-10.00%	2.00-7.50%	2.60-10.50%	1.27-8.85%
Real estate mortgage loan	3.00-5.50%	2.88-5.00%	3.63-5.25%	5.25-6.00%
Consumer loan open-ended revolving line	N/A	2.09-15.00%	N/A	2.09-15.00%

Commitments, excluding open-ended revolving lines, generally have fixed expiration dates of one year or less. Open-ended revolving lines are monitored for proper performance and compliance on a monthly basis. Since many commitments expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company follows the same credit policy (including requiring collateral, if deemed appropriate) to make such commitments as it follows for those loans that are recorded in its financial statements.

The Company’s exposure to credit losses in the event of nonperformance is represented by the contractual amount of the commitments. Management does not expect any significant losses as a result of these commitments.

 NOTE 20 - PARENT COMPANY STATEMENTS

The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income and assets. Presented below are parent only financial statements:

CONDENSED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands)
ASSETS
Deposits with Lake City Bank	$508	$1,166
Deposits with other depository institutions	248	244
Cash	756	1,410
Investments in banking subsidiary	298,465	272,747
Investments in Lakeland Statutory Trust II	928	928
Other assets	4,199	2,972
Total assets	$304,348	$278,057

LIABILITIES
Dividends payable and other liabilities	$220	$132
Subordinated debt	30,928	30,928

STOCKHOLDERS' EQUITY	273,200	246,997
Total liabilities and stockholders' equity	$304,348	$278,057

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009
		(in thousands)
Dividends from Lake City Bank, Lakeland Statutory Trust II	$10,507	$10,775	$9,857
Other income	76	88	0
Equity in undistributed income of subsidiaries	21,943	15,104	10,448
Interest expense on subordinated debt	(1,070)	(1,081)	(1,250)
Miscellaneous expense	(1,906)	(1,146)	(892)
INCOME BEFORE INCOME TAXES	29,550	23,740	18,163
Income tax benefit	1,112	803	816
NET INCOME	$30,662	$24,543	$18,979
COMPREHENSIVE INCOME	$34,451	$31,886	$25,010

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
		(in thousands)
Cash flows from operating activities:
Net income	$30,662	$24,543	$18,979
Adjustments to net cash from operating activities:
Equity in undistributed income of subsidiaries	(21,943)	(15,104)	(10,448)
Other changes	447	(1,025)	410
Net cash from operating activities	9,166	8,414	8,941
Cash flows from investing activities	0	0	(56,044)
Proceeds from issuance of common stock	468	1,662	58,717
Repurchase of common stock	(244)	(212)	(231)
Proceeds from issuance of preferred stock	0	0	56,044
Repurchase of preferred stock	0	(56,044)	0
Dividends paid	(10,044)	(11,227)	(10,056)
Cash flows from financing activities	(9,820)	(65,821)	104,474
Net increase in cash and cash equivalents	(654)	(57,407)	57,371
Cash and cash equivalents at beginning of the year	1,410	58,817	1,446
Cash and cash equivalents at end of the year	$756	$1,410	$58,817

NOTE 21 - EARNINGS PER SHARE

Following are the factors used in the earnings per share computations:

	2011	2010	2009
Basic earnings per common share:
Net income	$30,662,000	$24,543,000	$18,979,000

Less: Dividends and accretion of discount on preferred stock	0	3,187,000	2,694,000

Net income available to common shareholders	$30,662,000	$21,356,000	$16,285,000

Weighted-average common shares outstanding	16,204,952	16,120,606	12,851,845

Basic earnings per common share	$1.89	$1.32	$1.27

Diluted earnings per common share:
Net income	$30,662,000	$24,543,000	$18,979,000

Less: Dividends and accretion of discount on preferred stock	0	3,187,000	2,694,000

Net income available to common shareholders	$30,662,000	$21,356,000	$16,285,000

Weighted-average common shares outstanding for
basic earnings per common share	16,204,952	16,120,606	12,851,845

Add: Dilutive effect of assumed exercise of Warrant	10,370	0	0

Add: Dilutive effect of assumed exercises of stock options
and awards	109,322	93,141	100,599

Average shares and dilutive potential common shares	16,324,644	16,213,747	12,952,444

Diluted earnings per common share	$1.88	$1.32	$1.26

       Stock options for 69,000, 108,000 and 110,000 shares of common stock were not considered in computing diluted earnings per common share for 2011, 2010 and 2009 because they were antidilutive. In addition, warrants for 198,269 shares of common stock were not considered in computing diluted earnings per common share for 2010 and 2009 because they were antidilutive.

NOTE 22 – SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

2011	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$30,163	$30,431	$30,548	$30,750
Interest expense	7,383	7,610	7,603	7,216
Net interest income	$22,780	$22,821	$22,945	$23,534

Provision for loan losses	2,900	2,400	2,900	5,600
Net interest income after provision	$19,880	$20,421	$20,045	$17,934

Noninterest income	5,538	5,923	5,918	4,826
Noninterest expense	13,485	13,479	13,973	14,168
Income tax expense	3,672	4,418	4,001	2,627
Net income	$8,261	$8,447	$7,989	$5,965

Basic earnings per common share	$0.51	$0.52	$0.49	$0.37
Diluted earnings per common share	$0.50	$0.52	$0.49	$0.37

2010	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$31,333	$31,124	$30,812	$30,256
Interest expense	8,010	7,907	7,660	7,295
Net interest income	$23,323	$23,217	$23,152	$22,961

Provision for loan losses	6,521	6,150	5,750	5,526
Net interest income after provision	$16,802	$17,067	$17,402	$17,435

Noninterest income	5,091	6,212	5,359	4,847
Noninterest expense	13,333	13,629	13,425	13,048
Income tax expense	2,778	3,129	3,117	3,213
Net income	$5,782	$6,521	$6,219	$6,021

Basic earnings per common share	$0.36	$0.40	$0.24	$0.32
Diluted earnings per common share	$0.36	$0.40	$0.24	$0.32

NOTE 23 –PREFERRED STOCK

On February 27, 2009, the Company entered into a Letter Agreement with the Treasury, pursuant to which the Company issued (i) 56,044 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 396,538 shares of the Company’s common stock, no par value, for an aggregate purchase price of $56,044,000 in cash. This transaction was conducted in accordance with the CPP.

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

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $21.20 per share of the common stock (trailing 20-day Lakeland average closing price as of December 17, 2008, which was the last trading day prior to date of receipt of Treasury’s preliminary approval for our participation in the CPP). The Warrant was valued using the Black-Scholes model with the following assumptions:  Market Price of $17.45; Exercise Price of $21.20; Risk-free interest rate of 3.02%; Expected Life of 10 years; Expected Dividend rate on common stock of 4.5759% and volatility of common stock price of 41.8046%. This resulted in a value of $4.4433 per share.

The total amount of funds received were allocated to the Series A Preferred Stock and Warrant based on their respective fair values to determine the amounts recorded for each component. The method used to amortize the resulting discount on the Series A Preferred Stock is accretion over the assumed life of five years using the effective yield.

During the first quarter of 2009, the Company invested $56.0 million of the CPP funds received in the Bank. This additional capital positively impacted the Bank’s capital ratios and liquidity.

Subsequent to issue, the share count of the Warrant was adjusted to 198,269 due to a Qualified Equity Offering as more fully described in Note 24.

Pursuant to the terms of the Letter Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock were subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.155) declared on the common stock prior to February 27, 2012. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also were restricted. These restrictions would terminate on the earlier of (a) the third anniversary of the date of issuance of the Series A Preferred Stock and (b) the date on which the Series A Preferred Stock was redeemed in whole or Treasury has transferred all of the Series A Preferred Stock to third parties, except that, after the third anniversary of the date of issuance of the Series A Preferred Stock, if the Series A Preferred Stock remained outstanding at such time, the company could not have increased its common dividends per share without obtaining consent of Treasury.

The Letter Agreement also subjected the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). In this connection, as a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Letter Agreement) as (the “Senior Executive Officers”), (i) voluntarily waived any claim against Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by Treasury under the CPP and acknowledged that the regulation could have required modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they related to the period Treasury owned the Series A Preferred Stock of the Company; and ii) entered into a letter with the Company amending the Benefit Plans with respect to such Senior Executive Officers as could have been necessary, during the period that the Treasury owned the Preferred Stock of the Company, as necessary to comply with Section 111(b) of the EESA.

On June 9, 2010, the Company paid $56.0 million to redeem the 56,044 shares of Series A Preferred Stock issued and accreted the remaining unamortized discount on these shares. The Company did not repurchase the Warrant and the Warrant was sold by Treasury to an independent, third party. Due to the redemption, all restrictions which had been imposed on the Company as a result of participating in the CPP, including restrictions on raising dividends and executive compensation, were terminated.

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

On December 3, 2009, the Company was notified by Treasury that, as a result of the Company's completion of our November 18, 2009 Qualified Equity Offering, the amount of the Warrant was reduced by 50% to 198,269 shares.

On December 15, 2009, the Company sold 125,431 shares of common stock pursuant to the underwriters’ exercise of the over-allotment option, which the Company granted in connection with underwritten public stock offering. The Company sold the additional shares to the underwriters at the same public offering price of $17.00 per share agreed to for the initial closing on November 18, 2009. The aggregate net proceeds to the Company from the public offering, after deducting underwriting discounts and commissions and offering expenses, including the net proceeds of approximately $2.0 million from the sale of common stock pursuant to the over-allotment option, were approximately $57.9 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Lakeland Financial Corporation
Warsaw, Indiana

We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. We also have audited Lakeland Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland Financial Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Financial Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Lakeland Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Crowe Horwath LLP

South Bend, Indiana

March 2, 2012

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9a. CONTROLS AND PROCEDURES

a)           An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2011. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The Company’s independent registered public accounting firm has issued their report on the Company’s internal control over financial reporting. That report appears under the heading, Report of Independent Registered Public Accounting Firm.

c)           There have been no changes in the Company’s internal controls during the previous fiscal quarter, ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9b. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 10, 2012, as filed March 5, 2012, on Form DEF 14A, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 10, 2012, as filed March 5, 2012, on Form DEF 14A, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHARELHOLDER MATTERS

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 10, 2012, as filed March 5, 2012, on Form DEF 14A, is incorporated herein by reference in response to this item.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2011 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available
	Number of securities to be	Weighted-average	for future issuance
Plan category	issued upon exercise of	exercise price of	under equity
	outstanding options	outstanding options	compensation plans
Equity compensation plans
approved by security
holders(1)(2)	192,498	$20.29	469,410

Equity compensation plans
not approved by security
holders	0	$0.00	0

Total	192,498	$20.29	469,410

(1)  Lakeland Financial Corporation 1997 Share Incentive Plan adopted on April 14, 1998 by the Board of Directors.
(2)  Lakeland Financial Corporation 2008 Equity Incentive Plan adopted on May 14, 2008 by the Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 10, 2012, as filed March 5, 2012, on Form DEF 14A, is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 10, 2012, as filed March 5, 2012, on Form DEF 14A, is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The documents listed below are filed as a part of this report:

(a)           Exhibits

Exhibit No.	Document	Incorporated by reference to

3.1	Amended and Restated Articles	Exhibit 3.1 in the Company’s Form 8-K
	of Incorporation of Lakeland	Filed with the Commission on
	Financial Corporation	March 2, 2009

3.2	Amended and Restated	Attached hereto
Bylaws of Lakeland
Financial Corporation

4.1	Form of Common Stock Certificate	Exhibit 4.1 to the Company’s
Form 10-K for the fiscal year ended
December 31, 2003

4.2	Warrant to Purchase Shares of Common	Exhibit 4.2 to the Company’s Form 8-K
	Stock, dated February 27, 2009	filed on March 2, 2009

4.3	Form of Indenture for Trust Preferred	Exhibit 4.1 to the Company’s
	Issuance	Form 10-K for the fiscal year ended
December 31, 2003

10.1	Lakeland Financial	Exhibit 4.3 to the Company’s
	Corporation 2008 Equity	Form S-8 filed with the
	Incentive Plan	Commission on April 8, 2008

10.2	Lakeland Financial Corporation 401(k)	Exhibit 10.1 to the Company’s Form
	Plan	S-8 filed with the Commission on
October 23, 2000

10.3	Amended and Restated Lakeland	Exhibit 10.4 to the Company’s
	Financial Corporation Director’s Fee	Form 10-K for the fiscal year ended
	Deferral Plan	December 31, 2008

10.4	Form of Change in Control Agreement	Exhibit 10.3 of the Company’s Form
	entered into with Michael L. Kubacki	10-K for the fiscal year ended
	and Charles D. Smith	December 31, 2000

10.5	Form of Change in Control Agreement	Exhibit 10.5 of the Company’s Form
	entered into with David M. Findlay and	10-K for the fiscal year ended
	Kevin L. Deardorff	December 31, 2001

10.6	Form of First Amendment of Change to	Exhibit 10.5 to the Company’s
	Control Agreement entered into with	Form 10-K for the fiscal year ended
	Michael L. Kubacki, David M. Findlay,	December 31, 2008
Charles D. Smith and Kevin L. Deardorff

10.7	Second Amendment to Change in Control	Exhibit 10.1 to the Company’s Form
	Agreement entered into with Michael L.	8-K filed on December 19, 2011
Kubacki, David M. Findlay and Kevin
L. Deardorff

10.8	Employee Deferred Compensation Plan	Exhibit 10.7 to the Company’s
	and Form of Agreement	Form 10-K for the fiscal year ended
December 31, 2008

10.9	Schedule of Board Fees	Attached hereto

10.10	Form of Option Grant Agreement	Exhibit 10.10 to the Company’s Form
10-K for the fiscal year ended
December 31, 2004

10.11	Executive Incentive Bonus Plan	Exhibit 10.11 to the Company’s Form
10-K for the fiscal year ended
December 31, 2004

10.12	Amended and Restated Long Term	Exhibit 10.1 to the Company’s Form
	Incentive Plan	10-Q for the quarter ended
September 30, 2009

10.13	Letter Agreement, dated February 27,	Exhibit 10.1 to the Company’s Form
	2009, by and between the Company, and	8-K filed on March 2, 2009
the United States Department of the
Treasury, which includes the Securities
Purchase Agreement – Standard Terms
attached as Exhibit A thereto, with
respect to the issuance and sale of the
Series A Preferred Stock and Warrant

10.14	Side Letter, dated February 27, 2009,	Exhibit 10.2 to the Company’s Form
	by and between the Company and the	8-K filed on March 2, 2009
United States Department of the Treasury

10.15	Form of Waiver, executed by each of the	Exhibit 10.3 to the Company’s Form
	Company’s senior executive officers	8-K filed on March 2, 2009

10.16	Retirement Transition Agreement, dated	Exhibit 10.1 to the Company’s Form
	July 12, 2011, between Charles D. Smith	8-K filed on July 13, 2011
and the Company

10.17	Form of Omnibus amendment, executed	Exhibit 10.4 to the Company’s Form
	by each of the Company’s senior	8-K filed March 2, 2009
executive officers

10.18	Form of Change of Control Agreement	Exhibit 10.1 to the Company’s Form
	entered into with Eric H. Ottinger	8-K filed March 1, 2011

10.19	First Amendment to Change in Control	Exhibit 10.2 to the Company’s Form
	Agreement entered into with Eric H.	8-K filed on December 19, 2011
Ottinger

10.20	Form of Change in Control Agreement	Exhibit 10.3 to the Company’s Form
	entered into with Michael E. Gavin	8-K filed on December 19, 2011

21.0	Subsidiaries	Attached hereto

23.1	Consent of Independent Registered	Attached hereto
Public Accounting Firm

31.1	Certification of Chief Executive Officer	Attached hereto
Pursuant to Rule 13a-15(e)/15d-15(e) and
13(a)-15(f)/15d-15(f)

31.2	Certification of Chief Financial Officer	Attached hereto
Pursuant to Rule 13a-15(e)/15d-15(e) and
13(a)-15(f)/15d-15(f)

32.1	Certification of Chief Executive Officer	Attached hereto
Pursuant to 18 U.S.C. Section 1350, as
adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer	Attached hereto
Pursuant to 18 U.S.C. Section 1350, as
adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

Date: March 5, 2012	By /s/ Michael L. Kubacki
Michael L. Kubacki, Chairman

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael L. Kubacki
Michael L. Kubacki	Principal Executive Officer and Director	March 5, 2012

/s/ David M. Findlay
David M. Findlay	Principal Financial Officer and Director	March 5, 2012

/s/ Teresa A. Bartman
Teresa A. Bartman	Principal Accounting Officer	March 5, 2012

/s/ Blake W. Augsburger
Blake W. Augsburger	Director	March 5, 2012

/s/ Robert E. Bartels, Jr.
Robert E. Bartels, Jr.	Director	March 5, 2012

/s/ Daniel F. Evans, Jr.
Daniel F. Evans, Jr.	Director	March 5, 2012

/s/ L. Craig Fulmer
L. Craig Fulmer	Director	March 5, 2012

/s/ Thomas A. Hiatt
Thomas A. Hiatt	Director	March 5, 2012

/s/ Charles E. Niemier
Charles E. Niemier	Director	March 5, 2012

/s/ Emily E. Pichon
Emily E. Pichon	Director	March 5, 2012

S1

/s/ Steven D. Ross
Steven D. Ross	Director	March 5, 2012

/s/ Brian J. Smith
Brian J. Smith	Director	March 5, 2012

/s/ Bradley J. Toothaker
Bradley J. Toothaker	Director	March 5, 2012

/s/ Ronald D. Truex
Ronald D. Truex	Director	March 5, 2012

/s/ M. Scott Welch
M. Scott Welch	Director	March 5, 2012

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