Form 10-Q
period 2012-03-31
LAKELAND FINANCIAL CORP
filed 2012-05-10
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer  _    Accelerated filer  X   Non-accelerated filer _ (do not check if a smaller reporting company)   Smaller reporting company _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes _    No X

Number of shares of common stock outstanding at April 30, 2012:  16,324,665

LAKELAND FINANCIAL CORPORATION
Form 10-Q Quarterly Report
Table of Contents

PART I.

PART II.

PART 1
LAKELAND FINANCIAL CORPORATION
ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2012 and December 31, 2011
(in thousands except for share data)

(Page 1 of 2)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and due from banks	$ 138,524	$ 56,909
Short-term investments	28,503	47,675
Total cash and cash equivalents	167,027	104,584

Securities available for sale (carried at fair value)	476,209	467,391
Real estate mortgage loans held for sale	4,540	2,953

Loans, net of allowance for loan losses of $52,757 and $53,400	2,172,705	2,180,309

Land, premises and equipment, net	35,020	34,736
Bank owned life insurance	40,335	39,959
Accrued income receivable	9,477	9,612
Goodwill	4,970	4,970
Other intangible assets	86	99
Other assets	44,247	45,075
Total assets	$ 2,954,616	$ 2,889,688

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2012 and December 31, 2011
(in thousands except for share data)

(Page 2 of 2)

	March 31,	December 31,
	2012	2011
	(Unaudited)
LIABILITIES AND EQUITY

LIABILITIES
Noninterest bearing deposits	$ 346,658	$ 356,682
Interest bearing deposits	2,137,212	2,056,014
Total deposits	2,483,870	2,412,696

Short-term borrowings
Federal funds purchased	0	10,000
Securities sold under agreements to repurchase	125,165	131,990
Total short-term borrowings	125,165	141,990

Accrued expenses payable	17,118	13,550
Other liabilities	1,537	2,195
Long-term borrowings	15,038	15,040
Subordinated debentures	30,928	30,928
Total liabilities	2,673,656	2,616,399

EQUITY
Common stock: 90,000,000 shares authorized, no par value
16,315,600 shares issued and 16,237,670 outstanding as of March 31, 2012
16,217,019 shares issued and 16,145,772 outstanding as of December 31, 2011	88,010	87,380
Retained earnings	188,014	181,903
Accumulated other comprehensive income	6,241	5,139
Treasury stock, at cost (2012 - 77,930 shares, 2011 - 71,247 shares)	(1,394)	(1,222)
Total stockholders' equity	280,871	273,200

Noncontrolling interest	89	89
Total equity	280,960	273,289
Total liabilities and equity	$ 2,954,616	$ 2,889,688

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2012 and 2011
(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended
	March 31,
	2012	2011
NET INTEREST INCOME
Interest and fees on loans
Taxable	$ 26,191	$ 25,865
Tax exempt	112	121
Interest and dividends on securities
Taxable	2,764	4,057
Tax exempt	697	689
Interest on short-term investments	11	18
Total interest income	29,775	30,750

Interest on deposits	6,761	6,685
Interest on borrowings
Short-term	113	171
Long-term	404	360
Total interest expense	7,278	7,216

NET INTEREST INCOME	22,497	23,534

Provision for loan losses	799	5,600

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	21,698	17,934

NONINTEREST INCOME
Wealth advisory fees	914	818
Investment brokerage fees	800	731
Service charges on deposit accounts	1,881	1,963
Loan, insurance and service fees	1,189	1,076
Merchant card fee income	316	234
Other income	665	372
Mortgage banking income (loss)	592	(49)
Net securities gains (losses)	3	(198)
Other than temporary impairment loss on available-for-sale securities:
Total impairment losses recognized on securities	(510)	(121)
Loss recognized in other comprehensive income	0	0
Net impairment loss recognized in earnings	(510)	(121)
Total noninterest income	5,850	4,826

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2012 and 2011
(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended
	March 31,
	2012	2011
NONINTEREST EXPENSE
Salaries and employee benefits	9,075	8,173
Net occupancy expense	885	875
Equipment costs	617	554
Data processing fees and supplies	841	1,112
Other expense	3,262	3,454
Total noninterest expense	14,680	14,168

INCOME BEFORE INCOME TAX EXPENSE	12,868	8,592

Income tax expense	4,242	2,627

NET INCOME	$ 8,626	$ 5,965

BASIC WEIGHTED AVERAGE COMMON SHARES	16,280,416	16,195,352

BASIC EARNINGS PER COMMON SHARE	$ 0.53	$ 0.37

DILUTED WEIGHTED AVERAGE COMMON SHARES	16,439,243	16,285,161

DILUTED EARNINGS PER COMMON SHARE	$ 0.52	$ 0.37

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2012 and 2011
(in thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Net income	$ 8,626	$ 5,965
Other comprehensive income
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	1,250	(121)
Reclassification adjustment for (gains)/losses included in net income	(3)	198
Reclassification adjustment for other than temporary impairment	510	121
Net securities gain activity during the period	1,757	198
Tax effect	(746)	(12)
Net of tax amount	1,011	186
Defined benefit pension plans:
Net gain(loss) on defined benefit pension plans	110	(233)
Amortization of net actuarial loss	44	35
Net gain /(loss) activity during the period	154	(198)
Tax effect	(63)	81
Net of tax amount	91	(117)

Total other comprehensive income, net of tax	1,102	69

Comprehensive income	$ 9,728	$ 6,034

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2012 and 2011
(in thousands except for share and per share data)
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Earnings	Income	Stock	Equity

Balance at January 1, 2011	$ 85,766	$ 161,299	$ 1,350	$ (1,418)	$ 246,997
Comprehensive income:
Net income		5,965			5,965
Other comprehensive income, net of tax			69		69
Comprehensive income					6,034
Common stock cash dividends declared, $.155 per share		(2,510)			(2,510)
Treasury shares purchased under deferred directors' plan
(4,585 shares)	103			(103)	0
Stock activity under stock compensation plans (24,500 shares)	266				266
Stock compensation expense	266				266
Balance at March 31, 2011	$ 86,401	$ 164,754	$ 1,419	$ (1,521)	$ 251,053

Balance at January 1, 2012	$ 87,380	$ 181,903	$ 5,139	$ (1,222)	$ 273,200
Comprehensive income:
Net income		8,626			8,626
Other comprehensive income, net of tax			1,102		1,102
Comprehensive income					9,728
Common stock cash dividends declared, $.155 per share		(2,515)			(2,515)
Treasury shares purchased under deferred directors' plan
(6,683 shares)	172			(172)	0
Stock activity under stock compensation plans, net of taxes (98,581 shares)	30				30
Stock compensation expense	428				428
Balance at March 31, 2012	$ 88,010	$ 188,014	$ 6,241	$ (1,394)	$ 280,871

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(in thousands)
(Unaudited)
(Page 1 of 2)

	2012	2011
Cash flows from operating activities:
Net income	$ 8,626	$ 5,965
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	666	551
Provision for loan losses	799	5,600
Loss on sale and write down of other real estate owned	3	174
Amortization of intangible assets	13	14
Amortization of loan servicing rights	170	134
Net change in loan servicing rights valuation allowance	(62)	(3)
Loans originated for sale	(25,041)	(9,739)
Net gain on sales of loans	(573)	(322)
Proceeds from sale of loans	23,821	14,831
Net loss on sales of premises and equipment	0	10
Net (gain) loss on sales and calls of securities available for sale	(3)	198
Impairment on available for sale securities	510	121
Net securities amortization	1,504	449
Stock compensation expense	428	266
Earnings on life insurance	(310)	(326)
Tax benefit of stock option exercises	(267)	(78)
Net change:
Accrued income receivable	135	174
Accrued expenses payable	3,659	968
Other assets	381	1,177
Other liabilities	(486)	(38)
Total adjustments	5,347	14,161
Net cash from operating activities	13,973	20,126

Cash flows from investing activities:
Proceeds from sale of securities available for sale	0	68,847
Proceeds from maturities, calls and principal paydowns of
securities available for sale	22,538	22,399
Purchases of securities available for sale	(31,610)	(17,251)
Purchase of life insurance	(6)	(132)
Net (increase) decrease in total loans	6,727	(16,789)
Proceeds from sales of land, premises and equipment	0	14
Purchases of land, premises and equipment	(950)	(767)
Proceeds from sales of other real estate	81	576
Net cash from investing activities	(3,220)	56,897

(Continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(in thousands)
(Unaudited)
(Page 2 of 2)

	2012	2011
Cash flows from financing activities:
Net increase in total deposits	71,174	91,443
Net decrease in short-term borrowings	(16,825)	(29,128)
Payments on long-term borrowings	(2)	(1)
Common dividends paid	(2,515)	(2,510)
Proceeds from stock option exercise	30	266
Purchase of treasury stock	(172)	(103)
Net cash from financing activities	51,690	59,967
Net change in cash and cash equivalents	62,443	136,990
Cash and cash equivalents at beginning of the period	104,584	60,141
Cash and cash equivalents at end of the period	$ 167,027	$ 197,131
Cash paid during the period for:
Interest	$ 6,211	$ 6,323
Income taxes	0	1,015
Supplemental non-cash disclosures:
Loans transferred to other real estate	78	270

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The 2011 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants.

	Three Months Ended March 31,
	2012	2011
Weighted average shares outstanding for basic earnings per common share	16,280,416	16,195,352
Dilutive effect of stock options, awards and warrants	158,827	89,809
Weighted average shares outstanding for diluted earnings per common share	16,439,243	16,285,161

Basic earnings per common share	$ 0.53	$ 0.37
Diluted earnings per common share	$ 0.52	$ 0.37

Stock options for 0 and 70,000 shares for the three-month periods ended March 31, 2012 and 2011 were not considered in computing diluted earnings per common share because they were antidilutive.

NOTE 3. LOANS

	March 31,		December 31,
	2012		2011
Commercial and industrial loans:
Working capital lines of credit loans	$ 402,703	18.1%	$ 373,768	16.7%
Non-working capital loans	378,000	17.0	377,388	16.9
Total commercial and industrial loans	780,703	35.1	751,156	33.6

Commercial real estate and multi-family residential loans:
Construction and land development loans	89,356	4.0	82,284	3.7
Owner occupied loans	353,186	15.9	346,669	15.5
Nonowner occupied loans	357,781	16.1	385,090	17.2
Multifamily loans	35,178	1.6	38,477	1.7
Total commercial real estate and multi-family residential loans	835,501	37.6	852,520	38.2

Agri-business and agricultural loans:
Loans secured by farmland	104,090	4.7	118,224	5.3
Loans for agricultural production	113,014	5.1	119,705	5.4
Total agri-business and agricultural loans	217,104	9.8	237,929	10.7

Other commercial loans	58,718	2.6	58,278	2.6
Total commercial loans	1,892,026	85.1	1,899,883	85.0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	107,910	4.8	106,999	4.8
Open end and junior lien loans	174,029	7.8	175,694	7.9
Residential construction and land development loans	6,929	0.3	5,462	0.2
Total consumer 1-4 family mortgage loans	288,868	12.9	288,155	12.9

Other consumer loans	44,977	2.0	45,999	2.1
Total consumer loans	333,845	14.9	334,154	15.0
Subtotal	2,225,871	100.0%	2,234,037	100.0%
Less: Allowance for loan losses	(52,757)		(53,400)
Net deferred loan fees	(409)		(328)
Loans, net	$2,172,705		$2,180,309

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012:

		Commercial
		Real Estate			Consumer
	Commercial	and Multifamily	Agri-business	Other	1-4 Family	Other
	and Industrial	Residential	and Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
	(in thousands)
Balance January 1,	$ 22,830	$ 23,489	$ 695	$ 65	$ 2,322	$ 645	$ 3,354	$ 53,400
Provision for loan losses	(104)	565	(157)	119	171	(54)	259	799
Loans charged-off	(778)	(847)	0	0	(14)	(94)	0	(1,733)
Recoveries	186	29	0	2	48	26	0	291
Net loans charged-off	(592)	(818)	0	2	34	(68)	0	(1,442)
Balance March 31,	$ 22,134	$ 23,236	$ 538	$ 186	$ 2,527	$ 523	$ 3,613	$ 52,757

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 8,478	$ 8,274	$ 138	$ -	$ 478	$ 5	$ 0	$ 17,373
Collectively evaluated for impairment	13,656	14,962	400	186	2,049	518	3,613	35,384

Total ending allowance balance	$ 22,134	$ 23,236	$ 538	$ 186	$ 2,527	$ 523	$ 3,613	$ 52,757

Loans:
Loans individually evaluated for impairment	$ 22,982	$ 34,122	$ 826	$ -	$ 3,058	$ 7	$ 0	$ 60,995
Loans collectively evaluated for impairment	757,846	800,570	216,347	58,695	286,075	44,934	0	2,164,467

Total ending loans balance	$ 780,828	$ 834,692	$ 217,173	$ 58,695	$ 289,133	$ 44,941	$ 0	$ 2,225,462

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011:

		Commercial
		Real Estate			Consumer
	Commercial	and Multifamily	Agri-business	Other	1-4 Family	Other
	and Industrial	Residential	and Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
	(in thousands)
Balance January 1	$ 21,479	$ 15,893	$ 1,318	$ 270	$ 1,694	$ 682	$ 3,671	$ 45,007
Provision for loan losses	3,112	9,748	(520)	(205)	1,632	350	(317)	13,800
Loans charged-off	(2,587)	(2,514)	(103)	0	(1,050)	(575)	0	(6,829)
Recoveries	826	362	0	0	46	188	0	1,422
Net loans charged-off	(1,761)	(2,152)	(103)	0	(1,004)	(387)	0	(5,407)
Balance December 31	$ 22,830	$ 23,489	$ 695	$ 65	$ 2,322	$ 645	$ 3,354	$ 53,400

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 9,443	$ 8,382	$ 213	$ -	$ 288	$ 0	$ 0	$ 18,326
Collectively evaluated for impairment	13,387	15,107	482	65	2,034	645	3,354	35,074

Total ending allowance balance	$ 22,830	$ 23,489	$ 695	$ 65	$ 2,322	$ 645	$ 3,354	$ 53,400

Loans:
Loans individually evaluated for impairment	$ 24,204	$ 35,794	$ 853	$ 0	$ 2,665	$ 0	$ 0	$ 63,516
Loans collectively evaluated for impairment	727,160	815,883	237,150	58,249	285,791	45,960	0	2,170,193

Total ending loans balance	$ 751,364	$ 851,677	$ 238,003	$ 58,249	$ 288,456	$ 45,960	$ 0	$ 2,233,709

The recorded investment in loans does not include accrued interest.

The allowance for loan losses to total loans for the three months ended March 31, 2012 and 2011 was 2.37% and 2.30% respectively.  The allowance for loan losses to total loans for the year ended December 31, 2011 was 2.39%.

The following table presents loans individually evaluated for impairment as of and for the three-month period ended March 31, 2012 and 2011:

						Cash Basis
	Unpaid		Allowance for	Average	Interest	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial and industrial loans:
Non-working capital loans	$ 196	$ 196	$ 0	$ 171	$ 0	$ 0

Commercial real estate and multi-family residential loans:
Owner occupied loans	292	292	0	290	0	0

Consumer 1-4 family loans:
Closed end first mortgage loans	301	301	0	297	0	0
Open end and junior lien loans	40	40	0	40	0	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,503	5,502	3,023	5,805	16	15
Non-working capital loans	17,282	17,284	5,455	17,723	180	182

Commercial real estate and multi-family residential loans:
Construction and land development loans	2,060	2,059	550	969	0	0
Owner occupied loans	4,175	4,174	1,169	4,588	12	10
Nonowner occupied loans	27,598	27,597	6,555	29,401	98	99
Multifamily loans	0	0	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	618	618	120	622	0	0
Loans for agricultural production	208	208	18	210	0	0

Other commercial loans	0	0	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,445	2,447	329	1,797	11	11
Open end and junior lien loans	270	270	149	354	0	0
Residential construction loans	0	0	0	0	0	0

Other consumer loans	7	7	5	7	0	0

Total	$ 60,995	$ 60,995	$ 17,373	$ 62,274	$ 317	$ 317

The recorded investment in loans does not include accrued interest.

						Cash Basis
	Unpaid		Allowance for	Average	Interest	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial real estate and multi-family residential loans:
Nonowner occupied loans	$ 857	$ 856	$ 0	$ 856	$ 0	$ 0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,630	5,631	3,303	5,615	3	3
Non-working capital loans	15,107	15,108	4,309	15,163	127	111

Commercial real estate and multi-family residential loans:
Construction and land development loans	1,395	1,393	245	1,396	0	0
Owner occupied loans	2,942	2,943	912	3,205	6	6
Nonowner occupied loans	19,711	19,701	3,800	19,950	17	17
Multifamily loans	0	0	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	397	398	83	401	0	0
Loans for agricultural production	787	787	193	819	0	0

Other commercial loans	194	195	190	195	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,675	1,675	69	1,844	12	14
Open end and junior lien loans	0	0	0	47	0	0
Residential construction loans	0	0	0	0	0	0

Other consumer loans	0	0	0	0	0	0

Total	$ 48,695	$ 48,687	$ 13,104	$ 49,491	$ 165	$ 151

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

						Cash Basis
	Unpaid		Allowance for	Average	Interest	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial and industrial loans:
Non-working capital loans	$ 116	$ 116	$ 0	$ 30	$ 0	$ 0

Commercial real estate and multi-family residential loans:
Nonowner occupied loans	0	0	0	425	0	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	7,831	5,969	3,206	5,649	23	25
Non-working capital loans	20,867	18,119	6,237	17,202	616	625

Commercial real estate and multi-family residential loans:
Construction and land development loans	816	429	125	1,319	0	0
Owner occupied loans	5,874	5,082	1,566	3,082	41	45
Nonowner occupied loans	30,769	30,283	6,691	24,108	246	252
Multifamily loans	0	0	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	1,126	628	195	610	0	0
Loans for agricultural production	225	225	18	410	0	0

Other commercial loans	0	0	0	129	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,461	2,256	285	1,872	44	48
Open end and junior lien loans	409	409	3	118	0	0
Residential construction loans	0	0	0	0	0	0

Other consumer loans	0	0	0	0	0	0

Total	$ 70,494	$ 63,516	$ 18,326	$ 54,924	$ 970	$ 995

The recorded investment in loans does not include accrued interest.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Nonaccrual	Accruing	Nonaccrual	Accruing

Commercial and industrial loans:
Working capital lines of credit loans	$ 4,441	$ 0	$ 4,743	$ 0
Non-working capital loans	4,763	0	5,433	0

Commercial real estate and multi-family residential loans:
Construction and land development loans	420	0	429	0
Owner occupied loans	4,099	0	4,371	0
Nonowner occupied loans	20,147	0	21,971	0
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	618	0	628	0
Loans for agricultural production	207	0	225	0

Other commercial loans		0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,453	52	1,193	52
Open end and junior lien loans	311	2	452	0
Residential construction loans	0	0	0	0

Other consumer loans	7	0	7	0

Total	$ 36,466	$ 54	$ 39,452	$ 52

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 by class of loans:

	30-89	Greater than
	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
			(in thousands)
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 4,441	$ 4,441	$ 398,378	$ 402,819
Non-working capital loans	326	4,763	5,089	372,920	378,009

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	420	420	88,704	89,124
Owner occupied loans	0	4,099	4,099	348,965	353,064
Nonowner occupied loans	578	20,146	20,724	336,685	357,409
Multifamily loans	0	0	0	35,095	35,095

Agri-business and agricultural loans:
Loans secured by farmland	0	618	618	103,491	104,109
Loans for agricultural production	0	207	207	112,857	113,064

Other commercial loans	0	0	0	58,695	58,695

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,494	1,505	3,999	103,703	107,702
Open end and junior lien loans	128	313	441	174,061	174,502
Residential construction loans	33	0	33	6,896	6,929

Other consumer loans	110	7	117	44,824	44,941

Total	$ 3,669	$ 36,519	$ 40,188	$ 2,185,274	$ 2,225,462

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

	30-89	Greater than
	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
			(in thousands)
Commercial and industrial loans:
Working capital lines of credit loans	$ 1,051	$ 4,743	$ 5,794	$ 368,098	$ 373,892
Non-working capital loans	21	5,433	5,454	372,018	377,472

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	429	429	81,650	82,079
Owner occupied loans	104	4,371	4,475	342,068	346,543
Nonowner occupied loans	0	21,971	21,971	362,710	384,681
Multifamily loans	0	0	0	38,374	38,374

Agri-business and agricultural loans:
Loans secured by farmland	0	628	628	117,619	118,247
Loans for agricultural production	0	225	225	119,531	119,756

Other commercial loans	0	0	0	58,249	58,249

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,569	1,245	3,814	102,970	106,784
Open end and junior lien loans	254	452	706	175,517	176,223
Residential construction loans	34	0	34	5,415	5,449

Other consumer loans	192	7	199	45,761	45,960

Total	$ 4,225	$ 39,504	$ 43,729	$ 2,189,980	$ 2,233,709

The recorded investment in loans does not include accrued interest.

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $15.2 million and $15.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	March 31,	December 31,
	2012	2011

Accruing troubled debt restructured loans	$ 22,735	$ 22,177
Nonaccrual troubled debt restructured loans	31,940	34,273
Total troubled debt restructured loans	$ 54,675	$ 56,450

During the quarter ending March 31, 2012, there were no loan modifications offered to borrowers experiencing financial distress that would be considered troubled debt restructurings.  There were, however, renewal terms on several loans offered to a borrower under financial distress which did not require additional compensation or consideration and would not have been readily available in the marketplace for loans bearing similar risk profiles.  In this instance, it was determined that a concession had been granted.  It is difficult to quantify the concession granted due to an absence in market terms to be used for comparison.  The renewals were to one borrower engaged in construction and land development, where the aggregate recorded investment totaled $1.6 million.  These loans are included in the table of all modifications below.

Renegotiated interest rates include loans with a reduction in rate for a short-term (part of the remaining life of the loan) or long-term (life of loan).  There were modifications to borrowers at rates that were readily available in the market, but to borrowers who would not have qualified for the terms offered in the modification without a concession being granted. Also included are borrowers who received interest rate concessions that were below market rates.

Delays in principal repayment include loans which were intended to be amortizing during the period, but due to financial hardship the borrowers under these loans were unable to meet the original or intended repayment terms. These include loans with principal deferrals for a prolonged period or those with modified payments which are an exception to bank policy.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending March 31, 2012:

	Modifications
	Three Months Ended March 31, 2012

	All Modifications

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment

Troubled Debt Restructurings

Commercial real estate and multi-family residential loans:
Construction and land development loans	5	$ 1,638	$ 1,638

Total	5	$ 1,638	$ 1,638

For the three month period ending March 31, 2012 the commercial real estate and multi-family residential loan troubled debt restructurings described above increased the allowance for loan losses by $500,000.

The commercial real estate and multi-family residential loan troubled debt restructurings described above did not result in any charge offs during the three months ending March 31, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification which occurred during the three month period ending March 31, 2012:

	Number of	Recorded
	Loans	Investment

Troubled Debt Restructurings that Subsequently Defaulted

Consumer 1-4 family loans:
Closed end first mortgage loans	1	$ 65

Total	1	$ 65

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructuring that subsequently defaulted as set forth above increased the allowance for loan losses by $1,000 and did not result in any charge offs during the three month period ending March 31, 2012.

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

Loans with renegotiated interest rates include reductions in rate for a short-term (part of the remaining life of the loan) or long-term (life of loan). Included are modifications to borrowers at a rate that is readily available in the market, but for borrowers who would not have otherwise qualified for the terms offered in the modification without a concession being granted. Also included are borrowers who received interest rate concessions that are below market rates.

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

The following tables present loans by class modified as troubled debt restructurings that occurred during the period ending December 31, 2011:

	All Modifications

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled Debt Restructurings

Commercial and industrial loans:
Working capital lines of credit loans	3	$ 639	$ 639
Non-working capital loans	6	6,187	6,261

Commercial real estate and multi-family residential loans:
Construction and land development loans
Owner occupied loans	8	6,648	6,651
Nonowner occupied loans	8	23,767	23,767

Agri-business and agricultural loans:
Loans secured by farmland	2	683	683

Consumer 1-4 family loans:
Closed end first mortgage loans	6	942	849

Total	33	$ 38,866	$ 38,850

	Interest Rate Reductions			Principal and Interest Forgiveness					Modified Repayment Terms

		Interest at	Interest at		Principal at	Principal at	Interest at	Interest at		Extension
	Number of	Pre-Modification	Post-Modification	Number of	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification	Number of	Period or
	Loans	Rate	Rate	Loans	Rate	Rate	Rate	Rate	Loans	Range
					(in thousands)					(in months)
Troubled Debt Restructurings

Commercial and industrial loans:
Working capital lines of credit loans	0	$ 0	$ 0	0	$ 0	$ 0	$ 0	$ 0	3	11-60
Non-working capital loans	0	0	0	0	0	0	0	0	4	12-36

Commercial real estate and
multi-family residential loans:
Owner occupied loans	0	0	0	1	2,125	2,125	641	429	7	20-70
Nonowner occupied loans	0	0	0	0	0	0	0	0	7	6-36

Agri-business and agricultural loans:
Loans secured by farmland	0	0	0	0	0	0	0	0	1	22

Consumer 1-4 family loans:
Closed end first mortgage loans	5	402	324	1	550	450	66	57	0	0

Total	5	$ 402	$ 324	2	$ 2,675	$ 2,575	$ 707	$ 486	22	6-70

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

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans.  Loans listed as Not Rated are consumer loans included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status.  As of March 31, 2012 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
			(in thousands)
Commercial and industrial loans:
Working capital lines of credit loans	$ 383,024	$ 5,348	$ 14,447	$ 0	$ 0
Non-working capital loans	334,206	4,977	37,484	0	1,342

Commercial real estate and multi-family residential loans:
Construction and land development loans	72,224	3,291	13,609	0	0
Owner occupied loans	322,863	8,342	21,811	0	48
Nonowner occupied loans	322,080	10,297	25,032	0	0
Multifamily loans	33,864	1,231	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	102,769	70	1,250	0	20
Loans for agricultural production	112,857	0	207	0	0

Other commercial loans	58,531	46	118	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	19,704	51	1,069	0	86,878
Open end and junior lien loans	13,224	300	0	0	160,978
Residential construction loans	0	0	0	0	6,929

Other consumer loans	7,647	386	497	0	36,411

Total	$ 1,782,993	$ 34,339	$ 115,524	$ 0	$ 292,606

The recorded investment in loans does not include accrued interest.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans.  Loans listed as Not Rated are consumer loans included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status.  As of December 31, 2011 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
			(in thousands)
Commercial and industrial loans:
Working capital lines of credit loans	$ 352,055	$ 5,625	$ 16,212	$ 0	$ 0
Non-working capital loans	331,881	7,437	36,751	0	1,403

Commercial real estate and multi-family residential loans:
Construction and land development loans	64,808	3,296	13,976	0	0
Owner occupied loans	318,191	5,913	22,400	0	38
Nonowner occupied loans	337,090	8,875	38,716	0	0
Multifamily loans	37,127	1,247	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	116,742	70	1,415	0	20
Loans for agricultural production	119,531	0	225	0	0

Other commercial loans	58,061	66	120	0	2

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	17,307	53	974	0	88,450
Open end and junior lien loans	11,569	319	0	0	164,335
Residential construction loans	0	0	0	0	5,449

Other consumer loans	7,416	375	497	0	37,672

Total	$ 1,771,778	$ 33,276	$ 131,286	$ 0	$ 297,369

The recorded investment in loans does not include accrued interest.

NOTE 5. SECURITIES

Information related to the fair value and amortized cost of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) is provided in the tables below.

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gain	Losses	Cost
March 31, 2012
U.S. Treasury securities	$ 1,048	$ 45	$ 0	$ 1,003
U.S. government sponsored agencies	5,265	234	0	5,031
Agency residential mortgage-backed securities	360,440	9,785	(610)	351,265
Non-agency residential mortgage-backed securities	30,627	371	(1,103)	31,359
State and municipal securities	78,829	4,697	(51)	74,183
Total	$ 476,209	$ 15,132	$ (1,764)	$ 462,841

December 31, 2011
U.S. Treasury securities	$ 1,055	$ 52	$ 0	$ 1,003
U.S. government sponsored agencies	5,277	244	0	5,033
Agency residential mortgage-backed securities	350,102	8,989	(923)	342,036
Non-agency residential mortgage-backed securities	32,207	191	(2,225)	34,241
State and municipal securities	78,750	5,292	(9)	73,467
Total	$ 467,391	$ 14,768	$ (3,157)	$ 455,780

Total other-than-temporary impairment recognized in accumulated other comprehensive income was $516,000 at March 31, 2012 and $213,000 at December 31, 2011.

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of March 31, 2012 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

	Amortized	Fair
	Cost	Value

Due in one year or less	$ 650	$ 651
Due after one year through five years	22,617	23,982
Due after five years through ten years	33,659	35,850
Due after ten years	23,291	24,659
	80,217	85,142
Mortgage-backed securities	382,624	391,067
Total debt securities	$ 462,841	$ 476,209

Security proceeds, gross gains and gross losses are presented below.

	Three months ended March 31,
	2012	2011

Sales of securities available for sale
Proceeds	$ 0	$ 68,847
Gross gains	0	3,929
Gross losses	0	4,127

There were no securities sales during the first three months of 2012.  All of the gains in 2012 were from calls.  The Company sold 20 securities with a total book value of $69.1 million and a total fair value of $68.8 million during the first three months of 2011.  The sales were related to a strategic realignment of the securities portfolio, and included six of the seven non-agency residential mortgage backed securities on which the Company had previously recognized other-than-temporary impairment.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over estimated lives for mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $230.4 million and $265.2 million were pledged as of March 31, 2012 and 2011, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of March 31, 2012 and December 31, 2011 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2012

Agency residential mortgage-backed
securities	$ 56,970	$ (435)	$ 12,339	$ (175)	$ 69,309	$ (610)
Non-agency residential mortgage-backed
securities	0	0	12,891	(1,103)	12,891	(1,103)
State and municipal securities	1,949	(45)	1,003	(6)	2,952	(51)
Total temporarily impaired	$ 58,919	$ (480)	$ 26,233	$ (1,284)	$ 85,152	$ (1,764)

December 31, 2011

Agency residential mortgage-backed
securities	$ 74,463	$ (860)	$ 4,813	$ (63)	$ 79,276	$ (923)
Non-agency residential mortgage-backed
securities	3,379	(4)	23,885	(2,221)	27,264	(2,225)
State and municipal securities	341	(2)	1,003	(7)	1,344	(9)
Total temporarily impaired	$ 78,183	$ (866)	$ 29,701	$ (2,291)	$ 107,884	$ (3,157)

The number of securities with unrealized losses as of March 31, 2012 and December 31, 2011 is presented below.

	Less than	12 months
	12 months	or more	Total
March 31, 2012

Agency residential mortgage-backed securities	15	3	18
Non-agency residential mortgage-backed securities	0	6	6
State and municipal securities	14	2	16
Total temporarily impaired	29	11	40

	Less than	12 months
	12 months	or more	Total
December 31, 2011

Agency residential mortgage-backed securities	21	1	22
Non-agency residential mortgage-backed securities	2	9	11
State and municipal securities	3	2	5
Total temporarily impaired	26	12	38

All of the following are considered to determine whether or not the impairment of these securities is other-than-temporary. Ninety-four percent of the securities are backed by the U.S. government, government agencies, government sponsored agencies or are A rated or better, except for certain non-local municipal securities which are not rated. Mortgage-backed securities which are not issued by the U.S. government or government sponsored agencies (non-agency residential mortgage-backed securities) met specific criteria set by the Asset Liability Management Committee at their time of purchase, including having the highest rating available by either Moody’s or S&P. None of the securities have call provisions (with the exception of the municipal securities) and all payments on the securities have been received on their original terms. For the government, government-sponsored agency and municipal securities, management was not concerned about the risk of credit losses, and there was nothing to indicate that full payment of the principal will not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold.  However, at this time management does not have the intent to sell and it is more likely than not that it nor will not be required to sell these securities before the recovery of their amortized cost basis.

As of March 31, 2012, the Company had $30.6 million of non-agency residential mortgage-backed securities which were not issued by the federal government or government sponsored agencies, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.  At December 31, 2011, the Company had $32.2 million of these non-agency residential mortgage-backed securities.  Five of the 15 remaining non-agency residential mortgage backed securities were still rated AAA/Aaa as of March 31, 2012 and December 31, 2011 by at least one of the rating agencies S&P, Moody’s and Fitch, but the other ten had been downgraded to below investment grade by at least one of those rating agencies.

For these non-agency residential mortgage-backed securities, additional analysis is performed to determine if the impairment is temporary or other-than-temporary in which case impairment would need to be recorded for these securities. The Company performs an independent analysis of the cash flows of the individual securities based upon assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses.  Based upon the initial review, securities may be identified for further analysis by computing the net present value using an appropriate discount rate (the current accounting yield) and comparing it to the book value of the security to determine if there is any other-than-temporary impairment that must be recorded. Based on this analysis of the non-agency residential mortgage-backed securities, the Company recorded an other-than-temporary impairment of $510,000 relating to three securities in the three-months ended March 31, 2012, which is equal to the credit loss, establishing a new, lower amortized cost basis.  Because management did not have the intent to sell these securities and did not believe that it was more likely than not they would be required to sell these securities before the recovery of their new, lower amortized cost basis, management did not consider the remaining unrealized losses of the investment securities to be other-than-temporarily impaired at March 31, 2012.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.  The table represents the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011

Balance January 1,	$ 359	$ 1,812
Additions related to other-than-temporary impairment losses
not previously recognized	449	0
Additional increases to the amount of credit loss for which
other-than-temporary impairment was previously recognized	61	121
Reductions for previous credit losses realized on
securities sold during the year	0	(1,739)
Balance March 31,	$ 869	$ 194

Information on securities with at least one rating below investment grade as of March 31, 2012 is presented below.

		Other Than
		Temporary					March 31, 2012	1-Month	3-Month	6-Month
		Impairment	March 31, 2012				Lowest	Constant	Constant	Constant
		Since	Par	Amortized	Fair	Unrealized	Credit	Default	Default	Default	Credit
Description	CUSIP	Purchase	Value	Cost	Value	Gain/(Loss)	Rating	Rate	Rate	Rate	Support

CWHL 2006-18 2A7	12543WAJ7	$ 100	$ 2,625	$ 2,473	$ 2,311	$ (162)	C	4.11	7.64	7.73	1.95
CWALT 2005-46CB A1	12667G6U2	103	3,393	3,131	2,858	(273)	CC	6.79	4.80	3.31	2.18
CWALT 2005-J8 1A3	12667GJ20	348	4,838	4,290	4,355	65	CC	5.06	7.93	8.14	5.11
CHASE 2005-S3 A4	16162WNE5	0	83	82	82	0	B1	1.55	2.07	0.98	3.89
CHASE 2006-S3 1A5	16162XAE7	0	1,026	1,024	1,000	(24)	C	14.05	8.27	4.69	0.83
CMSI 2007-61A5	173103AE2	0	2,313	2,312	2,337	25	B	6.57	5.76	4.25	6.36
GSR 2006-10F 1A1	36266WAC6	0	3,444	3,204	3,065	(139)	C	0.00	0.00	0.00	1.40
MALT 2004-6 7 A1	576434SK1	0	2,953	2,934	2,938	4	B	0.00	0.00	0.00	11.57
MANA 2007-F1 1A1	59023YAA2	0	1,966	1,928	1,629	(299)	D	0.00	0.00	0.00	0.00
RFMSI 2006-S5 A14	74957EAP2	317	2,614	2,254	2,047	(207)	D	0.00	3.67	4.27	0.00

		$ 868	$ 25,255	$ 23,632	$ 22,622	$ (1,010)

All of these securities are super senior or senior tranche non-agency residential mortgage-backed securities.  The credit support is the credit support percentage for a tranche from other subordinated tranches, which is the amount of principal in the subordinated tranches expressed as a percentage of the remaining principal in the super senior or senior tranche.  The super senior or senior tranches receive the prepayments and the subordinate tranches absorb the losses.  The super senior or senior tranches do not absorb losses until the subordinate tranches are gone.

The Company does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, it is management’s current intent and ability to hold them until a recovery in fair value or maturity.

NOTE 6. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost

	Three Months Ended March 31,
	Pension Benefits		SERP Benefits
	2012	2011	2012	2011
Interest cost	$ 35	$ 36	$ 16	$ 17
Expected return on plan assets	(40)	(39)	(20)	(20)
Recognized net actuarial loss	27	20	17	15
Net pension expense	$ 22	$ 17	$ 13	$ 12

The Company previously disclosed in its financial statements for the year ended December 31, 2011 that it expected to contribute $170,000 to its pension plan and $114,000 to its SERP plan in 2012.  The Company has contributed $62,000 to its pension plan and $114,000 to its SERP plan as of March 31, 2012.  The Company expects to contribute an additional $108,000 to its pension plan during the remainder of 2012.  The Company does not expect to make any additional contributions to its SERP plan during the remainder of 2012.

NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and international accounting principles. The amendment results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of the amendment are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. The amendment extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) The exception aligns the fair value measurement of instruments classified within an entity’s stockholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of the amendment are effective for the Company’s interim and annual periods beginning on or after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s statements of income and condition and the disclosure requirements are already included.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. In December 2011, the FASB deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. The adoption of the remaining amendments changed the presentation of the components of comprehensive income for the Company as part of Note 9 into two consecutive statements. In December 2011, the FASB deferred the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in this standard until the Board is able to reconsider those paragraphs. These amendments are effective for interim and annual periods beginning on or after December 15, 2011.  The adoption of this standard did not have a material impact on the Company’s statements of income and condition.

In September 2011, the FASB amended existing guidance relating to goodwill impairment testing. The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s statements of income and condition.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities:  Securities available for sale are valued primarily by a third party pricing service. The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). These models utilize the market approach with standard inputs that include, but are not limited to benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  For certain municipal securities that are not rated and observable inputs about the specific issuer are not available, fair values are estimated using observable data from other municipal securities presumed to be similar or other market data on other non-rated municipal securities (Level 3 inputs).  There were no transfers from or into Level 1, Level 2 or Level 3 during the first three months of 2012.

Mortgage banking derivatives:  The fair value of derivatives are based on observable market data as of the measurement date (Level 2).

Impaired loans:  Impaired loans with specific allocations of the allowance for loan losses are general based on the fair value of the underlying collateral if repayment is expected solely from the collateral.  Fair value is determined using several methods.  Generally, the fair value of real estate is based on appraisals by qualified third party appraisers.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company’s management routinely applies internal discount factors to the value of appraisals used in the fair value evaluation of impaired loans.  The deductions to the appraisals take into account changing business factors and market conditions, as well as value impairment in cases where the appraisal date predates a likely change in market conditions.  Commercial real estate is generally discounted from its appraised value by 0-50% with the higher discounts applied to real estate that is determined to have a thin trading market or to be specialized collateral.  In addition to real estate, the Company’s management evaluates other types of collateral as follows: Raw and finished inventory is discounted from its cost or book value by 35-65%, depending on the marketability of the goods.  Finished goods are generally discounted by 30-60%, depending on the ease of marketability, cost of transportation or scope of use of the finished good.  Work in process inventory is typically discounted by 50-100%, depending on the length of manufacturing time, types of components used in the completion process, and the breadth of the user base.  Equipment is valued at a percentage of depreciated book value or recent appraised value, if available, and is typically discounted at 30-70% after various considerations including age and condition of the equipment, marketability, breadth of use, and whether the equipment includes unique components or add-ons.  Marketable securities are discounted by 10-30%, depending on the type of investment, age of valuation report and general market conditions.  This methodology is based on a market approach and typically results in a Level 3 classification of the inputs for determining fair value.

Mortgage servicing rights:  As of March 31, 2012 the fair value of the Company’s Level 3 servicing assets for residential mortgage loans was $2.2 million, some of which are not currently impaired and therefore carried at amortized cost.  These residential mortgage loans have a weighted average interest rate of 4.81%, a weighted average maturity of 20 years and are secured by homes generally within the Company’s market area, which is primarily Northern Indiana.  A valuation model is used to estimate fair value, which is based on an income approach.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.  The most significant assumption used to value mortgage servicing rights is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment rates.  The most significant unobservable assumptions is the discount rate.  At March 31, 2012 the constant prepayment speed (PSA) used was 345 and the discount rate used was 9.2%.  At March 31, 2011 the constant prepayment speed (PSA) used was 273 and the discount rate used was 9.5%.

Other real estate owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales.  Such adjustments are usually significant and result in a Level 3 classification.   In addition the Company’s management may apply discount factors to the appraisals to take into account changing business factors and market conditions, as well as value impairment in cases where the appraisal date predates a likely change in market conditions.  In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Real estate mortgage loans held for sale:  Real estate mortgage loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third party investors.

The table below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2012
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

U.S. Treasury securities	$ 1,048	$ 0	$ 0	$ 1,048
U.S. Government sponsored agencies	0	5,265	0	5,265
Residential mortgage-backed securities	0	360,440	0	360,440
Non-agency residential mortgage-backed securities	0	30,627	0	30,627
State and municipal securities	0	78,191	638	78,829
Total Securities	1,048	474,523	638	476,209

Mortgage banking derivative	0	488	0	488

Total assets	$ 1,048	$ 475,011	$ 638	$ 476,697

Liabilities

Mortgage banking derivative	$ 0	$ (37)	$ 0	$ (37)

	December 31, 2011
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

U.S. Treasury securities	$ 1,055	$ 0	$ 0	$ 1,055
U.S. Government sponsored agencies	0	5,277	0	5,277
Residential mortgage-backed securities	0	350,102	0	350,102
Non-agency residential mortgage-backed securities	0	32,207	0	32,207
State and municipal securities	0	78,064	686	78,750
Total Securities	1,055	465,650	686	467,391

Mortgage banking derivative	0	406	0	406

Total assets	$ 1,055	$ 466,056	$ 686	$ 467,797

Liabilities

Mortgage banking derivative	$ 0	$ (81)	$ 0	$ (81)

There were no transfers from or into Level 1, Level 2 or Level 3 during 2012 and there were no transfers from or into Level 1 or Level 2 during the quarter ended March 31, 2011.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012:

State and
Municipal
Securities
March 31, 2012
(in thousands)
Balance or recurring Level 3 assets at January 1	$ 686
Decrease in fair value of securities, included in other comprehensive income	(3)
Principal payments	(45)
Balance or recurring Level 3 assets at March 31	$ 638

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011.

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

The securities measured at fair value included below are nonrated Indiana municipal revenue bonds and are not actively traded.

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at			Range
	3/31/2012	Valuation Technique	Unobservable Input	(Weighted Average)
	(in thousands)

State and municipal securities	$ 638	Price to type, par, call	Discount to benchmark index	1%

The Company’s Controlling Department, which is responsible for all accounting and SEC compliance and the Company’s Treasury Department, which is responsible for investment portfolio management and asset/liability modeling, are the two areas that decide the Company’s valuation policies and procedures.  Both of these areas report directly to the President and Chief Financial Officer of the Company.  For assets or liabilities that may be considered for Level 3 fair value measurement on a recurring basis, these two areas and the President and Chief Financial Officer determine the appropriate level of the assets or liabilities under consideration.  If there are assets or liabilities that are determined as Level 3 by this group, the Risk Management Committee of the Company and the Audit Committee of the Board of Directors are made aware of such assets at their next scheduled meeting.

Securities pricing is obtained from a third party pricing service and is tested at least annually against prices from another third party provider and reviewed with a market value tolerance variance of 3%.  If any securities fall above this tolerance threshold, they are reviewed in more detail to determine why the variance exists.  Changes in market value are reviewed monthly in aggregate yield by security type and any material differences are reviewed to determine why they exist.  At least annually, the pricing methodology of the pricing service is received and reviewed to support the fair value levels used by the Company. A detailed pricing evaluation is requested and reviewed on any security determined to be fair value using unobservable inputs by the pricing service.

The primary methodology used in the fair value measurement of the Company’s state and municipal securities classified as Level 3 is a discount to the AAA municipal benchmark index.  Significant increases or (decreases) in this index as well as the degree to which the security differs in ratings, coupon, call and duration will result in a higher or (lower) fair value measurement for those securities that are not callable.  For those securities that are continuously callable, a slight premium to par is used.

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	March 31, 2012
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
		(in thousands)
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 2,480	$ 2,480
Non-working capital loans	0	0	5,554	5,554

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	1,510	1,510
Owner occupied loans	0	0	3,006	3,006
Nonowner occupied loans	0	0	21,043	21,043
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	0	0	498	498
Loans for agricultural production	0	0	190	190

Other commercial loans	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	566	566
Open end and junior lien loans	0	0	0	0
Residential construction loans	0	0	0	0

Other consumer loans	0	0	0	0

Total impaired loans	$ 0	$ 0	$ 34,847	$ 34,847

Mortgage servicing rights	0	0	1,047	1,047
Other real estate owned	0	0	730	730

Total assets	$ 0	$ 0	$ 36,624	$ 36,624

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2012:

				Range of Inputs
	Fair Value	Valuation Methodology	Unobservable Inputs	(Average)

Impaired Loans:
Commercial and industrial:	$ 8,034	Collateral based	Discount to reflect	0% - 83%
		measurements	current market conditions	(25%)
			and ultimate collectability

Impaired loans:
Commercial real estate:	25,559	Collateral based	Discount to reflect	0% - 88%
		measurements	current market conditions	(40%)
			and ultimate collectability

Impaired loans:
Agri-business and agricultural:	688	Collateral based	Discount to reflect	9% - 24%
		measurements	current market conditions	(16%)
			and ultimate collectability

Impaired loans:
Consumer 1-4 family mortgage	566	Collateral based	Discount to reflect	0% - 20%
		measurements	current market conditions	(8%)
			and ultimate collectability

Mortgage servicing rights	1,047	Discounted cash flows	Discount rate	9.1% - 9.5%
				(9.3%)

Other real estate owned	730	Appraisals	Discount to reflect	31% - 61%
			current market conditions	(46%)

	December 31, 2011
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
		(in thousands)
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 2,762	$ 2,762
Non-working capital loans	0	0	11,885	11,885

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	303	303
Owner occupied loans	0	0	3,515	3,515
Nonowner occupied loans	0	0	23,591	23,591
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	0	0	433	433
Loans for agricultural production	0	0	207	207

Other commercial loans	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	878	878
Open end and junior lien loans	0	0	406	406
Residential construction loans	0	0	0	0

Other consumer loans	0	0	0	0

Total impaired loans	$ 0	$ 0	$ 43,980	$ 43,980

Mortgage servicing rights	0	0	1,734	1,734
Other real estate owned	0	0	730	730

Total assets	$ 0	$ 0	$ 46,444	$ 46,444

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $51.3 million, with a valuation allowance of $16.5 million at March 31, 2012, resulting in a net recovery in the provision for loan losses of $1.7 million for the three months ended March 31, 2012.  At March 31, 2011, impaired loans had a carrying amount of $39.7 million, with a valuation allowance of $12.3 million, resulting in an additional provision for loans losses of $979,000 for the three months ending March 31, 2011.

Mortgage servicing rights, which are carried at the lower of cost or fair value, included a portion carried at their fair value of $1.0 million, which is made up of the outstanding balance of $1.1 million, net of a valuation allowance of $46,000 at March 31, 2012, resulting in a net recovery of $62,000 for the three months ended March 31, 2012.  The Company realized a net recovery of $3,000 in the impairment of mortgage servicing rights for the three months ended March 31, 2011.

The Company also recognized a $21,000 reduction in the value of other real estate owned during the three months ended March 31, 2011.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	March 31, 2012
	Carrying	Estimated Fair Value
	Value	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$ 167,027	$ 167,027	$ 0	$ 0	$ 167,027
Securities available for sale	476,209	1,048	474,523	638	476,209
Real estate mortgages held for sale	4,540	0	4,596	0	4,596
Loans, net	2,172,705	0	822,579	1,330,996	2,153,575
Federal Home Loan Bank stock	7,313	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	9,471	0	9,471	0	9,471
Financial Liabilities:
Certificates of deposit	(982,650)	0	(998,714)	0	(998,714)
All other deposits	(1,501,220)	0	(1,501,220)	0	(1,501,220)
Securities sold under agreements to repurchase	(125,165)	0	(125,165)	0	(125,165)
Long-term borrowings	(15,038)	0	(15,923)	0	(15,923)
Subordinated debentures	(30,928)	0	0	(31,240)	(31,240)
Standby letters of credit	(343)	0	0	(343)	(343)
Accrued interest payable	(6,641)	0	(6,641)	0	(6,641)

	December 31, 2011
	Carrying	Estimated
	Value	Fair Value

Financial Assets:
Cash and cash equivalents	$ 104,584	$ 104,584
Securities available for sale	467,391	467,391
Real estate mortgages held for sale	2,953	2,998
Loans, net	2,180,309	2,141,459
Federal Home Loan Bank stock	7,313	N/A
Federal Reserve Bank stock	3,420	N/A
Accrued interest receivable	9,604	9,604
Financial Liabilities:
Certificates of deposit	(910,381)	(925,619)
All other deposits	(1,502,315)	(1,502,315)
Securities sold under agreements to repurchase	(131,990)	(131,990)
Other short-term borrowings	(10,000)	(10,000)
Long-term borrowings	(15,040)	(16,079)
Subordinated debentures	(30,928)	(31,240)
Standby letters of credit	(247)	(247)
Accrued interest payable	(5,574)	(5,574)

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and cash equivalents - The carrying amount of cash and cash equivalents approximate fair value and are classified as Level 1.

Loans, net – Fair values of loans, excluding loans held for sale, are estimated as follows:  For variable rate loans, fair values abased on carrying values resulting in a Level 3 classification.  Fair values for other loans are estimated using discounted cash flow analyses, using current market rates applied to the estimated life resulting in a Level 2 classification.  Impaired loans are valued at the lower of cost or fair value as described previously.  The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Federal Home Loan Bank stock and Federal Reserve Bank stock– It is not practical to determine the fair value of Federal Home Loan Bank stock and Federal Reserve Bank stock due to restrictions placed on its transferability.

Certificates of deposit - Fair values of certificates of deposit are estimated using discounted cash flow analyses using current market rates applied to the estimated life resulting in a Level 2 classification.

All other deposits- The fair values for all other deposits other than certificates of deposit are equal to the amount payable on demand (the carrying value) resulting in a Level 2 classification.

Securities sold under agreements to repurchase – The carrying amount of borrowings under repurchase agreements approximate their fair values resulting in a Level 2 classification.

Long-term borrowings – The fair value of long-term borrowings is estimated using discounted cash flow analyses based on current borrowing rates resulting in a Level 2 classification.

Subordinated debentures- The fair value of subordinated debentures is based on the rates currently available to the Company with similar term and remaining maturity and credit spread resulting in a Level 3 classification.

Standby letters of credit – The fair value of off-balance sheet items is based on the current fees and costs that would be charged to enter into or terminate such arrangements resulting in a Level 3 classification.

Accrued interest receivable/payable – The carrying amounts approximate fair value resulting in a Level 2 classification.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income for the three months ended March 31, 2012 and 2011:

		Current
	Balance	Period	Balance
	at December 31, 2011	Change	at March 31, 2012

Unrealized loss on securities available for sale
without other than temporary impairment	$ 7,688	$ 1,065	$ 8,753
Unrealized loss on securities available for sale
with other than temporary impairment	(523)	(54)	(577)

Total unrealized loss on securities available for sale	7,165	1,011	8,176

Unrealized (loss) gain on defined benefit pension plans	(2,026)	91	(1,935)

Total	$ 5,139	$ 1,102	$ 6,241

		Current
	Balance	Period	Balance
	at December 31, 2010	Change	at March 31, 2011

Unrealized loss on securities available for sale
without other than temporary impairment	$ 4,285	$ (966)	$ 3,319
Unrealized loss on securities available for sale
with other than temporary impairment	(1,425)	1,152	(273)

Total unrealized loss on securities available for sale	2,860	186	3,046

Unrealized loss on defined benefit pension plans	(1,510)	(117)	(1,627)

Total	$ 1,350	$ 69	$ 1,419

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

Part 1
LAKELAND FINANCIAL CORPORATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
and
RESULTS OF OPERATIONS

March 31, 2012

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 45 offices in 13 counties in Northern and Central Indiana. The Company earned $8.6 million for the first three months of 2012, versus $6.0 million in the same period of 2011, an increase of 44.6%.  Net income was positively impacted by a $4.8 million decrease in the provision for loan losses and an increase in noninterest income of $1.0 million.  Offsetting these positive impacts were a decrease in net interest income of $1.0 million and an increase of $512,000 in noninterest expense.  Basic earnings per common share for the first three months of 2012 were $0.53 per share, versus $0.37 per share for the first three months of 2011.  Diluted earnings per common share reflect the potential dilutive impact of stock options, stock awards and warrants.  Diluted earnings per common share for the first three months of 2012 were $0.52 per share, versus $0.37 for the first three months of 2011.

RESULTS OF OPERATIONS

Net Interest Income

For the three-month period ended March 31, 2012, net interest income totaled $22.5 million, a decrease of 4.3%, or $1.0 million, versus the first three months of 2011.  This decrease was primarily due to a 37 basis point decrease in the Company’s net interest margin to 3.41% for the three month period ended March 31, 2012, versus 3.78% comparable period of 2011.  During the three-month period ended March 31, 2012, average earning assets increased by $141.4 million, or 5.5%, to $2.703 billion.

Given the Company’s mix of interest earning assets and interest bearing liabilities at March 31, 2012, the Company would generally be considered to have a relatively neutral balance sheet structure.  The Company’s balance sheet structure would normally be expected to produce a stable or declining net interest margin in a declining rate environment.  As the Company’s balance sheet has become more neutral in structure, management believes rate movements and other factors such as deposit mix, market deposit rate pricing and non-bank deposit products could have an impact on net interest margin.  Over time, the Company’s mix of deposits has shifted to more reliance on transaction accounts such as Rewards Checking, as well as Rewards Savings and corporate and public fund money market and repurchase agreements, which generally carry a higher interest rate cost than other types of interest bearing deposits.

During the first three months of 2012, total interest and dividend income decreased by $975,000, or 3.2%, to $29.8 million, versus $30.8 million during the first three months of 2011.  This decrease was primarily the result of a 44 basis point decrease in the tax equivalent yield on average earning assets to 4.5%, versus 4.9% for the same period of 2011.  Average earning assets increased by $141.4 million, or 5.5%, during the first three months of 2012 versus the same period of 2011.

During the first three months of 2012, loan interest income increased by $317,000, or 1.2%, to $26.3 million, versus $26.0 million during the first three months of 2011. The increase was driven by a $118.3 million, or 5.6%, increase in average daily loan balances.

The average daily securities balances for the first three months of 2012 increased $31.5 million, or 7.2%, to $470.0 million, versus $438.5 million for the same period of 2011. During the same periods, income from securities decreased by $1.3 million, or 27.1%, to $3.5 million versus $4.7 million during the first three months of 2011.  The decrease was primarily the result of a 145 basis point decrease in the tax equivalent yield on securities, to 3.3%, versus 4.7% in the first three months of 2011.

Total interest expense increased $62,000, or 0.9%, to $7.3 million for the three-month period ended March 31, 2012, from $7.2 million for the comparable period in 2011. The increase was primarily the result of a $171.9 million, or 7.1%, increase in total deposits and purchased funds during the first three months of 2012 versus the comparable period in 2011.

On an average daily basis, total deposits (including demand deposits) increased $202.9 million, or 9.1%, to $2.428 billion for the three-month period ended March 31, 2012, versus $2.225 billion during the same period in 2011.  On an average daily basis, noninterest bearing demand deposits were $334.4 million for the three-month period ended March 31, 2012, versus $294.2 million for the same period in 2011.  On an average daily basis, interest bearing transaction accounts increased $159.5 million, or 20.1%, to $952.0 million for the three-month period ended March 31, 2012, versus the same period in 2011.  When comparing the three months ended March 31, 2012 with the same period of 2011, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and non-Rewards Checking transaction accounts, decreased $20.9 million.  The average rate paid on time deposit accounts increased four basis points to 1.7% for the three-month period ended March 31, 2012, versus the same period in 2011.  Despite the low interest rate environment, the Company has been able to attract and retain retail deposit customers through offering innovative deposit products such as Rewards Checking and Savings.  These products pay somewhat higher interest rates, but also encourage certain customer behaviors such as using debit cards and electronic statements, which have the effect of generating additional related fee income and reducing the Company’s processing costs.

The Company’s funding strategy is generally focused on leveraging its retail branch network to grow traditional retail deposits and on its presence with commercial customers and public fund entities in its Indiana markets to generate deposits.  In addition, the Company has utilized the Certificate of Deposit Account Registry Service (CDARS) program and out-of-market deposit programs such as brokered certificates of deposit.  Due to the Company’s historical and ongoing loan growth, the Company sought these deposits and has expanded its funding strategy over time to include these types of non-core deposit programs.  The Company believes that these deposit programs represent an appropriate tool in the overall liquidity and funding strategy, but will continue to focus on funding loan and investment growth with in-market deposits whenever possible.  On an average daily basis, total brokered certificates of deposit decreased $121.3 million to $54.5 million for the three-month period ended March 31, 2012, versus $175.8 million for the same period in 2011.  On an average daily basis, total public fund certificates of deposit decreased $11.3 million to $83.3 million for the three-month period ended March 31, 2012, versus $94.6 million for the same period in 2011.  In addition, the Company had average public fund interest bearing transaction accounts of $192.7 million in the three months ended March 31, 2012, versus $101.8 million for the comparable period of 2011.  Availability of public fund deposits can be cyclical, primarily due to the timing differences between when real estate property taxes are collected versus when those tax revenues are spent, as well as the intense competition for these funds.

Average daily balances of borrowings were $172.6 million during the three months ended March 31, 2012, versus $203.7 million during the same period of 2011, and the rate paid on borrowings increased 11 basis points to 1.2%.  On an average daily basis, total deposits (including demand deposits) and purchased funds increased 7.1% during the three-month period ended March 31, 2012 versus the same periods in 2011.

The Board of Directors and management recognize the importance of liquidity during times of normal operations and in times of stress.  Therefore, during 2010, the Company formalized and expanded upon its extensive Contingency Funding Plan (“CFP”).  The formal CFP was developed to ensure that the multiple liquidity sources available to the Company are detailed. The CFP identifies the potential funding sources, which include the Federal Home Loan Bank of Indianapolis, The Federal Reserve Bank, brokered certificates of deposit, certificates of deposit available from the CDARS program, repurchase agreements, and Fed Funds. The CFP also addresses the role of the securities portfolio in liquidity.

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

The following tables set forth consolidated information regarding average balances and rates:

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Three Months Ended March 31,
		2012			2011
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 2,205,774	$ 26,191	4.78%	$ 2,086,488	$ 25,865	5.03%
Tax exempt (1)	9,830	167	6.88	10,768	179	6.76
Investments: (1)
Available for sale	469,979	3,778	3.26	438,470	5,092	4.71
Short-term investments	16,065	4	0.10	23,230	10	0.17
Interest bearing deposits	1,577	7	1.79	2,908	8	1.12

Total earning assets	2,703,225	30,147	4.49%	2,561,864	31,155	4.93%

Nonearning assets:
Cash and due from banks	113,376	0		51,923	0
Premises and equipment	34,860	0		30,422	0
Other nonearning assets	95,978	0		95,708	0
Less allowance for loan losses	(54,119)	0		(46,638)	0

Total assets	$ 2,893,320	$ 30,147		$ 2,693,279	$ 31,155

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2012 and 2011. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended March 31, 2012 and 2011, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Three Months Ended March 31,
		2012			2011
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 187,890	$ 211	0.55%	$ 163,802	$ 224	0.55%
Interest bearing checking accounts	951,992	2,482	1.25	792,443	2,435	1.25
Time deposits:
In denominations under $100,000	397,410	1,871	1.89	339,387	1,656	1.98
In denominations over $100,000	556,056	2,197	1.59	634,973	2,370	1.51
Miscellaneous short-term borrowings	126,628	113	0.36	157,709	171	0.44
Long-term borrowings
and subordinated debentures	45,967	404	3.53	45,968	360	3.18

Total interest bearing liabilities	2,265,943	7,278	1.29%	2,134,282	7,216	1.37%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	334,362	0		294,158	0
Other liabilities	15,834	0		14,815	0
Stockholders' equity	277,181	0		250,024	0
Total liabilities and stockholders'
equity	$ 2,893,320	$ 7,278		$ 2,693,279	$ 7,216

Net interest differential - yield on
average daily earning assets		$ 22,869	3.41%		$ 23,939	3.78%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, provisions for loan losses of $799,000 were recorded during the three-month period ended March 31, 2012, versus provisions of $5.6 million recorded during the same period of 2011.  Factors impacting the provision included the amount and status of classified and watch list credits, the level of charge-offs, management’s overall view on current credit quality and the regional and national economic conditions impacting credit quality, the amount and status of impaired loans, the amount and status of past due accruing loans (90 days or more), and overall loan growth as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

Noninterest income categories for the three-month period ended March 31, 2012 and 2011 are shown in the following table:

	Three Months Ended
	March 31,
			Percent
	2012	2011	Change

Wealth advisory fees	$ 914	$ 818	11.7%
Investment brokerage fees	800	731	9.4
Service charges on deposit accounts	1,881	1,963	(4.2)
Loan, insurance and service fees	1,189	1,076	10.5
Merchant card fee income	316	234	35.0
Other income	665	372	78.8
Mortgage banking income	592	(49)	1,308.2
Net securities gains (losses)	3	(198)	101.5
Impairment on available-for-sale securities (includes total losses of $510 and $121,
both net of $0 recognized in other comprehensive income, pre-tax)	(510)	(121)	321.5
Total noninterest income	$ 5,850	$ 4,826	21.2%

Noninterest income increased $1.0 million for the three-month period ended March 31, 2012 versus the same period in 2011.  Noninterest income was positively impacted by a $641,000 increase in mortgage banking income.  The increase was driven by a larger pipeline of refinance mortgage loans due to the continued low interest rate environment.  In addition, noninterest income was positively impacted by a $96,000 increase in wealth advisory fees and a $69,000 increase in investment brokerage fees.  Noninterest income was negatively impacted by a $389,000 increase in other than temporary impairment on several non-agency mortgage backed securities in the Company’s investment portfolio.

Noninterest Expense

Noninterest expense categories for the three-month period ended March 31, 2012 and 2011 are shown in the following table:

	Three Months Ended
	March 31,
			Percent
	2012	2011	Change

Salaries and employee benefits	$ 9,075	$ 8,173	11.0%
Occupancy expense	885	875	1.1
Equipment costs	617	554	11.4
Data processing fees and supplies	841	1,112	(24.4)
Other expense	3,262	3,454	(5.6)
Total noninterest expense	$ 14,680	$ 14,168	3.6%

The Company's noninterest expense increased $512,000 in the three-month period ended March 31, 2012 versus the same periods of 2011.  Salaries and employee benefits increased by $902,000 in the three-month period ended March 31, 2012 versus the same period of 2011.  These increases were driven by staff additions and normal merit increases.  In addition, the Company’s performance based compensation expense increased due to performance versus corporate objectives and increased recognition levels.  Data processing fees decreased $271,000 due to the Company’s conversion to a new core processor during the second quarter of 2011.  In addition, other expense decreased by $192,000 driven by lower FDIC deposit insurance premiums.

Income Tax Expense

Income tax expense increased $1.6 million, or 61.5%, for the first three months of 2012, compared to the same period in 2011.  The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, increased to 33.0% during the first three months of 2012 compared to 30.6% during the same period of 2011.  The change was driven by fluctuations in the percentage of revenue being derived from tax-advantaged sources in the three-month period of 2012, compared to the same periods in 2011.

CRITICAL ACCOUNTING POLICIES

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances which could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of mortgage servicing rights and the valuation and other-than-temporary impairment of investment securities. The Company’s critical accounting policies are discussed in detail in the Annual Report for the year ended December 31, 2011.

FINANCIAL CONDITION

Total assets of the Company were $2.955 billion as of March 31, 2012, an increase of $64.9 million, or 2.2%, when compared to $2.890 billion as of December 31, 2011.

Total cash and cash equivalents increased by $62.4 million, or 59.7%, to $167.0 million at March 31, 2012 from $104.6 million at December 31, 2011.  The increase resulted from an increase in total deposits, primarily transaction accounts.

Total securities available-for-sale increased by $8.8 million, or 1.9%, to $476.2 million at March 31, 2012 from $467.4 million at December 31, 2011. The increase was a result of a number of transactions in the securities portfolio.  Securities purchases totaled $31.6 million.  Offsetting this increase were securities paydowns totaling $21.4 million, maturities and calls of securities totaling $1.2 million, securities amortization net of accretion was $1.5 million and other-than-temporary impairment of $510,000 was recognized on three non-agency residential mortgage-backed securities.  In addition, the net unrealized gain of the securities portfolio increased by $1.8 million.  The increase in fair market value was primarily driven by higher market values for agency residential mortgage-backed securities as well as non-agency residential mortgage-backed securities, due to the lower interest rate environment.  The investment portfolio is generally managed to limit the Company’s exposure to risk by containing mostly mortgage-backed securities, other securities which are either directly or indirectly backed by the federal government or a local municipal government and collateralized mortgage obligations rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.  As of March 31, 2012, the Company had $30.6 million of non-agency residential mortgage-backed securities which were not backed by the federal government, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.

Five of the 15 remaining non-agency residential mortgage backed securities were still rated AAA/Aaa as of March 31, 2012 and December 31, 2011 by at least one of the following rating agencies, S&P, Moody’s and Fitch, but the other ten had been downgraded to below investment grade by at least one of those rating agencies.  On a quarterly basis, the Company performs an analysis of the cash flows of these securities based on assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses.  Based upon the initial analysis, securities may be identified for further analysis computing the net present value and comparing it to the book value to determine if there is any other-than-temporary impairment to be recorded.  Based on the analyses as of March 31, 2012, the Company realized an additional $510,000 in other-than-temporary impairment on three of the 15 non-agency residential mortgage backed securities.

Real estate mortgage loans held-for-sale increased by $1.6 million, or 53.7%, to $4.5 million at March 31, 2012 from $3.0 million at December 31, 2011. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the three months ended March 31, 2012, $25.0 million in real estate mortgages were originated for sale and $23.2 million in mortgages were sold.

Total loans, excluding real estate mortgage loans held for sale, decreased by $8.2 million to $2.225 billion at March 31, 2012 from $2.234 billion at December 31, 2011.  During the first quarter, the Company experienced a high level of reductions in agri-business loans as favorable commodity prices resulted in strong results for these borrowers.  Management expects loan growth to be moderate as the economic recovery moves along.  The portfolio breakdowns at both March 31, 2012 and December 31, 2011 reflected 85% commercial and industrial, including commercial real estate and agri-business, 13% residential real estate and home equity and 2% consumer loans.

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

Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors:  application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  The Company’s policy is to establish a specific allowance for loan losses for any assets classified as substandard or doubtful.  If an asset or portion thereof is classified as loss, the Company’s policy is to either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At March 31, 2012, on the basis of management’s review of the loan portfolio, the Company had loans totaling $149.9 million on the classified loan list versus $164.6 million on December 31, 2011. As of March 31, 2012, the Company had $34.3 million of assets classified special mention, $115.5 million classified as substandard, $0 classified as doubtful and $0 classified as loss as compared to $35.4 million, $131.3 million, $0 and $0 at December 31, 2011.  In addition, the Company has allocated $15.2 million and $15.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

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

Net charge-offs totaled $1.4 million in the first quarter of 2012, versus $2.1 million during the first quarter of 2011 and $1.6 million during the fourth quarter of 2011.

The allowance for loan losses decreased 1.2%, or $643,000, from $53.4 million at December 31, 2011 to $52.8 million at March 31, 2012.  Pooled loan allocations increased slightly from $15.6 million at December 31, 2011 to $15.7 million at March 31, 2012, which was primarily a result of management’s overall view on current credit quality.  Impaired loan allocations decreased $953,000 from $18.3 million at December 31, 2011 to $17.4 million at March 31, 2012 and other specifically reviewed loan allocations decreased to $16.1 million at March 31, 2012 from $16.2 million at December 31, 2011.  This decrease in impaired allocations was primarily due to decreases in the allocations of existing impaired loans as well as reductions to the impaired loans category.  The unallocated component of the allowance for loan losses increased slightly from $3.4 million at December 31, 2011 to $3.6 million at March 31, 2012, based on management’s assessment of economic and other qualitative factors impacting the loan portfolio, including the ongoing general economic challenges in the Company’s market areas.  While management has begun to see some positive trends, including general stabilization and a decline in watchlist credits and a decline in non-performing loans, management anticipates a slow recovery and therefore recognized a slight increase in the unallocated component of the allowance for loan losses.  Management believed the allowance for loan losses at March 31, 2012 was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not continue to improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Total impaired loans decreased by $2.5 million to $61.0 million at March 31, 2012 from $63.5 million at December 31, 2011.  A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in the aggregate for smaller-balance loans of similar nature such as residential mortgage, and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  The decrease in the impaired loans category was primarily due to the $989,000 payoff of one commercial credit.  In addition, charge-offs totaling $1.3 million were taken on three other commercial credits.  The following table summarizes nonperforming assets at March 31, 2012 and December 31, 2011.

	March 31,	December 31,
	2012	2011
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans including nonaccrual troubled debt restructured loans	$ 36,466	$ 39,425
Loans past due over 90 days and still accruing	54	52
Total nonperforming loans	$ 36,520	$ 39,477
Other real estate owned	2,067	2,075
Repossessions	40	33
Total nonperforming assets	$ 38,627	$ 41,585

Impaired loans including troubled debt restructurings	$ 60,995	$ 63,518

Nonperforming loans to total loans	1.64%	1.77%
Nonperforming assets to total assets	1.31%	1.44%

Nonperforming troubled debt restructured loans (included in nonaccrual loans)	$ 31,940	$ 34,272
Performing troubled debt restructured loans	22,735	22,177
Total troubled debt restructured loans	$ 54,675	$ 56,449

Total nonperforming assets decreased by $3.0 million, or 7.1%, to $38.6 million during the three-month period ended March 31, 2012.  The decrease was primarily due to the aforementioned charge-offs and pay-off.  Four commercial relationships represented 79.8% of total nonperforming loans.  A $13.7 million commercial relationship consisting of four loans represents the largest exposure in the nonperforming category.  The borrower is engaged in real estate development.   Borrower collateral, including real estate and the personal guarantees of its principals, support the credit.  The Company took a $1.7 million charge-off related to this credit in the fourth quarter of 2009, and no charge-offs were taken in 2010 or 2011.  The Company took a $601,000 charge-off related to this credit in the first quarter of 2012.

A commercial relationship consisting of three loans totaling $7.2 million represented the second largest exposure in the nonperforming category.  The borrower is engaged in commercial real estate development.  Borrower collateral, including real estate and the personal guarantees of its principals, support the credit.  The Company has not taken any charge-offs related to this credit.

A $5.8 million credit to a manufacturer tied to the housing industry represented the third largest exposure in the nonperforming category.  The credit is accounted for as a troubled debt restructuring.  Borrower collateral including real estate, receivables, inventory and equipment support the credit, however, there are no guarantors.  The Company took a $906,000 charge-off related to this credit in 2008, and no charge-offs have been taken since.

A commercial relationship consisting of two loans totaling $2.5 million represented the fourth largest exposure in the nonperforming category.  The borrower is engaged in sales tied to the recreational vehicle industry as well as residential real estate development.  Borrower collateral, including real estate and the personal guarantees of its principals, support the credit.  The Company took $1.3 million in charge-offs related to this relationship during 2008, and no charge-offs have been taken since.

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

Total deposits increased by $71.2 million, or 3.0%, to $2.484 billion at March 31, 2012 from $2.413 billion at December 31, 2011. The increase resulted from increases of $50.0 million in public fund certificates of deposit of $100,000 or more, $21.0 million in certificates of deposit of $100,000 and over, $15.8 million in savings accounts, $14.9 million in other certificates of deposit and $11.5 million in interest bearing transaction accounts.  Offsetting these increases were decreases of $18.4 million in money market accounts, $10.0 million in demand deposits, $6.9 million in brokered deposits and $6.7 million in CDARS certificates of deposit.

Total short-term borrowings decreased by $16.8 million, or 11.8%, to $125.2 million at March 31, 2012 from $142.0 million at December 31, 2011.  The decrease resulted primarily from decreases of $10.0 million in federal funds purchased.  In addition, securities sold under agreements to repurchase decreased by $6.8 million.

Total equity increased by $7.7 million, or 2.8%, to $281.0 million at March 31, 2012 from $273.3 million at December 31, 2011.  The increase in total equity resulted from net income of $8.6 million, plus the increase in the accumulated other comprehensive income of $1.1 million, less dividends of $2.5 million, plus $428,000 in stock compensation expense, plus $30,000 for stock issued through options exercised (including tax benefit).

The FDIC’s risk-based capital regulations require that all insured banking organizations maintain an 8.0% total risk-based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk-based capital ratio and a 10.0% total risk-based capital ratio. All of the Bank’s ratios continue to be above these “well capitalized” levels. The Federal Reserve also has established minimum regulatory capital requirements for bank holding companies.  As of March 31, 2012, the Company had regulatory capital in excess of these minimum requirements with a Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 10.4%, 12.6% and 13.8%, respectively.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2011. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. As of March 31, 2012, the Company’s potential pretax exposure was within the Company’s policy limit, and not significantly different from December 31, 2011.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2012, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

March 31, 2012

Part II - Other Information

Item 1. Legal proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routinelitigation incidental to their respective businesses.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of the Company’s 2011 Form 10-K.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 31, 2012 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

January 1-31	6,223	$ 25.80	0	$ 0
February 1-29	460	26.09	0	0
March 1-31	0	0	0	0

Total	6,683	$ 25.82	0	$ 0

(a)	The shares purchased during the periods were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares were purchased in the ordinary course of business and consistent with past practice.

Item 3. Defaults Upon Senior Securities

            None

Item 4. Mine Safety Disclosures

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

March 31, 2012

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: May 9, 2012	/s/ Michael L. Kubacki
Michael L. Kubacki – Chief Executive Officer

Date: May 9, 2012	/s/ David M. Findlay
David M. Findlay –President
and Chief Financial Officer

Date: May 9, 2012	/s/ Teresa A. Bartman
Teresa A. Bartman – Senior Vice President-
Finance and Controller