Form 10-Q
period 2012-06-30
LAKELAND FINANCIAL CORP
filed 2012-08-08
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer  __   Accelerated filer X  Non-accelerated filer __  (do not check if a smaller reporting company)   Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __   No  X

Number of shares of common stock outstanding at July 31, 2012:  16,339,122

LAKELAND FINANCIAL CORPORATION
Form 10-Q Quarterly Report
Table of Contents

PART I.

PART II.

PART 1
LAKELAND FINANCIAL CORPORATION
ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2012 and December 31, 2011
(in thousands except for share data)

(Page 1 of 2)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and due from banks	$ 162,669	$ 56,909
Short-term investments	32,280	47,675
Total cash and cash equivalents	194,949	104,584

Securities available for sale (carried at fair value)	478,440	467,391
Real estate mortgage loans held for sale	5,124	2,953

Loans, net of allowance for loan losses of $51,817 and $53,400	2,162,583	2,180,309

Land, premises and equipment, net	34,962	34,736
Bank owned life insurance	40,502	39,959
Accrued income receivable	9,446	9,612
Goodwill	4,970	4,970
Other intangible assets	73	99
Other assets	43,389	45,075
Total assets	$ 2,974,438	$ 2,889,688

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2012 and December 31, 2011
(in thousands except for share data)

(Page 2 of 2)

	June 30,	December 31,
	2012	2011
	(Unaudited)
LIABILITIES AND EQUITY

LIABILITIES
Noninterest bearing deposits	$ 376,928	$ 356,682
Interest bearing deposits	2,148,557	2,056,014
Total deposits	2,525,485	2,412,696

Short-term borrowings
Federal funds purchased	0	10,000
Securities sold under agreements to repurchase	98,696	131,990
Total short-term borrowings	98,696	141,990

Accrued expenses payable	14,802	13,550
Other liabilities	1,831	2,195
Long-term borrowings	15,038	15,040
Subordinated debentures	30,928	30,928
Total liabilities	2,686,780	2,616,399

EQUITY
Common stock: 90,000,000 shares authorized, no par value
16,331,947 shares issued and 16,253,496 outstanding as of June 30, 2012
16,217,019 shares issued and 16,145,772 outstanding as of December 31, 2011	88,440	87,380
Retained earnings	194,046	181,903
Accumulated other comprehensive income	6,491	5,139
Treasury stock, at cost (2012 - 78,451 shares, 2011 - 71,247 shares)	(1,408)	(1,222)
Total stockholders' equity	287,569	273,200

Noncontrolling interest	89	89
Total equity	287,658	273,289
Total liabilities and equity	$ 2,974,438	$ 2,889,688

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Six Months Ended June 30, 2012 and 2011
(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
NET INTEREST INCOME
Interest and fees on loans
Taxable	$ 25,795	$ 26,300	$ 51,986	$ 52,165
Tax exempt	112	122	224	243
Interest and dividends on securities
Taxable	2,627	3,361	5,391	7,418
Tax exempt	699	687	1,396	1,376
Interest on short-term investments	16	78	27	96
Total interest income	29,249	30,548	59,024	61,298

Interest on deposits	6,602	7,093	13,363	13,778
Interest on borrowings
Short-term	104	147	217	318
Long-term	395	363	799	723
Total interest expense	7,101	7,603	14,379	14,819

NET INTEREST INCOME	22,148	22,945	44,645	46,479

Provision for loan losses	500	2,900	1,299	8,500

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	21,648	20,045	43,346	37,979

NONINTEREST INCOME
Wealth advisory fees	897	929	1,811	1,747
Investment brokerage fees	940	621	1,740	1,352
Service charges on deposit accounts	2,011	1,939	3,892	3,902
Loan, insurance and service fees	1,452	1,260	2,641	2,336
Merchant card fee income	289	288	605	522
Other income	280	646	945	1,018
Mortgage banking income	392	203	984	154
Net securities gains (losses)	0	32	3	(166)
Other than temporary impairment loss on available-for-sale securities:
Total impairment losses recognized on securities	(475)	0	(985)	(121)
Loss recognized in other comprehensive income	26	0	26	0
Net impairment loss recognized in earnings	(449)	0	(959)	(121)
Total noninterest income	5,812	5,918	11,662	10,744

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Six Months Ended June 30, 2012 and 2011
(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
NONINTEREST EXPENSE
Salaries and employee benefits	8,363	8,018	17,438	16,191
Net occupancy expense	831	752	1,716	1,627
Equipment costs	596	510	1,213	1,064
Data processing fees and supplies	1,060	979	1,901	2,091
Other expense	3,399	3,714	6,661	7,168
Total noninterest expense	14,249	13,973	28,929	28,141

INCOME BEFORE INCOME TAX EXPENSE	13,211	11,990	26,079	20,582

Income tax expense	4,392	4,001	8,634	6,628

NET INCOME	$ 8,819	$ 7,989	$ 17,445	$ 13,954

BASIC WEIGHTED AVERAGE COMMON SHARES	16,324,928	16,201,311	16,298,981	16,198,348

BASIC EARNINGS PER COMMON SHARE	$ 0.54	$ 0.49	$ 1.07	$ 0.86

DILUTED WEIGHTED AVERAGE COMMON SHARES	16,453,561	16,300,229	16,450,832	16,296,684

DILUTED EARNINGS PER COMMON SHARE	$ 0.54	$ 0.49	$ 1.06	$ 0.86

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and Six Months Ended June 30, 2012 and 2011
(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$ 8,819	$ 7,989	$ 17,445	$ 13,954
Other comprehensive income
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	(181)	3,914	1,069	3,794
Reclassification adjustment for (gains)/losses included in net income	0	(32)	(3)	166
Reclassification adjustment for other than temporary impairment	449	0	959	121
Net securities gain activity during the period	268	3,882	2,025	4,081
Tax effect	(58)	(1,560)	(804)	(1,573)
Net of tax amount	210	2,322	1,221	2,508
Defined benefit pension plans:
Net gain(loss) on defined benefit pension plans	0	0	110	(233)
Amortization of net actuarial loss	66	37	110	72
Net gain /(loss) activity during the period	66	37	220	(161)
Tax effect	(26)	(16)	(89)	65
Net of tax amount	40	21	131	(96)

Total other comprehensive income, net of tax	250	2,343	1,352	2,412

Comprehensive income	$ 9,069	$ 10,332	$ 18,797	$ 16,366

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2012 and 2011
(in thousands except for share and per share data)
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2011	$ 85,766	$ 161,299	$ 1,350	$ (1,418)	$ 246,997
Comprehensive income:
Net income		13,954			13,954
Other comprehensive income (loss), net of tax			2,412		2,412
Comprehensive income					16,366
Common stock cash dividends declared, $.31 per share		(5,035)			(5,035)
Treasury shares purchased under deferred directors' plan
(5,058 shares)	113			(113)	0
Treasury shares sold under deferred directors' plan
(30,100 shares)	(440)			440	0
Stock activity under stock compensation plans (34,000 shares)	336				336
Stock compensation expense	647				647
Balance at June 30, 2011	$ 86,422	$ 170,218	$ 3,762	$ (1,091)	$ 259,311

Balance at January 1, 2012	$ 87,380	$ 181,903	$ 5,139	$ (1,222)	$ 273,200
Comprehensive income:
Net income		17,445			17,445
Other comprehensive income (loss), net of tax			1,352		1,352
Comprehensive income					18,797
Common stock cash dividends declared, $.325 per share		(5,302)			(5,302)
Treasury shares purchased under deferred directors' plan
(7,204 shares)	186			(186)	0
Stock activity under stock compensation plans, net of taxes (114,928 shares)	185				185
Stock compensation expense	689				689
Balance at June 30, 2012	$ 88,440	$ 194,046	$ 6,491	$ (1,408)	$ 287,569

The accompanying notes are an integral part of these consolidated financial statements

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
(in thousands)
(Unaudited)
(Page 1 of 2)

	2012	2011
Cash flows from operating activities:
Net income	$ 17,445	$ 13,954
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,338	1,100
Provision for loan losses	1,299	8,500
Loss on sale and write down of other real estate owned	103	263
Amortization of intangible assets	26	27
Amortization of loan servicing rights	347	266
Net change in loan servicing rights valuation allowance	(22)	(7)
Loans originated for sale	(64,807)	(30,642)
Net gain on sales of loans	(1,140)	(659)
Proceeds from sale of loans	63,365	33,482
Net loss on sales of premises and equipment	0	(1)
Net (gain) loss on sales and calls of securities available for sale	(3)	166
Impairment on available for sale securities	959	121
Net securities amortization	3,143	1,202
Stock compensation expense	689	647
Earnings on life insurance	(459)	(586)
Tax benefit of stock option exercises	(432)	(91)
Net change:
Accrued income receivable	166	262
Accrued expenses payable	1,383	1,006
Other assets	998	(469)
Other liabilities	(178)	(66)
Total adjustments	6,775	14,521
Net cash from operating activities	24,220	28,475

Cash flows from investing activities:
Proceeds from sale of securities available for sale	0	73,318
Proceeds from maturities, calls and principal paydowns of
securities available for sale	48,098	38,446
Purchases of securities available for sale	(61,221)	(113,507)
Purchase of life insurance	(14)	(148)
Net (increase) decrease in total loans	16,283	(60,990)
Proceeds from sales of land, premises and equipment	0	44
Purchases of land, premises and equipment	(1,564)	(1,445)
Proceeds from sales of other real estate	373	948
Net cash from investing activities	1,955	(63,334)

(Continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
(in thousands)
(Unaudited)
(Page 2 of 2)

	2012	2011
Cash flows from financing activities:
Net increase in total deposits	112,789	75,474
Net decrease in short-term borrowings	(43,294)	(35,618)
Payments on long-term borrowings	(2)	(1)
Common dividends paid	(5,289)	(5,022)
Preferred dividends paid	(13)	(13)
Proceeds from stock option exercise	185	336
Purchase of treasury stock	(186)	(113)
Net cash from financing activities	64,190	35,043
Net change in cash and cash equivalents	90,365	184
Cash and cash equivalents at beginning of the period	104,584	60,141
Cash and cash equivalents at end of the period	$ 194,949	$ 60,325
Cash paid during the period for:
Interest	$ 12,560	$ 13,300
Income taxes	7,050	8,822
Supplemental non-cash disclosures:
Loans transferred to other real estate	144	270

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The 2011 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average shares outstanding for basic earnings per common share	16,324,928	16,201,311	16,298,981	16,198,348
Dilutive effect of stock options, awards and warrants	128,633	98,918	151,851	98,336
Weighted average shares outstanding for diluted earnings per common share	16,453,561	16,300,229	16,450,832	16,296,684

Basic earnings per common share	$ 0.54	$ 0.49	$ 1.07	$ 0.86
Diluted earnings per common share	$ 0.54	$ 0.49	$ 1.06	$ 0.86

Stock options for 0 and 70,000 shares for both the three-month and six-month periods ended June 30, 2012 and 2011, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

NOTE 3. LOANS

	June 30,		December 31,
	2012		2011
Commercial and industrial loans:
Working capital lines of credit loans	$ 413,394	18.7%	$ 373,768	16.7%
Non-working capital loans	375,677	17.0	377,388	16.9
Total commercial and industrial loans	789,071	35.6	751,156	33.6

Commercial real estate and multi-family residential loans:
Construction and land development loans	84,416	3.8	82,284	3.7
Owner occupied loans	356,889	16.1	346,669	15.5
Nonowner occupied loans	333,237	15.0	385,090	17.2
Multifamily loans	35,587	1.6	38,477	1.7
Total commercial real estate and multi-family residential loans	810,129	36.6	852,520	38.2

Agri-business and agricultural loans:
Loans secured by farmland	112,431	5.1	118,224	5.3
Loans for agricultural production	108,514	4.9	119,705	5.4
Total agri-business and agricultural loans	220,945	10.0	237,929	10.7

Other commercial loans	63,681	2.9	58,278	2.6
Total commercial loans	1,883,826	85.1	1,899,883	85.0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	105,057	4.7	106,999	4.8
Open end and junior lien loans	171,063	7.7	175,694	7.9
Residential construction and land development loans	9,190	0.4	5,462	0.2
Total consumer 1-4 family mortgage loans	285,310	12.9	288,155	12.9

Other consumer loans	45,726	2.1	45,999	2.1
Total consumer loans	331,036	14.9	334,154	15.0
Subtotal	2,214,862	100.0%	2,234,037	100.0%
Less: Allowance for loan losses	(51,817)		(53,400)
Net deferred loan fees	(462)		(328)
Loans, net	$2,162,583		$2,180,309

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012:

		Commercial
		Real Estate			Consumer
	Commercial	and Multifamily	Agri-business	Other	1-4 Family	Other
	and Industrial	Residential	and Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended June 30, 2012	(in thousands)
Balance April 1,	$ 22,134	$ 23,236	$ 538	$ 186	$ 2,527	$ 523	$ 3,613	$ 52,757
Provision for loan losses	(1,048)	829	881	(12)	(110)	65	(105)	500
Loans charged-off	(1,676)	0	0	0	(78)	(97)	0	(1,851)
Recoveries	286	18	0	2	73	32	0	411
Net loans charged-off	(1,390)	18	0	2	(5)	(65)	0	(1,440)
Balance June 30,	$ 19,696	$ 24,083	$ 1,419	$ 176	$ 2,412	$ 523	$ 3,508	$ 51,817
Six Months Ended June 30, 2012
Balance January 1,	$ 22,830	$ 23,489	$ 695	$ 65	$ 2,322	$ 645	$ 3,354	$ 53,400
Provision for loan losses	(1,152)	1,394	724	107	61	11	154	1,299
Loans charged-off	(2,454)	(847)	0	0	(92)	(191)	0	(3,584)
Recoveries	472	47	0	4	121	58	0	702
Net loans charged-off	(1,982)	(800)	0	4	29	(133)	0	(2,882)
Balance June 30,	$ 19,696	$ 24,083	$ 1,419	$ 176	$ 2,412	$ 523	$ 3,508	$ 51,817

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 6,721	$ 8,946	$ 75	$ 0	$ 481	$ 5	$ 0	$ 16,228
Collectively evaluated for impairment	12,975	15,137	1,344	176	1,931	518	3,508	35,589

Total ending allowance balance	$ 19,696	$ 24,083	$ 1,419	$ 176	$ 2,412	$ 523	$ 3,508	$ 51,817

Loans:
Loans individually evaluated for impairment	$ 20,420	$ 35,234	$ 809	$ 0	$ 2,787	$ 6	$ 0	$ 59,256
Loans collectively evaluated for impairment	768,798	773,980	220,217	63,671	282,803	45,675	0	2,155,144

Total ending loans balance	$ 789,218	$ 809,214	$ 221,026	$ 63,671	$ 285,590	$ 45,681	$ 0	$ 2,214,400

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

The allowance for loan losses to total loans at June 30, 2012 and 2011 was 2.34% and 2.39% respectively.  The allowance for loan losses to total loans at December 31, 2011 was 2.39%.

The following table presents loans individually evaluated for impairment as of and for the three-month and six-month periods ended June 30, 2012 and 2011:

				Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
						Cash Basis			Cash Basis
	Unpaid		Allowance for	Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Income	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Non-working capital loans	$ 505	$ 166	$ 0	$ 168	$ 0	$ 0	$ 170	$ 0	$ 0

Commercial real estate and multi-family residential loans:
Owner occupied loans	654	629	0	637	0	0	464	0	0
Nonowner occupied loans	391	391	0	265	0	0	133	0	0

Agri-business and agricultural loans:
Loans secured by farmland	443	265	0	266	0	0	133	0	0
Loans for ag production	203	203	0	204	0	0	102	0	0

Consumer 1-4 family loans:
Closed end first mortgage loans	580	580	0	583	0	0	440	0	0
Open end and junior lien loans	20	20	0	20	0	0	30	0	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,598	2,989	1,450	4,395	13	13	5,100	29	28
Non-working capital loans	17,954	17,265	5,271	17,264	177	178	17,494	357	360

Commercial real estate and multi-family residential loans:
Construction and land development loans	2,386	1,996	510	2,036	17	17	1,503	17	17
Owner occupied loans	5,405	4,636	1,500	4,288	6	6	4,438	18	16
Nonowner occupied loans	28,184	27,582	6,936	27,561	104	105	28,481	202	204
Multifamily loans	0	0	0	0	0	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	1,735	341	75	345	0	0	484	0	0
Loans for agricultural production	0	0	0	0	0	0	105	0	0

Other commercial loans	0	0	0	0	0	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,875	1,877	312	1,833	9	11	1,815	20	22
Open end and junior lien loans	310	310	169	312	0	0	333	0	0
Residential construction loans	0	0	0	0	0	0	0	0	0

Other consumer loans	6	6	5	6	0	0	7	0	0

Total	$ 66,249	$ 59,256	$ 16,228	$ 59,378	$ 326	$ 330	$ 60,596	$ 643	$ 647

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

						Cash Basis
	Unpaid		Allowance for	Average	Interest	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial and industrial loans:
Non-working capital loans	$ 116	$ 116	$ 0	$ 30	$ 0	$ 0

Commercial real estate and multi-family residential loans:
Nonowner occupied loans	0	0	0	425	0	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	7,831	5,969	3,206	5,649	23	25
Non-working capital loans	20,867	18,119	6,237	17,202	616	625

Commercial real estate and multi-family residential loans:
Construction and land development loans	816	429	125	1,319	0	0
Owner occupied loans	5,874	5,082	1,566	3,082	41	45
Nonowner occupied loans	30,769	30,283	6,691	24,108	246	252
Multifamily loans	0	0	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	1,126	628	195	610	0	0
Loans for agricultural production	225	225	18	410	0	0

Other commercial loans	0	0	0	129	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,461	2,256	285	1,872	44	48
Open end and junior lien loans	409	409	3	118	0	0
Residential construction loans	0	0	0	0	0	0

Other consumer loans	0	0	0	0	0	0

Total	$ 70,494	$ 63,516	$ 18,326	$ 54,924	$ 970	$ 995

The recorded investment in loans does not include accrued interest.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Nonaccrual	Accruing	Nonaccrual	Accruing

Commercial and industrial loans:
Working capital lines of credit loans	$ 1,928	$ 0	$ 4,743	$ 0
Non-working capital loans	5,201	0	5,433	0

Commercial real estate and multi-family residential loans:
Construction and land development loans	413	0	429	0
Owner occupied loans	4,699	0	4,371	0
Nonowner occupied loans	19,957	0	21,971	0
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	606	0	628	0
Loans for agricultural production	203	0	225	0

Other commercial loans	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,171	65	1,193	52
Open end and junior lien loans	330	40	452	0
Residential construction loans	0	0	0	0

Other consumer loans	6	0	7	0

Total	$ 34,514	$ 105	$ 39,452	$ 52

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2012 by class of loans:

	30-89	Greater than
	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total

Commercial and industrial loans:
Working capital lines of credit loans	$ 2,632	$ 1,928	$ 4,560	$ 408,956	$ 413,516
Non-working capital loans	19	5,201	5,220	370,482	375,702

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	413	413	83,802	84,215
Owner occupied loans	0	4,699	4,699	352,047	356,746
Nonowner occupied loans	613	19,957	20,570	312,183	332,753
Multifamily loans	0	0	0	35,500	35,500

Agri-business and agricultural loans:
Loans secured by farmland	0	606	606	111,845	112,451
Loans for agricultural production	0	203	203	108,372	108,575

Other commercial loans	0	0	0	63,671	63,671

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,837	1,236	4,073	100,759	104,832
Open end and junior lien loans	432	370	802	170,766	171,568
Residential construction loans	56	0	56	9,134	9,190

Other consumer loans	146	6	152	45,529	45,681

Total	$ 6,735	$ 34,619	$ 41,354	$ 2,173,046	$ 2,214,400

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

	30-89	Greater than
	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
			(in thousands)
Commercial and industrial loans:
Working capital lines of credit loans	$ 1,051	$ 4,743	$ 5,794	$ 368,098	$ 373,892
Non-working capital loans	21	5,433	5,454	372,018	377,472

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	429	429	81,650	82,079
Owner occupied loans	104	4,371	4,475	342,068	346,543
Nonowner occupied loans	0	21,971	21,971	362,710	384,681
Multifamily loans	0	0	0	38,374	38,374

Agri-business and agricultural loans:
Loans secured by farmland	0	628	628	117,619	118,247
Loans for agricultural production	0	225	225	119,531	119,756

Other commercial loans	0	0	0	58,249	58,249

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,569	1,245	3,814	102,970	106,784
Open end and junior lien loans	254	452	706	175,517	176,223
Residential construction loans	34	0	34	5,415	5,449

Other consumer loans	192	7	199	45,761	45,960

Total	$ 4,225	$ 39,504	$ 43,729	$ 2,189,980	$ 2,233,709

The recorded investment in loans does not include accrued interest.

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $15.1 million and $15.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	June 30,	December 31,
	2012	2011

Accruing troubled debt restructured loans	$ 22,767	$ 22,177
Nonaccrual troubled debt restructured loans	32,129	34,273
Total troubled debt restructured loans	$ 54,896	$ 56,450

During the three and six months ending June 30, 2012 certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a reduction in the interest rate on a loan to one that would not be readily available in the marketplace for borrowers with a similar risk profile; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

There were renewal terms on several loans offered to borrowers under financial distress which did not require additional compensation or consideration and would not have been readily available in the marketplace for loans bearing similar risk profiles.  In this instance, it was determined that a concession had been granted.  It is difficult to quantify the concession granted due to an absence in market terms to be used for comparison.  The renewals during the first three months were to one borrower engaged in construction and land development, where the aggregate recorded investment totaled $1.6 million.  The renewal during the three months ended June 30, 2012, was a non-working capital term loan with a recorded investment of $1.1 million.  These loans are included in the table of all modifications below.

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the six month and three month periods ending June 30, 2012:

	Modifications
	Six Months Ended June 30, 2012

	All Modifications Classified as Troubled Debt Restructurings

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment

Troubled Debt Restructurings

Commercial and industrial loans:
Non-working capital loans	1	$ 942	$ 1,060

Commercial real estate and multi-family residential loans:
Construction and land development loans	5	1,638	1,638
Owner occupied loans	1	849	849
Nonowner occupied loans	1	385	385

Consumer 1-4 family loans:
Closed end first mortgage loans	1	39	39

Total	9	$ 3,853	$ 3,971

	Interest Rate Reductions			Principal and Interest Forgiveness					Modified Repayment Terms

		Interest at	Interest at				Interest at	Interest at		Extension
	Number of	Pre-Modification	Post-Modification	Number of	Principal at	Principal at	Pre-Modification	Post-Modification	Number of	Period or
	Loans	Rate	Rate	Loans	Pre-Modification	Post-Modification	Rate	Rate	Loans	Range
										(in months)
Troubled Debt Restructurings

Commercial and industrial loans:
Non-working capital loans	0	$ 0	$ 0	0	$ 0	$ 0	$ 0	$ 0	0	0

Commercial real estate and
multi-family residential loans:
Construction and land development loans	0	0	0	0	0	0	0	0	0	0
Owner occupied loans	1	440	117	0	0	0	0	0	0	0
Nonowner occupied loans	0	0	0	0	0	0	0	0	1	14

Consumer 1-4 family loans:
Closed end first mortgage loans	1	76	15	0	0	0	0	0	0	0

Total	2	$ 516	$ 132	0	$ 0	$ 0	$ 0	$ 0	1	14

	Modifications
	Three Months Ended June 30, 2012

	All Modifications Classified as Troubled Debt Restructurings

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment

Troubled Debt Restructurings

Commercial and industrial loans:
Non-working capital loans	1	$ 942	$ 1,060

Commercial real estate and multi-family residential loans:
Owner occupied loans	1	849	849
Nonowner occupied loans	1	385	385
Consumer 1-4 family loans:
Closed end first mortgage loans	1	39	39

Total	4	$ 2,215	$ 2,333

	Interest Rate Reductions			Principal and Interest Forgiveness					Modified Repayment Terms

		Interest at	Interest at				Interest at	Interest at		Extension
	Number of	Pre-Modification	Post-Modification	Number of	Principal at	Principal at	Pre-Modification	Post-Modification	Number of	Period or
	Loans	Rate	Rate	Loans	Pre-Modification	Post-Modification	Rate	Rate	Loans	Range
										(in months)
Troubled Debt Restructurings

Commercial and industrial loans:
Non-working capital loans	0	$ 0	$ 0	0	$ 0	$ 0	$ 0	$ 0	0	0

Commercial real estate and
multi-family residential loans:	0	0	0	0	0	0	0	0	0	0
Owner occupied loans	1	440	117	0	0	0	0	0	0	0
Nonowner occupied loans	0	0	0	0	0	0	0	0	1	14
Consumer 1-4 family loans:
Closed end first mortgage loans	1	76	15	0	0	0	0	0	0	0

Total	2	$ 516	$ 132	0	$ 0	$ 0	$ 0	$ 0	1	14

For the three month period ending June 30, 2012 the commercial and industrial loan troubled debt restructurings described above increased the allowance for loan losses by $690,000, the commercial real estate and multi-family residential loan troubled debt restructurings described above increased the allowance for loan losses by $290,000 and the consumer 1-4 family loan troubled debt restructurings described above increased the allowance for loan losses by $6,000.  For the six month period ending June 30, 2012 the commercial and industrial loan troubled debt restructurings described above increased the allowance for loan losses by $690,000, the commercial real estate and multi-family residential loan troubled debt restructurings described above increased the allowance for loan losses by $790,000 and the consumer 1-4 family loan troubled debt restructurings described above increased the allowance for loan losses by $6,000.

No charge offs resulted from any troubled debt restructurings described above during the three and six month periods ending June 30, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification which occurred during the three month and six month periods ending June 30, 2012:

	Number of	Recorded
	Loans	Investment

Troubled Debt Restructurings that Subsequently Defaulted

Consumer 1-4 family loans:
Closed end first mortgage loans	1	$ 65

Total	1	$ 65

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $1,000 and did not result in any charge offs during the three and six month periods ending June 30, 2012.

During the year ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modified terms of these loans included one or a combination of the following: a reduction of the stated interest rate of the loan below market rates; principal and interest forgiveness; a modification of repayment terms that delays principal repayment for some period; or inadequate compensation for the terms of the restructure. Clarifications in the accounting guidance for troubled debt restructurings that became effective in the third quarter of 2011 resulted in $15.6 million being added to total troubled debt restructured loans in 2011. Of the $15.6 million added, $15.3 million was included in nonperforming and impaired loans at December 31, 2010.

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

	All Modifications Classified as Troubled Debt Restructurings

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans.  Loans listed as Not Rated are consumer loans included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status.  As of June 30, 2012 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
			(in thousands)
Commercial and industrial loans:
Working capital lines of credit loans	$ 395,594	$ 6,110	$ 11,812	$ 0	$ 0
Non-working capital loans	331,602	7,981	34,788	0	1,331

Commercial real estate and multi-family residential loans:
Construction and land development loans	66,427	4,960	12,828	0	0
Owner occupied loans	325,661	7,594	23,441	0	50
Nonowner occupied loans	296,157	10,138	26,458	0	0
Multifamily loans	34,287	1,213	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	111,132	70	1,230	0	19
Loans for agricultural production	108,372	0	203	0	0

Other commercial loans	63,563	0	108	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	19,014	50	813	0	84,955
Open end and junior lien loans	13,527	351	0	0	157,690
Residential construction loans	0	0	0	0	9,190

Other consumer loans	8,348	396	497	0	36,440

Total	$ 1,773,684	$ 38,863	$ 112,178	$ 0	$ 289,675

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

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gain	Losses	Cost
June 30, 2012
U.S. Treasury securities	$ 1,046	$ 43	$ 0	$ 1,003
U.S. government sponsored agencies	5,298	269	0	5,029
Agency residential mortgage-backed securities	362,009	9,383	(1,138)	353,764
Non-agency residential mortgage-backed securities	28,207	373	(808)	28,642
State and municipal securities	81,880	5,536	(22)	76,366
Total	$ 478,440	$ 15,604	$ (1,968)	$ 464,804

December 31, 2011
U.S. Treasury securities	$ 1,055	$ 52	$ 0	$ 1,003
U.S. government sponsored agencies	5,277	244	0	5,033
Agency residential mortgage-backed securities	350,102	8,989	(923)	342,036
Non-agency residential mortgage-backed securities	32,207	191	(2,225)	34,241
State and municipal securities	78,750	5,292	(9)	73,467
Total	$ 467,391	$ 14,768	$ (3,157)	$ 455,780

Total other-than-temporary impairment recognized in accumulated other comprehensive income was $783,000 at June 30, 2012 and $213,000 at December 31, 2011.

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of June 30, 2012 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

	Amortized	Fair
	Cost	Value
Due in one year or less	$ 1,793	$ 1,797
Due after one year through five years	23,236	24,847
Due after five years through ten years	34,263	36,820
Due after ten years	23,106	24,760
	82,398	88,224
Mortgage-backed securities	382,406	390,216
Total debt securities	$ 464,804	$ 478,440

Security proceeds, gross gains and gross losses are presented below.

	Six months ended June 30,
	2012	2011
Sales of securities available for sale
Proceeds	$ 0	$ 73,318
Gross gains	0	4,005
Gross losses	0	(4,171)

	Three months ended June 30,
	2012	2011
Sales of securities available for sale
Proceeds	$ 0	$ 4,471
Gross gains	0	76
Gross losses	0	(44)

There were no securities sales during the first six months of 2012.  All of the gains in 2012 were from calls.  The Company sold 36 securities with a total book value of $73.5 million and a total fair value of $73.3 million during the first six months of 2011.  The sales were related to a strategic realignment of the securities portfolio, and included six of the seven non-agency residential mortgage backed securities on which the Company had previously recognized other-than-temporary impairment.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over estimated lives for mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $216.5 million and $259.3 million were pledged as of June 30, 2012 and 2011, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of June 30, 2012 and December 31, 2011 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2012

Agency residential mortgage-backed
securities	$ 99,303	$ (903)	$ 11,689	$ (235)	$ 110,992	$ (1,138)
Non-agency residential mortgage-backed
securities	3,981	(96)	11,172	(712)	15,153	(808)
State and municipal securities	1,956	(22)			1,956	(22)
Total temporarily impaired	$ 105,240	$ (1,021)	$ 22,861	$ (947)	$ 128,101	$ (1,968)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2011

Agency residential mortgage-backed
securities	$ 74,463	$ (860)	$ 4,813	$ (63)	$ 79,276	$ (923)
Non-agency residential mortgage-backed
securities	3,379	(4)	23,885	(2,221)	27,264	(2,225)
State and municipal securities	341	(2)	1,003	(7)	1,344	(9)
Total temporarily impaired	$ 78,183	$ (866)	$ 29,701	$ (2,291)	$ 107,884	$ (3,157)

The number of securities with unrealized losses as of June 30, 2012 and December 31, 2011 is presented below.

	Less than	12 months
	12 months	or more	Total
June 30, 2012

Agency residential mortgage-backed securities	27	4	31
Non-agency residential mortgage-backed securities	1	5	6
State and municipal securities	11	0	11
Total temporarily impaired	39	9	48

	Less than	12 months
	12 months	or more	Total
December 31, 2011

Agency residential mortgage-backed securities	21	1	22
Non-agency residential mortgage-backed securities	2	9	11
State and municipal securities	3	2	5
Total temporarily impaired	26	12	38

All of the following are considered to determine whether or not the impairment of these securities is other-than-temporary. Ninety-four percent of the securities are backed by the U.S. government, government agencies, government sponsored agencies or are A rated or better, except for certain non-local municipal securities which are not rated. Mortgage-backed securities which are not issued by the U.S. government or government sponsored agencies (non-agency residential mortgage-backed securities) met specific criteria set by the Asset Liability Management Committee at their time of purchase, including having the highest rating available by either Moody’s or S&P. None of the securities have call provisions (with the exception of the municipal securities) and all payments on the securities have been received on their original terms. For the government, government-sponsored agency and municipal securities, management was not concerned about the risk of credit losses, and there was nothing to indicate that full payment of the principal will not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold.  However, at this time management does not have the intent to sell and it is more likely than not that it will not be required to sell these securities before the recovery of their amortized cost basis.

As of June 30, 2012, the Company had $28.2 million of non-agency residential mortgage-backed securities which were not issued by the federal government or government sponsored agencies, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.  At December 31, 2011, the Company had $32.2 million of these non-agency residential mortgage-backed securities.  Three of the 14 remaining non-agency residential mortgage backed securities were still rated AAA/Aaa as of June 30, 2012 by at least one of the rating agencies S&P, Moody’s and Fitch, but the other eleven had been downgraded, including nine which had been downgraded to below investment grade by at least one of those rating agencies.

For these non-agency residential mortgage-backed securities, additional analysis is performed to determine if the impairment is temporary or other-than-temporary in which case impairment would need to be recorded for these securities. The Company performs an independent analysis of the cash flows of the individual securities based upon assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses.  Based upon the initial review, securities may be identified for further analysis by computing the net present value using an appropriate discount rate (the current accounting yield) and comparing it to the book value of the security to determine if there is any other-than-temporary impairment that must be recorded. Based on this analysis of the non-agency residential mortgage-backed securities, the Company recorded an other-than-temporary impairment of $449,000 and $959,000, respectively, relating to four securities in the three-months and six-months ended June 30, 2012, which is equal to the credit loss, establishing a new, lower amortized cost basis.  Because management did not have the intent to sell these securities and did not believe that it was more likely than not they would be required to sell these securities before the recovery of their new, lower amortized cost basis, management did not consider the remaining unrealized losses of the investment securities to be other-than-temporarily impaired at June 30, 2012.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income.  The table represents the three months and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011
Balance April 1,	$ 869	$ 194
Additions related to other-than-temporary impairment losses
not previously recognized	198	0
Additional increases to the amount of credit loss for which
other-than-temporary impairment was previously recognized	251	0
Reductions for previous credit losses realized on
securities sold during the year	0	0
Balance June 30,	$ 1,318	$ 194

	Six Months Ended June 30,
	2012	2011
Balance January 1,	$ 359	$ 1,812
Additions related to other-than-temporary impairment losses
not previously recognized	747	0
Additional increases to the amount of credit loss for which
other-than-temporary impairment was previously recognized	212	121
Reductions for previous credit losses realized on
securities sold during the year	0	(1,739)
Balance June 30,	$ 1,318	$ 194

Information on securities with at least one rating below investment grade as of June 30, 2012 is presented below.

		Other Than
		Temporary					June 30, 2012	1-Month	3-Month	6-Month
		Impairment	June 30, 2012				Lowest	Constant	Constant	Constant
		Since	Par	Amortized	Fair	Unrealized	Credit	Default	Default	Default	Credit
Description	CUSIP	Purchase	Value	Cost	Value	Gain/(Loss)	Rating	Rate	Rate	Rate	Support

CWHL 2006-18 2A7	12543WAJ7	$ 202	$ 2,437	$ 2,188	$ 2,144	$ (44)	C	4.56	6.87	7.19	0.97
CWALT 2005-46CB A1	12667G6U2	254	3,237	2,833	2,712	(121)	C	5.95	5.35	5.45	1.38
CWALT 2005-J8 1A3	12667GJ20	348	4,620	4,083	3,987	(96)	CC	12.53	6.77	7.30	4.68
CHASE 2006-S3 1A5	16162XAE7	197	823	624	664	40	D	5.74	8.45	8.33	0.00
CMSI 2007-61A5	173103AE2	0	2,100	2,098	2,106	8	B	4.05	1.30	3.54	6.60
GSR 2006-10F 1A1	36266WAC6	0	3,194	2,971	2,821	(150)	C	0.00	0.00	0.00	0.67
MALT 2004-6 7 A1	576434SK1	0	2,791	2,773	2,804	31	B	0.00	0.00	0.00	11.84
MANA 2007-F1 1A1	59023YAA2	0	1,806	1,771	1,468	(303)	D	0.00	0.00	0.00	0.00
RFMSI 2006-S5 A14	74957EAP2	317	2,507	2,149	2,055	(94)	D	6.75	5.06	4.29	0.00

		$ 1,318	$ 23,515	$ 21,490	$ 20,761	$ (729)

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

NOTE 6. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost:

	Six Months Ended June 30,
	Pension Benefits		SERP Benefits
	2012	2011	2012	2011
Interest cost	$ 64	$ 71	$ 26	$ 33
Expected return on plan assets	(69)	(78)	(38)	(40)
Recognized net actuarial loss	68	41	42	31
Net pension expense	$ 63	$ 34	$ 30	$ 24

	Three Months Ended June 30,
	Pension Benefits		SERP Benefits
	2012	2011	2012	2011
Interest cost	$ 29	$ 35	$ 10	$ 16
Expected return on plan assets	(29)	(39)	(18)	(20)
Recognized net actuarial loss	41	21	25	16
Net pension expense	$ 41	$ 17	$ 17	$ 12

The Company previously disclosed in its financial statements for the year ended December 31, 2011 that it expected to contribute $170,000 to its pension plan and $114,000 to its SERP plan in 2012.  The Company has contributed $62,000 to its pension plan and $114,000 to its SERP plan as of June 30, 2012.  The Company expects to contribute an additional $108,000 to its pension plan during the remainder of 2012.  The Company does not expect to make any additional contributions to its SERP plan during the remainder of 2012.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities:  Securities available for sale are valued primarily by a third party pricing service. The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). These models utilize the market approach with standard inputs that include, but are not limited to benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  For certain municipal securities that are not rated and observable inputs about the specific issuer are not available, fair values are estimated using observable data from other municipal securities presumed to be similar or other market data on other non-rated municipal securities (Level 3 inputs).  There were no transfers from or into Level 1, Level 2 or Level 3 during the first six months of 2012.

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

Mortgage servicing rights:  As of June 30, 2012 the fair value of the Company’s Level 3 servicing assets for residential mortgage loans was $2.2 million, some of which are not currently impaired and therefore carried at amortized cost.  These residential mortgage loans have a weighted average interest rate of 4.69%, a weighted average maturity of 19 years and are secured by homes generally within the Company’s market area, which is primarily Northern Indiana.  A valuation model is used to estimate fair value, which is based on an income approach.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.  The most significant assumption used to value mortgage servicing rights is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment rates.  The most significant unobservable assumption is the discount rate.  At June 30, 2012 the constant prepayment speed (PSA) used was 384 and the discount rate used was 9.3%.  At December 31, 2011 the constant prepayment speed (PSA) used was 387 and the discount rate used was 9.2%.

Other real estate owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property and are reviewed by the Company’s internal appraisal officer.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales.  Such adjustments are usually significant and result in a Level 3 classification.   In addition, the Company’s management may apply discount factors to the appraisals to take into account changing business factors and market conditions, as well as value impairment in cases where the appraisal date predates a likely change in market conditions.  In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Real estate mortgage loans held for sale:  Real estate mortgage loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third party investors, and results in a Level 2 classification.

The table below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2012
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

U.S. Treasury securities	$ 1,046	$ 0	$ 0	$ 1,046
U.S. Government sponsored agencies	0	5,298	0	5,298
Residential mortgage-backed securities	0	362,009	0	362,009
Non-agency residential mortgage-backed securities	0	28,207	0	28,207
State and municipal securities	0	81,239	641	81,880
Total Securities	1,046	476,753	641	478,440

Mortgage banking derivative	0	535	0	535

Total assets	$ 1,046	$ 477,288	$ 641	$ 478,975

Liabilities

Mortgage banking derivative	$ 0	$ (42)	$ 0	$ (42)

	December 31, 2011
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

U.S. Treasury securities	$ 1,055	$ 0	$ 0	$ 1,055
U.S. Government sponsored agencies	0	5,277	0	5,277
Residential mortgage-backed securities	0	350,102	0	350,102
Non-agency residential mortgage-backed securities	0	32,207	0	32,207
State and municipal securities	0	78,064	686	78,750
Total Securities	1,055	465,650	686	467,391

Mortgage banking derivative	0	406	0	406

Total assets	$ 1,055	$ 466,056	$ 686	$ 467,797

Liabilities

Mortgage banking derivative	$ 0	$ (81)	$ 0	$ (81)

There were no transfers from or into Level 1, Level 2 or Level 3 during 2012 and there were no transfers from or into Level 1 or Level 2 during the six months ended June 30, 2011.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012:

State and
Municipal
Securities
June 30, 2012

Balance or recurring Level 3 assets at January 1	$ 686
Change in fair value of securities	0
Principal payments	(45)
Balance or recurring Level 3 assets at June 30	$ 641

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

The securities measured at fair value included below are nonrated Indiana municipal revenue bonds and are not actively traded.

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at			Range
	6/30/2012	Valuation Technique	Unobservable Input	(Weighted Average)
	(in thousands)

State and municipal securities	$ 641	Price to type, par, call	Discount to benchmark index	1%

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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	June 30, 2012
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
		(in thousands)
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 1,539	$ 1,539
Non-working capital loans	0	0	5,102	5,102

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	1,486	1,486
Owner occupied loans	0	0	3,136	3,136
Nonowner occupied loans	0	0	20,646	20,646
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	0	0	266	266
Loans for agricultural production	0	0	0	0

Other commercial loans	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	514	514
Open end and junior lien loans	0	0	141	141
Residential construction loans	0	0	0	0

Other consumer loans	0	0	1	1

Total impaired loans	$ 0	$ 0	$ 32,831	$ 32,831

Mortgage servicing rights	0	0	1,838	1,838
Other real estate owned	0	0	805	805

Total assets	$ 0	$ 0	$ 35,474	$ 35,474

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2012:

				Range of Inputs
	Fair Value	Valuation Methodology	Unobservable Inputs	(Average)

Impaired Loans:
Commercial and industrial:	$ 6,641	Collateral based	Discount to reflect	0% - 83%
		measurements	current market conditions	(25%)
			and ultimate collectability

Impaired loans:
Commercial real estate:	25,268	Collateral based	Discount to reflect	0% - 88%
		measurements	current market conditions	(40%)
			and ultimate collectability

Impaired loans:
Agri-business and agricultural:	266	Collateral based	Discount to reflect	9% - 24%
		measurements	current market conditions	(16%)
			and ultimate collectability

Impaired loans:
Consumer 1-4 family mortgage	655	Collateral based	Discount to reflect	0% - 20%
		measurements	current market conditions	(8%)
			and ultimate collectability
Impaired loans:
Other consumer	1	Collateral based	Discount to reflect	83%
		measurements	current market conditions
			and ultimate collectability

Mortgage servicing rights	1,838	Discounted cash flows	Discount rate	9.1% - 9.5%
				(9.3%)

Other real estate owned	805	Appraisals	Discount to reflect	31% - 61%
			current market conditions	(46%)

	December 31, 2011
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
		(in thousands)
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 2,762	$ 2,762
Non-working capital loans	0	0	11,885	11,885

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	303	303
Owner occupied loans	0	0	3,515	3,515
Nonowner occupied loans	0	0	23,591	23,591
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	0	0	433	433
Loans for agricultural production	0	0	207	207

Other commercial loans	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	878	878
Open end and junior lien loans	0	0	406	406
Residential construction loans	0	0	0	0

Other consumer loans	0	0	0	0

Total impaired loans	$ 0	$ 0	$ 43,980	$ 43,980

Mortgage servicing rights	0	0	1,734	1,734
Other real estate owned	0	0	730	730

Total assets	$ 0	$ 0	$ 46,444	$ 46,444

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $47.6 million, with a valuation allowance of $14.7 million at June 30, 2012, resulting in a net recovery in the provision for loan losses of $1.8 million and $3.5 million, respectively, for the three months and six months ended June 30, 2012.  At June 30, 2011, impaired loans had a carrying amount of $42.5 million, with a valuation allowance of $14.8 million, resulting in an additional provision for loans losses of $2.5 million and $3.4 million, respectively, for the three months and six months ending June 30, 2011.

Mortgage servicing rights, which are carried at the lower of cost or fair value, included a portion carried at their fair value of $1.8 million, which is made up of the outstanding balance of $1.9 million, net of a valuation allowance of $86,000 at June 30, 2012, resulting in a net recovery of $22,000 for the six months ended June 30, 2012.  The Company realized a net recovery of $7,000 in the impairment of mortgage servicing rights for the six months ended June 30, 2011.

The Company also recognized a $61,000 reduction in the value of other real estate owned during the six months ended June 30, 2012.  During the six months ended June 30, 2011 the Company recognized a $20,000 reduction in the value of other real estate owned.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	June 30, 2012
	Carrying	Estimated Fair Value
	Value	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$ 194,949	$ 194,949	$ 0	$ 0	$ 194,949
Securities available for sale	478,440	1,046	476,753	641	478,440
Real estate mortgages held for sale	5,124	0	5,211	0	5,211
Loans, net	2,162,583	0	0	2,180,124	2,180,124
Federal Home Loan Bank stock	7,313	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	9,441	4	1,708	7,729	9,441
Financial Liabilities:
Certificates of deposit	(955,215)	0	(972,320)	0	(972,320)
All other deposits	(1,570,270)	(1,570,270)	0	0	(1,570,270)
Securities sold under agreements to repurchase	(98,696)	0	(98,696)	0	(98,696)
Long-term borrowings	(15,038)	0	(15,837)	0	(15,837)
Subordinated debentures	(30,928)	0	0	(31,238)	(31,238)
Standby letters of credit	(383)	0	0	(383)	(383)
Accrued interest payable	(6,834)	(351)	(6,480)	(3)	(6,834)

	December 31, 2011
	Carrying	Estimated
	Value	Fair Value

Financial Assets:
Cash and cash equivalents	$ 104,584	$ 104,584
Securities available for sale	467,391	467,391
Real estate mortgages held for sale	2,953	2,998
Loans, net	2,180,309	2,141,459
Federal Home Loan Bank stock	7,313	N/A
Federal Reserve Bank stock	3,420	N/A
Accrued interest receivable	9,604	9,604
Financial Liabilities:
Certificates of deposit	(910,381)	(925,619)
All other deposits	(1,502,315)	(1,502,315)
Securities sold under agreements to repurchase	(131,990)	(131,990)
Other short-term borrowings	(10,000)	(10,000)
Long-term borrowings	(15,040)	(16,079)
Subordinated debentures	(30,928)	(31,240)
Standby letters of credit	(247)	(247)
Accrued interest payable	(5,574)	(5,574)

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and cash equivalents - The carrying amount of cash and cash equivalents approximate fair value and are classified as Level 1.

Loans, net – Fair values of loans, excluding loans held for sale, are estimated as follows:  For variable rate loans, fair values are based on carrying values resulting in a Level 3 classification.  Fair values for other loans are estimated using discounted cash flow analyses, using current market rates applied to the estimated life resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value as described previously.  The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

All other deposits- The fair values for all other deposits other than certificates of deposit are equal to the amount payable on demand (the carrying value) resulting in a Level 1 classification.

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

Accrued interest receivable/payable – The carrying amounts of accrued interest approximate fair value resulting in a Level 1, Level 2 or Level 3 classification which is consistent with its associated asset/liability.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income for the six months ended June 30, 2012 and 2011:

		Current
	Balance	Period	Balance
	at December 31, 2011	Change	at June 30, 2012

Unrealized loss on securities available for sale
without other than temporary impairment	$ 7,688	$ 886	$ 8,574
Unrealized loss on securities available for sale
with other than temporary impairment	(523)	335	(188)

Total unrealized loss on securities available for sale	7,165	1,221	8,386

Unrealized loss on defined benefit pension plans	(2,026)	131	(1,895)

Total	$ 5,139	$ 1,352	$ 6,491

		Current
	Balance	Period	Balance
	at December 31, 2010	Change	at June 30, 2011

Unrealized loss on securities available for sale
without other than temporary impairment	$ 4,285	$ 1,446	$ 5,731
Unrealized loss on securities available for sale
with other than temporary impairment	(1,425)	1,062	(363)

Total unrealized loss on securities available for sale	2,860	2,508	5,368

Unrealized loss on defined benefit pension plans	(1,510)	(96)	(1,606)

Total	$ 1,350	$ 2,412	$ 3,762

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

Part 1
LAKELAND FINANCIAL CORPORATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
and
RESULTS OF OPERATIONS

June 30, 2012

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 45 offices in 13 counties in Northern and Central Indiana. The Company earned $17.4 million for the first six months of 2012, versus $14.0 million in the same period of 2011, an increase of 25.0%.  Net income was positively impacted by a $7.2 million decrease in the provision for loan losses and an increase in noninterest income of $918,000.  Offsetting these positive impacts were a decrease in net interest income of $1.8 million and an increase of $788,000 in noninterest expense.  Basic earnings per common share for the first six months of 2012 were $1.07 per share, versus $0.86 per share for the first six months of 2011, an increase of 24.4%.  Diluted earnings per common share reflect the potential dilutive impact of stock options, stock awards and warrants.  Diluted earnings per common share for the first six months of 2012 were $1.06 per share, versus $0.86 for the first six months of 2011, an increase of 23.3%.

Net income for the second quarter of 2012 was $8.8 million, an increase of 10.4% versus $8.0 million for the comparable period of 2011.  The increase was driven by a $2.4 million decrease in the provision for loan losses.  Offsetting this positive impact was a decrease in net interest income of $797,000, an increase of $276,000 in noninterest expense, as well as a decrease of $106,000 in noninterest income.  Basic earnings per common share for the second quarter of 2012 were $0.54 per share, versus $0.49 per share for the second quarter of 2011.  Diluted earnings per common share for the second quarter of 2012 were $0.54 per share, versus $0.49 per share for the second quarter of 2011, an increase of 10.2%.

RESULTS OF OPERATIONS

Net Interest Income

For the six-month period ended June 30, 2012, net interest income totaled $44.6 million, a decrease of 4.0%, or $1.8 million, versus the first six months of 2011.  This decrease was primarily due to a 29 basis point decrease in the Company’s net interest margin to 3.37% for the six month period ended June 30, 2012, versus 3.66% comparable period of 2011.  During the six-month period ended June 30, 2012, average earning assets increased by $112.6 million, or 4.3%, to $2.717 billion.  For the second quarter of 2012, net interest income totaled $22.1 million, a decrease of 3.5%, or $797,000, versus the second quarter of 2011.  This decrease was primarily due to a 22 basis point decrease in the Company’s net interest margin to 3.32% for the second quarter of 2012, versus 3.54% for the second quarter of 2011.  Average earning assets increased $84.3 million, or 3.2%, to $2.730 billion in the second quarter of 2012, versus the second quarter of 2011.

Given the Company’s mix of interest earning assets and interest bearing liabilities at June 30, 2012, the Company would generally be considered to have a relatively neutral balance sheet structure.  The Company’s balance sheet structure would normally be expected to produce a stable or declining net interest margin in a declining rate environment.  As the Company’s balance sheet has become more neutral in structure, management believes rate movements and other factors such as deposit mix, market deposit rate pricing and non-bank deposit products could have an impact on net interest margin.  As a result of the prolonged and unprecedented low interest rate environment, and given recent indications by the Federal Reserve Bank regarding its intentions to maintain current target rate levels, the Company expects to experience continued pressure on its net interest margin.  Also contributing to this net interest margin compression is a recent trend of aggressive loan pricing by the Company’s competitors in its markets on both variable and fixed rate commercial loans.  As a result of this competitive pricing influence, the Company believes that its yields on the commercial loan portfolio will continue to experience downward pressure.  Over time, the Company’s mix of deposits has shifted to more reliance on transaction accounts such as Rewards Checking, as well as Rewards Savings and corporate and public fund money market and repurchase agreements, which generally carry a higher interest rate cost than other types of interest bearing deposits.  The Company believes that this deposit strategy provides for an appropriate funding strategy.

During the first six months of 2012, total interest and dividend income decreased by $2.3 million, or 3.7%, to $59.0 million, versus $61.3 million during the first six months of 2011.  This decrease was primarily the result of a 38 basis point decrease in the tax equivalent yield on average earning assets to 4.4%, versus 4.8% for the same period of 2011.  Average earning assets increased by $112.6 million, or 4.3%, during the first six months of 2012 versus the same period of 2011.  During the second quarter of 2012, total interest and dividend income decreased by $1.3 million, or 4.3%, to $29.2 million, versus $30.5 million during the second quarter of 2011.  This decrease was primarily the result of a 32 basis point decrease in the tax equivalent yield on average earning assets to 4.4% in the second quarter of 2012, versus 4.7% for the same period of 2011.  Average earning assets increased by $84.3 million, or 3.2%, in the second quarter of 2012 versus the same period of 2011.

During the first six months of 2012, loan interest income decreased by $198,000, or 0.4%, to $52.2 million, versus $52.4 million during the first six months of 2011.  The decrease was driven by a 26 basis point decrease in the tax equivalent yield on loans, to 4.7%, versus 5.0% in the first six months of 2011.  During the second quarter of 2012, loan interest income decreased by $515,000, or 2.0%, to $25.9 million, versus $26.4 million during the second quarter of 2011.  The decrease was driven by a 27 basis point decrease in the tax equivalent yield on loans, to 4.7%, versus 5.0% in the second quarter of 2011.

The average daily securities balances for the first six months of 2012 increased $40.7 million, or 9.4%, to $474.6 million, versus $433.8 million for the same period of 2011. During the same periods, income from securities decreased by $2.0 million, or 22.8%, to $6.8 million versus $8.8 million during the first six months of 2011.  The decrease was primarily the result of a 124 basis point decrease in the tax equivalent yield on securities, to 3.2%, versus 4.4% in the first six months of 2011.  The average daily securities balances for the second quarter of 2012 increased $49.9 million, or 11.6%, to $479.1 million, versus $429.3 million for the same period of 2011.  During the same periods, income from securities decreased by $722,000, or 17.8%, to $3.3 million versus $4.0 million during the second quarter of 2011.  The decrease was primarily the result of a 102 basis point decrease in the tax equivalent yield on securities, to 3.1%, versus 4.1% in the second quarter of 2011.  The prolonged low interest rate environment has driven accelerated prepayments in the Company’s portfolio of mortgage backed securities.  Those prepayments must then be reinvested in securities at current, lower market yields, resulting in less income from securities despite the higher average securities balances.  The Company believes that its strategy of investing in high quality securities, while producing a lower overall yield, is the appropriate and prudent strategy.

Total interest expense decreased $440,000, or 3.0%, to $14.4 million for the six-month period ended June 30, 2012, from $14.8 million for the comparable period in 2011.  The decrease was primarily the result of a 12 basis point decrease in the Company’s daily cost of funds to 1.1%, versus 1.2% for the same period of 2011.  Total interest expense decreased $502,000, or 6.6%, to $7.1 million for the second quarter of 2012, versus $7.6 million for the second quarter of 2011.  The decrease was primarily the result of a 16 basis point decrease in the Company’s cost of funds to 1.1%, from 1.2% for the same period of 2011.

On an average daily basis, total deposits (including demand deposits) increased $210.1 million, or 9.2%, to $2.491 billion for the six-month period ended June 30, 2012, versus $2.281 billion during the same period in 2011.  The average daily balances for the second quarter of 2012 increased $217.8 million, or 9.3%, to $2.554 billion from $2.336 billion during the second quarter of 2011.  On an average daily basis, noninterest bearing demand deposits were $340.0 million for the six-month period ended June 30, 2012, versus $294.2 million for the same period in 2011.  The average daily noninterest bearing demand deposit balances for the second quarter of 2012 were $345.7 million, versus $294.2 million for the second quarter of 2011.  On an average daily basis, interest bearing transaction accounts increased $155.7 million, or 18.5%, to $997.2 million for the six-month period ended June 30, 2012, versus the same period in 2011.  Average daily interest bearing transaction accounts increased $152.4 million, or 17.1%, to $1.042 billion for the second quarter of 2012, versus $890.0 million for the second quarter of 2011.  When comparing the six months ended June 30, 2012 with the same period of 2011, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposit and non-Rewards Checking transaction accounts, decreased $16.9 million.  The average rate paid on time deposit accounts increased one basis point to 1.7% for the six-month period ended June 30, 2012, versus the same period in 2011.  During the second quarter of 2012, the average daily balance of time deposits decreased $12.8 million, and the rate paid decreased two basis points to 1.6%, versus the second quarter of 2011.  Despite the low interest rate environment, the Company has been able to attract and retain retail deposit customers through offering innovative deposit products such as Rewards Checking and Savings.  These products pay somewhat higher interest rates, but also encourage certain customer behaviors such as using debit cards and electronic statements, which have the effect of generating additional related fee income and reducing the Company’s processing costs.

The Company’s funding strategy is generally focused on leveraging its retail branch network to grow traditional retail deposits and on its presence with commercial customers and public fund entities in its Indiana markets to generate deposits.  In addition, the Company has utilized the Certificate of Deposit Account Registry Service (CDARS) program and out-of-market brokered certificates of deposit.  Due to the Company’s historical loan growth, the Company sought these deposits and has expanded its funding strategy over time to include these types of non-core deposit programs, although its reliance on these types of deposits has reduced significantly over the past several quarters.  The Company believes that these deposit programs represent an appropriate tool in the overall liquidity and funding strategy, but will continue to focus on funding loan and investment growth with in-market deposits whenever possible.  On an average daily basis, total brokered certificates of deposit decreased $113.6 million to $48.6 million for the six-month period ended June 30, 2012, versus $162.2 million for the same period in 2011.  During the second quarter of 2012, average daily brokered certificates of deposit were $42.7 million, versus $148.8 million during the second quarter of 2011.  On an average daily basis, total public fund certificates of deposit decreased $9.1 million to $92.6 million for the six-month period ended June 30, 2012, versus $101.7 million for the same period in 2011.  During the second quarter of 2012, average daily public fund certificates of deposit were $102.0 million, versus $108.7 million during the second quarter of 2011.  In addition, the Company had average public fund interest bearing transaction accounts of $191.1 million and $189.5 million, respectively, in the six months and three months ended June 30, 2012, versus $103.9 million and $106.0 million for the comparable periods of 2011.  Availability of public fund deposits can be cyclical, primarily due to the timing differences between when real estate property taxes are collected versus when those tax revenues are spent, as well as the intense competition for these funds.

Average daily balances of borrowings were $165.1 million during the six months ended June 30, 2012, versus $193.0 million during the same period of 2011, and the rate paid on borrowings increased 11 basis points to 1.2%.  During the second quarter of 2012 the average daily balances of borrowings decreased $24.7 million to $157.7 million, versus $182.4 million for the same period of 2011, and the rate paid on borrowings increased 11 basis points to 1.3%.  On an average daily basis, total deposits (including demand deposits) and purchased funds increased 7.4% and 7.7%, respectively, during the six-month and three-month periods ended June 30, 2012 versus the same periods in 2011.

The Board of Directors and management recognize the importance of liquidity during times of normal operations and in times of stress.  In 2010, the Company formalized and expanded upon its extensive Contingency Funding Plan (“CFP”).  The formal CFP was developed to help ensure that the multiple liquidity sources available to the Company are detailed. The CFP identifies the potential funding sources, which include the Federal Home Loan Bank of Indianapolis, The Federal Reserve Bank, brokered certificates of deposit, certificates of deposit available from the CDARS program, repurchase agreements, and Fed Funds. The CFP also addresses the role of the securities portfolio in liquidity.

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

The following tables set forth consolidated information regarding average balances and rates:

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Six Months Ended June 30,
		2012			2011
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 2,208,374	$ 51,986	4.73%	$ 2,106,601	$ 52,165	4.99%
Tax exempt (1)	9,749	334	6.89	10,809	360	6.71
Investments: (1)
Available for sale	474,555	7,492	3.17	433,848	9,488	4.41
Short-term investments	22,030	10	0.09	19,830	15	0.15
Interest bearing deposits	2,082	17	1.64	33,106	81	0.49

Total earning assets	2,716,790	59,839	4.43%	2,604,194	62,109	4.81%

Nonearning assets:
Cash and due from banks	160,696	0		59,019	0
Premises and equipment	34,941	0		30,523	0
Other nonearning assets	95,653	0		95,639	0
Less allowance for loan losses	(53,596)	0		(48,090)	0

Total assets	$ 2,954,484	$ 59,839		$ 2,741,285	$ 62,109

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2012 and 2011. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the six months ended June 30, 2012 and 2011, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Six Months Ended June 30,
		2012			2011
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 190,768	$ 369	0.39%	$ 165,448	$ 447	0.54%
Interest bearing checking accounts	997,239	4,966	1.00	841,512	5,224	1.25
Time deposits:
In denominations under $100,000	399,492	3,700	1.86	342,711	3,352	1.97
In denominations over $100,000	563,321	4,328	1.55	636,971	4,755	1.51
Miscellaneous short-term borrowings	119,166	217	0.37	147,005	318	0.44
Long-term borrowings
and subordinated debentures	45,966	799	3.50	45,968	723	3.17

Total interest bearing liabilities	2,315,952	14,379	1.25%	2,179,615	14,819	1.37%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	340,041	0		294,164	0
Other liabilities	17,578	0		14,556	0
Stockholders' equity	280,913	0		252,950	0
Total liabilities and stockholders'
equity	$ 2,954,484	$ 14,379		$ 2,741,285	$ 14,819

Net interest differential - yield on
average daily earning assets		$ 45,460	3.37%		$ 47,290	3.66%

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Three Months Ended June 30,
		2012			2011
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 2,210,973	$ 25,795	4.69%	$ 2,126,494	$ 26,300	4.96%
Tax exempt (1)	9,668	166	6.89	10,849	180	6.66
Investments: (1)
Available for sale	479,131	3,675	3.08	429,276	4,388	4.10
Short-term investments	27,996	7	0.10	16,467	5	0.12
Interest bearing deposits	2,588	9	1.40	62,973	73	0.46

Total earning assets	2,730,356	29,652	4.37%	2,646,059	30,946	4.69%

Nonearning assets:
Cash and due from banks	208,016	0		66,036	0
Premises and equipment	35,014	0		30,623	0
Other nonearning assets	95,329	0		95,571	0
Less allowance for loan losses	(53,074)	0		(49,526)	0

Total assets	$ 3,015,641	$ 29,652		$ 2,788,763	$ 30,946

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2012 and 2011. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended June 30, 2012 and 2011, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Three Months Ended June 30,
		2012			2011
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 193,646	$ 158	0.33%	$ 167,076	$ 223	0.54%
Interest bearing checking accounts	1,042,486	2,483	0.96	890,042	2,790	1.26
Time deposits:
In denominations under $100,000	401,574	1,830	1.83	345,998	1,695	1.96
In denominations over $100,000	570,586	2,131	1.50	638,947	2,385	1.50
Miscellaneous short-term borrowings	111,703	104	0.37	136,419	147	0.43
Long-term borrowings
and subordinated debentures	45,967	395	3.46	45,967	363	3.17

Total interest bearing liabilities	2,365,962	7,101	1.21%	2,224,449	7,603	1.37%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	345,721	0		294,172	0
Other liabilities	19,320	0		14,299	0
Stockholders' equity	284,638	0		255,843	0
Total liabilities and stockholders'
equity	$ 3,015,641	$ 7,101		$ 2,788,763	$ 7,603

Net interest differential - yield on
average daily earning assets		$ 22,551	3.32%		$ 23,343	3.54%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, provisions for loan losses of $1.3 million and $500,000 were recorded during the six-month and three-month periods ended June 30, 2012, versus provisions of $8.5 million and $2.9 million recorded during the same periods of 2011.  Factors impacting the provision included the amount and status of classified and watch list credits, the level of charge-offs, management’s overall view on current credit quality and the regional and national economic conditions impacting credit quality, the amount and status of impaired loans, the amount and status of past due accruing loans (90 days or more), and overall loan growth as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

Noninterest income categories for the six-month and three-month periods ended June 30, 2012 and 2011 are shown in the following table:

	Six Months Ended
	June 30,
			Percent
	2012	2011	Change

Wealth advisory fees	$ 1,811	$ 1,747	3.7%
Investment brokerage fees	1,740	1,352	28.7
Service charges on deposit accounts	3,892	3,902	(0.3)
Loan, insurance and service fees	2,641	2,336	13.1
Merchant card fee income	605	522	15.9
Other income	945	1,018	(7.2)
Mortgage banking income	984	154	539.0
Net securities gains (losses)	3	(166)	(101.8)
Impairment on available-for-sale securities (includes total losses of $985 and $121,
net of $26 and $0 recognized in other comprehensive income, pre-tax)	(959)	(121)	692.6
Total noninterest income	$ 11,662	$ 10,744	8.5%

	Three Months Ended
	June 30,
			Percent
	2012	2011	Change

Wealth advisory fees	$ 897	$ 929	(3.4)%
Investment brokerage fees	940	621	51.4
Service charges on deposit accounts	2,011	1,939	3.7
Loan, insurance and service fees	1,452	1,260	15.2
Merchant card fee income	289	288	0.3
Other income	280	646	(56.7)
Mortgage banking income	392	203	93.1
Net securities gains (losses)	0	32	N/A
Impairment on available-for-sale securities (includes total losses of $475 and $0,
net of $26 and $0 recognized in other comprehensive income, pre-tax)	(449)	0	N/A
Total noninterest income	$ 5,812	$ 5,918	(1.8)%

Noninterest income increased $918,000 and decreased $106,000 respectively, for the six-month and three-month periods ended June 30, 2012 versus the same periods in 2011.  Mortgage banking income increased by $830,000 and $189,000, respectively, driven by a larger pipeline of refinance mortgage loans due to the continued low interest rate environment.  Investment brokerage fees increased by $388,000 and $319,000, respectively, driven by greater trading volume.  In addition, loan, insurance and service fees increased $305,000 and $192,000, respectively, driven by greater debit and credit card usage and ancillary fees.  Noninterest income was negatively impacted by increases of $838,000 and $449,000, respectively, in other than temporary impairment on several non-agency residential mortgage backed securities in the Company’s investment portfolio.

Noninterest Expense

Noninterest expense categories for the six-month and three-month periods ended June 30, 2012 and 2011 are shown in the following table:

	Six Months Ended
	June 30,
			Percent
	2012	2011	Change

Salaries and employee benefits	$ 17,438	$ 16,191	7.7%
Occupancy expense	1,716	1,627	5.5
Equipment costs	1,213	1,064	14.0
Data processing fees and supplies	1,901	2,091	(9.1)
Other expense	6,661	7,168	(7.1)
Total noninterest expense	$ 28,929	$ 28,141	2.8%

	Three Months Ended
	June 30,
			Percent
	2012	2011	Change

Salaries and employee benefits	$ 8,363	$ 8,018	4.3%
Occupancy expense	831	752	10.5
Equipment costs	596	510	16.9
Data processing fees and supplies	1,060	979	8.3
Other expense	3,399	3,714	(8.5)
Total noninterest expense	$ 14,249	$ 13,973	2.0%

The Company's noninterest expense increased $788,000 and $276,000, respectively, in the six-month and three-month periods ended June 30, 2012 versus the same periods of 2011.  Salaries and employee benefits increased by $1.2 million and $345,000, respectively, in the six-month and three-month periods ended June 30, 2012 versus the same period of 2011.  These increases were driven by staff additions, normal merit increases and employee health insurance increases.  In addition, the Company’s performance based compensation expense increased due to performance versus corporate objectives and increased recognition levels.  In addition, other expense decreased primarily due to lower FDIC deposit insurance premiums.

Income Tax Expense

Income tax expense increased $2.0 million, or 30.3%, for the first six months of 2012, compared to the same period in 2011.  The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, increased to 33.1% during the first six months of 2012 compared to 32.2% during the same period of 2011.  The combined tax expense decreased to 33.2% in the second quarter of 2012, versus 33.4% during the same period of 2011.  The changes were driven by fluctuations in the percentage of revenue being derived from tax-advantaged sources in the six-month and three-month periods of 2012, compared to the same periods in 2011.

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

FINANCIAL CONDITION

Total assets of the Company were $2.974 billion as of June 30, 2012, an increase of $84.8 million, or 2.9%, when compared to $2.890 billion as of December 31, 2011.

Total cash and cash equivalents increased by $90.4 million, or 86.4%, to $194.9 million at June 30, 2012 from $104.6 million at December 31, 2011.  The increase resulted from an increase in total deposits, primarily transaction accounts.  In addition, the Company experienced seasonal reductions in agri-business loans as well as an anticipated reduction in the portfolio of commercial real estate loans.

Total securities available-for-sale increased by $11.0 million, or 2.4%, to $478.4 million at June 30, 2012 from $467.4 million at December 31, 2011. The increase was a result of a number of transactions in the securities portfolio.  Securities purchases totaled $61.2 million.  Offsetting this increase were securities paydowns totaling $46.2 million, maturities and calls of securities totaling $1.8 million, securities amortization net of accretion was $3.1 million and other-than-temporary impairment of $959,000 was recognized on four non-agency residential mortgage-backed securities.  In addition, the net unrealized gain of the securities portfolio increased by $2.0 million.  The increase in fair market value was primarily driven by higher market values for agency residential mortgage-backed securities as well as non-agency residential mortgage-backed securities, due to the lower interest rate environment.  The investment portfolio is generally managed to limit the Company’s exposure to risk by containing mostly mortgage-backed securities, other securities which are either directly or indirectly backed by the federal government or a local municipal government and collateralized mortgage obligations rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.  As of June 30, 2012, the Company had $28.2 million of non-agency residential mortgage-backed securities which were not backed by the federal government, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.

Three of the 14 remaining non-agency residential mortgage backed securities were still rated AAA/Aaa as of June 30, 2012 by at least one of the rating agencies S&P, Moody’s and Fitch, but the other eleven had been downgraded including nine which had been downgraded to below investment grade by at least one of those rating agencies.  On a monthly basis, the Company performs an analysis of the cash flows of these securities based on assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses.  Based upon the initial analysis, securities may be identified for further analysis computing the net present value and comparing it to the book value to determine if there is any other-than-temporary impairment to be recorded.  Based on the analyses as of June 30, 2012, the Company realized an additional $449,000 in other-than-temporary impairment on three of the 14 non-agency residential mortgage backed securities.

Real estate mortgage loans held-for-sale increased by $2.2 million, or 73.5%, to $5.1 million at June 30, 2012 from $3.0 million at December 31, 2011. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the six months ended June 30, 2012, $64.8 million in real estate mortgages were originated for sale and $62.2 million in mortgages were sold.

Total loans, excluding real estate mortgage loans held for sale, decreased by $19.3 million to $2.214 billion at June 30, 2012 from $2.234 billion at December 31, 2011.  During the six months ended June 30, 2012, the Company experienced seasonal reductions in agri-business loans as favorable commodity prices and overall performance resulted in strong results for these borrowers.  In addition, the portfolio of commercial real estate was reduced through the anticipated and successful placement of interim project financings with long-term, non-bank institutional lenders.  Management expects loan growth to be moderate as the economic recovery moves along.  The portfolio breakdowns at both June 30, 2012 and December 31, 2011 reflected 85% commercial and industrial, including commercial real estate and agri-business, 13% residential real estate and home equity and 2% consumer loans.

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

Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors:  application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management’s close attention.  The Company’s policy is to establish a specific allowance for loan losses for any assets where management has identified conditions or circumstances that indicate an asset is impaired.  If an asset or portion thereof is classified as loss, the Company’s policy is to either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At June 30, 2012, on the basis of management’s review of the loan portfolio, the Company had loans totaling $151.0 million on the classified loan list versus $164.6 million on December 31, 2011, a decrease of 8.3%.  As of June 30, 2012, the Company had $38.9 million of assets classified special mention, $112.2 million classified as substandard, $0 classified as doubtful and $0 classified as loss as compared to $35.4 million, $131.3 million, $0 and $0 at December 31, 2011.  In addition, the Company has allocated $16.2 million and $15.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

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

Net charge-offs totaled $1.4 million in the second quarter of 2012, versus $136,000 during the second quarter of 2011 and $1.4 million during the first quarter of 2012.

The allowance for loan losses decreased 3.0%, or $1.6 million, from $53.4 million at December 31, 2011 to $51.8 million at June 30, 2012.  Pooled loan allocations increased from $35.1 million at December 31, 2011 to $35.6 million at June 30, 2012, which was primarily a result of management’s overall view on current credit quality.  Impaired loan allocations decreased $2.1 million from $18.3 million at December 31, 2011 to $16.2 million at June 30, 2012.  This decrease in impaired allocations was primarily due to decreases in the allocations of existing impaired loans as well as reductions to the impaired loans category.  The unallocated component of the allowance for loan losses increased slightly from $3.4 million at December 31, 2011 to $3.5 million at June 30, 2012, based on management’s assessment of economic and other qualitative factors impacting the loan portfolio, including the ongoing general economic challenges in the Company’s market areas and the impact of the drought in Indiana on the company’s agribusiness clients.  While management has begun to see some positive trends, including general stabilization and a decline in watchlist credits and a decline in non-performing loans, management anticipates a continued slow recovery and therefore recognized a slight increase in the unallocated component of the allowance for loan losses.  Management believed the allowance for loan losses at June 30, 2012 was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not continue to improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Total impaired loans decreased by $4.3 million, or 6.7%, to $59.3 million at June 30, 2012 from $63.5 million at December 31, 2011.  A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in the aggregate for smaller-balance loans of similar nature such as residential mortgage, and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  The decrease in the impaired loans category was primarily due to charge-offs of $3.0 million taken on four commercial credits.  In addition, one commercial credit of $989,000 paid off.  The following table summarizes nonperforming assets at June 30, 2012 and December 31, 2011.

	June 30,	December 31,
	2012	2011
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans including nonaccrual troubled debt restructured loans	$ 34,514	$ 39,425
Loans past due over 90 days and still accruing	106	52
Total nonperforming loans	$ 34,620	$ 39,477
Other real estate owned	1,737	2,075
Repossessions	13	33
Total nonperforming assets	$ 36,370	$ 41,585

Impaired loans including troubled debt restructurings	$ 59,256	$ 63,518

Nonperforming loans to total loans	1.56%	1.77%
Nonperforming assets to total assets	1.22%	1.44%

Nonperforming troubled debt restructured loans (included in nonaccrual loans)	$ 32,129	$ 34,272
Performing troubled debt restructured loans	22,767	22,177
Total troubled debt restructured loans	$ 54,896	$ 56,449

Total nonperforming assets decreased by $5.2 million, or 12.5%, to $36.4 million during the six-month period ended June 30, 2012.  The decrease was primarily due to the aforementioned charge-offs and pay-off.  Four commercial relationships represented 78.2% of total nonperforming loans.  A $13.5 million commercial relationship consisting of four loans represents the largest exposure in the nonperforming category.  The borrower is engaged in real estate development.   Borrower collateral, including real estate and the personal guarantees of its principals, support the credit.  The Company took a $1.7 million charge-off related to this credit in the fourth quarter of 2009, and no charge-offs were taken in 2010 or 2011.  The Company took a $601,000 charge-off related to this credit in the first quarter of 2012.

A commercial relationship consisting of three loans totaling $7.1 million represented the second largest exposure in the nonperforming category.  The borrower is engaged in commercial real estate development.  Borrower collateral, including real estate and the personal guarantees of its principals, support the credit.  The Company has not taken any charge-offs related to this credit.

A $4.0 million credit to a manufacturer tied to the housing industry represented the third largest exposure in the nonperforming category.  The credit is accounted for as a troubled debt restructuring.  Borrower collateral including real estate, receivables, inventory and equipment support the credit, however, there are no guarantors.  The Company took a $906,000 charge-off related to this credit in 2008, and a $1.7 million charge-off related to this credit in the second quarter of 2012.

A commercial relationship consisting of two loans totaling $2.4 million represented the fourth largest exposure in the nonperforming category.  The borrower is engaged in sales tied to the recreational vehicle industry as well as residential real estate development.  Borrower collateral, including real estate and the personal guarantees of its principals, support the credit.  The Company took $1.3 million in charge-offs related to this relationship during 2008, and no charge-offs have been taken since.

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

Total deposits increased by $112.8 million, or 4.7%, to $2.525 billion at June 30, 2012 from $2.413 billion at December 31, 2011. The increase resulted from increases of $69.1 million in interest bearing transaction accounts, $44.1 million in public fund certificates of deposit of $100,000 or more, $20.2 million in demand deposits, $19.0 million in certificates of deposit of $100,000 and over, $16.7 million in savings accounts and $7.0 million in other certificates of deposit.  Offsetting these increases were decreases of $38.1 million in money market accounts, $22.0 million in brokered deposits and $3.3 million in CDARS certificates of deposit.

Total short-term borrowings decreased by $43.3 million, or 30.5%, to $98.7 million at June 30, 2012 from $142.0 million at December 31, 2011.  The decrease resulted primarily from decreases of $33.3 million in securities sold under agreements to repurchase.  In addition, federal funds purchased decreased by $10.0 million.

Total equity increased by $14.4 million, or 5.3%, to $287.7 million at June 30, 2012 from $273.3 million at December 31, 2011.  The increase in total equity resulted from net income of $17.4 million, plus the increase in the accumulated other comprehensive income of $1.4 million, less dividends of $5.3 million, plus $689,000 in stock compensation expense, plus $185,000 for stock issued through options exercised (including tax benefit).

The FDIC’s risk-based capital regulations require that all insured banking organizations maintain an 8.0% total risk-based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk-based capital ratio and a 10.0% total risk-based capital ratio. All of the Bank’s ratios continue to be above these “well capitalized” levels. The Federal Reserve also has established minimum regulatory capital requirements for bank holding companies.  As of June 30, 2012, the Company had regulatory capital in excess of these minimum requirements with a Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 10.2%, 12.9% and 14.1%, respectively.

The federal bank regulatory agencies recently issued joint proposed rules that would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets.  The proposed changes, if implemented, would be phased in from 2013 through 2019.   Management is currently assessing the effect of the proposed rules on the Company and the Bank's capital position.  Community bank associations are currently discussing their concerns with the regulatory agencies regarding the additional regulatory burdens the proposals would place on community banks.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1a. of Part I of our Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries.  These additional factors include, but are not limited to, the following:

•
Legislative or regulatory changes or actions, including the “Dodd-Frank Wall Street Reform and Consumer Protection Act” and the regulations required to be promulgated thereunder, as well as rules recently proposed by the federal banking regulatory agencies concerning certain increased capital requirements, which may adversely affect the business of the Company and its subsidiaries.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2012. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. As of June 30, 2012, the Company’s potential pretax exposure was within the Company’s policy limit, and not significantly different from December 31, 2011.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2012, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

June 30, 2012

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 30, 2012 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

April 1-30	0	$ 0	0	$ 0
May 1-31	521	25.46	0	0
June 1-30	0	0	0	0

Total	521	$ 25.46	0	$ 0

(a)	The shares purchased during the periods were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares were purchased in the ordinary course of business and consistent with past practice.

Item 3. Defaults Upon Senior Securities

            None

Item 4. Mine Safety Disclosures

 None

Item 5. Other Information

            None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q as permitted by Rule 405 (a)(2)(ii) of regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and June 30, 2011; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and June 30, 2011; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011; and (v) Notes to Unaudited Consolidated Financial Statements.

*As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

June 30, 2012

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: August 8, 2012	/s/ Michael L. Kubacki
Michael L. Kubacki – Chief Executive Officer

Date: August 8, 2012	/s/ David M. Findlay
David M. Findlay –President
and Chief Financial Officer

Date: August 8, 2012	/s/ Teresa A. Bartman
Teresa A. Bartman – Senior Vice President-
Finance and Controller