Form 10-Q/A
period 2012-06-30
LAKELAND FINANCIAL CORP
filed 2012-09-06
CIK 721994

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

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Lakeland Financial Corp. for the quarterly period ended June 30, 2012 (the "Form 10-Q"), as filed with the Securities and Exchange Commission on August 8, 2012, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

Item 6. Exhibits

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and June 30, 2011; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and June 30, 2011; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011; and (v) Notes to Unaudited Consolidated Financial Statements.**

* Previously filed.

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

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: September 6, 2012	/s/ Michael L. Kubacki
Michael L. Kubacki – Chief Executive Officer

Date: September 6, 2012	/s/ David M. Findlay
David M. Findlay –President
and Chief Financial Officer

Date: September 6, 2012	/s/ Teresa A. Bartman
Teresa A. Bartman – Senior Vice President-
Finance and Controller