Form 10-Q
period 2012-09-30
LAKELAND FINANCIAL CORP
filed 2012-11-07
CIK 721994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer☐ (do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding at October 31, 2012: 16,346,247

LAKELAND FINANCIAL CORPORATION

Form 10-Q Quarterly Report

Table of Contents

PART I.

PART II.

PART 1

LAKELAND FINANCIAL CORPORATION

ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2012 and December 31, 2011

(in thousands except for share data)

(Page 1 of 2)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$134,785	$56,909
Short-term investments	46,617	47,675
Total cash and cash equivalents	181,402	104,584

Securities available for sale (carried at fair value)	481,256	467,391
Real estate mortgage loans held for sale	6,707	2,953

Loans, net of allowance for loan losses of $51,912 and $53,400	2,151,476	2,180,309

Land, premises and equipment, net	34,969	34,736
Bank owned life insurance	40,848	39,959
Accrued income receivable	9,735	9,612
Goodwill	4,970	4,970
Other intangible assets	60	99
Other assets	40,785	45,075
Total assets	$2,952,208	$2,889,688

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

As of September 30, 2012 and December 31, 2011

(in thousands except for share data)

(Page 2 of 2)

	September 30,	December 31,
	2012	2011
	(Unaudited)
LIABILITIES AND EQUITY

LIABILITIES
Noninterest bearing deposits	$357,531	$356,682
Interest bearing deposits	2,118,566	2,056,014
Total deposits	2,476,097	2,412,696

Short-term borrowings
Federal funds purchased	0	10,000
Securities sold under agreements to repurchase	118,552	131,990
Total short-term borrowings	118,552	141,990

Accrued expenses payable	15,414	13,550
Other liabilities	1,189	2,195
Long-term borrowings	15,038	15,040
Subordinated debentures	30,928	30,928
Total liabilities	2,657,218	2,616,399

EQUITY
Common stock: 90,000,000 shares authorized, no par value
16,346,247 shares issued and 16,260,259 outstanding as of September 30, 2012
16,217,019 shares issued and 16,145,772 outstanding as of December 31, 2011	89,255	87,380
Retained earnings	200,615	181,903
Accumulated other comprehensive income	6,644	5,139
Treasury stock, at cost (2012 - 85,988 shares, 2011 - 71,247 shares)	(1,613)	(1,222)
Total stockholders' equity	294,901	273,200

Noncontrolling interest	89	89
Total equity	294,990	273,289
Total liabilities and equity	$2,952,208	$2,889,688

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months and Nine Months Ended September 30, 2012 and 2011

(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
NET INTEREST INCOME
Interest and fees on loans
Taxable	$25,803	$26,390	$77,789	$78,555
Tax exempt	109	114	333	357
Interest and dividends on securities
Taxable	2,034	3,217	7,425	10,635
Tax exempt	698	692	2,094	2,068
Interest on short-term investments	16	18	43	114
Total interest income	28,660	30,431	87,684	91,729

Interest on deposits	5,989	7,090	19,352	20,868
Interest on borrowings
Short-term	112	159	329	477
Long-term	399	361	1,198	1,084
Total interest expense	6,500	7,610	20,879	22,429

NET INTEREST INCOME	22,160	22,821	66,805	69,300

Provision for loan losses	0	2,400	1,299	10,900

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,160	20,421	65,506	58,400

NONINTEREST INCOME
Wealth advisory fees	959	866	2,770	2,613
Investment brokerage fees	695	741	2,435	2,093
Service charges on deposit accounts	2,045	2,036	5,937	5,938
Loan, insurance and service fees	1,421	1,259	4,062	3,595
Merchant card fee income	297	253	902	775
Other income	669	362	1,614	1,380
Mortgage banking income	590	440	1,574	594
Net securities losses	(380)	(1)	(377)	(167)
Other than temporary impairment loss on available-for-sale securities:
Total impairment losses recognized on securities	(67)	(33)	(1,052)	(154)
Loss recognized in other comprehensive income	0	0	26	0
Net impairment loss recognized in earnings	(67)	(33)	(1,026)	(154)
Total noninterest income	6,229	5,923	17,891	16,667

(continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months and Nine Months Ended September 30, 2012 and 2011

(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
NONINTEREST EXPENSE
Salaries and employee benefits	8,569	8,611	26,007	24,802
Net occupancy expense	803	746	2,519	2,373
Equipment costs	641	536	1,854	1,600
Data processing fees and supplies	1,143	729	3,044	2,820
Other expense	3,146	2,857	9,807	10,025
Total noninterest expense	14,302	13,479	43,231	41,620

INCOME BEFORE INCOME TAX EXPENSE	14,087	12,865	40,166	33,447

Income tax expense	4,740	4,418	13,374	11,046

NET INCOME	$9,347	$8,447	$26,792	$22,401

BASIC WEIGHTED AVERAGE COMMON SHARES	16,340,425	16,208,889	16,312,896	16,201,900

BASIC EARNINGS PER COMMON SHARE	$0.57	$0.52	$1.64	$1.38

DILUTED WEIGHTED AVERAGE COMMON SHARES	16,490,390	16,324,058	16,470,485	16,309,814

DILUTED EARNINGS PER COMMON SHARE	$0.57	$0.52	$1.63	$1.37

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months and Nine Months Ended September 30, 2012 and 2011

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$9,347	$8,447	$26,792	$22,401
Other comprehensive income
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale arising during the period	(251)	4,857	818	8,651
Reclassification adjustment for losses included in net income	380	1	377	167
Reclassification adjustment for other than temporary impairment	67	33	1,026	154
Net securities gain activity during the period	196	4,891	2,221	8,972
Tax effect	(76)	(1,889)	(880)	(3,462)
Net of tax amount	120	3,002	1,341	5,510
Defined benefit pension plans:
Net gain(loss) on defined benefit pension plans	0	0	110	(233)
Amortization of net actuarial loss	55	62	164	132
Net gain /(loss) activity during the period	55	62	274	(101)
Tax effect	(22)	(26)	(110)	41
Net of tax amount	33	36	164	(60)

Total other comprehensive income, net of tax	153	3,038	1,505	5,450

Comprehensive income	$9,500	$11,485	$28,297	$27,851

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2012 and 2011

(in thousands except for share and per share data)

(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Earnings	Income	Stock	Equity

Balance at January 1, 2011	$85,766	$161,299	$1,350	$(1,418)	$246,997
Comprehensive income:
Net income		22,401			22,401
Other comprehensive income (loss), net of tax			5,450		5,450
Comprehensive income					27,851
Common stock cash dividends declared, $0.465 per share		(7,546)			(7,546)
Treasury shares purchased under deferred directors' plan (10,187 shares)	233			(233)	0
Treasury shares sold under deferred directors' plan (30,100 shares)	(440)			440	0
Stock activity under stock compensation plans (42,200 shares)	395				395
Stock compensation expense	1,061				1,061
Balance at September 30, 2011	$87,015	$176,154	$6,800	$(1,211)	$268,758

Balance at January 1, 2012	$87,380	$181,903	$5,139	$(1,222)	$273,200
Comprehensive income:
Net income		26,792			26,792
Other comprehensive income (loss), net of tax			1,505		1,505
Comprehensive income					28,297
Common stock cash dividends declared, $0.495 per share		(8,080)			(8,080)

Treasury shares purchased under deferred directors' plan (14,741 shares)	391			(391)	0
Stock activity under stock compensation plans, net of taxes (129,228 shares)	323				323
Stock compensation expense	1,161				1,161
Balance at September 30, 2012	$89,255	$200,615	$6,644	$(1,613)	$294,901

The accompanying notes are an integral part of these consolidated financial statements

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2012 and 2011

(in thousands)

(Unaudited)

(Page 1 of 2)

	2012	2011
Cash flows from operating activities:
Net income	$26,792	$22,401
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,029	1,660
Provision for loan losses	1,299	10,900
Loss on sale and write down of other real estate owned	214	358
Amortization of intangible assets	39	41
Amortization of loan servicing rights	541	427
Net change in loan servicing rights valuation allowance	84	162
Loans originated for sale	(89,595)	(48,294)
Net gain on sales of loans	(1,926)	(1,004)
Proceeds from sale of loans	87,180	49,086
Net loss on sales of premises and equipment	4	17
Net loss on sales and calls of securities available for sale	377	167
Impairment on available for sale securities	1,026	154
Net securities amortization	5,210	2,255
Stock compensation expense	1,161	1,061
Earnings on life insurance	(708)	(726)
Tax benefit of stock option exercises	(535)	(96)
Net change:
Accrued income receivable	(123)	179
Accrued expenses payable	2,027	1,259
Other assets	2,322	(1,565)
Other liabilities	(615)	(192)
Total adjustments	10,011	15,849
Net cash from operating activities	36,803	38,250

Cash flows from investing activities:
Proceeds from sale of securities available for sale	27,492	73,318
Proceeds from maturities, calls and principal paydowns of securities available for sale	82,499	58,668
Purchases of securities available for sale	(128,249)	(147,042)
Purchase of life insurance	(210)	(162)
Net (increase) decrease in total loans	27,238	(95,690)
Proceeds from sales of land, premises and equipment	2	33
Purchases of land, premises and equipment	(2,268)	(2,965)
Proceeds from sales of other real estate	1,698	1,254
Net cash from investing activities	8,202	(112,586)

(Continued)

LAKELAND FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2012 and 2011

(in thousands)

(Unaudited)

(Page 2 of 2)

	2012	2011
Cash flows from financing activities:
Net increase in total deposits	63,401	155,334
Net decrease in short-term borrowings	(23,438)	(32,476)
Payments on long-term borrowings	(2)	(1)
Common dividends paid	(8,067)	(7,533)
Preferred dividends paid	(13)	(13)
Proceeds from stock option exercise	323	395
Purchase of treasury stock	(391)	(233)
Net cash from financing activities	31,813	115,473
Net change in cash and cash equivalents	76,818	41,137
Cash and cash equivalents at beginning of the period	104,584	60,141
Cash and cash equivalents at end of the period	$181,402	$101,278
Cash paid during the period for:
Interest	$19,937	$22,095
Income taxes	11,028	14,629
Supplemental non-cash disclosures:
Loans transferred to other real estate	296	807

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The 2011 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average shares outstanding for basic earnings per common share	16,340,425	16,208,889	16,312,896	16,201,900
Dilutive effect of stock options, awards and warrants	149,965	115,169	157,589	107,914
Weighted average shares outstanding for diluted earnings per common share	16,490,390	16,324,058	16,470,485	16,309,814

Basic earnings per common share	$0.57	$0.52	$1.64	$1.38
Diluted earnings per common share	$0.57	$0.52	$1.63	$1.37

Stock options for 0 and 70,000 shares for both the three-month and nine-month periods ended September 30, 2012 and 2011, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

NOTE 3. LOANS

	September 30,		December 31,
	2012		2011
Commercial and industrial loans:
Working capital lines of credit loans	$445,981	20.2%	$373,768	16.7%
Non-working capital loans	382,850	17.4	377,388	16.9
Total commercial and industrial loans	828,831	37.6	751,156	33.6

Commercial real estate and multi-family residential loans:
Construction and land development loans	87,949	4.0	82,284	3.7
Owner occupied loans	363,673	16.5	346,669	15.5
Nonowner occupied loans	308,146	14.0	385,090	17.2
Multifamily loans	25,482	1.2	38,477	1.7
Total commercial real estate and multi-family residential loans	785,250	35.6	852,520	38.2

Agri-business and agricultural loans:
Loans secured by farmland	119,524	5.4	118,224	5.3
Loans for agricultural production	94,563	4.3	119,705	5.4
Total agri-business and agricultural loans	214,087	9.7	237,929	10.7

Other commercial loans	44,982	2.0	58,278	2.6
Total commercial loans	1,873,150	85.0	1,899,883	85.0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	106,147	4.8	106,999	4.8
Open end and junior lien loans	168,507	7.6	175,694	7.9
Residential construction and land development loans	11,303	0.5	5,462	0.2
Total consumer 1-4 family mortgage loans	285,957	13.0	288,155	12.9

Other consumer loans	44,691	2.0	45,999	2.1
Total consumer loans	330,648	15.0	334,154	15.0
Subtotal	2,203,798	100.0%	2,234,037	100.0%
Less: Allowance for loan losses	(51,912)		(53,400)
Net deferred loan fees	(410)		(328)
Loans, net	$2,151,476		$2,180,309

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following table presents the activity in the allowance for loan losses by portfolio segment for the three-month and nine-month periods ended September 30, 2012, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2012:

		Commercial
		Real Estate			Consumer
	Commercial	and Multifamily	Agri-business	Other	1-4 Family	Other
	and Industrial	Residential	and Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended September 30, 2012	(in thousands)
Balance July 1,	$19,696	$24,083	$1,419	$176	$2,412	$523	$3,508	$51,817
Provision for loan losses	1,532	(1,236)	(76)	(207)	356	114	(483)	0
Loans charged-off	(98)	(112)	0	0	(196)	(77)	0	(483)
Recoveries	224	120	1	182	21	30	0	578
Net loans charged-off	126	8	1	182	(175)	(47)	0	95
Balance September 30,	$21,354	$22,855	$1,344	$151	$2,593	$590	$3,025	$51,912
Nine Months Ended September 30, 2012
Balance January 1,	$22,830	$23,489	$695	$65	$2,322	$645	$3,354	$53,400
Provision for loan losses	380	158	648	(100)	417	125	(329)	1,299
Loans charged-off	(2,552)	(959)	0	0	(288)	(268)	0	(4,067)
Recoveries	696	167	1	186	142	88	0	1,280
Net loans charged-off	(1,856)	(792)	1	186	(146)	(180)	0	(2,787)
Balance September 30,	$21,354	$22,855	$1,344	$151	$2,593	$590	$3,025	$51,912

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,571	$8,869	$67	$0	$459	$18	$0	$15,984
Collectively evaluated for impairment	14,783	13,986	1,277	151	2,134	572	3,025	35,928

Total ending allowance balance	$21,354	$22,855	$1,344	$151	$2,593	$590	$3,025	$51,912

Loans:
Loans individually evaluated for impairment	$20,319	$37,924	$820	$0	$2,194	$46	$0	$61,303
Loans collectively evaluated for impairment	808,700	746,439	213,350	44,974	284,027	44,595	0	2,142,085

Total ending loans balance	$829,019	$784,363	$214,170	$44,974	$286,221	$44,641	$0	$2,203,388

The recorded investment in loans does not include accrued interest.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three-month and nine-month periods ended September 30, 2011:

		Commercial
		Real Estate			Consumer
	Commercial	and Multifamily	Agri-business	Other	1-4 Family	Other
	and Industrial	Residential	and Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
	(in thousands)
Three Months Ended September 30, 2011
Balance July 1,	$22,999	$20,032	$948	$560	$2,658	$605	$3,458	$51,260
Provision for loan losses	1,171	2,134	(194)	(536)	(272)	294	(197)	2,400
Loans charged-off	(883)	(557)	(103)	0	(292)	(264)	0	(2,099)
Recoveries	465	10	0	0	5	32	0	512
Net loans charged-off	(418)	(547)	(103)	0	(287)	(232)	0	(1,587)
Balance September 30,	$23,752	$21,619	$651	$24	$2,099	$667	$3,261	$52,073
Nine Months Ended September 30, 2011
Balance January 1,	$21,479	$15,893	$1,318	$270	$1,694	$682	$3,671	$45,007
Provision for loan losses	3,048	7,362	(564)	(246)	1,390	320	(410)	10,900
Loans charged-off	(1,470)	(1,973)	(103)	0	(1,009)	(493)	0	(5,048)
Recoveries	695	337	0	0	24	158	0	1,214
Net loans charged-off	(775)	(1,636)	(103)	0	(985)	(335)	0	(3,834)
Balance September 30,	$23,752	$21,619	$651	$24	$2,099	$667	$3,261	$52,073

The recorded investment in loans does not include accrued interest.

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2011 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011:

		Commercial
		Real Estate			Consumer
	Commercial	and Multifamily	Agri-business	Other	1-4 Family	Other
	and Industrial	Residential	and Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
	(in thousands)
Balance January 1	$21,479	$15,893	$1,318	$270	$1,694	$682	$3,671	$45,007
Provision for loan losses	3,112	9,748	(520)	(205)	1,632	350	(317)	13,800
Loans charged-off	(2,587)	(2,514)	(103)	0	(1,050)	(575)	0	(6,829)
Recoveries	826	362	0	0	46	188	0	1,422
Net loans charged-off	(1,761)	(2,152)	(103)	0	(1,004)	(387)	0	(5,407)
Balance December 31	$22,830	$23,489	$695	$65	$2,322	$645	$3,354	$53,400

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,443	$8,382	$213	$-	$288	$0	$0	$18,326
Collectively evaluated for impairment	13,387	15,107	482	65	2,034	645	3,354	35,074

Total ending allowance balance	$22,830	$23,489	$695	$65	$2,322	$645	$3,354	$53,400

Loans:
Loans individually evaluated for impairment	$24,204	$35,794	$853	$0	$2,665	$0	$0	$63,516
Loans collectively evaluated for impairment	727,160	815,883	237,150	58,249	285,791	45,960	0	2,170,193

Total ending loans balance	$751,364	$851,677	$238,003	$58,249	$288,456	$45,960	$0	$2,233,709

The recorded investment in loans does not include accrued interest.

The allowance for loan losses to total loans at September 30, 2012 and 2011 was 2.36% and 2.39%, respectively. The allowance for loan losses to total loans at December 31, 2011 was 2.39%.

The following table presents loans individually evaluated for impairment as of and for the three-month and nine-month periods ended September 30, 2012 and 2011:

				Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
						Cash Basis			Cash Basis
	Unpaid		Allowance for	Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Income	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Non-working capital loans	$70	$70	$0	$70	$0	$0	$136	$0	$0

Commercial real estate and multi-family residential loans:
Owner occupied loans	781	601	0	611	0	0	513	0	0
Nonowner occupied loans	385	385	0	385	10	13	217	10	13

Agri-business and agricultural loans:
Loans secured by farmland	666	487	0	489	0	0	252	0	0
Loans for ag production	0	0	0	0	0	0	68	0	0

Consumer 1-4 family loans:
Closed end first mortgage loans	277	276	0	417	1	0	432	1	0
Open end and junior lien loans	0	0	0	0	0	0	20	0	0

Other consumer loans	1	1	0	0	0	0	0	0	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,915	3,074	1,417	3,059	13	10	4,420	42	38
Non-working capital loans	19,357	17,175	5,154	17,072	171	168	17,353	528	528

Commercial real estate and multi-family residential loans:
Construction and land development loans	3,786	3,396	672	2,436	18	13	1,814	35	30
Owner occupied loans	6,900	6,287	1,527	5,702	30	19	4,859	48	35
Nonowner occupied loans	27,957	27,255	6,670	27,382	78	77	28,115	280	281

Agri-business and agricultural loans:
Loans secured by farmland	654	333	67	343	0	0	437	0	0
Loans for agricultural production	0	0	0	63	0	0	91	0	0

Other commercial loans	0	0	0	0	0	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,562	1,564	267	1,730	12	10	1,787	32	32
Open end and junior lien loans	354	354	192	353	0	0	340	0	0

Other consumer loans	45	45	18	30	1	1	14	1	1

Total	$68,710	$61,303	$15,984	$60,142	$334	$311	$60,868	$977	$958

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

						Cash Basis
	Unpaid		Allowance for	Average	Interest	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial and industrial loans:
Non-working capital loans	$116	$116	$0	$30	$0	$0

Commercial real estate and multi-family residential loans:
Nonowner occupied loans	0	0	0	425	0	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	7,831	5,969	3,206	5,649	23	25
Non-working capital loans	20,867	18,119	6,237	17,202	616	625

Commercial real estate and multi-family residential loans:
Construction and land development loans	816	429	125	1,319	0	0
Owner occupied loans	5,874	5,082	1,566	3,082	41	45
Nonowner occupied loans	30,769	30,283	6,691	24,108	246	252
Multifamily loans	0	0	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	1,126	628	195	610	0	0
Loans for agricultural production	225	225	18	410	0	0

Other commercial loans	0	0	0	129	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,461	2,256	285	1,872	44	48
Open end and junior lien loans	409	409	3	118	0	0
Residential construction loans	0	0	0	0	0	0

Other consumer loans	0	0	0	0	0	0

Total	$70,494	$63,516	$18,326	$54,954	$970	$995

The recorded investment in loans does not include accrued interest.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Nonaccrual	Accruing	Nonaccrual	Accruing

Commercial and industrial loans:
Working capital lines of credit loans	$2,012	$0	$4,743	$0
Non-working capital loans	5,349	0	5,433	0

Commercial real estate and multi-family residential loans:
Construction and land development loans	1,890	0	429	0
Owner occupied loans	2,876	0	4,371	0
Nonowner occupied loans	19,575	0	21,971	0
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	820	0	628	0
Loans for agricultural production	0	0	225	0

Other commercial loans	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	459	107	1,193	52
Open end and junior lien loans	424	2	452	0
Residential construction loans	0	0	0	0

Other consumer loans	54	0	7	0

Total	$33,459	$109	$39,452	$52

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2012 by class of loans:

	30-89	Greater than
	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total

Commercial and industrial loans:
Working capital lines of credit loans	$332	$2,012	$2,344	$443,804	$446,148
Non-working capital loans	246	5,349	5,595	377,276	382,871

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	1,890	1,890	85,856	87,746
Owner occupied loans	860	2,876	3,736	359,747	363,483
Nonowner occupied loans	0	19,575	19,575	288,125	307,700
Multifamily loans	0	0	0	25,434	25,434

Agri-business and agricultural loans:
Loans secured by farmland	0	820	820	118,717	119,537
Loans for agricultural production	0	0	0	94,633	94,633

Other commercial loans	0	0	0	44,974	44,974

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,123	566	2,689	103,210	105,899
Open end and junior lien loans	197	426	623	168,424	169,047
Residential construction loans	44	0	44	11,231	11,275

Other consumer loans	235	54	289	44,352	44,641

Total	$4,037	$33,568	$37,605	$2,165,783	$2,203,388

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

	30-89	Greater than
	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
			(in thousands)
Commercial and industrial loans:
Working capital lines of credit loans	$1,051	$4,743	$5,794	$368,098	$373,892
Non-working capital loans	21	5,433	5,454	372,018	377,472

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	429	429	81,650	82,079
Owner occupied loans	104	4,371	4,475	342,068	346,543
Nonowner occupied loans	0	21,971	21,971	362,710	384,681
Multifamily loans	0	0	0	38,374	38,374

Agri-business and agricultural loans:
Loans secured by farmland	0	628	628	117,619	118,247
Loans for agricultural production	0	225	225	119,531	119,756

Other commercial loans	0	0	0	58,249	58,249

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,569	1,245	3,814	102,970	106,784
Open end and junior lien loans	254	452	706	175,517	176,223
Residential construction loans	34	0	34	5,415	5,449

Other consumer loans	192	7	199	45,761	45,960

Total	$4,225	$39,504	$43,729	$2,189,980	$2,233,709

The recorded investment in loans does not include accrued interest.

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $14.7 million and $15.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	September 30,	December 31,
	2012	2011

Accruing troubled debt restructured loans	$26,106	$22,177
Nonaccrual troubled debt restructured loans	28,979	34,273
Total troubled debt restructured loans	$55,085	$56,450

During the three and nine months ending September 30, 2012 certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a reduction in the interest rate on a loan to one that would not be readily available in the marketplace for borrowers with a similar risk profile; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

There were renewal terms on several loans offered to borrowers under financial distress which did not require additional compensation or consideration and would not have been readily available in the marketplace for loans bearing similar risk profiles. In this instance, it was determined that a concession had been granted. It is difficult to quantify the concession granted due to an absence in market terms to be used for comparison. The renewals during the first three months were to one borrower engaged in construction and land development, where the aggregate recorded investment totaled $1.6 million. The renewal during the three months ended June 30, 2012, was a non-working capital term loan with a recorded investment of $1.1 million. During the three months ended September 30, 2012, the Bank renegotiated terms on a loan where the collateral securing the original note was sold for an amount that did not satisfy the balance. The Bank agreed to release its collateral interest to facilitate the sale, and renegotiated another consumer loan with a recorded investment of $17,000 for the remaining balance of the loan. The terms offered in the renegotiated unsecured loan were an exception to bank policy, therefore it was determined that a concession had been granted. These loans are included in the table of all modifications below.

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month and three month periods ending September 30, 2012:

	Modifications
	Nine Months Ended September 30, 2012
	All Modifications
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled Debt Restructurings

Commercial and industrial loans:
Non-working capital loans	1	$942	$1,060

Commercial real estate and multi-family residential loans:
Construction and land development loans	5	1,638	1,638
Owner occupied loans	2	2,260	2,260
Nonowner occupied loans	1	385	385

Consumer 1-4 family loans:
Closed end first mortgage loans	1	39	39

Other consumer loans	1	17	17

Total	11	$5,281	$5,399

	Interest Rate Reductions			Modified Repayment Terms
		Interest at	Interest at		Extension
	Number of	Pre-Modification	Post-Modification	Number of	Period or
	Loans	Rate	Rate	Loans	Range
					(in months)
Troubled Debt Restructurings

Commercial and industrial loans:
Non-working capital loans	0	$0	$0	0	0

Commercial real estate and multi-family residential loans:
Owner occupied loans	1	440	117	1	18
Nonowner occupied loans	0	0	0	1	14

Consumer 1-4 family loans:
Closed end first mortgage loans	1	76	15	0	0

Other consumer loans	0	0	0	0	0

Total	2	$516	$132	2	14-18

	Modifications
	Three Months Ended September 30, 2012
	All Modifications
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Troubled Debt Restructurings

Commercial real estate and multi-family residential loans:
Owner occupied loans	1	$1,411	$1,411

Other consumer loans	1	17	17

Total	2	$1,428	$1,428

	Modified Repayment Terms
		Extension
	Number of	Period or
	Loans	Range
		(in months)
Troubled Debt Restructurings

Commercial real estate and multi-family residential loans:
Owner occupied loans	1	18

Other consumer loans	0	0

Total	1	18

For the three month period ending September 30, 2012 the commercial and industrial loan troubled debt restructurings described above decreased the allowance for loan losses by $15,000, the commercial real estate and multi-family residential loan troubled debt restructuring described above increased the allowance for loan losses by $11,000, the consumer 1-4 family loan troubled debt restructurings described above decreased the allowance for loan losses by $1,000 and the other consumer loan troubled debt restructuring described above increased the allowance for loan losses by $4,000.

For the nine month period ending September 30, 2012 the commercial and industrial loan troubled debt restructurings described above decreased the allowance for loan losses by $534,000, the commercial real estate and multi-family residential loan troubled debt restructurings described above decreased the allowance for loan losses by $18,000, the consumer 1-4 family loan troubled debt restructurings described above increased the allowance for loan losses by $5,000 and other consumer loan trouble debt restructuring described above increased the allowance for loan losses by $4,000.

No charge offs resulted from any troubled debt restructurings described above during the three and nine month periods ending September 30, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification which occurred during the three month and nine month periods ending September 30, 2012:

	Modifications
	Three months ended September 30, 2012		Nine months ended September 30, 2012
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment

Troubled Debt Restructurings that Subsequently Defaulted

Consumer 1-4 family loans:
Closed end first mortgage loans	0	$0	1	$65

Total	0	$0	1	$65

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $17,000 and did not result in any charge offs during the three and nine month periods ending September 30, 2012.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans. Loans listed as Not Rated are consumer loans included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of September 30, 2012 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
		(in thousands)
Commercial and industrial loans:
Working capital lines of credit loans	$420,757	$12,274	$13,117	$0	$0
Non-working capital loans	342,447	7,664	31,484	0	1,276

Commercial real estate and multi-family residential loans:
Construction and land development loans	71,130	5,520	11,096	0	0
Owner occupied loans	334,835	7,161	21,437	0	50
Nonowner occupied loans	271,419	9,827	26,454	0	0
Multifamily loans	24,235	1,199	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	118,012	70	1,436	0	19
Loans for agricultural production	94,633	0	0	0	0

Other commercial loans	44,856	0	118	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	21,380	329	423	0	83,767
Open end and junior lien loans	11,494	300	0	0	157,253
Residential construction loans	0	0	0	0	11,275

Other consumer loans	8,282	356	497	0	35,506

Total	$1,763,480	$44,700	$106,062	$0	$289,146

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

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
		(in thousands)
Commercial and industrial loans:
Working capital lines of credit loans	$352,055	$5,625	$16,212	$0	$0
Non-working capital loans	331,881	7,437	36,751	0	1,403

Commercial real estate and multi-family residential loans:
Construction and land development loans	64,808	3,296	13,976	0	0
Owner occupied loans	318,191	5,913	22,400	0	38
Nonowner occupied loans	337,090	8,875	38,716	0	0
Multifamily loans	37,127	1,247	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	116,742	70	1,415	0	20
Loans for agricultural production	119,531	0	225	0	0

Other commercial loans	58,061	66	120	0	2

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	17,307	53	974	0	88,450
Open end and junior lien loans	11,569	319	0	0	164,335
Residential construction loans	0	0	0	0	5,449

Other consumer loans	7,416	375	497	0	37,672

Total	$1,771,778	$33,276	$131,286	$0	$297,369

The recorded investment in loans does not include accrued interest.

NOTE 5. SECURITIES

Information related to the fair value and amortized cost of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) is provided in the tables below.

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gain	Losses	Cost
September 30, 2012
U.S. Treasury securities	$1,042	$40	$0	$1,002
U.S. government sponsored agencies	5,316	288	0	5,028
Agency residential mortgage-backed securities	385,298	9,051	(1,511)	377,758
Non-agency residential mortgage-backed securities	6,982	267	0	6,715
State and municipal securities	82,618	5,740	(43)	76,921
Total	$481,256	$15,386	$(1,554)	$467,424

December 31, 2011
U.S. Treasury securities	$1,055	$52	$0	$1,003
U.S. government sponsored agencies	5,277	244	0	5,033
Agency residential mortgage-backed securities	350,102	8,989	(923)	342,036
Non-agency residential mortgage-backed securities	32,207	191	(2,225)	34,241
State and municipal securities	78,750	5,292	(9)	73,467
Total	$467,391	$14,768	$(3,157)	$455,780

Total other-than-temporary impairment recognized in accumulated other comprehensive income was $0 at September 30, 2012 and $213,000 at December 31, 2011.

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of September 30, 2012 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,118	$2,106
Due after one year through five years	23,461	25,108
Due after five years through ten years	35,516	38,272
Due after ten years	21,856	23,490
	82,951	88,976
Mortgage-backed securities	384,473	392,280
Total debt securities	$467,424	$481,256

Security proceeds, gross gains and gross losses are presented below.

	Nine months ended September 30,
	2012	2011
Sales of securities available for sale
Proceeds	$28,877	$73,318
Gross gains	823	4,005
Gross losses	(1,203)	(4,171)

	Three months ended September 30,
	2012	2011
Sales of securities available for sale
Proceeds	$28,877	$0
Gross gains	823	0
Gross losses	(1,203)	0

The Company sold eleven securities with a total book value of $29.3 million and a total fair value of $28.9 million during the first nine months of 2012. The sales included nine non-agency residential mortgage backed securities, including all five on which the Company had previously recognized other-than-temporary impairment. The remaining gains during the first nine months of 2012 were from calls. The Company sold 36 securities with a total book value of $73.5 million and a total fair value of $73.3 million during the first nine months of 2011. The sales in 2011 included eight non-agency residential mortgage backed securities. The securities sales in both 2012 and 2011 were related to a strategic realignment of the securities portfolio.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over estimated lives for mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $199.3 million and $249.8 million were pledged as of September 30, 2012 and 2011, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of September 30, 2012 and December 31, 2011 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2012

Agency residential mortgage-backed securities	$85,988	$(998)	$31,206	$(513)	$117,194	$(1,511)
State and municipal securities	4,250	(42)	50	(1)	4,300	(43)
Total temporarily impaired	$90,238	$(1,040)	$31,256	$(514)	$121,494	$(1,554)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2011

Agency residential mortgage-backed securities	$74,463	$(860)	$4,813	$(63)	$79,276	$(923)
Non-agency residential mortgage-backed securities	3,379	(4)	23,885	(2,221)	27,264	(2,225)
State and municipal securities	341	(2)	1,003	(7)	1,344	(9)
Total temporarily impaired	$78,183	$(866)	$29,701	$(2,291)	$107,884	$(3,157)

The number of securities with unrealized losses as of September 30, 2012 and December 31, 2011 is presented below.

	Less than	12 months
	12 months	or more	Total
September 30, 2012

Agency residential mortgage-backed securities	21	11	32
State and municipal securities	22	1	23
Total temporarily impaired	43	12	55

	Less than	12 months
	12 months	or more	Total
December 31, 2011

Agency residential mortgage-backed securities	21	1	22
Non-agency residential mortgage-backed securities	2	9	11
State and municipal securities	3	2	5
Total temporarily impaired	26	12	38

All of the following are considered to determine whether or not the impairment of these securities is other-than-temporary. Ninety-eight percent of the securities are backed by the U.S. government, government agencies, government sponsored agencies or are A rated or better, except for certain non-local municipal securities which are not rated. Mortgage-backed securities which are not issued by the U.S. government or government sponsored agencies (non-agency residential mortgage-backed securities) met specific criteria set by the Asset Liability Management Committee at their time of purchase, including having the highest rating available by either Moody’s or S&P. None of the securities have call provisions (with the exception of the municipal securities) and all payments on the securities have been received on their original terms. For the government, government-sponsored agency and municipal securities, management was not concerned about the risk of credit losses, and there was nothing to indicate that full payment of the principal will not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell and it is more likely than not that it will not be required to sell these securities before the recovery of their amortized cost basis.

As of September 30, 2012, the Company had $7.0 million of non-agency residential mortgage-backed securities which were not issued by the federal government or government sponsored agencies, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. At December 31, 2011, the Company had $32.2 million of these non-agency residential mortgage-backed securities. During the third quarter of 2012 the Company sold nine of the non-agency residential mortgage backed securities as part of a strategic realignment of the investment portfolio. The securities sold had a book value of $20.7 million and a fair value of $19.5 million. The sales included all five of the securities on which the Company had previously recognized other-than-temporary impairment. None of the five remaining non-agency residential mortgage backed securities were still rated AAA/Aaa as of September 30, 2012 by at least one of the rating agencies S&P, Moody’s and Fitch, however, none of the five have been downgraded to below investment grade by any of those rating agencies.

For these non-agency residential mortgage-backed securities, additional analysis is performed to determine if the impairment is temporary or other-than-temporary in which case impairment would need to be recorded for these securities. The Company performs an independent analysis of the cash flows of the individual securities based upon assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses. Based upon the initial review, securities may be identified for further analysis by computing the net present value using an appropriate discount rate (the current accounting yield) and comparing it to the book value of the security to determine if there is any other-than-temporary impairment that must be recorded. Based on this analysis of the non-agency residential mortgage-backed securities, the Company recorded an other-than-temporary impairment of $67,000 and $1.0 million, respectively, relating to four securities in the three-months and nine-months ended September 30, 2012, which is equal to the credit loss, establishing a new, lower amortized cost basis. All of the securities on which the Company had recognized other-than-temporary impairment were sold during the third quarter of 2012. None of the five remaining non-agency mortgage backed securities had any unrealized losses at September 30, 2012.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income. The table represents the three months and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012	2011
Balance July 1,	$1,318	$194
Additions related to other-than-temporary impairment losses not previously recognized	0	0
Additional increases to the amount of credit loss for which other-than-temporary impairment was previously recognized	67	33
Reductions for previous credit losses realized on securities sold during the year	(1,385)	0
Balance September 30,	$0	$227

	Nine Months Ended September 30,
	2012	2011
Balance January 1,	$359	$1,812
Additions related to other-than-temporary impairment losses not previously recognized	747	0
Additional increases to the amount of credit loss for which other-than-temporary impairment was previously recognized	279	154
Reductions for previous credit losses realized on securities sold during the year	(1,385)	(1,739)
Balance September 30,	$0	$227

The Company does not have a history of actively trading securities, but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, it is management’s current intent and ability to hold them until a recovery in fair value or maturity.

NOTE 6. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost:

	Nine Months Ended September 30,
	Pension Benefits		SERP Benefits
	2012	2011	2012	2011
Interest cost	$95	$105	$38	$46
Expected return on plan assets	(102)	(119)	(56)	(60)
Recognized net actuarial loss	102	80	62	52
Net pension expense	$95	$66	$44	$38

	Three Months Ended September 30,
	Pension Benefits		SERP Benefits
	2012	2011	2012	2011
Interest cost	$31	$33	$12	$12
Expected return on plan assets	(34)	(41)	(18)	(20)
Recognized net actuarial loss	35	40	20	22
Net pension expense	$32	$32	$14	$14

The Company previously disclosed in its financial statements for the year ended December 31, 2011 that it expected to contribute $170,000 to its pension plan and $114,000 to its SERP plan in 2012. The Company has contributed $121,000 to its pension plan and $114,000 to its SERP plan as of September 30, 2012. The Company expects to contribute an additional $49,000 to its pension plan during the remainder of 2012. The Company does not expect to make any additional contributions to its SERP plan during the remainder of 2012.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities: Securities available for sale are valued primarily by a third party pricing service. The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models utilizing significant observable inputs such as matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). These models utilize the market approach with standard inputs that include, but are not limited to benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. For certain municipal securities that are not rated and observable inputs about the specific issuer are not available, fair values are estimated using observable data from other municipal securities presumed to be similar or other market data on other non-rated municipal securities (Level 3 inputs). There were no transfers from or into Level 1, Level 2 or Level 3 during the first nine months of 2012.

Mortgage banking derivatives: The fair value of derivatives are based on observable market data as of the measurement date (Level 2).

Impaired loans: Impaired loans with specific allocations of the allowance for loan losses are generally based on the fair value of the underlying collateral if repayment is expected solely from the collateral. Fair value is determined using several methods. Generally, the fair value of real estate is based on appraisals by qualified third party appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company’s management routinely applies internal discount factors to the value of appraisals used in the fair value evaluation of impaired loans. The deductions to the appraisals take into account changing business factors and market conditions, as well as value impairment in cases where the appraisal date predates a likely change in market conditions. Commercial real estate is generally discounted from its appraised value by 0-50% with the higher discounts applied to real estate that is determined to have a thin trading market or to be specialized collateral. In addition to real estate, the Company’s management evaluates other types of collateral as follows: Raw and finished inventory is discounted from its cost or book value by 35-65%, depending on the marketability of the goods. Finished goods are generally discounted by 30-60%, depending on the ease of marketability, cost of transportation or scope of use of the finished good. Work in process inventory is typically discounted by 50-100%, depending on the length of manufacturing time, types of components used in the completion process, and the breadth of the user base. Equipment is valued at a percentage of depreciated book value or recent appraised value, if available, and is typically discounted at 30-70% after various considerations including age and condition of the equipment, marketability, breadth of use, and whether the equipment includes unique components or add-ons. Marketable securities are discounted by 10-30%, depending on the type of investment, age of valuation report and general market conditions. This methodology is based on a market approach and typically results in a Level 3 classification of the inputs for determining fair value.

Mortgage servicing rights: As of September 30, 2012 the fair value of the Company’s Level 3 servicing assets for residential mortgage loans was $2.0 million, some of which are not currently impaired and therefore carried at amortized cost. These residential mortgage loans have a weighted average interest rate of 4.58%, a weighted average maturity of 19 years and are secured by homes generally within the Company’s market area, which is primarily Northern Indiana. A valuation model is used to estimate fair value, which is based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value mortgage servicing rights is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At September 30, 2012 the constant prepayment speed (PSA) used was 447 and the discount rate used was 9.2%. At December 31, 2011 the constant prepayment speed (PSA) used was 387 and the discount rate used was 9.2%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	September 30, 2012
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

U.S. Treasury securities	$1,042	$0	$0	$1,042
U.S. Government sponsored agencies	0	5,316	0	5,316
Residential mortgage-backed securities	0	385,298	0	385,298
Non-agency residential mortgage-backed securities	0	6,982	0	6,982
State and municipal securities	0	81,981	637	82,618
Total Securities	1,042	479,577	637	481,256

Mortgage banking derivative	0	917	0	917

Total assets	$1,042	$480,494	$637	$482,173

Liabilities

Mortgage banking derivative	$0	$(319)	$0	$(319)

	December 31, 2011
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

U.S. Treasury securities	$1,055	$0	$0	$1,055
U.S. Government sponsored agencies	0	5,277	0	5,277
Residential mortgage-backed securities	0	350,102	0	350,102
Non-agency residential mortgage-backed securities	0	32,207	0	32,207
State and municipal securities	0	78,064	686	78,750
Total Securities	1,055	465,650	686	467,391

Mortgage banking derivative	0	406	0	406

Total assets	$1,055	$466,056	$686	$467,797

Liabilities

Mortgage banking derivative	$0	$(81)	$0	$(81)

There were no transfers from or into Level 1, Level 2 or Level 3 during 2012 and there were no transfers from or into Level 1 or Level 2 during the nine months ended September 30, 2011.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012:

State and
Municipal
Securities
September 30, 2012

Balance or recurring Level 3 assets at January 1	$686
Change in fair value of securities	(4)
Principal payments	(45)
Balance or recurring Level 3 assets at September 30	$637

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

The securities measured at fair value included below are nonrated Indiana municipal revenue bonds and are not actively traded.

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value at			Range
	9/30/2012	Valuation Technique	Unobservable Input	(Weighted Average)
	(in thousands)

State and municipal securities	$637	Price to type, par, call	Discount to benchmark index	1%

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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	September 30, 2012
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
		(in thousands)
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$1,657	$1,657
Non-working capital loans	0	0	5,275	5,275

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	2,724	2,724
Owner occupied loans	0	0	4,760	4,760
Nonowner occupied loans	0	0	20,585	20,585
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	0	0	266	266
Loans for agricultural production	0	0	0	0

Other commercial loans	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	241	241
Open end and junior lien loans	0	0	162	162
Residential construction loans	0	0	0	0

Other consumer loans	0	0	27	27

Total impaired loans	$0	$0	$35,697	$35,697

Mortgage servicing rights	0	0	1,969	1,969
Other real estate owned	0	0	81	81

Total assets	$0	$0	$37,747	$37,747

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2012:

				Range of Inputs
	Fair Value	Valuation Methodology	Unobservable Inputs	(Average)

Impaired Loans:
Commercial and industrial:	$6,932	Collateral based	Discount to reflect	0% - 83%
		measurements	current market conditions	(25)%
			and ultimate collectability

Impaired loans:
Commercial real estate:	28,069	Collateral based	Discount to reflect	0% - 88%
		measurements	current market conditions	(40)%
			and ultimate collectability

Impaired loans:
Agri-business and agricultural:	266	Collateral based	Discount to reflect	9% - 24%
		measurements	current market conditions	(16)%
			and ultimate collectability

Impaired loans:
Consumer 1-4 family mortgage	403	Collateral based	Discount to reflect	0% - 20%
		measurements	current market conditions	(8)%
			and ultimate collectability

Impaired loans:
Other consumer	27	Collateral based	Discount to reflect	40%
		measurements	current market conditions
			and ultimate collectability

Mortgage servicing rights	1,969	Discounted cash flows	Discount rate	9.1% - 9.5%
				(9.2)%

Other real estate owned	81	Appraisals	Discount to reflect	49% - 61%
			current market conditions	(50)%

	December 31, 2011
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
		(in thousands)
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$2,762	$2,762
Non-working capital loans	0	0	11,885	11,885

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	303	303
Owner occupied loans	0	0	3,515	3,515
Nonowner occupied loans	0	0	23,591	23,591
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	0	0	433	433
Loans for agricultural production	0	0	207	207

Other commercial loans	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	878	878
Open end and junior lien loans	0	0	406	406
Residential construction loans	0	0	0	0

Other consumer loans	0	0	0	0

Total impaired loans	$0	$0	$43,980	$43,980

Mortgage servicing rights	0	0	1,734	1,734
Other real estate owned	0	0	730	730

Total assets	$0	$0	$46,444	$46,444

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $50.2 million, with a valuation allowance of $14.5 million at September 30, 2012, resulting in a net recovery in the provision for loan losses of $200,000 and $3.8 million, respectively, for the three months and nine months ended September 30, 2012. At September 30, 2011, impaired loans had a carrying amount of $56.4 million, with a valuation allowance of $16.6 million, resulting in an additional provision for loans losses of $7.8 million and $5.3 million, respectively, for the three months and nine months ending September 30, 2011.

Mortgage servicing rights, which are carried at the lower of cost or fair value, included a portion carried at their fair value of $2.0 million, which is made up of the outstanding balance of $2.2 million, net of a valuation allowance of $192,000 at September 30, 2012, resulting in impairment of $84,000 for the nine months ended September 30, 2012. The Company realized impairment of mortgage servicing rights of $162,000 for the nine months ended September 30, 2011.

The Company also recognized a $72,000 reduction in the value of other real estate owned during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, the Company recognized a $76,000 reduction in the value of other real estate owned.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	September 30, 2012
	Carrying	Estimated Fair Value
	Value	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$181,402	$181,402	$0	$0	$181,402
Securities available for sale	481,256	1,042	479,577	637	481,256
Real estate mortgages held for sale	6,707	0	6,826	0	6,826
Loans, net	2,151,476	0	0	2,179,321	2,179,321
Federal Home Loan Bank stock	7,313	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	9,729	4	1,774	7,951	9,729
Financial Liabilities:
Certificates of deposit	(948,410)	0	(964,427)	0	(964,427)
All other deposits	(1,527,687)	(1,527,687)	0	0	(1,527,687)
Securities sold under agreements to repurchase	(118,552)	0	(118,552)	0	(118,552)
Long-term borrowings	(15,038)	0	(15,690)	0	(15,690)
Subordinated debentures	(30,928)	0	0	(31,232)	(31,232)
Standby letters of credit	(360)	0	0	(360)	(360)
Accrued interest payable	(5,718)	(289)	(5,426)	(3)	(5,718)

	December 31, 2011
	Carrying	Estimated
	Value	Fair Value

Financial Assets:
Cash and cash equivalents	$104,584	$104,584
Securities available for sale	467,391	467,391
Real estate mortgages held for sale	2,953	2,998
Loans, net	2,180,309	2,141,459
Federal Home Loan Bank stock	7,313	N/A
Federal Reserve Bank stock	3,420	N/A
Accrued interest receivable	9,604	9,604
Financial Liabilities:
Certificates of deposit	(910,381)	(925,619)
All other deposits	(1,502,315)	(1,502,315)
Securities sold under agreements to repurchase	(131,990)	(131,990)
Other short-term borrowings	(10,000)	(10,000)
Long-term borrowings	(15,040)	(16,079)
Subordinated debentures	(30,928)	(31,240)
Standby letters of credit	(247)	(247)
Accrued interest payable	(5,574)	(5,574)

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

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income for the nine months ended September 30, 2012 and 2011:

		Current
	Balance	Period	Balance
	at December 31, 2011	Change	at September 30, 2012
Unrealized loss on securities available for sale without other than temporary impairment	$7,688	$818	$8,506
Unrealized loss on securities available for sale with other than temporary impairment	(523)	523	0

Total unrealized loss on securities available for sale	7,165	1,341	8,506

Unrealized loss on defined benefit pension plans	(2,026)	164	(1,862)

Total	$5,139	$1,505	$6,644

		Current
	Balance	Period	Balance
	at December 31, 2010	Change	at September 30, 2011
Unrealized loss on securities available for sale without other than temporary impairment	$4,285	$4,372	$8,657
Unrealized loss on securities available for sale with other than temporary impairment	(1,425)	1,138	(287)

Total unrealized loss on securities available for sale	2,860	5,510	8,370

Unrealized loss on defined benefit pension plans	(1,510)	(60)	(1,570)

Total	$1,350	$5,450	$6,800

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

Part 1

LAKELAND FINANCIAL CORPORATION

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

and

RESULTS OF OPERATIONS

September 30, 2012

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 45 offices in 13 counties in Northern and Central Indiana. The Company earned $26.8 million for the first nine months of 2012, versus $22.4 million in the same period of 2011, an increase of 19.6%. Net income was positively impacted by a $9.6 million decrease in the provision for loan losses and an increase in noninterest income of $1.2 million. Offsetting these positive impacts were a decrease in net interest income of $2.5 million and an increase of $1.6 million in noninterest expense. Basic earnings per common share for the first nine months of 2012 were $1.64 per share, versus $1.38 per share for the first nine months of 2011, an increase of 18.8%. Diluted earnings per common share reflect the potential dilutive impact of stock options, stock awards and warrants. Diluted earnings per common share for the first nine months of 2012 were $1.63 per share, versus $1.37 for the first nine months of 2011, an increase of 19.0%.

Net income for the third quarter of 2012 was $9.3 million, an increase of 10.7% versus $8.4 million for the comparable period of 2011. The increase was driven by a $2.4 million decrease in the provision for loan losses and an increase in noninterest income of $306,000. Offsetting these positive impacts was an increase of $823,000 in noninterest expense as well as a decrease of $661,000 in net interest income. Basic earnings per common share for the third quarter of 2012 were $0.57 per share, versus $0.52 per share for the third quarter of 2011. Diluted earnings per common share for the third quarter of 2012 were $0.57 per share, versus $0.52 per share for the third quarter of 2011, an increase of 9.6%.

RESULTS OF OPERATIONS

Net Interest Income

For the nine-month period ended September 30, 2012, net interest income totaled $66.8 million, a decrease of 3.6%, or $2.5 million, versus the first nine months of 2011. This decrease was primarily due to a 26 basis point decrease in the Company’s net interest margin to 3.34% for the nine month period ended September 30, 2012, versus 3.60% comparable period of 2011. During the nine-month period ended September 30, 2012, average earning assets increased by $101.0 million, or 3.9%, to $2.717 billion. For the third quarter of 2012, net interest income totaled $22.2 million, a decrease of 2.9%, or $661,000, versus the third quarter of 2011. This decrease was primarily due to an 18 basis point decrease in the Company’s net interest margin to 3.30% for the third quarter of 2012, versus 3.48% for the third quarter of 2011. Average earning assets increased $78.0 million, or 3.0%, to $2.718 billion in the third quarter of 2012, versus the third quarter of 2011.

Given the Company’s mix of interest earning assets and interest bearing liabilities at September 30, 2012, the Company would generally be considered to have a relatively neutral balance sheet structure. The Company’s balance sheet structure would normally be expected to produce a stable or declining net interest margin in a declining rate environment. As the Company’s balance sheet has become more neutral in structure, management believes rate movements and other factors such as deposit mix, market deposit rate pricing and non-bank deposit products could have an impact on net interest margin. As a result of the prolonged and unprecedented low interest rate environment, and given recent indications by the Federal Reserve Bank regarding its intentions to maintain current target rate levels, the Company expects to experience continued pressure on its net interest margin. Also contributing to this net interest margin compression is a recent trend of aggressive loan pricing by the Company’s competitors in its markets on both variable and fixed rate commercial loans. As a result of this competitive pricing influence, the Company believes that its yields on the commercial loan portfolio will continue to experience downward pressure. Over time, the Company’s mix of deposits has shifted to more reliance on transaction accounts such as Rewards Checking, as well as Rewards Savings and corporate and public fund money market and repurchase agreements, which generally carry a higher interest rate cost than other types of interest bearing deposits. The Company believes that this deposit strategy provides for an appropriate funding strategy.

During the first nine months of 2012, total interest and dividend income decreased by $4.0 million, or 4.4%, to $87.7 million, versus $91.7 million during the first nine months of 2011. This decrease was primarily the result of a 38 basis point decrease in the tax equivalent yield on average earning assets to 4.4%, versus 4.8% for the same period of 2011. Average earning assets increased by $101.0 million, or 3.9%, during the first nine months of 2012 versus the same period of 2011. During the third quarter of 2012, total interest and dividend income decreased by $1.8 million, or 5.8%, to $28.7 million, versus $30.4 million during the third quarter of 2011. This decrease was primarily the result of a 38 basis point decrease in the tax equivalent yield on average earning assets to 4.3% in the third quarter of 2012, versus 4.6% for the same period of 2011. Average earning assets increased by $78.0 million, or 3.0%, in the third quarter of 2012 versus the same period of 2011.

During the first nine months of 2012, loan interest income decreased by $790,000, or 1.0%, to $78.1 million, versus $78.9 million during the first nine months of 2011. The decrease was driven by a 24 basis point decrease in the tax equivalent yield on loans, to 4.7%, versus 5.0% in the first nine months of 2011. During the third quarter of 2012, loan interest income decreased by $592,000, or 2.2%, to $25.9 million, versus $26.5 million during the third quarter of 2011. The decrease was driven by a 22 basis point decrease in the tax equivalent yield on loans, to 4.7%, versus 4.9% in the third quarter of 2011.

The average daily securities balances for the first nine months of 2012 increased $33.3 million, or 7.5%, to $475.0 million, versus $441.8 million for the same period of 2011. During the same periods, income from securities decreased by $3.2 million, or 25.1%, to $9.5 million versus $12.7 million during the first nine months of 2011. The decrease was primarily the result of a 119 basis point decrease in the tax equivalent yield on securities, to 3.0%, versus 4.2% in the first nine months of 2011. The average daily securities balances for the third quarter of 2012 increased $18.5 million, or 4.1%, to $475.9 million, versus $457.4 million for the same period of 2011. During the same periods, income from securities decreased by $1.2 million, or 30.1%, to $2.7 million versus $3.9 million during the third quarter of 2011. The decrease was primarily the result of a 112 basis point decrease in the tax equivalent yield on securities, to 2.6%, versus 3.7% in the third quarter of 2011. The prolonged low interest rate environment has driven accelerated prepayments in the Company’s portfolio of mortgage backed securities. Those prepayments must then be reinvested in securities at current, lower market yields, resulting in less income from securities despite the higher average securities balances. Due to the unprecedented low interest rate environment, the Company is currently reevaluating its investment strategy.  The reevaluation includes considering the purchase of good quality, higher yielding alternative investments.  Given the strength of the Company’s balance sheet and the likelihood of the low interest rate environment persisting into the future, the Company believes that this would be an appropriate and prudent strategy.

Total interest expense decreased $1.6 million, or 6.9%, to $20.9 million for the nine-month period ended September 30, 2012, from $22.4 million for the comparable period in 2011. The decrease was primarily the result of a 16 basis point decrease in the Company’s daily cost of funds to 1.1%, versus 1.2% for the same period of 2011. Total interest expense decreased $1.1 million, or 14.6%, to $6.5 million for the third quarter of 2012, versus $7.6 million for the third quarter of 2011. The decrease was primarily the result of a 23 basis point decrease in the Company’s cost of funds to 1.0%, from 1.2% for the same period of 2011.

On an average daily basis, total deposits (including demand deposits) increased $198.5 million, or 8.7%, to $2.491 billion for the nine-month period ended September 30, 2012, versus $2.293 billion during the same period in 2011. The average daily balances for the third quarter of 2012 increased $175.7 million, or 7.6%, to $2.492 billion from $2.316 billion during the third quarter of 2011. On an average daily basis, noninterest bearing demand deposits were $348.3 million for the nine-month period ended September 30, 2012, versus $302.2 million for the same period in 2011. The average daily noninterest bearing demand deposit balances for the third quarter of 2012 were $364.6 million, versus $317.9 million for the third quarter of 2011. On an average daily basis, interest bearing transaction accounts increased $147.6 million, or 17.5%, to $992.0 million for the nine-month period ended September 30, 2012, versus the same period in 2011. Average daily interest bearing transaction accounts increased $131.4 million, or 15.5%, to $981.8 million for the third quarter of 2012, versus $850.3 million for the third quarter of 2011. When comparing the nine months ended September 30, 2012 with the same period of 2011, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposits and non-Rewards Checking transaction accounts, decreased $21.4 million. The average rate paid on time deposit accounts decreased three basis points to 1.6% for the nine-month period ended September 30, 2012, versus the same period in 2011. During the third quarter of 2012, the average daily balance of time deposits decreased $30.4 million, and the rate paid decreased 12 basis points to 1.5%, versus the third quarter of 2011. Despite the low interest rate environment, the Company has been able to attract and retain retail deposit customers through offering innovative deposit products such as Rewards Checking and Savings. These products pay somewhat higher interest rates but also encourage certain customer behaviors such as using debit cards and electronic statements, which have the effect of generating additional related fee income and reducing the Company’s processing costs.

The Company’s funding strategy is generally focused on leveraging its retail branch network to grow traditional retail deposits and on its presence with commercial customers and public fund entities in its Indiana markets to generate deposits. In addition, the Company has utilized the Certificate of Deposit Account Registry Service (CDARS) program and out-of-market brokered certificates of deposit. Due to the Company’s historical loan growth, the Company sought these deposits and has expanded its funding strategy over time to include these types of non-core deposit programs, although its reliance on these types of deposits has reduced significantly over the past several years. The Company believes that these deposit programs represent an appropriate tool in the overall liquidity and funding strategy but will continue to focus on funding loan and investment growth with in-market deposits whenever possible. On an average daily basis, total brokered certificates of deposit decreased $107.2 million to $42.5 million for the nine-month period ended September 30, 2012, versus $149.7 million for the same period in 2011. During the third quarter of 2012, average daily brokered certificates of deposit were $30.4 million, versus $125.1 million during the third quarter of 2011. On an average daily basis, total public fund certificates of deposit decreased $4.8 million to $97.9 million for the nine-month period ended September 30, 2012, versus $102.7 million for the same period in 2011. During the third quarter of 2012, average daily public fund certificates of deposit were $108.2 million, versus $104.6 million during the third quarter of 2011. In addition, the Company had average public fund interest bearing transaction accounts of $190.5 million and $189.5 million, respectively, in the nine months and three months ended September 30, 2012, versus $105.6 million and $108.9 million for the comparable periods of 2011. Availability of public fund deposits can be cyclical, primarily due to the timing differences between when real estate property taxes are collected versus when those tax revenues are spent, as well as the intense competition for these funds.

Average daily balances of borrowings were $163.0 million during the nine months ended September 30, 2012, versus $193.2 million during the same period of 2011, and the rate paid on borrowings increased 17 basis points to 1.3%. During the third quarter of 2012 the average daily balances of borrowings decreased $35.1 million to $158.7 million, versus $193.7 million for the same period of 2011, and the rate paid on borrowings increased 22 basis points to 1.3%. On an average daily basis, total deposits (including demand deposits) and purchased funds increased 6.8% and 5.6%, respectively, during the nine-month and three-month periods ended September 30, 2012 versus the same periods in 2011.

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

The following tables set forth consolidated information regarding average balances and rates:

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;

INTEREST RATES AND INTEREST DIFFERENTIAL

(in thousands of dollars)

	Nine Months Ended September 30,
	2012			2011
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$2,207,594	$77,789	4.71%	$2,121,294	$78,555	4.95%
Tax exempt (1)	9,634	498	6.91	10,471	529	6.76
Investments: (1)
Available for sale	475,028	10,562	2.97	441,771	13,745	4.16
Short-term investments	22,891	16	0.09	17,219	18	0.14
Interest bearing deposits	2,178	27	1.66	25,606	96	0.50

Total earning assets	2,717,325	88,892	4.37%	2,616,361	92,943	4.75%

Nonearning assets:
Cash and due from banks	162,385	0		65,115	0
Premises and equipment	34,995	0		30,752	0
Other nonearning assets	94,853	0		95,007	0
Less allowance for loan losses	(53,076)	0		(49,469)	0

Total assets	$2,956,482	$88,892		$2,757,766	$92,943

(1)	Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2012 and 2011. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.
(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the nine months ended September 30, 2012 and 2011, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;

INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)

(in thousands of dollars)

	Nine Months Ended September 30,
	2012			2011
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
Savings deposits	$192,969	$530	0.37%	$166,740	$686	0.55%
Interest bearing checking accounts	992,045	7,139	0.96	844,488	7,994	1.27
Time deposits:
In denominations under $100,000	395,807	5,384	1.82	348,557	5,125	1.97
In denominations over $100,000	562,157	6,299	1.50	630,820	7,063	1.50
Miscellaneous short-term borrowings	117,002	329	0.38	147,263	477	0.43
Long-term borrowings and subordinated debentures	45,966	1,198	3.48	45,968	1,084	3.15

Total interest bearing liabilities	2,305,946	20,879	1.21%	2,183,836	22,429	1.37%

Noninterest bearing liabilities and stockholders' equity:
Demand deposits	348,280	0		302,170	0
Other liabilities	17,760	0		14,931	0
Stockholders' equity	284,496	0		256,829	0
Total liabilities and stockholders' equity	$2,956,482	$20,879		$2,757,766	$22,429

Net interest differential - yield on average daily earning assets		$68,013	3.34%		$70,514	3.60%

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;

INTEREST RATES AND INTEREST DIFFERENTIAL

(in thousands of dollars)

	Three Months Ended September 30,
	2012			2011
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$2,206,051	$25,803	4.65%	$2,150,201	$26,390	4.87%
Tax exempt (1)	9,406	164	6.93	9,806	170	6.88
Investments: (1)
Available for sale	475,899	3,074	2.57	457,360	4,254	3.69
Short-term investments	24,595	6	0.10	12,082	3	0.10
Interest bearing deposits	2,367	10	1.68	10,849	15	0.55

Total earning assets	2,718,318	29,057	4.25%	2,640,298	30,832	4.63%

Nonearning assets:
Cash and due from banks	165,790	0		77,111	0
Premises and equipment	35,043	0		31,203	0
Other nonearning assets	93,258	0		93,763	0
Less allowance for loan losses	(52,046)	0		(52,184)	0

Total assets	$2,960,363	$29,057		$2,790,191	$30,832

(1)	Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2012 and 2011. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.
(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended September 30, 2012 and 2011, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;

INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)

(in thousands of dollars)

	Three Months Ended September 30,
	2012			2011
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
Savings deposits	$197,322	$160	0.32%	$169,281	$239	0.56%
Interest bearing checking accounts	981,770	2,174	0.88	850,343	2,769	1.29
Time deposits:
In denominations under $100,000	388,516	1,684	1.72	360,060	1,773	1.95
In denominations over $100,000	559,855	1,971	1.40	618,718	2,309	1.48
Miscellaneous short-term borrowings	112,722	112	0.40	147,771	159	0.43
Long-term borrowings and subordinated debentures	45,966	399	3.45	45,967	361	3.12

Total interest bearing liabilities	2,286,151	6,500	1.13%	2,192,140	7,610	1.38%

Noninterest bearing liabilities and stockholders' equity:
Demand deposits	364,579	0		317,921	0
Other liabilities	18,120	0		15,670	0
Stockholders' equity	291,513	0		264,460	0
Total liabilities and stockholders' equity	$2,960,363	$6,500		$2,790,191	$7,610

Net interest differential - yield on average daily earning assets		$22,557	3.30%		$23,222	3.48%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, provisions for loan losses of $1.3 million and $0 were recorded during the nine-month and three-month periods ended September 30, 2012, versus provisions of $10.9 million and $2.4 million recorded during the same periods of 2011. Factors impacting the provision included the amount and status of classified and watch list credits, the level of charge-offs, management’s overall view on current credit quality and the regional and national economic conditions impacting credit quality, the amount and status of impaired loans, the amount and status of past due accruing loans (90 days or more), and overall loan growth as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

Noninterest income categories for the nine-month and three-month periods ended September 30, 2012 and 2011 are shown in the following table:

	Nine Months Ended
	September 30,
			Percent
	2012	2011	Change

Wealth advisory fees	$2,770	$2,613	6.0%
Investment brokerage fees	2,435	2,093	16.3
Service charges on deposit accounts	5,937	5,938	0.0
Loan, insurance and service fees	4,062	3,595	13.0
Merchant card fee income	902	775	16.4
Other income	1,614	1,380	17.0
Mortgage banking income	1,574	594	165.0
Net securities losses	(377)	(167)	125.7
Impairment on available-for-sale securities (includes total losses of $1,026 and $154, net of $0 and $0 recognized in other comprehensive income, pre-tax)	(1,026)	(154)	566.2
Total noninterest income	$17,891	$16,667	7.3%

	Three Months Ended
	September 30,
			Percent
	2012	2011	Change

Wealth advisory fees	$959	$866	10.7%
Investment brokerage fees	695	741	(6.2)
Service charges on deposit accounts	2,045	2,036	0.4
Loan, insurance and service fees	1,421	1,259	12.9
Merchant card fee income	297	253	17.4
Other income	669	362	84.8
Mortgage banking income	590	440	34.1
Net securities losses	(380)	(1)	N/A
Impairment on available-for-sale securities (includes total losses of $67 and $33, net of $0 and $0 recognized in other comprehensive income, pre-tax)	(67)	(33)	103.0
Total noninterest income	$6,229	$5,923	5.2%

Noninterest income increased $1.2 million and $306,000 respectively, for the nine-month and three-month periods ended September 30, 2012 versus the same periods in 2011. Mortgage banking income increased by $980,000 and $150,000, respectively, driven by a larger pipeline of refinance mortgage loans due to the continued low interest rate environment. Loan, insurance and service fees increased $467,000 and $162,000, respectively, driven by greater debit and credit card usage and ancillary fees. In addition, other income was positively impacted by gains on the sale of other real estate during the third quarter of 2012, versus write downs of other real estate during the third quarter of 2011. Noninterest income was negatively impacted by $380,000 in net losses on securities sales related to a strategic realignment in the investment portfolio, which included the sale of nine non-agency mortgage backed securities. The sale included all five of the non-agency mortgage backed securities on which the Company had previously recognized other-than-temporary impairment.

Noninterest Expense

Noninterest expense categories for the nine-month and three-month periods ended September 30, 2012 and 2011 are shown in the following table:

	Nine Months Ended
	September 30,
			Percent
	2012	2011	Change

Salaries and employee benefits	$26,007	$24,802	4.9%
Occupancy expense	2,519	2,373	6.2
Equipment costs	1,854	1,600	15.9
Data processing fees and supplies	3,044	2,820	7.9
Other expense	9,807	10,025	(2.2)
Total noninterest expense	$43,231	$41,620	3.9%

	Three Months Ended
	September 30,
			Percent
	2012	2011	Change

Salaries and employee benefits	$8,569	$8,611	(0.5)%
Occupancy expense	803	746	7.6
Equipment costs	641	536	19.6
Data processing fees and supplies	1,143	729	56.8
Other expense	3,146	2,857	10.1
Total noninterest expense	$14,302	$13,479	6.1%

The Company's noninterest expense increased $1.6 million and $823,000, respectively, in the nine-month and three-month periods ended September 30, 2012 versus the same periods of 2011. Salaries and employee benefits increased by $1.2 million and decreased $42,000, respectively, in the nine-month and three-month periods ended September 30, 2012 versus the same period of 2011. The increase in the nine month period was driven by staff additions, normal merit increases and employee health insurance increases. In addition, the Company’s performance based compensation expense increased due to performance versus corporate objectives and increased recognition levels. Other factors behind the increase in noninterest expense included higher data processing fees driven by a larger customer base as well as greater utilization of services priced on a per unit basis by the Company’s core processor, and higher equipment costs due to higher depreciation expense.

Income Tax Expense

Income tax expense increased $2.3 million, or 21.1%, for the first nine months of 2012, compared to the same period in 2011. The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, increased to 33.3% during the first nine months of 2012 compared to 33.0% during the same period of 2011. The combined tax expense decreased to 33.6% in the third quarter of 2012, versus 34.3% during the same period of 2011. The changes were driven by fluctuations in the percentage of revenue being derived from tax-advantaged sources in the nine-month and three-month periods of 2012, compared to the same periods in 2011.

CRITICAL ACCOUNTING POLICIES

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances which could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of mortgage servicing rights and the valuation and other-than-temporary impairment of investment securities. The Company’s critical accounting policies are discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

FINANCIAL CONDITION

Total assets of the Company were $2.952 billion as of September 30, 2012, an increase of $62.5 million, or 2.2%, when compared to $2.890 billion as of December 31, 2011.

Total cash and cash equivalents increased by $76.8 million, or 73.5%, to $181.4 million at September 30, 2012 from $104.6 million at December 31, 2011. The increase resulted from an increase in total deposits, primarily transaction accounts. In addition, the Company experienced seasonal reductions in agri-business loans as well as an anticipated reduction in the portfolio of commercial real estate loans.

Total securities available-for-sale increased by $13.9 million, or 3.0%, to $481.3 million at September 30, 2012 from $467.4 million at December 31, 2011. The increase was a result of a number of transactions in the securities portfolio. Securities purchases totaled $128.2 million. Offsetting this increase were securities paydowns totaling $78.7 million, securities sales totaling $27.9 million, maturities and calls of securities totaling $3.8 million, securities amortization net of accretion was $5.2 million and other-than-temporary impairment of $1.0 million was recognized on four non-agency residential mortgage-backed securities. In addition, the net unrealized gain of the securities portfolio increased by $2.2 million. The increase in fair market value was primarily driven by higher market values for agency residential mortgage-backed securities, due to the lower interest rate environment. The investment portfolio is generally managed to limit the Company’s exposure to risk by containing mostly mortgage-backed securities backed by the federal government, other securities which are either directly or indirectly backed by the federal government or a local municipal government and collateralized mortgage obligations rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. As of September 30, 2012, the Company had $7.0 million of non-agency residential mortgage-backed securities which were not backed by the federal government, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.

None of the five remaining non-agency residential mortgage backed securities were still rated AAA/Aaa as of September 30, 2012 by at least one of the rating agencies S&P, Moody’s and Fitch, however, none of the five have been downgraded to below investment grade by any of those rating agencies. On a monthly basis, the Company performs an analysis of the cash flows of these securities based on assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses. Based upon the initial analysis, securities may be identified for further analysis computing the net present value and comparing it to the book value to determine if there is any other-than-temporary impairment to be recorded. Based on the analyses as of September 30, 2012, there was no other-than-temporary-impairment or any unrealized loss on any of the five remaining non-agency residential mortgage backed securities.

Real estate mortgage loans held-for-sale increased by $3.8 million, or 127.1%, to $6.7 million at September 30, 2012 from $3.0 million at December 31, 2011. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the nine months ended September 30, 2012, $89.6 million in real estate mortgages were originated for sale and $85.3 million in mortgages were sold.

Total loans, excluding real estate mortgage loans held for sale, decreased by $30.3 million to $2.203 billion at September 30, 2012 from $2.234 billion at December 31, 2011. During the nine months ended September 30, 2012, the Company experienced seasonal reductions in agri-business loans as favorable commodity prices and overall performance resulted in strong results for these borrowers. In addition, the portfolio of commercial real estate was reduced through the anticipated and successful placement of interim project financings with long-term, non-bank institutional lenders. Management expects loan growth to be moderate as the economic recovery moves along. The portfolio breakdowns at both September 30, 2012 and December 31, 2011 reflected 85% commercial and industrial, including commercial real estate and agri-business, 13% residential real estate and home equity and 2% consumer loans.

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

Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors: application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – substandard, doubtful and loss. The regulations also contain a special mention category. Special mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management’s close attention. The Company’s policy is to establish a specific allowance for loan losses for any assets where management has identified conditions or circumstances that indicate an asset is impaired. If an asset or portion thereof is classified as loss, the Company’s policy is to either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. At September 30, 2012, on the basis of management’s review of the loan portfolio, the Company had loans totaling $150.1 million on the classified loan list versus $164.6 million on December 31, 2011, a decrease of 8.3%. As of September 30, 2012, the Company had $44.7 million of assets classified special mention, $106.1 million classified as substandard, $0 classified as doubtful and $0 classified as loss as compared to $35.4 million, $131.3 million, $0 and $0 at December 31, 2011. In addition, the Company has allocated $14.7 million and $15.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

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

Net recoveries totaled $96,000 in the third quarter of 2012, versus net charge-offs of $1.6 million during the third quarter of 2011 and $1.4 million during the second quarter of 2012.

The allowance for loan losses decreased 2.8%, or $1.5 million, from $53.4 million at December 31, 2011 to $51.9 million at September 30, 2012. Pooled loan allocations increased from $31.7 million at December 31, 2011 to $32.9 million at September 30, 2012, which was primarily a result of management’s overall view on current credit quality. Impaired loan allocations decreased $2.1 million from $18.3 million at December 31, 2011 to $16.2 million at September 30, 2012. This decrease in impaired allocations was primarily due to decreases in the allocations of existing impaired loans as well as reductions to the impaired loans category. The unallocated component of the allowance for loan losses decreased slightly from $3.4 million at December 31, 2011 to $3.0 million at September 30, 2012, based on management’s assessment of economic and other qualitative factors impacting the loan portfolio, including the ongoing general economic challenges in the Company’s market areas. While management has begun to see some positive trends, including general stabilization and a decline in watchlist credits and a decline in non-performing loans, management anticipates a continued slow recovery. Management believes the allowance for loan losses at September 30, 2012 was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not continue to improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Total impaired loans decreased by $2.2 million, or 3.5%, to $61.3 million at September 30, 2012 from $63.5 million at December 31, 2011. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in the aggregate for smaller-balance loans of similar nature such as residential mortgage, and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The decrease in the impaired loans category was primarily due to charge-offs of $3.0 million taken on four commercial credits. In addition, one commercial credit of $989,000 paid off. The following table summarizes nonperforming assets at September 30, 2012 and December 31, 2011.

	September 30,	December 31,
	2012	2011
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans including nonaccrual troubled debt restructured loans	$33,226	$39,425
Loans past due over 90 days and still accruing	109	52
Total nonperforming loans	$33,335	$39,477
Other real estate owned	681	2,075
Repossessions	5	33
Total nonperforming assets	$34,021	$41,585

Impaired loans including troubled debt restructurings	$61,294	$63,518

Nonperforming loans to total loans	1.51%	1.77%
Nonperforming assets to total assets	1.15%	1.44%

Nonperforming troubled debt restructured loans (included in nonaccrual loans)	$28,979	$34,272
Performing troubled debt restructured loans	26,106	22,177
Total troubled debt restructured loans	$55,085	$56,449

Total nonperforming assets decreased by $7.6 million, or 18.2%, to $34.0 million during the nine-month period ended September 30, 2012. The decrease was primarily due to the aforementioned charge-offs and pay-off as well as sales of other real estate owned. In addition, a commercial relationship consisting of two loans totaling $2.3 million was upgraded to performing status, although the loans are still considered impaired. The loan upgrades also shifted the two loans from the nonperforming troubled debt restructured loan category to the performing troubled debt restructured loan category.

Four commercial relationships represented 78.5% of total nonperforming loans. A $13.2 million commercial relationship consisting of four loans represents the largest exposure in the nonperforming category. The borrower is engaged in real estate development. Borrower collateral, including real estate and the personal guarantees of its principals, support the credit. The Company took a $1.7 million charge-off related to this credit in the fourth quarter of 2009, and no charge-offs were taken in 2010 or 2011. The Company took a $601,000 charge-off related to this credit in the first quarter of 2012.

A commercial relationship consisting of three loans totaling $7.1 million represented the second largest exposure in the nonperforming category. The borrower is engaged in commercial real estate development. Borrower collateral, including real estate and the personal guarantees of its principals, support the credit. The Company has not taken any charge-offs related to this credit.

A $3.9 million credit to a manufacturer tied to the housing industry represented the third largest exposure in the nonperforming category. The credit is accounted for as a troubled debt restructuring. Borrower collateral including real estate, receivables, inventory and equipment support the credit, however, there are no guarantors. The Company took a $906,000 charge-off related to this credit in 2008, and a $1.7 million charge-off related to this credit in the second quarter of 2012.

A commercial relationship consisting of three loans totaling $2.0 million represented the fourth largest exposure in the nonperforming category. The borrower is engaged in commercial real estate development. Borrower collateral, including real estate and the personal guarantees of its principals, support the credit. The Company has not taken any charge-offs related to this credit.

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

Total deposits increased by $63.4 million, or 2.6%, to $2.476 billion at September 30, 2012 from $2.413 billion at December 31, 2011. The increase resulted from increases of $58.5 million in public fund certificates of deposit of $100,000 or more, $42.7 million in interest bearing transaction accounts, $19.3 million in savings accounts, $12.4 million in certificates of deposit of $100,000 and over, $5.6 million in CDARS certificates of deposit and $849,000 in demand deposits. Offsetting these increases were decreases of $37.5 million in money market accounts, $30.4 million in brokered deposits and $8.0 million in other certificates of deposit.

Total short-term borrowings decreased by $23.4 million, or 16.5%, to $118.6 million at September 30, 2012 from $142.0 million at December 31, 2011. The decrease resulted primarily from decreases of $13.4 million in securities sold under agreements to repurchase. In addition, federal funds purchased decreased by $10.0 million.

Total equity increased by $21.7 million, or 7.9%, to $295.0 million at September 30, 2012 from $273.3 million at December 31, 2011. The increase in total equity resulted from net income of $26.8 million, plus the increase in the accumulated other comprehensive income of $1.5 million, less dividends of $8.1 million, plus $1.2 million in stock compensation expense, plus $323,000 for stock issued through options exercised (including tax benefit).

The FDIC’s risk-based capital regulations require that all insured banking organizations maintain an 8.0% total risk-based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk-based capital ratio and a 10.0% total risk-based capital ratio. As of September 30, 2012, the Bank had regulatory capital in excess of these minimum requirements with a Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 10.4%, 13.1% and 14.4%, respectively. The Federal Reserve also has established minimum regulatory capital requirements for bank holding companies. As of September 30, 2012, the Company had regulatory capital in excess of these minimum requirements with a Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 10.6%, 13.3% and 14.6%, respectively.

In June 2012, the federal bank regulatory agencies issued joint proposed rules that would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and change the risk-weightings of certain assets.  The proposed changes, if implemented, would be phased in from 2013 through 2019. The comment period on the proposed rules expired on October 22, 2012. Various community bank associations have provided comments for the regulatory agencies regarding the additional regulatory burdens the proposals would place on community banks, and it is currently uncertain when and in what form the proposed rules will ultimately be adopted. Management is currently assessing the effect of the proposed rules on the Company and the Bank's capital position and will continue to monitor developments with respect to the proposed rules.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2012. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the type of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. As of September 30, 2012, the Company’s potential pretax exposure was within the Company’s policy limit, and not significantly different from December 31, 2011.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2012, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

September 30, 2012

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 30, 2012 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

July 1-31	7,004	$27.29	0	$0
August 1-31	533	27.14	0	0
September 1-30	0	0	0	0

Total	7,537	$27.28	0	$0

(a)	The shares purchased during the periods were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares were purchased in the ordinary course of business and consistent with past practice.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and September 30, 2011; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and September 30, 2011; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011; and (v) Notes to Unaudited Consolidated Financial Statements.

*As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

September 30, 2012

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

(Registrant)

Date: November 7, 2012	/s/ Michael L. Kubacki
Michael L. Kubacki – Chief Executive Officer

Date: November 7, 2012	/s/ David M. Findlay
David M. Findlay –President
and Chief Financial Officer

Date: November 7, 2012	/s/ Teresa A. Bartman
Teresa A. Bartman – Senior Vice President-
Finance and Controller

