Form 10-K
period 2012-12-31
LAKELAND FINANCIAL CORP
filed 2013-03-04
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $414,093,925.

Number of shares of common stock outstanding at February 20, 2013: 16,424,481

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 9, 2013 are incorporated by reference into Part III hereof.

LAKELAND FINANCIAL CORPORATION
Annual Report on Form 10-K

PART I

ITEM 1. BUSINESS

The Company was incorporated under the laws of the State of Indiana on February 8, 1983. As used herein, the term “Company” refers to Lakeland Financial Corporation, or if the context dictates, Lakeland Financial Corporation and its wholly-owned subsidiary, Lake City Bank (the “Bank”), an Indiana state bank headquartered in Warsaw, Indiana. On December 18, 2006, LCB Investments II, Inc. was formed as a wholly-owned subsidiary of Lake City Bank, incorporated in Nevada, and it began managing a portion of the Bank’s investment portfolio in January 2007. On December 21, 2006, LCB Funding, Inc., a real estate investment trust, incorporated in Maryland, was formed as a wholly-owned subsidiary of LCB Investments II. On December 28, 2012, LCB Risk Management, Inc., a captive insurance company incorporated in Nevada, was formed as a wholly owned subsidiary of the Company. All intercompany transactions and balances are eliminated in consolidation.

General

Company’s Business. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended. The Company owns all of the outstanding stock of the Bank, a full-service commercial bank organized under Indiana law. The Bank has a wholly-owned subsidiary, LCB Investments II, Inc., which manages a portion of the Bank’s investment portfolio. The Company conducts no business except that incident to its ownership of the outstanding stock of the Bank and the operation of the Bank.

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s activities cover all phases of commercial banking, including checking accounts, savings accounts, time deposits, the sale of securities under agreements to repurchase, commercial, real estate and agricultural lending, direct and indirect consumer lending, commercial and residential real estate mortgage lending, retail and merchant credit card services, corporate treasury management services, retirement services, safe deposit box service and wealth advisory, trust and brokerage services.

The Bank’s main banking office is located at 202 East Center Street, Warsaw, Indiana. As of December 31, 2012, the Bank had 45 offices in thirteen counties throughout Northern and Central Indiana.

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

The Bank competes for loans principally through a high degree of customer contact, timely loan request review and decision-making, market-driven competitive loan pricing and by leveraging the Bank’s reputation throughout the region. The Bank believes that its convenience, quality service and high-touch, responsive approach to banking enhances its ability to compete favorably in attracting and retaining individual and business customers. The Bank actively solicits deposit-related customers and competes for customers by offering personal attention, professional service and competitive interest rates. The interest rates for both deposits and loans, as well as the range of services provided, are consistent with those of most banks competing within the Bank’s service area.

Market Overview. While the Company operates in thirteen counties, it currently defines operations by five primary geographical markets:  the South Region, which includes Kosciusko County and portions of contiguous counties; the North Region, which includes portions of Elkhart and St. Joseph Counties; the Central Region, which includes portions of Elkhart County and contiguous counties; the East Region, which includes Allen County and contiguous counties; and the Indianapolis Region, which includes the metropolitan market of Indianapolis, including primarily Marion and Hamilton Counties. The South Region includes the city of Warsaw, which is the location of the Company’s headquarters. The Company has had a presence in the South Region since 1872. It has been in the North and Central Regions, which includes the cities of Elkhart, South Bend and Goshen, since 1990. The Company opened its first office in the East Region, which includes the cities of Fort Wayne and Auburn, in 1999. The Company operated a loan production office in the Indianapolis market, from 2006 to 2011 and opened a full service office there in late 2011.

The Company believes that these are well-established regions that have similar economic characteristics. The Company has sought to diversify its business activities throughout its markets, which include a mix of industrial and service companies, with no business or industry concentrations within both individual markets and combined markets. Furthermore, no single industry or employer dominates any of the markets. Indianapolis represents the largest population center served by the Company’s full-service branch system with a population of 820,000, according to 2010 U.S. Census Bureau data. Fort Wayne, with a 2010 population of 254,000 is the second largest city served by the Company. South Bend, with a 2010 population of 101,000, is the third largest city served by the Company. Elkhart, with a 2010 population of 51,000, is the fourth largest city that the Company currently serves. As a result of the presence of offices in thirteen counties that are widely dispersed, no single city or industry represents an undue concentration. In addition, the Indianapolis market represents a substantial future opportunity given its position as the largest metropolitan market in the state.

Expansion Strategy. The Company is an Indiana institution serving primarily Indiana clients with some Michigan clients due to the closeness to the state line of our market area in Northern Indiana. Since 1990, the Company has expanded from 17 offices in four Indiana counties to 45 branches in thirteen Indiana counties primarily through de novo branching. During this period, the Company has grown its assets from $286 million to $3.1 billion, an increase of 971%. Mergers and acquisitions have not played a substantive role in this growth as the Company’s expansion strategy has been driven primarily by organic growth. Since the decision to expand outside of the four-county home market in 1990, the Company has targeted growth in larger cities located in the Northern Indiana market and Indianapolis in Central Indiana. In 1990, the Company began an expansion strategy that the Company believes has created a well-established presence in the region directly north of the Company’s home market. This expansion was focused on the cities of Elkhart, South Bend and Goshen. In 1999, the Company expanded to the east and opened the first office in the Fort Wayne market. In 2006, the Company established a loan production office in the Indianapolis market and opened its first full service office there in late 2011.

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

While this overall expansion strategy has been guided by a focus on larger communities in Indiana, it has also been influenced by the competitive landscape in these markets. As the historically prominent community banks in these markets were acquired, in most cases by large out-of-state institutions, the Company believes that the Bank’s traditional community banking strategy has become highly relevant and provides a competitive advantage to the Company because of the Bank’s strong ties to the communities in which it operates.

The Company believes that another benefit of this geographic expansion strategy into larger population centers is that the Company is exposed to more well-established and diverse economic regions. While the Company has historically operated within the relatively small Northern geographic region of the state, the Company’s expansion strategy has provided borrower diversification within a fairly diverse economic region. Further, the geographical diversification ensures that no single industry or employer dominates the Company’s markets. In addition, the Company believes that the Indianapolis market represents a substantial opportunity for growth given its position as the largest metropolitan market in the state. Like previous market expansions, the Company believes the Indianapolis market will provide future business opportunities as the competitive landscape in the market changes to the Company’s advantage.

The Company also considers opportunities beyond current markets when the Company’s board of directors (the “Board of Directors”) and management believe that the opportunity will provide a desirable strategic fit without posing undue risk. The Company does not currently have any definitive understandings or agreements for any acquisitions or de novo expansion.

Products and Services. The Company is a full-service commercial bank and provides commercial, retail, wealth advisory, trust and investment management services to its customers. Commercial products include commercial loans and technology-driven solutions to commercial customers’ treasury management needs such as internet business banking and on-line treasury management services in addition to retirement services and health savings account services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans, including indirect automotive financing. The Company provides credit card services to retail and commercial customers through an outsourced retail card program and merchant processing activity. The Company provides wealth advisory clients with traditional personal and corporate trust and investment services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance.

Competition

The Bank competes with other local and regional banks in addition to major banks for large commercial deposit and loan accounts. Pricing competition in the commercial lending business became increasing more intense in 2012 and the Bank believes that this competitive environment will continue in 2013. Low organic loan demand is the primary driver of this intense competition. Conversely, pricing competition for commercial and retail deposits has not been significant, and overall deposit rates are at historic lows. As of December 31, 2012, the Bank was subject to an aggregate maximum loan limit to any single account pursuant to Indiana law of $54.2 million. The Bank currently enforces an internal maximum loan limit of $25.0 million, which is less than the amount permitted by law. The Bank does occasionally make loans greater than this internal maximum limit of $25.0 million in situations where the financial strength of the borrower and the nature of the Bank’s relationship with the borrower support such extensions of credit. Loans that exceed the internal maximum loan limit are subject to the approval of the Board of Directors and are subject to significant internal analysis prior to such board approval. In addition, in situations where a loan request that exceeds this internal maximum loan limit, the Bank also has the option to participate a portion of the loan to another financial institution. In the event this were to occur, the Bank maintains relationships with other financial institutions and may participate with such banks in the placement of large borrowings in excess of its lending limit, although the Bank typically does not participate in such arrangements. The Bank is also a member of the Federal Home Loan Bank of Indianapolis (the “FHLB”) in order to provide additional funding, as necessary, to support funding requests and to broaden its mortgage lending and investment activities.

In addition to the banks located within its service area, the Bank also competes with savings and loan associations, credit unions, farm credit services, finance companies, personal loan companies, insurance companies, money market fund, and other non-depository financial intermediaries. Also, financial intermediaries such as money market mutual funds and large retailers are not subject to the same regulations and laws that govern the operation of traditional depository institutions like the Bank and, accordingly, may have an advantage in competing for funds.

Foreign Operations

The Company has no investments with any foreign entity other than one nominal demand deposit account, which is maintained with a Canadian bank in order to facilitate the clearing of checks drawn on banks located in other countries. There are no foreign loans.

Employees

At December 31, 2012, the Company, including its subsidiaries, had 493 full-time equivalent employees. Benefit programs include a 401(k) plan, group medical, dental and vision insurance, group life insurance and paid vacations. The Company also maintained a defined benefit pension plan which, effective April 1, 2000, was frozen and employees can no longer accrue new benefits under that plan. The Company also has an equity incentive plan under which stock-based incentives and compensation may be granted to employees and directors and an employee deferred compensation plan available to certain employees. The Bank is not a party to any collective bargaining agreement, and employee relations are considered good.

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

•	possible strengthening of our capital requirements required by Basel III;

•	changes in the scope and cost of FDIC insurance, the state of Indiana’s Public Deposit Insurance Fund and other coverages;

•	changes in accounting policies, rules and practices;

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

Internet Website

The Company maintains an internet site at www.lakecitybank.com. The Company makes available free of charge on this site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”). All such documents filed with the SEC are also available for free on the SEC’s website (www.sec.gov). The Company’s Articles of Incorporation, Bylaws, Code of Conduct and the charters of its various committees of the Board of Directors are also available on the website.

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Indiana Department of Financial Institutions (the “DFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the newly-created Bureau of Consumer Financial Protection (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the SEC and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These federal and state laws, and the regulations of the bank regulatory authorities issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends. Moreover, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that has allowed the U.S. Department of the Treasury (the “Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which Treasury invests.

In addition, the Company and Bank are subject to regular examination by their respective regulatory authorities, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

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

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, certain aspects of which are described below in more detail. The Dodd-Frank Act creates new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifts certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products. In particular, and among other things, the Dodd-Frank Act: creates the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrows the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposes more stringent capital requirements on bank holding companies and subjects certain activities, including interstate mergers and acquisitions, to heightened capital conditions; significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property; restricts the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; requires the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards to be determined by regulation; creates a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; provides for enhanced regulation of advisers to private funds and of the derivatives markets; enhances oversight of credit rating agencies; and prohibits banking agency requirements tied to credit ratings.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but there remain a number that have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company and the Bank will continue to evaluate the effect of the changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

The Increasing Regulatory Emphasis on Capital

The Company is subject to various regulatory capital requirements administered by the federal and state banking regulators noted above. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), the Company must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classifications are also subject to judgments by the regulators regarding qualitative components, risk weightings and other factors.

While capital has historically been one of the key measures of the financial health of both bank holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis, as the regulators have recognized that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, will ultimately establish strengthened capital standards for banks and bank holding companies, will require more capital to be held in the form of common stock and will disallow certain funds from being included in capital determinations. Once fully implemented, these provisions will represent regulatory capital requirements that are meaningfully more stringent than those in place currently.

Company and Bank Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and were able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions. As a consequence, over a phase-in period of three years, the components of holding company permanent capital known as “Tier 1 capital” are being restricted to capital instruments that are considered to be Tier 1 capital for insured depository institutions. A result of this change is that the proceeds of trust preferred securities are being excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. Because the Company has assets of less than $15 billion, it is able to maintain our trust preferred proceeds as Tier 1 capital but will have to comply with new capital mandates in other respects, and will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities. In addition, the Basel III proposal, discussed below, includes a phase-out of trust preferred securities for all bank holding companies, including the Company.

Under current federal regulations, the Bank is subject to, and, after the phase-in period, the Company will be subject to, the following minimum capital standards:

•	a leverage requirement, consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•
a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For this purpose, “Tier 1 capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships).  Total capital consists primarily of Tier 1 capital plus “Tier 2 capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 capital, and a portion of the Bank’s allowance for loan and leases losses.

The capital standards described above are minimum requirements. Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept brokered deposits. Under the capital regulations of the Federal Reserve, in order to be “well-capitalized,” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater. The Federal Reserve’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity.

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

As of December 31, 2012: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by Federal Reserve regulations. As of December 31, 2012, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act capital requirements.

Basel III. The current risk-based capital guidelines described above, which apply to the Bank and are being phased in for the Company, are based upon the 1988 capital accord  known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis. Basel III requires, among other things:

•	a new required ratio of minimum common equity equal to 4.5%,

•	an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 6% of total assets, and

•	a continuation of the current minimum required amount of total capital at 8%.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in common equity attributable to a capital conservation buffer to be phased in over three years. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the ratios depicted above to 7% for common equity, 8.5% for Tier 1 capital and 10.5% for total capital.

On June 12, 2012, the federal banking regulators (the Office of the Comptroller of the Currency, the Federal Reserve and the FDIC) (the “Agencies”) formally proposed for comment, in three separate but related proposals, rules to implement Basel III in the United States. The proposals are: (i) the “Basel III Proposal,” which applies the Basel III capital framework to almost all U.S. banking organizations; (ii) the “Standardized Approach Proposal,” which applies certain elements of the Basel II standardized approach for credit risk weightings to almost all U.S. banking organizations; and (iii) the “Advanced Approaches Proposal,” which applies changes made to Basel II and Basel III in the past few years to large U.S. banking organizations subject to the advanced Basel II capital framework. The comment period for these notices of proposed rulemaking ended October 22, 2012.

The Basel III Proposal and the Standardized Approach Proposal are expected to have a direct impact on the Company and the Bank. The Basel III Proposal is applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). There will be separate phase-in/phase-out periods for: (i) minimum capital ratios; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; (iv) capital conservation and countercyclical capital buffers; (v) a supplemental leverage ratio for advanced approaches banks; and (vi) changes to the FDIC’s prompt corrective action rules.

The criteria in the U.S. proposal for common equity and additional Tier 1 capital instruments, as well as Tier 2 capital instruments, are broadly consistent with the Basel III criteria. A number of instruments that now qualify as Tier 1 capital will not qualify, or their qualification will change, if the Basel III Proposal becomes final. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, which the Company may retain under the Dodd-Frank Act, will no longer qualify as Tier 1 capital of any kind. Noncumulative perpetual preferred stock, which now qualifies as simple Tier 1 capital, would not qualify as common equity Tier 1 capital, but would qualify as additional Tier 1 capital.

In addition to the changes in capital requirements included within the Basel III Proposal, the Standardized Approach Proposal revises a large number of the risk weights (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the proposal requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. For example, under the current risk-weighting rules, residential mortgages have a risk weighting of 50%. Under the proposed new rules, two categories of residential mortgage lending would be created: (i) traditional lending would be category 1, where the risk weights range from 35 to 100%; and (ii) nontraditional loans would fall within category 2, where the risk weights would range from 50 to 150%. There is concern in the U.S. that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products will increase costs to consumers and reduce their access to mortgage credit.

In addition, there is significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). The proposed treatment of AOCI would require unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects. There is concern that this treatment would introduce capital volatility, due not only to credit risk but also to interest rate risk, and affect the composition of firms’ securities holdings.

While the Basel III accord called for national jurisdictions to implement the new requirements beginning January 1, 2013, in light of the volume of comments received by the Agencies and the concerns expressed above, the Agencies have indicated that the commencement date for the proposed Basel III rules has been delayed and it is unclear when the Basel III regime, as it may be implemented by final rules, will become effective in the United States.

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

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “—The Increasing Regulatory Importance of Capital” above.

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

Financial Holding Company Regulation. Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. We have elected (and the Federal Reserve has accepted our election) to operate as a financial holding company.

In order to become and maintain our status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, the company will not be able to commence any new financial activities or acquire a company that engages in such activities.

Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, as affected by the Dodd-Frank Act and Basel III.  For a discussion of capital requirements, see “—The Increasing Regulatory Importance of Capital” above.

U.S. Government Investment in Bank Holding Companies. Events in the U.S. and global financial markets in 2008 and 2009, including deterioration of the worldwide credit markets, created significant challenges for financial institutions throughout the country. In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Financial institutions participating in certain of the programs established under the EESA are required to adopt Treasury’s standards for executive compensation and corporate governance.

On October 14, 2008, Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions. This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”). Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  In conjunction with the purchase of the CPP Preferred Stock, the Treasury received warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment.

The Company participated in the CPP, but, as approved by the Federal Reserve and Treasury, in June 2010, the Company redeemed all 56,044 shares of CPP Preferred Stock held by the Treasury. The TARP Warrant was then sold at suction to a third party in 2011.

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

As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company should eliminate, defer or significantly reduce the dividends if:  (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

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

The Bank

General. The Bank is an Indiana-chartered bank, the deposit accounts of which are insured by the DIF to the maximum extent provided under federal law and FDIC regulations. The Bank is also a member of the Federal Reserve System (a “member bank”). As an Indiana-chartered, FDIC-insured member bank, the Bank is presently subject to the examination, supervision, reporting and enforcement requirements of the DFI, the chartering authority for Indiana banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of the DIF.

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

Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC is given until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Although the legislation provided that non-interest bearing transaction accounts had unlimited deposit insurance coverage, that program ended on December 31, 2012.

FICO Assessments. The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2012, the FICO assessment rate was approximately 0.0066%, which reflects the change from an assessment base computed on deposits to an assessment base computed on assets as required by the Dodd-Frank Act.

Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI. The amount of the assessment is calculated on the basis of the bank’s total assets. During the year ended December 31, 2012, the Bank paid supervisory assessments to the DFI totaling $211,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Increasing Regulatory Importance of Capital” above.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2012. As of December 31, 2012, approximately $43.4 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of any dividends by the Bank if the Federal Reserve determines such payment would constitute an unsafe or unsound practice.

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

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized and well-managed banks to establish new branches across state lines without these impediments.

State Bank Investments and Activities. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Indiana law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Transaction Account Reserves. Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2013: the first $12.4 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $12.4 million to $79.5 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $79.5 million, the reserve requirement is $2,013,000 plus 10% of the aggregate amount of total transaction accounts in excess of $79.5 million. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

Consumer Financial Services

There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.

Ability-to-Repay Requirement and Qualified Mortgage Rule. The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending. First, it significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property and augments federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” Most significantly, the new standards limit the total points and fees that the Bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability-to-repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

On January 10, 2013, the CFPB issued a final rule, effective January 10, 2014, that implements the Dodd-Frank Act’s ability-to-repay requirements, and clarifies the presumption of compliance for “qualified mortgages.”  In assessing a borrower’s ability to repay a mortgage-related obligation, lenders generally must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.

Further, the final rule also clarifies that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the monthly payment must be calculated on the highest payment that will occur in the first five years of the loan, and the borrower’s total debt-to-income ratio generally may not be more than 43%. The final rule also provides that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership) or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provides for a rebuttable presumption of lender compliance for those loans. The final rule also applies the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibits prepayment penalties (subject to certain exceptions) and sets forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.

Changes to Mortgage Loan Originator Compensation. Effective April 2, 2011, previously existing regulations concerning the compensation of mortgage loan originators were amended. As a result of these amendments, mortgage loan originators may not receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan. Further, the new standards limit the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans to 3.9% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both. These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.

Foreclosure and Loan Modifications. Federal and state laws further impact foreclosures and loan modifications, with many of such laws having the effect of delaying or impeding the foreclosure process on real estate secured loans in default. Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the U.S. Bankruptcy Code. In recent years, legislation has been introduced in the U.S. Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not presently proposed. The scope, duration and terms of potential future legislation with similar effect continue to be discussed. The Company cannot predict whether any such legislation will be passed or the impact, if any, it would have on our business.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	2012			2011
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$2,206,600	$102,749	4.66%	$2,137,748	$104,936	4.91%
Tax exempt (1)	9,531	660	6.93	10,298	700	6.80

Investments: (1)
Available for sale	477,010	12,498	2.62	447,620	17,686	3.95

Short-term investments	25,299	24	0.09	17,830	23	0.13

Interest bearing deposits	2,343	44	1.88	28,662	131	0.46

Total earning assets	2,720,783	115,975	4.26%	2,642,158	123,476	4.67%

Nonearning assets:
Cash and due from banks	178,322	0		74,854	0

Premises and equipment	34,945	0		31,260	0

Other nonearning assets	94,984	0		94,741	0

Less allowance for loan losses	(52,795)	0		(50,243)	0

Total assets	$2,976,239	$115,975		$2,792,770	$123,476

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2012 and 2011. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2012 and 2011, are included as taxable loan interest income.

(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	2011			2010
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$2,137,748	$104,936	4.91%	$2,046,974	$104,205	5.09%
Tax exempt (1)	10,298	700	6.80	2,235	122	5.46

Investments: (1)
Available for sale	447,620	17,686	3.95	430,615	20,453	4.75

Short-term investments	17,830	23	0.13	35,080	59	0.17

Interest bearing deposits	28,662	131	0.46	7,456	61	0.82

Total earning assets	2,642,158	123,476	4.67%	2,522,360	124,900	4.95%

Nonearning assets:
Cash and due from banks	74,854	0		48,398	0

Premises and equipment	31,260	0		29,291	0

Other nonearning assets	94,741	0		90,900	0

Less allowance for loan losses	(50,243)	0		(38,325)	0

Total assets	$2,792,770	$123,476		$2,652,624	$124,900

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2011 and 2010. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2011 and 2010, are included as taxable loan interest income.

(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	2012			2011
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$195,666	$697	0.36%	$168,470	$930	0.55%

Interest bearing checking accounts	1,002,418	9,012	0.90	879,295	10,569	1.20

Time deposits:
In denominations under $100,000	389,894	6,885	1.77	356,286	6,960	1.95
In denominations over $100,000	563,116	8,073	1.43	611,389	9,276	1.52

Miscellaneous short-term borrowings	119,314	441	0.37	145,306	612	0.42

Long-term borrowings and
subordinated debentures (1)	45,967	1,590	3.46	45,968	1,465	3.19

Total interest bearing liabilities	2,316,375	26,698	1.15%	2,206,714	29,812	1.35%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	354,101	0		310,524	0

Other liabilities	17,897	0		15,197	0

Stockholders' equity	287,866	0		260,335	0

Total liabilities and stockholders'
equity	$2,976,239	$26,698		$2,792,770	$29,812

Net interest differential - yield on
average daily earning assets		$89,277	3.28%		$93,664	3.54%

(1)	Long-term borrowings and subordinated debentures interest expense was reduced by interest capitalized on construction in process for 2011.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	2011			2010
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$168,470	$930	0.55%	$121,844	$816	0.67%

Interest bearing checking accounts	879,295	10,569	1.20	709,002	8,576	1.21

Time deposits:
In denominations under $100,000	356,286	6,960	1.95	322,479	7,283	2.26
In denominations over $100,000	611,389	9,276	1.52	712,859	11,332	1.59

Miscellaneous short-term borrowings	145,306	612	0.42	171,500	727	0.42

Long-term borrowings and
subordinated debentures (1)	45,968	1,465	3.19	69,667	2,138	3.07

Total interest bearing liabilities	2,206,714	29,812	1.35%	2,107,351	30,872	1.46%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	310,524	0		266,424	0

Other liabilities	15,197	0		15,988	0

Stockholders' equity	260,335	0		262,861	0

Total liabilities and stockholders'
equity	$2,792,770	$29,812		$2,652,624	$30,872

Net interest differential - yield on
average daily earning assets		$93,664	3.54%		$94,028	3.73%

(1)	Long-term borrowings and subordinated debentures interest expense was reduced by interest capitalized on construction in process for 2011 and 2010.

ANALYSIS OF CHANGES IN INTEREST DIFFERENTIALS
(fully taxable equivalent basis)
(in thousands of dollars)

YEAR ENDED DECEMBER 31,

	2012 Over (Under) 2011 (1)			2011 Over (Under) 2010 (1)
	Volume	Rate	Total	Volume	Rate	Total
INTEREST AND LOAN FEE INCOME (2)
Loans:
Taxable	$3,313	$(5,500)	$(2,187)	$4,530	$(3,799)	$731
Tax exempt	(53)	13	(40)	541	37	578
Investments:
Available for sale	1,097	(6,285)	(5,188)	782	(3,549)	(2,767)

Short-term investments	8	(7)	1	(24)	(12)	(36)

Interest bearing deposits	(206)	119	(87)	107	(37)	70

Total interest income	4,159	(11,660)	(7,501)	5,936	(7,360)	(1,424)

INTEREST EXPENSE
Savings deposits	133	(366)	(233)	275	(161)	114
Interest bearing checking accounts	1,347	(2,904)	(1,557)	2,047	(54)	1,993

Time deposits:
In denominations under $100,000	625	(700)	(75)	718	(1,041)	(323)
In denominations over $100,000	(709)	(494)	(1,203)	(1,557)	(499)	(2,056)

Miscellaneous short-term borrowings	(102)	(69)	(171)	(111)	(4)	(115)

Long-term borrowings and
subordinated debentures	0	125	125	(752)	79	(673)

Total interest expense	1,294	(4,408)	(3,114)	620	(1,680)	(1,060)

INCREASE (DECREASE) IN
INTEREST DIFFERENTIALS	$2,865	$(7,252)	$(4,387)	$5,316	$(5,680)	$(364)

(1)
The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2012, 2011 and 2010. The changes in volume represent "changes in volume times the old rate". The changes in rate represent "changes in rate times the old volume". The changes in rate/volume were also calculated by "change in rate times change in volume" and allocated consistently based upon the relative absolute values of the changes in volume and changes in rate.

(2)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2012, 2011 and 2010. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.

ANALYSIS OF INVESTMENT PORTFOLIO
(in thousands of dollars)

The amortized cost and the fair value of securities as of December 31, 2012, 2011 and 2010 were as follows:

	2012		2011		2010
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Treasury securities	$1,002	$1,037	$1,003	$1,055	$1,004	$1,036
U.S. Government sponsored agencies	5,026	5,304	5,033	5,277	0	0
Agency residential mortgage-backed securities	359,326	365,644	342,036	350,102	299,266	308,851
Non-agency residential mortgage-backed securities	6,211	6,453	34,241	32,207	68,578	62,773
State and municipal securities	83,263	88,583	73,467	78,750	69,059	69,960

Total debt securities available for sale	$454,828	$467,021	$455,780	$467,391	$437,907	$442,620

At year-end 2012, 2011 and 2010, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity. See Note 2 for more information on these investments.

ANALYSIS OF INVESTMENT PORTFOLIO (cont.)
(fully tax equivalent basis)
(in thousands of dollars)

The weighted average yields and maturity distribution for debt securities portfolio at December 31, 2012, were as follows:

		After One	After Five
	Within	Year	Years	Over
	One	Within	Within Ten	Ten
	Year	Five Years	Years	Years

Securities available for sale:

U.S. Treasury securities
Fair value	$0	$1,037	$0	$0
Yield	0%	2.26%	0%	0%

U.S. Government sponsored agencies
Fair value	$0	$5,304	$0	$0
Yield	0%	2.25%	0%	0%

Agency residential mortgage-backed securities
Fair value	$224	$2,151	$69,790	$293,479
Yield	5.02%	5.06%	1.61%	2.61%

Non-agency residential mortgage-backed securities
Fair value	$0	$0	$2,542	$3,911
Yield	0%	0%	5.23%	5.51%

State and municipal securities
Fair value	$2,213	$19,892	$39,017	$27,461
Yield	3.30%	5.23%	4.54%	4.41%

Total debt securities available for sale:
Fair value	$2,437	$28,384	$111,349	$324,851
Yield	3.46%	4.55%	2.72%	2.80%

ANALYSIS OF LOAN PORTFOLIO
Analysis of Loans Outstanding
(in thousands of dollars)

As a result of FASB ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, the Company has revised this table for the years ending December 31, 2012, 2011, 2010 and 2009 in order to present the data with greater granularity. This disaggregation will be substantially the same as those used in disclosures of credit quality. The loan portfolio by class as of December 31, 2012, 2011, 2010 and 2009 was as follows:

	2012	2011	2010	2009
Commercial and industrial loans:
Working capital lines of credit loans	$439,638	$373,768	$281,546	$235,202
Non-working capital loans	407,184	377,388	384,138	394,408
Total commercial and industrial loans	846,822	751,156	665,684	629,610

Commercial real estate and multi-family residential loans:
Construction and land development loans	82,494	82,284	106,980	166,959
Owner occupied loans	358,617	346,669	329,760	348,904
Nonowner occupied loans	314,889	385,090	355,393	257,373
Multifamily loans	45,011	38,477	24,158	26,558
Total commercial real estate and multi-family residential loans	801,011	852,520	816,291	799,794

Agri-business and agricultural loans:
Loans secured by farmland	109,147	118,224	111,961	112,241
Loans for agricultural production	115,572	119,705	117,518	82,765
Total agri-business and agricultural loans	224,719	237,929	229,479	195,006

Other commercial loans	56,807	58,278	38,778	30,497
Total commercial loans	1,929,359	1,899,883	1,750,232	1,654,907

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	109,823	106,999	103,118	117,619
Open end and junior lien loans	161,366	175,694	182,325	174,641
Residential construction and land development loans	11,541	5,462	4,140	7,471
Total consumer 1-4 family mortgage loans	282,730	288,155	289,583	299,731

Other consumer loans	45,755	45,999	51,123	59,179
Total consumer loans	328,485	334,154	340,706	358,910
Subtotal	2,257,844	2,234,037	2,090,938	2,013,817
Less: Allowance for loan losses	(51,445)	(53,400)	(45,007)	(32,073)
Net deferred loan fees	(324)	(328)	(979)	(1,807)
Loans, net	$2,206,075	$2,180,309	$2,044,952	$1,979,937

The residential construction and land development loans class included construction loans totaling $10,697, $4,254, $2,569 and $5,790 as of December 31, 2012, 2011, 2010 and 2009. The Bank generally sells conforming mortgage loans which it originates on the secondary market. These loans generally represent mortgage loans that are made to clients with long-term or substantial relationships with the Bank on terms consistent with secondary market requirements. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.

ANALYSIS OF LOAN PORTFOLIO (cont.)
Analysis of Loans Outstanding (cont.)
(in thousands of dollars)

The loan portfolio by basic segment as of December 31, 2008 was as follows:

2008
Commercial loans:
Taxable	$1,522,523
Tax exempt	10,493

Total commercial loans	1,533,016

Residential real estate mortgage loans	117,230

Installment loans	51,174

Line of credit and credit card loans	132,147

Subtotal loans	1,833,567

Less: Allowance for loan losses	(18,860)
Net deferred loan (fees)/costs	(233)

Net loans	$1,814,474
The residential real estate mortgage loan portfolio included construction loans totaling $6,468 as of December 31, 2008. The Bank generally sells conforming mortgage loans which it originates on the secondary market. These loans generally represent mortgage loans that are made to clients with long-term or substantial relationships with the Bank on terms consistent with secondary market requirements. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.

ANALYSIS OF LOAN PORTFOLIO (cont.)
Analysis of Loans Outstanding (cont.)
(in thousands of dollars)

Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2012.

		Residential
		Real
		Estate		Line of
	Commercial	Mortgage	Installment	Credit	Total	Percent

Original maturity of one day	$0	$0	$0	$0	$0	0.00%

Other within one year	1,080,050	24,768	13,149	7,155	$1,125,122	49.83

After one year, within five years	739,139	46,546	21,937	20,561	$828,183	36.68

Over five years	125,232	18,573	2,524	127,381	$273,710	12.12

Nonaccrual loans	29,857	475	106	391	$30,829	1.37

Total loans	$1,974,278	$90,362	$37,716	$155,488	$2,257,844	100.00%

At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.

Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2012 amounted to $514,000 and $588,000.

ANALYSIS OF LOAN PORTFOLIO (cont.)
Review of Nonperforming Loans
(in thousands of dollars)

The following is a summary of nonperforming loans as of December 31, 2012, 2011, 2010, 2009 and 2008.

	2012	2011	2010	2009	2008
PART A - PAST DUE ACCRUING LOANS (90 DAYS OR MORE)

Residential real estate mortgage loans	$0	$52	$262	$0	$126

Commercial and industrial loans	50	0	56	0	81

Loans to individuals for household, family and
other personal expenditures	0	0	12	190	271

Loans to finance agriculture production and
other loans to farmers	0	0	0	0	0

Total past due loans	50	52	330	190	478

PART B - NONACCRUAL LOANS (1)

Residential real estate mortgage loans	475	714	845	1,373	757

Commercial and industrial loans	29,059	37,366	34,197	28,373	20,053

Loans to individuals for household, family and
other personal expenditures	497	492	266	0	0

Loans to finance agriculture production and
other loans to farmers	798	853	1,283	772	0

Total nonaccrual loans	30,829	39,425	36,591	30,518	20,810

PART C - TROUBLED DEBT RESTRUCTURED LOANS	0	0	0	0	0

Total nonperforming loans	$30,879	$39,477	$36,921	$30,708	$21,288

(1) Includes nonaccrual troubled debt restructured loans.

Nonearning assets of the Company include nonperforming loans (as indicated above), nonaccrual investments and other real estate owned and repossessions, the total of which amounted to $31,569 and $41,584 at December 31, 2012 and 2011. In addition, the Company has $22,332 and $22,177 of troubled debt restructured loans performing under their modified terms at December 31, 2012 and 2011.

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

As of December 31, 2012, there were $30.8 million of loans on nonaccrual status and were also on impaired status. There were $58.9 million of loans classified as impaired.

TROUBLED DEBT RESTRUCTURED LOANS

Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced below market rates and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

As of December 31, 2012 there were $50.8 million of loans renegotiated as troubled debt restructurings and $5.7 million were modified in 2012. Of these loans, $28.5 million were excluded from troubled debt restructured loans in the previous table because they were included in nonaccrual loans. As of December 31, 2011 there were $56.4 million of loans renegotiated as troubled debt restructurings and $38.9 million were modified in 2011. Of these loans, $34.3 million were excluded from troubled debt restructured loans in the previous table because they were included in nonaccrual loans.

OTHER NONPERFORMING ASSETS

Nonperforming assets include nonperforming loans, nonaccrual investments and other real estate ownedand repossessions. Management is of the opinion that there are no significant foreseeable losses relating to nonperforming assets, except as discussed above in “Part B – Nonperforming Loans” and “Part C – Troubled Debt Restructured Loans”.

LOAN CONCENTRATIONS

There were no loan concentrations within industries not otherwise disclosed, which exceeded ten percent of total loans except commercial real estate and manufacturing. Commercial real estate was $644.0 million and manufacturing was $320.8 million at December 31, 2012. Nearly all of the Bank’s commercial, industrial, agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its basic service area.

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

Based upon these policies and objectives, $2.5 million, $13.8 million, $23.9 million, $21.2 million and $10.2 million were charged to the provision for loan losses and added to the allowance for loan losses in 2012, 2011, 2010, 2009 and 2008 respectively.

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

ANALYSIS OF LOAN PORTFOLIO (cont.)
Summary of Loan Loss
(in thousands of dollars)

The following is a summary of the loan loss experience for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

	2012	2011	2010	2009	2008

Amount of loans outstanding, December 31,	$2,257,520	$2,233,709	$2,089,959	$2,012,010	$1,833,335

Average daily loans outstanding during the year
ended December 31,	$2,216,131	$2,148,046	$2,049,209	$1,901,746	$1,665,024

Allowance for loan losses, January 1,	$53,400	$45,007	$32,073	$18,860	$15,801

Loans charged-off:
Commercial	5,172	5,553	10,215	7,251	6,726
Residential real estate	151	388	913	337	72
Installment	349	358	507	674	805
Credit cards and personal credit lines	250	530	107	249	3

Total loans charged-off	5,922	6,829	11,742	8,511	7,606

Recoveries of loans previously charged-off:
Commercial	1,177	1,201	546	337	147
Residential real estate	69	17	25	0	16
Installment	152	153	149	173	200
Credit cards and personal credit lines	20	51	9	12	95

Total recoveries	1,418	1,422	729	522	458

Net loans charged-off	4,504	5,407	11,013	7,989	7,148
Provision for loan loss charged to expense	2,549	13,800	23,947	21,202	10,207

Balance, December 31,	$51,445	$53,400	$45,007	$32,073	$18,860

Ratio of net charge-offs during the period to
average daily loans outstanding:
Commercial	0.18%	0.20%	0.47%	0.36%	0.40%
Residential real estate	0.00	0.02	0.04	0.02	0.00
Installment	0.01	0.01	0.02	0.03	0.04
Credit cards and personal credit lines	0.01	0.02	0.01	0.01	(0.01)

Total ratio of net charge-offs	0.20%	0.25%	0.54%	0.42%	0.43%

Ratio of allowance for loan losses to
nonperforming loans	166.60%	135.27%	121.90%	104.45%	88.59%

ANALYSIS OF LOAN PORTFOLIO (cont.)
Allocation of Allowance for Loan Losses
(in thousands of dollars)

As a result of FASB ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, the Company has revised this table for the years ending December 31, 2012, 2011 and 2010 in order to present the data consistent with the disclosures of credit quality. The following is a summary of the allocation for loan losses as of December 31, 2012, 2011, 2010, 2009 and 2008.

	2012		2011		2010
	Allowance	Loans as	Allowance	Loans as	Allowance	Loans as
	For	Percentage	For	Percentage	For	Percentage
	Loan	of Gross	Loan	of Gross	Loan	of Gross
	Losses	Loans	Losses	Loans	Losses	Loans
Allocated allowance for loan losses:
Commercial	$44,797	85.45%	$47,079	85.04%	$38,960	83.71%
Residential real estate	2,682	12.52	2,322	12.90	1,694	13.85
Consumer	609	2.03	645	2.06	682	2.44

Total allocated allowance for loan losses	48,088	100.00%	50,046	100.00%	41,336	100.00%

Unallocated allowance for loan losses	3,357		3,354		3,671

Total allowance for loan losses	$51,445		$53,400		$45,007

	2009		2008
	Allowance	Loans as	Allowance	Loans as
	For	Percentage	For	Percentage
	Loan	of Gross	Loan	of Gross
	Losses	Loans	Losses	Loans
Allocated allowance for loan losses:
Commercial	$28,014	84.39%	$15,738	83.61%
Residential real estate	365	4.73	292	6.39
Installment	453	2.58	384	2.79
Credit cards and personal credit lines	538	8.30	996	7.21

Total allocated allowance for loan losses	29,370	100.00%	17,410	100.00%

Unallocated allowance for loan losses	2,703		1,450

Total allowance for loan losses	$32,073		$18,860

ANALYSIS OF DEPOSITS
(in thousands of dollars)

The average daily deposits for the years ended December 31, 2012, 2011 and 2010, and the average rates paid on those deposits are summarized in the following table:

	2012		2011		2010
	Average	Average	Average	Average	Average	Average
	Daily	Rate	Daily	Rate	Daily	Rate
	Balance	Paid	Balance	Paid	Balance	Paid

Demand deposits	$354,101	0.00%	$310,524	0.00%	$266,424	0.00%

Savings and transaction accounts:
Regular savings	195,666	0.36	168,470	0.55	121,844	0.67
Interest bearing checking	1,002,418	0.90	879,295	1.20	709,002	1.21

Time deposits:
Deposits of $100,000 or more	563,116	1.43	611,389	1.52	712,859	1.59
Other time deposits	389,894	1.77	356,286	1.95	322,479	2.26

Total deposits	$2,505,195	0.98%	$2,325,964	1.19%	$2,132,608	1.31%

As of December 31, 2012, time certificates of deposit will mature as follows:

	$100,000	% of		% of
	or more	Total	Other	Total

Within three months	$99,950	18.31%	$44,198	12.22%

Over three months, within six months	94,609	17.34	40,586	11.22

Over six months, within twelve months	191,310	35.06	98,520	27.23

Over twelve months	159,839	29.29	178,493	49.33

Total time certificates of deposit	$545,708	100.00%	$361,797	100.00%

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

RETURN ON EQUITY AND OTHER RATIOS

The rates of return on average daily assets and stockholders' equity, the dividend payout ratio, and the average daily stockholders' equity to average daily assets for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010

Percent of net income to:
Average daily total assets	1.19%	1.10%	0.93%

Average daily stockholders' equity	12.30%	11.78%	9.34%

Percentage of dividends declared per
common share to basic earnings per
weighted average number of common
shares outstanding (16,323,870 shares
in 2012, 16,204,952 shares in 2011
and 16,120,606 shares in 2010)	38.47%	32.80%	46.97%

Percentage of average daily
stockholders' equity to average
daily total assets	9.67%	9.32%	9.91%

Cash dividends were declared on April 10, July 10, October 9 and December 6, 2012 for each quarter of 2012, April 12, July 12, October 11, 2011 and January 10, 2012 for each quarter of 2011 and April 13, July 13, October 12, 2010 and January 11, 2011 for each quarter of 2010.

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

	2012	2011	2010

Outstanding at year end:
Securities sold under agreements to repurchase	$121,883	$131,990	$142,015

Approximate average interest rate at year end:
Securities sold under agreements to repurchase	0.35%	0.35%	0.42%

Highest amount outstanding as of any month end
during the year:
Securities sold under agreements to repurchase	$130,389	$146,281	$142,015

Approximate average outstanding during the year:
Securities sold under agreements to repurchase	$119,150	$134,814	$114,578

Approximate average interest rate during the year:
Securities sold under agreements to repurchase	0.37%	0.42%	0.44%

For the years ending December 31, 2012 and 2011, securities sold under agreements to repurchase included corporate sweep accounts. For the year ending December 31, 2010, securities sold under agreements to repurchase included fixed rate, term transactions initiated by the investment department of the Bank, as well as corporate sweep accounts.

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

We operate branch offices in five geographical markets concentrated in Northern Indiana and a single full service office in Central Indiana in the Indianapolis market. Our most mature market, the South Region, includes Kosciusko County and portions of contiguous counties. The Bank was founded in this market in 1872. Warsaw is this region’s primary city. The Bank entered the North Region in 1990, which includes portions of Elkhart and St. Joseph counties. This region includes the cities of Elkhart and South Bend. The Central Region includes portions of Elkhart County and contiguous counties and is anchored by the city of Goshen. The North and Central regions represent relatively older markets for us with nearly 20 years of business activity. We entered the East Region in 1999, which includes Allen and DeKalb counties. Fort Wayne represents the primary city in this market. We have experienced rapid commercial loan growth in this market over the past 12 years. We entered the Indianapolis market in 2006 with the opening of a loan production office in Hamilton County and opened a full service retail and commercial branch in late 2011.

Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. A severe economic downturn began in late 2007 that had broad based impact throughout the United States on the national economy. Since that downturn began, certain areas of our geographical markets experienced notably worse economic conditions than those suffered by the country at-large.  Weak economic conditions were characterized by, among other indicators, deflation, unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of those factors are generally detrimental to our business. While conditions have improved both nationally and within our geographic area, the lingering impact of this downturn continues to represent a risk to our business.

As reported for November 2012, the 13 counties in which we operate had unemployment rates between 5.9% and 9.1%, which represent a considerable improvement from prior years. Our financial condition and the results of operations are highly dependent on the economic conditions in Indiana where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. If the overall economic conditions fail to significantly improve, particularly within our primary market areas in Northern Indiana, we could experience a lack of demand for our products and services, an increase in loan delinquencies and defaults and high or increased levels of problem assets and foreclosures. Moreover, because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

Difficult economic and market conditions have adversely affected our industry.

Dramatic declines in the housing market over the past several years, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and commercial real estate loans and resulted in significant write-downs of assets by many financial institutions across the United States. General downward economic trends, reduced availability of commercial credit and historically elevated unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by many financial institutions to their customers and to each other. These conditions although they are improving, have led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reductions in general business activity. Financial institutions have also generally experienced decreased access to borrowings. The resulting economic pressure on consumers has adversely affected our industry and may adversely affect our business, results of operations and financial condition. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

•
We expect to face increased capital requirements, both at the Company level and at the Bank level. In this regard, the Collins Amendment to the Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Furthermore, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement in 2010 to a strengthened set of capital requirements for internationally active banking organizations, known as Basel III. The U.S. federal bank regulatory agencies announced recently that the implementation of the proposed Basel III rules would be indefinitely delayed in the United States, but it is still conceivable that we would be subject to strengthened capital requirements.

If we do not effectively manage our credit risk, we may experience increased levels of nonperforming loans, charge offs and delinquencies, which could require further increase in our provision for loan losses.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries, a centralized credit administration department and periodic independent reviews of outstanding loans by our loan review department. However, we cannot make assurances that such approval and monitoring procedures will reduce these credit risks. If the overall economic climate in the United States, generally, and our market areas, specifically, does not meaningfully improve, or even if it does, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses, which would cause our net income and return on equity to decrease.

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

Commercial and industrial and agri-business loans were $1.072 billion, or approximately 47.5% of our total loan portfolio, as of December 31, 2012. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependant on the successful operation of the borrower involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the general economy. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Whenever possible, we require a personal guarantee on commercial loans. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could adversely affect our business, results of operations and growth prospects.

Our loan portfolio includes commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate loans were $801.0 million, or approximately 35.5% of our total loan portfolio, as of December 31, 2012. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, continued adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

At December 31, 2012, consumer loans totaled $45.8 million, or 2.0% of our total loan and lease portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to one-to-four family residential loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

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

If short-term interest rates remain at their historically low levels for a prolonged period, and assuming long-term interest rates fall further, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest bearing liability rates could fail to decline in tandem. This would have a material adverse effect on our net interest income and our results of operations.

We must effectively manage credit risk and if we are unable to do so our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We establish our allowance for loan losses and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market areas. The actual amount of loan losses is affected by changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2012, our allowance for loan losses as a percentage of total loans was 2.28% and as a percentage of total nonperforming loans was 167%. Because of the nature of our loan portfolio and our concentration in commercial and industrial loans, which tend to be larger loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance for loan losses is adequate to absorb probable losses on any existing loans, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, results of operations and financial condition.

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

In addition to our ongoing expansion in Indianapolis, we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of all or part of other financial institutions, including FDIC-assisted transactions, or by opening new branches, although we do not have any current plans to do so. To the extent that we undertake acquisitions or new branch openings, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business. In addition, we face risks related to the operation and integration of our new Indianapolis branch, and it is uncertain whether we will be able to successfully integrate and grow that branch.

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

The recent repeal of federal prohibitions on payment of interest on business demand deposits could increase our interest expense and have a material adverse effect on us.

All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, some financial institutions have commenced offering interest on these demand deposits to compete for customers. If competitive pressures require us to pay interest on these demand deposits to attract and retain business customers, our interest expense would increase and our net interest margin would decrease. This could have a material adverse effect on us. Further, the effect of the repeal of the prohibition could be more significant in a higher interest rate environment as business customers would have a greater incentive to seek interest on demand deposits.

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

In September 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. In the United States, Basel III is currently the subject of notices of proposed rulemakings released in June of 2012 by the respective federal bank regulatory agencies. The comment period for these notices of proposed rulemakings ended on October 22, 2012, but final regulations have not yet been released. Basel III was intended to be implemented beginning January 1, 2013 and to be fully-phased in on a global basis on January 1, 2019. However, on November 9, 2012, the federal bank regulatory agencies announced that the implementation of the proposed rules under Basel III was indefinitely delayed. If and when implemented, Basel III would require capital to be held in the form of tangible common equity, generally increase the required capital ratios, phase out certain kinds of intangibles treated as capital and certain types of instruments, like trust preferred securities, and change the risk weightings of assets used to determine required capital ratios.  Such changes, including changes regarding interpretations and implementation, could affect us in substantial and unpredictable ways and could have a material adverse effect on us. Further, such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things.

U.S. financial institutions are also subject to numerous monitoring, recordkeeping, and reporting requirements designed to detect and prevent illegal activities such as money laundering and terrorist financing.  These requirements are imposed primarily through the Bank Secrecy Act, (“BSA”) which was most recently amended by the USA Patriot Act. We have instituted policies and procedures to protect us and our employees, to the extent reasonably possible, from being used to facilitate money laundering, terrorist financing and other financial crimes. There can be no guarantee, however, that these policies and procedures will be effective.

Failure to comply with applicable laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties, and/or damage to our reputation, which could have a material adverse effect on us. Although we have policies and procedures designed to mitigate the risk of any such violations, there can be no assurance that such violations will not occur.

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

Employee errors and misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding their own unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence, among others.

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

The preparation of our consolidated financial statements requires us to make estimates and judgments, which are subject to an inherent degree of uncertainty and which may differ from actual results.

Our consolidated financial statements are prepared in accordance with GAAP and general reporting practices within the financial services industry, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Some accounting policies, such as those pertaining to our allowance for loan losses and deferred tax asset and the necessity of any related valuation allowance, require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results may differ from these estimates and judgments under different assumptions or conditions, which may have a material adverse effect on our financial condition or results of operations in subsequent periods.

We may be subject to a higher consolidated effective tax rate if there is a change in tax laws relating to LCB Investments II, Inc. or if LCB Funding, Inc. fails to qualify as a real estate investment trust.

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

ITEM 2. PROPERTIES

The Company conducts its operations from the following branch locations:

Location

Main/Headquarters	202 East Center St.	Warsaw	IN
Warsaw Drive-up	220 East Center St.	Warsaw	IN
Akron	102 East Rochester St.	Akron	IN
Argos	100 North Michigan St.	Argos	IN
Auburn	1220 East 7th St.	Auburn	IN
Bremen	1600 State Road 331	Bremen	IN
Columbia City	601 Countryside Dr.	Columbia City	IN
Concord	4202 Elkhart Rd.	Goshen	IN
Cromwell	111 North Jefferson St.	Cromwell	IN
Elkhart Beardsley	864 East Beardsley Ave.	Elkhart	IN
Elkhart East	22050 State Road 120	Elkhart	IN
Elkhart Hubbard Hill	58404 State Road 19	Elkhart	IN
Elkhart Northwest	1208 North Nappanee St.	Elkhart	IN
Fort Wayne Jefferson Blvd	6851 West Jefferson Blvd.	Fort Wayne	IN
Fort Wayne North	302 East DuPont Rd.	Fort Wayne	IN
Fort Wayne Northeast	10411 Maysville Rd.	Fort Wayne	IN
Fort Wayne Southwest	10429 Illinois Rd.	Fort Wayne	IN
Goshen Downtown	102 North Main St.	Goshen	IN
Goshen South	2513 South Main St.	Goshen	IN
Granger	12830 State Road 23	Granger	IN
Huntington	1501 North Jefferson St.	Huntington	IN
Indianapolis North	100 West 96th St.	Indianapolis	IN
Kendallville East	631 Professional Way	Kendallville	IN
LaGrange	901 South Detroit St.	LaGrange	IN
Ligonier Downtown	222 South Cavin St.	Ligonier	IN
Ligonier South	1470 U.S. Highway 33 South	Ligonier	IN
Medaryville	205 East. Main St.	Medaryville	IN
Mentone	202 East Main St.	Mentone	IN
Middlebury	712 Wayne Ave.	Middlebury	IN
Milford	311 West Syracuse St.	Milford	IN
Mishawaka	5015 North Main St.	Mishawaka	IN
Nappanee	202 West Market St.	Nappanee	IN
North Webster	644 North Main St.	North Webster	IN
Pierceton	108 South First St.	Pierceton	IN
Plymouth	862 East Jefferson St.	Plymouth	IN
Rochester	507 East 9th St.	Rochester	IN
Shipshewana	895 North Van Buren St.	Shipshewana	IN
Silver Lake	102 East Main St.	Silver Lake	IN
South Bend Downtown	101 North Michigan St.	South Bend	IN
South Bend Northwest	21113 Cleveland Rd.	South Bend	IN
Syracuse	502 South Huntington St.	Syracuse	IN
Warsaw East	3601 Commerce Dr.	Warsaw	IN
Warsaw North	420 Chevy Way	Warsaw	IN
Warsaw West	1221 West Lake St.	Warsaw	IN
Winona Lake	99 Chestnut St.	Winona Lake	IN
Winona Lake East	1324 Wooster Rd.	Winona Lake	IN

The Company leases from third parties the real estate and buildings for its Milford, Winona Lake East and South Bend Downtown offices as well as office space at 122 East Center St., Warsaw, Indiana, which it uses for various offices. In addition, the Company leases the real estate for its four freestanding ATMs. All the other branch facilities are owned by the Company. The Company also owns parking lots in downtown Warsaw for the use and convenience of Company employees and customers, as well as leasehold improvements, equipment, furniture and fixtures necessary to operate the banking facilities.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
2012

Trading prices (per share)*
Low	$23.47	$25.09	$24.07	$23.91
High	$27.89	$28.82	$26.83	$27.50

Dividends declared (per share)	$0.340	$0.170	$0.170	$0.155

2011

Trading prices (per share)*
Low	$19.67	$19.40	$20.68	$20.50
High	$26.48	$23.94	$23.05	$23.65

Dividends declared (per share)	$0.155	$0.155	$0.155	$0.155

*  The trading ranges are the high and low prices as obtained from The Nasdaq Stock Market.

The common stock of the Company was first quoted on The Nasdaq Stock Market under the symbol LKFN in August 1997. Currently, the Company’s common stock is listed for trading on the Nasdaq Global Select Market. On December 31, 2012, the Company had approximately 379 stockholders of record and estimates that it has approximately 2,200 stockholders in total.

The Company paid dividends as set forth in the table above. The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay.

The following table provides information about purchases by the Company and its affiliates during the quarter ended December 31, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

10/01/12-10/31/12	0	$0.00	0	$0.00
11/01/12-11/30/12	554	26.45	0	0.00
12/01/12-12/31/12	569	25.92	0	0.00

Total	1,123	$26.18	0	$0.00

The shares purchased during the quarter were credited to the deferred share accounts of nine nonemployee directors under the Company’s directors’ deferred compensation plan.

STOCK PRICE PERFORMANCE GRAPH

The graph below compares the cumulative total return of the Company, the Nasdaq Market Index, and the NASDAQ Bank Index.

Total Return Performance
Lakeland Financial Corporation
NASDAQ Market Index
NASDAQ Bank Index
Index Value
175
150
125
100
75
50
25
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12

INDEX	2007	2008	2009	2010	2011	2012
Lakeland Financial Corporation	$100.00	$117.32	$87.63	$112.64	$139.54	$143.97
NASDAQ Market Index	100.00	60.02	87.24	103.08	102.26	120.42
NASDAQ Bank Index	100.00	78.46	65.67	74.97	67.10	79.64

The above returns assume $100 invested on December 31, 2007 and dividends were reinvested.

ITEM 6. SELECTED FINANCIAL DATA

	2012	2011	2010	2009	2008
	(in thousands except share and per share data)

Interest income	$114,369	$121,892	$123,525	$116,343	$118,484

Interest expense	26,698	29,812	30,872	36,062	55,216

Net interest income	87,671	92,080	92,653	80,281	63,268

Provision for loan losses	2,549	13,800	23,947	21,202	10,207

Net interest income after provision
for loan losses	85,122	78,280	68,706	59,079	53,061
Other noninterest income	23,026	21,372	19,918	20,547	22,236
Gain on redemption of Visa shares	0	0	0	0	642
Mortgage banking income	2,546	1,000	1,587	1,695	411
Net securities gains (losses)	(376)	(167)	4	2	39
Noninterest expense	(57,742)	(55,105)	(53,435)	(53,475)	(47,481)

Income before income tax expense	52,576	45,380	36,780	27,848	28,908

Income tax expense	17,182	14,718	12,237	8,869	9,207

Net income	35,394	30,662	24,543	18,979	19,701

Dividends and accretion of discount on
preferred stock	0	0	3,187	2,694	0

Net income available to common shareholders	$35,394	$30,662	$21,356	$16,285	$19,701

Basic weighted average common shares
outstanding	16,323,870	16,204,952	16,120,606	12,851,845	12,271,927

Basic earnings per common share	$2.17	$1.89	$1.32	$1.27	$1.61

Diluted weighted average common shares
outstanding	16,482,937	16,324,644	16,213,747	12,952,444	12,459,802

Diluted earnings per common share	$2.15	$1.88	$1.32	$1.26	$1.58

Cash dividends declared	$0.84	$0.62	$0.62	$0.62	$0.61

ITEM 6. SELECTED FINANCIAL DATA (continued)

Balances at December 31,	2012	2011	2010	2009	2008
			(in thousands)

Total assets	$3,064,144	$2,889,688	$2,681,926	$2,571,505	$2,377,445

Total loans	$2,257,520	$2,233,709	$2,089,959	$2,012,010	$1,833,334

Total deposits	$2,581,756	$2,412,696	$2,201,025	$1,851,125	$1,885,299

Total short-term borrowings	$121,883	$141,990	$174,052	$354,051	$202,609

Long-term borrowings	$15,321	$15,040	$15,041	$40,042	$90,043

Subordinated debentures	$30,928	$30,928	$30,928	$30,928	$30,928

Total stockholders' equity	$297,739	$273,200	$246,997	$279,994	$149,880
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 45 offices in thirteen counties in Northern and Central Indiana. The Company earned $35.4 million for 2012 versus $30.7 million for 2011, an increase of 15.4%. The increase was driven primarily by an $11.3 million decrease in the provision for loan losses and a $3.0 million increase in noninterest income. Offsetting these positive impacts was a $4.4 million decrease in net interest income and a $2.6 million increase in noninterest expense. The Company earned $30.7 million for 2011 versus $24.5 million for 2010, an increase of 24.9%. The increase was driven primarily by a $10.1 million decrease in the provision for loan losses and a $696,000 increase in noninterest income. Offsetting these positive impacts was a $1.7 million increase in noninterest expense and a $573,000 decrease in net interest income.

Basic earnings per share for 2012 was $2.17 per share versus $1.89 per share for 2011, an increase of 14.8%, and $1.32 per share for 2010. Diluted earnings per share for 2012 was $2.15 per share versus $1.88 per share for 2011, an increase of 14.4%, and $1.32 per share for 2010. Diluted earnings per share reflect the potential dilutive impact of warrants and stock awards granted under employee equity incentive plans. Basic and diluted earnings per share for 2010 was also impacted by the Company’s issuance of 3.6 million common shares during the fourth quarter of 2009 and the Company’s issuance of the CPP Preferred Stock and a warrant to purchase additional shares of the Company’s Common Stock through the CPP during 2009. The Company subsequently redeemed the CPP Preferred Stock in the second quarter of 2010. As a result of the second quarter 2010 redemption, the Company recognized a non-cash reduction in net income available to common stockholders of $1.8 million, which represented the remaining unamortized accretion of the discount on the CPP Preferred stock. This non-cash item impacted net income available to common stockholders and earnings per common share. Excluding the impact of this $1.8 million accretion, diluted earnings per share would have been $1.43 for 2010.

The Company’s total assets were $3.064 billion as of December 31, 2012 versus $2.890 billion as of December 31, 2011, an increase of $174.5 million or 6.0%. This increase was primarily due to a $127.7 million increase in cash and cash equivalents from $104.6 million at December 31, 2011 to $232.2 million at December 31, 2012. This increase occurred as a result of a $169.1 million increase in total deposits.

RESULTS OF OPERATIONS

2012 versus 2011

The Company reported net income of $35.4 million in 2012, an increase of $4.7 million, or 15.4%, versus net income of $30.7 million in 2011. Net interest income decreased $4.4 million, or 4.8%, to $87.7 million versus $92.1 million in 2011. Net interest income decreased primarily due to the decrease of the net interest margin from 3.54% in 2011 to 3.28% in 2012 resulting from a decrease in interest income from earning assets as market rates decreased from 2011. Partially offsetting this decrease was interest income earned from a 3.0% increase in average earning assets. A 3.9% increase in average commercial loans, which reflects our continuing strategic focus on commercial lending, also contributed to the increase.

Interest income decreased $7.5 million, or 6.2%, from $121.9 million in 2011 to $114.4 million in 2012. The decrease was driven primarily by a 41 basis point decrease in the Company’s yield on average earning assets, which resulted from a decrease in market rates and a decline in investment portfolio yields over the same time period. Several factors contributed to the decline in investment portfolio yields throughout 2012, including steps in an ongoing strategic realignment of the portfolio with respect to private label mortgage-backed securities and the impact of increased prepayments of agency mortgage-backed securities. In an ongoing effort to reduce the risk of incurring additional other-than-temporary impairment on certain private label mortgage-backed securities and to improve the overall quality of the securities in the investment portfolio, the Company sold a significant portion of these securities in March 2011, August 2012 and September 2012 as part of the ongoing strategic realignment of its securities portfolio. These actions impacted investment portfolio performance as the proceeds from the sale of the higher yielding private label mortgage-backed securities were invested in lower yielding securities.

With respect to the impact of the increased prepayments of agency mortgage-backed securities, there were two significant impacts, both of which became more pronounced as 2012 progressed. The Company’s investment portfolio contains a significant concentration of agency mortgage-backed securities. As a result of actions by the Federal Reserve Bank, including the announcement of Qualitative Easing #3 (QE3) late in the third quarter of 2012, market mortgage rates have continued to decline throughout 2012. As a result, the industry has experienced a significant increase in the refinancing of mortgages. This widespread refinancing has resulted in the prepayment of existing agency mortgage-backed securities, including those held in the Company’s investment portfolio. As a result of these prepayments, the proceeds have been reinvested in lower yielding securities, thereby reducing the net interest margin.

In addition, since the Company purchased many of these agency mortgage-backed securities at a premium, the prepayment of these types of securities has had an additional negative impact on the net interest margin of the Company. The prepayment of these securities has resulted in the Company accelerating the amortization of the purchase premium associated with these securities. The impact of this accelerated amortization of purchase premium has significantly impacted investment portfolio performance, and thereby the Company’s net interest margin. The Company was negatively affected by the accelerated premium amortization throughout 2012, but it became more pronounced and impactful in the third and fourth quarter of that year. The acceleration of premium amortization negatively affected the yield on agency mortgage-backed securities by 0.64% in the first quarter, 0.78% in the second quarter, 0.66% in the third quarter and 1.58% in the fourth quarter. As a result, the agency mortgage-backed securities, which averaged $366.8 million in 2012, produced yields of 2.53% in the first quarter, 2.34% in the second quarter, 1.79% in the third quarter and 0.79% in the fourth quarter. As of December 31, 2012, the Company’s investment portfolio contained a total of 137 agency mortgage-backed securities with a total book value of $359.3 million. Of that total, 127, with a current book value of $352.7 million, were purchased at a premium over issuance price. The total premium at the time of purchase for these securities was $30.2 million. At December 31, 2012, 108 of the agency mortgage-backed securities purchased at a premium still had premium remaining.  This remaining unamortized premium associated with these securities at December 31, 2012 was $14.7 million. The Company believes that this issue will continue to impact investment portfolio performance in 2013, as mortgage refinancing activity continues and interest rates remain at historical lows.

Interest expense decreased $3.1 million, or 10.5%, from $29.8 million in 2011 to $26.7 million in 2012. The decrease was primarily the result of a 19 basis point decrease in the Company’s daily cost of funds in 2012 versus 2011, which resulted from a decrease in market rates over the same time period. Average earning assets increased by $78.6 million from $2.6 billion in 2011 to $2.7 billion in 2012. Growth in the commercial loans portfolio accounted for most of the increase. Management believes that the growth in the loan portfolio will likely continue in a measured, but prudent, fashion as a result of our strategic focus on commercial lending, including commercial real estate lending, and in conjunction with the general expansion and penetration of the geographical markets the Company serves, as well as our ongoing expansion in the Indianapolis market. The Company increased deposits to fund the loan growth and most of the growth was through the increase of $123.6 million in average interest bearing transaction accounts. The increase in interest bearing transaction accounts was driven primarily by our promotion of the Company’s Rewards Checking product, which pays a higher interest rate on balances up to a maximum balance amount when certain conditions are met during each interest cycle. The increase in average interest bearing transaction account balances did not translate into a higher cost of funds due to decreases in the weighted average rates of all funding sources during 2012.

Interest income was also affected by nonaccrual loans. Nonaccrual loans were $30.8 million, or 1.37% of total loans, at year end 2012 versus $39.4 million, or 1.77% of total loans, at year end 2011. There were 67 relationships totaling $58.9 million loans classified as impaired as of December 31, 2012 versus 43 relationships totaling $63.5 million at the end of 2011. While there were many changes in nonaccrual loans in 2012, the decrease in nonaccrual loans resulted primarily from charge-offs of $3.1 million taken on four commercial credits. In addition, two commercial credits totaling $1.6 million were paid off and one commercial credit of $2.0 million was returned to accruing status. The decrease in impaired loans also resulted from these charge-offs and pay offs and one additional commercial credit charge-off of $1.0 million, offset by the addition of four other commercial relationships totaling $4.8 million. Net charge-offs were $4.5 million in 2012 versus $5.4 million in 2011, representing 0.20% and 0.25% of average daily loans in 2012 and 2011. Total nonperforming loans were $30.9 million, or 1.37% of total loans, at year end 2012 versus $39.5 million, or 1.77% of total loans, at the end of 2011.

The provision for loan loss expense decreased to $2.5 million in 2012, resulting in an allowance for loan losses at December 31, 2012 of $51.4 million, which represented 2.28% of the loan portfolio, versus a provision for loan loss expense of $13.8 million in 2011 and an allowance for loan losses of $53.4 million at the end of 2011, which represented 2.39% of the loan portfolio. The lower provision in 2012 versus 2011 was attributable to a number of factors but was primarily a result of stabilization or improvement in key loan quality metrics, including a decrease in net charge-offs, strong reserve coverage of nonperforming loans, a decrease in historical loss percentages, continuing signs of stabilization in economic conditions in the Company’s markets and general signs of improvement in borrower performance and future prospects. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest income was $25.2 million in 2012 versus $22.2 million in 2011, an increase of $3.0 million, or 13.5%. The increase was primarily driven by a $1.5 million increase in mortgage banking income due to higher loan volumes. Loan, insurance and service fees increased $973,000, or 20.1%, driven by higher fee income on increased debit card activity generated by requirements under the Rewards Checking product. Investment brokerage fees increased $501,000, or 19.6%, driven by a favorable mix in product sales and by higher trading volumes. Wealth advisory fees increased $361,000, or 10.4%. In addition, other income increased by $330,000, or 18.2%, primarily due to fewer write downs recorded on other real estate owned and gains on sales of other real estate owned for which write downs had previously been recorded in 2011. Noninterest income was negatively impacted by an increase of $740,000, or 258.7%, in other-than-temporary impairment on non-agency residential mortgage-backed securities. The Company subsequently sold twelve securities including the five on which it had previously recorded other-than-temporary impairment. These sale of these securities resulted net losses of $376,000.

Noninterest expense was $57.7 million in 2012 versus $55.1 million in 2011. Salaries and employee benefits increased by $1.7 million, or 5.3%, in 2012 versus 2011. The increase was driven by staff additions, as well as normal salary increases. In addition, salaries and employee benefits were impacted by higher pension expense related to participants taking lump-sum distributions. Data processing fees increased by $723,000 driven by a larger customer base as well as greater utilizations of services from the Company’s core processor and related technology vendors. Equipment costs increased by $368,000 driven by higher depreciation expense. In addition, during 2012 our other expenses decreased by $374,000, primarily due to lower FDIC premiums.

As a result of these factors, income before income tax expense increased $7.2 million, or 15.9%, from $45.4 million in 2011 to $52.6 million in 2012. Income tax expense was $17.2 million in 2012 versus $14.7 million in 2011. Income tax as a percentage of income before tax was 32.7% in 2012 versus 32.4% in 2011. Net income increased $4.7 million, or 15.4%, to $35.4 million in 2012 versus $30.7 million in 2011. Basic earnings per share in 2012 was $2.17, an increase of 14.8%, versus $1.89 in 2011. The Company’s net income performance represented a 13.0% return on January 1, 2012 stockholders’ equity versus 12.4% in 2011. The net income performance resulted in a 1.19% return on average daily assets in 2012 versus 1.10% in 2011.

RESULTS OF OPERATIONS

2011 versus 2010

The Company reported net income of $30.7 million in 2011, an increase of $6.1 million, or 24.9%, versus net income of $24.5 million in 2010. Net interest income decreased $573,000, or 0.6%, to $92.1 million versus $92.7 million in 2010. Net interest income decreased primarily due to the decrease of the net interest margin from 3.73% in 2010 to 3.54% in 2011 resulting from a decrease in interest income from earning assets as market rates decreased from 2010. Partially offsetting this decrease was interest income earned from a 4.7% increase in average earning assets. A 6.6% increase in average commercial loans, which reflects our continuing strategic focus on commercial lending, also contributed to the increase.

Interest income decreased $1.6 million, or 1.3%, from $123.5 million in 2010 to $121.9 million in 2011. The decrease was driven primarily by a 28 basis point decrease in the Company’s yield on average earning assets, which resulted from a decrease in market rates over the same time period. Interest expense decreased $1.1 million, or 3.4%, from $30.9 million in 2010 to $29.8 million in 2011. The decrease was primarily the result of an 11 basis point decrease in the Company’s daily cost of funds in 2011 versus 2010, which resulted from a decrease in market rates over the same time period. Average earning assets increased by $119.8 million from $2.5 billion in 2010 to $2.6 billion in 2011. As previously stated, the continued growth in our commercial loans portfolio accounted for most of the increase. Every region experienced loan growth during the year, and it was geographically diversified throughout our markets with the strongest growth occurring in the Company’s North and Central regions. Management believed that the growth in the loan portfolio would likely continue in a measured, but prudent, fashion as a result of our strategic focus on commercial lending and in conjunction with the general expansion and penetration of the geographical markets the Company serves, as well as our ongoing expansion in the Indianapolis market. We increased deposits to fund the loan growth and most of the growth was through the increase of $170.3 million in average interest bearing transaction accounts. The increase in interest bearing transaction accounts was driven primarily by our promotion of the Company’s Rewards Checking product, which pays a higher interest rate on balances up to a maximum balance amount when certain conditions are met during each interest cycle. The increase in average interest bearing transaction account balances did not translate into a higher cost of funds due to decreases in the weighted average rates of all funding sources during 2011.

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

The provision for loan loss expense decreased to $13.8 million in 2011, resulting in an allowance for loan losses at December 31, 2011 of $53.4 million, which represented 2.39% of the loan portfolio, versus a provision for loan loss expense of $23.9 million in 2010 and an allowance for loan losses of $45.0 million at the end of 2010, which represented 2.15% of the loan portfolio. The lower provision in 2011 versus 2010 was attributable to a number of factors, but was primarily a result of stabilization or improvement in key loan quality metrics, including a decrease in net charge-offs, strong reserve coverage of nonperforming loans, a decrease in historical loss percentages, continuing signs of stabilization in economic conditions in the Company’s markets and general signs of improvement in borrower performance and future prospects. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continued to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest income was $22.2 million in 2011 versus $21.5 million in 2010, an increase of $696,000, or 3.2%. The increase was primarily driven by a $1.3 million decrease in other-than-temporary impairment on several of the Company’s non-agency residential mortgage-backed securities. Other-than-temporary impairment was $286,000 in 2011 versus $1.6 million in 2010. This decrease is due in part to the sale early in 2011 of six of the seven non-agency residential mortgage-backed securities on which the Company had previously recognized other-than-temporary impairment, as well as market stabilization. Loan, insurance and service fees increased $549,000, or 12.8%, driven by higher fee income on increased debit card activity generated by requirements under the Rewards Checking product. Investment brokerage fees increased $294,000, or 13.0%, and were driven by a favorable mix in product sales and by higher trading volumes. Wealth advisory fees increased $215,000, or 6.6%. Noninterest income was negatively impacted by a decrease of $587,000, or 37.0%, in mortgage banking income primarily due to lower loan volume originations and accounting treatment of mortgage banking activity. Service charges on deposit accounts decreased by $486,000, or 5.8%, primarily due to lower nonsufficient fund charges. Nonsufficient funds charges were $3.9 million in 2011 versus $4.5 million in 2010. In addition, our other income decreased by $358,000, or 16.5%, primarily due to write-downs taken against the value of other real estate owned.

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

As a result of these factors, income before income tax expense increased $8.6 million, or 23.4%, from $36.8 million in 2010 to $45.4 million in 2011. Income tax expense was $14.7 million in 2011 versus $12.2 million in 2010. Income tax as a percentage of income before tax was 32.4% in 2011 versus 33.3% in 2010. Net income increased $6.1 million, or 24.9%, to $30.7 million in 2011 versus $24.5 million in 2010. Basic earnings per share in 2011 was $1.89, an increase of 43.2%, versus $1.32 in 2010. Earnings per share in 2010 were impacted by $3.2 million in dividends and accretion of discount on CPP Preferred Stock related to the Company’s participation in and redemption of the CPP. The Company’s net income performance represented a 12.4% return on January 1, 2011, stockholders’ equity versus 8.8% in 2010. The net income performance resulted in a 1.10% return on average daily assets in 2011 versus 0.93% in 2010.

FINANCIAL CONDITION

Total assets of the Company were $3.064 billion as of December 31, 2012, an increase of $174.5 million, or 6.0%, when compared to $2.890 billion as of December 31, 2011. Total cash and cash equivalents increased by $127.7 million, or 122.1%, to $232.2 million at December 31, 2012 from $104.6 million at December 31, 2011.

Total securities available for sale decreased by $370,000, or 0.1%, to $467.0 million at December 31, 2012 from $467.4 million at December 31, 2011. The portfolio contained mostly collateralized mortgage obligations and other securities which were either directly or indirectly backed by the federal government or a local municipal government. As of December 31, 2012, the Company had $6.5 million of non-agency mortgage-backed securities which were not issued by the federal government or government sponsored agencies. The investment portfolio did not contain any corporate debt instruments or trust preferred instruments as of December 31, 2012. The decrease in securities available for sale was a result of a number of activities in the securities portfolio. Security sales totaled $27.9 million. Paydowns from prepayments and scheduled payments of $120.1 million were received, and the amortization of premiums, net of the accretion of discounts, was $8.2 million. Maturities and calls of securities totaled $5.0 million. Other-than-temporary impairment of $1.0 million was recognized on four non-agency residential mortgage-backed securities. These portfolio decreases were offset by securities purchases totaling $161.6 million. The fair market value of the securities increased $582,000. The increase in market value was primarily driven by higher market values for the non-agency mortgage-backed securities which remained in the Company’s portfolio. The investment portfolio is managed to provide for an appropriate balance between, liquidity, credit risk and investment return and to limit the Company’s exposure to risk to an acceptable level.

During the third quarter of 2012, the Company sold nine non-agency residential mortgage-backed securities as part of a strategic realignment of the investment portfolio. The securities sold had a book value of $20.7 million and a fair value of $19.5 million. The sales included all five of the non-agency residential mortgage-backed securities on which the Company had previously recognized other-than-temporary impairment. One of the non-agency residential mortgage-backed securities owned at December 31, 2011 paid off in May 2012. None of the remaining five private label collateralized mortgage obligations in the investment portfolio were still rated AAA/Aaa as of December 31, 2012 by at least one of the rating agencies, and one had been downgraded to below investment grade by at least one rating agency. The Company performs an analysis of the cash flows of these securities on a monthly basis based on assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses. Based upon the initial review, securities may be identified for further analysis computing the net present value using an appropriate discount rate (the current accounting yield) and comparing it to the book value to determine if there is any other-than-temporary impairment to be recorded. Based on this analysis of the non-agency residential mortgage-backed securities, there was no other-than-temporary impairment or any unrealized loss on any of the five remaining non-agency residential mortgage-backed securities at December 31, 2012.

Real estate mortgages held for sale increased by $6.5 million, or 220.1%, to $9.5 million at December 31, 2012 from $3.0 million at December 31, 2011. This asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market Management expects to sell most of these mortgages in early 2013. The Company generally sells almost all of the mortgage loans it originates on the secondary market. During 2012, $119.6 million in real estate mortgages were originated for sale and $112.4 million in mortgages were sold, compared to $78.4 million and $80.4 million in 2011.

Total loans, excluding real estate mortgages held for sale, increased by $23.8 million, or 1.1%, to $2.258 billion at December 31, 2012 from $2.234 billion at December 31, 2011. The mix of loan types within the Company’s portfolio continued a trend toward a higher percentage of the total loan portfolio being in commercial loans. This general increase in commercial loans was a result of the Company’s long standing strategic focus toward emphasizing origination of commercial loans. The portfolio breakdown at year end 2012 and 2011 reflected 85% commercial and industrial and agri-business, 13% residential real estate and home equity and 2% consumer loans.

At December 31, 2012, the allowance for loan losses was $51.4 million, or 2.28% of total loans outstanding, versus $53.4 million, or 2.39% of total loans outstanding, at December 31, 2011. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

The Company has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses from a wide variety of industries. Commercial loans represent higher dollar loans to fewer customers and therefore higher credit risk than other types of loans. Pricing is adjusted to manage the higher credit risk associated with these types of loans. The majority of fixed-rate residential mortgage loans, which represent increased interest rate risk, are sold in the secondary market, as well as some variable rate residential mortgage loans. The remainder of the variable rate residential mortgage loans and a small number of fixed-rate residential  mortgage loans are retained. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not continue to improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation of the loans by Management, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors:  application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – Substandard, Doubtful and Loss. The regulations also contain a Special Mention category. Special Mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as Substandard, Doubtful or Loss but do possess credit deficiencies or potential weaknesses deserving management’s close attention. The Company’s policy is to establish a specific allowance for loan losses for any assets where management has identified conditions or circumstances that indicate an asset is impaired. If an asset or portion thereof is classified as loss, the Company’s policy is to either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount.

At December 31, 2012, on the basis of management’s review of the loan portfolio, the Company had 104 credits totaling $181.9 million on the classified loan list versus 101 credits totaling $164.6 million on December 31, 2011. As of December 31, 2012, the Company had $82.7 million of assets classified as Special Mention, $99.2 million classified as Substandard, $66,000 classified as Doubtful and $0 classified as Loss as compared to $35.4 million, $131.3 million, $0 and $0, respectively at December 31, 2011. As of December 31, 2012 the Company had 41 loans totaling $50.8 million accounted for as troubled debt restructurings. Included in the classified loan amounts above was one installment loan totaling $16,000 with an allocation of $4,000, 12 mortgage loans totaling $1.4 million with total allocations of $247,000, and 28 commercial loans totaling $49.4 million with total allocations of $12.2 million. The Company has no commitments to lend additional funds to any of the borrowers. At December 31, 2011, the Company had 38 loans totaling $56.4 million accounted for as troubled debt restructurings – 11 mortgage loans totaling $1.4 million with total allocations of $181,000, and 27 commercial loans totaling $55.0 million with total allocations of $15.5 million. Of the $5.6 million decrease of loans accounted for as troubled debt restructurings at December 31, 2012, as compared to December 31, 2011, $3.6 million was related to charge-offs taken during 2012. An additional $1.6 million was due to the payoff of two commercial loans.

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

The allowance for loan losses decreased 3.7%, or $2.0 million, from $53.4 million December 31, 2011 to $51.4 million at December 31, 2012. Pooled loan allocations increased $1.6 million from $35.1 million at December 31, 2011 to $36.6 million at December 31, 2012, which was due to a small increase in pooled loan balances as well as management’s view of current credit quality and the current economic environment. Impaired loan allocations decreased $3.5 million from $18.3 million at December 31, 2011 to $14.8 million at December 31, 2012. This decrease was primarily due to lower allocations on specific classified loans. The unallocated component of the allowance for loan losses was unchanged at $3.4 million at December 31, 2012 and 2011 primarily due to stabilization in the current economic conditions and improvement in our borrowers’ performance and future prospects. While general trends in credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions, including the risk of an economic downturn.  In addition, the Company has exposure in the agribusiness sector in the region, which experienced a drought in 2012.  The ultimate impact of this drought, while not expected to be significant, was unknown at year end.

The Company has experienced growth in total loans over the last three years of $245.5 million, or 12.2%. The concentration of this loan growth was in the commercial loan portfolio. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and geography. Management has historically considered growth and portfolio composition when determining loan loss allocations. Management believes that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions. While general trends in credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertaintyy that exists regarding near term economic conditions, including the risk of an economic downturn.  In addition, the Company has exposure in the agribusiness sector in the region, which experienced a drought in 2012.  The ultimate impact of this drought, while not expected to be significant, was unknown at year end.

As a result of the methodology in determining the adequacy of the allowance for loan losses, the provision for loan losses was $2.5 million in 2012 versus $13.8 million in 2011. At December 31, 2012, total nonperforming loans decreased by $8.6 million to $30.9 million from $39.5 million at December 31, 2011. Loans delinquent 90 days or more that were included in the accompanying financial statements as accruing totaled $50,000 versus $52,000 at December 31, 2011. For December 31, 2012 and 2011, $30.2 million and $39.0 million of impaired loans were also included in the total for nonaccrual loans. Total impaired loans decreased by $4.6 million to $58.9 million at December 31, 2012 from $63.5 million at December 31, 2011. While there were many changes in nonaccrual loans in 2012, the decrease in nonaccrual loans resulted primarily from charge-offs of $3.1 million on four commercial credits. In addition, two commercial credits totaling $1.6 million were paid off and one commercial credit of $2.0 million was returned to accruing status. As discussed earlier, the decrease in impaired loans resulting from these commercial credit charge-offs and payoffs and one additional commercial credit charge-off of $1.0 million was offset by the addition of four other commercial relationships totaling $4.8 million. A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flow using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

The allowance for loan loss to total loans percentage was 2.28% in 2012 and 2.39% in 2011. The Company’s total nonperforming loans were 1.37% of total loans at year end 2012 and 1.77% in 2011. However, the Company’s overall asset quality position can be influenced by a small number of credits due to the concentration of commercial lending activity.

Although economic conditions in the Company’s markets have stabilized and in some areas shown improvement, management has not observed as rapid a recovery in certain industries, including residential and commercial real estate development and recreational vehicle and mobile home manufacturing, although each of these sectors has improved. The Company’s continued growth strategy promotes diversification among industries as well as continued focus on enforcement of a strong credit environment and an aggressive position in loan work-out situations. While the Company believes that the impact of these industry-specific issues will be somewhat mitigated by its overall expansion strategy, the economic environment impacting its entire geographic footprint will continue to present challenges. While the Company has seen indications of improved economic conditions in its markets, they are not wide spread or particularly strong improvements.

Bank owned life insurance increased by $21.2 million to $61.1 million at December 31, 2012 from $40.0 million at December 31, 2011. This increase was primarily to help offset employee benefit plan expenses, which have continued to increase since 2002, by providing investment income from the securities the life insurance is invested in.

Total deposits increased by $169.1 million, or 7.0%, to $2.582 billion at December 31, 2012 from $2.413 billion at December 31, 2011. The increase resulted from increases of $99.3 million in interest bearing transaction accounts (primarily the Company’s Rewards Checking product), $75.6 million in public fund certificates of deposit, $51.2 million in demand deposits (primarily commercial demand deposits) and $31.0 million in savings deposits (primarily the Company’s Rewards Savings product). These increases were offset by decreases of $30.4 million in brokered deposits, $24.8 in other certificates of deposit, $16.4 million in certificates of deposit of $100,000 and over, $9.7 million in money market accounts and $6.9 million in CDARS certificates of deposit. As in 2011, growth in savings and retail transaction accounts was driven by existing Rewards Checking and Rewards Savings products. Management intends to continue to promote these as the key retail banking products and expects growth to continue in these products although pending and proposed changes in legislature and regulatory arenas may affect the structure and pricing of the products. As previously noted, the Company has substantial funding from public fund entities. A shift in funding away from public fund deposits could require the Company to execute alternate funding plans under the Contingency Funding Plan discussed in further detail under “Liquidity” below.

Total short-term borrowings decreased by $20.1 million, or 14.2%, to $121.9 million at December 31, 2012 from $142.0 million at December 31, 2011. The decrease resulted primarily from decreases of $10.1 million securities sold under agreements to repurchase as well as decreases of $10.0 million in federal funds purchased.

The Company believes that a strong, appropriately managed capital position is critical to long-term earnings and expansion. Bank regulatory agencies exclude the market value adjustment created by current accounting guidance (available for sale (“AFS”) adjustment) from capital adequacy calculations. Excluding this adjustment from the calculation, the Company had a total risk-based capital ratio of 14.3% and a Tier I risk-based capital ratio of 13.0% as of December 31, 2012. These ratios met or exceeded the Federal Reserve’s “well-capitalized” minimums of 10.0% and 6.0%, respectively.

The ability to maintain these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders’ equity increased by 9.0% to $297.7 million as of December 31, 2012 from $273.2 million as of December 31, 2011. The increase in 2012 was impacted by net income of $35.4 million, as well as the following factors:

•	cash dividends of $13.6 million,
•	a favorable change in the AFS adjustment for the market valuation on securities held for sale of $352,000, net of tax,
•	positive pension liability adjustment of $198,000, net of tax,
•	$894,000 related to stock option exercises, and
•	$1.3 million in stock compensation expense.

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

The 2012 AFS adjustment was primarily related to an 11 basis point decrease in the two to five year Treasury rates during 2012. Management has factored this into the determination of the size of the AFS portfolio to help ensure that stockholders’ equity will be adequate under various scenarios. The increase in the cash dividend for 2012 versus 2011 was primarily due to the Company paying the 4th quarter 2012 dividend in December 2012, which normally would have been paid in February 2013.

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

The determination of the appropriate allowance is inherently subjective, as it requires significant estimates. The Company has an established process to determine the adequacy of the allowance for loan losses that generally includes consideration of the following factors: changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions that may affect the borrowers’ ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. With respect to specific allocation levels for individual credits, management considers the amounts and timing of expected future cash flows and the current valuation of collateral as the primary measures. Management also considers trends in adversely classified loans based upon an ongoing review of those credits. With respect to pools of similar loans allocations are assigned based upon historical experience. These allocations may be adjusted based on the other factors cited above. An appropriate level of general allowance for pooled loans is determined after considering the following: application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentration, new industry lending activity and general economic conditions. It is also possible that the following could affect the overall process: social, political, economic and terrorist events or activities. All of these factors are susceptible to change, which may be significant. As a result of this detailed process, the allowance results in two forms of allocations, specific and general. These two components represent the total allowance for loan losses deemed adequate to cover probable losses inherent in the loan portfolio.

Commercial loans are subject to a dual standardized grading process administered by the credit administration and internal loan review functions. A credit grade is assigned to each commercial loan by both the commercial loan officer and the loan review department. These grade assignments are performed independent of each other and a loan may or may not be graded the same. The grade given by the loan review department is assigned in the Company’s loan system for individual credits. Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individual credit that indicate the loan is impaired. Considerations with respect to specific allocations for these individual credits include, but are not limited to, the following: (a) does the customer’s cash flow or net worth appear insufficient to repay the loan; (b) is there adequate collateral to repay the loan; (c) has the loan been criticized in a regulatory examination; (d) is the loan impaired; (e) are there other reasons where the ultimate collectability of the loan is in question; or (f) are there unique loan characteristics that require special monitoring.

Allocations are also applied to categories of loans considered not to be individually impaired, but for which the rate of loss is expected to be consistent with or greater than historical averages. Such allocations are based on past loss experience and information about specific borrower situations and estimated collateral values. In addition, general allocations are made for other pools of loans, including non-classified loans. These general pooled loan allocations are performed for portfolio segments of commercial and industrial, commercial real estate and multi-family, agri-business and agricultural, other commercial, consumer 1-4 family mortgage and other consumer loans, and loans within certain industry categories believed to present unique risk of loss. General allocations of the allowance are primarily made based on a three-year historical average for loan losses for these portfolios, subjectively adjusted for economic factors and portfolio trends.

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

Mortgage Servicing Rights Valuation

Mortgage servicing rights (“MSRs”) are initially recognized as assets for the full fair value of retained servicing rights on loans sold. Subsequent measurement uses the amortization method where all servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights using groupings of the underlying loans as to type and interest rate. Fair value is determined based upon discounted cash flows using market-based assumptions.

To determine the fair value of MSRs, the Company uses a valuation model that calculates the present value of estimated future net servicing income. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which include estimates of prepayment speeds, discount rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees and float income. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions.

The most significant assumption used to value MSRs is prepayment rate. In general, during periods of declining interest rates, the value of MSRs decline due to increasing prepayment speeds attributable to increased mortgage refinancing activity. Prepayment rates are estimated based on published industry consensus prepayment rates. Prepayments will increase or decrease in correlation with market interest rates and actual prepayments generally differ from initial estimates. If actual prepayment rates are different than originally estimated, the Company may receive less mortgage servicing income, which could reduce the value of the MSRs. Other assumptions used in estimating the fair value of MSRs do not generally fluctuate to the same degree as prepayment rates, and therefore the fair value of MSRs is less sensitive to changes in regard to these other assumptions.

The servicing assets had fair market values of $2.2 million and $2.1 million, respectively, at December 31, 2012 and 2011. At December 31, 2012, key economic assumptions and the sensitivity of the current fair value of MSRs to an immediate 10% and 20% adverse changes in those assumptions are as follows:

(dollars in thousands)
Fair value of mortgage servicing assets	$2,184
Constant prepayment speed (PSA)	392
Impact on fair value of 10% adverse change	$(134)
Impact on fair value of 20% adverse change	(255)
Discount rate	9.2%
Impact on fair value of 10% adverse change	$(44)
Impact on fair value of 20% adverse change	(86)

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

Valuation and Other-Than-Temporary Impairment of Investment Securities

The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges or pricing models, which utilize significant observable inputs such as matrix pricing. This is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Different judgments and assumptions used in pricing could result in different estimates of value.

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

If, in management’s judgment, other-than-temporary impairment exists, the cost basis of the security will be written down to the computed net present value, and the unrealized loss will be transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of other-than-temporary impairment). In addition, discount accretion will be discontinued on any bond that meets one or both of the following: (1) the rating by S&P, Moody’s or Fitch decreases to below “A” and/or (2) the cash flow analysis on a security indicates under any scenario modeled by the third party there is a potential to not receive the full amount invested in the security.

Newly Issued But Not Yet Effective Accounting Standards

No new accounting standards have been issued that are not yet effective that are expected to have a significant impact on the Company’s financial condition or results of operations.

Liquidity

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The liquidity structure is expressly detailed in the Company’s Contingency Funding Plan, which is discussed below. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. Given current prepayment assumptions as of the filing date of December 31, 2012 the cash flow from the securities portfolio is expected to provide approximately $70 million of funding in 2013.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2012, the Company had $260 million in federal funds lines with twelve correspondent banks. The Company has approval to borrow up to $800 million at the FHLB, but, given the Company’s current collateral structure and borrowings as of December 31, 2012, the Company could have only borrowed up to $119 million under this authority. The Company also has additional collateral that could be pledged to the FHLB of $184 million as of December 31, 2012. Further, the Company had available capacity at the Federal Reserve Bank of Chicago of up to $208 million given its current collateral structure and the terms of these facilities at December 31, 2012. The available collateral pool continues to be strengthened to further increase borrowing capacity with the Federal Reserve of Chicago.

The Company had all of its securities in the available for sale portfolio at December 31, 2012, allowing the Company maximum flexibility to sell securities to meet funding demands. Management believes the majority of the securities in the AFS portfolio are of high quality and marketable. Approximately 79% of this portfolio is comprised of U.S. government agency securities or mortgage-backed securities directly or indirectly backed by the U.S. government. Approximately 1% of the AFS portfolio is invested in non-agency residential mortgage-backed securities, which the Company believes are illiquid due to the current economic environment. In addition, the Company has historically sold the majority of its originated mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.

The Company has a formalized Contingency Funding Plan (“CFP”). The Board of Directors and management recognize the importance of liquidity during times of normal operations and in times of stress. The formal CFP was developed to ensure that the multiple liquidity sources available to the Company are readily available. The CFP specifically considers liquidity at the Bank and the Company level. The CFP identifies the potential funding sources at the Bank level, which includes the FHLB, The Federal Reserve Bank, brokered certificates of deposit, certificates of deposit available from the CDARS, repurchase agreements, and Fed Funds. The CFP also addresses the Bank’s ability to liquidate its securities portfolio. The CFP at the Holding Company level gives consideration to the possibility of establishing a holding company committed line of credit, as well as the ability to transfer securities from the Bank to the Holding Company.

Further, the plan identifies CFP team members and expressly details their respective roles. Potential risk scenarios are identified and the plan includes multiple scenarios, including short-term and long-term funding crisis situations. Under the long-term funding crisis, two additional scenarios are identified: a moderate risk scenario and a highly stressed scenario. The CFP details the responsibilities and the actions to be taken by the CFP team under each scenario. Monthly reports to management and the Board of Directors under the CFP include an early warning indicator matrix and pro forma cash flows for the various scenarios.

During 2012, cash and cash equivalents increased $127.7 million from $104.6 million as of December 31, 2011 to $232.2 million as of December 31, 2012. The primary driver of this increase was an increase in deposit balances of $169.1 million. Other sources of funds were proceeds from sales, maturities, calls and principal paydowns of securities of $153.0 million and proceeds from loan sales of $115.2 million. Uses of funds included the purchase of securities of $161.6 million. Other uses of funds included an increase in loan balances of $28.7 million, which was net of approximately $119.6 million of loans originated and sold in 2012, the purchase of $20.2 million of life insurance and paydowns of short-term borrowings of $20.1 million.

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

During 2010, cash and cash equivalents increased $4.2 million from $56.0 million as of December 31, 2009 to $60.1 million as of December 31, 2010. The primary driver of this increase was an increase in deposit balances of $349.9 million. Other sources of funds were proceeds from maturities, calls and principal paydowns of securities of $90.5 million and proceeds from loan sales of $88.8 million. Uses of funds included an increase in loan balances of $94.4 million, which was net of approximately $91.6 million of loans originated and sold in 2010. Other uses of funds included the purchase of securities of $114.1 million, a $180.0 million paydown of short-term borrowings and a $56.0 million redemption of the CPP Preferred Stock.

The following tables disclose information on the maturity of the Company’s contractual long-term obligations and commitments. Certificates of deposit listed are those with original maturities of 1 year or more as of December 31, 2012.

	Payments Due by Period
		One year			After 5
	Total	or less	1-3 years	3-5 years	years
			(in thousands)
Certificates of deposit	$311,830	$165,509	$97,904	$48,372	$45
Long-term debt	15,000	0	15,000	0	0
Operating leases	1,844	124	235	217	1,268
Pension and SERP plans	2,576	249	495	521	1,311
Subordinated debentures	30,928	0	0	0	30,928
Total contractual long-term cash
obligations	$362,178	$165,882	$113,634	$49,110	$33,552

	Amount of Commitment Expiration Per Period
	Total
	Amount	One year	Over one
	Committed	or less	year
		(in thousands)
Unused loan commitments	$937,691	$666,504	$271,187
Commercial letters of credit	5,331	5,331	0
Standby letters of credit	32,409	26,852	5,557
Total commitments and letters of credit	$975,431	$698,687	$276,744

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

Inflation

The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of the inflationary changes in the consumer price index (“CPI”) coincides with changes in interest rates. The price of one or more of the components of the CPI may fluctuate considerably and thereby influence the overall CPI without having a corresponding effect on interest rates or upon the cost of those goods and services normally purchased by the Company. In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, thereby adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans. In addition, higher short-term interest rates caused by inflation tend to increase the cost of funds. In other years, the reverse situation may occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management (“ALCO”) and Securities

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk, does not own any significant derivative financial instruments and does not maintain a trading portfolio. The Board of Directors annually reviews and approves the ALCO policy used to manage interest rate risk. This policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but it does not necessarily indicate the effect on future net interest income. Given the Company’s mix of interest bearing liabilities and interest earning assets on December 31, 2012 and using changes in the interest rate environment over a one-year period, the net interest margin could be expected to decline in both a falling interest rate environment and in a rising rate environment.  During 2012 the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) kept the target federal funds rate at a range of 0% to .25%.  Also during 2012, the FOMC abandoned its pledge to keep rates at this level through mid-2015 and replaced it with numerical thresholds it says are consistent with the mid-2015 pledge.  The thresholds are 6.5% for the unemployment rate and a 1 – 2 year forward forecast inflation rate of 2.5%.  It will also consider other labor market indicators, inflation indicators, and inflation expectations.  Due to the low rate environment and competitive markets for commercial loan pricing, there was a reduction in the Company’s yield on earning assets of 41 basis points. This decrease in the yield on earning assets was partially offset by a decrease in the rates paid on deposit accounts and purchased funds. The rate paid on deposit accounts and purchased funds decreased 19 basis points for 2012. The combined result of the decreases in the yield on earning assets and in the rates paid on deposits and purchased funds was a decrease in the net margin from 3.54% for 2011 to 3.28% for 2012. Future changes in the net interest margin will be dependent upon multiple factors including further actions by the FOMC during 2013 in response to economic conditions, competitive pressures in the various markets served, and changes in the structure of the balance sheet as a result of changes in customer demands for products and services.

The Company utilizes computer modeling software to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves, as well as other factors. The ALCO committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. Although management does not consider Gap ratios in this planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company’s cumulative repricing Gap ratio as of December 31, 2012 for the next 12 months using a scenario in which interest rates remained unchanged was a negative 6.12% of earning assets.

The Company’s investment portfolio consists of Treasury securities, mortgage-backed securities and municipal bonds. During 2012, purchases in the securities portfolio consisted of primarily mortgage-backed securities and municipal bonds. As of December 31, 2012, the Company’s investment in mortgage-backed securities represented approximately 80% of total securities, with 78% of the securities consisting of Collateralized Mortgage Obligations (“CMOs”) and mortgage pools issued by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae, Fannie Mae and Freddie Mac securities are each guaranteed by their respective agencies as to principal and interest. The non-agency residential mortgage-backed securities (CMOs not issued by the government or government sponsored agencies) comprised approximately 1% of the total securities portfolio, down from 7% in the prior year due to normal principal payments and the sale of nine of these securities in the third quarter of 2012. These non-agency residential mortgage-backed securities are all super senior or senior tranche securities, were rated AAA or better at the time of purchase and met specific criteria established by the Asset Liability Management Committee of the Company. All mortgage securities purchased by the Company are within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company’s investment policy. The Company uses Bloomberg analytics to evaluate and monitor all purchases. As of December 31, 2012, the securities in the AFS portfolio had approximately a 2.60 year effective duration with approximately a negative 9.50% change in market value in the event of a 300 basis points upward rate shock and an approximate 2.20% change in market value in the event of a 100 basis point downward rate shock. As of December 31, 2012, all mortgage-backed securities were performing in a manner consistent with management’s original ALCO modeled expectations.

The following table provides information regarding the Company’s financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the tables present principal cash flows and related weighted-average interest rates by contractual maturities, as well as the Company’s historical experience of the impact of interest-rate fluctuations on the prepayment of residential and home equity loans and mortgage-backed securities. Core deposits such as deposits, interest-bearing checking, savings and money market deposits that have no contractual maturity, are shown based on historical experience that indicates some portion of the balances are retained over time. Weighted-average variable rates are based upon rates existing at the reporting date.

	2012
	Principal/Notional Amount Maturing in:
	(dollars in thousands)
								Fair
								Value
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	12/31/2012
Rate sensitive assets:
Fixed interest rate loans	$331,068	$172,469	$135,050	$91,298	$58,130	$54,381	$842,396	$863,894
Average interest rate	4.64%	5.35%	5.21%	5.02%	4.85%	5.42%
Variable interest rate loans	$824,037	$190,105	$65,170	$60,643	$55,631	$219,538	$1,415,124	$1,418,544
Average interest rate	3.79%	3.64%	3.77%	3.52%	3.57%	3.59%
Fixed interest rate securities	$177,261	$107,596	$53,538	$36,173	$14,727	$65,468	$454,763	$466,954
Average interest rate	0.60%	1.88%	2.15%	2.38%	2.30%	3.81%
Variable interest rate securities	$65	$0	$0	$0	$0	$0	$65	$67
Average interest rate	5.45%	0.00%	0.00%	0.00%	0.00%	0.00%
Other interest-bearing assets	$75,571	$0	$0	$0	$0	$0	$75,571	$75,571
Average interest rate	0.32%	0.00%	0.00%	0.00%	0.00%	0.00%
Rate sensitive liabilities:
Noninterest bearing checking	$31,066	$29,588	$37,856	$24,319	$22,049	$263,048	$407,926	$407,926
Average interest rate
Savings & interest bearing checking	$181,650	$177,512	$195,093	$172,332	$158,322	$381,416	$1,266,325	$1,266,325
Average interest rate	0.78%	0.79%	0.76%	0.81%	0.85%	0.38%
Time deposits	$556,535	$163,010	$73,653	$95,613	$17,868	$826	$907,505	$922,397
Average interest rate	1.09%	1.34%	2.13%	2.09%	1.86%	1.18%
Fixed interest rate borrowings	$0	$15,000	$0	$0	$0	$38	$15,038	$15,607
Average interest rate	0.00%	3.21%	0.00%	0.00%	0.00%	6.15%
Variable interest rate borrowings	$24,377	$24,377	$24,377	$24,376	$24,376	$30,928	$152,811	$153,106
Average interest rate	0.35%	0.35%	0.35%	0.35%	0.35%	3.36%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
December 31	2012	2011
ASSETS
Cash and due from banks	$156,666	$56,909
Short-term investments	75,571	47,675
Total cash and cash equivalents	232,237	104,584

Securities available for sale (carried at fair value)	467,021	467,391
Real estate mortgage loans held for sale	9,452	2,953

Loans, net of allowance for loan losses of $51,445 and $53,400	2,206,075	2,180,309

Land, premises and equipment, net	34,840	34,736
Bank owned life insurance	61,112	39,959
Accrued income receivable	8,491	9,612
Goodwill	4,970	4,970
Other intangible assets	47	99
Other assets	39,899	45,075
Total assets	$3,064,144	$2,889,688

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$407,926	$356,682
Interest bearing deposits	2,173,830	2,056,014
Total deposits	2,581,756	2,412,696

Short-term borrowings
Federal funds purchased	0	10,000
Securities sold under agreements to repurchase	121,883	131,990
Total short-term borrowings	121,883	141,990

Accrued expenses payable	15,321	13,550
Other liabilities	1,390	2,195
Long-term borrowings	15,038	15,040
Subordinated debentures	30,928	30,928
Total liabilities	2,766,316	2,616,399

Commitments, off-balance sheet risks and contingencies (Notes 1 and 19)

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
16,377,247 shares issued and 16,290,136 outstanding as of December 31, 2012
16,217,019 shares issued and 16,145,772 outstanding as of December 31, 2011	90,039	87,380
Retained earnings	203,654	181,903
Accumulated other comprehensive income	5,689	5,139
Treasury stock, at cost (2012 - 87,111 shares, 2011 - 71,247 shares)	(1,643)	(1,222)
Total stockholders' equity	297,739	273,200
Noncontrolling interest	89	89
Total equity	297,828	273,289
Total liabilities and stockholders' equity	$3,064,144	$2,889,688

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands except share and per share data)
Years Ended December 31	2012	2011	2010
NET INTEREST INCOME
Interest and fees on loans
Taxable	$102,749	$104,936	$104,205
Tax exempt	441	471	86
Interest and dividends on securities
Taxable	8,311	13,575	16,406
Tax exempt	2,800	2,756	2,708
Interest on short-term investments	68	154	120
Total interest income	114,369	121,892	123,525

Interest on deposits	24,667	27,735	28,007
Interest on borrowings
Short-term	441	612	727
Long-term	1,590	1,465	2,138
Total interest expense	26,698	29,812	30,872

NET INTEREST INCOME	87,671	92,080	92,653

Provision for loan losses	2,549	13,800	23,947

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	85,122	78,280	68,706

NONINTEREST INCOME
Wealth advisory fees	3,823	3,462	3,247
Investment brokerage fees	3,061	2,560	2,266
Service charges on deposit accounts	8,015	7,950	8,436
Loan, insurance and service fees	5,822	4,849	4,300
Merchant card fee income	1,184	1,020	1,081
Other income	2,147	1,817	2,175
Mortgage banking income	2,546	1,000	1,587
Net securities gains (losses)	(376)	(167)	4
Other-than-temporary impairment loss on available for sale securities:
Total impairment losses recognized on securities	(1,026)	(286)	(1,716)
Loss recognized in other comprehensive income	0	0	129
Net impairment loss recognized in earnings	(1,026)	(286)	(1,587)
Total noninterest income	25,196	22,205	21,509

NONINTEREST EXPENSE
Salaries and employee benefits	34,539	32,807	30,375
Net occupancy expense	3,296	3,106	2,899
Equipment costs	2,572	2,204	2,090
Data processing fees and supplies	4,378	3,655	3,931
Credit card interchange	0	2	158
Other expense	12,957	13,331	13,982
Total noninterest expense	57,742	55,105	53,435

INCOME BEFORE INCOME TAX EXPENSE	52,576	45,380	36,780

Income tax expense	17,182	14,718	12,237

NET INCOME	$35,394	$30,662	$24,543

Dividends and accretion of discount on preferred stock	0	0	3,187

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$35,394	$30,662	$21,356

BASIC WEIGHTED AVERAGE COMMON SHARES	16,323,870	16,204,952	16,120,606

BASIC EARNINGS PER COMMON SHARE	$2.17	$1.89	$1.32

DILUTED WEIGHTED AVERAGE COMMON SHARES	16,482,937	16,324,644	16,213,747

DILUTED EARNINGS PER COMMON SHARE	$2.15	$1.88	$1.32

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands except share and per share data)

Years Ended December 31	2012	2011	2010
Net income	$35,394	$30,662	$24,543
Other comprehensive income
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	(820)	6,445	10,728
Reclassification adjustment for (gains)/losses included in net income	376	167	(4)
Reclassification adjustment for other than temporary impairment	1,026	286	1,587
Net securities gain activity during the period	582	6,898	12,311
Tax effect	(230)	(2,593)	(5,031)
Net of tax amount	352	4,305	7,280
Defined benefit pension plans:
Net gain(loss) on defined benefit pension plans	112	(1,043)	(36)
Amortization of net actuarial loss	220	175	142
Net gain /(loss) activity during the period	332	(868)	106
Tax effect	(134)	352	(43)
Net of tax amount	198	(516)	63
Total other comprehensive income, net of tax	550	3,789	7,343
Comprehensive income	$35,944	$34,451	$31,886

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands except share and per share data)

				Accumulated
				Other		Total
	Preferred	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2010	$54,095	$83,487	$149,945	$(5,993)	$(1,540)	$279,994

Comprehensive income:
Net income			24,543			24,543
Other comprehensive income (loss), net of tax				7,343		7,343
Comprehensive income						31,886
Common stock cash dividends declared, $0.62 per share			(9,989)			(9,989)
Treasury shares purchased under deferred directors' plan
(11,081 shares)		212			(212)	0
Treasury stock sold and distributed under deferred directors'
plan (21,491 shares)		(334)			334	0
Stock activity under stock compensation plans (90,658 shares)		1,662				1,662
Stock compensation expense		739				739
Redemption of 56,044 shares of preferred stock	(56,044)					(56,044)
Accretion of preferred stock discount	1,949		(1,949)			0
Preferred stock dividend paid and/or accrued			(1,251)			(1,251)
Balance at December 31, 2010	0	85,766	161,299	1,350	(1,418)	246,997
Comprehensive income:
Net income			30,662			30,662
Other comprehensive income (loss), net of tax				3,789		3,789
Comprehensive income						34,451
Common stock cash dividends declared, $0.62 per share			(10,058)			(10,058)
Treasury shares purchased under deferred directors' plan
(10,648 shares)		244			(244)	0
Treasury stock sold and distributed under deferred directors'
plan (30,100 shares)		(440)			440	0
Stock activity under stock compensation plans (47,900 shares)		468				468
Stock compensation expense		1,342				1,342
Balance at December 31, 2011	0	87,380	181,903	5,139	(1,222)	273,200
Net income			35,394			35,394
Other comprehensive income (loss), net of tax				550		550
Comprehensive income						35,944
Common stock cash dividends declared, $0.835 per share			(13,643)			(13,643)
Treasury shares purchased under deferred directors' plan
(15,864 shares)		421			(421)	0
Stock activity under stock compensation plans (160,228 shares)		894				894
Stock compensation expense		1,344				1,344
Balance at December 31, 2012	$0	$90,039	$203,654	$5,689	$(1,643)	$297,739

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Years Ended December 31	2012	2011	2010
Cash flows from operating activities:
Net income	$35,394	$30,662	$24,543
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,790	2,279	2,194
Provision for loan losses	2,549	13,800	23,947
(Gain) Loss on sale and write down of other real estate owned	(99)	387	129
Amortization of intangible assets	52	54	54
Amortization of loan servicing rights	728	594	620
Net change in loan servicing rights valuation allowance	(66)	86	(24)
Loans originated for sale	(119,647)	(78,425)	(91,638)
Net gain on sales of loans	(2,805)	(1,712)	(2,023)
Proceeds from sale of loans	115,163	82,161	88,818
Net loss on sale of premises and equipment	3	17	4
Net (gain) loss on securities available for sale	376	167	(4)
Impairment on available for sale securities	1,026	286	1,587
Net securities amortization	8,209	3,601	1,741
Stock compensation expense	1,344	1,342	739
Earnings on life insurance	(955)	(970)	(1,085)
Tax benefit of stock option exercises	(112)	(138)	(371)
Net change:
Accrued income receivable	1,121	(538)	(474)
Accrued expenses payable	1,969	1,558	(1,891)
Other assets	3,936	(3,930)	(2,811)
Other liabilities	(384)	121	1,644
Total adjustments	15,198	20,740	21,156
Net cash from operating activities	50,592	51,402	45,699
Cash flows from investing activities:
Proceeds from sale of securities available for sale	27,855	73,318	0
Proceeds from maturities, calls and principal paydowns of
securities available for sale	125,107	84,051	90,458
Purchases of securities available for sale	(161,621)	(179,296)	(114,063)
Purchase of life insurance	(20,227)	(134)	(1,102)
Net increase in total loans	(28,728)	(150,115)	(94,702)
Proceeds from sales of land, premises and equipment	2	33	0
Purchases of land, premises and equipment	(2,899)	(6,660)	(3,027)
Proceeds from sales of other real estate owned	1,791	2,070	2,789
Net cash from investing activities	(58,720)	(176,733)	(119,647)
Cash flows from financing activities:
Net increase in total deposits	169,060	211,671	349,900
Net decrease in short-term borrowings	(20,107)	(32,062)	(179,999)
Payments on long-term borrowings	(2)	(1)	(25,001)
Common dividends paid	(13,630)	(10,045)	(9,989)
Preferred dividends paid	(13)	(13)	(1,601)
Redemption of preferred stock	0	0	(56,044)
Proceeds from stock option exercise	894	468	1,052
Purchase of treasury stock	(421)	(244)	(212)
Net cash from financing activities	135,781	169,774	78,106
Net change in cash and cash equivalents	127,653	44,443	4,158
Cash and cash equivalents at beginning of the year	104,584	60,141	55,983
Cash and cash equivalents at end of the year	$232,237	$104,584	$60,141
Cash paid during the year for:
Interest	$27,514	$29,215	$32,494
Income taxes	12,728	21,529	18,587
Supplemental non-cash disclosures:
Loans transferred to other real estate	413	958	5,740

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:

The consolidated financial statements include Lakeland Financial Corporation (the “Holding Company”) and its wholly-owned subsidiaries, Lake City Bank (the “Bank”) and LCB Risk Management, Inc., together referred to as (the “Company”). On December 18, 2006, LCB Investments II, Inc. was formed as a wholly owned subsidiary of the Bank incorporated in Nevada to manage a portion of the Bank’s investment portfolio beginning in 2007. On December 21, 2006, LCB Funding, Inc., a real estate investment trust incorporated in Maryland, was formed as a wholly owned subsidiary of LCB Investments II, Inc. On December 28, 2012, LCB Risk Management, Inc., a captive insurance company incorporated in Nevada, was formed as a wholly owned subsidiary of the Holding Company. All intercompany transactions and balances are eliminated in consolidation.

The Company provides financial services through the Bank, a full-service commercial bank with 45 branch offices in thirteen counties in Northern and Central Indiana. The Company provides commercial, retail, trust and investment services to its customers. Commercial products include commercial loans and technology-driven solutions to meet commercial customers’ treasury management needs such as internet business banking and on-line treasury management services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans. The Company provides credit card services to retail and commercial customers through its retail card program and merchant processing activity. The Company provides wealth advisory and trust clients with traditional personal and corporate trust services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance. Other financial instruments, which represent potential concentrations of credit risk, include deposit accounts in other financial institutions.

Use of Estimates:

To prepare financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ. The allowance for loan losses, the fair values of financial instruments, other-than-temporary impairment of securities and the fair value of loan servicing rights, are particularly subject to change.

Cash Flows:

Cash and cash equivalents include cash, demand deposits in other financial institutions and short-term investments with maturities of 90 days or less. Cash flows are reported net for customer loan and deposit transactions, and short-term borrowings.

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

Loan sales occur on the delivery date agreed to in the relevant commitment agreement. The Company retains servicing on the majority of loans sold. The carrying value of loans sold is reduced by the amount allocated to the servicing right. The gain or loss on the sale of loans is the difference between the carrying value of the loans sold and the funds received from the sale.

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

The recorded investment in loans is the loan balance plus unamortized net deferred loan costs less unamortized net deferred loan fees. The total amount of accrued interest on loans as of December 31, 2012 and 2011 was $6.2 million and $7.2 million.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years. This actual loss experience is supplemented with other environmental factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels of, and trends in, delinquencies and impaired loans; levels of, and trends in, charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified:  commercial and industrial, commercial real estate and multi-family residential, agri-business and agricultural, other commercial, consumer 1-4 family mortgage and other consumer. The risk characteristics of each of the identified portfolio segments are as follows:

Commercial and Industrial - Borrowers may be subject to industry conditions including decreases in product demand; increases in material or other production costs that cannot be immediately recaptured in the sales or distribution cycle; interest rate increases that could have an adverse impact on profitability; non-payment of credit that has been extended under normal vendor terms for goods sold or services; and interruption related to the importing or exporting of production materials or sold products.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Commercial Real Estate and Multi-Family Residential – Borrowers may be subject to potential adverse market conditions that cause a decrease in market value or lease rates; the potential for environmental impairment from events occurring on subject or neighboring properties; and obsolescence in location or function. Multi-family Residential is also subject to adverse market conditions associated with a change in governmental or personal funding sources for tenants; over supply of units in a specific region; a shift in population; and reputational risks.  Construction and Land Development risks include slower absorption than anticipated on speculative projects; deterioration in market conditions that may impact a project’s value; unforeseen costs not considered in the original construction budget; or any other factors that may impact the completion or success of the project.

Agri-business and Agricultural – Borrowers may be subject to adverse market or weather conditions including changes in local or foreign demand; lower yields than anticipated; political or other impact on storage, distribution or use; and exposure to increasing commodity prices which result in higher production, distribution or exporting costs.

Other commercial – Borrowers may be subject to the uninterrupted flow of funds to states and other political subdivisions for the purpose of debt repayments on loans held by the Bank.

Consumer 1-4 Family Mortgage – Borrowers may be subject to adverse employment conditions in the local economy leading to increased default rates; decreased market values from oversupply in a geographic area; and impact to borrowers’ ability to maintain payments in the event of incremental rate increases on adjustable rate mortgages.

Other Consumer – Borrowers may be subject to adverse employment conditions in the local economy which may lead to higher default rates; and decreases in the value of underlying collateral.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been materially modified for borrowers experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired and may be either accruing or non-accruing. Nonaccrual troubled debt restructurings follow the same policy as described above for other loans. Impairment for troubled debt restructurings is measured at the present value of estimated future cash flows using the loan’s effective rate at inception or at discounted collateral value for collateral based loans. Impairment is evaluated individually or in total for smaller-balance loans of similar nature such as all classes of consumer 1-4 family and other consumer loans, and individually for all classes of commercial and industrial, commercial real estate and multi-family, agri-business and agricultural and other commercial loans. The Company analyzes commercial loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis for Special Mention, Substandard and Doubtful grade loans and annually on Pass grade loans over $250,000. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral less anticipated costs to sell if repayment is expected solely from the collateral. All classes of commercial and industrial, commercial real estate and multifamily residential, agri-business and agricultural, other commercial and consumer 1-4 family mortgage loans that become delinquent beyond 90 days are analyzed and a charge-off is taken when it is determined that the underlying collateral, if any, is not sufficient to offset the indebtedness.

Investments in Limited Partnerships:

The Company enters into and invests in limited partnerships in order to invest in affordable housing projects for the primary purpose of obtaining available tax benefits. The Company is a limited partner in these investments and, as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the consolidated balance sheet. These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable. The investments recorded at December 31, 2012 and 2011 were $2.0 million and $2.1 million, respectively, and are included with other assets in the consolidated balance sheet.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreclosed Assets:

Assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed. At December 31, 2012 and 2011, the balance of other real estate owned was $667,000 and $2.1 million and are included with other assets on the consolidated balance sheet.

Land, Premises and Equipment:

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the useful lives of the assets. Premises assets have useful lives between 5 and 40 years. Equipment assets have useful lives between 3 and 7 years.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as loan type, term and interest rate. Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in the valuation allowance are reported with mortgage banking income on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income/(loss), which is included in loan, insurance and service fees on the income statement, is recorded for fees earned for servicing loans. Fees earned for servicing loans are based on a contractual percentage of the outstanding principal amount of the loan and are recorded as income when earned. The amortization of servicing rights is netted against mortgage banking income. Servicing fees totaled $765,000, $711,000 and $682,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

Bank Owned Life Insurance:

At December 31, 2012 and 2011, the Company owned $59.8 million and $38.9 million of life insurance policies on certain officers to provide a life insurance benefit for these officers. At December 31, 2012 and 2011 the Company also owned $1.3 million and $1.0 million of variable life insurance on certain officers related to a deferred compensation plan. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, i.e., the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets:

All goodwill on the Company’s consolidated balance sheet resulted from business combinations prior to January 1, 2009 and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is not amortized, but assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets consist of trust deposit relationships arising from a trust acquisition. Trust deposit relationships are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives, which is ten years.

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

 A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more likely of being realized on examination than not. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

Earnings Per Common Share:

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in treasury stock for 2012 and 2011 reflect the acquisition of 87,111 and 71,247 shares, respectively, of Company common stock that has been purchased under the directors’ deferred compensation plan described above. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

Accumulated Other Comprehensive Income:

The following tables summarize the changes within each classification of accumulated other comprehensive income for December 31, 2012 and 2011 all shown net of tax:

		Current
	Balance	Period	Balance
	at 12/31/11	Change	at 12/31/12
		(in thousands)
Unrealized gain on securities available for sale
without other-than-temporary impairment	$7,688	$(171)	$7,517
Unrealized loss on securities available for sale
with other-than-temporary impairment	(523)	523	0

Total unrealized gain on securities available for sale	7,165	352	7,517

Unrealized loss on defined benefit pension plans	(2,026)	198	(1,828)

Total	$5,139	$550	$5,689

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

		Current
	Balance	Period	Balance
	at 12/31/10	Change	at 12/31/11
		(in thousands)
Unrealized gain (loss) on securities available for sale
without other-than-temporary impairment	$4,285	$3,403	$7,688
Unrealized loss on securities available for sale
with other-than-temporary impairment	(1,425)	902	(523)

Total unrealized gain (loss) on securities available for sale	2,860	4,305	7,165

Unrealized loss on defined benefit pension plans	(1,510)	(516)	(2,026)

Total	$1,350	$3,789	$5,139

Loss Contingencies:

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there currently are such matters that will have a material effect on the financial statements.

Restrictions on Cash:

The Company was not required to have any cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2012 due to the increased level of reserves that had been held during the two-week reserve period leading up to the end of the year. The Company was required to have $3.5 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2011.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of New Accounting Standards:

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and international accounting principles. The amendment results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards (“IFRS”). The changes to GAAP as a result of the amendment are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. The amendment extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) The exception aligns the fair value measurement of instruments classified within an entity’s stockholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of the amendment are effective for the Company’s interim and annual periods beginning on or after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s statements of income and condition and the disclosure requirements are already effective.

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

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gain	Losses	Cost
2012	(in thousands)
U.S. Treasury securities	$1,037	$35	$0	$1,002
U.S. government sponsored agencies	5,304	278	0	5,026
Agency residential mortgage-backed securities	365,644	7,813	(1,495)	359,326
Non-agency residential mortgage-backed securities	6,453	242	0	6,211
State and municipal securities	88,583	5,509	(189)	83,263
Total	$467,021	$13,877	$(1,684)	$454,828

2011
U.S. Treasury securities	$1,055	$52	$0	$1,003
U.S. government sponsored agencies	5,277	244	0	5,033
Agency residential mortgage-backed securities	350,102	8,989	(923)	342,036
Non-agency residential mortgage-backed securities	32,207	191	(2,225)	34,241
State and municipal securities	78,750	5,292	(9)	73,467
Total	$467,391	$14,768	$(3,157)	$455,780

Total other-than-temporary impairment recognized in accumulated other comprehensive income was $0 and $213,000 for securities available for sale at December 31, 2012 and 2011.

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of December 31, 2012 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year or less	$2,221	$2,213
Due after one year through five years	24,636	26,233
Due after five years through ten years	36,310	39,017
Due after ten years	26,124	27,461
	89,291	94,924
Mortgage-backed securities	365,537	372,097
Total debt securities	$454,828	$467,021

Security proceeds, gross gains and gross losses for 2012, 2011 and 2010 were as follows:

	2012	2011	2010
		(in thousands)
Sales of securities available for sale
Proceeds	$27,855	$73,318	$0
Gross gains	824	3,997	0
Gross losses	1,203	4,171	0

        Security proceeds for 2012 and 2011 are net of other-than-temporary impairment previously recognized on several non-agency mortgage-backed securities sold.

NOTE 2 – SECURITIES (continued)

The Company sold twelve securities with a total book value of $28.2 million and a total fair value of $27.9 million during 2012.  The sales included nine non-agency residential mortgage-backed securities, including all five on which the Company had previously recognized other-than-temporary impairment.  The remaining gains during 2012 were from calls.  The Company sold 36 securities with a total book value of $73.5 million and a total fair value of $73.3 million during 2011. The sales were related to a strategic realignment of the securities portfolio, and included six of the seven non-agency residential mortgage-backed securities on which the Company had previously recognized other-than-temporary impairment. The remaining gains in 2011 were from calls or maturities. There were no security sales in 2010. All of the gains and losses in 2010 were from calls.

Securities with carrying values of $193.7 million and $247.7 million were pledged as of December 31, 2012 and 2011, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of December 31, 2012 and 2011 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2012	(in thousands)

Agency residential mortgage-backed
securities	$92,974	$(1,066)	$20,422	$(429)	$113,396	$(1,495)
State and municipal securities	10,791	(188)	50	(1)	10,841	(189)
Total temporarily impaired	$103,765	$(1,254)	$20,472	$(430)	$124,237	$(1,684)

2011

Agency residential mortgage-backed
securities	$74,463	$(860)	$4,813	$(63)	$79,276	$(923)
Non-agency residential mortgage-backed
securities	3,379	(4)	23,885	(2,221)	27,264	(2,225)
State and municipal securities	341	(2)	1,003	(7)	1,344	(9)
Total temporarily impaired	$78,183	$(866)	$29,701	$(2,291)	$107,884	$(3,157)

        The number of securities with unrealized losses as of December 31, 2012 and 2011 is presented below.

	Less than	12 months
	12 months	or more	Total
2012

Agency residential mortgage-backed securities	29	9	38
State and municipal securities	29	1	30
Total temporarily impaired	58	10	68

	Less than	12 months
	12 months	or more	Total
2011

Agency residential mortgage-backed securities	21	1	22
Non-agency residential mortgage-backed securities	2	9	11
State and municipal securities	3	2	5
Total temporarily impaired	26	12	38

NOTE 2 – SECURITIES (continued)

All of the following are considered to determine whether or not the impairment of these securities is other-than-temporary. Ninety-nine percent of the securities are backed by the U.S. government, government agencies, government sponsored agencies or are A- rated or better, except for certain non-local or local municipal securities, which are not rated. Mortgage-backed securities which are not issued by the U.S. government or government sponsored agencies (non-agency residential mortgage-backed securities) met specific criteria set by the Asset Liability Management Committee at their time of purchase, including having the highest rating available by either Moody’s, S&P or Fitch. None of the securities have call provisions (with the exception of the municipal securities) and all payments as originally agreed are being received on their original terms. For the government, government-sponsored agency and municipal securities, management did not have concerns of credit losses and there was nothing to indicate that full principal will not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell and it is more likely than not that it will not be required to sell these securities before the recovery of their amortized cost basis.

As of December 31, 2012, the Company had $6.5 million of non-agency residential mortgage-backed securities which were not issued by the U.S. government or government sponsored agencies, but which were rated AAA by S&P or Fitch and/or Aaa by Moody’s at the time of purchase.  As of December 31, 2011, the Company had $32.2 million of non-agency residential mortgage-backed securities which were not issued by the federal government or government sponsored agencies, but which were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. During the third quarter of 2012, the Company sold nine of the non-agency mortgage-backed securities as part of a strategic realignment of the investment portfolio. The securities sold had a book value of $20.7 million and a fair value of $19.5 million. The sales included all five of the securities on which the Company had previously recognized other-than-temporary impairment. One of the non-agency residential mortgage-backed securities owned at December 31, 2011 paid off in May 2012. None of the remaining five non-agency residential mortgage-backed securities were still rated AAA/Aaa as of December 31, 2012 by at least one of the rating agencies and one had been downgraded to below investment grade by at least one of those rating agencies. Five of the fifteen remaining non-agency residential mortgage-backed securities were still rated AAA/Aaa as of December 31, 2011 by at least one of the rating agencies, but the other ten had been downgraded to below investment grade by at least one rating agency.

For these non-agency residential mortgage-backed securities, additional analysis is performed to determine if the impairment is temporary or other-than-temporary, in which case impairment would need to be recorded for these securities. The Company performs an independent analysis of the cash flows of the individual securities based upon assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses. Based upon the initial review, securities may be identified for further analysis computing the net present value using an appropriate discount rate (the current accounting yield) and comparing it to the book value of the security to determine if there is any other-than-temporary impairment that must be recorded. Based on this analysis of the non-agency residential mortgage-backed securities, the Company recorded an other-than-temporary impairment of $1.0 million relating to four securities in the year ended December 31, 2012, which is equal to the credit loss, establishing a new, lower amortized cost basis. All of the securities on which the Company had recognized other-than-temporary impairment were sold during the third quarter of 2012. None of the five remaining non-agency mortgage-backed securities had any unrealized losses or other-than-temporary impairment at December 31, 2012.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income.

	2012	2011
	(in thousands)
Balance January 1,	$359	$1,812
Additions related to other-than-temporary impairment losses
not previously recognized	779	42
Additional increases to the amount of credit loss for which
other-than-temporary impairment was previously recognized	247	244
Reductions for previous credit losses realized on
securities sold during the year	(1,385)	(1,739)
Balance December 31,	$0	$359

NOTE 2 – SECURITIES (continued)

Information on securities with at least one rating below investment grade as of December 31, 2012 is presented below.

							12/31/2012	1-Month	3-Month	6-Month
		Other Than	December 31, 2012				Lowest	Constant	Constant	Constant
		Temporary	Par	Amortized	Fair	Unrealized	Credit	Default	Default	Default	Credit
Description	CUSIP	Impairment	Value	Cost	Value	Gain/(Loss)	Rating	Rate	Rate	Rate	Support
(in thousands)
RALI 2004-QS7 A3	76110HTX7	$0	$2,908	$2,891	$2,979	$88	BB+	5.67	5.46	3.38	10.34

Information on securities with at least one rating below investment grade as of December 31, 2011 is presented below.

							12/31/2011	1-Month	3-Month	6-Month
		Other Than	December 31, 2011				Lowest	Constant	Constant	Constant
		Temporary	Par	Amortized	Fair	Unrealized	Credit	Default	Default	Default	Credit
Description	CUSIP	Impairment	Value	Cost	Value	Gain/(Loss)	Rating	Rate	Rate	Rate	Support
			(in thousands)
CWHL 2006-18 2A7	12543WAJ7	$0	$2,815	$2,761	$2,450	$(311)	C	12.89	8.16	4.06	2.89
CWALT 2005-46CB A1	12667G6U2	42	3,530	3,323	2,747	(576)	CC	5.42	3.95	3.16	3.01
CWALT 2005-J8 1A3	12667GJ20	0	5,043	4,835	4,560	(275)	CC	7.9	8.6	5.04	6.2
CHASE 2005-S3 A4	16162WNE5	0	333	331	330	(1)	B1	0	0	2.43	4.02
CHASE 2006-S3 1A5	16162XAE7	0	1,281	1,279	1,199	(80)	C	0.84	1.2	2.73	2.2
CMSI 2007-61A5	173103AE2	0	2,523	2,521	2,473	(48)	B1	5.29	3.04	2.69	6.68
GSR 2006-10F 1A1	36266WAC6	0	3,626	3,374	3,164	(210)	C	0	0	1.13	2.17
MALT 2004-6 7 A1	576434SK1	0	3,072	3,052	3,048	(4)	B1	0	0	0	11.3
MANA 2007-F1 1A1	59023YAA2	0	2,168	2,126	1,745	(381)	D	0	0	0	0
RFMSI 2006-S5 A14	74957EAP2	317	2,707	2,332	2,029	(303)	D	6.03	4.98	5.45	0

		$359	$27,098	$25,934	$23,745	$(2,189)

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

NOTE 3 - LOANS

Total loans outstanding as of year-end consisted of the following:

	2012	2011
	(in thousands)
Commercial and industrial loans:
Working capital lines of credit loans	$439,638	$373,768
Non-working capital loans	407,184	377,388
Total commercial and industrial loans	846,822	751,156

Commercial real estate and multi-family residential loans:
Construction and land development loans	82,494	82,284
Owner occupied loans	358,617	346,669
Nonowner occupied loans	314,889	385,090
Multifamily loans	45,011	38,477
Total commercial real estate and multi-family residential loans	801,011	852,520

Agri-business and agricultural loans:
Loans secured by farmland	109,147	118,224
Loans for agricultural production	115,572	119,705
Total agri-business and agricultural loans	224,719	237,929

Other commercial loans	56,807	58,278
Total commercial loans	1,929,359	1,899,883

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	109,823	106,999
Open end and junior lien loans	161,366	175,694
Residential construction and land development loans	11,541	5,462
Total consumer 1-4 family mortgage loans	282,730	288,155

Other consumer loans	45,755	45,999
Total consumer loans	328,485	334,154
Subtotal	2,257,844	2,234,037
Less: Allowance for loan losses	(51,445)	(53,400)
Net deferred loan fees	(324)	(328)
Loans, net	$2,206,075	$2,180,309

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following table presents the activity and balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012:

		Commercial
		Real Estate			Consumer
	Commercial	and Multifamily	Agri-business	Other	1-4 Family	Other
	and Industrial	Residential	and Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
	(in thousands)
Balance January 1	$22,830	$23,489	$695	$65	$2,322	$645	$3,354	$53,400
Provision for loan losses	1,814	(1,772)	705	(11)	1,552	258	3	2,549
Loans charged-off	(3,069)	(1,108)	0	0	(1,340)	(405)	0	(5,922)
Recoveries	767	203	3	186	148	111	0	1,418
Net loans charged-off	(2,302)	(905)	3	186	(1,192)	(294)	0	(4,504)
Balance December 31	$22,342	$20,812	$1,403	$240	$2,682	$609	$3,357	$51,445

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,542	$8,559	$63	$0	$607	$34	$0	$14,805
Collectively evaluated for impairment	16,800	12,253	1,340	240	2,075	575	3,357	36,640
Total ending allowance balance	$22,342	$20,812	$1,403	$240	$2,682	$609	$3,357	$51,445

Loans:
Loans individually evaluated for impairment	$18,281	$36,919	$797	$0	$2,853	$92	$0	$58,942
Loans collectively evaluated for impairment	828,728	763,279	224,008	56,810	280,141	45,612	0	2,198,578
Total ending loans balance	$847,009	$800,198	$224,805	$56,810	$282,994	$45,704	$0	$2,257,520

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

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following is an analysis of the allowance for loan losses for 2010:

2010
(in thousands)
Balance January 1,	$32,073
Provision for loan losses	23,947
Loans charged-off	(11,742)
Recoveries	729
Net loans charged-off	(11,013)
Balance December 31,	$45,007

The allowance for loan losses to total loans as of December 31, 2012, 2011 and 2010 was 2.28%, 2.39% and 2.15% respectively.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012:

						Cash Basis
	Unpaid		Allowance for	Average	Interest	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$61	$61	$0	$10	$0	$0
Non-working capital loans	0	0	0	108	0	0

Commercial real estate and multi-family residential loans:
Owner occupied loans	754	574	0	530	0	0
Nonowner occupied loans	385	385	0	259	17	17
Multifamily loans	410	286	0	83	0	0

Agri-business and agricultural loans:
Loans secured by farmland	645	466	0	307	0	0
Loans for ag production	0	0	0	51	0	0

Consumer 1-4 family loans:
Closed end first mortgage loans	59	59	0	339	0	0
Open end and junior lien loans	41	41	0	25	0	0

Other consumer loans	1	1	0	0	0	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,833	3,224	1,516	4,085	55	54
Non-working capital loans	16,763	14,996	4,026	17,062	667	681

Commercial real estate and multi-family residential loans:
Construction and land development loans	3,352	2,960	934	2,145	48	48
Owner occupied loans	5,869	5,869	1,476	5,157	90	84
Nonowner occupied loans	26,835	26,845	6,149	27,830	363	380

Agri-business and agricultural loans:
Loans secured by farmland	651	331	63	410	0	0
Loans for agricultural production	0	0	0	68	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,387	2,403	415	1,870	36	50
Open end and junior lien loans	379	350	192	343	0	0

Other consumer loans	91	91	34	26	0	0

Total	$65,516	$58,942	$14,805	$60,708	$1,276	$1,314

The recorded investment in loans does not include accrued interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

						Cash Basis
	Unpaid		Allowance for	Average	Interest	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial loans:
Non-working capital loans	$116	$116	$0	$30	$0	$0

Commercial real estate and multi-family residential loans:
Nonowner occupied loans	0	0	0	425	0	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	7,831	5,969	3,206	5,649	23	25
Non-working capital loans	20,867	18,119	6,237	17,202	616	625

Commercial real estate and multi-family residential loans:
Construction and land development loans	816	429	125	1,319	0	0
Owner occupied loans	5,874	5,082	1,566	3,082	41	45
Nonowner occupied loans	30,769	30,283	6,691	24,108	246	252

Agri-business and agricultural loans:
Loans secured by farmland	1,126	628	195	610	0	0
Loans for agricultural production	225	225	18	410	0	0

Other commercial loans	0	0	0	129	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,461	2,256	285	1,872	44	48
Open end and junior lien loans	409	409	3	118	0	0

Total	$70,494	$63,516	$18,326	$54,954	$970	$995

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents information on impaired loans:

2010
(in thousands)
Average of impaired loans during the year	$39,685
Interest income recognized during impairment	450
Cash-basis interest income recognized	465

Nonaccrual loans and loans past due 30 days still on accrual were as follows:

	2012	2011
	(in thousands)
Nonaccrual loans	$30,829	$39,425
Interest not recorded on nonaccrual loans	1,681	1,815
Loans past due 30-89 days and still accruing	4,253	4,230
Loans past due 90 days and still accruing	50	52
Nonperforming loans	30,879	39,477

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. For December 31, 2012 and 2011, $30.2 million and $39.0 million of impaired loans were also included in the total for nonaccrual loans. Total impaired loans decreased by $4.6 million to $58.9 million at December 31, 2012 from $63.5 million at December 31, 2011. While there were many changes in nonaccrual loans in 2012, the decrease in nonaccrual loans resulted primarily from charge-offs of $3.1 million on four commercial credits. In addition, two commercial credits totaling $1.6 million paid off and one commercial credit of $2.0 million were returned to accruing status. As discussed earlier, the decrease in impaired loans resulting from these commercial credit charge-offs and payoffs and one additional commercial credit charge-off of $1.0 million were offset by the addition of four other commercial relationships totaling $4.8 million. For December 31, 2011 and 2010, $39.0 million and $35.8 million of impaired loans were also included in the total for nonaccrual loans.  Total impaired loans increased by $15.5 million to $63.5 million at December 31, 2011 from $48.0 million at December 31, 2010. The increase in nonaccrual loans resulted primarily from the addition of one commercial credit relationship consisting of 3 loans totaling $7.3 million. As discussed earlier, the increase in impaired loans resulted from this commercial credit, as well as five other commercial relationships totaling $12.1 million.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2012 and 2011:

			Loans Past Due
			Over 90 Days
	Nonaccrual		Still Accruing
	2012	2011	2012	2011
	(in thousands)
Commercial and industrial loans:
Working capital lines of credit loans	$1,899	$4,743	$0	$0
Non-working capital loans	4,812	5,433	50	0

Commercial real estate and multi-family residential loans:
Construction and land development loans	398	429	0	0
Owner occupied loans	2,461	4,371	0	0
Nonowner occupied loans	19,200	21,971	0	0
Multifamily loans	286	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	797	628	0	0
Loans for agricultural production	0	225	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	504	1,193	0	52
Open end and junior lien loans	391	452	0	0

Other consumer loans	77	7	0	0

Total	$30,825	$39,452	$50	$52
The recorded investment in loans does not include accrued interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:

	30-89	Greater than
	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
	(in thousands)
Commercial and industrial loans:
Working capital lines of credit loans	$233	$1,899	$2,132	$437,705	$439,837
Non-working capital loans	48	4,862	4,910	402,262	407,172

Commercial real estate and multi-family residential loans:
Construction and land development loans	998	398	1,396	80,954	82,350
Owner occupied loans	1,023	2,461	3,484	354,921	358,405
Nonowner occupied loans	38	19,200	19,238	295,243	314,481
Multifamily loans	0	286	286	44,676	44,962

Agri-business and agricultural loans:
Loans secured by farmland	0	797	797	108,359	109,156
Loans for agricultural production	0	0	0	115,649	115,649

Other commercial loans	0	0	0	56,810	56,810

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,475	504	1,979	107,583	109,562
Open end and junior lien loans	361	391	752	161,172	161,924
Residential construction loans	0	0	0	11,508	11,508

Other consumer loans	81	77	158	45,546	45,704

Total	$4,257	$30,875	$35,132	$2,222,388	$2,257,520

The recorded investment in loans does not include accrued interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

	30-89	Greater than
	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
Commercial and industrial loans:	(in thousands)
Working capital lines of credit loans	$1,051	$4,743	$5,794	$368,098	$373,892
Non-working capital loans	21	5,433	5,454	372,018	377,472

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	429	429	81,650	82,079
Owner occupied loans	104	4,371	4,475	342,068	346,543
Nonowner occupied loans	0	21,971	21,971	362,710	384,681
Multifamily loans	0	0	0	38,374	38,374

Agri-business and agricultural loans:
Loans secured by farmland	0	628	628	117,619	118,247
Loans for agricultural production	0	225	225	119,531	119,756

Other commercial loans	0	0	0	58,249	58,249

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,569	1,245	3,814	102,970	106,784
Open end and junior lien loans	254	452	706	175,517	176,223
Residential construction loans	34	0	34	5,415	5,449

Other consumer loans	192	7	199	45,761	45,960

Total	$4,225	$39,504	$43,729	$2,189,980	$2,233,709

The recorded investment in loans does not include accrued interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $12.5 million and $15.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2012 and 2011. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	2012	2011	2010
		(in thousands)
Accruing troubled debt restructured loans	$22,332	$22,177	$8,547
Nonaccrual troubled debt restructured loans	28,506	34,273	6,091
Total troubled debt restructured loans	$50,838	$56,450	$14,638

During the year ending December 31, 2012 certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a reduction in the interest rate on a loan to one that would not be readily available in the marketplace for borrowers with a similar risk profile; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

There were renewal terms on several loans offered for loans to borrowers under financial distress which did not require additional compensation or consideration and would not have been readily available in the marketplace for loans bearing similar risk profiles. In these instances, it was determined that a concession had been granted. It is difficult to quantify the concession granted due to an absence of readily available market terms to be used for comparison. The renewals during the first three months were to one borrower engaged in construction and land development, where the aggregate recorded investment totaled $1.6 million. The renewal during the three months ended June 30, 2012, was a non-working capital term loan with a recorded investment of $1.1 million. During the three months ended September 30, 2012, the Bank renegotiated terms on a loan where the collateral securing the original note was sold for an amount that did not satisfy the balance. The Bank agreed to release its collateral interest to facilitate the sale, and renegotiated a new consumer loan with a recorded investment of $17,000 for the remaining balance of the loan. The terms offered in the renegotiated unsecured loan were an exception to bank policy, therefore it was determined that a concession had been granted. These loans are included in the table of all modifications below.

Renegotiated interest rates include loans with a reduction in rate for a short-term (part of the remaining life of the loan) or long-term (life of loan).  There were modifications to borrowers at rates that were readily available in the market, but to borrowers who would not have otherwise qualified for the market terms offered in the modification without a concession being granted. Also included are borrowers who received interest rate concessions that were below market rates.

Delays in principal repayment include loans which were intended to be amortizing during the period, but due to financial hardship the borrowers under these loans were unable to meet the original or intended repayment terms. These include loans with principal deferrals for a prolonged period or those with modified payments which are an exception to bank policy.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the period ending December 31, 2012:

	All Modifications			Interest Rate Reductions			Modified Repayment Terms

		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Interest at	Interest at		Extension
	Number of	Recorded	Recorded	Number of	Pre-Modification	Post-Modification	Number of	Period or
	Loans	Investment	Investment	Loans	Rate	Rate	Loans	Range
		(in thousands)			(in thousands)			(in months)
Troubled Debt Restructurings

Commercial and industrial loans:
Non-working capital loans	1	$942	$1,060	0	$0	$0	0	0

Commercial real estate and multi-family residential loans:
Construction and land development loans	5	1,638	1,638	0	0	0	0	0
Owner occupied loans	2	2,260	2,260	1	440	117	1	18
Nonowner occupied loans	1	385	385	0	0	0	1	14

Consumer 1-4 family loans:
Closed end first mortgage loans	5	317	316	5	403	381	0	0

Other consumer loans	1	17	17	0	0	0	0	0

Total	15	$5,559	$5,676	6	$843	$498	2	14-18

All of the commercial and industrial loan troubled debt restructurings described above also had inadequate compensation of additional collateral as part of the restructuring.

For the period ending December 31, 2012, the commercial and industrial loan troubled debt restructurings described above decreased the allowance for loan losses by $853,000, the commercial real estate and multi-family residential loan troubled debt restructurings described above decreased the allowance for loan losses by $67,000, the consumer 1-4 family loan troubled debt restructurings described above increased the allowance for loan losses by $48,000 and the other consumer loan troubled debt restructurings described above increased the allowance for loan losses by $4,000. The commercial and industrial loan and one commercial real estate and multi-family residential loan that decreased the provision during 2012 had modifications during the first five months of the year and had improved their positions during the remainder of the year warranting the decrease in allocation.

No charge offs resulted from any troubled debt restructurings described above during the period ending December 31, 2012.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

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

The commercial real estate and multi-family residential loan troubled debt restructurings described above also resulted in charge offs of $667,000 during the period ending December 31, 2011. There were no charge offs resulting from any other troubled debt restructurings described above during the period ending December 31, 2011.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during period ending December 31:

	2012		2011

	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
		(in thousands)		(in thousands)
Troubled Debt Restructurings that Subsequently Defaulted

Consumer 1-4 family loans:
Closed end first mortgage loans	1	$63	4	$455

Total	1	$63	4	$455

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted, as described above, increased the allowance for loan losses by $16,000 and did not result in any charge offs during the period ending December 31, 2012. The troubled debt restructurings that subsequently defaulted, as described above, increased the allowance for loan losses by $34,000 and did not result in any charge offs during the period ending December 31, 2011.

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

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans. Loans listed as not rated are consumer loans included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
			(in thousands)
Commercial and industrial loans:
Working capital lines of credit loans	$403,778	$22,591	$13,468	$0	$0
Non-working capital loans	355,772	23,192	26,857	66	1,285

Commercial real estate and multi-family residential loans:
Construction and land development loans	67,002	4,595	10,753	0	0
Owner occupied loans	315,672	24,589	18,144	0	0
Nonowner occupied loans	282,108	6,345	26,028	0	0
Multifamily loans	43,425	345	1,192	0	0

Agri-business and agricultural loans:
Loans secured by farmland	107,734	0	1,404	0	18
Loans for agricultural production	115,649	0	0	0	0

Other commercial loans	56,692	0	118	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	18,685	343	729	0	89,805
Open end and junior lien loans	7,932	300	0	0	153,692
Residential construction loans	0	0	0	0	11,508

Other consumer loans	10,168	378	497	0	34,661

Total	$1,784,617	$82,678	$99,190	$66	$290,969

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities:  Securities available for sale are valued primarily by a third party pricing service. The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models which untilize significant observable inputs such as matrix pricing. This is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). These models utilize the market approach with standard inputs that include, but are not limited to benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. For certain non-agency residential mortgage-backed securities where observable inputs about the specific issuer are not available, fair values are estimated using observable data from other non-agency residential mortgage-backed securities presumed to be similar or other market data on other non-agency residential mortgage-backed securities (Level 3 inputs). For certain municipal securities that are not rated and observable inputs about the specific issuer are not available, fair values are estimated using observable data from other  municipal securities presumed to be similar or other market data on other non-rated municipal securities (Level 3 inputs). There were no transfers between Level 1and Level 2 during 2012 and 2011.

Mortgage banking derivative:  The fair values of derivatives are based on observable market data as of the measurement date (Level 2).

Impaired loans:  Impaired loans with specific allocations of the allowance for loan losses are generally based on the fair value of the underlying collateral if repayment is expected solely from the collateral. Fair value is determined using several methods. Generally, the fair value of real estate is based on appraisals by qualified third party appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company’s management routinely applies internal discount factors to the value of appraisals used in the fair value evaluation of impaired loans. The deductions to the appraisals take into account changing business factors and market conditions, as well as value impairment in cases where the appraisal date predates a likely change in market conditions. Commercial real estate is generally discounted from its appraised value by 0-50% with the higher discounts applied to real estate that is determined to have a thin trading market or to be specialized collateral. In addition to real estate, the Company’s management evaluates other types of collateral as follows: (a) Raw and finished inventory is discounted from its cost or book value by 35-65%, depending on the marketability of the goods. (b) Finished goods are generally discounted by 30-60%, depending on the ease of marketability, cost of transportation or scope of use of the finished good. (c) Work in process inventory is typically discounted by 50-100%, depending on the length of manufacturing time, types of components used in the completion process, and the breadth of the user base. (d) Equipment is valued at a percentage of depreciated book value or recent appraised value, if available, and is typically discounted at 30-70% after various considerations including age and condition of the equipment, marketability, breadth of use, and whether the equipment includes unique components or add-ons. (e) Marketable securities are discounted by 10-30%, depending on the type of investment, age of valuation report and general market conditions. This methodology is based on a market approach and typically results in a Level 3 classification of the inputs for determining fair value.

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Mortgage servicing rights:  As of December 31, 2012, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans was $2.2 million, some of which are not currently impaired and therefore carried at amortized cost. These residential mortgage loans have a weighted average interest rate of 4.44%, a weighted average maturity of 19 years and are secured by homes generally within the Company’s market area of Northern Indiana. A valuation model is used to estimate fair value, which is based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. At December 31, 2012, the constant prepayment speed (“PSA”) used was 392 and the discount rate used was 9.2%. At December 31, 2011, the PSA used was 387 and the discount rate used was 9.2%.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2012
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	at Fair Value
Assets		(in thousands)

U.S. Treasury securities	$1,037	$0	$0	$1,037
U.S. Government sponsored agencies	0	5,304	0	5,304
Mortgage-backed securities	0	365,644	0	365,644
Non-agency residential mortgage-backed securities	0	3,594	2,859	6,453
State and municipal securities	0	87,595	988	88,583
Total Securities	1,037	462,137	3,847	467,021

Mortgage banking derivative	0	739	0	739

Total assets	$1,037	$462,876	$3,847	$467,760

Liabilities

Mortgage banking derivative	$0	$12	$0	$12

	December 31, 2011
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	at Fair Value
Assets		(in thousands)

U.S. Treasury securities	$1,055	$0	$0	$1,055
U.S. Government sponsored agencies	0	5,277	0	5,277
Mortgage-backed securities	0	350,102	0	350,102
Non-agency residential mortgage-backed securities	0	32,207	0	32,207
State and municipal securities	0	78,064	686	78,750
Total Securities	1,055	465,650	686	467,391

Mortgage banking derivative	0	406	0	406

Total assets	$1,055	$466,056	$686	$467,797

Liabilities

Mortgage banking derivative	$0	$81	$0	$81

There were no transfers between Level 1and Level 2 during 2012 and 2011.

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011:

	Non-Agency Residential
	Mortgage-Backed Securities		State and Municipal Securities
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Balance of recurring Level 3 assets at January 1	$0	$0	$686	$0
Transfers into Level 3	2,859	0	351	686
Changes in fair value of securities	0	0	(4)	0
Principal payments	0	0	(45)	0
Balance of recurring Level 3 assets at December 31	$2,859	$0	$988	$686

The fair value of three non-agency residential mortgage-backed securities with a fair value of $2.9 million and two state and municipal securities with a fair value of $351,000 as of December 31, 2012 were transferred out of Level 2 and into Level 3 because of a lack of observable market data for these investments.  The Company’s policy is to recognize transfers as of the end of the reporting period. As a result, the fair value for these non-agency residential mortgage-backed securities and state and municipal securities was transferred on December 31, 2012.

The fair value of three state and municipal securities with a fair value of $686,000 as of December 31, 2011 were transferred out of Level 2 and into Level 3 because of a lack of observable market data for these investments. The Company’s policy is to recognize transfers as of the end of the reporting period. As a result, the fair value for these state and municipal securities was transferred on December 31, 2011.

The state and municipal securities measured at fair value included below are nonrated Indiana municipal revenue bonds and are not actively traded.

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Inputs
	12/31/2012	Valuation Technique	Unobservable Input	(Average)
	(in thousands)

Non-agency residential mortgage-backed securities	$2,859	Discounted cash flow	Constant prepayment rate	5.00-9.00
				(6.00)

			Average life	0.20-2.86
				(2.70)

			Swap/EDSF spread	297-339
				(328)

State and municipal securities	$988	Price to type, par, call	Discount to benchmark index	1-11%
				(4%)

The Company’s Controlling Department, which is responsible for all accounting and SEC compliance and the Company’s Treasury Department, which is responsible for investment portfolio management and asset/liability modeling, are the two areas that decide the Company’s valuation policies and procedures.  Both of these areas report directly to the President and Chief Financial Officer of the Company.  For assets or liabilities that may be considered for Level 3 fair value measurement on a recurring basis, these two departments and the President and Chief Financial Officer determine the appropriate level of the assets or liabilities under consideration.  If there are assets or liabilities that are determined to be Level 3 by this group, the Risk Management Committee of the Company and the Audit Committee of the Board of Directors are made aware of such assets at their next scheduled meeting.

Securities pricing is obtained from a third party pricing service and is tested at least annually against prices from another third party provider and reviewed with a market value tolerance variance of 3%.  If any securities fall above this tolerance threshold, they are reviewed in more detail to determine why the variance exists.  Changes in market value are reviewed monthly in aggregate yield by security type and any material differences are reviewed to determine why they exist.  At least annually, the pricing methodology of the pricing service is received and reviewed to support the fair value levels used by the Company. A detailed pricing evaluation is requested and reviewed on any security determined to be fair valued using unobservable inputs by the pricing service.

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The significant unobservable inputs used in the fair value measurement of the Company’s non-agency residential mortgage-backed securities classified as Level 3 are constant prepayment rates, average life, and a Swap/EDSF spread. Significant increases/(decreases) in any of those inputs in isolation would result in a significantly lower/(higher) fair value measurement.

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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	December 31, 2012
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
		(in thousands)
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$990	$990
Non-working capital loans	0	0	2,990	2,990

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	2,026	2,026
Owner occupied loans	0	0	3,892	3,892
Nonowner occupied loans	0	0	18,642	18,642
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	0	0	268	268
Loans for agricultural production	0	0	0	0

Other commercial loans	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	352	352
Open end and junior lien loans	0	0	158	158
Residential construction loans	0	0	0	0

Other consumer loans	0	0	46	46

Total impaired loans	$0	$0	$29,364	$29,364

Mortgage servicing rights	0	0	1,906	1,906
Other real estate owned	0	0	75	75

Total assets	$0	$0	$31,345	$31,345

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

	December 31, 2011
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
		(in thousands)
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$2,762	$2,762
Non-working capital loans	0	0	11,885	11,885

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	303	303
Owner occupied loans	0	0	3,515	3,515
Nonowner occupied loans	0	0	23,591	23,591
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	0	0	433	433
Loans for agricultural production	0	0	207	207

Other commercial loans	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	878	878
Open end and junior lien loans	0	0	406	406
Residential construction loans	0	0	0	0

Other consumer loans	0	0	0	0

Total impaired loans	$0	$0	$43,980	$43,980

Mortgage servicing rights	0	0	1,734	1,734
Other real estate owned	0	0	730	730

Total assets	$0	$0	$46,444	$46,444
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2012:

	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs

Impaired Loans:
Commercial and industrial:	$3,980	Collateral based	Discount to reflect	35%	(10% - 99%)
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Commercial real estate:	24,560	Collateral based	Discount to reflect	23%	(4% - 57%)
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Agri-business and agricultural:	268	Collateral based	Discount to reflect	19%
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Consumer 1-4 family mortgage	510	Collateral based	Discount to reflect	39%	(8% - 100%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Other consumer	46	Collateral based	Discount to reflect	40%	(29% - 100%)
		measurements	current market conditions
			and ultimate collectability

Mortgage servicing rights	1,906	Discounted cash flows	Discount rate	9.20%	(9.10% - 9.50%)

Other real estate owned	75	Appraisals	Discount to reflect	49%
			current market conditions

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $39.4 million, with a valuation allowance of $10.0 million at December 31, 2012, resulting in a net reduction in provision for loan losses of $8.2 million for the year ended December 31, 2012. At December 31, 2011, impaired loans had a carrying amount of $62.2 million, with a valuation allowance of $18.2 million, resulting in an additional provision for loans losses of $6.9 million for the year ending December 31, 2011.

MSRs, which are carried at the lower of cost or fair value, included a portion carried at their fair value of $1.9 million, which is made up of the outstanding balance of $1.9 million, net of a valuation allowance of $42,000 at December 31, 2012, resulting in a net decrease in impairment of $66,000 for the year ended December 31, 2012. At December 31, 2011, MSRs included a portion carried at their fair value of $1.7 million, which is made up of the outstanding balance of $1.8 million, net of a valuation allowance of $108,000 at December 31, 2011, resulting in a net increase in impairment of $86,000 for the year ended December 31, 2011.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $75,000, which is made up of the outstanding balance of $147,000, net of a valuation allowance of $72,000 at December 31, 2012, which was all written down during 2012 and at December 31, 2011 had a net carrying amount of $730,000, which is made up of the outstanding balance of $1.1 million, net of a valuation allowance of $340,000, which was all written down during 2011.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2012 and 2011. Items which are not financial instruments are not included.

	December 31, 2012
	Carrying	Estimated Fair Value
	Value	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$232,237	$232,237	$0	$0	$232,237
Securities available for sale	467,021	1,037	462,137	3,847	467,021
Real estate mortgages held for sale	9,452	0	9,663	0	9,663
Loans, net	2,206,075	0	0	2,230,993	2,230,993
Federal Home Loan Bank stock	7,313	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	8,485	6	2,215	6,264	8,485
Financial Liabilities:
Certificates of deposit	(907,505)	0	(922,397)	0	(922,397)
All other deposits	(1,674,251)	(1,674,251)	0	0	(1,674,251)
Securities sold under agreements to repurchase	(121,883)	0	(121,883)	0	(121,883)
Long-term borrowings	(15,038)	0	(15,607)	0	(15,607)
Subordinated debentures	(30,928)	0	0	(31,223)	(31,223)
Standby letters of credit	(262)	0	0	(262)	(262)
Accrued interest payable	(4,757)	(298)	(4,456)	(3)	(4,757)

	December 31, 2011
	Carrying	Estimated
	Value	Fair Value

Financial Assets:
Cash and cash equivalents	$104,584	$104,584
Securities available for sale	467,391	467,391
Real estate mortgages held for sale	2,953	2,998
Loans, net	2,180,309	2,141,459
Federal Home Loan Bank stock	7,313	N/A
Federal Reserve Bank stock	3,420	N/A
Accrued interest receivable	9,604	9,604
Financial Liabilities:
Certificates of deposit	(910,381)	(925,619)
All other deposits	(1,502,315)	(1,502,315)
Securities sold under agreements to repurchase	(131,990)	(131,990)
Other short-term borrowings	(10,000)	(10,000)
Long-term borrowings	(15,040)	(16,079)
Subordinated debentures	(30,928)	(31,240)
Standby letters of credit	(247)	(247)
Accrued interest payable	(5,574)	(5,574)

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

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

FHLB and Federal Reserve Bank stock– It is not practical to determine the fair value of FHLB stock and Federal Reserve Bank stock due to restrictions placed on its transferability.

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

NOTE 6 - SECONDARY MARKET MORTGAGE ACTIVITY

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $309.6 million and $293.3 million at December 31, 2012 and 2011. Custodial escrow balances maintained in connection with serviced loans were $1.2 million and $1.1 million at year end 2012 and 2011. Information on loan servicing rights and the related valuation allowance, which are included in other assets, follows:

Loan servicing rights:	2012	2011	2010
		(in thousands)
Carrying amount at beginning of year	$2,139	$2,104	$1,966
Originations	790	629	758
Amortization	(728)	(594)	(620)
Carrying amount before valuation allowance	$2,201	$2,139	$2,104

Valuation allowance:	2012	2011	2010
		(in thousands)
Beginning of year	$108	$22	$46
Provisions/(recoveries)	(66)	86	(24)
End of year .	42	108	22

Carrying amount at end of year	$2,159	$2,031	$2,082

Fair value at beginning of the year	$2,098	$2,390	$2,136
Fair value at the end of the year	$2,184	$2,098	$2,390

Fair value at year end 2012 was determined using weighted average discount rate of 9.2%, a constant prepayment speed of 392 and a weighted average default rate of 0.44%. Fair value at year end 2011 was determined using weighted average discount rate of 9.2%, a constant prepayment speed of 387 and a weighted average default rate of 0.39%.

The weighted average amortization period is 3.92 years at December 31, 2012.

NOTE 7 - LAND, PREMISES AND EQUIPMENT, NET

Land, premises and equipment and related accumulated depreciation were as follows at December 31, 2012 and 2011:

	2012	2011
	(in thousands)
Land	$12,437	$12,286
Premises	29,297	28,670
Equipment	20,804	20,469
Total cost	62,538	61,425
Less accumulated depreciation	27,698	26,689
Land, premises and equipment, net	$34,840	$34,736

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There have been no changes in the $5.0 million carrying amount of goodwill since 2002.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two step impairment test. If an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two step impairment test is unnecessary. Step 1 of the impairment test includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. The Company determined the fair value of our reporting unit and compared it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test. Our annual impairment analysis as of May 31, 2012, indicated that the Step 2 analysis was not necessary. Circumstances did not substantially change during the second half of the year such that the Company did not believe it was necessary to do an additional impairment analysis.

Acquired Intangible Assets

	As of December 31, 2012		As of December 31, 2011
	(in thousands)		(in thousands)
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Trust deposit relationships	$572	$525	$572	$473
Total	$572	$525	$572	$473

Aggregate amortization expense was $52,000, $54,000 and $54,000 for 2012, 2011and 2010.

Estimated amortization expense for each of the next five years:

Amount
(in thousands)
2013	$47

NOTE 9 – DEPOSITS

The aggregate amount of time deposits, each with a minimum denomination of $100,000, was approximately $545.7 million and $521.5 million at December 31, 2012 and 2011. The amount of public fund deposits was $529.5 million and $469.1 million at December 31, 2012 and 2011. The amount of brokered deposits was $54.1 million and $91.3 million at December 31, 2012 and 2011.

At December 31, 2012, the scheduled maturities of time deposits were as follows:

Amount
(in thousands)
Maturing in 2013	$569,173
Maturing in 2014	150,372
Maturing in 2015	73,654
Maturing in 2016	95,613
Maturing in 2017	17,868
Thereafter	825
Total time deposits	$907,505

NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $163.5 million and $170.2 million at year-end 2012 and 2011.

Securities sold under agreements to repurchase (“repo accounts”) represent collateralized borrowings with customers located primarily within the Company’s service area. Substantially all repo accounts mature on demand, with the remaining maturing in less than one year. Repo accounts are not covered by federal deposit insurance and are secured by securities owned. Information on these liabilities and the related collateral for 2012 and 2011 is as follows:

	2012	2011	2010
		(in thousands)
Average daily balance during the year	$119,150	$134,814	$114,578
Average interest rate during the year	0.37%	0.42%	0.44%
Maximum month-end balance during the year	$130,389	$146,281	$142,015
Weighted average interest rate at year-end	0.35%	0.35%	0.42%

The Company retains the right to substitute similar type securities and has the right to withdraw all excess collateral applicable to repo accounts whenever the collateral values are in excess of the related repurchase liabilities. At December 31, 2012, there were no material amounts of securities at risk with any one customer. The Company maintains control of these securities through the use of third-party safekeeping arrangements.

NOTE 11 – BORROWINGS

Long-term borrowings at December 31 consisted of:

	2012	2011
	(in thousands)
Federal Home Loan Bank of Indianapolis Notes, 3.21%, Due May 5, 2014	$15,000	$15,000
Federal Home Loan Bank of Indianapolis Notes, 6.15%, Due January 15, 2018	38	40
Total	$15,038	$15,040

Long-term borrowings mature as follows:

(in thousands)
2013	$0
2014	15,000
2015	0
2016	0
2017	0
Thereafter	38

There were no other short-term borrowings outstanding at December 31, 2012 and 2011.

All FHLB notes require monthly interest payments and were secured by residential real estate loans and securities with a carrying value of $244.6 million and $283.7 million at December 31, 2012 and 2011. At December 31, 2012, the Company owned $7.3 million of FHLB stock, which also secures debts owed  to the FHLB. The Company is authorized to borrow up to $800.0 million at the FHLB. Federal Reserve Discount Window borrowings were secured by commercial loans with a carrying value of $291.9 million as of December 31, 2012. The Company had a borrowing capacity of $207.8 million at the Federal Reserve at December 31, 2012. There were no borrowings outstanding at the Federal Reserve Bank at December 31, 2012 and 2011.

NOTE 12 – SUBORDINATED DEBENTURES

Lakeland Statutory Trust II, a trust formed by the Company, issued $30.0 million of floating rate trust preferred securities on October 1, 2003 as part of a privately placed offering of such securities. The Company issued $30.9 million of subordinated debentures to the Trust in exchange for the proceeds of the Trust. The Company holds a controlling interest in the trust, but does not have a majority of voting rights; therefore the trust is considered a variable interest entity. The Company is not considered the primary beneficiary of this Trust, therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trust was $928,000 and is included in other assets.

Subject to the Company having received prior approval of the Federal Reserve, if required, the Company may redeem the subordinated debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any interest payment date on or after October 1, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures must be redeemed no later than 2033. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines. The floating rate of the trust preferred securities and subordinated debentures are equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 3.05%, which was 3.361%, 3.631% and 3.353% December 31, 2012, 2011 and 2010, respectively.

NOTE 13 - EMPLOYEE BENEFIT PLANS

In April 2000, the Lakeland Financial Corporation Pension Plan was frozen. The Company also maintains a Supplemental Executive Retirement Plan (“SERP”) for select officers that was established as a funded, non-qualified deferred compensation plan. Seven retired officers are the only participants in the SERP. The measurement date for both the pension and SERP plans is December 31, 2012 and 2011.

Information as to the Company’s employee benefit plans at December 31, 2012 and 2011 is as follows:

	Pension Benefits		SERP Benefits
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Change in benefit obligation:
Beginning benefit obligation	$3,005	$2,430	$1,194	$1,130
Interest cost	127	140	51	61
Actuarial loss	200	675	33	140
Benefits paid	(465)	(240)	(137)	(137)
Ending benefit obligation	2,867	3,005	1,141	1,194

Change in plan assets (primarily equity and fixed
income investments and money market funds),
at fair value:

Beginning plan assets	1,618	1,848	877	923
Actual return	195	10	111	1
Employer contribution	180	0	113	90
Benefits paid	(465)	(240)	(137)	(137)
Ending plan assets	1,528	1,618	964	877

Funded status at end of year	$(1,339)	$(1,387)	$(177)	$(317)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		SERP Benefits
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Funded status included in other liabilities	$(1,339)	$(1,387)	$(177)	$(317)

NOTE 13 - EMPLOYEE BENEFIT PLANS (continued)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		SERP Benefits
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net actuarial loss	$2,301	$2,547	$773	$859

The accumulated benefit obligation for the pension plan was $2.9 million and $3.0 million, respectively, for December 31, 2012 and 2011. The accumulated benefit obligation for the SERP plan was $1.1 million and $1.2 million, respectively, for December 31, 2012 and 2011.

Net pension expense and other amounts recognized in other comprehensive income include the following:

	Pension Benefits			SERP Benefits
Net pension expense	2012	2011	2010	2012	2011	2010
		(in thousands)			(in thousands)
Service cost	$0	$0	$0	$0	$0	$0
Interest cost	127	141	142	51	61	67
Expected return on plan assets	(138)	(158)	(166)	(75)	(80)	(81)
Recognized net actuarial loss	137	106	83	83	69	59
Settlement cost	252	0	0	0	0	0
Net pension expense	$378	$89	$59	$59	$50	$45

Net loss/(gain)	$(109)	$823	$112	$(3)	$220	$(76)
Amortization of net loss	(137)	(106)	(83)	(83)	(69)	(59)
Total recognized in other comprehensive
income	$(246)	$717	$29	$(86)	$151	$(135)
Total recognized in net pension expense
and other comprehensive income	$132	$806	$88	$(27)	$201	$(90)

The estimated net loss (gain) for the defined benefit pension plan and SERP plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $151,000 for the pension plan and $93,000 for the SERP plan. The settlement cost was related to participants taking lump sum distributions from the plan during 2012.

		Pension Benefits			SERP Benefits
	2012	2011	2010	2012	2011	2010

The following assumptions were used in calculating the net benefit obligation:

Weighted average discount rate	4.00%	4.50%	5.50%	4.00%	4.50%	5.50%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A

The following assumptions were used in calculating the net pension expense:

Weighted average discount rate	4.50%	5.50%	6.00%	4.50%	5.50%	6.00%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return	7.75%	7.75%	8.25%	7.75%	7.75%	8.25%

Plan Assets

The Company's investment strategies are to invest in a prudent manner for the purpose of providing benefits to plan participants. The investment strategies are targeted to maximize the total return of the portfolio net of inflation, spending and expenses. Risk is controlled through diversification of asset types and investments in domestic and international equities and fixed income securities. The target allocations for plan assets are shown in the tables below. Equity securities primarily include investments in common stocks. Debt securities include government agency and commercial bonds. Other investments consist of money market mutual funds.

NOTE 13 - EMPLOYEE BENEFIT PLANS (continued)

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

The Company's pension plan asset allocation at year-end 2012 and 2011, target allocation for 2013, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan		Weighted
	Target	Assets		Average Expected
	Allocation	at Year End		Long-Term Rate
Asset Category	2013	2012	2011	of Return

Equity securities	55-65%	63%	64%	9.65%
Debt securities	35-45%	33%	30%	4.80%
Other	5-10%	4%	6%	0.25%
Total		100%	100%	7.75%

The Company's SERP plan asset allocation at year-end 2012 and 2011, target allocation for 2013, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan		Weighted
	Target	Assets		Average Expected
	Allocation	at Year End		Long-Term Rate
Asset Category	2013	2012	2011	of Return

Equity securities	55-65%	63%	66%	9.65%
Debt securities	35-45%	34%	27%	4.79%
Other	5-10%	3%	7%	0.25%
Total		100%	100%	7.75%

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Equity and debt securities:  The fair values of securities are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models, which utilize significant observable inputs such as matrix pricing. This is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

NOTE 13 - EMPLOYEE BENEFIT PLANS (continued)

The fair values of the Company's pension plan assets at December 31, 2012, by asset category are as follows:

		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs

Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
	(in thousands)
Equity securities - US large cap common stocks	$457	$457	$0	$0
Equity securities - US large cap stock mutual funds	205	205	0	0
Equity securities - US mid cap stock mutual funds	121	121	0	0
Equity securities - US small cap stock mutual funds	56	56	0	0
Equity securities - international stock mutual funds	104	104	0	0
Equity securities - emerging markets stock mutual funds	22	22	0	0
Debt securities - intermediate term bond mutual funds	183	183	0	0
Debt securities - short term bond mutual funds	152	152	0	0
Debt securities - world bond mutual funds	48	48	0	0
Debt securities - commercial	114	0	114	0
Cash - money market account	61	61	0	0
Total	$1,523	$1,409	$114	$0

Total pension plan assets available for benefits also include $5,000 in accrued interest and dividend income.

The fair values of the Company's pension plan assets at December 31, 2011, by asset category are as follows:

		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs

Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
	(in thousands)
Equity securities - US large cap common stocks	$403	$403	$0	$0
Equity securities - US large cap stock mutual funds	369	369	0	0
Equity securities - US mid cap stock mutual funds	108	108	0	0
Equity securities - US small cap stock mutual funds	49	49	0	0
Equity securities - international stock mutual funds	88	88	0	0
Equity securities - emerging markets stock mutual funds	22	22	0	0
Debt securities - intermediate term bond mutual funds	118	118	0	0
Debt securities - short term bond mutual funds	169	169	0	0
Debt securities - world bond mutual funds	91	91	0	0
Debt securities - commercial	112	0	112	0
Cash - money market account	84	84	0	0
Total	$1,613	$1,501	$112	$0

Total pension plan assets available for benefits also include $5,000 in accrued interest and dividend income.

There were no significant transfers between Level 1 and Level 2 during 2012.

NOTE 13 - EMPLOYEE B+ENEFIT PLANS (continued)

The fair values of the Company's SERP plan assets at December 31, 2012, by asset category are as follows:

		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs

Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
	(in thousands)
Equity securities - US large cap common stocks	$161	$161	$0	$0
Equity securities - US large cap stock mutual funds	301	301	0	0
Equity securities - US mid cap stock mutual funds	63	63	0	0
Equity securities - US small cap stock mutual funds	30	30	0	0
Equity securities - international stock mutual funds	52	52	0	0
Debt securities - intermediate term bond mutual funds	127	127	0	0
Debt securities - short term bond mutual funds	101	101	0	0
Debt securities - world bond mutual funds	34	34	0	0
Debt securities - commercial	65	0	65	0
Cash - money market account	27	27	0	0
Total	$961	$896	$65	$0

Total SERP plan assets available for benefits also include $3,000 in accrued interest and dividend income.

The fair values of the Company's SERP plan assets at December 31, 2011, by asset category are as follows:

		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs

Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
	(in thousands)
Equity securities - US large cap common stocks	$149	$149	$0	$0
Equity securities - US large cap stock mutual funds	266	266	0	0
Equity securities - US mid cap stock mutual funds	74	74	0	0
Equity securities - US small cap stock mutual funds	34	34	0	0
Equity securities - international stock mutual funds	44	44	0	0
Equity securities - emerging markets stock mutual funds	14	14	0	0
Debt securities - intermediate term bond mutual funds	25	25	0	0
Debt securities - short term bond mutual funds	119	119	0	0
Debt securities - world bond mutual funds	32	32	0	0
Debt securities - commercial	64	0	64	0
Cash - money market account	53	53	0	0
Total	$874	$810	$64	$0

Total SERP plan assets available for benefits also include $3,000 in accrued interest and dividend income.

There were no significant transfers between Level 1 and Level 2 during 2012.

Contributions

The Company expects to contribute $211,000 to its pension plan and $80,000 to its SERP plan in 2013.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid over the ten years:

	Pension	SERP
Plan Year	Benefits	Benefits
	(in thousands)
2013	$113	$136
2014	112	132
2015	123	128
2016	136	124
2017	143	118
2018-2022	823	488

NOTE 13 - EMPLOYEE BENEFIT PLANS (continued)

Other Employee Benefit Plans

The Company maintains a 401(k) profit sharing plan for all employees meeting age and service requirements. The plan allows employees to contribute up to the maximum amount allowable under the Internal Revenue Code, which are matched based upon the percentage of budgeted net income earned during the year on the first 6% of the compensation contributed. The expense recognized from matching was $1.4 million, $1.3 million and $1.2 million in 2012, 2011and 2010.

Effective January 1, 2004, the Company adopted the Lake City Bank Deferred Compensation Plan. The purpose of the deferred compensation plan is to extend full 401(k) type retirement benefits to certain individuals without regard to statutory limitations under tax qualified plans. A liability is accrued by the Company for its obligation under this plan. The expense recognized for each of the last three years was $137,000, $5,000 and $123,000 resulting in a deferred compensation liability of $1.4 million, $1.2 million and $1.0 million as of year-end 2012, 2011 and 2010. The plan is funded solely by participant contributions and does not receive a Company match.

Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $4.1 million as of December 31, 2012. On December 31, 2012, no amounts were accrued on these contingent obligations.

NOTE 14 - OTHER EXPENSE

Other expense for the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
		(in thousands)
Corporate and business development	$1,666	$1,551	$1,442
Advertising	639	536	446
Office supplies	638	681	608
Telephone and postage	1,281	1,345	1,519
Regulatory fees and FDIC insurance	2,097	2,535	3,573
Professional fees	2,453	2,584	2,258
Amortization of other intangible assets	52	54	54
Courier and delivery	294	243	246
Miscellaneous	3,837	3,802	3,836
Total other expense	$12,957	$13,331	$13,982

NOTE 15 - INCOME TAXES

Income tax expense for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	2012	2011	2010
		(in thousands)
Current federal	$15,181	$15,845	$16,346
Deferred federal	988	(1,993)	(5,351)
Current state	877	1,413	1,683
Deferred state	(51)	(677)	(798)
Tax benefit of stock options	187	130	357
Total income tax expense	$17,182	$14,718	$12,237

NOTE 15 - INCOME TAXES (continued)

Income tax expense included ($150,000), ($67,000) and ($2,000) applicable to security transactions for 2012, 2011 and 2010. The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 35% for 2012, 2011 and 2010 to income before income taxes were as follows:

	2012	2011	2010
		(in thousands)
Income taxes at statutory federal rate of 35%	$18,402	$15,883	$12,873
Increase (decrease) in taxes resulting from:
Tax exempt income	(1,122)	(1,376)	(958)
Nondeductible expense	182	213	209
State income tax, net of federal tax effect	554	490	616
Net operating loss	0	0	(30)
Tax credits	(253)	(153)	(127)
Bank owned life insurance	(340)	(348)	(408)
Reserve for unrecognized tax benefits	(45)	22	22
Other	(196)	(13)	40
Total income tax expense	$17,182	$14,718	$12,237

The net deferred tax asset recorded in the consolidated balance sheets at December 31, 2012 and 2011 consisted of the following:

	2012		2011
	Federal	State	Federal	State
	(in thousands)
Deferred tax assets:
Bad debts	$18,006	$3,804	$18,690	$3,676
Pension and deferred compensation liability	756	160	491	97
Non-qualified stock options	479	102	288	57
Impairment of investment securities	0	0	125	25
Nonaccrual loan interest	1,403	297	1,264	249
Long-term incentive plan	857	181	771	151
Other	266	36	232	27
	21,767	4,580	21,861	4,282
Deferred tax liabilities:
Accretion	127	20	122	19
Depreciation	2,821	254	2,809	215
Loan servicing rights	1,010	213	825	162
State taxes	1,229	0	1,197	0
Leases	0	0	10	2
Deferred loan fees	38	8	46	9
Intangible assets	1,655	350	1,462	288
FHLB stock dividends	76	16	76	15
REIT spillover dividend	1,219	0	1,168	0
Prepaid expenses	700	148	266	52
	8,875	1,009	7,981	762
Valuation allowance	0	0	0	0
Net deferred tax asset	$12,892	$3,571	$13,880	$3,520

NOTE 15 - INCOME TAXES (continued)

In addition to the net deferred tax assets included above, the deferred income tax asset/liability allocated to the unrealized net gain/(loss) on securities available for sale included in equity was $4.7 million and $4.4 million for 2012 and 2011. The deferred income tax liability allocated to the benefit plan included in equity was $1.2 million and $1.4 million for 2012 and 2011.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2012	2011
	(in thousands)
Balance January 1,	$134	$112
Additions based on tax positions related to the current year	15	22
Additions for tax positions of prior years	0	0
Reductions for tax positions of prior years	0	0
Reductions due to the statute of limitations	(60)	0
Settlements	0	0
Balance at December 31,	$89	$134

The balance of $89,000 at December 31, 2012 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No interest or penalties were recorded in the income statement and no amount was accrued for interest and penalties for the period ending December 31, 2012 and 2011. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts.

The Company and its subsidiaries file a consolidated U.S. federal tax return and a combined unitary return in the States of Indiana and Michigan. These returns are subject to examinations by authorities for all years after 2008.

NOTE 16 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates as of December 31, 2012 and 2011 were as follows:

	2012	2011
	(in thousands)
Beginning balance	$98,853	$36,013
New loans and advances	88,072	77,856
Effect of changes in related parties	6,874	49,315
Repayments and renewals	(105,991)	(64,331)
Ending balance	$87,808	$98,853

Deposits from principal officers, directors, and their affiliates at year-end 2012 were $6.5 million plus an additional $8.3 million included in securities sold under agreements to repurchase. Deposits from principal officers, directors, and their affiliates at year-end 2011 were $3.7 million plus an additional $8.1 million included in securities sold under agreements to repurchase. In addition, the amount owed directors for fees under the deferred directors’ fee plan as of December 31, 2012 and 2011 was $1.8 million and $1.4 million. The related expense for the deferred directors’ plan as of December 31, 2012, 2011 and 2010 was $480,000, $394,000 and $263,000.

The Bank entered into a Lease Agreement with Michigan Street, LLC for retail branch and office space in South Bend, Indiana in June 2011. In October 2011, Bradley Toothaker, a one-third owner of Michigan Street, LLC, joined the Board of Directors of both of the Company and the Bank. The initial term of the lease is for a period of 20 years, with two consecutive five year renewal terms. Under the original lease, the monthly rent for the leased space of approximately 4,450 square feet is $6,304.16 for the first five years,

NOTE 16 - RELATED PARTY TRANSACTIONS (continued)

and will increase by 7.5% every five years. In addition, the Bank is required to pay its proportionate share of common area maintenance fees for the building, presently expected to be approximately $2,600 per month.

The Lease Agreement was negotiated by the Bank’s management on an arms-length basis since Mr. Toothaker had not yet become a director at the time of the lease signing. Management believes that the terms of the lease are reasonable and consistent with the customary terms of the local market.

Effective January 1, 2012, the parties amended the terms of the lease to reflect additional square footage to be used by the Bank in the building. Based on the addition of approximately 550 square feet, the monthly rent for the leased space increased to $7,002. This amendment was ratified by the Bank’s board of directors in February 2012.

NOTE 17 – STOCK BASED COMPENSATION

Effective April 8, 2008, the Company adopted the Lakeland Financial Corporation 2008 Equity Incentive Plan, which is stockholder approved. At its inception there were 750,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board of Directors. As of December 31, 2012, 374,518 were available for future grants. Certain stock awards provide for accelerated vesting if there is a change in control. The Company has a policy of issuing new shares to satisfy exercises of stock awards.

Included in net income for the years ended December 31, 2012, 2011 and 2010 was employee stock compensation expense of $1.3 million, $1.3 million and $739,000, and a related tax benefit of $545,000, $544,000 and $300,000 respectively.

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

There were no stock option grants in 2012, 2011 or 2010.

A summary of the activity in the stock option plan as of December 31, 2012 and changes during the period then ended follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value

Outstanding at beginning of the year	192,498	$20.29
Granted	0	0.00
Exercised	(66,238)	17.29
Forfeited	(7,000)	24.09
Outstanding at end of the year	119,260	$21.74	3.7	$489,160

Options exercisable at end of the year	66,260	$19.93	2.3	$391,800

NOTE 17 - STOCK BASED COMPENSATION (continued)

The total intrinsic value of stock options exercised during the periods ended December 31, 2012, 2011 and 2010 was $541,000, $489,000 and $1.1 million, respectively.

There were no modifications of awards during the years ended December 31, 2012, 2011 and 2010.

Cash received from stock awards exercised for the years ending December 31, 2012, 2011 and 2010 was $782,000, $330,000 and $640,000, respectively. The actual tax benefit realized for the tax deductions from stock award exercise totaled $112,000, $138,000 and $371,000, respectively, for the years ended December 31, 2012, 2011 and 2010.

As of December 31, 2012, there was $26,000 of total unrecognized compensation cost related to nonvested stock options granted under the plan. That cost is expected to be recognized over a weighted-average period of between 0.40 years and 1.34 years.

Restricted Stock Awards and Units

The fair value of restricted stock awards and units is the closing price of the Company’s common stock on the date of grant adjusted for the present value of expected dividends. The restricted stock awards fully vest on the third anniversary of the grant date, with the exception of 15,000 shares listed below, which vested on the grant date and 34,799 listed below, which vested 2 years after the grant date.

A summary of the changes in the Company’s nonvested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2012	42,799	$17.52
Granted	22,650	25.48
Vested	(57,799)	9.07
Forfeited	(500)	25.37

Nonvested at December 31, 2012	7,150	$25.37

As of December 31, 2012, there was $131,000 of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted period of 2.16 years, 0.14 years and 1.11 years. The total fair value of shares vested during the year ended December 31, 2012, 2011 and 2010 was $1.5 million, $241,000 and $93,000.

NOTE 17 - STOCK BASED COMPENSATION (continued)

Performance Stock Units

The fair value of stock awards is the closing price of the Company’s common stock on the date of grant adjusted for the present value of expected dividends. The stock awards fully vest on the third anniversary of the grant date. The 2012-2014, 2011-2013 and 2010-2012 Long-Term Incentive Plans must be paid in stock and have performance conditions which include revenue growth, diluted earnings per share growth and average return on equity growth. Shares granted below include the number of shares assumed granted based on meeting the performance criteria of the 2012-2014, 2011-2013 and 2010-2012 Long-Term Incentive Plans at December 31, 2012. During 2010, certain plans that previously could be paid out in cash and were accounted for as liabilities were modified to be paid out only in stock units and were accounted for at fair value at the time of the modification.

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2012	149,860	$16.65
Granted	44,719	24.92
Vested	(50,160)	14.66
Forfeited	(3,110)	19.34

Nonvested at December 31, 2012	141,309	$19.91

As of December 31, 2012, 2011 and 2010, there was $1.1 million, $911,000 and $742,000 of total unrecognized compensation cost related to nonvested shares granted under thepPlan. The cost is expected to be recognized over a weighted period of 1.51 years, 1.49 years and 1.61 years. The total fair value of shares vested during the year ended December 31, 2012 was $1.3 million. At December 31, 2012, 50,160 shares vested. No shares vested during the years ended December 31, 2011 and 2010.

During 2011, the Company modified the number of shares of performance stock units that could vest to an employee under the 2011 and 2010 Long-Term Incentive Plans. The Company did not recognize any additional compensation expense for the year ended December 31, 2011 as a result of the modifications.

NOTE 18 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

The Company became a financial holding company effective May 30, 2012 and is now required to be well capitalized. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of years ended December 31, 2012 and 2011, that the Company and the Bank met all capital adequacy requirements to which they are subject.

NOTE 18 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

As of December 31, 2012, the most recent notification from the federal regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Company and the Bank’s category.

					Minimum Required to
			Minimum Required		Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2012:
Total Capital (to Risk
Weighted Assets)
Consolidated	$347,524	14.27%	$194,795	8.00%	$243,494	10.00%
Bank	$340,189	14.00%	$194,401	8.00%	$243,001	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$316,816	13.01%	$97,398	4.00%	$146,096	6.00%
Bank	$309,542	12.74%	$97,200	4.00%	$145,800	6.00%
Tier I Capital (to Average Assets)
Consolidated	$316,816	10.46%	$121,197	4.00%	$151,496	5.00%
Bank	$309,542	10.28%	$120,471	4.00%	$150,589	5.00%

As of December 31, 2011:
Total Capital (to Risk
Weighted Assets)
Consolidated	$322,827	13.57%	$190,324	8.00%	N/A	N/A
Bank	$318,040	13.39%	$189,980	8.00%	$237,475	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$292,787	12.31%	$95,162	4.00%	N/A	N/A
Bank	$288,053	12.13%	$94,990	4.00%	$142,485	6.00%
Tier I Capital (to Average Assets)
Consolidated	$292,787	10.13%	$115,655	4.00%	N/A	N/A
Bank	$288,053	10.02%	$115,018	4.00%	$143,772	5.00%
The Bank is required to obtain the approval of the Indiana Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year-to-date combined with its retained net income for the previous two years. Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2012, approximately $43.4 million was available to be paid as dividends to the Company by the Bank.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2012. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 19 - COMMITMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of years ended December 31, 2012 and 2011, were as follows:

	2012		2011
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(in thousands)
Commercial loan lines of credit	$55,422	$719,393	$44,800	$651,767
Commercial letters of credit	0	5,331	0	984
Standby letters of credit	0	32,409	0	39,614
Real estate mortgage loans	17,740	1,189	10,744	3,145
Real estate construction mortgage loans	391	2,715	1,040	2,809
Home equity mortgage open-ended revolving lines	0	136,234	0	126,982
Consumer loan open-ended revolving lines	0	4,607	31	5,086
Total	$73,553	$901,878	$56,615	$830,387

The index on variable rate commercial loan commitments is principally the Company’s base rate, which is the national prime rate. Interest rate ranges on commitments and open-ended revolving lines of credit for years ended December 31, 2012 and 2011, were as follows:

	2012		2011
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commercial loan	1.00-10.00%	1.11-7.00%	1.00-10.00%	2.00-7.50%
Real estate mortgage loan	2.625-3.88%	2.875-5.75%	3.00-5.50%	2.88-5.00%
Consumer loan open-ended revolving line	N/A	2.09-15.00%	N/A	2.09-15.00%

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

 NOTE 20 - PARENT COMPANY STATEMENTS

The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income and assets. Presented below are parent only financial statements:

CONDENSED BALANCE SHEETS

	December 31,
	2012	2011
	(in thousands)
ASSETS
Deposits with Lake City Bank	$1,285	$508
Deposits with other depository institutions	248	248
Cash	1,533	756
Investments in banking subsidiary	320,465	298,465
Investments in other subsidiaries	1,191	928
Other assets	5,710	4,199
Total assets	$328,899	$304,348

LIABILITIES
Dividends payable and other liabilities	$232	$220
Subordinated debt	30,928	30,928

STOCKHOLDERS' EQUITY	297,739	273,200
Total liabilities and stockholders' equity	$328,899	$304,348

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011	2010
		(in thousands)
Dividends from Lake City Bank, Lakeland Statutory Trust II	$15,745	$10,507	$10,775
Other income	85	76	88
Equity in undistributed income of subsidiaries	21,476	21,943	15,104
Interest expense on subordinated debt	(1,123)	(1,070)	(1,081)
Miscellaneous expense	(1,976)	(1,906)	(1,146)
INCOME BEFORE INCOME TAXES	34,207	29,550	23,740
Income tax benefit	1,187	1,112	803
NET INCOME	$35,394	$30,662	$24,543
COMPREHENSIVE INCOME	$35,944	$34,451	$31,886

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
		(in thousands)
Cash flows from operating activities:
Net income	$35,394	$30,662	$24,543
Adjustments to net cash from operating activities:
Equity in undistributed income of subsidiaries	(21,475)	(21,943)	(15,104)
Other changes	265	447	(1,025)
Net cash from operating activities	14,184	9,166	8,414
Cash flows from investing activities	(250)	0	0
Proceeds from issuance of common stock	894	468	1,662
Repurchase of common stock	(421)	(244)	(212)
Repurchase of preferred stock	0	0	(56,044)
Dividends paid	(13,630)	(10,044)	(11,227)
Cash flows from financing activities	(13,157)	(9,820)	(65,821)
Net increase in cash and cash equivalents	777	(654)	(57,407)
Cash and cash equivalents at beginning of the year	756	1,410	58,817
Cash and cash equivalents at end of the year	$1,533	$756	$1,410

NOTE 21 - EARNINGS PER SHARE

Following are the factors used in the earnings per share computations:

	2012	2011	2010
Basic earnings per common share:
Net income	$35,394,000	$30,662,000	$24,543,000

Less: Dividends and accretion of discount on preferred stock	0	0	3,187,000

Net income available to common shareholders	$35,394,000	$30,662,000	$21,356,000

Weighted-average common shares outstanding	16,323,870	16,204,952	16,120,606

Basic earnings per common share	$2.17	$1.89	$1.32

Diluted earnings per common share:
Net income	$35,394,000	$30,662,000	$24,543,000

Less: Dividends and accretion of discount on preferred stock	0	0	3,187,000

Net income available to common shareholders	$35,394,000	$30,662,000	$21,356,000

Weighted-average common shares outstanding for
basic earnings per common share	16,323,870	16,204,952	16,120,606

Add: Dilutive effect of assumed exercise of Warrant	38,224	10,370	0

Add: Dilutive effect of assumed exercises of stock options
and awards	120,843	109,322	93,141

Average shares and dilutive potential common shares	16,482,937	16,324,644	16,213,747

Diluted earnings per common share	$2.15	$1.88	$1.32

There were no antidilutive stock options for 2012, but stock options for 69,000 and 108,000 shares of common stock were not considered in computing diluted earnings per common share for 2011 and 2010 because they were antidilutive. In addition, the warrants were not antidilutive for 2012 and 2011, but the warrants for 198,269 shares of common stock were not considered in computing diluted earnings per common share for 2010 because they were antidilutive.

NOTE 22 – SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

2012	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$26,685	$28,660	$29,249	$29,775
Interest expense	5,819	6,500	7,101	7,278
Net interest income .	$20,866	$22,160	$22,148	$22,497

Provision for loan losses	1,250	0	500	799
Net interest income after provision	$19,616	$22,160	$21,648	$21,698

Noninterest income	7,305	6,229	5,812	5,850
Noninterest expense	14,511	14,302	14,249	14,680
Income tax expense	3,808	4,740	4,392	4,242
Net income	$8,602	$9,347	$8,819	$8,626

Basic earnings per common share	$0.53	$0.57	$0.54	$0.53
Diluted earnings per common share	$0.52	$0.57	$0.54	$0.52

2011	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$30,163	$30,431	$30,548	$30,750
Interest expense	7,383	7,610	7,603	7,216
Net interest income	$22,780	$22,821	$22,945	$23,534

Provision for loan losses	2,900	2,400	2,900	5,600
Net interest income after provision	$19,880	$20,421	$20,045	$17,934

Noninterest income	5,538	5,923	5,918	4,826
Noninterest expense	13,485	13,479	13,973	14,168
Income tax expense	3,672	4,418	4,001	2,627
Net income	$8,261	$8,447	$7,989	$5,965

Basic earnings per common share	$0.51	$0.52	$0.49	$0.37
Diluted earnings per common share	$0.50	$0.52	$0.49	$0.37

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

On December 3, 2009, the Company was notified by Treasury that, as a result of the Company's completion of our November 18, 2009 Qualified Equity Offering as more fully described in Note 24, the amount of the Warrant was reduced by 50% to 198,269 shares.  In accordance with the terms of the Warrant, the number of shares issuable upon exercise and the exercise price are adjusted each time the Company pays a dividend to its shareholders in excess of the dividend paid at the time the warrant was issued.  In 2012, the Company paid four dividends in excess of dividend paid at the time the Warrant was issued.  Based on the formula set forth in the warrant, at December 31, 2012, the amount of shares issuable upon exercise of the warrant was 200,014 and the exercise price was $21.0151.

Pursuant to the terms of the Letter Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock were subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.155) declared on the common stock prior to February 27, 2012. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also were restricted. These restrictions would terminate on the earlier of (a) the third anniversary of the date of issuance of the Series A Preferred Stock; (b) the date on which the Series A Preferred Stock was redeemed in whole, or (c) the date Treasury transferred all of the Series A Preferred Stock to third parties, except that, after the third anniversary of the date of issuance of the Series A Preferred Stock, if the Series A Preferred Stock remained outstanding at such time, the Company could not have increased its common dividends per share without obtaining consent of Treasury.

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

On December 3, 2009, the Company was notified by Treasury that, as a result of the Company's completion of our November 18, 2009 Qualified Equity Offering, the amount of the Warrant was reduced by 50% to 198,269 shares. As more fully described in Note 23, in 2012 the number of shares issuable upon exercise of the Warrant was adjusted to 200,014 due to changes in the dividend paid to its shareholders.

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
Warsaw, Indiana

We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. We also have audited Lakeland Financial Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland Financial Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Financial Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Lakeland Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Crowe Horwath LLP

Indianapolis, Indiana

March 4, 2013

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

a)           An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2012. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

b)           MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

The Company’s independent registered public accounting firm has issued their report on the Company’s internal control over financial reporting. That report appears under the heading, Report of Independent Registered Public Accounting Firm.

c)           There have been no changes in the Company’s internal controls during the previous fiscal quarter, ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 9, 2013, as filed March 4, 2013, on Form DEF 14A, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 9, 2013, as filed March 4, 2013, on Form DEF 14A, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHARELHOLDER MATTERS

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 9, 2013, as filed March 4, 2013, on Form DEF 14A, is incorporated herein by reference in response to this item.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2012 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

			(c)
			Number of securities
	(a)	(b)	remaining available
	Number of securities to be	Weighted-average	for future issuance
Plan category	issued upon exercise of	exercise price of	under equity
	outstanding options	outstanding options	compensation plans
Equity compensation plans
approved by security
holders(1)(2)	119,260	$21.74	374,518

Equity compensation plans
not approved by security
holders	0	$0.00	0

Total	119,260	$21.74	374,518

(1)  Lakeland Financial Corporation 1997 Share Incentive Plan adopted on April 14, 1998 by the Board of Directors.
(2)  Lakeland Financial Corporation 2008 Equity Incentive Plan adopted on May 14, 2008 by the Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 9, 2013, as filed March 4, 2013, on Form DEF 14A, is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 9, 2013, as filed March 4, 2013, on Form DEF 14A, is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The documents listed below are filed as a part of this report:

(a)           Exhibits

Exhibit No.	Document	Incorporated by reference to

3.1	Amended and Restated Articles	Exhibit 3.1 in the Company’s Form 8-K
	of Incorporation of Lakeland	Filed with the Commission on
	Financial Corporation	March 2, 2009

3.2	Amendment to Amended and Restated	Attached hereto
Articles of Incorporation of Lakeland
Financial Corporation

3.3	Amended and Restated	Exhibit 3.1 in the Company’s Form 8-K
	Bylaws of Lakeland	Filed with the Commission on
	Financial Corporation	December 5, 2011

4.1	Form of Common Stock Certificate	Exhibit 4.1 to the Company’s
Form 10-K for the fiscal year ended
December 31, 2003

4.2	Form of Warrant to Purchase Shares of	Attached hereto
Common Stock

4.3	Form of Indenture for Trust Preferred	Exhibit 4.1 to the Company’s
	Issuance	Form 10-K for the fiscal year ended
December 31, 2003

10.1	Lakeland Financial	Exhibit 10.3 to the Company’s
	Corporation 2008 Equity	Form S-8 filed with the
	Incentive Plan	Commission on March 14, 2008

10.2	Lakeland Financial Corporation 401(k)	Exhibit 10.1 to the Company’s Form
	Plan	S-8 filed with the Commission on
October 23, 2000

10.3	Amended and Restated Lakeland	Exhibit 10.4 to the Company’s
	Financial Corporation Director’s Fee	Form 10-K for the fiscal year ended
	Deferral Plan	December 31, 2008

10.4	Form of Change in Control Agreement	Exhibit 10.1 of the Company’s Form
	entered into with Michael L. Kubacki	10-K for the fiscal year ended
	and Charles D. Smith	December 31, 2000

10.5	Form of Change in Control Agreement	Exhibit 10.5 of the Company’s Form
	entered into with David M. Findlay and	10-K for the fiscal year ended
	Kevin L. Deardorff	December 31, 2001

10.6	Form of First Amendment of Change to	Exhibit 10.5 to the Company’s
	Control Agreement entered into with	Form 10-K for the fiscal year ended
	Michael L. Kubacki, David M. Findlay,	December 31, 2008
Charles D. Smith and Kevin L. Deardorff

10.7	Form of Second Amendment to Change	Exhibit 10.1 to the Company’s Form
	in Control Agreement entered into with.	8-K filed on December 19, 2011
Michael L. Kubacki, David M. Findlay
and Kevin L. Deardorff

10.8	Employee Deferred Compensation Plan	Exhibit 10.7 to the Company’s
	and Form of Agreement	Form 10-K for the fiscal year ended
December 31, 2008

10.9	Schedule of Board Fees	Attached hereto

10.10	Form of Option Grant Agreement	Exhibit 10.10 to the Company’s Form
10-K for the fiscal year ended
December 31, 2004

10.11	Executive Incentive Bonus Plan	Exhibit 10.11 to the Company’s Form
10-K for the fiscal year ended
December 31, 2004

10.12	Amended and Restated Long Term	Exhibit 10.1 to the Company’s Form
	Incentive Plan	10-Q for the quarter ended
September 30, 2009
10.13	Form of Waiver, executed by each of the	Exhibit 10.3 to the Company’s Form
	Company’s senior executive officers	8-K filed on March 2, 2009

10.14	Retirement Transition Agreement, dated	Exhibit 10.1 to the Company’s Form
	July 12, 2011, between Charles D. Smith	8-K filed on July 13, 2011
and the Company

10.15	Form of Change of Control Agreement	Exhibit 10.1 to the Company’s Form
	entered into with Eric H. Ottinger	8-K filed March 1, 2011

10.16	First Amendment to Change in Control	Exhibit 10.2 to the Company’s Form
	Agreement entered into with Eric H.	8-K filed on December 19, 2011
Ottinger

10.17	Form of Change in Control Agreement	Exhibit 10.3 to the Company’s Form
	entered into with Michael E. Gavin	8-K filed on December 19, 2011

21.0	Subsidiaries	Attached hereto

23.1	Consent of Independent Registered	Attached hereto
Public Accounting Firm

31.1	Certification of Chief Executive Officer	Attached hereto
Pursuant to Rule 13a-15(e)/15d-15(e) and
13(a)-15(f)/15d-15(f)

31.2	Certification of Chief Financial Officer	Attached hereto
Pursuant to Rule 13a-15(e)/15d-15(e) and
13(a)-15(f)/15d-15(f)

32.1	Certification of Chief Executive Officer	Attached hereto
Pursuant to 18 U.S.C. Section 1350, as
adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer	Attached hereto
Pursuant to 18 U.S.C. Section 1350, as
adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

Date: March 4, 2013	By /s/ Michael L. Kubacki
Michael L. Kubacki, Chairman

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael L. Kubacki
Michael L. Kubacki	Principal Executive Officer and Director	March 4, 2013

/s/ David M. Findlay
David M. Findlay	Principal Financial Officer and Director	March 4, 2013

/s/ Teresa A. Bartman
Teresa A. Bartman	Principal Accounting Officer	March 4, 2013

/s/ Blake W. Augsburger
Blake W. Augsburger	Director	March 4, 2013

/s/ Robert E. Bartels, Jr.
Robert E. Bartels, Jr.	Director	March 4, 2013

/s/ Daniel F. Evans, Jr.
Daniel F. Evans, Jr.	Director	March 4, 2013

/s/ Thomas A. Hiatt
Thomas A. Hiatt	Director	March 4, 2013

/s/ Charles E. Niemier
Charles E. Niemier	Director	March 4, 2013

/s/ Emily E. Pichon
Emily E. Pichon	Director	March 4, 2013

/s/ Steven D. Ross
Steven D. Ross	Director	March 4, 2013

S1

/s/ Brian J. Smith
Brian J. Smith	Director	March 4, 2013

/s/ Bradley J. Toothaker
Bradley J. Toothaker	Director	March 4, 2013

/s/ Ronald D. Truex
Ronald D. Truex	Director	March 4, 2013

/s/ M. Scott Welch
M. Scott Welch	Director	March 4, 2013

S2

Exhibit 21

Subsidiaries

1.     Lake City Bank, Warsaw, Indiana, a banking corporation organized under the laws of the State of Indiana.

2.     Lakeland Statutory Trust II, a statutory business trust formed under Connecticut law.

3.	LCB Investments II, Inc., a subsidiary of Lake City Bank incorporated in Nevada to manage a portion of the Bank’s investment portfolio.

4.	LCB Funding, Inc., a subsidiary of LCB Investments II, Inc. incorporated under the laws of Maryland to operate as a real estate investment trust.

5.	LCB Risk Management, Inc., a subsidiary of Lakeland Financial Corporation incorporated in Nevada to operate as a captive insurance company.