Form 10-Q
period 2013-03-31
LAKELAND FINANCIAL CORP
filed 2013-05-10
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

(574) 267-6144
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X   No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes X   No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  _  Accelerated filer  X   Non-accelerated filer _  (do not check if a smaller reporting company)   Smaller reporting company _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes _   No X
Number of shares of common stock outstanding at April 30, 2013:  16,424,481

LAKELAND FINANCIAL CORPORATION
Form 10-Q Quarterly Report
Table of Contents

PART I.

PART II.

PART I
LAKELAND FINANCIAL CORPORATION
ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2013 and December 31, 2012
(in thousands except for share data)

(Page 1 of 2)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and due from banks	$ 66,776	$ 156,666
Short-term investments	8,891	75,571
Total cash and cash equivalents	75,667	232,237

Securities available for sale (carried at fair value)	482,704	467,021
Real estate mortgage loans held for sale	6,629	9,452

Loans, net of allowance for loan losses of $50,818 and $51,445	2,211,642	2,206,075

Land, premises and equipment, net	34,502	34,840
Bank owned life insurance	61,574	61,112
Accrued income receivable	9,235	8,491
Goodwill	4,970	4,970
Other intangible assets	35	47
Other assets	40,744	39,899
Total assets	$ 2,927,702	$ 3,064,144

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2013 and December 31, 2012
(in thousands except for share data)

(Page 2 of 2)

	March 31,	December 31,
	2013	2012
	(Unaudited)
LIABILITIES AND EQUITY

LIABILITIES
Noninterest bearing deposits	$ 386,509	$ 407,926
Interest bearing deposits	2,064,679	2,173,830
Total deposits	2,451,188	2,581,756

Short-term borrowings
Securities sold under agreements to repurchase	113,515	121,883
Total short-term borrowings	113,515	121,883

Accrued expenses payable	18,116	15,321
Other liabilities	7,244	1,390
Long-term borrowings	37	15,038
Subordinated debentures	30,928	30,928
Total liabilities	2,621,028	2,766,316

EQUITY
Common stock: 90,000,000 shares authorized, no par value
16,424,481 shares issued and 16,333,922 outstanding as of March 31, 2013
16,377,247 shares issued and 16,290,136 outstanding as of December 31, 2012	90,459	90,039
Retained earnings	212,900	203,654
Accumulated other comprehensive income	4,988	5,689
Treasury stock, at cost (2013 - 90,559 shares, 2012 - 87,111 shares)	(1,762)	(1,643)
Total stockholders' equity	306,585	297,739

Noncontrolling interest	89	89
Total equity	306,674	297,828
Total liabilities and equity	$ 2,927,702	$ 3,064,144

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2013 and 2012
(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended
	March 31,
	2013	2012
NET INTEREST INCOME
Interest and fees on loans
Taxable	$ 24,486	$ 26,191
Tax exempt	102	112
Interest and dividends on securities
Taxable	945	2,764
Tax exempt	735	697
Interest on short-term investments	24	11
Total interest income	26,292	29,775

Interest on deposits	4,637	6,761
Interest on borrowings
Short-term	91	113
Long-term	307	404
Total interest expense	5,035	7,278

NET INTEREST INCOME	21,257	22,497

Provision for loan losses	0	799

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	21,257	21,698

NONINTEREST INCOME
Wealth advisory fees	944	914
Investment brokerage fees	949	800
Service charges on deposit accounts	1,971	1,881
Loan, insurance and service fees	1,456	1,189
Merchant card fee income	276	316
Other income	1,375	665
Mortgage banking income	509	592
Net securities gains	1	3
Other than temporary impairment loss on available-for-sale securities:
Total impairment losses recognized on securities	0	(510)
Loss recognized in other comprehensive income	0	0
Net impairment loss recognized in earnings	0	(510)
Total noninterest income	7,481	5,850

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2013 and 2012
(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended
	March 31,
	2013	2012
NONINTEREST EXPENSE
Salaries and employee benefits	9,165	9,075
Net occupancy expense	846	885
Equipment costs	609	617
Data processing fees and supplies	1,293	841
Other expense	2,980	3,262
Total noninterest expense	14,893	14,680

INCOME BEFORE INCOME TAX EXPENSE	13,845	12,868

Income tax expense	4,599	4,242

NET INCOME	$ 9,246	$ 8,626

BASIC WEIGHTED AVERAGE COMMON SHARES	16,408,710	16,280,416

BASIC EARNINGS PER COMMON SHARE	$ 0.56	$ 0.53

DILUTED WEIGHTED AVERAGE COMMON SHARES	16,527,171	16,439,243

DILUTED EARNINGS PER COMMON SHARE	$ 0.56	$ 0.52

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2013 and 2012
(in thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Net income	$ 9,246	$ 8,626
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	(1,040)	1,250
Reclassification adjustment for gains included in net income	(1)	(3)
Reclassification adjustment for other than temporary impairment	0	510
Net securities gain (loss) activity during the period	(1,041)	1,757
Tax effect	397	(746)
Net of tax amount	(644)	1,011
Defined benefit pension plans:
Net gain (loss) on defined benefit pension plans	(151)	110
Amortization of net actuarial loss	55	44
Net gain (loss) activity during the period	(96)	154
Tax effect	39	(63)
Net of tax amount	(57)	91

Total other comprehensive income (loss), net of tax	(701)	1,102

Comprehensive income	$ 8,545	$ 9,728

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2013 and 2012
(in thousands except for share and per share data)
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2012	$ 87,380	$ 181,903	$ 5,139	$ (1,222)	$ 273,200
Net income		8,626			8,626
Other comprehensive income (loss), net of tax			1,102		1,102
Common stock cash dividends declared, $.155 per share		(2,515)			(2,515)
Treasury shares purchased under deferred directors' plan
(6,683 shares)	172			(172)	0
Stock activity under stock compensation plans (98,581 shares)	30				30
Stock compensation expense	428				428
Balance at March 31, 2012	$ 88,010	$ 188,014	$ 6,241	$ (1,394)	$ 280,871

Balance at January 1, 2013	$ 90,039	$ 203,654	$ 5,689	$ (1,643)	$ 297,739
Net income		9,246			9,246
Other comprehensive income (loss), net of tax			(701)		(701)
Treasury shares purchased under deferred directors' plan
(6,466 shares)	173			(173)	0
Treasury stock sold and distributed under deferred directors' plan
(3,018 shares)	(54)			54	0
Stock activity under stock compensation plans, net of taxes (47,234 shares)	(138)				(138)
Stock compensation expense	439				439
Balance at March 31, 2013	$ 90,459	$ 212,900	$ 4,988	$ (1,762)	$ 306,585

The accompanying notes are an integral part of these consolidated financial statements

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
(in thousands)
(Unaudited)
(Page 1 of 2)

	2013	2012
Cash flows from operating activities:
Net income	$ 9,246	$ 8,626
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	679	666
Provision for loan losses	0	799
Loss on sale and write down of other real estate owned	0	3
Amortization of intangible assets	12	13
Amortization of loan servicing rights	168	170
Net change in loan servicing rights valuation allowance	(37)	(62)
Loans originated for sale	(29,409)	(25,041)
Net gain on sales of loans	(1,021)	(573)
Proceeds from sale of loans	32,949	23,821
Net gain on sales and calls of securities available for sale	(1)	(3)
Impairment on available for sale securities	0	510
Net securities amortization	2,720	1,504
Stock compensation expense	439	428
Earnings on life insurance	(383)	(310)
Tax benefit of stock option exercises	(14)	(267)
Net change:
Accrued income receivable	(744)	135
Accrued expenses payable	2,738	3,659
Other assets	(261)	381
Other liabilities	6,027	(486)
Total adjustments	13,862	5,347
Net cash from operating activities	23,108	13,973

Cash flows from investing activities:
Proceeds from maturities, calls and principal paydowns of
securities available for sale	38,293	22,538
Purchases of securities available for sale	(57,736)	(31,610)
Purchase of life insurance	(79)	(6)
Net (increase) decrease in total loans	(5,567)	6,727
Purchases of land, premises and equipment	(341)	(950)
Proceeds from sales of other real estate	0	81
Net cash from investing activities	(25,430)	(3,220)

(Continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
(in thousands)
(Unaudited)
(Page 2 of 2)

	2013	2012
Cash flows from financing activities:
Net increase (decrease) in total deposits	(130,568)	71,174
Net increase (decrease) in short-term borrowings	(8,368)	(16,825)
Payments on long-term borrowings	(15,001)	(2)
Common dividends paid	0	(2,515)
Proceeds (payments) related to stock compensation plans	(138)	30
Purchase of treasury stock	(173)	(172)
Net cash from financing activities	(154,248)	51,690
Net change in cash and cash equivalents	(156,570)	62,443
Cash and cash equivalents at beginning of the period	232,237	104,584
Cash and cash equivalents at end of the period	$ 75,667	$ 167,027
Cash paid during the period for:
Interest	$ 5,232	$ 6,211
Income taxes	0	0
Supplemental non-cash disclosures:
Loans transferred to other real estate	0	78
Security purchased not settled	5,216	0

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

(Table amounts in thousands except for share and per share data)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

This report is filed for Lakeland Financial Corporation (the “Company”) and its wholly owned subsidiaries, Lake City Bank (the “Bank”), and LCB Risk Management, a captive insurance company. All significant inter-company balances and transactions have been eliminated in consolidation. Also included is the Bank’s wholly owned subsidiary, LCB Investments II, Inc. (“LCB Investments”). LCB Investments also owns LCB Funding, Inc. (“LCB Funding”), a real estate investment trust.

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The 2012 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants.

	Three Months Ended March 31,
	2013	2012
Weighted average shares outstanding for basic earnings per common share	16,408,710	16,280,416
Dilutive effect of stock options, awards and warrants	118,461	158,827
Weighted average shares outstanding for diluted earnings per common share	16,527,171	16,439,243

Basic earnings per common share	$ 0.56	$ 0.53
Diluted earnings per common share	$ 0.56	$ 0.52

NOTE 3. LOANS

	March 31,		December 31,
	2013		2012
Commercial and industrial loans:
Working capital lines of credit loans	$ 437,295	19.3%	$ 439,638	19.5%
Non-working capital loans	404,934	17.9	407,184	18.0
Total commercial and industrial loans	842,229	37.2	846,822	37.5

Commercial real estate and multi-family residential loans:
Construction and land development loans	97,263	4.3	82,494	3.7
Owner occupied loans	365,619	16.2	358,617	15.9
Nonowner occupied loans	339,030	15.0	314,889	13.9
Multifamily loans	46,270	2.0	45,011	2.0
Total commercial real estate and multi-family residential loans	848,182	37.5	801,011	35.5

Agri-business and agricultural loans:
Loans secured by farmland	99,537	4.4	109,147	4.8
Loans for agricultural production	105,312	4.7	115,572	5.1
Total agri-business and agricultural loans	204,849	9.1	224,719	10.0

Other commercial loans	48,867	2.2	56,807	2.5
Total commercial loans	1,944,127	85.9	1,929,359	85.5

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	116,164	5.1	109,823	4.9
Open end and junior lien loans	154,773	6.8	161,366	7.1
Residential construction and land development loans	6,110	0.3	11,541	0.5
Total consumer 1-4 family mortgage loans	277,047	12.2	282,730	12.5

Other consumer loans	41,891	1.9	45,755	2.0
Total consumer loans	318,938	14.1	328,485	14.5
Subtotal	2,263,065	100.0%	2,257,844	100.0%
Less: Allowance for loan losses	(50,818)		(51,445)
Net deferred loan fees	(605)		(324)
Loans, net	$2,211,642		$2,206,075

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following table presents the activity in the allowance for loan losses by portfolio segment for the three-month period ended March 31, 2013, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2013:

		Commercial
		Real Estate			Consumer
	Commercial	and Multifamily	Agri-business	Other	1-4 Family	Other
	and Industrial	Residential	and Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended March 31, 2013
Balance January 1,	$ 22,342	$ 20,812	$ 1,403	$ 240	$ 2,682	$ 609	$ 3,357	$ 51,445
Provision for loan losses	(359)	253	(142)	(17)	270	(23)	18	0
Loans charged-off	(133)	(906)	0	0	(108)	(59)	0	(1,206)
Recoveries	263	261	2	0	22	31	0	579
Net loans charged-off	130	(645)	2	0	(86)	(28)	0	(627)
Balance March 31,	$ 22,113	$ 20,420	$ 1,263	$ 223	$ 2,866	$ 558	$ 3,375	$ 50,818

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 4,757	$ 6,621	$ 43	$ 0	$ 412	$ 28	$ 0	$ 11,861
Collectively evaluated for impairment	17,356	13,799	1,220	223	2,454	530	3,375	38,957

Total ending allowance balance	$ 22,113	$ 20,420	$ 1,263	$ 223	$ 2,866	$ 558	$ 3,375	$ 50,818

Loans:
Loans individually evaluated for impairment	$ 16,650	$ 27,394	$ 975	$ 0	$ 2,594	$ 80	$ 0	$ 47,693
Loans collectively evaluated for impairment	825,817	819,624	203,970	48,863	274,727	41,766	0	2,214,767

Total ending loans balance	$ 842,467	$ 847,018	$ 204,945	$ 48,863	$ 277,321	$ 41,846	$ 0	$ 2,262,460

The recorded investment in loans does not include accrued interest.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three-month period ended March 31, 2012:

		Commercial
		Real Estate			Consumer
	Commercial	and Multifamily	Agri-business	Other	1-4 Family	Other
	and Industrial	Residential	and Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended March 31, 2012
Balance January 1,	$ 22,830	$ 23,489	$ 695	$ 65	$ 2,322	$ 645	$ 3,354	$ 53,400
Provision for loan losses	(104)	565	(157)	119	171	(54)	259	799
Loans charged-off	(778)	(847)	0	0	(14)	(94)	0	(1,733)
Recoveries	186	29	0	2	48	26	0	291
Net loans charged-off	(592)	(818)	0	2	34	(68)	0	(1,442)
Balance March 31,	$ 22,134	$ 23,236	$ 538	$ 186	$ 2,527	$ 523	$ 3,613	$ 52,757

The recorded investment in loans does not include accrued interest.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012:

Commercial
		Real Estate			Consumer
	Commercial	and Multifamily	Agri-business	Other	1-4 Family	Other
	and Industrial	Residential	and Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 5,542	$ 8,559	$ 63	$ 0	$ 607	$ 34	$ 0	$ 14,805
Collectively evaluated for impairment	16,800	12,253	1,340	240	2,075	575	3,357	36,640

Total ending allowance balance	$ 22,342	$ 20,812	$ 1,403	$ 240	$ 2,682	$ 609	$ 3,357	$ 51,445

Loans:
Loans individually evaluated for impairment	$ 18,281	$ 36,919	$ 797	$ 0	$ 2,853	$ 92	$ 0	$ 58,942
Loans collectively evaluated for impairment	828,728	763,279	224,008	56,810	280,141	45,612	0	2,198,578

Total ending loans balance	$ 847,009	$ 800,198	$ 224,805	$ 56,810	$ 282,994	$ 45,704	$ 0	$ 2,257,520

The recorded investment in loans does not include accrued interest.

The allowance for loan losses to total loans at March 31, 2013 and 2012 was 2.25% and 2.37%, respectively.  The allowance for loan losses to total loans at December 31, 2012 was 2.28%.

The following table presents loans individually evaluated for impairment as of and for the three-month period ended March 31, 2013:
				Three Months Ended March 31, 2013
						Cash Basis
	Unpaid		Allowance for	Average	Interest	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 65	$ 65	$ 0	$ 65	$ 0	$ 0
Non-working capital loans	25	25	0	34	0	0

Commercial real estate and multi-family residential loans:
Owner occupied loans	742	562	0	566	0	0

Agri-business and agricultural loans:
Loans secured by farmland	828	649	0	521	0	0

Consumer 1-4 family loans:
Closed end first mortgage loans	57	57	0	58	0	0
Open end and junior lien loans	41	41	0	41	0	0

Other consumer loans	1	1	0	1	0	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,488	2,879	1,252	3,170	13	13
Non-working capital loans	15,536	13,681	3,505	14,412	135	137

Commercial real estate and multi-family residential loans:
Construction and land development loans	5,728	5,339	996	4,528	45	52
Owner occupied loans	2,330	2,330	695	4,300	29	31
Nonowner occupied loans	19,153	19,163	4,930	24,299	84	87

Agri-business and agricultural loans:
Loans secured by farmland	646	326	43	327	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,443	2,473	397	2,499	0	19
Open end and junior lien loans	52	23	15	40	0	0

Other consumer loans	79	79	28	80	0	0

Total	$ 54,214	$ 47,693	$ 11,861	$ 55,132	$ 306	$ 339

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment as of and for the three-month period ended March 31, 2012:

				Three Months Ended March 31, 2012
						Cash Basis
	Unpaid		Allowance for	Average	Interest	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
Commercial and industrial loans:
Non-working capital loans	$ 196	$ 196	$ 0	$ 171	$ 0	$ 0

Commercial real estate and multi-family residential loans:
Owner occupied loans	292	292	0	290	0	0

Consumer 1-4 family loans:
Closed end first mortgage loans	301	301	0	297	0	0
Open end and junior lien loans	40	40	0	40	0	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,503	5,502	3,023	5,805	16	15
Non-working capital loans	17,282	17,284	5,455	17,723	180	182

Commercial real estate and multi-family residential loans:
Construction and land development loans	2,060	2,059	550	969	0	0
Owner occupied loans	4,175	4,174	1,169	4,588	12	10
Nonowner occupied loans	27,598	27,597	6,555	29,401	98	99
Multifamily loans	0	0	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	618	618	120	622	0	0
Loans for agricultural production	208	208	18	210	0	0

Other commercial loans	0	0	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,445	2,447	329	1,797	11	11
Open end and junior lien loans	270	270	149	354	0	0
Residential construction loans	0	0	0	0	0	0

Other consumer loans	7	7	5	7	0	0

Total	$ 60,995	$ 60,995	$ 17,373	$ 62,274	$ 317	$ 317

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 61	$ 61	$ 0
Non-working capital loans	0	0	0
Commercial real estate and multi-family residential loans:
Construction and land development loans
Owner occupied loans	754	574	0
Nonowner occupied loans	385	385	0
Multifamily loans	410	286	0
Agri-business and agricultural loans:
Loans secured by farmland	645	466	0
Loans for ag production	0	0	0
Other commercial loans	0	0	0

Consumer 1-4 family loans:
Closed end first mortgage loans	59	59	0
Open end and junior lien loans	41	41	0
Residential construction loans

Other consumer loans	1	1	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,833	3,224	1,516
Non-working capital loans	16,763	14,996	4,026
Commercial real estate and multi-family residential loans:
Construction and land development loans	3,352	2,960	934
Owner occupied loans	5,869	5,869	1,476
Nonowner occupied loans	26,835	26,845	6,149
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	651	331	63
Loans for agricultural production	0	0	0
Other commercial loans	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,387	2,403	415
Open end and junior lien loans	379	350	192
Residential construction loans	0	0	0

Other consumer loans	91	91	34
Total	$ 65,516	$ 58,942	$ 14,805

The recorded investment in loans does not include accrued interest.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Nonaccrual	Accruing	Nonaccrual	Accruing

Commercial and industrial loans:
Working capital lines of credit loans	$ 1,858	$ 0	$ 1,899	$ 0
Non-working capital loans	3,692	0	4,812	50

Commercial real estate and multi-family residential loans:
Construction and land development loans	390	0	398	0
Owner occupied loans	2,582	0	2,461	0
Nonowner occupied loans	11,568	0	19,200	0
Multifamily loans	0	0	286	0

Agri-business and agricultural loans:
Loans secured by farmland	975	0	797	0
Loans for agricultural production	0	0	0	0

Other commercial loans	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	533	0	504	0
Open end and junior lien loans	64	0	391	0
Residential construction loans	0	0	0	0

Other consumer loans	65	0	77	0

Total	$ 21,727	$ 0	$ 30,825	$ 50

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2013 by class of loans:

	30-89	Greater than
	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total

Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 1,858	$ 1,858	$ 435,657	$ 437,515
Non-working capital loans	7	3,692	3,699	401,253	404,952

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	390	390	96,498	96,888
Owner occupied loans	152	2,582	2,734	362,661	365,395
Nonowner occupied loans	507	11,568	12,075	326,466	338,541
Multifamily loans	0	0	0	46,194	46,194

Agri-business and agricultural loans:
Loans secured by farmland	0	975	975	98,574	99,549
Loans for agricultural production	0	0	0	105,396	105,396

Other commercial loans	0	0	0	48,863	48,863

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,273	533	1,806	114,087	115,893
Open end and junior lien loans	206	64	270	155,058	155,328
Residential construction loans	54	0	54	6,046	6,100

Other consumer loans	658	65	723	41,123	41,846

Total	$ 2,857	$ 21,727	$ 24,584	$ 2,237,876	$ 2,262,460

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:

	30-89	Greater than
	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total

Commercial and industrial loans:
Working capital lines of credit loans	$ 233	$ 1,899	$ 2,132	$ 437,705	$ 439,837
Non-working capital loans	48	4,862	4,910	402,262	407,172

Commercial real estate and multi-family residential loans:
Construction and land development loans	998	398	1,396	80,954	82,350
Owner occupied loans	1,023	2,461	3,484	354,921	358,405
Nonowner occupied loans	38	19,200	19,238	295,243	314,481
Multifamily loans	0	286	286	44,676	44,962

Agri-business and agricultural loans:
Loans secured by farmland	0	797	797	108,359	109,156
Loans for agricultural production	0	0	0	115,649	115,649

Other commercial loans	0	0	0	56,810	56,810

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,475	504	1,979	107,583	109,562
Open end and junior lien loans	361	391	752	161,172	161,924
Residential construction loans	0	0	0	11,508	11,508

Other consumer loans	81	77	158	45,546	45,704

Total	$ 4,257	$ 30,875	$ 35,132	$ 2,222,388	$ 2,257,520

The recorded investment in loans does not include accrued interest.

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $10.9 million and $12.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2013 and December 31, 2012. The Company is not committed to lending additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	March 31	December 31,
	2013	2012

Accruing troubled debt restructured loans	$ 23,605	$ 22,332
Nonaccrual troubled debt restructured loans	19,607	28,506
Total troubled debt restructured loans	$ 43,212	$ 50,838

During the quarter ending March 31, 2013, loans totaling $1.8 million were modified as troubled debt restructurings. The modified terms of the loans included reductions in the interest rates to one that would not be readily available in the marketplace for borrowers with a similar risk profile and modifications of the repayment terms. These restructured loans were provided to related borrowers who are engaged in land development.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending March 31, 2013:

Modifications
Three Months Ended March 31, 2013

	All Modifications			Interest Rate Reductions			Modified Repayment Terms

		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Interest at	Interest at		Extension
	Number of	Recorded	Recorded	Number of	Pre-Modification	Post-Modification	Number of	Period or
	Loans	Investment	Investment	Loans	Rate	Rate	Loans	Range
(in months)
Troubled Debt Restructurings

Commercial real estate and multi-family residential loans:
Construction and land development loans	6	$ 2,198	$ 2,198	6	$ 85	$ 63	0	0

Total	6	$ 2,198	$ 2,198	6	$ 85	$ 63	0	0

For the three month period ending March 31, 2013 the commercial real estate and multi-family residential loan troubled debt restructuring described above decreased the allowance for loan losses by $287,000.

The troubled debt restructurings described above had a charge-off of $365,000 during the period ending March 31, 2013.

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

For the three month period ending March 31, 2012 the commercial real estate and multi-family residential loan troubled debt restructuring described above decreased the allowance for loan losses by $500,000.

The commercial real estate and multi-family residential loan troubled debt restructurings described above did not result in any charge offs during the three months ending March 31, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification which occurred during the three month period ending March 31, 2013:

	Modifications
	Three Months ended March 31, 2013

	Number of	Recorded
	Loans	Investment

Troubled Debt Restructurings that Subsequently Defaulted

Consumer 1-4 family loans:
Closed end first mortgage loans	1	$ 1,249

Total	1	$ 1,249

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings described above that subsequently defaulted increased the allowance for loan losses by $15,000 and did not result in any charge offs during the three periods ending March 31, 2013.

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

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $1,000 and did not result in any charge offs during the three periods ending March 31, 2012.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans.  Loans listed as Not Rated are consumer loans included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status.  As of March 31, 2013 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
			(in thousands)
Commercial and industrial loans:
Working capital lines of credit loans	$ 400,217	$ 23,496	$ 13,802	$ 0	$ 0
Non-working capital loans	356,623	23,004	25,260	65	0

Commercial real estate and multi-family residential loans:
Construction and land development loans	80,756	5,370	10,762	0	0
Owner occupied loans	322,868	23,209	17,836	0	1,482
Nonowner occupied loans	304,529	14,747	19,265	0	0
Multifamily loans	45,854	340	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	97,958	0	1,573	0	18
Loans for agricultural production	105,396	0	0	0	0

Other commercial loans	48,744	1	118	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	23,688	1,053	1,618	0	89,534
Open end and junior lien loans	5,221	2,100	0	0	148,007
Residential construction loans	0	0	0	0	6,100

Other consumer loans	8,016	358	511	0	32,961

Total	$ 1,799,870	$ 93,678	$ 90,745	$ 65	$ 278,102

The recorded investment in loans does not include accrued interest.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans.  Loans listed as Not Rated are consumer loans included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status.  As of December 31, 2012 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated
			(in thousands)
Commercial and industrial loans:
Working capital lines of credit loans	$ 403,778	$ 22,591	$ 13,468	$ 0	$ 0
Non-working capital loans	355,772	23,192	26,857	66	1,285

Commercial real estate and multi-family residential loans:
Construction and land development loans	67,002	4,595	10,753	0	0
Owner occupied loans	315,672	24,589	18,144	0	0
Nonowner occupied loans	282,108	6,345	26,028	0	0
Multifamily loans	43,425	345	1,192	0	0

Agri-business and agricultural loans:
Loans secured by farmland	107,734	0	1,404	0	18
Loans for agricultural production	115,649	0	0	0	0

Other commercial loans	56,692	0	118	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	18,685	343	729	0	89,805
Open end and junior lien loans	7,932	300	0	0	153,692
Residential construction loans	0	0	0	0	11,508

Other consumer loans	10,168	378	497	0	34,661

Total	$ 1,784,617	$ 82,678	$ 99,190	$ 66	$ 290,969

The recorded investment in loans does not include accrued interest.

NOTE 5. SECURITIES

Information related to the fair value and amortized cost of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) is provided in the tables below.

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gain	Losses	Cost
March 31, 2013
U.S. Treasury securities	$ 1,032	$ 31	$ 0	$ 1,001
U.S. government sponsored agencies	5,289	265	0	5,024
Agency residential mortgage-backed securities	375,468	7,446	(1,400)	369,422
Non-agency residential mortgage-backed securities	5,885	202	0	5,683
State and municipal securities	95,030	5,139	(531)	90,422
Total	$ 482,704	$ 13,083	$ (1,931)	$ 471,552

December 31, 2012
U.S. Treasury securities	$ 1,037	$ 35	$ 0	$ 1,002
U.S. government sponsored agencies	5,304	278	0	5,026
Agency residential mortgage-backed securities	365,644	7,813	(1,495)	359,326
Non-agency residential mortgage-backed securities	6,453	242	0	6,211
State and municipal securities	88,583	5,509	(189)	83,263
Total	$ 467,021	$ 13,877	$ (1,684)	$ 454,828

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of March 31, 2013 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
	Cost	Value
Due in one year or less	$ 3,294	$ 3,298
Due after one year through five years	24,585	26,255
Due after five years through ten years	39,703	42,175
Due after ten years	28,865	29,623
	96,447	101,351
Mortgage-backed securities	375,105	381,353
Total debt securities	$ 471,552	$ 482,704

There were no securities sales during the first three months of 2013 and 2012.  All of the gains in 2013 and 2012 were from calls.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over estimated lives for mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $192.4 million and $230.4 million were pledged as of March 31, 2013 and 2012, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of March 31, 2013 and December 31, 2012 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2013
Agency residential mortgage-backed
securities	$ 108,460	$ (923)	$ 28,997	$ (477)	$ 137,457	$ (1,400)
State and municipal securities	18,052	(522)	469	(9)	18,521	(531)
Total temporarily impaired	$ 126,512	$ (1,445)	$ 29,466	$ (486)	$ 155,978	$ (1,931)

December 31, 2012
Agency residential mortgage-backed
securities	$ 92,974	$ (1,066)	$ 20,422	$ (429)	$ 113,396	$ (1,495)
State and municipal securities	10,791	(188)	50	(1)	10,841	(189)
Total temporarily impaired	$ 103,765	$ (1,254)	$ 20,472	$ (430)	$ 124,237	$ (1,684)

The number of securities with unrealized losses as of March 31, 2013 and December 31, 2012 is presented below.

	Less than	12 months
	12 months	or more	Total
March 31, 2013
Agency residential mortgage-backed securities	25	11	36
State and municipal securities	42	6	48
Total temporarily impaired	67	17	84

	Less than	12 months
	12 months	or more	Total
December 31, 2012
Agency residential mortgage-backed securities	29	9	38
State and municipal securities	29	1	30
Total temporarily impaired	58	10	68

The following factors are considered to determine whether or not the impairment of these securities is other-than-temporary. Ninety-eight percent of the securities are backed by the U.S. government, government agencies, government sponsored agencies or are A- rated or better by Moody’s, S&P or Fitch, except for certain non-local or local municipal securities, which are not rated. Mortgage-backed securities which are not issued by the U.S. government or government sponsored agencies (non-agency residential mortgage-backed securities) met specific criteria set by the Asset Liability Management Committee at their time of purchase, including having the highest rating available by either Moody’s, S&P or Fitch. None of the securities have call provisions (with the exception of the municipal securities) and all payments as originally agreed are being received on their original terms. For the government, government-sponsored agency and municipal securities, management did not have concerns of credit losses, and there was nothing to indicate that full principal will not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell, and it is more likely than not that it will not be required to sell these securities before the recovery of their amortized cost basis.

As of March 31, 2013, the Company had $5.9 million of non-agency residential mortgage-backed securities which were not issued by the U.S. government or government sponsored agencies, but which were rated AAA by S&P or Fitch and/or Aaa by Moody’s at the time of purchase.  As of December 31, 2012, the Company had $6.5 million of non-agency residential mortgage-backed securities which were not issued by the federal government or government sponsored agencies, but which were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. None of the five non-agency residential mortgage-backed securities were still rated AAA/Aaa as of March 31, 2013 by at least one of the rating agencies and one had been downgraded to below investment grade by at least one of those rating agencies.

For these non-agency residential mortgage-backed securities, additional analysis is performed to determine if any impairment is temporary or other-than-temporary, in which case impairment would need to be recorded for these securities. The Company performs an independent analysis of the cash flows of the individual securities based upon assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses. Based upon the initial review, securities may be identified for further analysis computing the net present value using an appropriate discount rate (the current accounting yield) and comparing it to the book value of the security to determine if there is any other-than-temporary impairment that must be recorded. Based on this analysis of the non-agency residential mortgage-backed securities, none of the five non-agency mortgage-backed securities had any unrealized losses or other-than-temporary impairment at March 31, 2013.

The following table provides information about debt securities for which only a credit loss was recognized in income and for which other losses are recorded in other comprehensive income.  The table represents the three months ended March 31, 2013 and 2012.

	2013	2012
Balance January 1,	$ 0	$ 359
Additions related to other-than-temporary impairment losses
not previously recognized	0	449
Additional increases to the amount of credit loss for which
other-than-temporary impairment was previously recognized	0	61
Reductions for previous credit losses realized on
securities sold during the year	0	0
Balance March 31,	$ 0	$ 869

Information on securities with at least one rating below investment grade at March 31, 2013 is presented below.

							3/31/2013	1-Month	3-Month	6-Month
		Other Than	March 31, 2013				Lowest	Constant	Constant	Constant
		Temporary	Par	Amortized	Fair	Unrealized	Credit	Default	Default	Default	Credit
Description	CUSIP	Impairment	Value	Cost	Value	Gain/(Loss)	Rating	Rate	Rate	Rate	Support

RALI 2004-QS7 A3	76110HTX7	$ 0	$ 2,739	$ 2,722	$ 2,790	$ 68	BB+	3.96	3.22	4.31	10.03

This security is a super senior/senior tranche non-agency residential mortgage-backed security. The credit support is the credit support percentage for a tranche from other subordinated tranches, which is the amount of principal in the subordinated tranches expressed as a percentage of the remaining principal in the super senior/senior tranche. The super senior/senior tranches receive the prepayments and the subordinate tranches absorb the losses. The super senior/senior tranches do not absorb losses until the subordinate tranches are extinguished.

The Company does not have a history of actively trading securities but continues to hold securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, it is management’s current intent to hold them until a recovery in fair value or maturity.

NOTE 6. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost:

	Three Months Ended March 31,
	Pension Benefits		SERP Benefits
	2013	2012	2013	2012
Interest cost	$ 32	$ 35	$ 13	$ 16
Expected return on plan assets	(35)	(40)	(19)	(20)
Recognized net actuarial loss	34	27	21	17
Net pension expense	$ 31	$ 22	$ 15	$ 13

The Company previously disclosed in its financial statements for the year ended December 31, 2012 that it expected to contribute $211,000 to its pension plan and $80,000 to its SERP plan in 2013.  The Company has contributed $59,000 to its pension plan and $80,000 to its SERP plan as of March 31, 2013.  The Company expects to contribute an additional $152,000 to its pension plan during the remainder of 2013.  The Company does not expect to make any additional contributions to its SERP plan during the remainder of 2013.

NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued updated guidance related to disclosure of reclassification amounts out of other comprehensive income. The standard requires that companies present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements will take effect for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013.  Adopting this standard did not have a significant impact on the Company’s financial condition or results of operations.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities:  Securities available for sale are valued primarily by a third party pricing service. The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models which utilize significant observable inputs such as matrix pricing. This is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). These models utilize the market approach with standard inputs that include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. For certain non-agency residential mortgage-backed securities where observable inputs about the specific issuer are not available, fair values are estimated using observable data from other non-agency residential mortgage-backed securities presumed to be similar or other market data on other non-agency residential mortgage-backed securities (Level 3 inputs). For certain municipal securities that are not rated and observable inputs about the specific issuer are not available, fair values are estimated using observable data from other  municipal securities presumed to be similar or other market data on other non-rated municipal securities (Level 3 inputs). There were no transfers between Level 1and Level 2 during the first three months of 2013.

Mortgage banking derivatives:  The fair value of mortgage banking derivatives are based on observable market data as of the measurement date (Level 2).

Interest rate swap derivatives:  The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, none of the Company’s derivatives are designated in qualifying hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. As such, all changes in fair value of the Company’s derivatives are recognized directly in earnings.  The fair value of interest rate swap derivatives is determined by pricing or valuation models using observable market data as of the measurement date (Level 2).

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

Mortgage servicing rights:  As of March 31, 2013 the fair value of the Company’s Level 3 servicing assets for residential mortgage loans was $2.5 million, some of which are not currently impaired and therefore carried at amortized cost.  These residential mortgage loans have a weighted average interest rate of 4.28%, a weighted average maturity of 19 years and are secured by homes generally within the Company’s market area, which is primarily Northern Indiana.  A valuation model is used to estimate fair value, which is based on an income approach.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.  The most significant assumption used to value mortgage servicing rights is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment rates.  The most significant unobservable assumption is the discount rate.  At March 31, 2013, the constant prepayment speed (PSA) used was 311 and the discount rate used was 9.3%.  At December 31, 2012, the constant prepayment speed (PSA) used was 392 and the discount rate used was 9.2%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2013
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	at Fair Value
Assets

U.S. Treasury securities	$ 1,032	$ 0	$ 0	$ 1,032
U.S. Government sponsored agencies	0	5,289	0	5,289
Mortgage-backed securities	0	375,468	0	375,468
Non-agency residential mortgage-backed securities	0	0	5,885	5,885
State and municipal securities	0	94,044	986	95,030
Total Securities	1,032	474,801	6,871	482,704

Mortgage banking derivative	0	371	0	371
Interest rate swap derivative	0	878	0	878

Total assets	$ 1,032	$ 476,050	$ 6,871	$ 483,953

Liabilities

Mortgage banking derivative	0	25	0	25
Interest rate swap derivative	0	881	0	881

Total liabilities	$ 0	$ 906	$ 0	$ 906

	December 31, 2012
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,037	$ 0	$ 0	$ 1,037
U.S. Government sponsored agencies	0	5,304	0	5,304
Mortgage-backed securities	0	365,644	0	365,644
Non-agency residential mortgage-backed securities	0	3,594	2,859	6,453
State and municipal securities	0	87,595	988	88,583
Total Securities	1,037	462,137	3,847	467,021

Mortgage banking derivative	0	739	0	739

Total assets	$ 1,037	$ 462,876	$ 3,847	$ 467,760

Liabilities
Mortgage banking derivative	$ 0	$ 12	$ 0	$ 12

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013 and there were no transfers between Level 1 and Level 2 during 2012.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012:

	Non-Agency Residential
	Mortgage-Backed Securities		State and Municipal Securities
	2013	2012	2013	2012
Balance of recurring Level 3 assets at January 1	$ 2,859	$ 0	$ 988	$ 686
Transfers into Level 3	3,334	0	0	0
Changes in fair value of securities	(17)	0	(2)	(3)
Principal payments	(291)	0	0	(45)
Balance of recurring Level 3 assets at March 31	$ 5,885	$ 0	$ 986	$ 638

The fair value of two non-agency residential mortgage-backed securities with a fair value of $3.3 million as of March 31, 2013 were transferred out of Level 2 and into Level 3 because of a lack of observable market data for these investments.  The Company’s policy is to recognize transfers as of the end of the reporting period. As a result, the fair value for these non-agency residential mortgage-backed securities and state and municipal securities was transferred into Level 3 on March 31, 2013.

The state and municipal securities measured at fair value included below are non-rated Indiana municipal revenue bonds and are not actively traded.

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Inputs
	3/31/2013	Valuation Technique	Unobservable Input	(Average)

Non-agency residential mortgage-backed securities	$ 5,885	Discounted cash flow	Constant prepayment rate	5.00-30.00
(8.69)

			Average life (years)	0.09-2.78
(1.70)

			Swap/EDSF spread	283-340
(308)

State and municipal securities	$ 986	Price to type, par, call	Discount to benchmark index	1-10%
(3.41%)

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Inputs
	12/31/2012	Valuation Technique	Unobservable Input	(Average)

Non-agency residential mortgage-backed securities	$ 2,859	Discounted cash flow	Constant prepayment rate	5.00-9.00
(6.00)

			Average life (years)	0.20-2.86
(2.70)

			Swap/EDSF spread	297-339
(328)

State and municipal securities	$ 988	Price to type, par, call	Discount to benchmark index	1-11%
(4%)

The Company’s Controlling Department, which is responsible for all accounting and SEC compliance, and the Company’s Treasury Department, which is responsible for investment portfolio management and asset/liability modeling, are the two areas that decide the Company’s valuation policies and procedures.  Both of these areas report directly to the President and Chief Financial Officer of the Company.  For assets or liabilities that may be considered for Level 3 fair value measurement on a recurring basis, these two departments and the President and Chief Financial Officer determine the appropriate level of the assets or liabilities under consideration.  If there are assets or liabilities that are determined to be Level 3 by this group, the Risk Management Committee of the Company and the Audit Committee of the Board of Directors are made aware of such assets at their next scheduled meeting.

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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	March 31, 2013
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
		(in thousands)
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 897	$ 897
Non-working capital loans	0	0	2,917	2,917

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	4,343	4,343
Owner occupied loans	0	0	1,134	1,134
Nonowner occupied loans	0	0	12,189	12,189
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	0	0	283	283
Loans for agricultural production	0	0	0	0

Other commercial loans	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	448	448
Open end and junior lien loans	0	0	8	8
Residential construction loans	0	0	0	0

Other consumer loans	0	0	40	40

Total impaired loans	$ 0	$ 0	$ 22,259	$ 22,259

Mortgage servicing rights	0	0	9	9
Other real estate owned	0	0	75	75

Total assets	$ 0	$ 0	$ 22,343	$ 22,343

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2013:

	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs

Impaired Loans:
Commercial and industrial:	$ 3,814	Collateral based	Discount to reflect	33%	(13% - 88%)
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Commercial real estate:	17,666	Collateral based	Discount to reflect	24%	(3% - 43%)
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Agri-business and agricultural:	283	Collateral based	Discount to reflect	13%
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Consumer 1-4 family mortgage	456	Collateral based	Discount to reflect	23%	(8% - 100%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Other consumer	40	Collateral based	Discount to reflect	38%	(21% - 91%)
		measurements	current market conditions
			and ultimate collectability

Mortgage servicing rights	9	Discounted cash flows	Discount rate	9.50%

Other real estate owned	75	Appraisal	Discount to reflect	49%
			current market conditions

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2012:

	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs

Impaired Loans:
Commercial and industrial:	$ 3,980	Collateral based	Discount to reflect	35%	(10% - 99%)
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Commercial real estate:	24,560	Collateral based	Discount to reflect	23%	(4% - 57%)
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Agri-business and agricultural:	268	Collateral based	Discount to reflect	19%
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Consumer 1-4 family mortgage	510	Collateral based	Discount to reflect	39%	(8% - 100%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Other consumer	46	Collateral based	Discount to reflect	40%	(29% - 100%)
		measurements	current market conditions
			and ultimate collectability

Mortgage servicing rights	1,906	Discounted cash flows	Discount rate	9.20%	(9.10% - 9.50%)

Other real estate owned	75	Appraisals	Discount to reflect	49%
			current market conditions

	December 31, 2012
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
		(in thousands)
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 990	$ 990
Non-working capital loans	0	0	2,990	2,990

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	2,026	2,026
Owner occupied loans	0	0	3,892	3,892
Nonowner occupied loans	0	0	18,642	18,642
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	0	0	268	268
Loans for agricultural production	0	0	0	0

Other commercial loans	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	352	352
Open end and junior lien loans	0	0	158	158
Residential construction loans	0	0	0	0

Other consumer loans	0	0	46	46

Total impaired loans	$ 0	$ 0	$ 29,364	$ 29,364

Mortgage servicing rights	0	0	1,906	1,906
Other real estate owned	0	0	75	75

Total assets	$ 0	$ 0	$ 31,345	$ 31,345

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $29.9 million, with a valuation allowance of $7.7 million at March 31, 2013, resulting in a net recovery in the provision for loan losses of $2.3 million for the three months ended March 31, 2013.  At March 31, 2012, impaired loans had a carrying amount of $51.3 million, with a valuation allowance of $16.5 million, resulting in a net recovery in the provision for loans losses of $1.7 million for the three months ending March 31, 2012.

Mortgage servicing rights, which are carried at the lower of cost or fair value, included a portion carried at their fair value of $9,000, which is made up of the outstanding balance of $13,000, net of a valuation allowance of $5,000 at March 31, 2013, resulting in net recovery of $37,000 impairment of $84,000 for the three months ended March 31, 2013.  The Company realized a net recovery of impairment of $62,000 for the three months ended March 31, 2012.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	March 31, 2013
	Carrying	Estimated Fair Value
	Value	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$ 75,667	$ 75,667	$ 0	$ 0	$ 75,667
Securities available for sale	482,704	1,033	474,800	6,871	482,704
Real estate mortgages held for sale	6,629	0	6,726	0	6,726
Loans, net	2,211,642	0	0	2,235,744	2,235,744
Federal Home Loan Bank stock	7,313	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	9,227	12	2,064	7,151	9,227
Financial Liabilities:
Certificates of deposit	(850,629)	0	(863,641)	0	(863,641)
All other deposits	(1,600,559)	(1,600,559)	0	0	(1,600,559)
Securities sold under agreements to repurchase	(113,515)	0	(113,515)	0	(113,515)
Long-term borrowings	(37)	0	(45)	0	(45)
Subordinated debentures	(30,928)	0	0	(31,211)	(31,211)
Standby letters of credit	(286)	0	0	(286)	(286)
Accrued interest payable	(4,560)	(230)	(4,327)	(3)	(4,560)

	December 31, 2012
	Carrying	Estimated Fair Value
	Value	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$ 232,237	$ 232,237	$ 0	$ 0	$ 232,237
Securities available for sale	467,021	1,037	462,137	3,847	467,021
Real estate mortgages held for sale	9,452	0	9,663	0	9,663
Loans, net	2,206,075	0	0	2,230,993	2,230,993
Federal Home Loan Bank stock	7,313	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	8,485	6	2,215	6,264	8,485
Financial Liabilities:
Certificates of deposit	(907,505)	0	(922,397)	0	(922,397)
All other deposits	(1,674,251)	(1,674,251)	0	0	(1,674,251)
Securities sold under agreements to repurchase	(121,883)	0	(121,883)	0	(121,883)
Long-term borrowings	(15,038)	0	(15,607)	0	(15,607)
Subordinated debentures	(30,928)	0	0	(31,223)	(31,223)
Standby letters of credit	(262)	0	0	(262)	(262)
Accrued interest payable	(4,757)	(298)	(4,456)	(3)	(4,757)

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

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables summarize the changes within each classification of accumulated other comprehensive income for the three months ended March 31, 2013 and 2012:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT(a)

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
	Securities	Items	Total
	(in thousands)

Balance at December 31, 2012	$ 7,517	$ (1,828)	$ 5,689

Other comprehensive income
before reclassification	(643)	(90)	(733)

Amounts reclassified from
accumulated other
comprehensive income	(1)	33	32

Net current period other
comprehensive income	(644)	(57)	(701)

Balance at March 31, 2013	$ 6,873	$ (1,885)	$ 4,988

(a) All amounts are net of tax.

		Current
	Balance	Period	Balance
	at December 31, 2011	Change	at March 31, 2012

Unrealized loss on securities available for sale
without other than temporary impairment	$ 7,688	$ 1,065	$ 8,753
Unrealized loss on securities available for sale
with other than temporary impairment	(523)	(54)	(577)

Total unrealized loss on securities available for sale	7,165	1,011	8,176

Unrealized loss on defined benefit pension plans	(2,026)	91	(1,935)

Total	$ 5,139	$ 1,102	$ 6,241

Reclassifications out of accumulated comprehensive income for the three months ended March 31, 2013 are as follows:

RELCASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME(a)

Details about	Amount		Affected Line Item
Accumulated other	Reclassified From		in the Statement
Comprehensive	Accumulated Other		Where Net
Income Components	Comprehensive Income		Income is Presented
(in thousands)

Unrealized gains and losses on
available-for-sale securities
	$ 1		Net securities gains

	0		Income tax expense

	$ 1		Net of tax

Amortization of defined benefit
pension items
Actuarial loss	$ (55)	(b)

	22		Income tax expense

	$ (33)		Net of tax

Total reclassifications for the period	$ (32)		Net of tax

(a) Amounts in parenthesis indicate debits to profit/loss.
(b) Included in the computation of net periodic benefit cost (see employee benefit plans footnote for additional details).

NOTE 10. OFFSETTING ASSETS AND LIABILITIES

On January 1, 2013, the Company adopted changes issued by the FASB to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. Other than the additional disclosure requirements, the adoption of these changes had no impact on the Consolidated Financial Statements.

Offsetting of Financial Assets and Derivative Assets
March 31, 2013
(in thousands)
Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Description
Interest Rate Swap Derivatives	$ 878	$ 0	$ 878	$ 0	$ 0	$ 878
Total	$ 878	$ 0	$ 878	$ 0	$ 0	$ 878

Offsetting of Financial Liabilities and Derivative Liabilities

March 31, 2013
(in thousands)
Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Description
Interest Rate Swap Derivatives	$ 881	$ 0	$ 881	$ 0	$ (881)	$ 0
Repurchase Agreements	113,515	0	113,515	(113,515)	0	0
Total	$ 114,396	$ 0	$ 114,396	$ (113,515)	$ (881)	$ 0

Offsetting of Financial Liabilities and Derivative Liabilities

December 31, 2012
(in thousands)
Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Description
Repurchase Agreements	$ 121,883	$ 0	$ 121,883	$ (121,883)	$ 0	$ 0
Total	$ 121,883	$ 0	$ 121,883	$ (121,883)	$ 0	$ 0

There were no interest rate swap derivatives as of December 31, 2012.

If an event of default occurs causing an early termination of an interest rate swap derivative, any early termination amount payable to one party by the other party may be reduced by set-off against any other amount payable by the one party to the other party.  If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions.

NOTE 11. SUBSEQUENT EVENTS

There were no subsequent events that would have a material impact on the financial statements presented in this Form 10-Q.

NOTE 12. RECLASSIFICATIONS

Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassification had no effect on net income or stockholders’ equity as previously reported.

Part 1
LAKELAND FINANCIAL CORPORATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
and
RESULTS OF OPERATIONS

March 31, 2013

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 45 offices in 13 counties in Northern and Central Indiana. The Company earned $9.2 million for the first three months of 2013, versus $8.6 million in the same period of 2012, an increase of 7.2%.  Net income was positively impacted by an increase in noninterest income of $1.6 million and a $799,000 decrease in the provision for loan losses.  Offsetting these positive impacts were a decrease in net interest income of $1.2 million and an increase of $213,000 in noninterest expense.  Basic earnings per common share for the first three months of 2013 were $0.56 per share versus $0.53 per share for the first three months of 2012, an increase of 5.7%.  Diluted earnings per common share reflect the potential dilutive impact of stock options, stock awards and warrants.  Diluted earnings per common share for the first three months of 2013 were $0.56 per share versus $0.52 for the first three months of 2012, an increase of 7.7%.

RESULTS OF OPERATIONS

Net Interest Income

For the three-month period ended March 31, 2013, net interest income totaled $21.3 million, a decrease of 5.5%, or $1.2 million, versus the first three months of 2012.  This decrease was primarily due to a 24 basis point decrease in the Company’s net interest margin to 3.17% for the three month period ended March 31, 2013, versus 3.41% for the comparable period of 2012.  During the three-month period ended March 31, 2013, average earning assets increased by $64.7 million, or 2.4%, to $2.768 billion.

Given the Company’s mix of interest earning assets and interest bearing liabilities at March 31, 2013, the Company would generally be considered to have a relatively neutral balance sheet structure.  The Company’s balance sheet structure would normally be expected to produce a stable or declining net interest margin in a declining rate environment.  As the Company’s balance sheet has become more neutral in structure, management believes rate movements and other factors such as deposit mix, market deposit rate pricing and non-bank deposit products could have an impact on net interest margin.  As a result of the prolonged and unprecedented low interest rate environment, and given recent indications by the Federal Reserve Bank regarding its intentions to maintain current target rate levels, the Company expects to experience continued pressure on its net interest margin.  Also contributing to this net interest margin compression is a recent trend of aggressive loan pricing by the Company’s competitors in its markets on both variable and fixed rate commercial loans.  As a result of this competitive pricing influence, the Company believes that its yields on the commercial loan portfolio will continue to experience downward pressure.  Over time, the Company’s mix of deposits has shifted to more reliance on transaction accounts such as Rewards Checking, as well as Rewards Savings and corporate and public fund money market and repurchase agreements, which generally carry a higher interest rate cost than other types of interest bearing deposits.  The Company believes that this deposit strategy provides for an appropriate funding strategy.

During the first three months of 2013, total interest and dividend income decreased by $3.5 million, or 11.7%, to $26.3 million, versus $29.8 million during the first three months of 2012.  This decrease was primarily the result of a 58 basis point decrease in the tax equivalent yield on average earning assets to 3.9%, versus 4.5% for the same period of 2012.  Average earning assets increased by $64.7 million, or 2.4%, during the first three months of 2013 versus the same period of 2012.

During the first three months of 2013, loan interest income decreased by $1.7 million, or 6.5%, to $24.6 million, versus $26.3 million during the first three months of 2012.  The decrease was driven by a 35 basis point decrease in the tax equivalent yield on loans, to 4.4%, versus 4.8% in the first three months of 2012.

The average daily securities balances for the first three months of 2013 increased $8.1 million, or 1.7%, to $478.1 million, versus $470.0 million for the same period of 2012. During the same periods, income from securities decreased by $1.8 million, or 51.5%, to $1.7 million versus $3.5 million during the first three months of 2012.  The decrease was primarily the result of a 152 basis point decrease in the tax equivalent yield on securities, to 1.7%, versus 3.3% in the first three months of 2012.  The prolonged low interest rate environment has driven accelerated prepayments in the Company’s portfolio of mortgage backed securities.  Those prepayments must then be reinvested in securities at current, lower market yields, resulting in less income from securities despite the higher average securities balances.  In addition, the prepayments have the effect of accelerating premium amortization of those mortgage backed securities which were purchased at a premium.  Due to the unprecedented low interest rate environment, the Company is currently reevaluating its investment strategy.  The reevaluation includes considering the purchase of good quality, higher yielding alternative investments.  Given the strength of the Company’s balance sheet and the likelihood of the low interest rate environment persisting into the future, the Company believes that this would be an appropriate and prudent strategy, although the Company does not expect this will result in a significant change in strategy.

Total interest expense decreased $2.2 million, or 30.8%, to $5.0 million for the three-month period ended March 31, 2013, from $7.3 million for the comparable period in 2012.  The decrease was primarily the result of a 30 basis point decrease in the Company’s daily cost of funds to 0.8%, versus 1.1% for the same period of 2012.

On an average daily basis, total deposits (including demand deposits) increased $45.4 million, or 1.9%, to $2.473 billion for the three-month period ended March 31, 2013, versus $2.428 billion during the same period in 2012.  On an average daily basis, noninterest bearing demand deposits were $380.8 million for the three-month period ended March 31, 2013, versus $334.4 million for the same period in 2012.  On an average daily basis, interest bearing transaction accounts increased $47.3 million, or 5.0%, to $999.3 million for the three-month period ended March 31, 2013, versus the same period in 2012.  When comparing the three months ended March 31, 2013 with the same period of 2012, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposits and non-Rewards Checking transaction accounts, decreased $77.2 million.  The average rate paid on time deposit accounts decreased 41 basis points to 1.3% for the three-month period ended March 31, 2013, versus the same period in 2012.  Despite the low interest rate environment, the Company has been able to attract and retain retail deposit customers through offering innovative deposit products such as Rewards Checking and Savings.  These products pay somewhat higher interest rates but also encourage certain customer behaviors such as using debit cards and electronic statements, which have the effect of generating additional related fee income and reducing the Company’s processing costs.

The Company’s funding strategy is generally focused on leveraging its retail branch network to grow traditional retail deposits and on its presence with commercial customers and public fund entities in its Indiana markets to generate deposits.  In addition, the Company has utilized the Certificate of Deposit Account Registry Service (CDARS) program and out-of-market brokered certificates of deposit.  Due to the Company’s historical loan growth, the Company sought these deposits and has expanded its funding strategy over time to include these types of non-core deposit programs although its reliance on these types of deposits has reduced significantly over the past several years.  The Company believes that these deposit programs represent an appropriate tool in the overall liquidity and funding strategy but will continue to focus on funding loan and investment growth with in-market deposits whenever possible.  On an average daily basis, total brokered certificates of deposit decreased $26.5 million to $28.0 million for the three-month period ended March 31, 2013, versus $54.5 million for the same period in 2012.  On an average daily basis, total public fund certificates of deposit increased $31.5 million to $114.8 million for the three-month period ended March 31, 2013, versus $83.3 million for the same period in 2012.  In addition, the Company had average public fund interest bearing transaction accounts of $193.1 million in the three months ended March 31, 2013, versus $192.7 for the comparable period of 2012.  Availability of public fund deposits can be cyclical, primarily due to the timing differences between when real estate property taxes are collected versus when those tax revenues are spent, as well as the intense competition for these funds.

Average daily balances of borrowings were $150.9 million during the three months ended March 31, 2013, versus $172.6 million during the same period of 2012, and the rate paid on borrowings decreased 13 basis points to 1.1%.  On an average daily basis, total deposits (including demand deposits) and purchased funds increased 1.1% during the three-month period ended March 31, 2013 versus the same period in 2012.

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

The following tables set forth consolidated information regarding average balances and rates:

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Three Months Ended March 31,
		2013			2012
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 2,246,688	$ 24,486	4.42%	$ 2,205,774	$ 26,191	4.78%
Tax exempt (1)	8,817	154	7.08	9,830	167	6.88
Investments: (1)
Available for sale	478,098	2,045	1.73	469,979	3,778	3.26
Short-term investments	9,157	2	0.09	16,065	4	0.10
Interest bearing deposits	25,168	22	0.35	1,577	7	1.79

Total earning assets	2,767,928	26,709	3.91%	2,703,225	30,147	4.49%

Nonearning assets:
Cash and due from banks	82,210	0		113,376	0
Premises and equipment	34,716	0		34,860	0
Other nonearning assets	110,558	0		95,978	0
Less allowance for loan losses	(51,645)	0		(54,119)	0

Total assets	$ 2,943,767	$ 26,709		$ 2,893,320	$ 30,147

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2013 and 2012. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended March 31, 2013 and 2012, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Three Months Ended March 31,
		2013			2012
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 216,828	$ 172	0.32%	$ 187,890	$ 211	0.55%
Interest bearing checking accounts	999,319	1,640	0.67	951,992	2,482	1.25
Time deposits:
In denominations under $100,000	352,509	1,300	1.50	397,410	1,871	1.89
In denominations over $100,000	523,738	1,525	1.18	556,056	2,197	1.59
Miscellaneous short-term borrowings	114,105	91	0.32	126,628	113	0.36
Long-term borrowings
and subordinated debentures	36,798	307	3.38	45,967	404	3.53

Total interest bearing liabilities	2,243,297	5,035	0.91%	2,265,943	7,278	1.29%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	380,759	0		334,362	0
Other liabilities	16,485	0		15,834	0
Stockholders' equity	303,226	0		277,181	0
Total liabilities and stockholders'
equity	$ 2,943,767	$ 5,035		$ 2,893,320	$ 7,278

Net interest differential - yield on
average daily earning assets		$ 21,674	3.17%		$ 22,869	3.41%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, provisions for loan losses of $0 were recorded during the three-month period ended March 31, 2013, versus provisions of $799,000 recorded during the same period of 2012.  Factors impacting the provision included the amount and status of classified and watch list credits, the level of charge-offs, management’s overall view on current credit quality and the regional and national economic conditions impacting credit quality, the amount and status of impaired loans, the amount and status of past due accruing loans (90 days or more), and overall loan growth as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

Noninterest income categories for the three-month periods ended March 31, 2013 and 2012 are shown in the following table:

	Three Months Ended
	March 31,
			Percent
	2013	2012	Change

Wealth advisory fees	$ 944	$ 914	3.3%
Investment brokerage fees	949	800	18.6
Service charges on deposit accounts	1,971	1,881	4.8
Loan, insurance and service fees	1,456	1,189	22.5
Merchant card fee income	276	316	(12.7)
Other income	1,375	665	106.8
Mortgage banking income	509	592	(14.0)
Net securities gains (losses)	1	3	(66.7)
Impairment on available-for-sale securities (includes total losses of $0 and $510
net of $0 and $0 recognized in other comprehensive income, pre-tax)	0	(510)	N/A
Total noninterest income	$ 7,481	$ 5,850	27.9%

Noninterest income increased $1.6 million for the three-month period ended March 31, 2013 versus the same periods in 2012.  Noninterest income was positively impacted by a $710,000 increase in other income driven by $590,000 in fees related to the Company’s interest rate swap program for clients.  During the first quarter, the Company introduced a new swap derivative product which is offered to certain commercial banking customers.  Loan, insurance and service fees increased by $267,000, and were driven by higher fee income on increased debit card activity.  Investment brokerage fees increased by $149,000 due to a favorable mix in product sales and higher trading volumes.  In addition, noninterest income in the first quarter of 2012 was negatively impacted by $510,000 in other-than-temporary impairment on several non-agency mortgage backed securities.

Noninterest Expense

Noninterest expense categories for the three-month period ended March 31, 2013 and 2012 are shown in the following table:

	Three Months Ended
	March 31,
			Percent
	2013	2012	Change

Salaries and employee benefits	$ 9,165	$ 9,075	1.0%
Occupancy expense	846	885	(4.4)
Equipment costs	609	617	(1.3)
Data processing fees and supplies	1,293	841	53.7
Other expense	2,980	3,262	(8.6)
Total noninterest expense	$ 14,893	$ 14,680	1.5%

The Company's noninterest expense increased $213,000 in the three-month period ended March 31, 2013 versus the same periods of 2012.  Data processing fees increased by $452,000, driven by a larger customer base as well as greater utilization of services from the Company’s core processor.  Other expenses decreased by $282,000, driven by lower FDIC deposit insurance premiums as well as lower professional fees.

Income Tax Expense

Income tax expense increased $357,000, or 8.4%, for the first three months of 2013, compared to the same period in 2012.  The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, increased to 33.2% during the first three months of 2013 compared to 33.0% during the same period of 2012.  The change was driven by fluctuations in the percentage of revenue being derived from tax-advantaged sources in the first three months of 2013, compared to the same period in 2012.

CRITICAL ACCOUNTING POLICIES

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances which could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of mortgage servicing rights and the valuation and other-than-temporary impairment of investment securities. The Company’s critical accounting policies are discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

FINANCIAL CONDITION

Total assets of the Company were $2.928 billion as of March 31, 2013, a decrease of $136.4 million, or 4.5%, when compared to $3.064 billion as of December 31, 2012.

Total cash and cash equivalents decreased by $156.6 million, or 67.4%, to $75.7 million at March 31, 2013 from $232.2 million at December 31, 2012.  The decrease resulted from a decrease in total deposits as well as reductions in borrowed funds.  Historically, the Company maintained higher compensating balances with correspondent financial institutions in order to avoid certain service fees.  During a periodic review of this strategy during the first quarter of 2013, the Company determined that it would be more beneficial to maintain lower compensating balances although this may result in paying slightly higher service fees.  The reduction in the compensating balances resulted in a lower level of cash and cash equivalents at March 31, 2013 compared to December 31, 2012.

Total securities available-for-sale increased by $15.7 million, or 3.4%, to $482.7 million at March 31, 2013 from $467.0 million at December 31, 2012. The increase was a result of a number of transactions in the securities portfolio.  Securities purchases totaled $57.7 million.  Offsetting this increase were securities paydowns totaling $35.6 million, maturities and calls of securities totaling $2.7 million and securities amortization net of accretion was $2.7 million.  In addition, the net unrealized gain of the securities portfolio decreased by $1.0 million.  The decrease in fair market value was primarily driven by lower market values for agency residential mortgage-backed securities and state and municipal securities.  The investment portfolio is generally managed to limit the Company’s exposure to risk by containing mostly mortgage-backed securities backed by the federal government, other securities which are either directly or indirectly backed by the federal government or a local municipal government and collateralized mortgage obligations rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.  As of March 31, 2013, the Company had $5.9 million of non-agency residential mortgage-backed securities which were not backed by the federal government, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.

None of the five non-agency residential mortgage backed securities were still rated AAA/Aaa as of March 31, 2013 by at least one of the rating agencies, S&P, Moody’s and Fitch, and one had been downgraded to below investment grade by at least one rating agency.  The Company performs an analysis of the cash flows of these securities on a monthly basis based on assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses. Based upon the initial review, securities may be identified for further analysis computing the net present value using an appropriate discount rate (the current accounting yield) and comparing it to the book value to determine if there is any other-than-temporary impairment to be recorded. Based on this analysis of the non-agency residential mortgage-backed securities, there was no other-than-temporary impairment or any unrealized loss on any of the five remaining non-agency residential mortgage-backed securities at March 31, 2013.

Real estate mortgage loans held-for-sale decreased by $2.8 million, or 29.9%, to $6.6 million at March 31, 2013 from $9.5 million at December 31, 2012. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the three months ended March 31, 2013, $29.4 million in real estate mortgages were originated for sale and $31.9 million in mortgages were sold.

Total loans, excluding real estate mortgage loans held for sale, increased by $4.9 million to $2.262 billion at March 31, 2013 from $2.258 billion at December 31, 2012.  Management expects loan growth to be moderate as the economic recovery moves along.  The portfolio breakdown at March 31, 2013 reflected 86% commercial and industrial, including commercial real estate and agri-business, 12% residential real estate and home equity and 2% consumer loans, versus 85% commercial and industrial, including commercial real estate and agri-business, 13% residential real estate and home equity and 2% consumer loans at December 31, 2012.

The Company has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses from a wide variety of industries. Commercial loans represent higher dollar amount loans to fewer customers and therefore higher credit risk than other types of loans. Pricing is adjusted to manage the higher credit risk associated with these types of loans. The majority of fixed-rate residential mortgage loans, which represent increased interest rate risk, are sold in the secondary market, as well as some variable rate residential mortgage loans. The remainder of the variable rate residential mortgage loans and a small number of fixed-rate residential mortgage loans are retained. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not continue to improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

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

At March 31, 2013, on the basis of management’s review of the loan portfolio, the Company had 110 credits totaling $183.0 million on the classified loan list versus 104 credits totaling $181.9 million on December 31, 2012. As of March 31, 2013, the Company had $93.7 million of assets classified as Special Mention, $90.7 million classified as Substandard, $65,000 classified as Doubtful and $0 classified as Loss as compared to $82.7 million, $99.2 million, $66,000 and $0, respectively at December 31, 2012.  As of March 31, 2013, the Company had 38 loans totaling $43.2 million accounted for as troubled debt restructurings. Included in the classified loan amounts above was one installment loan totaling $15,000 with an allocation of $4,000, 13 mortgage loans totaling $1.4 million with total allocations of $247,000, and 24 commercial loans totaling $41.8 million with total allocations of $10.6 million. The Company has no commitments to lend additional funds to any of the borrowers. At December 31, 2012, the Company had 41 loans totaling $50.8 million accounted for as troubled debt restructurings - one installment loan totaling $16,000 with an allocation of $4,000, 12 mortgage loans totaling $1.4 million with total allocations of $247,000, and 28 commercial loans totaling $49.4 million with total allocations of $12.2 million. The $7.6 million decrease of loans accounted for as troubled debt restructurings at March 31, 2013, as compared to December 31, 2012, was primarily due to the removal of two commercial credits totaling $8.4 million since the loans were modified at a market rate and were performing as of December 31, 2012.  Offsetting this decrease was the addition of a $920,000 commercial credit to the impaired category.

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

Net charge-offs totaled $626,000 in the first quarter of 2013, versus net charge-offs of $1.4 million during the first quarter of 2012 and $1.7 million during the fourth quarter of 2012.

The allowance for loan losses decreased 1.2%, or $627,000, from $51.4 million at December 31, 2012 to $50.8 million at March 31, 2013.  Pooled loan allocations increased from $36.6 million at December 31, 2012 to $39.0 million at March 31, 2013, which was primarily a result of management’s overall view on current credit quality and the current economic environment, which included a change at March 31, 2013 in the lookback period for the determination of the qualitative factors from a three year lookback to a higher of a three year or five year lookback.  Management believes it is prudent when determining the qualitative factors to consider the higher historical loss periods included in the five year lookback period that are now running off in the three year lookback period.  Impaired loan allocations decreased $2.9 million from $14.8 million at December 31, 2012 to $11.9 million at March 31, 2013.  This decrease in impaired allocations was primarily due to decreases in the allocations of existing impaired loans as well as reductions to the impaired loans category.  The unallocated component of the allowance for loan losses was unchanged at $3.4 million at March 31, 2013 and December 31, 2012 primarily due to stabilization in the current economic conditions and improvement in our borrowers’ performance and future prospects. While general trends in credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions, including the slow economic recovery.  Management believes the allowance for loan losses at March 31, 2013 was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not continue to improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Total impaired loans decreased by $11.2 million, or 19.1%, to $47.7 million at March 31, 2013 from $58.9 million at December 31, 2012.  A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in the aggregate for smaller-balance loans of similar nature such as residential mortgage, and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  The decrease in the impaired loans category was primarily due to the removal of three commercial credits totaling $10.5 million for the impaired category.  The following table summarizes nonperforming assets at March 31, 2013 and December 31, 2012.

	March 31,	December 31,
	2013	2012
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans including nonaccrual troubled debt restructured loans	$ 21,730	$ 30,829
Loans past due over 90 days and still accruing	0	50
Total nonperforming loans	$ 21,730	$ 30,879
Other real estate owned	667	667
Repossessions	13	23
Total nonperforming assets	$ 22,410	$ 31,569

Impaired loans including troubled debt restructurings	$ 47,685	$ 58,935

Nonperforming loans to total loans	0.96%	1.37%
Nonperforming assets to total assets	0.77%	1.03%

Nonperforming troubled debt restructured loans (included in nonaccrual loans)	$ 19,607	$ 28,506
Performing troubled debt restructured loans	23,605	22,332
Total troubled debt restructured loans	$ 43,212	$ 50,838

Total nonperforming assets decreased by $9.2 million, or 29.0%, to $22.4 million during the three-month period ended March 31, 2013.  The decrease was primarily due to the aforementioned reclassification of three commercial credits from impaired to non-impaired.  The loan upgrades also shifted two of the loans from the troubled debt restructured loan category.  The third loan was never a troubled debt restructuring.

Three commercial relationships represented 73.4% of total nonperforming loans.  A commercial relationship consisting of three loans totaling $6.9 million represented the largest exposure in the nonperforming category.  The borrower is engaged in commercial real estate development.  Borrower collateral, including real estate and the personal guarantees of its principals, support the credit.  The Company has not taken any charge-offs related to this credit.

A $5.3 million commercial relationship consisting of three loans represents the second largest exposure in the nonperforming category.  The borrower is engaged in real estate development.   Borrower collateral, including real estate and the personal guarantees of its principals, support the credit.  The Company took a $1.7 million charge-off related to this credit in the fourth quarter of 2009, and no charge-offs were taken in 2010 or 2011.  The Company took a $601,000 charge-off related to this credit in the first quarter of 2012.

A $3.7 million credit to a manufacturer tied to the housing industry represented the third largest exposure in the nonperforming category.  The credit is accounted for as a troubled debt restructuring.  Borrower collateral including real estate, receivables, inventory and equipment support the credit, however, there are no guarantors.  The Company took a $906,000 charge-off related to this credit in 2008, a $1.7 million charge-off related to this credit in 2012 and an $88,000 charge-off related to this credit in the first quarter of 2013.

There can be no assurances that full repayment of the loans discussed above will occur.  Although economic conditions in the Company’s markets have stabilized and in some areas improved, management has not observed a rapid recovery in certain industries, including residential and commercial real estate development and recreational vehicle and mobile home manufacturing, although each of these sectors has improved.  The Company’s growth strategy has promoted diversification among industries as well as a continued focus on enforcement of a strong credit environment and an aggressive position on loan work-out situations.  While the Company believes that the impact on the Company of these industry-specific issues will be somewhat mitigated by the Company’s overall growth strategy, the economic factors impacting its entire geographic market will continue to present challenges.  Additionally, the Company’s overall asset quality position can be influenced by a small number of credits due to the focus on commercial lending activity and the granularity inherent in this strategy.

The Company has begun offering a new derivative product to certain commercial banking customers. This product allows the commercial banking customers to enter into an agreement with the Company to swap a variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the borrower's interest rate exposure.  The extension of credit incurred in connection with these derivative products is subject to the same approval and underwriting standards as traditional credit products. The Company limits its risk exposure by simultaneously entering into a similar, offsetting swap agreement with a separate, well-capitalized and highly rated counterparty previously approved by the Asset Liability Committee. By using these interest rate swap arrangements, the Company is also better insulated from the interest rate risk associated with underwriting fixed-rate loans and is better able to meet customer demand for fixed rate loans. These derivative contracts are not designated against specific assets or liabilities and, therefore, do not qualify for hedge accounting. The derivatives are recorded as assets and liabilities on the balance sheet at fair value with changes in fair value recorded in non-interest income for both the commercial banking customer swaps and the related offsetting swaps.

Total deposits decreased by $130.6 million, or 5.1%, to $2.451 billion at March 31, 2013 from $2.582 billion at December 31, 2012. The decrease resulted from decreases of $61.2 million in interest bearing transaction accounts, $22.4 million in public fund certificates of deposit of $100,000 or more, $21.4 million in demand deposits, $17.3 million in other certificates of deposit, $12.7 million in certificates of deposit of $100,000 and over, $10.3 million in money market accounts and $4.5 million in CDARS certificates of deposit.  Offsetting these decreases were increases of $19.2 million in savings accounts.

Total short-term borrowings decreased by $8.4 million, or 6.9%, to $113.5 million at March 31, 2013 from $121.9 million at December 31, 2012.  The decrease resulted from decreases of $8.4 million in securities sold under agreements to repurchase.

Total equity increased by $8.8 million, or 3.0%, to $306.7 million at March 31, 2013 from $297.8 million at December 31, 2012.  The increase in total equity resulted from net income of $9.2 million, minus the decrease in the accumulated other comprehensive income of $701,000, plus $439,000 in stock compensation expense, minus $138,000 related to stock options exercises (including tax benefit).

The FDIC’s risk-based capital regulations require that all insured banking organizations maintain an 8.0% total risk-based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk-based capital ratio and a 10.0% total risk-based capital ratio.  As of March 31, 2013, the Bank had regulatory capital in excess of these minimum requirements with a Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 10.9%, 13.3% and 14.5%, respectively.  The Federal Reserve also has established minimum “well capitalized” regulatory capital requirements for bank holding companies.  As of March 31, 2013, the Company had a Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 11.1%, 13.5% and 14.8%, respectively.  These ratios exceeded the Federal Reserve’s “well capitalized” minimums of 5.0%, 6.0% and 10.0%, respectively

FORWARD-LOOKING STATEMENTS

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2012. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the types of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. As of March 31, 2013, the Company’s potential pretax exposure was within the Company’s policy limit and not significantly different from the potential pretax exposure from December 31, 2012.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2013.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2013, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

March 31, 2013

Part II - Other Information

Item 1. Legal proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routinelitigation incidental to their respective businesses.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. of Part I of the Company’s 2012 Form 10-K.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 31, 2013 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

January 1-31	6,466	$ 26.75	0	$ 0
February 1-28	0	0	0	0
March 1-31	0	0	0	0

Total	6,466	$ 26.75	0	$ 0

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and March 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and March 31, 2012; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012; and (v) Notes to Unaudited Consolidated Financial Statements.

*As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

March 31, 2013

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: May 10, 2013	/s/ Michael L. Kubacki
Michael L. Kubacki – Chief Executive Officer

Date: May 10, 2013	/s/ David M. Findlay
David M. Findlay –President
and Chief Financial Officer

Date: May 10, 2013	/s/ Teresa A. Bartman
Teresa A. Bartman – Senior Vice President-
Finance and Controller