Form 10-Q
period 2013-06-30
LAKELAND FINANCIAL CORP
filed 2013-08-09
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer __     Accelerated filer X      Non-accelerated filer __   (do not check if a smaller reporting company)   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes __      No X

Number of shares of common stock outstanding at July 31, 2013:  16,449,756

LAKELAND FINANCIAL CORPORATION
Form 10-Q Quarterly Report
Table of Contents

PART I.

PART II.

PART I
LAKELAND FINANCIAL CORPORATION
ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2013 and December 31, 2012
(in thousands except for share data)

(Page 1 of 2)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and due from banks	$ 55,814	$ 156,666
Short-term investments	7,741	75,571
Total cash and cash equivalents	63,555	232,237

Securities available for sale (carried at fair value)	472,976	467,021
Real estate mortgage loans held for sale	5,486	9,452

Loans, net of allowance for loan losses of $50,635 and $51,445	2,284,065	2,206,075

Land, premises and equipment, net	35,346	34,840
Bank owned life insurance	62,008	61,112
Accrued income receivable	9,214	8,491
Goodwill	4,970	4,970
Other intangible assets	24	47
Other assets	37,818	39,899
Total assets	$ 2,975,462	$ 3,064,144

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2013 and December 31, 2012
(in thousands except for share data)

(Page 2 of 2)

	June 30,	December 31,
	2013	2012
	(Unaudited)
LIABILITIES AND EQUITY

LIABILITIES
Noninterest bearing deposits	$ 397,610	$ 407,926
Interest bearing deposits	2,085,882	2,173,830
Total deposits	2,483,492	2,581,756

Short-term borrowings
Federal funds purchased	37,000	0
Securities sold under agreements to repurchase	102,655	121,883
Total short-term borrowings	139,655	121,883

Accrued expenses payable	11,685	15,321
Other liabilities	2,057	1,390
Long-term borrowings	37	15,038
Subordinated debentures	30,928	30,928
Total liabilities	2,667,854	2,766,316

EQUITY
Common stock: 90,000,000 shares authorized, no par value
16,431,881 shares issued and 16,340,697 outstanding as of June 30, 2013
16,377,247 shares issued and 16,290,136 outstanding as of December 31, 2012	90,921	90,039
Retained earnings	219,002	203,654
Accumulated other comprehensive income (loss)	(625)	5,689
Treasury stock, at cost (2013 - 91,184 shares, 2012 - 87,111 shares)	(1,779)	(1,643)
Total stockholders' equity	307,519	297,739

Noncontrolling interest	89	89
Total equity	307,608	297,828
Total liabilities and equity	$ 2,975,462	$ 3,064,144

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Six Months Ended June 30, 2013 and 2012
(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NET INTEREST INCOME
Interest and fees on loans
Taxable	$ 24,388	$ 25,795	$ 48,874	$ 51,986
Tax exempt	102	112	204	224
Interest and dividends on securities
Taxable	1,152	2,627	2,097	5,391
Tax exempt	770	699	1,505	1,396
Interest on short-term investments	12	16	36	27
Total interest income	26,424	29,249	52,716	59,024

Interest on deposits	4,139	6,602	8,776	13,363
Interest on borrowings
Short-term	112	104	203	217
Long-term	261	395	568	799
Total interest expense	4,512	7,101	9,547	14,379

NET INTEREST INCOME	21,912	22,148	43,169	44,645

Provision for loan losses	0	500	0	1,299

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	21,912	21,648	43,169	43,346

NONINTEREST INCOME
Wealth advisory fees	971	897	1,915	1,811
Investment brokerage fees	997	940	1,946	1,740
Service charges on deposit accounts	2,252	2,011	4,223	3,892
Loan, insurance and service fees	1,812	1,452	3,268	2,641
Merchant card fee income	293	289	569	605
Other income	706	280	2,081	945
Mortgage banking income	538	392	1,047	984
Net securities gains	0	0	1	3
Other than temporary impairment loss on available-for-sale securities:
Total impairment losses recognized on securities	0	(475)	0	(985)
Loss recognized in other comprehensive income	0	26	0	26
Net impairment loss recognized in earnings	0	(449)	0	(959)
Total noninterest income	7,569	5,812	15,050	11,662

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Six Months Ended June 30, 2013 and 2012
(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NONINTEREST EXPENSE
Salaries and employee benefits	8,891	8,363	18,056	17,438
Net occupancy expense	873	831	1,719	1,716
Equipment costs	654	596	1,263	1,213
Data processing fees and supplies	1,379	1,060	2,672	1,901
Other expense	3,294	3,399	6,274	6,661
Total noninterest expense	15,091	14,249	29,984	28,929

INCOME BEFORE INCOME TAX EXPENSE	14,390	13,211	28,235	26,079

Income tax expense	5,154	4,392	9,753	8,634

NET INCOME	$ 9,236	$ 8,819	$ 18,482	$ 17,445

BASIC WEIGHTED AVERAGE COMMON SHARES	16,425,382	16,324,928	16,411,695	16,298,981

BASIC EARNINGS PER COMMON SHARE	$ 0.56	$ 0.54	$ 1.13	$ 1.07

DILUTED WEIGHTED AVERAGE COMMON SHARES	16,546,547	16,453,561	16,524,250	16,450,832

DILUTED EARNINGS PER COMMON SHARE	$ 0.56	$ 0.54	$ 1.12	$ 1.06

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months and Six Months Ended June 30, 2013 and 2012
(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$ 9,236	$ 8,819	$ 18,482	$ 17,445
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	(9,358)	(181)	(10,399)	1,069
Reclassification adjustment for (gains) included in net income	0	0	(1)	(3)
Reclassification adjustment for other than temporary impairment	0	449	0	959
Net securities gain (loss) activity during the period	(9,358)	268	(10,400)	2,025
Tax effect	3,705	(58)	4,104	(804)
Net of tax amount	(5,653)	210	(6,296)	1,221
Defined benefit pension plans:
Net gain (loss) on defined benefit pension plans	0	0	(151)	110
Amortization of net actuarial loss	66	66	121	110
Net gain (loss) activity during the period	66	66	(30)	220
Tax effect	(26)	(26)	12	(89)
Net of tax amount	40	40	(18)	131

Total other comprehensive income (loss), net of tax	(5,613)	250	(6,314)	1,352

Comprehensive income	$ 3,623	$ 9,069	$ 12,168	$ 18,797

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2013 and 2012
(in thousands except for share and per share data)
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2012	$ 87,380	$ 181,903	$ 5,139	$ (1,222)	$ 273,200
Net income		17,445			17,445
Other comprehensive income (loss), net of tax			1,352		1,352
Common stock cash dividends declared, $0.325 per share		(5,302)			(5,302)
Treasury shares purchased under deferred directors' plan
(7,204 shares)	186			(186)	0
Stock activity under stock compensation plans (114,928 shares)	185				185
Stock compensation expense	689				689
Balance at June 30, 2012	$ 88,440	$ 194,046	$ 6,491	$ (1,408)	$ 287,569

Balance at January 1, 2013	$ 90,039	$ 203,654	$ 5,689	$ (1,643)	$ 297,739
Net income		18,482			18,482
Other comprehensive income (loss), net of tax			(6,314)		(6,314)
Common stock cash dividends declared, $0.19 per share		(3,134)			(3,134)
Treasury shares purchased under deferred directors' plan
(7,091 shares)	190			(190)	0
Treasury stock sold and distributed under deferred directors' plan
(3,018 shares)	(54)			54	0
Stock activity under stock compensation plans, net of taxes (47,234 shares)	18				18
Stock compensation expense	728				728
Balance at June 30, 2013	$ 90,921	$ 219,002	$ (625)	$ (1,779)	$ 307,519

The accompanying notes are an integral part of these consolidated financial statements

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012
(in thousands)
(Unaudited)
(Page 1 of 2)

	2013	2012
Cash flows from operating activities:
Net income	$ 18,482	$ 17,445
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,384	1,338
Provision for loan losses	0	1,299
Loss on sale and write down of other real estate owned	95	103
Amortization of intangible assets	23	26
Amortization of loan servicing rights	324	347
Net change in loan servicing rights valuation allowance	(39)	(22)
Loans originated for sale	(51,639)	(64,807)
Net gain on sales of loans	(1,676)	(1,140)
Proceeds from sale of loans	56,748	63,365
Net gain on sales of premises and equipment	(1)	0
Net (gain) loss on sales and calls of securities available for sale	(1)	(3)
Impairment on available for sale securities	0	959
Net securities amortization	5,139	3,143
Stock compensation expense	728	689
Earnings on life insurance	(797)	(459)
Tax benefit of stock option exercises	(39)	(432)
Net change:
Accrued income receivable	(723)	166
Accrued expenses payable	(3,654)	1,383
Other assets	5,990	998
Other liabilities	857	(178)
Total adjustments	12,719	6,775
Net cash from operating activities	31,201	24,220

Cash flows from investing activities:
Proceeds from maturities, calls and principal paydowns of
securities available for sale	69,675	48,098
Purchases of securities available for sale	(91,167)	(61,221)
Purchase of life insurance	(99)	(14)
Net (increase) decrease in total loans	(77,990)	16,283
Proceeds from sales of land, premises and equipment	1	0
Purchases of land, premises and equipment	(1,890)	(1,564)
Proceeds from sales of other real estate	386	373
Net cash from investing activities	(101,084)	1,955

(Continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012
(in thousands)
(Unaudited)
(Page 2 of 2)

	2013	2012
Cash flows from financing activities:
Net increase (decrease) in total deposits	(98,264)	112,789
Net increase (decrease) in short-term borrowings	17,772	(43,294)
Payments on long-term borrowings	(15,001)	(2)
Common dividends paid	(3,121)	(5,289)
Preferred dividends paid	(13)	(13)
Proceeds from stock option exercise	18	185
Purchase of treasury stock	(190)	(186)
Net cash from financing activities	(98,799)	64,190
Net change in cash and cash equivalents	(168,682)	90,365
Cash and cash equivalents at beginning of the period	232,237	104,584
Cash and cash equivalents at end of the period	$ 63,555	$ 194,949
Cash paid during the period for:
Interest	$ 9,900	$ 12,560
Income taxes	8,330	7,050
Supplemental non-cash disclosures:
Loans transferred to other real estate	0	144

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 2013 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2013. The 2012 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average shares outstanding for basic earnings per common share	16,425,382	16,324,928	16,411,695	16,298,981
Dilutive effect of stock options, awards and warrants	121,165	128,633	112,555	151,851
Weighted average shares outstanding for diluted earnings per common share	16,546,547	16,453,561	16,524,250	16,450,832

Basic earnings per common share	$ 0.56	$ 0.54	$ 1.13	$ 1.07
Diluted earnings per common share	$ 0.56	$ 0.54	$ 1.12	$ 1.06

NOTE 3. LOANS

	June 30,		December 31,
	2013		2012
Commercial and industrial loans:
Working capital lines of credit loans	$ 462,137	19.8%	$ 439,638	19.5%
Non-working capital loans	425,958	18.2	407,184	18.0
Total commercial and industrial loans	888,095	38.0	846,822	37.5

Commercial real estate and multi-family residential loans:
Construction and land development loans	108,695	4.7	82,494	3.7
Owner occupied loans	365,071	15.6	358,617	15.9
Nonowner occupied loans	373,696	16.0	314,889	13.9
Multifamily loans	37,422	1.6	45,011	2.0
Total commercial real estate and multi-family residential loans	884,884	37.9	801,011	35.5

Agri-business and agricultural loans:
Loans secured by farmland	100,571	4.3	109,147	4.8
Loans for agricultural production	97,729	4.2	115,572	5.1
Total agri-business and agricultural loans	198,300	8.5	224,719	10.0

Other commercial loans	46,501	2.0	56,807	2.5
Total commercial loans	2,017,780	86.4	1,929,359	85.5

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	116,247	5.0	109,823	4.9
Open end and junior lien loans	152,571	6.5	161,366	7.1
Residential construction and land development loans	5,263	0.2	11,541	0.5
Total consumer 1-4 family mortgage loans	274,081	11.7	282,730	12.5

Other consumer loans	43,470	1.9	45,755	2.0
Total consumer loans	317,551	13.6	328,485	14.5
Subtotal	2,335,331	100.0%	2,257,844	100.0%
Less: Allowance for loan losses	(50,635)		(51,445)
Net deferred loan fees	(631)		(324)
Loans, net	$2,284,065		$2,206,075

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following table presents the activity in the allowance for loan losses by portfolio segment for the three-month and six-month periods ended June 30, 2013, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2013:

		Commercial
		Real Estate			Consumer
	Commercial	and Multifamily	Agri-business	Other	1-4 Family	Other
	and Industrial	Residential	and Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended June 30, 2013
Balance April 1,	$ 22,113	$ 20,420	$ 1,263	$ 223	$ 2,866	$ 558	$ 3,375	$ 50,818
Provision for loan losses	(348)	(336)	452	41	30	69	92	0
Loans charged-off	(10)	0	(200)	0	(81)	(78)	0	(369)
Recoveries	124	14	2	0	8	38	0	186
Net loans charged-off	114	14	(198)	0	(73)	(40)	0	(183)
Balance June 30,	$ 21,879	$ 20,098	$ 1,517	$ 264	$ 2,823	$ 587	$ 3,467	$ 50,635
Six Months Ended June 30, 2013
Balance January 1,	$ 22,342	$ 20,812	$ 1,403	$ 240	$ 2,682	$ 609	$ 3,357	$ 51,445
Provision for loan losses	(707)	(83)	310	24	300	46	110	0
Loans charged-off	(143)	(906)	(200)	0	(189)	(137)	0	(1,575)
Recoveries	387	275	4	0	30	69	0	765
Net loans charged-off	244	(631)	(196)	0	(159)	(68)	0	(810)
Balance June 30,	$ 21,879	$ 20,098	$ 1,517	$ 264	$ 2,823	$ 587	$ 3,467	$ 50,635

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 4,469	$ 6,103	$ 40	$ 0	$ 445	$ 28	$ 0	$ 11,085
Collectively evaluated for impairment	17,410	13,995	1,477	264	2,378	559	3,467	39,550

Total ending allowance balance	$ 21,879	$ 20,098	$ 1,517	$ 264	$ 2,823	$ 587	$ 3,467	$ 50,635

Loans:
Loans individually evaluated for impairment	$ 16,882	$ 26,540	$ 757	$ 0	$ 2,654	$ 80	$ 0	$ 46,913
Loans collectively evaluated for impairment	871,458	857,114	197,643	46,499	271,730	43,343	0	2,287,787

Total ending loans balance	$ 888,340	$ 883,654	$ 198,400	$ 46,499	$ 274,384	$ 43,423	$ 0	$ 2,334,700

The recorded investment in loans does not include accrued interest.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three-month and six-month periods ended June 30, 2012:

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

The allowance for loan losses to total loans at June 30, 2013 and 2012 was 2.17% and 2.34%, respectively.  The allowance for loan losses to total loans at December 31, 2012 was 2.28%.

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month and six-month periods ended June 30, 2013:

				Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
						Cash Basis			Cash Basis
	Unpaid		Allowance for	Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Income	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 65	$ 65	$ 0	$ 65	$ 0	$ 0	$ 65	$ 0	$ 0
Non-working capital loans	0	0	0	0	0	0	17	0	0

Commercial real estate and multi-family residential loans:
Owner occupied loans	716	536	0	543	0	0	555	0	0

Agri-business and agricultural loans:
Loans secured by farmland	612	434	0	440	0	0	481	0	0

Consumer 1-4 family loans:
Closed end first mortgage loans	49	49	0	49	0	0	54	0	0
Open end and junior lien loans	0	0	0	0	0	0	21	0	0

Other consumer loans	1	1	0	1	0	0	1	0	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,492	2,883	1,123	2,898	14	14	3,034	27	27
Non-working capital loans	15,789	13,934	3,346	13,815	136	139	14,114	271	276

Commercial real estate and multi-family residential loans:
Construction and land development loans	3,459	3,070	653	4,203	7	(5)	4,366	52	47
Owner occupied loans	3,629	3,629	715	2,768	39	45	3,534	68	76
Nonowner occupied loans	19,296	19,305	4,735	19,399	84	85	21,849	168	172
Multifamily loans	0	0	0	0	0	0	96	0	0

Agri-business and agricultural loans:
Loans secured by farmland	644	323	40	391	0	0	359	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,570	2,571	436	2,537	23	18	2,518	23	37
Open end and junior lien loans	34	34	9	58	0	0	49	0	0

Other consumer loans	79	79	28	79	1	1	80	1	1

Total	$ 53,435	$ 46,913	$ 11,085	$ 47,246	$ 304	$ 297	$ 51,193	$ 610	$ 636

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month and six-month periods ended June 30, 2012:

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

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Nonaccrual	Accruing	Nonaccrual	Accruing

Commercial and industrial loans:
Working capital lines of credit loans	$ 1,812	$ 0	$ 1,899	$ 0
Non-working capital loans	3,786	104	4,812	50

Commercial real estate and multi-family residential loans:
Construction and land development loans	383	0	398	0
Owner occupied loans	2,424	0	2,461	0
Nonowner occupied loans	11,718	0	19,200	0
Multifamily loans	0	0	286	0

Agri-business and agricultural loans:
Loans secured by farmland	757	0	797	0
Loans for agricultural production	0	0	0	0

Other commercial loans	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	560	0	504	0
Open end and junior lien loans	34	0	391	0
Residential construction loans	0	0	0	0

Other consumer loans	65	0	77	0

Total	$ 21,539	$ 104	$ 30,825	$ 50

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2013 by class of loans:

	30-89	Greater than
	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total

Commercial and industrial loans:
Working capital lines of credit loans	$ 642	$ 1,812	$ 2,454	$ 459,931	$ 462,385
Non-working capital loans	343	3,890	4,233	421,722	425,955

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	383	383	107,907	108,290
Owner occupied loans	126	2,424	2,550	362,287	364,837
Nonowner occupied loans	1,406	11,718	13,124	360,038	373,162
Multifamily loans	0	0	0	37,365	37,365

Agri-business and agricultural loans:
Loans secured by farmland	0	757	757	99,818	100,575
Loans for agricultural production	18	0	18	97,807	97,825

Other commercial loans	0	0	0	46,499	46,499

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,399	560	2,959	113,031	115,990
Open end and junior lien loans	248	34	282	152,859	153,141
Residential construction loans	8	0	8	5,245	5,253

Other consumer loans	165	65	230	43,193	43,423

Total	$ 5,355	$ 21,643	$ 26,998	$ 2,307,702	$ 2,334,700

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:

	30-89	Greater than
	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total

Commercial and industrial loans:
Working capital lines of credit loans	$ 233	$ 1,899	$ 2,132	$ 437,705	$ 439,837
Non-working capital loans	48	4,862	4,910	402,262	407,172

Commercial real estate and multi-family residential loans:
Construction and land development loans	998	398	1,396	80,954	82,350
Owner occupied loans	1,023	2,461	3,484	354,921	358,405
Nonowner occupied loans	38	19,200	19,238	295,243	314,481
Multifamily loans	0	286	286	44,676	44,962

Agri-business and agricultural loans:
Loans secured by farmland	0	797	797	108,359	109,156
Loans for agricultural production	0	0	0	115,649	115,649

Other commercial loans	0	0	0	56,810	56,810

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,475	504	1,979	107,583	109,562
Open end and junior lien loans	361	391	752	161,172	161,924
Residential construction loans	0	0	0	11,508	11,508

Other consumer loans	81	77	158	45,546	45,704

Total	$ 4,257	$ 30,875	$ 35,132	$ 2,222,388	$ 2,257,520

The recorded investment in loans does not include accrued interest.

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $10.2 million and $12.5 million of specific reserves to loans whose terms have been modified in troubled debt restructurings as of June 30, 2013 and December 31, 2012. The Company is not committed to lending additional funds to customers whose loans have been modified in a troubled debt restructuring.

	June 30,	December 31,
	2013	2012

Accruing troubled debt restructured loans	$ 23,017	$ 22,332
Nonaccrual troubled debt restructured loans	19,398	28,506
Total troubled debt restructured loans	$ 42,415	$ 50,838

During the quarter ending June 30, 2013, loans totaling $328,000 were modified as troubled debt restructured loans. Concessions granted during the modifications included reduction in the interest rates to rates that would not be readily available in the marketplace for borrowers with a similar risk profile and/or capitalizing past due interest and other expenses into the principal balance of the loan. The troubled debt restructured loans during the quarter were all granted to consumer mortgage borrowers.

During the quarter ending March 31, 2013, loans totaling $2.2 million were modified as troubled debt restructurings. The modified terms of the loans included reductions in the interest rates to one that would not be readily available in the marketplace for borrowers with a similar risk profile and modifications of the repayment terms. These restructured loans were provided to related borrowers who are engaged in land development.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three-month and six-month periods ending June 30, 2013:

	Modifications
	Three Months Ended June 30, 2013

	All Modifications

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment

Troubled Debt Restructurings

Consumer 1-4 family loans:
Closed end first mortgage loans	4	$ 317	$ 328

Total	4	$ 317	$ 328

	Interest Rate Reductions			Principal and Interest Forgiveness					Modified Repayment Terms

		Interest at	Interest at				Interest at	Interest at		Extension
	Number of	Pre-Modification	Post-Modification	Number of	Principal at	Principal at	Pre-Modification	Post-Modification	Number of	Period or
	Loans	Rate	Rate	Loans	Pre-Modification	Post-Modification	Rate	Rate	Loans	Range
										(in months)
Troubled Debt Restructurings

Consumer 1-4 family loans:
Closed end first mortgage loans	2	$ 142	$ 158	2	$ 156	$ 161	$ 164	$ 149	0	0

Total	2	$ 142	$ 158	2	$ 156	$ 161	$ 164	$ 149	0	0

	Modifications
	Six Months Ended June 30, 2013

	All Modifications

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment

Troubled Debt Restructurings

Commercial real estate and multi-family residential loans:
Construction and land development loans	6	$ 2,198	$ 2,198

Consumer 1-4 family loans:
Closed end first mortgage loans	4	317	328

Total	10	$ 2,515	$ 2,526

	Interest Rate Reductions			Principal and Interest Forgiveness					Modified Repayment Terms

		Interest at	Interest at				Interest at	Interest at		Extension
	Number of	Pre-Modification	Post-Modification	Number of	Principal at	Principal at	Pre-Modification	Post-Modification	Number of	Period or
	Loans	Rate	Rate	Loans	Pre-Modification	Post-Modification	Rate	Rate	Loans	Range
										(in months)
Troubled Debt Restructurings

Commercial real estate and
multi-family residential loans:
Construction and land development loans	6	$ 85	$ 63	0	$ 0	$ 0	$ 0	$ 0	0	0

Consumer 1-4 family loans:
Closed end first mortgage loans	2	142	158	2	156	161	164	149	0	0

Total	8	$ 227	$ 221	2	$ 156	$ 161	$ 164	$ 149	0	0

For the three-month period ending June 30, 2013 the commercial real estate and multi-family residential loan troubled debt restructuring described above decreased the allowance for loan losses by $86,000 and the consumer 1-4 family loan troubled debt restructurings described above increased the allowance for loan losses by $42,000.

For the six-month period ending June 30, 2012, the commercial real estate and multi-family residential loan troubled debt restructurings described above decreased the allowance for loan losses by $373,000 and the consumer 1-4 family loan troubled debt restructurings described above increased the allowance for loan losses by $65,000.

The troubled debt restructurings described above had charge-offs of $0 and $365,000, respectively, during the three-month and six-month periods ending June 30, 2013.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six-month and three-month periods ending June 30, 2012:

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

For the three month period ending June 30, 2012, the commercial and industrial troubled debt restructured loans described above increased the allowance for loan losses by $690,000, the commercial real estate and multi-family residential loan troubled debt restructurings described above increased the allowance for loan losses by $290,000 and the consumer 1-4 family loan troubled debt restructurings described above increased the allowance for loan losses by $6,000.  For the six-month period ending June 30, 2012, the commercial and industrial troubled debt restructured loans described above increased the allowance for loan losses by $690,000, the commercial real estate and multi-family residential troubled debt restructured loans described above increased the allowance for loan losses by $790,000 and the consumer 1-4 family loan troubled debt restructurings described above increased the allowance for loan losses by $6,000.

No charge offs resulted from any troubled debt restructurings described above during the three and six month periods ending June 30, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification which occurred during the three month and six month periods ending June 30, 2013:

	Modifications
	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013

	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment

Troubled Debt Restructurings that Subsequently Defaulted

Consumer 1-4 family loans:
Closed end first mortgage loans	0	$ 0	1	$ 946

Total	0	$ 0	1	$ 946

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings described above that subsequently defaulted made a large principal payment during the second quarter of 2013, which decreased the allowance for loan losses by $80,000 and did not result in any charge offs during the three and six month periods ending June 30, 2013.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings, which are evaluated and listed with Substandard commercial grade loans.  Loans listed as Not Rated are consumer loans included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status.  As of June 30, 2013 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated

Commercial and industrial loans:
Working capital lines of credit loans	$ 424,540	$ 23,755	$ 14,090	$ 0	$ 0
Non-working capital loans	378,380	22,086	25,425	64	0

Commercial real estate and multi-family residential loans:
Construction and land development loans	94,229	4,140	9,921	0	0
Owner occupied loans	325,524	22,302	17,011	0	0
Nonowner occupied loans	339,563	14,652	18,947	0	0
Multifamily loans	37,028	337	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	99,229	0	1,346	0	0
Loans for agricultural production	97,825	0	0	0	0

Other commercial loans	46,381	0	118	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	23,717	847	1,816	0	89,610
Open end and junior lien loans	5,820	2,124	0	0	145,197
Residential construction loans	0	0	0	0	5,253

Other consumer loans	8,261	460	293	0	34,409

Total	$ 1,880,497	$ 90,703	$ 88,967	$ 64	$ 274,469

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

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gain	Losses	Cost
June 30, 2013
U.S. Treasury securities	$ 1,027	$ 26	$ 0	$ 1,001
U.S. government sponsored agencies	5,224	202	0	5,022
Agency residential mortgage-backed securities	366,418	5,790	(6,555)	367,183
Non-agency residential mortgage-backed securities	5,392	167	0	5,225
State and municipal securities	94,915	3,730	(1,566)	92,751
Total	$ 472,976	$ 9,915	$ (8,121)	$ 471,182

December 31, 2012
U.S. Treasury securities	$ 1,037	$ 35	$ 0	$ 1,002
U.S. government sponsored agencies	5,304	278	0	5,026
Agency residential mortgage-backed securities	365,644	7,813	(1,495)	359,326
Non-agency residential mortgage-backed securities	6,453	242	0	6,211
State and municipal securities	88,583	5,509	(189)	83,263
Total	$ 467,021	$ 13,877	$ (1,684)	$ 454,828

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of June 30, 2013 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
	Cost	Value
Due in one year or less	$ 3,192	$ 3,259
Due after one year through five years	26,030	27,527
Due after five years through ten years	39,306	40,700
Due after ten years	30,246	29,680
	98,774	101,166
Mortgage-backed securities	372,408	371,810
Total debt securities	$ 471,182	$ 472,976

There were no securities sales during the first six months of 2013 and 2012.  All of the gains in 2013 and 2012 were from calls.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over the estimated lives for mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $171.9 million and $216.5 million were pledged as of June 30, 2013 and 2012, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of June 30, 2013 and December 31, 2012 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2013

Agency residential mortgage-backed
securities	$ 168,399	$ (6,118)	$ 23,900	$ (437)	$ 192,299	$ (6,555)
State and municipal securities	22,860	(1,566)	0	0	22,860	(1,566)
Total temporarily impaired	$ 191,259	$ (7,684)	$ 23,900	$ (437)	$ 215,159	$ (8,121)

December 31, 2012

Agency residential mortgage-backed
securities	$ 92,974	$ (1,066)	$ 20,422	$ (429)	$ 113,396	$ (1,495)
State and municipal securities	10,791	(188)	50	(1)	10,841	(189)
Total temporarily impaired	$ 103,765	$ (1,254)	$ 20,472	$ (430)	$ 124,237	$ (1,684)

The number of securities with unrealized losses as of June 30, 2013 and December 31, 2012 is presented below.

	Less than	12 months
	12 months	or more	Total
June 30, 2013

Agency residential mortgage-backed securities	43	10	53
State and municipal securities	49	0	49
Total temporarily impaired	92	10	102

	Less than	12 months
	12 months	or more	Total
December 31, 2012

Agency residential mortgage-backed securities	29	9	38
State and municipal securities	29	1	30
Total temporarily impaired	58	10	68

The following factors are considered to determine whether or not the impairment of these securities is other-than-temporary. Ninety-eight percent of the securities are backed by the U.S. government, government agencies, government sponsored agencies or are A- rated or better by Moody’s, S&P or Fitch, except for certain non-local or local municipal securities, which are not rated. Mortgage-backed securities, which are not issued by the U.S. government or government sponsored agencies (non-agency residential mortgage-backed securities), met specific criteria set by the Asset Liability Management Committee at their time of purchase, including having the highest rating available by either Moody’s, S&P or Fitch. None of the securities have call provisions (with the exception of the municipal securities) and all payments as originally agreed are being received on their original terms. For the government, government-sponsored agency and municipal securities, management did not have concerns of credit losses, and there was nothing to indicate that full principal will not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell, and it is more likely than not that it will not be required to sell these securities before the recovery of their amortized cost basis.

As of June 30, 2013, the Company had $5.4 million of non-agency residential mortgage-backed securities which were not issued by the U.S. government or government sponsored agencies, but which were rated AAA by S&P or Fitch and/or Aaa by Moody’s at the time of purchase.  As of December 31, 2012, the Company had $6.5 million of non-agency residential mortgage-backed securities which were not issued by the federal government or government sponsored agencies, but which were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. None of the four non-agency residential mortgage-backed securities were still rated AAA/Aaa as of June 30, 2013 by at least one of the rating agencies and one had been downgraded to below investment grade by at least one of those rating agencies.

For these non-agency residential mortgage-backed securities, additional analysis is performed to determine if any impairment is temporary or other-than-temporary, in which case impairment would need to be recorded for these securities. The Company performs an independent analysis of the cash flows of the individual securities based upon assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses. Based upon the initial review, securities may be identified for further analysis by computing the net present value using an appropriate discount rate (the current accounting yield) and comparing it to the book value of the security to determine if there is any other-than-temporary impairment that must be recorded. Based on this analysis of the non-agency residential mortgage-backed securities, none of the four non-agency mortgage-backed securities had any unrealized losses or other-than-temporary impairment at June 30, 2013.

The following table provides information about debt securities for which only a credit loss was recognized in income and for which other losses are recorded in other comprehensive income.  There were no securities with other than temporary impairment during the three and six months ended June 30, 2013.  All securities with other than temporary impairment were sold during 2012.  The table represents the three months and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012
Balance April 1,	$ 0	$ 869
Additions related to other-than-temporary impairment losses
not previously recognized	0	198
Additional increases to the amount of credit loss for which
other-than-temporary impairment was previously recognized	0	251
Reductions for previous credit losses realized on
securities sold during the year	0	0
Balance June 30,	$ 0	$ 1,318

	Six Months Ended June 30,
	2013	2012
Balance January 1,	$ 0	$ 359
Additions related to other-than-temporary impairment losses
not previously recognized	0	747
Additional increases to the amount of credit loss for which
other-than-temporary impairment was previously recognized	0	212
Reductions for previous credit losses realized on
securities sold during the year	0	0
Balance June 30,	$ 0	$ 1,318

Information on securities with at least one rating below investment grade at June 30, 2013 is presented below.

							6/30/2013	1-Month	3-Month	6-Month
		Other Than	June 30, 2013				Lowest	Constant	Constant	Constant
		Temporary	Par	Amortized	Fair	Unrealized	Credit	Default	Default	Default	Credit
Description	CUSIP	Impairment	Value	Cost	Value	Gain/(Loss)	Rating	Rate	Rate	Rate	Support

RALI 2004-QS7 A3	76110HTX7	$ 0	$ 2,567	$ 2,551	$ 2,591	$ 40	BB+	2.97	3.30	3.21	9.99

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

NOTE 6. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost:

	Six Months Ended June 30,
	Pension Benefits		SERP Benefits
	2013	2012	2013	2012
Interest cost	$ 58	$ 64	$ 23	$ 26
Expected return on plan assets	(60)	(69)	(37)	(38)
Recognized net actuarial (gain) loss	75	68	46	42
Net pension expense (benefit)	$ 73	$ 63	$ 32	$ 30

	Three Months Ended June 30,
	Pension Benefits		SERP Benefits
	2013	2012	2013	2012
Interest cost	$ 26	$ 29	$ 10	$ 10
Expected return on plan assets	(25)	(29)	(18)	(18)
Recognized net actuarial (gain) loss	41	41	25	25
Net pension expense (benefit)	$ 42	$ 41	$ 17	$ 17

The Company previously disclosed in its financial statements for the year ended December 31, 2012 that it expected to contribute $211,000 to its pension plan and $80,000 to its SERP plan in 2013.  The Company has contributed $110,000 to its pension plan and $80,000 to its SERP plan as of June 30, 2013.  The Company expects to contribute an additional $101,000 to its pension plan during the remainder of 2013.  The Company does not expect to make any additional contributions to its SERP plan during the remainder of 2013.

NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued updated guidance related to disclosure of reclassification amounts out of other comprehensive income. The standard requires that companies present, either in a single note or parenthetically on the face of their financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements will take effect for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013.  Adopting this standard did not have a significant impact on the Company’s financial condition or results of operations.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities:  Securities available for sale are valued primarily by a third party pricing service. The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models which utilize significant observable inputs such as matrix pricing. This is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). These models utilize the market approach with standard inputs that include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. For certain non-agency residential mortgage-backed securities where observable inputs about the specific issuer are not available, fair values are estimated using observable data from other non-agency residential mortgage-backed securities presumed to be similar or other market data on other non-agency residential mortgage-backed securities (Level 3 inputs). For certain municipal securities that are not rated and observable inputs about the specific issuer are not available, fair values are estimated using observable data from other municipal securities presumed to be similar or other market data on other non-rated municipal securities (Level 3 inputs). There were no transfers between Level 1and Level 2 during the first six months of 2013.

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

Mortgage servicing rights:  As of June 30, 2013 the fair value of the Company’s Level 3 servicing assets for residential mortgage loans was $3.0 million, some of which are not currently impaired and therefore carried at amortized cost.  These residential mortgage loans have a weighted average interest rate of 4.18%, a weighted average maturity of 19 years and are secured by homes generally within the Company’s market area, which is primarily Northern Indiana.  A valuation model is used to estimate fair value, which is based on an income approach.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.  The most significant assumption used to value mortgage servicing rights is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment rates.  The most significant unobservable assumption is the discount rate.  At June 30, 2013, the constant prepayment speed (PSA) used was 229 and the discount rate used was 9.3%.  At December 31, 2012, the constant prepayment speed (PSA) used was 392 and the discount rate used was 9.2%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2013
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,027	$ 0	$ 0	$ 1,027
U.S. Government sponsored agencies	0	5,224	0	5,224
Mortgage-backed securities	0	366,418	0	366,418
Non-agency residential mortgage-backed securities	0	0	5,392	5,392
State and municipal securities	0	93,936	979	94,915
Total Securities	1,027	465,578	6,371	472,976

Mortgage banking derivative	0	417	0	417
Interest rate swap derivative	0	314	0	314

Total assets	$ 1,027	$ 466,309	$ 6,371	$ 473,707

Liabilities

Mortgage banking derivative	$ 0	$ 34	$ 0	$ 34
Interest rate swap derivative	0	242	0	242

Total liabilities	$ 0	$ 276	$ 0	$ 276

	December 31, 2012
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,037	$ 0	$ 0	$ 1,037
U.S. Government sponsored agencies	0	5,304	0	5,304
Mortgage-backed securities	0	365,644	0	365,644
Non-agency residential mortgage-backed securities	0	3,594	2,859	6,453
State and municipal securities	0	87,595	988	88,583
Total Securities	1,037	462,137	3,847	467,021

Mortgage banking derivative	0	739	0	739

Total assets	$ 1,037	$ 462,876	$ 3,847	$ 467,760

Liabilities
Mortgage banking derivative	$ 0	$ 12	$ 0	$ 12

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2013 and there were no transfers between Level 1 and Level 2 during 2012.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 and 2012:

	Non-Agency Residential
	Mortgage-Backed Securities		State and Municipal Securities
	2013	2012	2013	2012
Balance of recurring Level 3 assets at January 1	$ 2,859	$ 0	$ 988	$ 686
Transfers into Level 3	3,334	0	0	0
Changes in fair value of securities	(52)	0	(9)	0
Principal payments	(749)	0	0	(45)
Balance of recurring Level 3 assets at June 30	$ 5,392	$ 0	$ 979	$ 641

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

The state and municipal securities measured at fair value included below are non-rated Indiana municipal revenue bonds and are not actively traded.

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Inputs
	June 30, 2013	Valuation Technique	Unobservable Input	(Average)

Non-agency residential mortgage-backed securities	$ 5,392	Discounted cash flow	Constant prepayment rate	5.00-30.00
(9.56)

			Average life	0.57-2.66
(1.44)

			Swap/EDSF spread	242-327
(297)

State and municipal securities	$ 979	Price to type, par, call	Discount to benchmark index	1-7%
(2.57%)

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Inputs
	December 31, 2012	Valuation Technique	Unobservable Input	(Average)

Non-agency residential mortgage-backed securities	$ 2,859	Discounted cash flow	Constant prepayment rate	5.00-9.00
(6.00)

			Average life (years)	0.20-2.86
(2.70)

			Swap/EDSF spread	297-339
(328)

State and municipal securities	$ 988	Price to type, par, call	Discount to benchmark index	1-11%
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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	June 30, 2013
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
		(in thousands)
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 978	$ 978
Non-working capital loans	0	0	3,265	3,265

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	2,417	2,417
Owner occupied loans	0	0	2,914	2,914
Nonowner occupied loans	0	0	12,450	12,450
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	0	0	283	283
Loans for agricultural production	0	0	0	0

Other commercial loans	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	404	404
Open end and junior lien loans	0	0	25	25
Residential construction loans	0	0	0	0

Other consumer loans	0	0	40	40

Total impaired loans	$ 0	$ 0	$ 22,776	$ 22,776

Mortgage servicing rights	0	0	8	8
Other real estate owned	0	0	75	75

Total assets	$ 0	$ 0	$ 22,859	$ 22,859

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2013:

	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs

Impaired Loans:
Commercial and industrial	$ 4,243	Collateral based	Discount to reflect	31%	(8% - 90%)
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Commercial real estate	17,781	Collateral based	Discount to reflect	23%	(3% - 42%)
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Agri-business and agricultural	283	Collateral based	Discount to reflect	13%
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Consumer 1-4 family mortgage	429	Collateral based	Discount to reflect	22%	(8% - 59%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Other consumer	40	Collateral based	Discount to reflect	39%	(33% - 79%)
		measurements	current market conditions
			and ultimate collectability

Mortgage servicing rights	8	Discounted cash flows	Discount rate	9.50%

Other real estate owned	75	Appraisal	Discount to reflect	49%
			current market conditions

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2012:

	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs

Impaired Loans:
Commercial and industrial	$ 3,980	Collateral based	Discount to reflect	35%	(10% - 99%)
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Commercial real estate	24,560	Collateral based	Discount to reflect	23%	(4% - 57%)
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Agri-business and agricultural	268	Collateral based	Discount to reflect	19%
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Consumer 1-4 family mortgage	510	Collateral based	Discount to reflect	39%	(8% - 100%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Other consumer	46	Collateral based	Discount to reflect	40%	(29% - 100%)
		measurements	current market conditions
			and ultimate collectability

Mortgage servicing rights	1,906	Discounted cash flows	Discount rate	9.20%	(9.10% - 9.50%)

Other real estate owned	75	Appraisals	Discount to reflect	49%
			current market conditions

	December 31, 2012
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value
		(in thousands)
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 990	$ 990
Non-working capital loans	0	0	2,990	2,990

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	2,026	2,026
Owner occupied loans	0	0	3,892	3,892
Nonowner occupied loans	0	0	18,642	18,642
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	0	0	268	268
Loans for agricultural production	0	0	0	0

Other commercial loans	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	352	352
Open end and junior lien loans	0	0	158	158
Residential construction loans	0	0	0	0

Other consumer loans	0	0	46	46

Total impaired loans	$ 0	$ 0	$ 29,364	$ 29,364

Mortgage servicing rights	0	0	1,906	1,906
Other real estate owned	0	0	75	75

Total assets	$ 0	$ 0	$ 31,345	$ 31,345

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $30.3 million, with a valuation allowance of $7.5 million at June 30, 2013, resulting in a net recovery in the provision for loan losses of $2.5 million and $200,000, respectively, for the six months and three months ended June 30, 2013.  At June 30, 2012, impaired loans had a carrying amount of had a gross carrying amount of $47.6 million, with a valuation allowance of $14.7 million, resulting in a net recovery in the provision for loan losses of $1.8 million and $3.5 million, respectively, for the three months and six months ended June 30, 2012.

Mortgage servicing rights, which are carried at the lower of cost or fair value, included a portion carried at their fair value of $8,000, which is made up of the outstanding balance of $11,000, net of a valuation allowance of $3,000 at June 30, 2013, resulting in a net recovery of $39,000 in impairment for the six months ended June 30, 2013.  The Company realized a net recovery of impairment of $22,000 for the six months ended June 30, 2012.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	June 30, 2013
	Carrying	Estimated Fair Value
	Value	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$ 63,555	$ 63,555	$ 0	$ 0	$ 63,555
Securities available for sale	472,976	1,027	465,578	6,371	472,976
Real estate mortgages held for sale	5,486	0	5,567	0	5,567
Loans, net	2,284,065	0	0	2,285,426	2,285,426
Federal Home Loan Bank stock	7,313	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	9,208	6	2,266	6,936	9,208
Financial Liabilities:
Certificates of deposit	(804,564)	0	(815,860)	0	(815,860)
All other deposits	(1,678,928)	(1,678,928)	0	0	(1,678,928)
Securities sold under agreements to repurchase	(102,655)	0	(102,655)	0	(102,655)
Federal funds purchased	(37,000)	0	(37,000)	0	(37,000)
Long-term borrowings	(37)	0	(44)	0	(44)
Subordinated debentures	(30,928)	0	0	(31,230)	(31,230)
Standby letters of credit	(316)	0	0	(316)	(316)
Accrued interest payable	(4,405)	(135)	(4,267)	(3)	(4,405)

	December 31, 2012
	Carrying	Estimated Fair Value
	Value	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash and cash equivalents	$ 232,237	$ 232,237	$ 0	$ 0	$ 232,237
Securities available for sale	467,021	1,037	462,137	3,847	467,021
Real estate mortgages held for sale	9,452	0	9,663	0	9,663
Loans, net	2,206,075	0	0	2,230,993	2,230,993
Federal Home Loan Bank stock	7,313	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	8,485	6	2,215	6,264	8,485
Financial Liabilities:
Certificates of deposit	(907,505)	0	(922,397)	0	(922,397)
All other deposits	(1,674,251)	(1,674,251)	0	0	(1,674,251)
Securities sold under agreements to repurchase	(121,883)	0	(121,883)	0	(121,883)
Long-term borrowings	(15,038)	0	(15,607)	0	(15,607)
Subordinated debentures	(30,928)	0	0	(31,223)	(31,223)
Standby letters of credit	(262)	0	0	(262)	(262)
Accrued interest payable	(4,757)	(298)	(4,456)	(3)	(4,757)

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

Federal funds purchased – The carrying amount of federal funds purchased approximate their fair values resulting in a Level 2 classification.

Long-term borrowings – The fair value of long-term borrowings is estimated using discounted cash flow analyses based on current borrowing rates resulting in a Level 2 classification.

Subordinated debentures - The fair value of subordinated debentures is based on the rates currently available to the Company with similar term and remaining maturity and credit spread resulting in a Level 3 classification.

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

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables summarize the changes within each classification of accumulated other comprehensive income for the six months ended June 30, 2013 and 2012:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT(a)

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
	Securities	Items	Total

Balance at December 31, 2012	$ 7,517	$ (1,828)	$ 5,689

Other comprehensive income
before reclassification	(6,295)	(90)	(6,385)

Amounts reclassified from
accumulated other
comprehensive income	(1)	72	71

Net current period other
comprehensive income	(6,296)	(18)	(6,314)

Balance at June 30, 2013	$ 1,221	$ (1,846)	$ (625)

(a) All amounts are net of tax. Amounts in parenthesis indicate debits.

		Current
	Balance	Period	Balance
	at December 31, 2011	Change	at June 30, 2012

Unrealized loss on securities available for sale
without other than temporary impairment	$ 7,688	$ 886	$ 8,574
Unrealized loss on securities available for sale
with other than temporary impairment	(523)	335	(188)

Total unrealized loss on securities available for sale	7,165	1,221	8,386

Unrealized loss on defined benefit pension plans	(2,026)	131	(1,895)

Total	$ 5,139	$ 1,352	$ 6,491

Reclassifications out of accumulated comprehensive income for the six months ended June 30, 2013 are as follows:

RELCASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME(a)

Details about	Amount		Affected Line Item
Accumulated other	Reclassified From		in the Statement
Comprehensive	Accumulated Other		Where Net
Income Components	Comprehensive Income		Income is Presented

Unrealized gains and losses on
available-for-sale securities
	$ 1		Net securities gains (losses)

	0		Income tax expense

	$ 1		Net of tax

Amortization of defined benefit
pension items
	$ (121)	(b)	Salaries and employee benefits

	49		Income tax expense

	$ (72)		Net of tax

total reclassifications for the period	$ (71)		Net of tax

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

Offsetting of Financial Assets and Derivative Assets
June 30, 2013
(in thousands)
Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Description
Interest Rate Swap Derivatives	$ 314	$ 0	$ 314	$ 0	$ (290)	$ 24
Total	$ 314	$ 0	$ 314	$ 0	$ (290)	$ 24

Offsetting of Financial Liabilities and Derivative Liabilities
June 30, 2013
(in thousands)
Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Description
Interest Rate Swap Derivatives	$ 242	$ 0	$ 242	$ 0	$ 0	$ 242
Repurchase Agreements	102,655	0	102,655	(102,655)	0	0
Total	$ 102,897	$ 0	$ 102,897	$ (102,655)	$ 0	$ 242

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

Part 1
LAKELAND FINANCIAL CORPORATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
and
RESULTS OF OPERATIONS

June 30, 2013

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 45 offices in 13 counties in Northern and Central Indiana. The Company earned $18.5 million for the first six months of 2013, versus $17.4 million in the same period of 2012, an increase of 5.9%.  Net income was positively impacted by an increase in noninterest income of $3.4 million and a $1.3 million decrease in the provision for loan losses.  Offsetting these positive impacts were a decrease in net interest income of $1.5 million and an increase of $1.1 million in noninterest expense.  Basic earnings per common share for the first six months of 2013 were $1.13 per share versus $1.07 per share for the first six months of 2012, an increase of 5.6%.  Diluted earnings per common share reflect the potential dilutive impact of stock options, stock awards and warrants.  Diluted earnings per common share for the first six months of 2013 were $1.12 per share versus $1.06 for the first six months of 2012, an increase of 5.7%.

Net income for the second quarter of 2013 was $9.2 million, an increase of 4.7% versus $8.8 million for the comparable period of 2012.  The increase was driven by a $1.8 million increase in noninterest income and a $500,000 decrease in the provision for loan losses.  Offsetting this positive impact was an increase in noninterest expense of $842,000 and a decrease in net interest income of $236,000.  Basic earnings per common share for the second quarter of 2013 were $0.56 per share, versus $0.54 per share for the second quarter of 2012.  Diluted earnings per common share for the second quarter of 2013 were $0.56 per share, versus $0.54 per share for the second quarter of 2012, an increase of 3.7%.

Earnings for the three month and six month periods ended June 30, 2013 were negatively impacted by a $465,000 provision for state income tax expense due to a revaluation of the Company’s deferred tax items relating to state income tax.  During the second quarter of 2013, the Indiana legislature enacted new, lower tax rates for financial institutions which will take effect beginning in 2014.  One effect of the lower, future rates is to reduce the benefit which will be provided by the Company’s existing deferred tax items requiring the non-cash adjustment.  Excluding the effect of the adjustment, net income for the three months and six months ended June 30, 2013 would have been $9.7 million and $18.9 million, respectively, representing increases of 10% and 9% over the comparable periods of 2012.

RESULTS OF OPERATIONS

Net Interest Income

For the six-month period ended June 30, 2013, net interest income totaled $43.2 million, a decrease of 3.3%, or $1.5 million, versus the first six months of 2012.  This decrease was primarily due to a 24 basis point decrease in the Company’s net interest margin to 3.19% for the six month period ended June 30, 2013, versus 3.37% for the comparable period of 2012.  During the six-month period ended June 30, 2013, average earning assets increased by $65.2 million, or 2.4%, to $2.782 billion.  For the second quarter of 2013, net interest income totaled $21.9 million, a decrease of 1.1%, or $236,000, versus the second quarter of 2012.  This decrease was primarily due to a 12 basis point decrease in the Company’s net interest margin to 3.20% for the second quarter of 2013, versus 3.32% for the second quarter of 2012.  Average earning assets increased $65.5 million, or 2.4%, to $2.796 billion in the second quarter of 2013, versus the second quarter of 2012.

Given the Company’s mix of interest earning assets and interest bearing liabilities at June 30, 2013, the Company would generally be considered to have a relatively neutral balance sheet structure.  The Company’s balance sheet structure would normally be expected to produce a stable or declining net interest margin in a declining rate environment.  As the Company’s balance sheet has become more neutral in structure, management believes rate movements and other factors such as deposit mix, market deposit rate pricing and non-bank deposit products could have an impact on net interest margin.  As a result of the prolonged and unprecedented low interest rate environment, and given ongoing indications by the Federal Reserve Bank regarding its intentions to maintain current target rate levels, the Company expects to experience continued pressure on its net interest margin.  Also contributing to this net interest margin compression is a recent trend of aggressive loan pricing by the Company’s competitors in its markets on both variable and fixed rate commercial loans.  As a result of this competitive pricing influence, the Company believes that its yields on the commercial loan portfolio will continue to experience downward pressure.  Over time, the Company’s mix of deposits has shifted to more reliance on transaction accounts such as Rewards Checking, as well as Rewards Savings and corporate and public fund money market and repurchase agreements, which generally carry a higher interest rate cost than other types of interest bearing deposits.  The Company believes that this deposit strategy provides for an appropriate funding strategy.

During the first six months of 2013, total interest and dividend income decreased by $6.3 million, or 10.7%, to $52.7 million, versus $59.0 million during the first six months of 2012.  This decrease was primarily the result of a 55 basis point decrease in the tax equivalent yield on average earning assets to 3.9%, versus 4.4% for the same period of 2012.  Average earning assets increased by $65.2 million, or 2.4%, during the first six months of 2013 versus the same period of 2012.  During the second quarter of 2013, total interest and dividend income decreased by $2.8 million, or 9.7%, to $26.4 million, versus $29.2 million during the second quarter of 2012.  This decrease was primarily the result of a 52 basis point decrease in the tax equivalent yield on average earning assets to 3.9% in the second quarter of 2013, versus 4.4% for the same period of 2012.  Average earning assets increased by $65.5 million, or 2.4%, in the second quarter of 2013 versus the same period of 2012.

During the first six months of 2013, loan interest income decreased by $3.1 million, or 6.0%, to $49.1 million, versus $52.2 million during the first six months of 2012.  The decrease was driven by a 39 basis point decrease in the tax equivalent yield on loans, to 4.4%, versus 4.7% in the first three months of 2012.  During the second quarter of 2013, loan interest income decreased by $1.4 million, or 5.5%, to $24.5 million, versus $25.9 million during the second quarter of 2012.  The decrease was driven by a 43 basis point decrease in the tax equivalent yield on loans, to 4.3%, versus 4.7% in the second quarter of 2012.

The average daily securities balances for the first six months of 2013 increased $5.8 million, or 1.2%, to $480.4 million, versus $474.6 million for the same period of 2012. During the same periods, income from securities decreased by $3.2 million, or 46.9%, to $3.6 million versus $6.8 million during the first six months of 2012.  The decrease was primarily the result of a 134 basis point decrease in the tax equivalent yield on securities, to 1.8%, versus 3.2% in the first six months of 2012.  The average daily securities balances for the second quarter of 2013 increased $3.4 million, or 0.7%, to $482.6 million, versus $479.2 million for the same period of 2012.  During the same periods, income from securities decreased by $1.4 million, or 42.2%, to $1.9 million versus $3.3 million during the second quarter of 2012.  The decrease was primarily the result of a 116 basis point decrease in the tax equivalent yield on securities, to 1.9%, versus 3.1% in the second quarter of 2012.  The prolonged low interest rate environment has driven accelerated prepayments in the Company’s portfolio of mortgage backed securities.  Those prepayments must then be reinvested in securities at current, lower market yields, resulting in less income from securities despite the higher average securities balances.  In addition, the prepayments have the effect of accelerating premium amortization of those mortgage backed securities which were purchased at a premium.  Due to the unprecedented low interest rate environment, the Company is actively considering and implementing changes in its investment strategy.  The plan includes considering the purchase of good quality, higher yielding alternative investments.  Given the strength of the Company’s balance sheet and the likelihood of the low interest rate environment persisting into the future, the Company believes that this would be an appropriate and prudent strategy, although the Company does not expect this will result in a significant change in strategy.

Total interest expense decreased $4.8 million, or 33.6%, to $9.5 million for the six-month period ended June 30, 2013, from $14.4 million for the comparable period in 2012.  The decrease was primarily the result of a 36 basis point decrease in the Company’s daily cost of funds to 0.7%, versus 1.1% for the same period of 2012.  Total interest expense decreased $2.6 million, or 36.5%, to $4.5 million for the second quarter of 2013, versus $7.1 million for the second quarter of 2012.  The decrease was primarily the result of a 37 basis point decrease in the Company’s cost of funds to 0.7%, from 1.1% for the same period of 2012.

On an average daily basis, total deposits (including demand deposits) decreased $94.2 million, or 0.4%, to $2.482 billion for the six-month period ended June 30, 2013, versus $2.491 billion during the same period in 2012.  The average daily balances for the second quarter of 2013 decreased $63.9 million, or 2.5%, to $2.490 billion from $2.554 billion during the second quarter of 2012.  On an average daily basis, noninterest bearing demand deposits were $384.0 million for the six-month period ended June 30, 2013, versus $340.0 million for the same period in 2012.  The average daily noninterest bearing demand deposit balances for the second quarter of 2013 were $387.2 million, versus $345.7 million for the second quarter of 2012.  On an average daily basis, interest bearing transaction accounts increased $23.5 million, or 2.4%, to $1.021 billion for the six-month period ended June 30, 2013, versus the same period in 2012.  Average daily interest bearing transaction accounts decreased $568,000, or 0.1%, to $1.042 billion for the second quarter of 2013, versus $1.042 billion for the second quarter of 2012.  When comparing the six months ended June 30, 2013 with the same period of 2012, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposits and non-Rewards Checking transaction accounts, decreased $109.5 million.  The average rate paid on time deposit accounts decreased 41 basis points to 1.3% for the six-month period ended June 30, 2013, versus the same period in 2012.  During the second quarter of 2013, the average daily balance of time deposits decreased $141.5 million, and the rate paid decreased 41 basis points to 1.2%, versus the second quarter of 2012.  Despite the low interest rate environment, the Company has been able to attract and retain retail deposit customers through offering innovative deposit products such as Rewards Checking and Savings.  These products pay somewhat higher interest rates but also encourage certain customer behaviors such as using debit cards and electronic statements, which have the effect of generating additional related fee income and reducing the Company’s processing costs.

The Company’s funding strategy is generally focused on leveraging its retail branch network to grow traditional retail deposits and on its presence with commercial customers and public fund entities in its Indiana markets to generate deposits.  In addition, the Company has utilized the Certificate of Deposit Account Registry Service (CDARS) program and out-of-market brokered certificates of deposit.  Due to the Company’s historical loan growth, the Company sought these deposits and has expanded its funding strategy over time to include these types of non-core deposit programs although its reliance on these types of deposits has reduced significantly over the past several years.  The Company believes that these deposit programs represent an appropriate tool in the overall liquidity and funding strategy but will continue to focus on funding loan and investment growth with in-market deposits whenever possible.  On an average daily basis, total brokered certificates of deposit decreased $30.2 million to $18.4 million for the six-month period ended June 30, 2013, versus $48.6 million for the same period in 2012.  During the second quarter of 2013, average daily brokered certificates of deposit were $8.9 million, versus $42.7 million during the second quarter of 2012.  On an average daily basis, total public fund certificates of deposit increased $30.2 million to $122.8 million for the six-month period ended June 30, 2013, versus $92.6 million for the same period in 2012.  During the second quarter of 2013, average daily public fund certificates of deposit were $130.7 million, versus $102.0 million during the second quarter of 2012.  In addition, the Company had average public fund interest bearing transaction accounts of $192.7 million and $192.2 million, respectively, in the six months and three months ended June 30, 2013, versus $191.1 million and $189.5 million for the comparable periods of 2012.  Availability of public fund deposits can be cyclical, primarily due to the timing differences between when real estate property taxes are collected versus when those tax revenues are spent, as well as the intense competition for these funds.

Average daily balances of borrowings were $158.1 million during the six months ended June 30, 2013, versus $165.1 million during the same period of 2012, and the rate paid on borrowings decreased 26 basis points to 1.0%.  During the second quarter of 2013, the average daily balances of borrowings increased $7.6 million to $165.3 million, versus $157.7 million for the same period of 2012, and the rate paid on borrowings decreased 37 basis points to 0.9%.  On an average daily basis, total deposits (including demand deposits) and purchased funds decreased 0.4% and 1.9%, respectively, during the six-month and three-month periods ended June 30, 2013 versus the same periods in 2012.

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

The following tables set forth consolidated information regarding average balances and rates:

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Six Months Ended June 30,
		2013			2012
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 2,271,373	$ 48,874	4.34%	$ 2,208,374	$ 51,986	4.73
Tax exempt (1)	8,750	308	7.09	9,749	334	6.89
Investments: (1)
Available for sale	480,376	4,359	1.83	474,555	7,492	3.17
Short-term investments	7,291	3	0.08	22,030	10	0.09
Interest bearing deposits	14,214	33	0.47	2,082	17	1.64

Total earning assets	2,782,004	53,577	3.88%	2,716,790	59,839	4.43

Nonearning assets:
Cash and due from banks	86,994	0		160,696	0
Premises and equipment	34,645	0		34,941	0
Other nonearning assets	110,610	0		95,653	0
Less allowance for loan losses	(51,188)	0		(53,596)	0

Total assets	$ 2,963,065	$ 53,577		$ 2,954,484	$ 59,839

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2013 and 2012. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the six months ended June 30, 2013 and 2012, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Six Months Ended June 30,
		2013			2012
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 223,625	$ 351	0.32%	$ 190,768	$ 369	0.39%
Interest bearing checking accounts	1,020,736	3,058	0.60	997,239	4,966	1.00
Time deposits:
In denominations under $100,000	344,720	2,498	1.46	399,492	3,700	1.86
In denominations over $100,000	508,607	2,869	1.14	563,321	4,328	1.55
Miscellaneous short-term borrowings	124,279	203	0.33	119,166	217	0.37
Long-term borrowings
and subordinated debentures	33,865	568	3.38	45,966	799	3.50

Total interest bearing liabilities	2,255,832	9,547	0.85%	2,315,952	14,379	1.25%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	383,993	0		340,041	0
Other liabilities	16,901	0		17,578	0
Stockholders' equity	306,339	0		280,913	0
Total liabilities and stockholders'
equity	$ 2,963,065	$ 9,547		$ 2,954,484	$ 14,379

Net interest differential - yield on
average daily earning assets		$ 44,030	3.19%		$ 45,460	3.37%

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Three Months Ended June 30,
		2013			2012
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 2,295,787	$ 24,388	4.26%	$ 2,210,973	$ 25,795	4.69%
Tax exempt (1)	8,684	153	7.08	9,668	166	6.89
Investments: (1)
Available for sale	482,628	2,310	1.92	479,131	3,675	3.08
Short-term investments	5,446	1	0.07	27,996	7	0.10
Interest bearing deposits	3,380	11	1.31	2,588	9	1.40

Total earning assets	2,795,925	26,864	3.85%	2,730,356	29,652	4.37%

Nonearning assets:
Cash and due from banks	91,725	0		208,016	0
Premises and equipment	34,574	0		35,014	0
Other nonearning assets	110,662	0		95,329	0
Less allowance for loan losses	(50,736)	0		(53,074)	0

Total assets	$ 2,982,150	$ 26,864		$ 3,015,641	$ 29,652

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2013 and 2012. The tax equivalent rate for tax exempt loans and tax exempt securities included the TEFRA adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended June 30, 2013 and 2012, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Three Months Ended June 30,
		2013			2012
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 230,348	$ 179	0.31%	$ 193,646	$ 158	0.33%
Interest bearing checking accounts	1,041,918	1,418	0.55	1,042,486	2,483	0.96
Time deposits:
In denominations under $100,000	337,016	1,198	1.43	401,574	1,830	1.83
In denominations over $100,000	493,642	1,344	1.09	570,586	2,131	1.50
Miscellaneous short-term borrowings	134,341	112	0.33	111,703	104	0.37
Long-term borrowings
and subordinated debentures	30,965	261	3.38	45,967	395	3.46

Total interest bearing liabilities	2,268,230	4,512	0.80%	2,365,962	7,101	1.21%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	387,191	0		345,721	0
Other liabilities	17,312	0		19,320	0
Stockholders' equity	309,417	0		284,638	0
Total liabilities and stockholders'
equity	$ 2,982,150	$ 4,512		$ 3,015,641	$ 7,101

Net interest differential - yield on
average daily earning assets		$ 22,352	3.20%		$ 22,551	3.32%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, no provisions for loan losses were recorded during the six-month and three-month periods ended June 30, 2013, versus provisions of $1.3 million and $500,000 recorded during the same periods of 2012.  Factors impacting the provision included the amount and status of classified and watch list credits, the level of charge-offs, management’s overall view on current credit quality and the regional and national economic conditions impacting credit quality, the amount and status of impaired loans, the amount and status of past due accruing loans (90 days or more), and overall loan growth as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

Noninterest income categories for the six-month and three-month periods ended June 30, 2013 and 2012 are shown in the following table:

	Six Months Ended
	June 30,
			Percent
	2013	2012	Change

Wealth advisory fees	$ 1,915	$ 1,811	5.7%
Investment brokerage fees	1,946	1,740	11.8
Service charges on deposit accounts	4,223	3,892	8.5
Loan, insurance and service fees	3,268	2,641	23.7
Merchant card fee income	569	605	(6.0)
Other income	2,081	945	120.2
Mortgage banking income	1,047	984	6.4
Net securities gains	1	3	(66.7)
Impairment on available-for-sale securities (includes total losses of $0 and $985,
net of $0 and $26 recognized in other comprehensive income, pre-tax)	0	(959)	N/A
Total noninterest income	$ 15,050	$ 11,662	29.1%

	Three Months Ended
	June 30,
			Percent
	2013	2012	Change

Wealth advisory fees	$ 971	$ 897	8.2%
Investment brokerage fees	997	940	6.1
Service charges on deposit accounts	2,252	2,011	12.0
Loan, insurance and service fees	1,812	1,452	24.8
Merchant card fee income	293	289	1.4
Other income	706	280	152.1
Mortgage banking income	538	392	37.2
Net securities gains	0	0	0
Impairment on available-for-sale securities (includes total losses of $0 and $475
net of $0 and $26 recognized in other comprehensive income, pre-tax)	0	(449)	N/A
Total noninterest income	$ 7,569	$ 5,812	30.2%

Noninterest income increased $3.4 million and $1.7 million, respectively, for the six-month and three-month periods ended June 30, 2013 versus the same periods in 2012.  Other income increased by $1.1 million and $426,000, respectively, driven by income on bank owned life insurance as well as fees related to the Company’s interest rate swap program for clients.  During the first quarter, the Company introduced a new swap derivative product, which is offered to certain commercial banking customers.  Loan, insurance and service fees increased by $627,000 and $360,000, respectively, and were driven by higher fee income on increased debit card activity.  In addition, noninterest income in the six-months and three-months ended June 30, 2012 was negatively impacted by $959,000 and $449,000, respectively, in other-than-temporary impairment on several non-agency mortgage backed securities.

Noninterest Expense

Noninterest expense categories for the six-month and three-month periods ended June 30, 2013 and 2012 are shown in the following table:

	Six Months Ended
	June 30,
			Percent
	2013	2012	Change

Salaries and employee benefits	$ 18,056	$ 17,438	3.5%
Occupancy expense	1,719	1,716	0.2
Equipment costs	1,263	1,213	4.1
Data processing fees and supplies	2,672	1,901	40.6
Other expense	6,274	6,661	(5.8)
Total noninterest expense	$ 29,984	$ 28,929	3.6%

	Three Months Ended
	June 30,
			Percent
	2013	2012	Change

Salaries and employee benefits	$ 8,891	$ 8,363	6.3%
Occupancy expense	873	831	5.1
Equipment costs	654	596	9.7
Data processing fees and supplies	1,379	1,060	30.1
Other expense	3,294	3,399	(3.1)
Total noninterest expense	$ 15,091	$ 14,249	5.9%

The Company's noninterest expense increased $1.1 million and $842,000, respectively, in the six-month and three-month periods ended June 30, 2013 versus the same periods of 2012.  Data processing fees increased by $771,000 and $319,000, respectively, driven by a larger customer base as well as greater utilization of services from the Company’s core processor, which the Company believes will improve marketing and cross-selling initiatives.  Salaries and employee benefits increased by $618,000 and $528,000, respectively, driven by normal merit increases and higher incentive based compensation costs.  Other expenses decreased by $387,000 and $105,000, respectively, driven by lower FDIC deposit insurance premiums as well as lower professional fees.

Income Tax Expense

Income tax expense increased $1.1 million, or 13.0%, for the first six months of 2013, compared to the same period in 2012.  The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, increased to 34.5% during the first six months of 2013 compared to 33.1% during the same period of 2012.  The combined tax expense increased to 35.8% in the second quarter of 2013, versus 33.2% during the same period of 2012.  The changes were driven by a $465,000 provision for state income tax expense due to a revaluation of the Company’s deferred tax items relating to state income tax.  During the second quarter of 2013, the Indiana legislature enacted new, lower tax rates for financial institutions, which will take effect beginning in 2014.  One effect of the lower, future rates is to reduce the benefit which will be provided by the Company’s existing deferred tax items requiring the non-cash adjustment.  Excluding the effect of the adjustment, income taxes for the six months and three months ended June 30, 2013 would have been $9.3 million and $4.7 million, respectively, representing 32.9% and 32.6%, of pretax net income.

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

FINANCIAL CONDITION

Total assets of the Company were $2.975 billion as of June 30, 2013, a decrease of $88.9 million, or 2.9%, when compared to $3.064 billion as of December 31, 2012.

Total cash and cash equivalents decreased by $168.7 million, or 72.3%, to $63.6 million at June 30, 2013 from $232.2 million at December 31, 2012.  The decrease resulted from a decrease in total deposits as well as loan growth.  Historically, the Company maintained higher compensating balances with correspondent financial institutions in order to avoid certain service fees.  During a periodic review of this strategy during the first quarter of 2013, the Company determined that it would be more beneficial to maintain lower compensating balances although this may result in paying slightly higher service fees.  The reduction in the compensating balances resulted in a lower level of cash and cash equivalents at June 30, 2013 compared to December 31, 2012.

Total securities available-for-sale increased by $6.0 million, or 1.3%, to $473.0 million at June 30, 2013 from $467.0 million at December 31, 2012. The increase was a result of a number of transactions in the securities portfolio.  Securities purchases totaled $91.2 million.  Offsetting this increase were securities paydowns totaling $65.5 million, maturities and calls of securities totaling $4.2 million and securities amortization net of accretion was $5.1 million.  In addition, the net unrealized gain of the securities portfolio decreased by $10.4 million.  The decrease in fair market value was primarily driven by rising interest rates during the second quarter, which led to lower market values for agency residential mortgage-backed securities and state and municipal securities.  The investment portfolio is generally managed to limit the Company’s exposure to credit risk by containing mostly mortgage-backed securities backed by the federal government, other securities which are either directly or indirectly backed by the federal government or a local municipal government and collateralized mortgage obligations rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.  As of June 30, 2013, the Company had $5.4 million of non-agency residential mortgage-backed securities which were not backed by the federal government, but were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase.

None of the four non-agency residential mortgage backed securities were still rated AAA/Aaa as of June 30, 2013 by at least one of the rating agencies, S&P, Moody’s and Fitch, and one had been downgraded to below investment grade by at least one rating agency.  The Company performs an analysis of the cash flows of these securities on a monthly basis based on assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses. Based upon the initial review, securities may be identified for further analysis by computing the net present value using an appropriate discount rate (the current accounting yield) and comparing it to the book value to determine if there is any other-than-temporary impairment to be recorded. Based on this analysis of the non-agency residential mortgage-backed securities, there was no other-than-temporary impairment or any unrealized loss on any of the four remaining non-agency residential mortgage-backed securities at June 30, 2013.

Real estate mortgage loans held-for-sale decreased by $4.0 million, or 42.0%, to $5.5 million at June 30, 2013 from $9.5 million at December 31, 2012. The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. During the six months ended June 30, 2013, $51.6 million in real estate mortgages were originated for sale and $55.1 million in mortgages were sold.

Total loans, excluding real estate mortgage loans held for sale, increased by $77.2 million to $2.335 billion at June 30, 2013 from $2.258 billion at December 31, 2012.  Management expects loan growth to be moderate as the economic recovery moves along.  The loan portfolio at June 30, 2013 consisted of 86% commercial and industrial, including commercial real estate and agri-business, 12% residential real estate and home equity and 2% consumer loans, versus 85% commercial and industrial, including commercial real estate and agri-business, 13% residential real estate and home equity and 2% consumer loans at December 31, 2012.

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

At June 30, 2013, on the basis of management’s review of the loan portfolio, the Company had 101 credits totaling $179.7 million on the classified loan list versus 104 credits totaling $181.9 million on December 31, 2012. As of June 30, 2013, the Company had $90.7 million of assets classified as Special Mention, $89.0 million classified as Substandard, $64,000 classified as Doubtful and $0 classified as Loss as compared to $82.7 million, $99.2 million, $66,000 and $0, respectively at December 31, 2012.  As of June 30, 2013, the Company had 38 loans totaling $42.4 million accounted for as troubled debt restructurings. Included in the classified loan amounts above were 17 mortgage loans totaling $1.6 million with total allocations of $280,000, and 21 commercial loans totaling $40.8 million with total allocations of $9.9 million. The Company has no commitments to lend additional funds to any of the borrowers. At December 31, 2012, the Company had 41 loans totaling $50.8 million accounted for as troubled debt restructurings - one installment loan totaling $16,000 with an allocation of $4,000, 12 mortgage loans totaling $1.4 million with total allocations of $247,000, and 28 commercial loans totaling $49.4 million with total allocations of $12.2 million. The $8.4 million decrease of loans accounted for as troubled debt restructurings at June 30, 2013, as compared to December 31, 2012, was primarily due to the removal of two commercial credits totaling $8.4 million since these loans were modified at a market rate and were performing as of December 31, 2012.  Offsetting this decrease was the addition of a $920,000 commercial credit to the impaired category.

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

Net charge-offs totaled $183,000 in the second quarter of 2013, versus net charge-offs of $1.4 million during the second quarter of 2012 and $626,000 during the first quarter of 2013.

The allowance for loan losses decreased 1.6%, or $810,000, from $51.4 million at December 31, 2012 to $50.6 million at June 30, 2013.  Pooled loan allocations increased from $36.6 million at December 31, 2012 to $39.6 million at June 30, 2013, which was primarily a result of management’s overall view on current credit quality and the current economic environment, which included a change at March 31, 2013 in the lookback period for the determination of the qualitative factors from a three year lookback to a higher of a three year or five year lookback.  Management believes it is prudent when determining the qualitative factors to consider the higher historical loss periods included in the five year lookback period that are now running off in the three year lookback period.  Impaired loan allocations decreased $3.8 million from $14.8 million at December 31, 2012 to $11.0 million at June 30, 2013.  This decrease in impaired allocations was primarily due to decreases in the allocations of existing impaired loans as well as reductions to the impaired loans category.  The unallocated component of the allowance for loan losses was $3.5 million at June 30, 2013 compared to $3.4 million at December 31, 2012 primarily due to stabilization in the current economic conditions and improvement in our borrowers’ performance and future prospects. While general trends in credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions, including the slow economic recovery.  Management believes the allowance for loan losses at June 30, 2013 was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not continue to improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Total impaired loans decreased by $12.0 million, or 20.4%, to $46.9 million at June 30, 2013 from $58.9 million at December 31, 2012.  A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in the aggregate for smaller-balance loans of similar nature such as residential mortgage, and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  The decrease in the impaired loans category was primarily due to the removal of three commercial credits totaling $10.5 million from the impaired category.  The following table summarizes nonperforming assets at June 30, 2013 and December 31, 2012.

	June 30,	December 31,
	2013	2012
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans including nonaccrual troubled debt restructured loans	$ 21,542	$ 30,829
Loans past due over 90 days and still accruing	104	50
Total nonperforming loans	$ 21,646	$ 30,879
Other real estate owned	171	667
Repossessions	5	23
Total nonperforming assets	$ 21,822	$ 31,569

Impaired loans including troubled debt restructurings	$ 46,906	$ 58,935

Nonperforming loans to total loans	0.93%	1.37%
Nonperforming assets to total assets	0.73%	1.03%

Nonperforming troubled debt restructured loans (included in nonaccrual loans)	$ 19,398	$ 28,506
Performing troubled debt restructured loans	23,017	22,332
Total troubled debt restructured loans	$ 42,415	$ 50,838

Total nonperforming assets decreased by $9.7 million, or 30.8%, to $21.8 million during the six-month period ended June 30, 2013.  The decrease was primarily due to the aforementioned reclassification of three commercial credits from impaired to non-impaired.  The loan upgrades also shifted two of the loans from the troubled debt restructured loan category.  The third loan was never a troubled debt restructuring.  In addition, the Company sold $496,000 in other real estate owned during the second quarter of 2013.

Three commercial relationships represented 72.4% of total nonperforming loans.  A commercial relationship consisting of three loans totaling $6.8 million represented the largest exposure in the nonperforming category.  These loans were classified as nonperforming in the fourth quarter of 2011.  The borrower is engaged in commercial real estate development.  Borrower collateral, including real estate and the personal guarantees of its principals, support the credit.  The Company has not taken any charge-offs related to this credit.

A $5.2 million commercial relationship consisting of three loans represents the second largest exposure in the nonperforming category.  These loans were classified as nonperforming in the fourth quarter of 2009.  The borrower is engaged in real estate development.   Borrower collateral, including real estate and the personal guarantees of its principals, support the credit.  The Company took a $1.7 million charge-off related to this credit in the fourth quarter of 2009, and no charge-offs were taken in 2010 or 2011.  The Company took a $601,000 charge-off related to this credit in the first quarter of 2012.

A $3.7 million credit to a manufacturer tied to the housing industry represented the third largest exposure in the nonperforming category.  This loan was classified as nonperforming in the second quarter of 2008.  The credit is accounted for as a troubled debt restructuring.  Borrower collateral including real estate, receivables, inventory and equipment support the credit, however, there are no guarantors.  The Company took a $906,000 charge-off related to this credit in 2008, a $1.7 million charge-off related to this credit in 2012 and an $88,000 charge-off related to this credit in the first quarter of 2013.

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

Total deposits decreased by $98.3 million, or 3.8%, to $2.483 billion at June 30, 2013 from $2.582 billion at December 31, 2012. The decrease resulted from decreases of $48.0 million in interest bearing transaction accounts, $32.3 million in other certificates of deposit, $30.8 million in certificates of deposit of $100,000 and over, $28.0 million in brokered certificates of deposit, $10.3 million in demand deposits, $9.8 in CDARS certificates of deposit and $2.1 million in public fund certificates of deposit of $100,000 or more.  Offsetting these decreases were increases of $ 42.1 million in money market accounts and $20.9 million in savings accounts.

Total short-term borrowings increased by $17.8 million, or 14.6%, to $139.7 million at June 30, 2013 from $121.9 million at December 31, 2012.  The increase resulted from increases of $37.0 million in federal funds purchased offset by decreases of $19.2 million in securities sold under agreements to repurchase.

Total equity increased by $9.8 million, or 3.3%, to $307.6 million at June 30, 2013 from $297.8 million at December 31, 2012.  The increase in total equity resulted from net income of $18.5 million, minus the decrease in the accumulated other comprehensive income of $6.3 million, minus dividends of $3.1 million, plus $728,000 in stock compensation expense, plus $18,000 related to stock options exercises (including tax benefit).

The FDIC’s risk-based capital regulations require that all insured banking organizations maintain an 8.0% total risk-based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk-based capital ratio and a 10.0% total risk-based capital ratio.  As of June 30, 2013, the Bank had regulatory capital in excess of these minimum requirements with a Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 10.8%, 13.1% and 14.4%, respectively.  The Federal Reserve also has established minimum “well capitalized” regulatory capital requirements for bank holding companies.  As of June 30, 2013, the Company had a Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 11.0%, 13.4% and 14.7%, respectively.  These ratios exceeded the Federal Reserve’s “well capitalized” minimums of 5.0%, 6.0% and 10.0%, respectively

Beginning January 1, 2015 the Company and Bank will be subject to the new capital regulations of Basel III.  The new regulations establish higher minimum risk-based capital ratio requirements, a new common equity Tier 1 risk-based capital ratio and a new capital conservation buffer.  The new regulations also include revisions to the definition of capital and changes in the risk-weighting of certain assets.  The new regulations establish definitions of “well capitalized” including the capital conservation buffer as a 7.0%  common equity Tier 1 risk-based capital ratio, an 8.5% Tier 1 risk-based capital ratio and a 10.5% total risk-based capital ratio.  The Tier 1 leverage ratio is unchanged from current regulations.  Management has completed a preliminary analysis of the impact of these new regulations to the capital ratios of both the Company and the Bank and estimates that the ratios for both the Company and the Bank will comfortably exceed the new minimum capital ratio requirements for “well-capitalized” including the capital conservation buffer under Basel III when effective.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, are detailed in the “Risk Factors” section included under Item 1A. of Part I of our Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries.  These additional factors include, but are not limited to, the following:

•
Legislative or regulatory changes or actions, including the “Dodd-Frank Wall Street Reform and Consumer Protection Act” and the regulations required to be promulgated thereunder, as well as rules recently implemented by the federal banking regulatory agencies concerning certain increased capital requirements, among other items, which may adversely affect the business of the Company and its subsidiaries.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The board of directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2013. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but does not necessarily indicate the effect on future net interest income. The Company, through its Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the types of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. As of June 30, 2013, the Company’s potential pretax exposure was within the Company’s policy limit and not significantly different from the potential pretax exposure from December 31, 2012.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2013.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2013, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

June 30, 2013

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 30, 2013 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

April 1-30	0	$ 0	0	$ 0
May 1-31	625	27.51	0	0
June 1-30	0	0	0	0

Total	625	$ 27.51	0	$ 0

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and June 30, 2012; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and June 30, 2012; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012; and (v) Notes to Unaudited Consolidated Financial Statements.

*As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

June 30, 2013

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: August 9, 2013	/s/ Michael L. Kubacki
Michael L. Kubacki – Chief Executive Officer

Date: August 9, 2013	/s/ David M. Findlay
David M. Findlay –President
and Chief Financial Officer

Date: August 9, 2013	/s/ Teresa A. Bartman
Teresa A. Bartman – Senior Vice President-
Finance and Controller