Form 10-Q
period 2013-09-30
LAKELAND FINANCIAL CORP
filed 2013-11-12
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer _     Accelerated filer X    Non-accelerated filer _ (do not check if a smaller reporting company)   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _    No X

Number of shares of common stock outstanding at October 31, 2013:  16,465,316

LAKELAND FINANCIAL CORPORATION
Form 10-Q Quarterly Report
Table of Contents

PART I.

PART II.

PART I
LAKELAND FINANCIAL CORPORATION
ITEM 1 – FINANCIAL STATEMENTS

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2013 and December 31, 2012
(in thousands except for share data)

(Page 1 of 2)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and due from banks	$ 72,982	$ 156,666
Short-term investments	8,358	75,571
Total cash and cash equivalents	81,340	232,237

Securities available for sale (carried at fair value)	463,070	467,021
Real estate mortgage loans held for sale	1,047	9,452

Loans, net of allowance for loan losses of $49,804 and $51,445	2,342,911	2,206,075

Land, premises and equipment, net	38,514	34,840
Bank owned life insurance	62,397	61,112
Accrued income receivable	8,333	8,491
Goodwill	4,970	4,970
Other intangible assets	12	47
Other assets	38,643	39,899
Total assets	$ 3,041,237	$ 3,064,144

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2013 and December 31, 2012
(in thousands except for share data)

(Page 2 of 2)

	September 30,	December 31,
	2013	2012
	(Unaudited)
LIABILITIES AND EQUITY

LIABILITIES
Noninterest bearing deposits	$ 449,590	$ 407,926
Interest bearing deposits	1,995,236	2,173,830
Total deposits	2,444,826	2,581,756

Short-term borrowings
Federal funds purchased	57,000	0
Securities sold under agreements to repurchase	103,959	121,883
Other short-term borrowings	75,000	0
Total short-term borrowings	235,959	121,883

Accrued expenses payable	12,766	15,321
Other liabilities	2,177	1,390
Long-term borrowings	37	15,038
Subordinated debentures	30,928	30,928
Total liabilities	2,726,693	2,766,316

EQUITY
Common stock: 90,000,000 shares authorized, no par value
16,459,156 shares issued and 16,361,411 outstanding as of September 30, 2013
16,377,247 shares issued and 16,290,136 outstanding as of December 31, 2012	92,229	90,039
Retained earnings	225,648	203,654
Accumulated other comprehensive income (loss)	(1,452)	5,689
Treasury stock, at cost (2013 - 97,745 shares, 2012 - 87,111 shares)	(1,970)	(1,643)
Total stockholders' equity	314,455	297,739

Noncontrolling interest	89	89
Total equity	314,544	297,828
Total liabilities and equity	$ 3,041,237	$ 3,064,144

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2013 and 2012
(in thousands except for share and per share data)

(Unaudited)

(Page 1 of 2)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NET INTEREST INCOME
Interest and fees on loans
Taxable	$ 24,595	$ 25,803	$ 73,469	$ 77,789
Tax exempt	100	109	304	333
Interest and dividends on securities
Taxable	1,463	2,034	3,560	7,425
Tax exempt	802	698	2,307	2,094
Interest on short-term investments	10	16	46	43
Total interest income	26,970	28,660	79,686	87,684

Interest on deposits	3,589	5,989	12,365	19,352
Interest on borrowings
Short-term	146	112	349	329
Long-term	263	399	831	1,198
Total interest expense	3,998	6,500	13,545	20,879

NET INTEREST INCOME	22,972	22,160	66,141	66,805

Provision for loan losses	0	0	0	1,299

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	22,972	22,160	66,141	65,506

NONINTEREST INCOME
Wealth advisory fees	980	959	2,895	2,770
Investment brokerage fees	1,503	695	3,449	2,435
Service charges on deposit accounts	2,325	2,045	6,548	5,937
Loan, insurance and service fees	1,524	1,421	4,792	4,062
Merchant card fee income	356	297	925	902
Other income	856	669	2,937	1,614
Mortgage banking income	159	590	1,206	1,574
Net securities gains (losses)	106	(380)	107	(377)
Other than temporary impairment loss on available-for-sale securities:
Total impairment losses recognized on securities	0	(67)	0	(1,052)
Loss recognized in other comprehensive income	0	0	0	26
Net impairment loss recognized in earnings	0	(67)	0	(1,026)
Total noninterest income	7,809	6,229	22,859	17,891

(continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Nine Months Ended September 30, 2013 and 2012
(in thousands except for share and per share data)

(Unaudited)

(Page 2 of 2)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NONINTEREST EXPENSE
Salaries and employee benefits	9,437	8,569	27,493	26,007
Net occupancy expense	813	803	2,532	2,519
Equipment costs	758	641	2,021	1,854
Data processing fees and supplies	1,443	1,143	4,115	3,044
Other expense	3,815	3,146	10,089	9,807
Total noninterest expense	16,266	14,302	46,250	43,231

INCOME BEFORE INCOME TAX EXPENSE	14,515	14,087	42,750	40,166

Income tax expense	4,746	4,740	14,499	13,374

NET INCOME	$ 9,769	$ 9,347	$ 28,251	$ 26,792

BASIC WEIGHTED AVERAGE COMMON SHARES	16,451,199	16,340,425	16,427,060	16,312,896

BASIC EARNINGS PER COMMON SHARE	$ 0.59	$ 0.57	$ 1.72	$ 1.64

DILUTED WEIGHTED AVERAGE COMMON SHARES	16,634,933	16,490,390	16,581,089	16,470,485

DILUTED EARNINGS PER COMMON SHARE	$ 0.59	$ 0.57	$ 1.70	$ 1.63

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months and Nine Months Ended September 30, 2013 and 2012
(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$ 9,769	$ 9,347	$ 28,251	$ 26,792
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	(1,242)	(251)	(11,642)	818
Reclassification adjustment for (gains) losses included in net income	(106)	380	(107)	377
Reclassification adjustment for other than temporary impairment	0	67	0	1,026
Net securities gain (loss) activity during the period	(1,348)	196	(11,749)	2,221
Tax effect	484	(76)	4,589	(880)
Net of tax amount	(864)	120	(7,160)	1,341
Defined benefit pension plans:
Net gain (loss) on defined benefit pension plans	0	0	(151)	110
Amortization of net actuarial loss	62	55	183	164
Net gain activity during the period	62	55	32	274
Tax effect	(25)	(22)	(13)	(110)
Net of tax amount	37	33	19	164

Total other comprehensive income (loss), net of tax	(827)	153	(7,141)	1,505

Comprehensive income	$ 8,942	$ 9,500	$ 21,110	$ 28,297

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2013 and 2012
(in thousands except for share and per share data)
(Unaudited)

			Accumulated
			Other		Total
	Common	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2012	$ 87,380	$ 181,903	$ 5,139	$ (1,222)	$ 273,200
Net income		26,792			26,792
Other comprehensive income (loss), net of tax			1,505		1,505
Common stock cash dividends declared, $0.495 per share		(8,080)			(8,080)
Treasury shares purchased under deferred directors' plan
(14,741 shares)	391			(391)	0
Stock activity under stock compensation plans (129,228 shares)	323				323
Stock compensation expense	1,161				1,161
Balance at September 30, 2012	$ 89,255	$ 200,615	$ 6,644	$ (1,613)	$ 294,901

Balance at January 1, 2013	$ 90,039	$ 203,654	$ 5,689	$ (1,643)	$ 297,739
Net income		28,251			28,251
Other comprehensive income (loss), net of tax			(7,141)		(7,141)
Common stock cash dividends declared, $0.38 per share		(6,257)			(6,257)
Treasury shares purchased under deferred directors' plan
(13,652 shares)	381			(381)	0
Treasury stock sold and distributed under deferred directors' plan
(3,018 shares)	(54)			54	0
Stock activity under stock compensation plans, net of taxes (81,909 shares)	498				498
Stock compensation expense	1,365				1,365
Balance at September 30, 2013	$ 92,229	$ 225,648	$ (1,452)	$ (1,970)	$ 314,455

The accompanying notes are an integral part of these consolidated financial statements

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)
(Page 1 of 2)

	2013	2012
Cash flows from operating activities:
Net income	$ 28,251	$ 26,792
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,174	2,029
Provision for loan losses	0	1,299
Loss on sale and write down of other real estate owned	8	214
Amortization of intangible assets	35	39
Amortization of loan servicing rights	453	541
Net change in loan servicing rights valuation allowance	(39)	84
Loans originated for sale	(68,378)	(89,595)
Net gain on sales of loans	(2,193)	(1,926)
Proceeds from sale of loans	78,221	87,180
Net loss on sales of premises and equipment	12	4
Net (gain) loss on sales and calls of securities available for sale	(107)	377
Impairment on available for sale securities	0	1,026
Net securities amortization	7,097	5,210
Stock compensation expense	1,365	1,161
Earnings on life insurance	(1,168)	(708)
Tax benefit of stock option exercises	(77)	(535)
Net change:
Accrued income receivable	158	(123)
Accrued expenses payable	(2,536)	2,027
Other assets	5,740	2,322
Other liabilities	1,168	(615)
Total adjustments	21,933	10,011
Net cash from operating activities	50,184	36,803

Cash flows from investing activities:
Proceeds from sale of securities available for sale	29,996	27,492
Proceeds from maturities, calls and principal paydowns of
securities available for sale	97,229	82,499
Purchases of securities available for sale	(142,011)	(128,249)
Purchase of life insurance	(117)	(210)
Net (increase) decrease in total loans	(136,944)	27,238
Proceeds from sales of land, premises and equipment	1	2
Purchases of land, premises and equipment	(5,861)	(2,268)
Proceeds from sales of other real estate	621	1,698
Net cash from investing activities	(157,086)	8,202

(Continued)

LAKELAND FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(in thousands)
(Unaudited)
(Page 2 of 2)

	2013	2012
Cash flows from financing activities:
Net increase (decrease) in total deposits	(136,930)	63,401
Net increase (decrease) in short-term borrowings	114,076	(23,438)
Payments on long-term borrowings	(15,001)	(2)
Common dividends paid	(6,244)	(8,067)
Preferred dividends paid	(13)	(13)
Proceeds from stock option exercise	498	323
Purchase of treasury stock	(381)	(391)
Net cash from financing activities	(43,995)	31,813
Net change in cash and cash equivalents	(150,897)	76,818
Cash and cash equivalents at beginning of the period	232,237	104,584
Cash and cash equivalents at end of the period	$ 81,340	$ 181,402
Cash paid during the period for:
Interest	$ 14,673	$ 19,937
Income taxes	13,180	11,028
Supplemental non-cash disclosures:
Loans transferred to other real estate	108	296

The accompanying notes are an integral part of these consolidated financial statements.

LAKELAND FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending September 30, 2013 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2013. The 2012 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. EARNINGS PER SHARE

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average shares outstanding for basic earnings per common share	16,451,199	16,340,425	16,427,060	16,312,896
Dilutive effect of stock options, awards and warrants	183,734	149,965	154,029	157,589
Weighted average shares outstanding for diluted earnings per common share	16,634,933	16,490,390	16,581,089	16,470,485

Basic earnings per common share	$ 0.59	$ 0.57	$ 1.72	$ 1.64
Diluted earnings per common share	$ 0.59	$ 0.57	$ 1.70	$ 1.63

NOTE 3. LOANS

	September 30,		December 31,
	2013		2012
Commercial and industrial loans:
Working capital lines of credit loans	$ 462,098	19.3%	$ 439,638	19.5%
Non-working capital loans	435,968	18.2	407,184	18.0
Total commercial and industrial loans	898,066	37.5	846,822	37.5

Commercial real estate and multi-family residential loans:
Construction and land development loans	117,733	4.9	82,494	3.7
Owner occupied loans	371,500	15.5	358,617	15.9
Nonowner occupied loans	392,538	16.4	314,889	13.9
Multifamily loans	37,279	1.6	45,011	2.0
Total commercial real estate and multi-family residential loans	919,050	38.4	801,011	35.5

Agri-business and agricultural loans:
Loans secured by farmland	104,807	4.4	109,147	4.8
Loans for agricultural production	95,330	4.0	115,572	5.1
Total agri-business and agricultural loans	200,137	8.4	224,719	10.0

Other commercial loans	55,797	2.3	56,807	2.5
Total commercial loans	2,073,050	86.6	1,929,359	85.5

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	119,788	5.0	109,823	4.9
Open end and junior lien loans	151,726	6.3	161,366	7.1
Residential construction and land development loans	4,705	0.2	11,541	0.5
Total consumer 1-4 family mortgage loans	276,219	11.5	282,730	12.5

Other consumer loans	44,091	1.8	45,755	2.0
Total consumer loans	320,310	13.4	328,485	14.5
Subtotal	2,393,360	100.0%	2,257,844	100.0%
Less: Allowance for loan losses	(49,804)		(51,445)
Net deferred loan fees	(645)		(324)
Loans, net	$2,342,911		$2,206,075

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following table presents the activity in the allowance for loan losses by portfolio segment for the three-month and nine-month periods ended September 30, 2013, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2013:

		Commercial
		Real Estate			Consumer
	Commercial	and Multifamily	Agri-business	Other	1-4 Family	Other
	and Industrial	Residential	and Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended September 30, 2013
Balance July 1,	$ 21,879	$ 20,098	$ 1,517	$ 264	$ 2,823	$ 587	$ 3,467	$ 50,635
Provision for loan losses	138	(544)	(185)	(23)	409	179	26	0
Loans charged-off	(595)	(455)	0	0	(126)	(120)	0	(1,296)
Recoveries	75	73	201	0	71	45	0	465
Net loans charged-off	(520)	(382)	201	0	(55)	(75)	0	(831)
Balance September 30,	$ 21,497	$ 19,172	$ 1,533	$ 241	$ 3,177	$ 691	$ 3,493	$ 49,804
Nine Months Ended September 30, 2013
Balance January 1,	$ 22,342	$ 20,812	$ 1,403	$ 240	$ 2,682	$ 609	$ 3,357	$ 51,445
Provision for loan losses	(569)	(627)	125	1	709	225	136	0
Loans charged-off	(738)	(1,361)	(200)	0	(315)	(257)	0	(2,871)
Recoveries	462	348	205	0	101	114	0	1,230
Net loans charged-off	(276)	(1,013)	5	0	(214)	(143)	0	(1,641)
Balance September 30,	$ 21,497	$ 19,172	$ 1,533	$ 241	$ 3,177	$ 691	$ 3,493	$ 49,804

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 4,345	$ 5,731	$ 45	$ 0	$ 390	$ 32	$ 0	$ 10,543
Collectively evaluated for impairment	17,152	13,441	1,488	241	2,787	659	3,493	39,261

Total ending allowance balance	$ 21,497	$ 19,172	$ 1,533	$ 241	$ 3,177	$ 691	$ 3,493	$ 49,804

Loans:
Loans individually evaluated for impairment	$ 16,493	$ 26,127	$ 1,147	$ 0	$ 3,494	$ 97	$ 0	$ 47,358
Loans collectively evaluated for impairment	881,826	891,635	199,091	55,792	273,067	43,946	0	2,345,357

Total ending loans balance	$ 898,319	$ 917,762	$ 200,238	$ 55,792	$ 276,561	$ 44,043	$ 0	$ 2,392,715

The recorded investment in loans does not include accrued interest.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three-month and nine-month periods ended September 30, 2012:

		Commercial
		Real Estate			Consumer
	Commercial	and Multifamily	Agri-business	Other	1-4 Family	Other
	and Industrial	Residential	and Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended September 30, 2012
Balance July 1,	$ 19,696	$ 24,083	$ 1,419	$ 176	$ 2,412	$ 523	$ 3,508	$ 51,817
Provision for loan losses	1,532	(1,236)	(76)	(207)	356	114	(483)	0
Loans charged-off	(98)	(112)	0	0	(196)	(77)	0	(483)
Recoveries	224	120	1	182	21	30	0	578
Net loans charged-off	126	8	1	182	(175)	(47)	0	95
Balance September 30,	$ 21,354	$ 22,855	$ 1,344	$ 151	$ 2,593	$ 590	$ 3,025	$ 51,912
Nine Months Ended September 30, 2012
Balance January 1,	$ 22,830	$ 23,489	$ 695	$ 65	$ 2,322	$ 645	$ 3,354	$ 53,400
Provision for loan losses	380	158	648	(100)	417	125	(329)	1,299
Loans charged-off	(2,552)	(959)	0	0	(288)	(268)	0	(4,067)
Recoveries	696	167	1	186	142	88	0	1,280
Net loans charged-off	(1,856)	(792)	1	186	(146)	(180)	0	(2,787)
Balance September 30,	$ 21,354	$ 22,855	$ 1,344	$ 151	$ 2,593	$ 590	$ 3,025	$ 51,912

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

The allowance for loan losses to total loans at September 30, 2013 and 2012 was 2.08% and 2.36%, respectively.  The allowance for loan losses to total loans at December 31, 2012 was 2.28%.

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month and nine-month periods ended September 30, 2013:

				Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
						Cash Basis			Cash Basis
	Unpaid		Allowance for	Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Income	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 64	$ 64	$ 0	$ 64	$ 0	$ 0	$ 65	$ 0	$ 0
Non-working capital loans	0	0	0	0	0	0	11	0	0

Commercial real estate and multi-family residential loans:
Owner occupied loans	1,072	476	0	616	0	0	575	0	0

Agri-business and agricultural loans:
Loans secured by farmland	612	613	0	479	0	0	480	0	0

Consumer 1-4 family loans:
Closed end first mortgage loans	1,158	1,054	0	719	0	0	275	0	0
Open end and junior lien loans	41	41	0	27	0	0	23	0	0

Other consumer loans	1	1	0	1	0	0	1	0	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,196	2,587	1,024	2,988	12	14	3,019	39	41
Non-working capital loans	15,695	13,842	3,321	14,017	120	126	14,081	391	402

Commercial real estate and multi-family residential loans:
Construction and land development loans	2,569	2,569	595	2,848	11	20	3,860	63	67
Owner occupied loans	3,946	3,906	505	3,707	20	20	3,592	88	96
Nonowner occupied loans	19,166	19,176	4,631	19,183	87	86	20,960	255	258
Multifamily loans	0	0	0	0	0	0	64	0	0

Agri-business and agricultural loans:
Loans secured by farmland	1,033	534	45	536	0	0	418	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,355	2,384	385	2,347	5	6	2,461	28	43
Open end and junior lien loans	15	15	5	22	0	0	40	0	0

Other consumer loans	96	96	32	99	0	0	86	1	1

Total	$ 54,019	$ 47,358	$ 10,543	$ 47,653	$ 255	$ 272	$ 50,010	$ 865	$ 908

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month and nine-month periods ended September 30, 2012:

				Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
						Cash Basis			Cash Basis
	Unpaid		Allowance for	Average	Interest	Interest	Average	Interest	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Income	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Non-working capital loans	$ 70	$ 70	$ 0	$ 70	$ 0	$ 0	$ 136	$ 0	$ 0

Commercial real estate and multi-family residential loans:
Owner occupied loans	781	601	0	611	0	0	513	0	0
Nonowner occupied loans	385	385	0	385	10	13	217	10	13

Agri-business and agricultural loans:
Loans secured by farmland	666	487	0	489	0	0	252	0	0
Loans for ag production	0	0	0	0	0	0	68	0	0

Consumer 1-4 family loans:
Closed end first mortgage loans	277	276	0	417	1	0	432	1	0
Open end and junior lien loans	0	0	0	0	0	0	20	0	0

Other consumer loans	1	1	0	0	0	0	0	0	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,915	3,074	1,417	3,059	13	10	4,420	42	38
Non-working capital loans	19,357	17,175	5,154	17,072	171	168	17,353	528	528

Commercial real estate and multi-family residential loans:
Construction and land development loans	3,786	3,396	672	2,436	18	13	1,814	35	30
Owner occupied loans	6,900	6,287	1,527	5,702	30	19	4,859	48	35
Nonowner occupied loans	27,957	27,255	6,670	27,382	78	77	28,115	280	281

Agri-business and agricultural loans:
Loans secured by farmland	654	333	67	343	0	0	437	0	0
Loans for agricultural production	0	0	0	63	0	0	91	0	0

Other commercial loans	0	0	0	0	0	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,562	1,564	267	1,730	12	10	1,787	32	32
Open end and junior lien loans	354	354	192	353	0	0	340	0	0

Other consumer loans	45	45	18	30	1	1	14	1	1

Total	$ 68,710	$ 61,303	$ 15,984	$ 60,142	$ 334	$ 311	$ 60,866	$ 977	$ 958

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 61	$ 61	$ 0
Non-working capital loans	0	0	0
Commercial real estate and multi-family residential loans:
Construction and land development loans
Owner occupied loans	754	574	0
Nonowner occupied loans	385	385	0
Multifamily loans	410	286	0
Agri-business and agricultural loans:
Loans secured by farmland	645	466	0
Loans for ag production	0	0	0
Other commercial loans	0	0	0

Consumer 1-4 family loans:
Closed end first mortgage loans	59	59	0
Open end and junior lien loans	41	41	0
Residential construction loans

Other consumer loans	1	1	0

With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,833	3,224	1,516
Non-working capital loans	16,763	14,996	4,026
Commercial real estate and multi-family residential loans:
Construction and land development loans	3,352	2,960	934
Owner occupied loans	5,869	5,869	1,476
Nonowner occupied loans	26,835	26,845	6,149
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	651	331	63
Loans for agricultural production	0	0	0
Other commercial loans	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,387	2,403	415
Open end and junior lien loans	379	350	192
Residential construction loans	0	0	0

Other consumer loans	91	91	34
Total	$ 65,516	$ 58,942	$ 14,805

The recorded investment in loans does not include accrued interest.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
		Still		Still
	Nonaccrual	Accruing	Nonaccrual	Accruing

Commercial and industrial loans:
Working capital lines of credit loans	$ 1,765	$ 0	$ 1,899	$ 0
Non-working capital loans	3,895	0	4,812	50

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	398	0
Owner occupied loans	2,646	0	2,461	0
Nonowner occupied loans	11,633	0	19,200	0
Multifamily loans	0	0	286	0

Agri-business and agricultural loans:
Loans secured by farmland	1,147	0	797	0
Loans for agricultural production	0	0	0	0

Other commercial loans	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,607	239	504	0
Open end and junior lien loans	56	126	391	0
Residential construction loans	0	0	0	0

Other consumer loans	83	0	77	0

Total	$ 22,832	$ 365	$ 30,825	$ 50

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2013 by class of loans:

	30-89	Greater than
	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total

Commercial and industrial loans:
Working capital lines of credit loans	$ 596	$ 1,765	$ 2,361	$ 459,989	$ 462,350
Non-working capital loans	872	3,895	4,767	431,202	435,969

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	0	117,323	117,323
Owner occupied loans	45	2,646	2,691	368,521	371,212
Nonowner occupied loans	0	11,633	11,633	380,360	391,993
Multifamily loans	0	0	0	37,234	37,234

Agri-business and agricultural loans:
Loans secured by farmland	0	1,147	1,147	103,665	104,812
Loans for agricultural production	90	0	90	95,336	95,426

Other commercial loans	0	0	0	55,792	55,792

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,167	1,846	3,013	116,516	119,529
Open end and junior lien loans	233	182	415	151,921	152,336
Residential construction loans	162	0	162	4,534	4,696

Other consumer loans	102	83	185	43,858	44,043

Total	$ 3,267	$ 23,197	$ 26,464	$ 2,366,251	$ 2,392,715

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:

	30-89	Greater than
	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total

Commercial and industrial loans:
Working capital lines of credit loans	$ 233	$ 1,899	$ 2,132	$ 437,705	$ 439,837
Non-working capital loans	48	4,862	4,910	402,262	407,172

Commercial real estate and multi-family residential loans:
Construction and land development loans	998	398	1,396	80,954	82,350
Owner occupied loans	1,023	2,461	3,484	354,921	358,405
Nonowner occupied loans	38	19,200	19,238	295,243	314,481
Multifamily loans	0	286	286	44,676	44,962

Agri-business and agricultural loans:
Loans secured by farmland	0	797	797	108,359	109,156
Loans for agricultural production	0	0	0	115,649	115,649

Other commercial loans	0	0	0	56,810	56,810

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,475	504	1,979	107,583	109,562
Open end and junior lien loans	361	391	752	161,172	161,924
Residential construction loans	0	0	0	11,508	11,508

Other consumer loans	81	77	158	45,546	45,704

Total	$ 4,257	$ 30,875	$ 35,132	$ 2,222,388	$ 2,257,520

The recorded investment in loans does not include accrued interest.

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $9.8 million and $12.5 million of specific reserves to loans whose terms have been modified in troubled debt restructurings as of September 30, 2013 and December 31, 2012. The Company is not committed to lending additional funds to customers whose loans have been modified in a troubled debt restructuring.

	September 30	December 31,
	2013	2012

Accruing troubled debt restructured loans	$ 22,888	$ 22,332
Nonaccrual troubled debt restructured loans	18,691	28,506
Total troubled debt restructured loans	$ 41,579	$ 50,838

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

No loans were modified as troubled debt restructurings during the three month period ended September 30, 2013.  The following table presents loans by class modified as troubled debt restructurings that occurred during the nine-month periods ending September 30, 2013:

	Modifications
	Nine Months Ended September 30, 2013

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

Commercial real estate and:
multi-family residential loans
Construction and land development loans	6	$ 85	$ 63	0	$ 0	$ 0	$ 0	$ 0	0	0

Consumer 1-4 family loans:
Closed end first mortgage loans	2	142	158	2	156	161	164	149	0	0

Total	8	$ 227	$ 221	2	$ 156	$ 161	$ 164	$ 149	0	0

For the three month period ending September 30, 2013 the commercial real estate and multi-family residential loan troubled debt restructuring described above decreased the allowance for loan losses by $11,000 and the consumer 1-4 family loan troubled debt restructurings described above decreased the allowance for loan losses by $4,000

For the nine month period ending September 30, 2013 the commercial real estate and multi-family residential loan troubled debt restructurings described above decreased the allowance for loan losses by $384,000 and the consumer 1-4 family loan troubled debt restructurings described above increased the allowance for loan losses by $61,000.

The troubled debt restructurings described above had charge-offs of $0 and $365,000, respectively, during the three-month and nine-month periods ending September 30, 2013.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine-month and three-month periods ending September 30, 2012:

	Modifications
	Nine Months Ended September 30, 2012

	All Modifications

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment

Troubled Debt Restructurings

Commercial and industrial loans:
Non-working capital loans	1	$ 942	$ 1,060

Commercial real estate and multi-family residential loans:
Construction and land development loans	5	1,638	1,638
Owner occupied loans	2	2,260	2,260
Nonowner occupied loans	1	385	385

Consumer 1-4 family loans:
Closed end first mortgage loans	1	39	39

Other consumer loans	1	17	17

Total	11	$ 5,281	$ 5,399

	Interest Rate Reductions			Modified Repayment Terms

		Interest at	Interest at		Extension
	Number of	Pre-Modification	Post-Modification	Number of	Period or
	Loans	Rate	Rate	Loans	Range
					(in months)
Troubled Debt Restructurings

Commercial and industrial loans:
Non-working capital loans	0	$ 0	$ 0	0	0

Commercial real estate and multi-family residential loans:
Construction and land development loans
Owner occupied loans	1	440	117	1	18
Nonowner occupied loans	0	0	0	1	14

Consumer 1-4 family loans:
Closed end first mortgage loans	1	76	15	0	0

Other consumer loans	0	0	0	0	0

Total	2	$ 516	$ 132	2	14-18

	Modifications
	Three Months Ended September 30, 2012

	All Modifications

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment

Troubled Debt Restructurings

Commercial real estate and multi-family residential loans:
Owner occupied loans	1	$ 1,411	$ 1,411

Other consumer loans	1	17	17

Total	2	$ 1,428	$ 1,428

	Modified Repayment Terms

		Extension
	Number of	Period or
	Loans	Range
		(in months)
Troubled Debt Restructurings

Commercial real estate and multi-family residential loans:
Owner occupied loans	1	18

Other consumer loans	0	0

Total	1	18

For the three month period ending September 30, 2012, the commercial and industrial loan troubled debt restructurings described above decreased the allowance for loan losses by $15,000, the commercial real estate and multi-family residential loan troubled debt restructuring described above increased the allowance for loan losses by $11,000, the consumer 1-4 family loan troubled debt restructurings described above decreased the allowance for loan losses by $1,000 and the other consumer loan troubled debt restructuring described above increased the allowance for loan losses by $4,000.

For the nine month period ending September 30, 2012, the commercial and industrial loan troubled debt restructurings described above decreased the allowance for loan losses by $534,000, the commercial real estate and multi-family residential loan troubled debt restructurings described above decreased the allowance for loan losses by $18,000, the consumer 1-4 family loan troubled debt restructurings described above increased the allowance for loan losses by $5,000 and other consumer loan trouble debt restructuring described above increased the allowance for loan losses by $4,000.

No charge offs resulted from any troubled debt restructurings described above during the three and nine month periods ending September 30, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification which occurred during the three month and nine month periods ending September 30, 2013:

	Modifications
	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013

	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
Troubled Debt Restructurings that Subsequently Defaulted

Consumer 1-4 family loans:
Closed end first mortgage loans	0	$ 0	1	$ 912

Total	0	$ 0	1	$ 912

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings described above that subsequently defaulted made a large principal payment during the second quarter of 2013, which decreased the allowance for loan losses by $85,000 and did not result in any charge offs during the three and nine month periods ending September 30, 2013.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification which occurred during the three month and nine month periods ending September 30, 2012:

	Modifications
	Three months ended September 30, 2012		Nine months ended September 30, 2012
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
Troubled Debt Restructurings that Subsequently Defaulted

Consumer 1-4 family loans:
Closed end first mortgage loans	0	$ 0	1	$ 65

Total	0	$ 0	1	$ 65

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings, which are evaluated and listed with Substandard grade loans.  Loans listed as Not Rated are consumer loans included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status.  As of September 30, 2013 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
	Pass	Mention	Substandard	Doubtful	Rated

Commercial and industrial loans:
Working capital lines of credit loans	$ 427,576	$ 21,129	$ 13,645	$ 0	$ 0
Non-working capital loans	387,047	29,779	19,143	0	0

Commercial real estate and multi-family residential loans:
Construction and land development loans	107,363	549	9,411	0	0
Owner occupied loans	333,148	25,536	12,528	0	0
Nonowner occupied loans	363,712	9,476	18,805	0	0
Multifamily loans	36,904	330	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	103,083	0	1,729	0	0
Loans for agricultural production	95,426	0	0	0	0

Other commercial loans	55,674	0	118	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	29,422	549	1,824	0	87,734
Open end and junior lien loans	7,099	1,949	0	0	143,288
Residential construction loans	0	0	0	0	4,696

Other consumer loans	8,699	467	292	0	34,585

Total	$ 1,955,153	$ 89,764	$ 77,495	$ 0	$ 270,303

The recorded investment in loans does not include accrued interest.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard grade loans.  Loans listed as Not Rated are consumer loans included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status.  As of December 31, 2012 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

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

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gain	Losses	Cost
September 30, 2013
U.S. Treasury securities	$ 1,022	$ 20	$ 0	$ 1,002
Agency residential mortgage-backed securities	369,311	5,613	(6,183)	369,881
State and municipal securities	92,737	2,810	(1,816)	91,743
Total	$ 463,070	$ 8,443	$ (7,999)	$ 462,626

December 31, 2012
U.S. Treasury securities	$ 1,037	$ 35	$ 0	$ 1,002
U.S. government sponsored agencies	5,304	278	0	5,026
Agency residential mortgage-backed securities	365,644	7,813	(1,495)	359,326
Non-agency residential mortgage-backed securities	6,453	242	0	6,211
State and municipal securities	88,583	5,509	(189)	83,263
Total	$ 467,021	$ 13,877	$ (1,684)	$ 454,828

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of September 30, 2013 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
	Cost	Value
Due in one year or less	$ 4,168	$ 4,238
Due after one year through five years	15,691	16,618
Due after five years through ten years	40,061	40,987
Due after ten years	32,825	31,916
	92,745	93,759
Mortgage-backed securities	369,881	369,311
Total debt securities	$ 462,626	$ 463,070

Security proceeds, gross gains and gross losses are presented below.

	Nine months ended September 30,
	2013	2012
Sales of securities available for sale
Proceeds	$ 29,996	$ 27,493
Gross gains	1,078	823
Gross losses	(972)	(1,203)

	Three months ended September 30,
	2013	2012
Sales of securities available for sale
Proceeds	$ 29,996	$ 27,493
Gross gains	1,078	823
Gross losses	(972)	(1,203)

The Company sold twelve securities with a total book value of $29.9 million and a total fair value of $30.0 million during the first nine months of 2013.  The sales included the four remaining non-agency residential mortgage backed securities.  The remaining gains during the first nine months of 2013 were from calls.  The Company sold eleven securities with a total book value of $27.9 million and a total fair value of $27.5 million during the first nine months of 2012.  The sales in 2012 included nine non-agency residential mortgage backed securities.  The securities sales in both 2013 and 2012 were related to a strategic realignment of the securities portfolio.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over the estimated lives for mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $154.1 million and $199.3 million were pledged as of September 30, 2013 and 2012, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of September 30, 2013 and December 31, 2012 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2013

Agency residential mortgage-backed
securities	$ 163,795	$ (5,825)	$ 17,358	$ (358)	$ 181,153	$ (6,183)
State and municipal securities	25,130	(1,816)	0	0	25,130	(1,816)
Total temporarily impaired	$ 188,925	$ (7,641)	$ 17,358	$ (358)	$ 206,283	$ (7,999)

December 31, 2012

Agency residential mortgage-backed
securities	$ 92,974	$ (1,066)	$ 20,422	$ (429)	$ 113,396	$ (1,495)
State and municipal securities	10,791	(188)	50	(1)	10,841	(189)
Total temporarily impaired	$ 103,765	$ (1,254)	$ 20,472	$ (430)	$ 124,237	$ (1,684)

The number of securities with unrealized losses as of September 30, 2013 and December 31, 2012 is presented below.

	Less than	12 months
	12 months	or more	Total
September 30, 2013

Agency residential mortgage-backed securities	45	7	52
State and municipal securities	56	0	56
Total temporarily impaired	101	7	108

	Less than	12 months
	12 months	or more	Total
December 31, 2012

Agency residential mortgage-backed securities	29	9	38
State and municipal securities	29	1	30
Total temporarily impaired	58	10	68

The following factors are considered to determine whether or not the impairment of these securities is other-than-temporary. Ninety-nine percent of the securities are backed by the U.S. government, government agencies, government sponsored agencies or are A- rated or better by Moody’s, S&P or Fitch, except for certain non-local or local municipal securities, which are not rated. All mortgage-backed securities are backed by government agencies.  The Company does not currently have any non-agency mortgage backed securities in its securities portfolio.  None of the securities have call provisions (with the exception of the municipal securities) and all payments as originally agreed are being received on their original terms. For the government, government-sponsored agency and municipal securities, management did not have concerns of credit losses, and there was nothing to indicate that full principal will not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell, and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

The following table provides information about debt securities for which only a credit loss was recognized in income and for which other losses are recorded in other comprehensive income.  There were no securities with other than temporary impairment during the three and nine months ended September 30, 2013.  All securities with other than temporary impairment were sold during 2012.  The table represents the three months and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012
Balance July 1,	$ 0	$ 1,318
Additions related to other-than-temporary impairment losses
not previously recognized	0	0
Additional increases to the amount of credit loss for which
other-than-temporary impairment was previously recognized	0	67
Reductions for previous credit losses realized on
securities sold during the year	0	(1,385)
Balance September 30,	$ 0	$ 0

	Nine Months Ended September 30,
	2013	2012
Balance January 1,	$ 0	$ 359
Additions related to other-than-temporary impairment losses
not previously recognized	0	747
Additional increases to the amount of credit loss for which
other-than-temporary impairment was previously recognized	0	279
Reductions for previous credit losses realized on
securities sold during the year	0	(1,385)
Balance September 30,	$ 0	$ 0

The Company does not have a history of actively trading securities but continues to hold securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, it is management’s current intent to hold them until a recovery in fair value or maturity.

NOTE 6. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost:

	Nine Months Ended September 30,
	Pension Benefits		SERP Benefits
	2013	2012	2013	2012
Interest cost	$ 87	$ 95	$ 34	$ 38
Expected return on plan assets	(90)	(102)	(56)	(56)
Recognized net actuarial (gain) loss	113	102	70	62
Net pension expense (benefit)	$ 110	$ 95	$ 48	$ 44

	Three Months Ended September 30,
	Pension Benefits		SERP Benefits
	2013	2012	2013	2012
Interest cost	$ 29	$ 31	$ 11	$ 12
Expected return on plan assets	(30)	(34)	(19)	(18)
Recognized net actuarial (gain) loss	38	35	24	20
Net pension expense (benefit)	$ 37	$ 32	$ 16	$ 14

The Company previously disclosed in its financial statements for the year ended December 31, 2012 that it expected to contribute $211,000 to its pension plan and $80,000 to its Supplemental Executive Retirement Plan (“SERP”) in 2013.  The Company has contributed $160,000 to its pension plan and $80,000 to its SERP as of September 30, 2013.  The Company does not expect to make any additional contributions to its pension or SERP during the remainder of 2013.

NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to disclosure of reclassification amounts out of other comprehensive income. The standard requires that companies present, either in a single note or parenthetically on the face of their financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements will take effect for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013.  Adopting this standard did not have a significant impact on the Company’s financial condition or results of operations.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities:  Securities available for sale are valued primarily by a third party pricing service. The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models which utilize significant observable inputs such as matrix pricing. This is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). These models utilize the market approach with standard inputs that include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. For certain non-agency residential mortgage-backed securities where observable inputs about the specific issuer are not available, fair values are estimated using observable data from other non-agency residential mortgage-backed securities presumed to be similar or other market data on other non-agency residential mortgage-backed securities (Level 3 inputs). For certain municipal securities that are not rated and observable inputs about the specific issuer are not available, fair values are estimated using observable data from other municipal securities presumed to be similar or other market data on other non-rated municipal securities (Level 3 inputs). There were no transfers between Level 1and Level 2 during the first nine months of 2013.

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

Impaired loans:  Impaired loans with specific allocations of the allowance for loan losses are generally based on the fair value of the underlying collateral if repayment is expected solely from the collateral.  Fair value is determined using several methods.  Generally, the fair value of real estate is based on appraisals by qualified third party appraisers.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company’s management routinely applies internal discount factors to the value of appraisals used in the fair value evaluation of impaired loans.  The deductions to the appraisals take into account changing business factors and market conditions, as well as value impairment in cases where the appraisal date predates a likely change in market conditions.  Commercial real estate is generally discounted from its appraised value by 0-50% with the higher discounts applied to real estate that is determined to have a thin trading market or to be specialized collateral.  In addition to real estate, the Company’s management evaluates other types of collateral as follows: Raw and finished inventory is discounted from its cost or book value by 35-65%, depending on the marketability of the goods.  Finished goods are generally discounted by 30-60%, depending on the ease of marketability, cost of transportation or scope of use of the finished good.  Work in process inventory is typically discounted by 50-100%, depending on the length of manufacturing time, types of components used in the completion process, and the breadth of the user base.  Equipment is valued at a percentage of depreciated book value or recent appraised value, if available, and is typically discounted at 30-70% after various considerations including age and condition of the equipment, marketability, breadth of use, and whether the equipment includes unique components or add-ons.  Accounts receivable are discounted by 60-90%, depending on age and estimated collectability.  Marketable securities are discounted by 10-30%, depending on the type of investment, age of valuation report and general market conditions.  This methodology is based on a market approach and typically results in a Level 3 classification of the inputs for determining fair value.

Mortgage servicing rights:  As of September 30, 2013 the fair value of the Company’s Level 3 servicing assets for residential mortgage loans was $3.3 million, some of which are not currently impaired and therefore carried at amortized cost.  These residential mortgage loans have a weighted average interest rate of 4.12%, a weighted average maturity of 19 years and are secured by homes generally within the Company’s market area, which is primarily Northern Indiana.  A valuation model is used to estimate fair value, which is based on an income approach.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.  The most significant assumption used to value mortgage servicing rights is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment rates.  The most significant unobservable assumption is the discount rate.  At September 30, 2013, the constant prepayment speed (PSA) used was 189 and the discount rate used was 9.3%.  At December 31, 2012, the PSA used was 392 and the discount rate used was 9.2%.

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

Real estate mortgage loans held for sale:  Real estate mortgage loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third party investors, and result in a Level 2 classification.

The table below presents the balances of assets measured at fair value on a recurring basis:

	September 30, 2013
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,022	$ 0	$ 0	$ 1,022
U.S. Government sponsored agencies	0	0	0	0
Mortgage-backed securities	0	369,311	0	369,311
Non-agency residential mortgage-backed securities	0	0	0	0
State and municipal securities	0	91,760	977	92,737
Total securities	1,022	461,071	977	463,070

Mortgage banking derivative	0	263	0	263
Interest rate swap derivative	0	297	0	297

Total assets	$ 1,022	$ 461,631	$ 977	$ 463,630

Liabilities

Mortgage banking derivative	0	109	0	109
Interest rate swap derivative	0	267	0	267

Total liabilities	$ 0	$ 376	$ 0	$ 376

	December 31, 2012
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,037	$ 0	$ 0	$ 1,037
U.S. Government sponsored agencies	0	5,304	0	5,304
Mortgage-backed securities	0	365,644	0	365,644
Non-agency residential mortgage-backed securities	0	3,594	2,859	6,453
State and municipal securities	0	87,595	988	88,583
Total securities	1,037	462,137	3,847	467,021

Mortgage banking derivative	0	739	0	739

Total assets	$ 1,037	$ 462,876	$ 3,847	$ 467,760

Liabilities
Mortgage banking derivative	$ 0	$ 12	$ 0	$ 12

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2013 and there were no transfers between Level 1 and Level 2 during 2012.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 and 2012:

	Non-Agency Residential
	Mortgage-Backed Securities		State and Municipal Securities
	2013	2012	2013	2012
Balance of recurring Level 3 assets at January 1	$ 2,859	$ 0	$ 988	$ 686
Transfers into Level 3	3,334	0	0	0
Changes in fair value of securities	(181)	0	(11)	(4)
Principal payments	(2,160)	0	0	(45)
Sales	(3,852)	0	0	0
Balance of recurring Level 3 assets at September 30	$ 0	$ 0	$ 977	$ 637

The fair value of two non-agency residential mortgage-backed securities with a fair value of $3.3 million as of March 31, 2013 were transferred out of Level 2 and into Level 3 because of a lack of observable market data for these investments.  The Company’s policy is to recognize transfers as of the end of the reporting period. As a result, the fair value for these non-agency residential mortgage-backed securities and state and municipal securities was transferred into Level 3 on March 31, 2013.  The securities were subsequently sold in the third quarter of 2013.  The Company no longer owns any non-agency residential mortgage backed securities.

The state and municipal securities measured at fair value included below are non-rated Indiana municipal revenue bonds and are not actively traded.

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Inputs
	9/30/2013	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 977	Price to type, par, call	Discount to benchmark index	1-7%
(2.57%)

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Range of Inputs
	December 31, 2012	Valuation Technique	Unobservable Input	(Average)

Non-agency residential mortgage-backed securities	$ 2,859	Discounted cash flow	Constant prepayment rate	5.00-9.00
(6.00)

			Average life (years)	0.20-2.86
(2.70)

			Swap/EDSF spread	297-339
(328)

State and municipal securities	$ 988	Price to type, par, call	Discount to benchmark index	1-11%
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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	September 30, 2013
	Fair Value Measurements Using			Assets
Assets	Level 1	Level 2	Level 3	at Fair Value

Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 801	$ 801
Non-working capital loans	0	0	3,234	3,234

Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	1,974	1,974
Owner occupied loans	0	0	3,401	3,401
Nonowner occupied loans	0	0	12,306	12,306
Multifamily loans	0	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	0	0	489	489
Loans for agricultural production	0	0	0	0

Other commercial loans	0	0	0	0

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	366	366
Open end and junior lien loans	0	0	10	10
Residential construction loans	0	0	0	0

Other consumer loans	0	0	53	53

Total impaired loans	$ 0	$ 0	$ 22,634	$ 22,634

Mortgage servicing rights	0	0	8	8
Other real estate owned	0	0	75	75

Total assets	$ 0	$ 0	$ 22,717	$ 22,717

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2013:

	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs

Impaired Loans:
Commercial and industrial	$ 4,035	Collateral based	Discount to reflect	32%	(4% - 91%)
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Commercial real estate	17,681	Collateral based	Discount to reflect	23%	(5% - 46%)
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Agri-business and agricultural	489	Collateral based	Discount to reflect	8%	(7% - 9%)
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Consumer 1-4 family mortgage	376	Collateral based	Discount to reflect	27%	(8% - 51%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Other consumer	53	Collateral based	Discount to reflect	35%	(28% - 61%)
		measurements	current market conditions
			and ultimate collectability

Mortgage servicing rights	8	Discounted cash flows	Discount rate	9.50%

Other real estate owned	75	Appraisal	Discount to reflect	49%
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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $30.0 million, with a valuation allowance of $7.3 million at September 30, 2013, resulting in a net recovery in the provision for loan losses of $2.7 million and $200,000, respectively, for the nine months and three months ended September 30, 2013.  At September 30, 2012, impaired loans had a carrying amount of had a gross carrying amount of $50.2 million, with a valuation allowance of $14.5 million, resulting in a net recovery in the provision for loan losses of $200,000 and $3.8 million, respectively, for the three months and nine months ended September 30, 2012.

Mortgage servicing rights, which are carried at the lower of cost or fair value, included a portion carried at their fair value of $8,000, which is made up of the outstanding balance of $11,000, net of a valuation allowance of $3,000 at September 30, 2013, resulting in a net recovery of $39,000 in impairment for the nine months ended September 30, 2013.  The Company realized impairment of $84,000 for the nine months ended September 30, 2012.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	September 30, 2013
	Carrying	Estimated Fair Value
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 81,340	$ 81,340	$ 0	$ 0	$ 81,340
Securities available for sale	463,070	1,022	461,071	977	463,070
Real estate mortgages held for sale	1,047	0	1,066	0	1,066
Loans, net	2,342,911	0	0	2,347,776	2,347,776
Federal Home Loan Bank stock	7,313	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	8,328	0	1,968	6,360	8,328
Financial Liabilities:
Certificates of deposit	(782,684)	0	(792,444)	0	(792,444)
All other deposits	(1,662,142)	(1,662,142)	0	0	(1,662,142)
Securities sold under agreements to repurchase	(103,959)	0	(103,959)	0	(103,959)
Federal funds purchased	(57,000)	0	(57,000)	0	(57,000)
Other short-term borrowings	(75,000)	0	(75,000)	0	(75,000)
Long-term borrowings	(37)	0	(44)	0	(44)
Subordinated debentures	(30,928)	0	0	(31,149)	(31,149)
Standby letters of credit	(288)	0	0	(288)	(288)
Accrued interest payable	(3,629)	(121)	(3,505)	(3)	(3,629)

	December 31, 2012
	Carrying	Estimated Fair Value
	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 232,237	$ 232,237	$ 0	$ 0	$ 232,237
Securities available for sale	467,021	1,037	462,137	3,847	467,021
Real estate mortgages held for sale	9,452	0	9,663	0	9,663
Loans, net	2,206,075	0	0	2,230,993	2,230,993
Federal Home Loan Bank stock	7,313	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	8,485	6	2,215	6,264	8,485
Financial Liabilities:
Certificates of deposit	(907,505)	0	(922,397)	0	(922,397)
All other deposits	(1,674,251)	(1,674,251)	0	0	(1,674,251)
Securities sold under agreements to repurchase	(121,883)	0	(121,883)	0	(121,883)
Long-term borrowings	(15,038)	0	(15,607)	0	(15,607)
Subordinated debentures	(30,928)	0	0	(31,223)	(31,223)
Standby letters of credit	(262)	0	0	(262)	(262)
Accrued interest payable	(4,757)	(298)	(4,456)	(3)	(4,757)

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

Securities sold under agreements to repurchase – The carrying amount of borrowings under repurchase agreements approximates their fair values resulting in a Level 2 classification.

Federal funds purchased – The carrying amount of federal funds purchased approximates their fair values resulting in a Level 2 classification.

Other short-term borrowings – The fair value of other short-term borrowings approximates their fair values resulting in a Level 2 classification.

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

Accrued interest receivable/payable – The carrying amounts of accrued interest approximates fair value resulting in a Level 1, Level 2 or Level 3 classification which is consistent with its associated asset/liability.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 and 2012:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT(a)

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
	Securities	Items	Total

Balance at December 31, 2012	$ 7,517	$ (1,828)	$ 5,689

Other comprehensive income (loss)
before reclassification	(7,096)	(90)	(7,186)

Amounts reclassified from
accumulated other
comprehensive income (loss)	(64)	109	45

Net current period other
comprehensive income (loss)	(7,160)	19	(7,141)

Balance at September 30, 2013	$ 357	$ (1,809)	$ (1,452)

(a) All amounts are net of tax. Amounts in parenthesis indicate a decrease in other comprehensive income.

		Current
	Balance	Period	Balance
	at December 31, 2011	Change	at September 30, 2012

Unrealized loss on securities available for sale
without other than temporary impairment	$ 7,688	$ 818	$ 8,506
Unrealized loss on securities available for sale
with other than temporary impairment	(523)	523	0

Total unrealized loss on securities available for sale	7,165	1,341	8,506

Unrealized loss on defined benefit pension plans	(2,026)	164	(1,862)

Total	$ 5,139	$ 1,505	$ 6,644

Reclassifications out of accumulated comprehensive income for the nine months ended September 30, 2013 are as follows:

RELCASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME(a)

Details about	Amount		Affected Line Item
Accumulated Other	Reclassified From		in the Statement
Comprehensive	Accumulated Other		Where Net
Income Components	Comprehensive Income		Income is Presented
(in thousands)

Unrealized gains and losses on
available-for-sale securities
	$ 107		Net securities gains (losses)

	(43)		Income tax expense

	$ 64		Net of tax

Amortization of defined benefit
pension items
	$ (183)	(b)	Salaries and employee benefits

	74		Income tax expense

	$ (109)		Net of tax

Total reclassifications for the period	$ (45)		Net of tax

(a) Amounts in parenthesis indicate a decrease in net income.
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

Offsetting of Financial Assets and Derivative Assets
September 30, 2013
Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Description
Interest Rate Swap Derivatives	$ 297	$ 0	$ 297	$ 0	$ (270)	$ 27
Total	$ 297	$ 0	$ 297	$ 0	$ (270)	$ 27

Offsetting of Financial Liabilities and Derivative Liabilities

September 30, 2013
Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Description
Interest Rate Swap Derivatives	$ 267	$ 0	$ 267	$ 0	$ 0	$ 267
Repurchase Agreements	103,959	0	103,959	(103,959)	0	0
Total	$ 104,226	$ 0	$ 104,226	$ (103,959)	$ 0	$ 267

Offsetting of Financial Liabilities and Derivative Liabilities

December 31, 2012
Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Description
Repurchase Agreements	$ 121,883	$ 0	$ 121,883	$ (121,883)	$ 0	$ 0
Total	$ 121,883	$ 0	$ 121,883	$ (121,883)	$ 0	$ 0

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

Part 1
LAKELAND FINANCIAL CORPORATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
and
RESULTS OF OPERATIONS

September 30, 2013

OVERVIEW

Lakeland Financial Corporation is the holding company for Lake City Bank. The Company is headquartered in Warsaw, Indiana and operates 45 offices in 13 counties in Northern and Central Indiana. The Company earned $28.3 million for the first nine months of 2013, versus $26.8 million in the same period of 2012, an increase of 5.5%.  Net income was positively impacted by an increase in noninterest income of $5.0 million and a $1.3 million decrease in the provision for loan losses.  Offsetting these positive impacts were an increase of $3.0 million in noninterest expense and a decrease in net interest income of $664,000.  Basic earnings per common share for the first nine months of 2013 were $1.72 per share versus $1.64 per share for the first nine months of 2012, an increase of 4.9%.  Diluted earnings per common share reflect the potential dilutive impact of stock options, stock awards and warrants.  Diluted earnings per common share for the first nine months of 2013 were $1.70 per share versus $1.63 for the first nine months of 2012, an increase of 4.3%.

Net income for the third quarter of 2013 was $9.8 million, an increase of 4.5%, versus $9.3 million for the comparable period of 2012.  The increase was driven by a $1.6 million increase in noninterest income and a $812,000 increase in net interest income.  Offsetting this positive impact was an increase in noninterest expense of $2.0 million.  Basic and diluted earnings per common share for the third quarter of 2013 were $0.59 per share, versus $0.57 per share for the third quarter of 2012, an increase of 3.5%.

Earnings for the nine month period ended September 30, 2013 were negatively impacted by a $465,000 provision for state income tax expense due to a revaluation of the Company’s deferred tax items relating to state income tax.  During the second quarter of 2013, the Indiana legislature approved new, lower tax rates for financial institutions, which will take effect beginning in 2014.  One effect of the lower, future rates is to reduce the benefit that will be provided by the Company’s existing deferred tax items requiring the non-cash adjustment.  Excluding the effect of the adjustment, net income for the nine months ended September 30, 2013 would have been $28.7 million, representing an increase of 7.1% over the comparable period of 2012.

RESULTS OF OPERATIONS

Net Interest Income

For the nine-month period ended September 30, 2013, net interest income totaled $66.1 million, a decrease of 1.0%, or $664,000, versus the first nine months of 2012.  This decrease was primarily due to a twelve basis point decrease in the Company’s net interest margin to 3.22% for the nine month period ended September 30, 2013, versus 3.34% for the comparable period of 2012.  During the nine-month period ended September 30, 2013, average earning assets increased by $79.3 million, or 2.9%, to $2.797 billion.  For the third quarter of 2013, net interest income totaled $23.0 million, an increase of 3.7%, or $812,000, versus the third quarter of 2012.  This increase was primarily due to a $107.2 million, or 3.9%, increase in average earning assets in the third quarter of 2013, versus the third quarter of 2012.  The Company’s net interest margin was virtually unchanged at 3.29% for the third quarter of 2013 versus 3.30% for the third quarter of 2012.

Given the Company’s mix of interest earning assets and interest bearing liabilities at September 30, 2013, the Company would generally be considered to have a relatively neutral balance sheet structure.  The Company’s balance sheet structure would normally be expected to produce a stable or declining net interest margin in a declining rate environment.  As the Company’s balance sheet has become more neutral in structure, management believes rate movements and other factors such as deposit mix, market deposit rate pricing and non-bank deposit products could have an impact on net interest margin.  As a result of the prolonged and unprecedented low interest rate environment, and given ongoing indications by the Federal Reserve Bank regarding its intentions to maintain current target rate levels, the Company expects to experience continued pressure on its net interest margin.  Also contributing to this net interest margin compression is a recent trend of aggressive loan pricing by the Company’s competitors in its markets on both variable and fixed rate commercial loans.  As a result of this competitive pricing influence, the Company believes that its yields on the commercial loan portfolio will continue to experience downward pressure.  Over time, the Company’s mix of deposits has shifted to more reliance on transaction accounts such as Rewards Checking, as well as Rewards Savings and corporate and public fund money market and repurchase agreements, which generally carry a higher interest rate cost than other types of interest bearing deposits.  The Company believes that this deposit strategy provides for an appropriate funding strategy.

During the first nine months of 2013, total interest and dividend income decreased by $8.0 million, or 9.1%, to $79.7 million versus $87.7 million during the first nine months of 2012.  This decrease was primarily the result of a 50 basis point decrease in the tax equivalent yield on average earning assets to 3.9%, versus 4.4% for the same period of 2012.  Average earning assets increased by $79.3 million, or 2.9%, during the first nine months of 2013 versus the same period of 2012.  During the third quarter of 2013, total interest and dividend income decreased by $1.7 million, or 5.9%, to $27.0 million, versus $28.7 million during the third quarter of 2012.  This decrease was primarily the result of a 40 basis point decrease in the tax equivalent yield on average earning assets to 3.9% in the third quarter of 2013, versus 4.3% for the same period of 2012.  Average earning assets increased by $107.2 million, or 3.9%, in the third quarter of 2013 versus the same period of 2012.

During the first nine months of 2013, loan interest income decreased by $4.3 million, or 5.6%, to $73.8 million versus $78.1 million during the first nine months of 2012.  The decrease was driven by a 43 basis point decrease in the tax equivalent yield on loans, to 4.3%, versus 4.7% in the first nine months of 2012.  During the third quarter of 2013, loan interest income decreased by $1.2 million, or 4.7%, to $24.7 million, versus $25.9 million during the third quarter of 2012.  The decrease was driven by a 48 basis point decrease in the tax equivalent yield on loans, to 4.2%, versus 4.7% in the third quarter of 2012.

The average daily securities balances for the first nine months of 2013 increased $49,000 to $475.1 million, versus $475.0 million for the same period of 2012. During the same periods, income from securities decreased by $3.7 million, or 38.4%, to $5.9 million versus $9.5 million during the first nine months of 2012.  The decrease was primarily the result of a 99 basis point decrease in the tax equivalent yield on securities, to 2.0%, versus 3.0% in the first nine months of 2012.  The average daily securities balances for the third quarter of 2013 decreased $11.2 million, or 2.4%, to $464.7 million, versus $475.9 million for the same period of 2012.  During the same periods, income from securities decreased by $467,000, or 17.1%, to $2.3 million versus $2.7 million during the third quarter of 2012.  The decrease was primarily the result of a 29 basis point decrease in the tax equivalent yield on securities, to 2.3%, versus 2.6% in the third quarter of 2012.  The prolonged low interest rate environment has reduced the income from securities since securities payments, including prepayments on mortgage-backed securities, must then be reinvested in securities at current, lower market yields.  Due to the unprecedented low interest rate environment, the Company is actively considering and implementing changes in its investment strategy.  The plan includes considering the purchase of good quality, higher yielding alternative investments.  Given the strength of the Company’s balance sheet and the likelihood of the low interest rate environment persisting into the future, the Company believes that this would be an appropriate and prudent strategy although the Company does not expect this will result in a significant change in strategy.

Total interest expense decreased $7.3 million, or 35.1%, to $13.5 million for the nine-month period ended September 30, 2013, from $20.9 million for the comparable period in 2012.  The decrease was primarily the result of a 36 basis point decrease in the Company’s daily cost of funds to 0.7% versus 1.1% for the same period of 2012.  Total interest expense decreased $2.5 million, or 38.5%, to $4.0 million for the third quarter of 2013, versus $6.5 million for the third quarter of 2012.  The decrease was primarily the result of a 39 basis point decrease in the Company’s cost of funds to 0.6% from 1.0% for the same period of 2012.

On an average daily basis, total deposits (including demand deposits) decreased $10.3 million, or 0.4%, to $2.481 billion for the nine-month period ended September 30, 2013, versus $2.491 billion during the same period in 2012.  The average daily balances for the third quarter of 2013 decreased $6.0 million, or 0.3%, to $2.479 billion from $2.486 billion during the third quarter of 2012.  On an average daily basis, noninterest bearing demand deposits were $401.0 million for the nine-month period ended September 30, 2013, versus $348.3 million for the same period in 2012.  The average daily noninterest bearing demand deposit balances for the third quarter of 2013 were $434.5 million versus $364.6 million for the third quarter of 2012.  On an average daily basis, interest bearing transaction accounts increased $26.9 million, or 2.7%, to $1.019 billion for the nine-month period ended September 30, 2013, versus the same period in 2012.  Average daily interest bearing transaction accounts increased $33.5 million, or 3.4%, to $1.015 billion for the third quarter of 2013 versus $981.8 million for the third quarter of 2012.  When comparing the nine months ended September 30, 2013 with the same period of 2012, the average daily balance of time deposits, which pay a higher rate of interest compared to demand deposits and non-Rewards Checking transaction accounts, decreased $124.5 million.  The average rate paid on time deposit accounts decreased 40 basis points to 1.2% for the nine-month period ended September 30, 2013, versus the same period in 2012.  During the third quarter of 2013, the average daily balance of time deposits decreased $153.9 million and the rate paid decreased 37 basis points to 1.2%, versus the third quarter of 2012.  Despite the low interest rate environment, the Company has been able to attract and retain retail deposit customers through offering innovative deposit products such as Rewards Checking and Savings.  These products pay somewhat higher interest rates but also encourage certain customer behaviors such as using debit cards and electronic statements, which have the effect of generating additional related fee income and reducing the Company’s processing costs.

The Company’s funding strategy is generally focused on leveraging its retail branch network to grow traditional retail deposits and on its presence with commercial customers and public fund entities in its Indiana markets to generate deposits.  In addition, the Company has utilized the Certificate of Deposit Account Registry Service (“CDARS”) program and out-of-market brokered certificates of deposit.  Due to the Company’s historical loan growth, the Company sought these deposits and has expanded its funding strategy over time to include these types of non-core deposit programs although its reliance on these types of deposits has reduced significantly over the past several years.  The Company believes that these deposit programs represent an appropriate tool in the overall liquidity and funding strategy but will continue to focus on funding loan and investment growth with in-market deposits whenever possible.  On an average daily basis, total brokered certificates of deposit decreased $30.3 million to $12.2 million for the nine-month period ended September 30, 2013, versus $42.5 million for the same period in 2012.  During the third quarter of 2013, there were no brokered certificates of deposit, versus an average daily balance of $30.4 million in brokered certificates of deposit during the third quarter of 2012.  On an average daily basis, total public fund certificates of deposit increased $30.7 million to $128.5 million for the nine-month period ended September 30, 2013, versus $97.9 million for the same period in 2012.  During the third quarter of 2013, average daily public fund certificates of deposit were $139.7 million versus $108.2 million during the third quarter of 2012.  In addition, the Company had average public fund interest bearing transaction accounts of $208.2 million and $238.9 million, respectively, in the nine months and three months ended September 30, 2013, versus $190.5 million and $189.5 million for the comparable periods of 2012.  Availability of public fund deposits can be cyclical, primarily due to the timing differences between when real estate property taxes are collected versus when those tax revenues are spent, and the intense competition for these funds.

Average daily balances of borrowings were $171.3 million during the nine months ended September 30, 2013, versus $163.0 million during the same period of 2012, and the rate paid on borrowings decreased 33 basis points to 0.9%.  During the third quarter of 2013, the average daily balances of borrowings increased $38.4 million to $197.1 million versus $158.7 million for the same period of 2012, and the rate paid on borrowings decreased 46 basis points to 0.8%.  On an average daily basis, total deposits (including demand deposits) and purchased funds increased 0.1% and 1.2%, respectively, during the nine-month and three-month periods ended September 30, 2013 versus the same periods in 2012.

The Company’s Board of Directors and management recognize the importance of liquidity during times of normal operations and in times of stress.  In 2010, the Company formalized and expanded upon its extensive Contingency Funding Plan (“CFP”).  The formal CFP was developed to help ensure that the multiple liquidity sources available to the Company are detailed. The CFP identifies the potential funding sources, which include the Federal Home Loan Bank of Indianapolis, the Federal Reserve Bank, brokered certificates of deposit, money market deposits, certificates of deposit available from the CDARS program, repurchase agreements, and Fed Funds. The CFP also addresses the role of the securities portfolio in liquidity.

Further, the plan identifies CFP team members and expressly details their respective roles. Potential risk scenarios are identified and the CFP includes multiple scenarios, including short-term and long-term funding crisis situations. Under the long-term funding crisis, two additional scenarios are identified: a moderate risk scenario and a highly stressed scenario. The CFP indicates the responsibilities and the actions to be taken by the CFP team under each scenario. Monthly reports to management and the Board of Directors under the CFP include an early warning indicator matrix and pro forma cash flows for the various scenarios.  The Company will continue to carefully monitor its liquidity planning and will consider adjusting its plans as circumstances warrant.

The following tables set forth consolidated information regarding average balances and rates:

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Nine Months Ended September 30,
		2013			2012
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 2,295,352	$ 73,469	4.28%	$ 2,207,594	$ 77,789	4.71%
Tax exempt (1)	8,651	459	7.10	9,634	498	6.91
Investments: (1)
Available for sale	475,077	7,036	1.98	475,028	10,562	2.97
Short-term investments	6,972	4	0.08	22,891	16	0.09
Interest bearing deposits	10,611	42	0.53	2,178	27	1.66

Total earning assets	2,796,663	81,010	3.87%	2,717,325	88,892	4.37%

Nonearning assets:
Cash and due from banks	83,945	0		162,385	0
Premises and equipment	35,692	0		34,995	0
Other nonearning assets	110,922	0		94,853	0
Less allowance for loan losses	(50,944)	0		(53,076)	0

Total assets	$ 2,976,278	$ 81,010		$ 2,956,482	$ 88,892

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2013 and 2012. The tax equivalent rate for tax exempt loans and tax exempt securities included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the nine months ended September 30, 2013 and 2012, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Nine Months Ended September 30,
		2013			2012
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 227,522	$ 493	0.29%	$ 192,969	$ 530	0.37%
Interest bearing checking accounts	1,018,904	4,179	0.55	992,045	7,139	0.96
Time deposits:
In denominations under $100,000	336,495	3,607	1.43	395,807	5,384	1.82
In denominations over $100,000	497,003	4,086	1.10	562,157	6,299	1.50
Miscellaneous short-term borrowings	138,383	349	0.34	117,002	329	0.38
Long-term borrowings
and subordinated debentures	32,888	831	3.38	45,966	1,198	3.48

Total interest bearing liabilities	2,251,195	13,545	0.80%	2,305,946	20,879	1.21%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	401,006	0		348,280	0
Other liabilities	16,481	0		17,760	0
Stockholders' equity	307,596	0		284,496	0
Total liabilities and stockholders'
equity	$ 2,976,278	$ 13,545		$ 2,956,482	$ 20,879

Net interest differential - yield on
average daily earning assets		$ 67,465	3.22%		$ 68,013	3.34%

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL
(in thousands of dollars)

	Three Months Ended September 30,
		2013			2012
	Average	Interest		Average	Interest
	Balance	Income	Yield (1)	Balance	Income	Yield (1)
ASSETS
Earning assets:
Loans:
Taxable (2)(3)	$ 2,342,527	$ 24,595	4.17%	$ 2,206,051	$ 25,803	4.65%
Tax exempt (1)	8,456	152	7.11	9,406	164	6.93
Investments: (1)
Available for sale	464,652	2,670	2.28	475,899	3,074	2.57
Short-term investments	6,344	1	0.06	24,595	6	0.10
Interest bearing deposits	3,524	9	1.01	2,367	10	1.68

Total earning assets	2,825,503	27,427	3.85%	2,718,318	29,057	4.25%

Nonearning assets:
Cash and due from banks	77,947	0		165,790	0
Premises and equipment	37,754	0		35,043	0
Other nonearning assets	111,535	0		93,258	0
Less allowance for loan losses	(50,466)	0		(52,046)	0

Total assets	$ 3,002,273	$ 27,427		$ 2,960,363	$ 29,057

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2013 and 2012. The tax equivalent rate for tax exempt loans and tax exempt securities included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended September 30, 2013 and 2012, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL (Cont.)
(in thousands of dollars)

	Three Months Ended September 30,
		2013			2012
	Average	Interest		Average	Interest
	Balance	Expense	Yield	Balance	Expense	Yield
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest bearing liabilities:
Savings deposits	$ 235,190	$ 143	0.24%	$ 197,322	$ 160	0.32%
Interest bearing checking accounts	1,015,298	1,121	0.44	981,770	2,174	0.88
Time deposits:
In denominations under $100,000	320,314	1,108	1.37	388,516	1,684	1.72
In denominations over $100,000	474,173	1,217	1.02	559,855	1,971	1.40
Miscellaneous short-term borrowings	166,132	146	0.35	112,722	112	0.40
Long-term borrowings
and subordinated debentures	30,965	263	3.37	45,966	399	3.45

Total interest bearing liabilities	2,242,072	3,998	0.71%	2,286,151	6,500	1.13%

Noninterest bearing liabilities
and stockholders' equity:
Demand deposits	434,476	0		364,579	0
Other liabilities	15,654	0		18,120	0
Stockholders' equity	310,071	0		291,513	0
Total liabilities and stockholders'
equity	$ 3,002,273	$ 3,998		$ 2,960,363	$ 6,500

Net interest differential - yield on
average daily earning assets		$ 23,429	3.29%		$ 22,557	3.30%

Provision for Loan Losses

Based on management’s review of the adequacy of the allowance for loan losses, no provisions for loan losses were recorded during the nine-month and three-month periods ended September 30, 2013, versus provisions of $1.3 million and $0 recorded during the same periods of 2012.  Factors impacting the provision included the amount and status of classified and watch list credits, the level of charge-offs, management’s overall view on current credit quality and the regional and national economic conditions impacting credit quality, the amount and status of impaired loans, the amount and status of past due accruing loans (90 days or more), and overall loan growth as discussed in more detail below in the analysis relating to the Company’s financial condition.

Noninterest Income

Noninterest income categories for the nine-month and three-month periods ended September 30, 2013 and 2012 are shown in the following table:

	Nine Months Ended
	September 30,
			Percent
	2013	2012	Change

Wealth advisory fees	$ 2,895	$ 2,770	4.5%
Investment brokerage fees	3,449	2,435	41.6
Service charges on deposit accounts	6,548	5,937	10.3
Loan, insurance and service fees	4,792	4,062	18.0
Merchant card fee income	925	902	2.5
Other income	2,937	1,614	82.0
Mortgage banking income	1,206	1,574	(23.4)
Net securities gains (losses)	107	(377)	128.4
Impairment on available-for-sale securities (includes total losses of $0 and $1,026,
net of $0 and $0 recognized in other comprehensive income, pre-tax)	0	(1,026)	N/A
Total noninterest income	$ 22,859	$ 17,891	27.8%

	Three Months Ended
	September 30,
			Percent
	2013	2012	Change

Wealth advisory fees	$ 980	$ 959	2.2%
Investment brokerage fees	1,503	695	116.3
Service charges on deposit accounts	2,325	2,045	13.7
Loan, insurance and service fees	1,524	1,421	7.2
Merchant card fee income	356	297	19.9
Other income	856	669	28.0
Mortgage banking income	159	590	(73.1)
Net securities gains (losses)	106	(380)	127.9
Impairment on available-for-sale securities (includes total losses of $0 and $67,
net of $0 and $0 recognized in other comprehensive income, pre-tax)	0	(67)	N/A
Total noninterest income	$ 7,809	$ 6,229	25.4%

Noninterest income increased $5.0 million and $1.6 million, respectively, for the nine-month and three-month periods ended September 30, 2013 versus the same periods in 2012.  Investment brokerage fees increased $1.0 million and $808,000, respectively, driven by higher trading volumes and improvements in the product mix. Other income increased by $1.3 million and $187,000, respectively, driven by income on bank owned life insurance as well as fees related to the Company’s interest rate swap program for clients.  During the first quarter, the Company introduced a new swap derivative product, which is offered to certain commercial banking customers.  Loan, insurance and service fees increased by $730,000 and $103,000, respectively, and were driven by higher fee income on increased debit card activity.  In addition, noninterest income in the nine-months and three-months ended June 30, 2012 was negatively impacted by $1.1 million and $67,000, respectively, in other-than-temporary impairment on several non-agency mortgage backed securities.

Noninterest Expense

Noninterest expense categories for the nine-month and three-month periods ended September 30, 2013 and 2012 are shown in the following table:

	Nine Months Ended
	September 30,
			Percent
	2013	2012	Change

Salaries and employee benefits	$ 27,493	$ 26,007	5.7%
Occupancy expense	2,532	2,519	0.5
Equipment costs	2,021	1,854	9.0
Data processing fees and supplies	4,115	3,044	35.2
Other expense	10,089	9,807	2.9
Total noninterest expense	$ 46,250	$ 43,231	7.0%

	Three Months Ended
	September 30,
			Percent
	2013	2011	Change

Salaries and employee benefits	$ 9,437	$ 8,569	10.1%
Occupancy expense	813	803	1.2
Equipment costs	758	641	18.3
Data processing fees and supplies	1,443	1,143	26.2
Other expense	3,815	3,146	21.3
Total noninterest expense	$ 16,266	$ 14,302	13.7%

The Company's noninterest expense increased $3.0 million and $1.6 million, respectively, in the nine-month and three-month periods ended June 30, 2013 versus the same periods of 2012.  Salaries and employee benefits increased by $1.5 million and $868,000, respectively.  For the nine month period, the $1.5 million increase was driven by $1.1 million in salaries, which resulted from staff additions and normal merit increases and a $366,000 increase in health insurance expense.  The $868,000 increase in the three months was driven by a $556,000 in salaries and a $139,000 increase in health insurance expense.  Data processing fees increased by $1.1 million and $300,000, respectively, driven by a larger customer base as well as greater utilization of services from the Company’s core processor, which the Company believes will improve marketing and cross-selling initiatives.  Other expenses increased by $282,000 and $669,000, respectively, driven by higher advertising expenses as well as higher professional fees.  The third quarter increase was driven by advertising and consulting expenses specific to programs that the Company made investments in during the third quarter, and is not expected to be recurring levels of spending.

Income Tax Expense

Income tax expense increased $1.1 million, or 8.4%, for the first nine months of 2013, compared to the same period in 2012.  The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, increased to 33.9% during the first nine months of 2013 compared to 33.3% during the same period of 2012.  The increase was driven by a $465,000 provision for state income tax expense due to a revaluation of the Company’s deferred tax items relating to state income tax.  During the second quarter of 2013, the Indiana legislature enacted new, lower tax rates for financial institutions, which will take effect beginning in 2014.  One effect of the lower, future rates is to reduce the benefit which will be provided by the Company’s existing deferred tax items requiring the non-cash adjustment.  Excluding the effect of the adjustment, income taxes for the nine months ended September 30, 2013 would have been $14.0 million, representing 32.9% of pretax net income.  The combined tax expense decreased to 32.7% in the third quarter of 2013, versus 33.6% during the same period of 2012.  The decrease in the third quarter of 2013 was driven by an increase in the percentage of revenue derived from tax advantaged sources versus the third quarter of 2012.

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

FINANCIAL CONDITION

Total assets of the Company were $3.041 billion as of September 30, 2013, a decrease of $22.9 million, or 0.8%, when compared to $3.064 billion as of December 31, 2012.

Total cash and cash equivalents decreased by $150.9 million, or 65.0%, to $81.3 million at September 30, 2013 from $232.2 million at December 31, 2012.  The decrease resulted from a decrease in total deposits as well as loan growth.  Historically, the Company maintained higher compensating balances with correspondent financial institutions in order to avoid certain service fees.  During a periodic review of this strategy during the first quarter of 2013, the Company determined that it would be more beneficial to maintain lower compensating balances although this may result in paying slightly higher service fees.  The reduction in the compensating balances resulted in a lower level of cash and cash equivalents at September 30, 2013 compared to December 31, 2012.

Total securities available-for-sale decreased by $4.0 million, or 0.9%, to $463.1 million at September 30, 2013 from $467.0 million at December 31, 2012. The decrease was a result of a number of transactions in the securities portfolio.  Securities purchases totaled $142.0 million.  Offsetting this increase were securities paydowns totaling $89.8 million, sales of securities totaling $30.0 million, maturities and calls of securities totaling $7.4 million and securities amortization net of accretion totaling $7.1 million.  In addition, the net unrealized gain of the securities portfolio decreased by $11.7 million.  The decrease in fair market value was primarily driven by rising interest rates during the second quarter, which led to lower market values for agency residential mortgage-backed securities and state and municipal securities.  The investment portfolio is generally managed to limit the Company’s exposure to credit risk by containing mostly mortgage-backed securities backed by the federal government, other securities which are either directly or indirectly backed by the federal government or a local municipal government.  The securities sales referenced earlier included the remaining four non-agency residential mortgage backed securities in the Company’s securities portfolio.

Real estate mortgage loans held-for-sale decreased by $8.4 million, or 88.9%, to $1.0 million at September 30, 2013, from $9.5 million at December 31, 2012.  The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market.  During the nine months ended September 30, 2013, $68.4 million in real estate mortgages were originated for sale and $76.0 million in mortgages were sold.

Total loans, excluding real estate mortgage loans held for sale, increased by $135.2 million to $2.393 billion at September 30, 2013 from $2.258 billion at December 31, 2012.  Management expects loan growth to be moderate as the economic recovery moves along.  The loan portfolio at September 30, 2013 consisted of 87% commercial and industrial, including commercial real estate and agri-business, 11% residential real estate and home equity and 2% consumer loans, versus 85% commercial and industrial, including commercial real estate and agri-business, 13% residential real estate and home equity and 2% consumer loans at December 31, 2012.

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

Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation of the loans by management, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors:  application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans – Substandard, Doubtful and Loss. The regulations also contain a Special Mention category. Special Mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as Substandard, Doubtful or Loss but do possess credit deficiencies or potential weaknesses deserving management’s close attention. The Company’s policy is to establish a specific allowance for loan losses for any assets where management has identified conditions or circumstances that indicate an asset is impaired. If an asset or portion thereof is classified as loss, the Company’s policy is to either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge-off such amount.

At September 30, 2013, on the basis of management’s review of the loan portfolio, the Company had 98 credits totaling $167.3 million on the classified loan list versus 104 credits totaling $181.9 million on December 31, 2012. As of September 30, 2013, the Company had $89.8 million of assets classified as Special Mention, $77.5 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $82.7 million, $99.2 million, $66,000 and $0, respectively at December 31, 2012.  As of September 30, 2013, the Company had 33 loans totaling $41.6 million accounted for as troubled debt restructurings. Included in the classified loan amounts above were 17 mortgage loans totaling $1.6 million with total allocations of $308,000, and 16 commercial loans totaling $39.9 million with total allocations of $9.5 million. The Company has no commitments to lend additional funds to any of the borrowers. At December 31, 2012, the Company had 41 loans totaling $50.8 million accounted for as troubled debt restructurings - one installment loan totaling $16,000 with an allocation of $4,000, 12 mortgage loans totaling $1.4 million with total allocations of $247,000, and 28 commercial loans totaling $49.4 million with total allocations of $12.2 million. The $9.3 million decrease of loans accounted for as troubled debt restructurings at September 30, 2013, as compared to December 31, 2012, was primarily due to the removal of two commercial credits totaling $8.4 million since these loans were modified at a market rate and were performing as of December 31, 2012.

Allowance estimates are developed by management taking into account actual loss experience, adjusted for current economic conditions. The Company generally has regular discussions regarding this methodology with regulatory authorities.  Allowance estimates are considered a prudent measurement of the risk in the Company’s loan portfolio and are applied to individual loans based on loan type. In accordance with current accounting guidance, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.

Net charge-offs totaled $831,000 in the third quarter of 2013, versus net recoveries of $96,000 during the third quarter of 2012 and net charge-offs of $183,000 during the second quarter of 2013.

The allowance for loan losses decreased 3.2%, or $1.6 million, from $51.4 million at December 31, 2012 to $49.8 million at September 30, 2013.  Pooled loan allocations increased from $36.6 million at December 31, 2012 to $39.3 million at September 30, 2013, which was primarily a result of loan growth as well as management’s overall view on current credit quality and the current economic environment, which included a change at March 31, 2013 in the lookback period for the determination of the qualitative factors from a three year lookback to a higher of a three year or five year lookback.  Management believes it is prudent when determining the qualitative factors to consider the higher historical loss periods included in the five year lookback period that are now running off in the three year lookback period, due to the current macroeconomic and political uncertainty.  Impaired loan allocations decreased $4.3 million from $14.8 million at December 31, 2012 to $10.5 million at September 30, 2013.  This decrease in impaired allocations was primarily due to decreases in the allocations of existing impaired loans as well as reductions to the impaired loans category.  The unallocated component of the allowance for loan losses was virtually unchanged at $3.5 million at September 30, 2013 compared to $3.4 million at December 31, 2012.  While general trends in credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions, including the slow economic recovery.  Management believes the allowance for loan losses at September 30, 2013 was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not continue to improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.

Total impaired loans decreased by $11.4 million, or 19.3%, to $47.4 million at September 30, 2013 from $58.9 million at December 31, 2012.  A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in the aggregate for smaller-balance loans of similar nature such as residential mortgage, and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  The decrease in the impaired loans category was primarily due to the removal of three commercial credits totaling $10.5 million from the impaired category.  The following table summarizes nonperforming assets at September 30, 2013 and December 31, 2012.

	September 30,	December 31,
	2013	2012
	(in thousands)
NONPERFORMING ASSETS:
Nonaccrual loans including nonaccrual troubled debt restructured loans	$ 22,833	$ 30,829
Loans past due over 90 days and still accruing	364	50
Total nonperforming loans	$ 23,197	$ 30,879
Other real estate owned	117	667
Repossessions	10	23
Total nonperforming assets	$ 23,324	$ 31,569

Impaired loans including troubled debt restructurings	$ 47,347	$ 58,935

Nonperforming loans to total loans	0.97%	1.37%
Nonperforming assets to total assets	0.77%	1.03%

Nonperforming troubled debt restructured loans (included in nonaccrual loans)	$ 19,398	$ 28,506
Performing troubled debt restructured loans	23,017	22,332
Total troubled debt restructured loans	$ 42,415	$ 50,838

Total nonperforming assets decreased by $8.2 million, or 26.1%, to $23.3 million during the nine-month period ended September 30, 2013.  The decrease was primarily due to the aforementioned reclassification of three commercial credits from impaired to non-impaired.  The loan upgrades also shifted two of the loans from the troubled debt restructured loan category.  The third loan was never a troubled debt restructuring.  In addition, the Company sold $592,000 in other real estate owned during the nine-month period ended September 30, 2013.

Three commercial relationships represented 67.6% of total nonperforming loans.  A commercial relationship consisting of three loans totaling $6.8 million represented the largest exposure in the nonperforming category.  These loans were classified as nonperforming in the fourth quarter of 2011.  The borrower is engaged in commercial real estate development.  Borrower collateral, including real estate and the personal guarantees of its principals, support the credit.  The Company has not taken any charge-offs related to this credit.

A $5.0 million commercial relationship consisting of three loans represents the second largest exposure in the nonperforming category.  These loans were classified as nonperforming in the fourth quarter of 2009.  The borrower is engaged in real estate development.   Borrower collateral, including real estate and the personal guarantees of its principals, support the credit.  The Company took a $1.7 million charge-off related to this credit in the fourth quarter of 2009, and no charge-offs were taken in 2010 or 2011.  The Company took a $601,000 charge-off related to this credit in the first quarter of 2012.  The Company has not taken any charge-offs on this credit since then.

A $3.6 million credit to a manufacturer tied to the housing industry represented the third largest exposure in the nonperforming category.  This loan was classified as nonperforming in the second quarter of 2008.  The credit is accounted for as a troubled debt restructuring.  Borrower collateral including receivables, inventory and equipment support the credit; however, there are no guarantors.  The Company took a $906,000 charge-off related to this credit in 2008, a $1.7 million charge-off related to this credit in 2012 and an $88,000 charge-off related to this credit in the first quarter of 2013.

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

The Company has begun offering a new derivative product to certain commercial banking customers. This product allows the commercial banking customers to enter into an agreement with the Company to swap a variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the borrower's interest rate exposure.  The extension of credit incurred in connection with these derivative products is subject to the same approval and underwriting standards as traditional credit products. The Company limits its risk exposure by simultaneously entering into a similar, offsetting swap agreement with a separate, well-capitalized and highly rated counterparty previously approved by the Company’s Asset Liability Committee. By using these interest rate swap arrangements, the Company is also better insulated from the interest rate risk associated with underwriting fixed-rate loans and is better able to meet customer demand for fixed rate loans. These derivative contracts are not designated against specific assets or liabilities and, therefore, do not qualify for hedge accounting. The derivatives are recorded as assets and liabilities on the balance sheet at fair value with changes in fair value recorded in non-interest income for both the commercial banking customer swaps and the related offsetting swaps.

Total deposits decreased by $136.9 million, or 5.3%, to $2.445 billion at September 30, 2013 from $2.582 billion at December 31, 2012. The decrease resulted from decreases of $101.3 million in interest bearing transaction accounts, $49.4 million in other certificates of deposit, $43.6 million in certificates of deposit of $100,000 and over, $28.0 million in brokered certificates of deposit and $19.5 in CDARS certificates of deposit.  The decrease in interest bearing transaction accounts was driven by a $66.4 million decline in Rewards Checking.  The Company proactively made changes in the Rewards program, including lowering the rate and lowering the cap on the level which earns the highest rate.  The Company believes that the decline in certificates of deposit are reflective of the ongoing low interest rate environment and the consumers’ desire to seek the highest rate in the market, which the Company sometimes does not match.  Offsetting these decreases were increases of $41.7 million in demand deposits, $23.8 million in money market accounts and $23.7 million in savings accounts and $15.7 million in public fund certificates of deposit of $100,000 or more.  The increase in demand deposits occurred as a result of a $46.2 million increase in commercial demand deposits.

Total short-term borrowings increased by $114.1 million, or 93.6%, to $236.0 million at September 30, 2013 from $121.9 million at December 31, 2012.  The increase resulted from increases of $75.0 million in other short-term borrowings, primarily advances from the Federal Home Loan Bank of Indianapolis as well as increases of $57.0 million in federal funds purchased offset by decreases of $17.9 million in securities sold under agreements to repurchase.

Total equity increased by $16.7 million, or 5.6%, to $314.5 million at September 30, 2013 from $297.8 million at December 31, 2012.  The increase in total equity resulted from net income of $28.3 million, minus the decrease in the accumulated other comprehensive income of $7.2 million, minus dividends of $6.3 million, plus $1.4 million in stock compensation expense, plus $498,000 related to stock options exercises (including tax benefit).

The FDIC’s risk-based capital regulations require that all insured banking organizations maintain an 8.0% total risk-based capital ratio. The FDIC has also established definitions of “well capitalized” as a 5.0% Tier I leverage capital ratio, a 6.0% Tier I risk-based capital ratio and a 10.0% total risk-based capital ratio.  As of September 30, 2013, the Bank had regulatory capital in excess of these minimum requirements with a Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 10.8%, 13.1% and 14.4%, respectively, versus ratios of 10.3%, 12.7% and 14.0% as of December 31, 2012.  The Federal Reserve also has established minimum “well capitalized” regulatory capital requirements for bank holding companies.  As of September 30, 2013, the Company had a Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio of 11.0%, 13.4% and 14.7%, respectively, versus ratios of 10.5%, 13.0% and 14.3% as of December 31, 2012.  These ratios exceeded the Federal Reserve’s “well capitalized” minimums of 5.0%, 6.0% and 10.0%, respectively

Beginning January 1, 2015 the Company and Bank will be subject to the new capital regulations of Basel III.  The new regulations establish higher minimum risk-based capital ratio requirements, a new common equity Tier 1 risk-based capital ratio and a new capital conservation buffer.  The new regulations also include revisions to the definition of capital and changes in the risk-weighting of certain assets.  The new regulations establish definitions of “well-capitalized” including the capital conservation buffer as a 7.0%  common equity Tier 1 risk-based capital ratio, an 8.5% Tier 1 risk-based capital ratio and a 10.5% total risk-based capital ratio.  The capital conservation buffer is being phased-in and will be in full effect beginning January 1, 2019.  Under the new regulations, all financial institutions must maintain a Tier 1 leverage ratio of 4% to be considered “adequately capitalized” and 5% to be considered “well-capitalized.”  Management has completed a preliminary analysis of the impact of these new regulations to the capital ratios of both the Company and the Bank and estimates that the ratios for both the Company and the Bank will comfortably exceed the new minimum capital ratio requirements for “well-capitalized” including the capital conservation buffer under Basel III if they were effective at September 30, 2013.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The Board of Directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2013. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income but does not necessarily indicate the effect on future net interest income. The Company, through its Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the types of loans, investments, and deposits that currently fit the Company’s needs, as determined by the Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. As of September 30, 2013, the Company’s potential pretax exposure was within the Company’s policy limit and not significantly different from the potential pretax exposure from December 31, 2012.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2013.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2013, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

September 30, 2013

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 30, 2013 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

July 1-31	5,989	$ 28.72	0	$ 0
August 1-31	572	32.24	0	0
September 1-30	0	0	0	0

Total	6,561	$ 29.03	0	$ 0

(a)	The shares purchased during the periods were credited to the deferred share accounts of non-employee directors under the Company’s directors’ deferred compensation plan. These shares were purchased in the ordinary course of business and consistent with past practice.

Item 3. Defaults Upon Senior Securities

            None

Item 4. Mine Safety Disclosures

 N/A

Item 5. Other Information

            None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and September 30, 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and September 30, 2012; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012; and (v) Notes to Unaudited Consolidated Financial Statements.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

September 30, 2013

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: November 12, 2013	/s/ Michael L. Kubacki
Michael L. Kubacki – Chief Executive Officer

Date: November 12, 2013	/s/ David M. Findlay
David M. Findlay –President
and Chief Financial Officer

Date: November 12, 2013	/s/ Teresa A. Bartman
Teresa A. Bartman – Senior Vice President-
Finance and Controller