Form 10-K
period 2013-12-31
LAKELAND FINANCIAL CORP
filed 2014-03-03
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $430,918,095.

Number of shares of common stock outstanding at February 19, 2014: 16,531,367

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 8, 2014 are incorporated by reference into Part III hereof.

LAKELAND FINANCIAL CORPORATION
Annual Report on Form 10-K

PART I

ITEM 1. BUSINESS

The Company

Lakeland Financial Corporation (“Lakeland Financial”), an Indiana corporation incorporated in 1983, is a bank holding company headquartered in Warsaw, Indiana that provides, through its wholly-owned subsidiary Lake City Bank (the “Bank” and together with Lakeland Financial, the “Company”), a broad array of products and services throughout its Northern and Central Indiana markets. The Company offers commercial and consumer banking services, as well as trust and wealth management, brokerage, and treasury management commercial services. The Company serves a wide variety of industries including, among others, manufacturing, agriculture, construction, retail, services, health care and transportation. The Company’s customer base is similarly diverse. The Company is not dependent upon any single industry or customer. At December 31, 2013, Lakeland Financial had consolidated total assets of $3.2 billion and was the fourth largest independent bank holding company headquartered in the State of Indiana.

Company’s Business. The Company is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended. The Company owns all of the outstanding stock of the Bank, a full-service commercial bank organized under Indiana law. The Company conducts no business except that incident to its ownership of the outstanding stock of the Bank and the operation of the Bank. Although Lakeland Financial is a corporate entity, legally separate and distinct from its affiliates, bank holding companies such as Lakeland Financial are required to act as a source of financial strength for their subsidiary banks. The principal source of Lakeland Financial’s income is dividends from the Bank. There are certain regulatory restrictions on the extent to which subsidiary banks can pay dividends or otherwise supply funds to their holding companies. See the section captioned “Supervision and Regulation” below for further discussion of these matters. Lakeland Financial’s executive offices are located at 202 East Center Street, Warsaw, Indiana 46580, and its telephone number is (574) 267-6144.

Bank’s Business. The Bank was originally organized in 1872 and has continuously operated under the laws of the State of Indiana since its organization. As of December 31, 2013, the Bank had 45 offices in thirteen counties throughout Northern and Central Indiana. The Bank opened a 46th office in the Indianapolis market in January 2014. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s activities cover all phases of commercial banking, including deposit products, commercial and consumer lending, retail and merchant credit card services, corporate treasury management services, and wealth advisory, trust and brokerage services.

The Bank’s business strategy is focused on building long-term relationships with its customers based on top quality service, high ethical standards and safe and sound lending. The Bank operates as a community-based financial services organization augmented by experienced, centralized support in select critical areas. The Bank’s local market orientation is reflected in its regional management, which divides the Bank’s market area into five distinct geographic regions each headed by a retail and commercial regional manager. This arrangement allows decision making to be as close to the customer as possible and enhances responsiveness to local banking needs. Despite this local market, community-based focus, the Bank offers many of the products and services available at much larger regional and national competitors. While our strategy encompasses all phases of traditional community banking, including consumer lending and wealth advisory and trust services, we focus on building expansive commercial relationships and developing retail and commercial deposit gathering strategies through relationship-based client services. Substantially all of the Bank’s assets and income are located in and derived from the United States. At December 31, 2013, the Company had 497 full-time equivalent employees. The Company is not a party to any collective bargaining agreements, and employee relations are considered good.

Operating Segments. The Company’s chief decision-makers monitor and evaluate financial performance on a Company-wide basis. All of the Company’s financial service operations are similar and considered by management to be aggregated into one reportable operating segment. While the Company has assigned certain management responsibilities by region and business-line, the Company's chief decision-makers monitor and evaluate financial performance on a Company-wide basis. The majority of the Company's revenue is from the business of banking and the Company's assigned regions have similar economic characteristics, products, services and customers. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment.

Expansion Strategy. Since 1990, the Company has expanded from 17 offices in four Indiana counties to 46 branches in thirteen Indiana counties primarily through de novo branching. During this period, the Company has grown its assets from $286 million to $3.2 billion, an increase of 1,010%. Mergers and acquisitions have not played a role in this growth as the Company’s expansion strategy has been driven by organic growth. The Company has opened three de novo branches in the past five years.

Over the past fifteen years, the Company has primarily targeted growth in the larger cities located in Northern Indiana and the Indianapolis market in Central Indiana. The Company believes these areas offer above average growth potential with attractive demographics. The Company considers expanding into a market when the Company believes that market would be receptive to its strategic plan to deliver broad-based financial services with a commitment to local communities. When entering new markets, the Company believes it is critical to attract experienced local management and staff with a similar philosophy in order to provide a basis for success. The Company does not currently have any definitive understandings or agreements for any acquisitions or de novo expansion.

Competition. The financial services industry is highly competitive. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits, lending limits and customer convenience. Our competitors include banks, thrifts, credit unions, farm credit services, finance companies, personal loan companies, brokerage firms, investment companies, insurance companies, mortgage banking companies, credit card issuers, mutual fund companies and e-commerce and other internet-based companies offering financial services. Many of these competitors enjoy fewer regulatory constraints and some may have lower cost structures.

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

Internet Website

The Company maintains an internet site at www.lakecitybank.com. The Company makes available free of charge on this site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”). All such documents filed with the SEC are also available for free on the SEC’s website (www.sec.gov). The Company’s Articles of Incorporation, Bylaws, Code of Conduct and the charters of its various committees of the Board of Directors are also available on the website.

SUPERVISION AND REGULATION
General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Indiana Department of Financial Institutions (the “DFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Bureau of Consumer Financial Protection (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the SEC and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends. Moreover, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that has allowed the U.S. Department of the Treasury (the “Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the Treasury has an investment.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; with respect to mortgage lending, (i) significantly expanded requirements applicable to loans secured by 1-4 family residential real property, (ii) imposed strict rules on mortgage servicing, and (iii) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; repealed the prohibition on the payment of interest on business checking accounts; restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; in the so-called “Volcker Rule,” subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; provided for enhanced regulation of advisers to private funds and of the derivatives markets; enhanced oversight of credit rating agencies; and prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but there remain a number that have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company and the Bank will continue to evaluate the effect of the Dodd-Frank Act changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

The Increasing Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a financial institution available to absorb losses. Because of the risks attendant to their business, depository institutions are generally required to hold more capital than other businesses, which directly affects earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role is becoming fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. Once fully implemented, these standards will represent regulatory capital requirements that are meaningfully more stringent than those in place currently and historically.

The Company and Bank Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and were able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” are being restricted to capital instruments that are considered to be Tier 1 Capital for insured depository institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, subject to certain restrictions. Because the Company has assets of less than $15 billion, it is able to maintain its trust preferred proceeds, subject to certain restrictions, as Tier 1 Capital but will have to comply with new capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.

Under current federal regulations, the Bank is subject to, and, after January 1, 2015, the Company will be subject to, the following minimum capital standards:

•
A leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted book assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•	A risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4%, and

•
For this purpose, “Tier 1 Capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total Capital consists primarily of Tier 1 Capital plus “Tier 2 Capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and a portion of the Bank’s allowance for loan and lease losses, and

•
Further, risk-weighted assets for the purposes of the risk-weighted ratio calculations are balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 100% are applied.

The capital standards described above are minimum requirements and will be increased under Basel III, as discussed below. Bank regulatory agencies are uniformly requiring banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept brokered deposits. Under the capital regulations of the Federal Reserve, in order to be “well-capitalized,” a banking organization, under current federal regulations, must maintain:

•	A leverage ratio of Tier 1 Capital to total assets of 5% or greater, and

•	A ratio of Tier 1 Capital to total risk-weighted assets of 6% or greater, and

•	A ratio of Total Capital to total risk-weighted assets of 10% or greater.

The Federal Reserve guidelines also provide that banks and bank holding companies experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the agencies will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activities.

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

Prompt Corrective Action. A banking organization’s capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2013: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; and (ii) the Bank was “well-capitalized,” as defined by Federal Reserve regulations. As of December 31, 2013, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.

The Basel International Capital Accords. The current risk-based capital guidelines described above, which apply to the Bank and are being phased in for the Company, are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis. Basel III was intended to be effective globally on January 1, 2013, with phase-in of certain elements continuing until January 1, 2019, and it is currently effective in many countries.

U.S. Implementation of Basel III. After an extended rulemaking process that included a prolonged comment period, in July 2013 the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the agencies. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).

The Basel III Rule not only increases most of the required minimum capital ratios, but it introduces the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also expanded the definition of capital as in effect currently by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now qualify as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other nonqualifying capital instruments currently included in consolidated Tier 1 Capital are permanently grandfathered under the Basel III Rule, subject to certain restrictions. Noncumulative perpetual preferred stock, which now qualifies as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will qualify as Additional Tier 1 Capital. The Basel III Rule also constrains the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event such assets exceed a certain percentage of a bank’s Common Equity Tier 1 Capital.

The Basel III Rule requires:

•	A new required ratio of minimum Common Equity Tier 1 equal to 4.5% of risk-weighted assets;

•	An increase in the minimum required amount of Tier 1 Capital from the current level of 4% of total assets to 6% of risk-weighted assets;

•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1 Capital to total assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

The Basel III Rule maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more. It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

The Basel III Rule revises a number of the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the United States that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, the Basel III Rule did not effect this change, and banks will continue to apply a risk weight of 50% or 100% to their exposure from residential mortgages.

Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects. Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted the Basel III Rule with a one-time election for smaller institutions like the Company and the Bank to opt out of including most elements of AOCI in regulatory capital. This opt-out, which must be made in the first quarter of 2015, would exclude from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. The Company plans to make the opt-out election.

Generally, financial institutions (except for large, internationally active financial institutions) become subject to the new rules on January 1, 2015. However, there will be separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2016 and extend until 2019.

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

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Company elected to, and continues to operate as, a financial holding company.

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

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

U.S. Government Investment in Bank Holding Companies. Events in the U.S. and global financial markets leading up to the global financial crisis, including deterioration of the worldwide credit markets, have created significant challenges for financial institutions throughout the country. In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury’s standards for executive compensation and corporate governance.

On October 14, 2008, the Treasury announced a program that provided Tier 1 capital (in the form of perpetual preferred stock and common stock warrants) to eligible financial institutions. This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”). Eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.

The Company participated in the CPP, but, as approved by the Federal Reserve and the Treasury, in June 2010, the Company redeemed all 56,044 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred”) that the Company issued to Treasury through the CPP. The warrant issued to Treasury by the Company to purchase 396,538 shares of Company common stock, no par value (the “Warrant”), also through the CPP was then sold at auction to a third party in 2011.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Exchange Act. Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

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

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. As such, on December 31, 2009, the Bank prepaid its assessments based on its actual September 30, 2009 assessment base, adjusted quarterly by an estimated 5% annual growth rate through the end of 2012. The FDIC also used the institution’s total base assessment rate in effect on September 30, 2009, increasing it by an annualized three basis points beginning in 2011. The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. The prepaid assessment not exhausted after collection of the amount due on June 30, 2013, was returned to the Bank.

Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Although the legislation provided that non-interest-bearing transaction accounts had unlimited deposit insurance coverage, that program expired on December 31, 2012.

FICO Assessments. The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2013 was approximately 0.0064%.

Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI. The amount of the assessment is calculated on the basis of the bank’s total assets. During the year ended December 31, 2013, the Bank paid supervisory assessments to the DFI totaling $220,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2013. As of December 31, 2013, approximately $53.0 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.

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

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

        Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

State Bank Investments and Activities. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Indiana law. However, under federal law, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Transaction Account Reserves. Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2014: the first $13.3 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $13.3 million to $89.0 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $89.0 million, the reserve requirement is $2,271,000 plus 10% of the aggregate amount of total transaction accounts in excess of $89.0 million. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Indianapolis (the “FHLB”), which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Community Reinvestment Act Requirements. The Community Reinvestment Act requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its Community Reinvestment Act requirements.

                Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities.

                Commercial Real Estate Guidance. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on the Bank’s current loan portfolio, the Bank does not exceed these guidelines.

Consumer Financial Services

There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators. Below are additional recent regulatory developments relating to consumer mortgage lending activities. The Company does not currently expect these provisions to have a significant impact on Bank operations; however, additional compliance resources will be needed to monitor changes.

Ability-to-Repay Requirement and Qualified Mortgage Rule. The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending. First, it significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property and augments federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability-to-repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

On January 10, 2013, the CFPB issued a final rule, effective January 10, 2014, which implements the Dodd-Frank Act’s ability-to-repay requirements and clarifies the presumption of compliance for “qualified mortgages.” In assessing a borrower’s ability to repay a mortgage-related obligation, lenders generally must consider eight underwriting factors:  (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.

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

Servicing. On January 17, 2013, the CFPB announced rules to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing. The new servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property. The new servicing rules also call for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures. The rules provide for an exemption from most of these requirements for “small servicers.” A small servicer is defined as a loan servicer that services 5,000 or fewer mortgage loans and services only mortgage loans that they or an affiliate originated or own. The new servicing rules will take effect on January 10, 2014. Bank management is continuing to evaluate the full impact of these rules and their impact on mortgage servicing operations.

Foreclosure and Loan Modifications. Federal and state laws further impact foreclosures and loan modifications, with many of such laws having the effect of delaying or impeding the foreclosure process on real estate secured loans in default. Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code. In recent years, legislation has been introduced in the U.S. Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not presently proposed. The scope, duration and terms of potential future legislation with similar effect continue to be discussed. The Company cannot predict whether any such legislation will be passed or the impact, if any, it would have on the Company’s business.

Additional Constraints on the Company and Bank

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Volcker Rule. In addition to other implications of the Dodd-Frank Act discussed above, the act amends the BHC Act to require the federal regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule. Thereafter, in reaction to industry concern over the adverse impact to community banks of the treatment of certain collateralized debt instruments in the final rule, the federal regulatory agencies approved an interim final rule to permit banking entities to retain interests in collateralized debt obligations backed primarily by trust preferred securities (TruPS CDOs) from the investment prohibitions contained in the final rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities under $15 billion in assets if the following qualifications are met:

•	The TruPS CDO was established, and the interest was issued, before May 19, 2010;

•	The banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in qualifying TruPS collateral; and

•	The banking entity's interest in the TruPS CDO was acquired on or before December 10, 2013.

While the Volcker Rule has significant implications for many large financial institutions, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company or the Bank, particularly as the Company does not own any TruPS CDOs. The Company may incur costs if it is required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. Until the application of the final rules is fully understood, the precise financial impact of the rule on the Company, the Bank, its customers or the financial industry more generally, cannot be determined.

ITEM 1A. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Worsening general economic or business conditions, where our business is concentrated, could have an adverse effect on our business, results of operations and financial condition.

We operate branch offices in five geographical markets concentrated in Northern Indiana and two full service offices in Central Indiana in the Indianapolis market. Our most mature market, the South Region, includes Kosciusko County and portions of contiguous counties. The Bank was founded in this market in 1872. Warsaw is this region’s primary city. The Bank entered the North Region in 1990, which includes portions of Elkhart and St. Joseph counties. This region includes the cities of Elkhart and South Bend. The Central Region includes portions of Elkhart County and contiguous counties and is anchored by the city of Goshen. The North and Central regions represent relatively older markets for us with nearly 25 years of business activity. We entered the East Region in 1999, which includes Allen and DeKalb counties. Fort Wayne represents the primary city in this market. We have experienced rapid commercial loan growth in this market over the past 14 years. We entered the Indianapolis market in 2006 with the opening of a loan production office in Hamilton County and opened a full service retail and commercial branch in late 2011. We opened a second office in the Indianapolis market in January 2014.

Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. A severe economic downturn began in late 2007 that had broad based impact throughout the United States on the national economy. During the downturn, certain areas of our geographical markets experienced notably worse economic conditions than those suffered by the country at-large. Weak economic conditions were characterized by, among other indicators, deflation, unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of those factors are generally detrimental to our business. While conditions have improved and there have been indications of economic growth both nationally and within our geographic area, the lingering impact of this downturn continues to represent a risk to our business.

As reported for December 2013, the 13 counties in which we operate had unemployment rates between 4.5% and 7.5%, which represent a considerable improvement from prior years. If the overall economic climate in the United States, generally, and our market areas, specifically, fails to continue to improve, our financial condition and the results of operations could be affected, including the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Additionally, we could experience a lack of demand for our products and services, an increase in loan delinquencies and defaults and high or increased levels of problem assets and foreclosures. Moreover, because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

If we do not effectively manage our credit risk, we may experience increased levels of nonperforming loans, charge - offs and delinquencies, which could require further increase in our provision for loan losses.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries, a centralized credit administration department and periodic independent reviews of outstanding loans by our loan review department. However, we cannot make assurances that such approval and monitoring procedures will reduce these credit risks. If the overall economic climate in the United States, generally, and our market areas, specifically, does not continue to improve, or even if it does, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses, which would cause our net income and return on equity to decrease.

Commercial and industrial and agri-business loans make up a significant portion of our loan portfolio.

Commercial and industrial and agri-business loans were $1.156 billion, or approximately 45.6% of our total loan portfolio, as of December 31, 2013. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the borrower involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the general economy. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Whenever possible, we require a personal guarantee on commercial loans. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could adversely affect our business, results of operations and growth prospects.

Our loan portfolio includes commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate loans were $986.2 million, or approximately 38.9% of our total loan portfolio, as of December 31, 2013. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, continued adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

At December 31, 2013, consumer loans totaled $46.1 million, or 1.8% of our total loan and lease portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to commercial loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

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

We establish our allowance for loan losses and maintain it at a level considered adequate by management to absorb probable incurred loan losses that are inherent in the portfolio. The allowance contains provisions for probable incurred losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market areas. The actual amount of loan losses is affected by changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2013, our allowance for loan losses as a percentage of total loans was 1.92% and as a percentage of total nonperforming loans was 204%. Because of the nature of our loan portfolio and our concentration in commercial and industrial loans, which tend to be larger loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance for loan losses is adequate to absorb probable losses on any existing loans, we cannot predict loan losses with certainty and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, results of operations and financial condition.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition and could result in further losses in the future.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, which adversely affects our net income and returns on assets and equity, increases our loan administration costs and adversely affects our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then fair market value, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and our regulatory capital requirements may increase in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

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

During the recent recession, the financial services industry and the credit markets generally were materially and adversely affected by significant declines in asset values and historically depressed levels of liquidity. The liquidity issues were also particularly acute for regional and community banks, as many of the larger financial institutions curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks generally had less access to the capital markets than national and super-regional banks because of their smaller size and limited analyst coverage. Any decline in available funding, similar to the decline experienced during the recession, could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.

Any action or steps to change coverages or eliminate Indiana’s Public Deposit Insurance Fund could require us to find alternative, higher-cost funding sources to replace public fund deposits.

Approximately 25% of our deposits are concentrated in public funds from a small number of municipalities and government agencies. A shift in funding away from public fund deposits would likely increase our cost of funds, as the alternate funding sources, such as brokered certificates of deposit, are higher-cost, less favorable deposits. The inability to maintain these public funds on deposit could result in a material adverse effect on the Bank’s liquidity and could materially impact our ability to grow and remain profitable.

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

To the extent that we grow through acquisitions and branch openings, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve similar risks to those commonly associated with branching but may also involve additional risks, including:

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

Our accounting policies and methods are the basis for how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure they comply with GAAP and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances. The application of that chosen accounting policy or method might result in the Company reporting different amounts than would have been reported under a different alternative. If management’s estimates or assumptions are incorrect, the Company may experience material losses.

Management has identified two accounting policies as being “critical” to the presentation of the Company’s financial condition and results of operations because they require management to make particularly subject and complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to:  (1) determining the fair value and possible other than temporary impairment of investment securities available for sale and (2) the allowance for loan losses. Because of the inherent uncertainty of these estimates, no assurance can be given that the application of alternative policies or methods might not result in the reporting of different amounts of the fair value of securities available for sale, or the allowance for loan losses and, accordingly, net income.

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring, and given the current economic environment, more drastic changes may occur. The implementation of such changes could have a material adverse effect on our financial condition and results of operations.

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

Increased competition in our market may also result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to relax our underwriting standards, we could be exposed to higher losses from lending activities. Moreover, we rely on deposits to be a low cost source of funding, and a loss in our deposit base could cause us to incur higher funding costs. Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets, possess larger lending limits and offer a broader range of financial services than we can offer.

The repeal of federal prohibitions on payment of interest on business demand deposits could increase our interest expense and have a material adverse effect on us.

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

The Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. We face significant capital and other regulatory requirements as a financial institution, including the implementation of heightened capital requirements under the Basel III Rule. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

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

We may be materially and adversely affected by the highly regulated environment in which we operate.

We are subject to extensive federal and state regulation, supervision and examination. A more detailed description of the primary federal and state banking laws and regulations that affect us is contained in the section of this Form 10-K captioned “Supervision and Regulation.” Banking regulations are primarily intended to protect depositors’ funds, FDIC funds, customers and the banking system as a whole, rather than our shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things.

As a bank holding company, we are subject to extensive regulation and supervision and undergo periodic examinations by our regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. Failure to comply with applicable laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties and/or damage to our reputation, which could have a material adverse effect on us. Although we have policies and procedures designed to mitigate the risk of any such violations, there can be no assurance that such violations will not occur.

The laws, regulations, rules, standards, policies and interpretations governing us are constantly evolving and may change significantly over time. For example, on July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that affect how community banks, thrifts and small bank and thrift holding companies will be regulated. In addition, the Federal Reserve, in recent years, has adopted numerous new regulations addressing banks’ overdraft and mortgage lending practices. Further, the CFPB was recently established, with broad powers to supervise and enforce consumer protection laws, and additional consumer protection legislation and regulatory activity is anticipated in the near future.

In addition, in July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rules. The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). The Basel III Rules not only increase most of the required minimum regulatory capital ratios, they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rules also expand the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now generally qualify as Tier 1 Capital will not qualify or their qualifications will change when the Basel III Rules are fully implemented. However, the Basel III Rules permit banking organizations with less than $15 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Basel III Rules have maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital. Generally, financial institutions will become subject to the Basel III Rules on January 1, 2015 with a phase-in period through 2019 for many of the changes.

These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of our business activities and may change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply and could therefore also materially and adversely affect our business, financial condition and results of operations.

Our ability to attract and retain management and key personnel and any damage to our reputation may affect future growth and earnings.

Much of our success and growth has been influenced strongly by our ability to attract and retain management experienced in banking and financial services and familiar with the communities in our market areas. Our ability to retain the executive officers, management teams, branch managers and loan officers at the Bank will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, results of operations and financial condition.

In addition, our business depends on earning and maintaining the trust of our customers and communities. Harm to our reputation could arise from numerous sources; including employee misconduct, compliance failures, litigation or our failure to deliver appropriate levels of service. If any events or circumstances occur which could undermine our reputation, there can be no assurance that the additional costs and expenses we may incur as a result would not have an adverse impact on our business.

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

Although we regularly update our network security, the computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

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

The Bank holds certain investment securities in its wholly-owned subsidiary LCB Investments II, Inc., which is incorporated in Nevada. Pursuant to the State of Indiana’s current tax laws and regulations, we are not subject to Indiana income tax for income earned through that subsidiary. If there are changes in Indiana’s tax laws or interpretations thereof requiring us to pay state taxes for income generated by LCB Investments II, Inc., the resulting tax consequences could increase our effective tax rate or cause us to have a tax liability for prior years.

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

ITEM 2. PROPERTIES

The Company is headquartered in the main office building of the Bank at 202 E. Center Street, Warsaw, Indiana. The Company operates in 54 locations, 50 of which are owned by the Bank and four of which are leased from third parties. In addition, the Company leases the real estate for its four freestanding ATMs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The quarterly high and low closing prices for the Company’s common stock and the cash dividends declared and paid on that common stock are set forth in the table below.

	2013				2012
			Cash				Cash
	High*	Low*	Dividend		High*	Low*	Dividend
Fourth quarter	$39.32	$31.72	$0.190		$27.89	$23.47	$0.340
Third quarter	$34.69	$27.74	$0.190		$28.82	$25.09	$0.170
Second quarter	$28.50	$25.26	$0.190		$26.83	$24.07	$0.170
First quarter	$27.02	$23.92	$0.000	(1)	$27.50	$23.91	$0.155

(1) The Company declared and paid the fourth quarter 2012 dividend in the fourth quarter of 2012 instead of the first quarter of 2013 because of possible tax increases on dividends to individuals.

*  The trading ranges are the high and low prices as obtained from The Nasdaq Stock Market.

The common stock of the Company was first quoted on The Nasdaq Stock Market under the symbol LKFN in August 1997. Currently, the Company’s common stock is listed for trading on the Nasdaq Global Select Market under the symbol “LKFN”. On December 31, 2013, the Company had approximately 365 stockholders of record and estimates that it has approximately 2,200 stockholders in total.

The Company paid dividends on its common stock as set forth in the table above. The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2013 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available
	Number of securities to be	Weighted-average	for future issuance
	issued upon exercise of	exercise price of	under equity
Plan category	outstanding options	outstanding options	compensation plans
Equity compensation plans
approved by security
holders(1)(2)(3)	71,000	$22.89	290,578

Equity compensation plans
not approved by security
holders	0	0.00	0
Total	71,000	$22.89	290,578

(1)  Lakeland Financial Corporation 1997 Share Incentive Plan adopted on April 14, 1998 by the Board of Directors.
(2)  Lakeland Financial Corporation 2008 Equity Incentive Plan adopted on May 14, 2008 by the Board of Directors.
(3) Lakeland Financial Corporation 2013 Equity Incentive Plan adopted on April 9, 2013 by the Board of Directors.

STOCK PRICE PERFORMANCE GRAPH

The graph below compares the cumulative total return of the Company, the Nasdaq Market Index, and the NASDAQ Bank Index.

Total Return Performance
Lakeland Financial Corporation
NASDAQ Composite
NASDAQ Bank
Index Value
300
250
200
150
100
50
0
2008
2009
2010
2011
2012
2013

INDEX	2008	2009	2010	2011	2012	2013
Lakeland Financial Corporation	$100.00	$74.69	$96.01	$118.94	$122.71	$188.74
NASDAQ Market Index	100.00	145.36	171.74	170.38	200.63	281.22
NASDAQ Bank Index	100.00	83.70	95.55	85.52	101.50	143.84

The above returns assume $100 invested on December 31, 2008 and dividends were reinvested.

The following table provides information about purchases by the Company and its affiliates during the quarter ended December 31, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

10/01/13-10/31/13	0	$0.00	0	$0.00
11/01/13-11/30/13	522	35.51	0	0.00
12/01/13-12/31/13	0	0.00	0	0.00

Total	522	$35.51	0	$0.00

The shares purchased during the quarter were credited to the deferred share accounts of nine nonemployee directors under the Company’s directors’ deferred compensation plan.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands except share and per share data)	2013	2012	2011	2010	2009
Ending period balances
Assets	$3,175,764	$3,064,144	$2,889,688	$2,681,926	$2,571,505
Deposits	2,546,068	2,581,756	2,412,696	2,201,025	1,851,125
Loans	2,535,098	2,257,520	2,233,709	2,089,959	2,012,010
Allowance for loan losses	48,797	51,445	53,400	45,007	32,073
Total equity	321,964	297,828	273,289	247,086	280,083
Average balances
Total assets	$3,009,738	$2,976,239	$2,792,770	$2,652,624	$2,446,953
Earning assets	2,833,505	2,720,783	2,642,158	2,522,360	2,325,259
Investments	474,711	477,010	447,620	430,615	399,342
Loans	2,343,422	2,216,131	2,148,046	2,049,209	1,901,746
Total deposits	2,505,341	2,505,195	2,325,964	2,132,608	1,870,231
Interest bearing deposits	2,087,870	2,151,094	2,015,440	1,866,184	1,641,222
Interest bearing liabilities	2,265,303	2,316,375	2,206,714	2,107,351	1,986,239
Total equity	310,627	287,866	260,335	262,861	212,351
Income statement data
Net interest income	$90,439	$87,671	$92,080	$92,653	$80,281
Net interest income-fully tax equivalent	92,235	89,277	93,664	94,028	81,528
Provision for loan loss	0	2,549	13,800	23,947	21,202
Non-interest income	30,737	25,196	22,205	21,509	22,244
Non-interest expense	62,778	57,742	55,105	53,435	53,475
Net income	38,839	35,394	30,662	24,543	18,979
Net income available to shareholders	38,839	35,394	30,662	21,356	16,285
Per share data
Basic net income per common share	$2.36	$2.17	$1.89	$1.32	$1.27
Diluted net income per common share	2.33	2.15	1.88	1.32	1.26
Cash dividends declared per common share	0.57	0.84	0.62	0.62	0.62
Book value per common share	19.54	18.18	16.85	15.28	14.06
Basic weighted average common shares outstanding	16,436,131	16,323,870	16,204,952	16,120,606	12,851,845
Diluted weighted average common shares outstanding	16,634,338	16,482,937	16,324,644	16,213,747	12,952,444
Key ratios
Return on average assets	1.29%	1.19%	1.10%	0.93%	0.78%
Return on average total equity	12.50%	12.30%	11.78%	9.34%	8.94%
Efficiency	51.81%	51.16%	48.22%	46.81%	52.16%
Equity to average assets	10.32%	9.67%	9.32%	9.91%	8.68%
Net interest margin	3.26%	3.28%	3.54%	3.73%	3.51%
Net charge offs to average loans	0.11%	0.20%	0.25%	0.54%	0.42%
Loan loss reserve to total loans	1.92%	2.28%	2.39%	2.15%	1.59%
Nonperforming assets to total loans	0.96%	1.40%	1.86%	1.95%	1.57%
Dividend payout	24.15%	38.47%	32.80%	46.97%	48.82%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income in 2013 was $38.8 million, up 10% from $35.4 million in 2012 and up from $30.7 million in 2011. Diluted net income per common share was $2.33 in 2013, $2.15 in 2012, and $1.88 in 2011. Return on average total assets was 1.29% in 2013 compared to 1.19% in 2012, and 1.10% in 2011. Return on average common shareholders’ equity was 12.50% in 2013 versus 12.30% in 2012, and 11.78% in 2011. The dividend payout ratio was 24.15% in 2013, 38.47% in 2012 and 32.80% in 2011. The equity to average assets ratio was 10.32% in 2013 compared to 9.67% in 2012 and 9.32% in 2011.

Net income in 2013 was positively impacted by a $5.5 million increase in noninterest income, a $2.8 million increase in net interest income and a $2.5 million decrease in the provision for loan losses. Offsetting these positive impacts was a $5.0 million increase in noninterest expense. Net income in 2012, as compared to 2011, was positively impacted by an $11.3 million decrease in provision for loan losses and a $3.0 million increase in noninterest income. Offsetting these positive impacts was a $4.4 million decrease in net interest income and a $2.6 million increase in noninterest expense.

Total assets were $3.176 billion as of December 31, 2013 versus $3.064 billion as of December 31, 2012, an increase of $111.6 million or 3.6%. This increase was primarily due to a $277.6 million increase in total loans.

CRITICAL ACCOUNTING POLICIES

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances which could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation and other-than-temporary impairment of investment securities.

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

The determination of the appropriate allowance is inherently subjective, as it requires significant estimates by management. The Company has an established process to determine the adequacy of the allowance for loan losses that generally includes consideration of the following factors: changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions that may affect the borrowers’ ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. With respect to specific allocation levels for individual credits, management considers the amounts and timing of expected future cash flows and the current valuation of collateral as the primary measures. Management also considers trends in adversely classified loans based upon an ongoing review of those credits. With respect to pools of similar loans, allocations are assigned based upon historical experience unless the rate of loss is expected to be greater than historical losses as noted below. A detailed analysis is performed on loans that are classified but determined not to be impaired which incorporates probability of default with a loss given default scenario to develop non-specific allocations for the loan pool. These allocations may be adjusted based on the other factors cited above. An appropriate level of general allowance for pooled loans is determined after considering the following: application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentration, new industry lending activity and general economic conditions. It is also possible that the following could affect the overall process: social, political, economic and terrorist events or activities. All of these factors are susceptible to change, which may be significant. As a result of this detailed process, the allowance results in two forms of allocations, specific and general. These two components represent the total allowance for loan losses deemed adequate to cover probable losses inherent in the loan portfolio.

Commercial loans are subject to a dual standardized grading process administered by the credit administration function. These grade assignments are performed independent of each other and a loan may or may not be graded the same. Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individual credit that indicate the loan is impaired. Considerations with respect to specific allocations for these individual credits include, but are not limited to, the following: (a) does the customer’s cash flow or net worth appear insufficient to repay the loan; (b) is there adequate collateral to repay the loan; (c) has the loan been criticized in a regulatory examination; (d) is the loan impaired; (e) are there other reasons where the ultimate collectability of the loan is in question; or (f) are there unique loan characteristics that require special monitoring.

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

Valuation and Other-Than-Temporary Impairment of Investment Securities

The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges or pricing models, which utilize significant observable inputs such as matrix pricing. This is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Different judgments and assumptions used in pricing could result in different estimates of value. The fair value of certain securities is determined using unobservable inputs, primarily observable inputs of similar securities.

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

An additional independent analysis was performed for the non-agency residential mortgage-backed securities to determine if other-than-temporary impairment needed to be recorded for these securities. The independent analysis utilized third party data sources which were then included in projections of the cash flows of the individual securities under several different scenarios based upon assumptions of collateral defaults, prepayment speeds, expected losses and the severity of potential losses. Based upon the initial review using the analysis created with third party sources, securities were identified for further analysis. For any that were identified, management made assumptions as to prepayment speeds, default rates, severity of losses and lag time until losses are actually recorded for each security based upon historical data for each security and other factors. Cash flows for each security using these assumptions were generated and the net present value was computed using an appropriate discount rate (the original accounting yield) for the individual security. The net present value was then compared to the book value of the security to determine if there was any other-than-temporary impairment that must be recorded. During 2013, all non-agency mortgage-backed securities owned as of December 31, 2012 were sold and no additional non-agency mortgage-backed securities were purchased.

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

RESULTS OF OPERATIONS

Overview

Selected income statement information for the years ended December 31, 2013, 2012 and 2011 is presented in the following table.

(dollars in thousands)	2013	2012	2011
Income Statement Summary:
Net interest income	$90,439	$85,122	$78,280
Provision for loan losses	0	2,549	13,800
Noninterest income	30,737	25,196	22,205
Noninterest expense	62,778	57,742	55,105
Other Data:
Efficiency ratio	51.81%	51.16%	48.22%
Dilutive EPS	$2.33	$2.15	$1.88
Tangible capital ratio	10.05%	9.63%	9.36%
Net charge-offs to average loans	0.11%	0.20%	0.25%

Net Income

Net income was $38.8 million in 2013, an increase of $3.4 million, or 9.7%, versus net income of $35.4 million in 2012. Net interest income increased $2.8 million, or 3.2%, to $90.4 million versus $87.7 million in 2012. Net interest income increased primarily due to a 4.1% increase in average earning assets. Significantly affecting average earning assets during 2013 was an increase of 7.4% in the commercial loan portfolio, which reflects our continuing strategic focus on commercial lending, combined with a decrease in noninterest earning cash and due from banks. In addition, noninterest bearing demand deposits increased while interest bearing liabilities decreased. The net interest margin was 3.26% in 2013 versus 3.28% in 2012. The stable margin reflected a decline in funding costs offset by lower yields on earning assets.

Net income was $35.4 million in 2012, an increase of $4.7 million, or 15.4%, versus net income of $30.7 million in 2011. Net interest income decreased $4.4 million, or 4.8%, to $87.7 million versus $92.1 million in 2011. Net interest income decreased primarily due to the decrease of the net interest margin from 3.54% in 2011 to 3.28% in 2012 resulting from a decrease in interest income from earning assets as market rates decreased from 2011. Partially offsetting this decrease was interest income earned from a 3.0% increase in average earning assets. A 3.9% increase in average commercial loans also contributed to the increase.

Net Interest Income

The following table presents a three-year average balance sheet and, for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31.

THREE YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

(fully tax equivalent	2013			2012			2011
basis, dollars in	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
thousands)	Balance	Income	Rate	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$2,334,857	$98,757	4.23%	$2,206,600	$102,749	4.66%	$2,137,748	$104,936	4.91%
Tax exempt (1)	8,565	609	7.11	9,531	660	6.93	10,298	700	6.80
Investments: (1)
Available for sale	474,711	10,111	2.13	477,010	12,498	2.62	447,620	17,686	3.95
Short-term investments	6,515	5	0.08	25,299	24	0.09	17,830	23	0.13
Interest bearing deposits	8,857	50	0.56	2,343	44	1.88	28,662	131	0.46
Total earning assets	$2,833,505	$109,532	3.87%	$2,720,783	$115,975	4.26%	$2,642,158	$123,476	4.67%
Less: Allowance for loan losses	(50,651)			(52,795)			(50,243)
Nonearning Assets
Cash and due from banks	79,014			178,322			74,854
Premises and equipment	36,544			34,945			31,260
Other nonearning assets	111,326			94,984			94,741
Total assets	$3,009,738			$2,976,239			$2,792,770

Interest Bearing Liabilities
Savings deposits	$229,440	$634	0.28%	$195,666	$697	0.36%	$168,470	$930	0.55%
Interest bearing checking accounts	1,028,224	5,287	0.51	1,002,418	9,012	0.90	879,295	10,569	1.20
Time deposits:
In denominations under $100,000	327,736	4,574	1.40	389,894	6,885	1.77	356,286	6,960	1.95
In denominations over $100,000	502,470	5,250	1.04	563,116	8,073	1.43	611,389	9,276	1.52
Miscellaneous short-term borrowings	145,030	490	0.34	119,314	441	0.37	145,306	612	0.42
Long-term borrowings and
subordinated debentures (4)	32,403	1,062	3.28	45,967	1,590	3.46	45,968	1,465	3.19
Total interest bearing liabilities	$2,265,303	$17,297	0.76%	$2,316,375	$26,698	1.15%	$2,206,714	$29,812	1.35%
Noninterest Bearing Liabilities
Demand deposits	417,471			354,101			310,524
Other liabilities	16,337			17,897			15,197
Stockholders' Equity	310,627			287,866			260,335
Total liabilities and stockholders' equity	$3,009,738			$2,976,239			$2,792,770

Interest Margin Recap
Interest income/average earning assets		109,532	3.87		115,975	4.26		123,476	4.67
Interest expense/average earning assets		17,297	0.61		26,698	0.98		29,812	1.13
Net interest income and margin		$92,235	3.26%		$89,277	3.28%		$93,664	3.54%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2013, 2012 and 2011. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2013, 2012 and 2011, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.
(4)	Long-term borrowings and subordinated debentures interest expense was reduced by interest capitalized on construction in process for 2013 and 2011.

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

NET INTEREST INCOME – RATE/VOLUME ANALYSIS (fully tax equivalent basis, dollars in thousands)

	2013 Over (Under) 2012 (1)			2012 Over (Under) 2011 (1)
	Attributable to		Total	Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Income (2)
Loans:
Taxable	$5,760	$(9,752)	$(3,992)	$3,313	$(5,500)	$(2,187)
Tax exempt	(68)	17	(51)	(53)	13	(40)
Investments:
Available for sale	(60)	(2,327)	(2,387)	1,097	(6,285)	(5,188)
Short-term investments	(15)	(4)	(19)	8	(7)	1
Interest bearing deposits	54	(48)	6	(206)	119	(87)
Total interest income	5,671	(12,114)	(6,443)	4,159	(11,660)	(7,501)

Interest Expense
Savings deposits	109	(172)	(63)	133	(366)	(233)
Interest bearing checking accounts	226	(3,951)	(3,725)	1,347	(2,904)	(1,557)
Time deposits:
In denominations under $100,000	(998)	(1,313)	(2,311)	625	(700)	(75)
In denominations over $100,000	(802)	(2,021)	(2,823)	(709)	(494)	(1,203)
Miscellaneous short-term borrowings	89	(40)	49	(102)	(69)	(171)
Long-term borrowings and
subordinated debentures	(448)	(80)	(528)	0	125	125
Total interest expense	(1,824)	(7,577)	(9,401)	1,294	(4,408)	(3,114)
Net Interest Income	$7,495	$(4,537)	$2,958	$2,865	$(7,252)	$(4,387)

(1)
The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2013, 2012 and 2011. The changes in volume represent "changes in volume times the old rate". The changes in rate represent "changes in rate times the old volume". The changes in rate/volume were also calculated by "change in rate times change in volume" and allocated consistently based upon the relative absolute values of the changes in volume and changes in rate.

(2)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2013, 2012 and 2011. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.

The decreases in the Company’s yields on average earning assets resulted from decreases in market rates overall, including declines in investment and loan portfolio yields during 2013 and 2012. One factor that contributed to the decline in investment portfolio yields throughout 2013 and 2012 was an ongoing strategic realignment of the portfolio with respect to private label mortgage-backed securities. Another factor that contributed to the decline in the investment portfolio yields throughout 2012 and into 2013 was the impact of increased prepayments of agency mortgage-backed securities. In an ongoing effort to reduce the risk of incurring additional other-than-temporary impairment on certain private label mortgage-backed securities and to improve the overall quality of the securities in the investment portfolio, the Company sold a significant portion of these securities in March 2011, August 2012, September 2012 and the remaining securities in September 2013 as part of the ongoing strategic realignment of its securities portfolio. These actions impacted investment portfolio performance as the proceeds from the sale of the higher yielding non-agency residential mortgage-backed securities were invested in lower yielding securities during 2013 and 2012.

With respect to the impact of the increased prepayments of agency mortgage-backed securities during 2012, there were two significant impacts, both of which became more pronounced as 2012 progressed. The Company’s investment portfolio contained a significant concentration of agency mortgage-backed securities. As a result of actions by the Federal Reserve Bank, including the announcement of Qualitative Easing #3 (QE3) late in the third quarter of 2012, market mortgage rates continued to decline throughout 2012. As a result, the industry experienced a significant increase in the refinancing of mortgages. This widespread refinancing resulted in the prepayment of existing agency mortgage-backed securities, including those held in the Company’s investment portfolio. As a result of these prepayments, the proceeds were reinvested in lower yielding securities, thereby reducing the net interest margin. Refinancing and the resulting prepayments tapered off during 2013 as mortgage rates began to rise.

In addition, since the Company purchased many of these agency mortgage-backed securities at a premium, the prepayment of these types of securities had an additional negative impact on the net interest margin of the Company. The prepayment of these securities has resulted in the Company accelerating the amortization of the purchase premium associated with these securities. The impact of this accelerated amortization of purchase premium significantly impacted investment portfolio performance, and thereby the Company’s net interest margin. The Company was negatively affected by the accelerated premium amortization throughout 2012, but it became more pronounced and impactful in the third and fourth quarter of that year. The acceleration of premium amortization negatively affected the yield on agency mortgage-backed securities by 0.64% in the first quarter, 0.78% in the second quarter, 0.66% in the third quarter and 1.58% in the fourth quarter. As a result, the agency mortgage-backed securities, which averaged $366.8 million in 2012, produced yields of 2.53% in the first quarter, 2.34% in the second quarter, 1.79% in the third quarter and 0.79% in the fourth quarter. As of December 31, 2012, the Company’s investment portfolio contained a total of 137 agency mortgage-backed securities with a total book value of $359.3 million. Of that total, 127, with a current book value of $352.7 million, were purchased at a premium over issuance price. The total premium at the time of purchase for these securities was $30.2 million. At December 31, 2012, 108 of the agency mortgage-backed securities purchased at a premium still had premium remaining. This remaining unamortized premium associated with these securities at December 31, 2012 was $14.7 million. The agency mortgage-backed securities produced yields of 1.93% in the first quarter, 1.51% in the second quarter, 1.11% in third quarter and 0.90% in the fourth quarter of 2013.

As a result of competitive pressures and the overall low interest rate environment in the market the Company serves, yields on commercial loans declined in 2013. These declines were impacted both by more aggressive pricing on new loan opportunities and by the scheduled amortization of existing fixed rate commercial loans.

There were decreases in yields across all funding sources driven by declining market rates during 2013. The same was true during 2012 even though the Company increased average interest bearing transaction accounts $123.6 million to fund loan growth. The increase in interest bearing transaction accounts was driven primarily by our promotion of the Company’s Rewards Checking product, which pays a higher interest rate on balances up to a maximum balance amount when certain conditions are met during each interest cycle. Growth in the commercial loan portfolio accounted for most of the growth in loans during both 2013 and 2012. Management believes that the growth in the loan portfolio will likely continue in a measured, but prudent, fashion as a result of our strategic focus on commercial lending, including commercial real estate lending, and in conjunction with the general expansion and penetration of the geographical markets the Company serves, as well as our ongoing expansion in the Indianapolis market.

Provision for Loan Losses

No provision for loan loss expense was recorded in 2013, resulting in an allowance for loan losses at December 31, 2013 of $48.8 million, which represented 1.92% of the loan portfolio, versus a provision for loan loss expense of $2.5 million in 2012 and an allowance for loan losses of $51.4 million at the end of 2012, which represented 2.28% of the loan portfolio. The lower provision in 2013 versus 2012 was attributable to a number of factors but was primarily a result of stabilization or improvement in key loan quality metrics, including a decrease in net charge-offs, strong reserve coverage of nonperforming loans, a decrease in historical loss percentages, continuing signs of stabilization in economic conditions in the Company’s markets and general signs of improvement in borrower performance and future prospects. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

The provision for loan loss expense decreased to $2.5 million in 2012, which resulted in an allowance for loan losses at December 31, 2012 of $51.4 million, and which represented 2.28% of the loan portfolio, versus a provision for loan loss expense of $13.8 million in 2011 and an allowance for loan losses of $53.4 million at the end of 2011, which represented 2.39% of the loan portfolio. The lower provision in 2012 versus 2011 was attributable to a number of factors but was primarily a result of stabilization or improvement in key loan quality metrics, including a decrease in net charge-offs, strong reserve coverage of nonperforming loans, a decrease in historical loss percentages, continuing signs of stabilization in economic conditions in the Company’s markets and general signs of improvement in borrower performance and future prospects. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses.

Noninterest Income

The following table presents changes in the components of noninterest income for the years ended December 31.

					% Change From
					Prior Year
(dollars in thousands)	2013		2012	2011	2013	2012
Wealth advisory fees	$3,847		$3,823	$3,462	0.6%	10.4%
Investment brokerage fees	4,736		3,061	2,560	54.7%	19.6%
Service charges on deposit accounts	8,806		8,015	7,950	9.9%	0.8%
Loan, insurance and service fees	6,404		5,876	4,909	9.0%	19.7%
Merchant card fee income	1,265		1,130	960	11.9%	17.7%
Bank owned life insurance	1,653		973	995	69.9%	-2.2%
Other income	2,488		1,174	822	111.9%	42.8%
Mortgage banking income	1,431		2,546	1,000	-43.8%	154.6%
Net securities gains (losses)	107		(376)	(167)	-128.5%	125.1%
Net impairment loss recognized in earnings	0		(1,026)	(286)	-100.0%	258.7%
Total noninterest income	$30,737		$25,196	$22,205	22.0%	13.5%
Noninterest income to total revenue	25.4%	%	22.3% %	19.4% %

        Noninterest income was $30.7 million in 2013 versus $25.2 million in 2012, an increase of $5.5 million, or 22.0%. The increase was primarily driven by a $1.7 million increase in investment brokerage fees due to a shift towards fixed income investments by clients, which generally have a more favorable revenue impact to the Company. Other income increased $1.3 million due to fees from interest rate swaps as well as rental income from operating leases. The Company implemented an interest rate derivative program for commercial loan clients in 2013. In addition, no other-than-temporary impairment was recorded during 2013, versus $1.0 million recorded during 2012. Noninterest income was negatively impacted by a $1.1 million decrease in mortgage banking income due to lower volumes as a result of higher mortgage interest rates.

Noninterest income was $25.2 million in 2012 versus $22.2 million in 2011, an increase of $3.0 million, or 13.5%. The increase was primarily driven by a $1.5 million increase in mortgage banking income due to higher loan volumes. Loan, insurance and service fees increased $967,000, or 19.7%, driven by higher fee income on increased debit card activity generated by requirements under the Rewards Checking product. Investment brokerage fees increased $501,000, or 19.6%, driven by a favorable mix in product sales and by higher trading volumes. Wealth advisory fees increased $361,000, or 10.4%. In addition, other income increased by $352,000, or 42.8%, primarily due to fewer write downs recorded on other real estate owned and gains on sales of other real estate owned for which write downs had previously been recorded in 2011. Noninterest income was negatively impacted by an increase of $740,000, or 258.7%, in other-than-temporary impairment on non-agency residential mortgage-backed securities. The Company subsequently sold twelve securities including the five on which it had previously recorded other-than-temporary impairment. The sale of these securities resulted in net losses of $376,000.

Noninterest Expense

The following table presents changes in the components of noninterest expense for the years ended December 31.

				% Change From
				Prior Year
(dollars in thousands)	2013	2012	2011	2013	2012
Salaries and employee benefits	$37,176	$34,539	$32,807	7.6%	5.3%
Net occupancy expense	3,376	3,296	3,106	2.4%	6.1%
Equipment costs	2,831	2,572	2,204	10.1%	16.7%
Data processing fees and supplies	5,635	4,378	3,655	28.7%	19.8%
Corporate and business development	1,777	1,666	1,551	6.7%	7.4%
FDIC insurance and other regulatory fees	1,855	2,097	2,535	-11.5%	-17.3%
Professional fees	3,171	2,453	2,584	29.3%	-5.1%
Other expense	6,957	6,741	6,663	3.2%	1.2%
Total noninterest expense	$62,778	$57,742	$55,105	8.7%	4.8%

Noninterest expense was $62.8 million in 2013 versus $57.7 million in 2012, an increase of $5.0 million, or 8.7%. Salaries and employee benefits increased by $2.6 million, driven by staff additions, normal salary increases, higher health insurance costs and higher performance based compensation costs. Data processing fees increased by $1.3 million driven by a larger customer base as well as greater utilizations of services from the Company’s core processor and related technology vendors.

Noninterest expense was $57.7 million in 2012 versus $55.1 million in 2011. Salaries and employee benefits increased by $1.7 million, or 5.3%, in 2012 versus 2011. The increase was driven by staff additions, as well as normal salary increases. In addition, salaries and employee benefits were impacted by higher pension expense related to participants taking lump-sum distributions. Data processing fees increased by $723,000 driven by a larger customer base as well as greater utilizations of services from the Company’s core processor and related technology vendors. Equipment costs increased by $368,000 driven by higher depreciation expense. In addition, during 2012 FDIC insurance and regulatory fees decreased by $438,000, primarily due to lower FDIC premiums.

Income Taxes

The Company recognized income tax expense in 2013 of $19.6 million, compared to $17.2 million in 2012, and $14.7 million in 2011. The effective tax rate in 2013 was 33.5% compared to 32.7% in 2012, and 32.4% in 2011. The effective tax rate was higher in 2013 compared to 2012 and 2011 due to an additional provision for income taxes related to a revaluation of the Company’s state deferred tax items. For a detailed analysis of the Company’s income taxes see Note 13 of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

Overview

Total assets of the Company were $3.176 billion as of December 31, 2013, an increase of $111.6 million, or 3.6%, when compared to $3.064 billion as of December 31, 2012. Total loans increased by $277.6 million, or 12.3%, to $2.535 billion at December 31, 2013 from $2.258 billion at December 31, 2012. Funding for the loan growth came from a $169.1 million decrease in cash and cash equivalents as well as a $140.0 million increase in short-term borrowings.

Uses of Funds
Investment Portfolio

The amortized cost and the fair value of securities as of December 31, 2013, 2012 and 2011 were as follows:

	2013		2012		2011
(fully tax equivalent basis, dollars in	Amortized	Fair	Amortized	Fair	Amortized	Fair
thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Treasury securities	$1,001	$1,017	$1,002	$1,037	$1,003	$1,055
U.S. Government sponsored agencies	0	0	5,026	5,304	5,033	5,277
Agency residential mortgage-backed securities	374,611	371,977	359,326	365,644	342,036	350,102
Non-agency residential mortgage-backed securities	0	0	6,211	6,453	34,241	32,207
State and municipal securities	95,388	95,973	83,263	88,583	73,467	78,750

Total debt securities available for sale	$471,000	$468,967	$454,828	$467,021	$455,780	$467,391

At year-end 2013, 2012 and 2011, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity. See Note 2 for more information on these investments.

Purchases of securities available for sale totaled $167.5 million in 2013, $161.6 million in 2012 and $179.3 million in 2011. Securities sales totaled $30.0 million in 2013, $27.9 million in 2012 and $73.3 million in 2011. Paydowns from prepayments and scheduled payments of $104.6 million, $120.1 million and $74.8 million were received in 2013, 2012 and 2011, and the amortization of premiums, net of the accretion of discounts, was $8.9 million, $8.2 million and $3.6 million. Maturities and calls of securities totaled $8.0 million, $5.0 million and $9.3 million in 2013, 2012 and 2011. Other-than-temporary impairment of $1.0 million and $286,000 was recognized on non-agency residential mortgage-backed securities in 2012 and 2011. No other-than-temporary impairment was recognized in 2013. The investment portfolio is managed to provide for an appropriate balance between, liquidity, credit risk and investment return and to limit the Company’s exposure to risk to an acceptable level.

During the third quarter of 2012, the Company sold nine non-agency residential mortgage-backed securities as part of a strategic realignment of the investment portfolio. The securities sold had a book value of $20.7 million and a fair value of $19.5 million. The sales included all five of the non-agency residential mortgage-backed securities on which the Company had previously recognized other-than-temporary impairment. One of the non-agency residential mortgage-backed securities owned at December 31, 2011 paid off in May 2012. During the third quarter of 2013, the Company sold the four remaining non-agency mortgage-backed securities. The securities sold had a book value of $3.8 million and a fair value of $3.9 million.

The weighted average yields and maturity distribution for the securities portfolio at December 31, 2013, were as follows:

	Within		After One		After five Years		Over Ten
	One Year		Within five Years		Within Ten years		Years
	Fair		Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield
(fully tax equivalent, basis, dollars in thousands)
U.S. Treasury securities	$1,017	2.26%	$0	0.00%	$0	0.00%	$0	0.00%
U.S. Government sponsored agencies	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Agency residential mortgage-backed securities	0	0.00%	6,327	3.20%	85,267	1.59%	280,383	2.77%
State and municipal securities	3,274	5.49%	16,382	3.87%	42,035	3.25%	34,282	3.40%
Total Securities	$4,291	4.72%	$22,709	3.68%	$127,302	2.14%	$314,665	2.84%

The company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds in the Volcker Rule.

Real Estate Mortgage Loans HFS

Real estate mortgages held for sale decreased by $7.7 million to $1.8 million at December 31, 2013 from $9.5 million at December 31, 2012. This asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells almost all of the mortgage loans it originates on the secondary market. Proceeds from sales totaled $91.0 million in 2013, $115.2 million in 2012 and $82.2 million in 2011. As mortgage rates increase from their historically low levels in 2012 and the first part of 2013, we expect that proceeds from sales will continue to decrease.

Loan Portfolio

The loan portfolio by class as of December 31, 2013, 2012, 2011, 2010 and 2009 was as follows:

(dollars in thousands)	2013	2012	2011	2010	2009
Commercial and industrial loans:
Working capital lines of credit loans	$457,690	$439,638	$373,768	$281,546	$235,202
Non-working capital loans	443,877	407,184	377,388	384,138	394,408
Total commercial and industrial loans	901,567	846,822	751,156	665,684	629,610
Commercial real estate and multi-family residential loans:
Construction and land development loans	157,630	82,494	82,284	106,980	166,959
Owner occupied loans	370,386	358,617	346,669	329,760	348,904
Nonowner occupied loans	394,748	314,889	385,090	355,393	257,373
Multifamily loans	63,443	45,011	38,477	24,158	26,558
Total commercial real estate and multi-family residential loans	986,207	801,011	852,520	816,291	799,794
Agri-business and agricultural loans:
Loans secured by farmland	133,458	109,147	118,224	111,961	112,241
Loans for agricultural production	120,571	115,572	119,705	117,518	82,765
Total agri-business and agricultural loans	254,029	224,719	237,929	229,479	195,006
Other commercial loans	70,770	56,807	58,278	38,778	30,497
Total commercial loans	2,212,573	1,929,359	1,899,883	1,750,232	1,654,907
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	125,444	109,823	106,999	103,118	117,619
Open end and junior lien loans	146,946	161,366	175,694	182,325	174,641
Residential construction and land development loans	4,640	11,541	5,462	4,140	7,471
Total consumer 1-4 family mortgage loans	277,030	282,730	288,155	289,583	299,731
Other consumer loans	46,125	45,755	45,999	51,123	59,179
Total consumer loans	323,155	328,485	334,154	340,706	358,910
Subtotal	2,535,728	2,257,844	2,234,037	2,090,938	2,013,817
Less: Allowance for loan losses	(48,797)	(51,445)	(53,400)	(45,007)	(32,073)
Net deferred loan fees	(630)	(324)	(328)	(979)	(1,807)
Loans, net	$2,486,301	$2,206,075	$2,180,309	$2,044,952	$1,979,937

The ratio of loans to total loans by portfolio segment as of December 31, 2013, 2012, 2011, 2010 and 2009 were as follows:

	2013	2012	2011	2010	2009

Commercial and industrial loans	35.55%	37.50%	33.62%	31.84%	31.27%
Commercial real estate and multi-family residential loans	38.89%	35.48%	38.16%	39.04%	39.72%
Agri-business and agricultural loans	10.02%	9.95%	10.65%	10.98%	9.68%
Other commercial loans	2.79%	2.52%	2.61%	1.85%	1.51%
Consumer 1-4 family mortgage loans	10.93%	12.52%	12.90%	13.85%	14.88%
Other consumer loans	1.82%	2.03%	2.06%	2.44%	2.94%
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

In 2013 loan balances increased by $280.7 million, which is net of approximately $81.7 million in loans originated and sold and $491,000 transferred to other real estate in 2013. In 2012, loan balances increased by $28.7 million, which is net of approximately $119.6 million in loans originated and sold and $413,000 transferred to other real estate in 2012. In 2011, loan balances increased by $150.1 million, which is net of approximately $78.4 million in loans originated and sold and $958,000 transferred to other real estate in 2011.

The mix of loan types within the Company’s portfolio continued a trend toward a higher percentage of the total loan portfolio being in commercial loans. This general increase in commercial loans was a result of the Company’s long standing strategic plan that is focused on expanding and growing the commercial lending business.

The residential construction and land development loans class included construction loans totaling $3.8 million, $10.7 million, $4.3 million, $2.6 million, $5.8 million and $6.5 million as of December 31, 2013, 2012, 2011, 2010, and 2009. The Bank generally sells conforming mortgage loans which it originates on the secondary market. These loans generally represent mortgage loans that are made to clients with long-term or substantial relationships with the Bank on terms consistent with secondary market requirements. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.

Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2013.

		Residential
		Real
		Estate		Line of
(dollars in thousands)	Commercial	Mortgage	Installment	Credit	Total	Percent
Within one year	$1,120,974	$15,776	$11,698	$28,621	$1,177,069	46.42%
After one year, within five years	945,398	44,564	22,436	69,983	1,082,381	42.69
Over five years	172,462	32,327	2,283	45,307	252,379	9.95
Nonaccrual loans	22,189	1,152	267	291	23,899	0.94
Total loans	$2,261,023	$93,819	$36,684	$144,202	$2,535,728	100.00%

At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.

Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2013 amounted to $602,000 and $733,000, respectively.

Bank Owned Life Insurance

Bank owned life insurance increased slightly to $62.9 million at December 31, 2013 and by $21.2 million to $61.1 million at December 31, 2012 from $40.0 million at December 31, 2011. This increase during 2012 was primarily to help offset employee benefit plan expenses, which have continued to increase since 2002, by providing investment income from the securities the life insurance is invested in.

Sources of Funds

The average daily deposits and borrowings and the average rates paid on those deposits and borrowings for the years ended December 31, 2013, 2012 and 2011 are summarized in the following table:

							% Change From
	2013		2012		2011		Prior year
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	2013	2012
Demand deposits	$417,471	0.00%	$354,101	0.00%	$310,524	0.00%	18%	14%
Savings and transaction accounts:
Regular savings	229,440	0.28	195,666	0.36	168,470	0.55	17	16
Interest bearing checking	1,028,224	0.51	1,002,418	0.90	879,295	1.20	3	14
Time deposits:
Deposits of $100,000 or more	502,470	1.04	563,116	1.43	611,389	1.52	(11)	(8)
Other time deposits	327,736	1.40	389,894	1.77	356,286	1.95	(16)	9
Total deposits	$2,505,341	0.63%	$2,505,195	0.98%	$2,325,964	1.19%	0	8
FHLB advances and other borrowings	177,433	0.89	165,281	1.23	191,274	1.12	7	(14)
Total funding sources	$2,682,774	0.76%	$2,670,476	1.15%	$2,517,238	1.35%	0	6

Time deposits as of December 31, 2013 will mature as follows:

	$100,000	% of		% of
(dollars in thousands)	or more	Total	Other	Total
Within three months	$67,720	15.52%	$42,235	14.48%
Over three months, within six months	72,072	16.52	39,506	13.55
Over six months, within twelve months	137,284	31.47	66,148	22.69
Over twelve months	159,167	36.49	143,677	49.28
Total time certificates of deposit	$436,243	100.00%	$291,566	100.00%

Deposits

Average deposit growth was flat comparing December 31, 2013 to December 31, 2012. The deposit mix changed, however, with a decrease in average time deposits and an increase in average noninterest bearing demand accounts and other transaction accounts. Average commercial demand deposit accounts increased $62.8 million, average savings accounts increased $33.8 million and average public fund deposits increased $17.6 million. The Company believes that the decline in average time deposits is reflective of the ongoing low interest rate environment and the consumers’ desire to seek the highest rate in the market, which the Company sometimes does not match. Average deposits increased $179.2 million comparing December 31, 2012 to December 31, 2011. Average Rewards Checking product balances increased $78.6 million, average public fund time deposits of $100,000 or more increased $54.5 million, average commercial demand deposit accounts increased $42.4 million, average other time deposits increased $36.1 million, average savings deposits increased $27.2 million, average public fund NOW accounts increased $21.1 million, average money market accounts increased $17.4 million and average other time deposits of $100,000 or more increased $11.1 million. These increases were offset by a decrease in average brokered deposit balances of $92.2 million and a decrease in average CDARs time deposits of $22.2 million. Growth in savings and retail transaction accounts was also driven by existing Rewards Checking and Rewards Savings products in 2012. Management intends to continue to promote these as the key retail banking products although the continued low rate environment required the Company to lower the rate and the cap on the level that pays the highest interest rate during 2013. As previously noted, the Company has substantial funding from public fund entities. A shift in funding away from public fund deposits could require the Company to execute alternate funding plans under the Contingency Funding Plan discussed in further detail under “Liquidity Risk” below.

Borrowings

During 2013, average total short-term borrowings increased $25.7 million primarily due to a $21.5 million increase in federal funds purchased and average long-term borrowings decreased $13.6 million due to a decrease in advances with the Federal Home Loan Bank of Indianapolis. Ending balances of total short-term borrowings increased $140.0 million during 2013 due to an increase in Federal Home Loan Bank of Indianapolis advances late in December 2013. Average total short-term borrowings decreased by $26.0 million during 2012. The decrease resulted primarily from a decrease of $15.7 million in securities sold under agreements to repurchase.

Capital

The Company believes that a strong, appropriately managed capital position is critical to long-term earnings and expansion. The Company had a total risk-based capital ratio of 14.2% and a Tier I risk-based capital ratio of 13.0% as of December 31, 2013. These ratios met or exceeded the Federal Reserve’s “well-capitalized” minimums of 10.0% and 6.0%, respectively. The Company also had a Tier 1 leverage ratio of 11.3% and a tangible equity ratio of 10.1%. See Note 16 – Capital Requirements for more information.

The ability to maintain these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders’ equity increased by 8.1% to $321.9 million as of December 31, 2013 from $297.7 million as of December 31, 2012. The Company earned $38.8 million in 2013 and $35.4 million in 2012. The Company declared cash dividends of $0.57 per share in 2013, which decreased equity by $9.4 million. The Company declared cash dividends of $0.835 per share in 2012, which decreased equity by $13.6 million. The increase in the cash dividend for 2012 versus 2011 was primarily due to the Company paying the fourth quarter 2012 dividend in December 2012, which normally would have been paid in February 2013, because of the uncertainty in the federal tax rates. The change in accumulated other comprehensive income, largely due to changes in the fair values of available-for-sale securities, decreased equity by $8.2 million in 2013, and increased equity by $550,000 in 2012. The impact to equity due to other comprehensive income is not included in regulatory capital. Stock based compensation expense increased equity by $2.0 million in 2013 and $1.3 million in 2012.

RISK MANAGEMENT

Overview

The Company, with the oversight of the Corporate Risk Committee of the Board of Directors, has developed a company-wide risk management program to manage and mitigate the various business risks the Company is exposed to. Following is a discussion addressing the risks identified as most significant to the Company – Credit, Liquidity and Interest Rate or Market Risk. Item 7A includes additional market risk discussion.

Credit Risk

Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Our primary credit risks result from investment and lending activities.

Investment Portfolio

The Company’s investment portfolio consists of Treasury securities, mortgage-backed securities and municipal bonds. During 2013, purchases in the securities portfolio consisted of primarily mortgage-backed securities and municipal bonds. As of December 31, 2013, the Company’s investment in mortgage-backed securities represented approximately 79% of total securities consisting of Collateralized Mortgage Obligations (“CMOs”) and mortgage pools issued by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae, Fannie Mae and Freddie Mac securities are each guaranteed by their respective agencies as to principal and interest. All non-agency residential mortgage-backed securities (CMOs not issued by the government or government sponsored agencies) in the investment portfolio as of December 31, 2012 were sold during 2013 and no additional non-agency mortgage-backed securities were purchased. All mortgage securities purchased by the Company are within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company’s investment policy. The Company uses Bloomberg analytics and BondEdge Fixed Income Analytics software to evaluate and monitor all purchases. Based upon the BondEdge analytics, as of December 31, 2013, the securities in the available for sale portfolio had approximately a 4.35 year effective duration with approximately a negative 13.3% change in market value in the event of a 300 basis points upward rate shock over a one-year period and an approximate positive 3.5% change in market value in the event of a 100 basis point downward rate shock over the same period. As of December 31, 2013, all mortgage-backed securities were performing in a manner consistent with management’s original ALCO modeled expectations.

Loan Portfolio

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

There were no loan concentrations within industries not otherwise disclosed, which exceeded ten percent of total loans except commercial real estate and manufacturing. Commercial real estate was $842.5 million, or 33.2% of total loans, and manufacturing was $317.5 million, or 12.5% of total loans, at December 31, 2013. Nearly all of the Bank’s commercial, industrial, agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its basic service area.

The following is a summary of nonperforming loans as of December 31, 2013, 2012, 2011, 2010 and 2009.

(dollars in thousands)	2013	2012	2011	2010	2009
Commercial and industrial loans
Past due accruing loans (90 days or more)	$0	$50	$0	$0	$0
Nonaccrual loans(1)	5,616	6,713	10,174	10,560	11,308
Troubled debt restructured loans	0	0	0	0	0
Subtotal nonperforming loans	5,616	6,763	10,174	10,560	11,308
Commercial real estate and multi-family residential loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	15,459	22,346	26,745	23,418	17,005
Troubled debt restructured loans	0	0	0	0	0
Subtotal nonperforming loans	15,459	22,346	26,745	23,418	17,005
Agri-business and agricultural loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	1,114	798	853	1,283	772
Troubled debt restructured loans	0	0	0	0	0
Subtotal nonperforming loans	1,114	798	853	1,283	772
Other commercial loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	0	0	0	0	0
Troubled debt restructured loans	0	0	0	0	0
Subtotal nonperforming loans	0	0	0	0	0
Consumer 1-4 family mortgage loans
Past due accruing loans (90 days or more)	46	0	52	319	63
Nonaccrual loans(1)	1,605	895	1,646	1,112	1,425
Troubled debt restructured loans	0	0	0	0	0
Subtotal nonperforming loans	1,651	895	1,698	1,431	1,488
Other consumer loans
Past due accruing loans (90 days or more)	0	0	0	12	127
Nonaccrual loans(1)	105	77	7	218	8
Troubled debt restructured loans	0	0	0	0	0
Subtotal nonperforming loans	105	77	7	230	135
Total nonperforming loans	$23,945	$30,879	$39,477	$36,922	$30,708

 (1)           Includes nonaccrual troubled debt restructured loans.

Nonperforming assets of the Company include nonperforming loans (as indicated above), nonaccrual investments and other real estate owned and repossessions, the total of which amounted to $24.4 million and $31.6 million at December 31, 2013 and 2012. Management is of the opinion that there are no significant foreseeable losses relating to nonperforming assets, except as discussed below.

The Bank’s policy is that all loans for which the collateral is insufficient to cover all principal and accrued interest will be reclassified as nonperforming loans to the extent they are unsecured, on or before the date when the loan becomes 90 days delinquent, with the exception of other consumer loans which are not placed on nonaccrual status since these loans are charged-off when they have been delinquent from 90 to 180 days, and when the related collateral, if any, is not sufficient to offset the indebtedness. When a loan is classified as a nonaccrual loan, interest on the loan is no longer accrued, all unpaid accrued interest is reversed and interest income is subsequently recorded only to the extent cash payments are received. Accrual status is resumed when all contractually due payments are brought current and future payments are reasonably assured. Interest not recorded on nonaccrual loans is referenced in Note 4 in Item 8 below.

Nonaccrual loans were 0.94% of total loans, at year end 2013 versus 1.37% of total loans, at year end 2012. There were 79 relationships totaling $43.2 million classified as impaired as of December 31, 2013 versus 67 relationships totaling $58.9 million at the end of 2012. The decrease in nonaccrual loans during 2013 resulted primarily from two commercial credits totaling $8.4 million returning to accruing status. Total nonperforming loans were $23.9 million, or 0.94% of total loans, at year end 2013 versus $30.9 million, or 1.37% of total loans, at the end of 2012.

A loan is impaired when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature not in nonaccrual or troubled debt restructured status such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flow or at the fair value of collateral if repayment is expected solely from the collateral.

As of December 31, 2013 and 2012, all loans on nonaccrual status were also on impaired status. There were $43.2 million and $58.9 million of loans classified as impaired as of December 31, 2013 and 2012. The decrease in impaired loans resulted from the two loans discussed above as well as a $4.8 million accruing commercial credit previously accounted for as a troubled debt restructuring, which was upgraded and removed from troubled debt restructured status.

Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced below market rates and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

As of December 31, 2013, there were 40 borrowers with loans totaling $36.2 million renegotiated as troubled debt restructurings and $3.1 million were modified in 2013. Of these loans, $18.5 million were excluded from troubled debt restructured loans in the previous table because they were included in nonaccrual loans and the remaining $17.7 million were performing under their modified terms. As of December 31, 2012, there were 41 borrowers with loans totaling $50.8 million renegotiated as troubled debt restructurings and $5.7 million were modified in 2012. Of these loans, $28.5 million were excluded from troubled debt restructured loans in the previous table because they were included in nonaccrual loans and the remaining $22.3 million of troubled debt restructured loans performing under their modified terms at December 31, 2013 and 2012. Of the $14.6 million decrease of loans accounted for as troubled debt restructurings at December 31, 2013, as compared to December 31, 2012, $13.3 million was related to three commercial credits which were upgraded and removed from troubled debt restructured status. The Company has no commitments to lend additional funds to any of the borrowers.

The following is a summary of the loan loss experience for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.

(dollars in thousands)	2013	2012	2011	2010	2009
Amount of loans outstanding, December 31,	$2,535,098	$2,257,520	$2,233,709	$2,089,959	$2,012,010
Average daily loans outstanding during the year ended December 31,	$2,343,422	$2,216,131	$2,148,046	$2,049,209	$1,901,746
Allowance for loan losses, January 1,	$51,445	$53,400	$45,007	$32,073	$18,860
Loans charged-off:
Commercial and industrial loans	1,062	3,069	2,587	7,247	5,330
Commercial real estate and multi-family residential loans	2,069	1,108	2,514	2,791	1,517
Agri-business and agricultural loans	200	0	318	20	178
Other commercial loans	0	0	0	0	0
Consumer 1-4 family mortgage loans	382	1,340	1,050	1,105	778
Other consumer loans	339	405	360	579	708
Total loans charged-off	4,052	5,922	6,829	11,742	8,511
Recoveries of loans previously charged-off:
Commercial and industrial loans	513	767	826	525	335
Commercial real estate and multi-family residential loans	377	203	362	0	0
Agri-business and agricultural loans	212	186	0	20	0
Other commercial loans	0	0	0	0	0
Consumer 1-4 family mortgage loans	126	148	46	34	4
Other consumer loans	176	111	188	150	183
Total recoveries	1,404	1,415	1,422	729	522
Net loans charged-off	2,648	4,504	5,407	11,013	7,989
Provision for loan loss charged to expense	0	2,549	13,800	23,947	21,202
Balance, December 31,	$48,797	$51,445	$53,400	$45,007	$32,073

Ratio of net charge-offs during the period to average daily loans outstanding:
Commercial and industrial loans	0.02%	0.11%	0.08%	0.33%	0.26%
Commercial real estate and multi-family residential loans	0.07	0.04	0.10	0.14	0.08
Agri-business and agricultural loans	0.00	(0.01)	0.01	0.00	0.01
Other commercial loans	0.00	0.00	0.00	0.00	0.00
Consumer 1-4 family mortgage loans	0.01	0.05	0.05	0.05	0.04
Other consumer loans	0.01	0.01	0.01	0.02	0.03
Total ratio of net charge-offs	0.11%	0.20%	0.25%	0.54%	0.42%
Ratio of allowance for loan losses to nonperforming loans	203.79%	166.60%	135.27%	121.90%	104.45%

The following is a summary of the allocation for loan losses as of December 31, 2013, 2012, 2011, 2010 and 2009.

(dollars in thousands)	2013	2012	2011	2010	2009
Allocated allowance for loan losses:
Commercial and industrial loans	$21,005	$22,342	$22,830	$21,479	$16,235
Commercial real estate and multi-family residential loans	18,556	20,812	23,489	15,893	10,494
Agri-business and agricultural loans	1,682	1,403	695	1,318	853
Other commercial loans	391	240	65	270	138
Consumer 1-4 family mortgage loans	3,046	2,682	2,322	1,694	1,068
Other consumer loans	608	609	645	682	582
Total allocated allowance for loan losses	45,288	48,088	50,046	41,336	29,370
Unallocated allowance for loan losses	3,509	3,357	3,354	3,671	2,703
Total allowance for loan losses	$48,797	$51,445	$53,400	$45,007	$32,073

At December 31, 2013, the allowance for loan losses was 1.92% of total loans outstanding, versus 2.28% of total loans outstanding, at December 31, 2012. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not continue to improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation of the loans by management, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors:  application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans:  Substandard, Doubtful and Loss. The regulations also contain a Special Mention category. Special Mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as Substandard, Doubtful or Loss but do possess credit deficiencies or potential weaknesses deserving management’s close attention. The Company’s policy is to establish a specific allowance for loan losses for any assets where management has identified conditions or circumstances that indicate an asset is impaired. If an asset or portion thereof is classified as loss, the Company’s policy is to either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge-off such amount.

At December 31, 2013, on the basis of management’s review of the loan portfolio, the Company had 98 credits totaling $165.1 million on the classified loan list versus 104 credits totaling $181.9 million on December 31, 2012. As of December 31, 2013, the Company had $90.4 million of assets classified as Special Mention, $72.1 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $82.7 million, $99.2 million, $66,000 and $0, respectively at December 31, 2012.

Included in the classified loan amounts for December 31, 2013 above was one installment loan totaling $14,000 with an allocation of $3,000, 15 mortgage loans totaling $1.6 million with total allocations of $295,000, and 24 commercial loans totaling $34.8 million with total allocations of $8.12 million. Included in the classified loan amounts for December 31, 2012 above was one installment loan totaling $16,000 with an allocation of $4,000, 12 mortgage loans totaling $1.4 million with total allocations of $247,000, and 28 commercial loans totaling $49.4 million with total allocations of $12.2 million.

Allowance estimates are developed by management taking into account actual loss experience, adjusted for current economic conditions. Allowance estimates are considered a prudent measurement of the risk in the Company’s loan portfolio and are applied to individual loans based on loan type. In accordance with current accounting guidance, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. For a more thorough discussion of the allowance for loan losses methodology see the Critical Accounting Policies section of this Item 7.

The allowance for loan losses decreased 5.1%, or $2.6 million, from December 31, 2012 to December 31, 2013. Pooled loan allocations increased $2.8 million from $36.6 million at December 31, 2012 to $39.5 million at December 31, 2013, which was due to an increase in pooled loan balances as well as management’s view of current credit quality and the current economic environment. Impaired loan allocations decreased $5.5 million from $14.8 million at December 31, 2012 to $9.3 million at December 31, 2013. This decrease was primarily due to lower allocations on specific classified loans. The unallocated component of the allowance for loan losses was $3.5 million and $3.4 million at December 31, 2013 and 2012 primarily due to stabilization in the current economic conditions and improvement in our borrowers’ performance and future prospects. While general trends in credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions, including the risk of an economic downturn.

The Company has experienced growth in total loans over the last three years of $445.1 million, or 21.3%. The concentration of this loan growth was in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits. Management has historically considered growth and portfolio composition when determining loan loss allocations. Management believes that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.

Economic conditions in the Company’s markets have generally improved and stabilized, management is cautiously optimistic that the recovery is positively impacting its borrowers. While the recovery is not robust, commercial real estate activity and manufacturing growth is occurring. The Company’s continued growth strategy promotes diversification among industries as well as continued focus on enforcement of a strong credit environment and an aggressive position in loan work-out situations. The Company believes that historical industry-specific issues in the company’s markets have improved and continue to be somewhat mitigated by its overall expansion strategy, the economic environment impacting its entire geographic footprint will continue to present challenges. While the Company has seen indications of improved economic conditions in its markets, they are not wide spread or particularly strong improvements.

Liquidity Risk

Liquidity risk arises from the possibility that the Company may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources.

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The liquidity structure is expressly detailed in the Company’s Contingency Funding Plan, which is discussed below. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. Given current prepayment assumptions as of the filing date of December 31, 2013, the cash flow from the securities portfolio is expected to provide approximately $75 million of potential contingent funding in 2014.

In addition to these primary sources of funds, management has several secondary sources available to meet potential funding requirements. As of December 31, 2013, the Company had $260 million in federal funds lines with twelve correspondent banks, of which $11 million was drawn on as of December 31, 2013. The Company has approval to borrow up to $800 million at the FHLB, but, given the Company’s current collateral structure and outstanding borrowings as of December 31, 2013, the Company could have only borrowed up to $62 million under this authority. The Company also has additional collateral that could be pledged to the FHLB of $129 million as of December 31, 2013. Further, the Company had available capacity at the Federal Reserve Bank of Chicago of up to $163 million given its current collateral structure and the terms of these facilities at December 31, 2013.  The Company also has established relationships in the brokered time deposit and brokered money market sectors to easily access these funds when desired.

The Company had all of its securities in the available for sale portfolio at December 31, 2013, allowing the Company maximum flexibility to sell securities to meet funding demands. Management believes the majority of the securities in the available for sale portfolio are of high quality and marketable. Approximately 79% of this portfolio is comprised of U.S. government agency securities or mortgage-backed securities directly or indirectly backed by the U.S. government. In addition, the Company has historically sold the majority of its originated mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.

The Company has a formalized Contingency Funding Plan (“CFP”). The Board of Directors and management recognize the importance of liquidity during times of normal operations and in times of stress. The formal CFP was developed to ensure that the multiple liquidity sources available to the Company are readily available. The CFP specifically considers liquidity at the Bank and the Company level. The CFP identifies the potential funding sources at the Bank level, which includes the FHLB, the Federal Reserve Bank, brokered deposits, certificates of deposit available from CDARS, repurchase agreements and Fed Funds. The CFP also addresses the Bank’s ability to liquidate its securities portfolio. The CFP at the Holding Company level gives consideration to the possibility of establishing a holding company committed line of credit, as well as the ability to transfer securities from the Bank to the Company.

Further, the CFP identifies CFP team members and expressly details their respective roles. Potential risk scenarios are identified and the plan includes multiple scenarios, including short-term and long-term funding crisis situations. Under the long-term funding crisis, two additional scenarios are identified: a moderate risk scenario and a highly stressed scenario. The CFP details the responsibilities and the actions to be taken by the CFP team under each scenario. Monthly reports to management and the Board of Directors under the CFP include an early warning indicator matrix and pro forma cash flows for the various scenarios.

The following table discloses information on the maturity of the Company’s contractual long-term obligations. Certificates of deposit listed are those with original maturities of 1 year or more as of December 31, 2013.

	Payments Due by Period
		One year			After 5
(dollars in thousands)	Total	or less	1-3 years	3-5 years	years
Certificates of deposit	$229,438	$111,691	$99,835	$17,899	$13
Long-term debt	37	0	0	37	0
Operating leases	1,729	126	233	195	1,175
Pension and SERP plans	3,105	309	769	688	1,339
Subordinated debentures	30,928	0	0	0	30,928
Total contractual long-term cash obligations	$265,237	$112,126	$100,837	$18,819	$33,455

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

The Company’s exposure to credit losses in the event of nonperformance is represented by the contractual amount of the commitments. Management does not expect any significant losses as a result of these commitments. Off-balance sheet transactions are more fully discussed in Note 18 in the consolidated financial statements.

The following table discloses information on the maturity of the Company’s commitments.

	Amount of Commitment Expiration Per Period
	Total
	Amount	One year	Over one
(dollars in thousands)	Committed	or less	year
Unused loan commitments	$1,061,276	$724,470	$336,806
Commercial letters of credit	80	80	0
Standby letters of credit	33,575	30,922	2,653
Total commitments and letters of credit	$1,094,931	$755,472	$339,459

Interest Rate Risk

Interest rate risk is the risk that the estimated fair value of the Company’s assets, liabilities and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that net income will be significantly reduced by interest rate changes.

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk and does not maintain a trading portfolio. The Corporate Risk Committee of the Board of Directors annually reviews and approves the ALCO policy and the Derivatives and Hedging policy used to manage interest rate risk. These policies set guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but it does not necessarily indicate the effect on future net interest income. Given the Company’s mix of interest bearing liabilities and interest earning assets on December 31, 2013 and using changes in the interest rate environment over a one-year period, the net interest margin could be expected to decline in a falling interest rate environment and increase in a rising interest rate environment. Earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Federal Reserve Board. During 2013, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) kept the target federal funds rate at a range of 0% to .25%. Also during 2013, the FOMC affirmed its pledge to keep rates at this level based upon the numerical thresholds of 6.5% for the unemployment rate and a 1 – 2 year forward forecast inflation rate of 2.5%. It also continues to consider other labor market indicators, inflation indicators, and inflation expectations. Due to the low rate environment and competitive markets for commercial loan pricing, there was a reduction in the Company’s yield on earning assets of 39 basis points. This decrease in the yield on earning assets was materially offset by a decrease in the rates paid on deposit accounts and purchased funds. The rate paid on deposit accounts and purchased funds decreased 35 basis points for 2013. The combined result of the decreases in the yield on earning assets and in the rates paid on deposits and purchased funds was a minor decrease in the net margin from 3.28% for 2012 to 3.26% for 2013. Future changes in the net interest margin will be dependent upon multiple factors including further actions by the FOMC during 2014 in response to economic conditions, competitive pressures in the various markets served, and changes in the structure of the balance sheet as a result of changes in customer demands for products and services.

The Company utilizes computer modeling software to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves, as well as other factors. The ALCO committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. It is the objective of the Company to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of the Company’s asset/liability function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored monthly. Management believes that the Company’s liquidity and interest sensitivity position at December 31, 2013, remained adequate to meet the Company’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The Company places its greatest credence in net interest income simulation modeling. The GAP/Interest Rate Sensitivity Report is believed by the Company’s management to have two major shortfalls. The GAP/Interest Rate Sensitivity Report fails to precisely gauge how often an interest rate sensitive product reprices, nor is it able to measure the magnitude of potential future rate movements. Although management does not consider GAP ratios in planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company’s cumulative repricing GAP ratio as of December 31, 2013 for the next 12 months using a scenario in which interest rates remained unchanged was a negative 7.59% of earning assets.

 Net interest income simulation modeling, or earnings-at-risk, measures the sensitivity of net interest income to various interest rate movements. The Company’s asset liability process monitors simulated net interest income under three separate interest rate scenarios; base, rising and falling. Estimated net interest income for each scenario is calculated over a twelve-month horizon. The immediate and parallel changes to the base case scenario used in the model are presented below. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, these are intended to provide a measure of the degree of volatility interest rate movements may introduce into the earnings of the Company.

The base scenario is highly dependent on numerous assumptions embedded in the model, including assumptions related to future interest rates. While the base sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact will likely differ from that projected. For certain assets, the base simulation model captures the expected prepayment behavior under changing interest rate environments. Assumptions and methodologies regarding the interest rate or balance behavior of indeterminate maturity core deposit products, such as savings, money market, NOW and demand deposits reflect management’s best estimate of expected future behavior.

Results for the base, falling 100 basis points, rising 100 basis points, and rising 300 basis points interest rate scenarios are listed below based upon the Company’s rate sensitive assets and liabilities at December 31, 2013. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

		Falling	Rising	Rising
	Base	(100 Basis Points)	(100 Basis Points)	(300 Basis Points)
(dollars in thousands)
Net interest income	$101,422	$94,879	$117,156	$140,100
Variance from Base		$(6,543)	$15,734	$38,678
Percent of change from Base		(6.45)%	15.51%	38.14%

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company’s primary market risk exposure is interest rate risk. The Company does not have a material exposure to foreign currency exchange rate risk and does not maintain a trading portfolio.

The following table provides information regarding the Company’s financial instruments that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the tables present principal cash flows and related weighted-average interest rates by contractual maturities, as well as the Company’s historical experience of the impact of interest-rate fluctuations on the prepayment of residential and home equity loans and mortgage-backed securities. Core deposits such as noninterest bearing deposits, interest-bearing checking, savings and money market deposits that have no contractual maturity, are shown based on historical experience that indicates some portion of the balances are retained over time. Weighted-average variable rates are based upon rates existing at the reporting date. For more information on the Company’s interest rate sensitivity see the Interest Rate Risk discussion in Item 7. above.

	2013
	Principal/Notional Amount Maturing in:
								Fair
								Value
(dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	12/31/2013
Rate sensitive assets:
Fixed interest rate loans	$284,735	$209,677	$155,258	$119,435	$66,359	$48,811	$884,275	$890,362
Average interest rate	4.52%	4.77%	4.58%	4.51%	4.49%	4.90%	4.61%
Variable interest rate loans	$914,492	$203,083	$134,374	$96,443	$97,965	$204,466	$1,650,823	$1,649,028
Average interest rate	3.56%	3.42%	3.43%	3.42%	3.53%	3.76%	3.54%
Total loans	$1,199,227	$412,759	$289,633	$215,879	$164,324	$253,277	$2,535,098	$2,539,390
Average interest rate	3.79%	4.10%	4.05%	4.02%	3.92%	3.98%	3.92%
Fixed interest rate securities	$143,231	$74,216	$48,613	$35,391	$37,978	$131,534	$470,963	$468,929
Average interest rate	2.38%	2.15%	2.25%	2.37%	2.41%	2.51%	2.26%
Variable interest rate securities	$15	$10	$5	$3	$2	$1	$37	$38
Average interest rate	5.86%	5.87%	5.89%	6.12%	6.23%	7.11%	5.95%
Other interest-bearing assets	$7,378	$0	$0	$0	$0	$0	$7,378	$7,378
Average interest rate	0.42%	0.00%	0.00%	0.00%	0.00%	0.00%	0.42%
Total earning assets	$1,349,852	$486,985	$338,251	$251,273	$202,304	$384,813	$3,013,476	$3,015,735
Average interest rate	3.62%	3.81%	3.79%	3.79%	3.64%	3.48%	3.65%
Rate sensitive liabilities:
Noninterest bearing checking	$29,639	$2,622	$0	$0	$0	$447,345	$479,606	$479,606
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Savings & interest bearing checking	$76,932	$20,742	$18,654	$17,048	$363,827	$841,450	$1,338,653	$1,338,653
Average interest rate	0.19%	0.08%	0.08%	0.08%	0.35%	0.39%	0.35%
Time deposits	$424,965	$160,686	$101,303	$32,304	$7,903	$648	$727,809	$736,088
Average interest rate	0.72%	1.19%	1.99%	1.40%	1.08%	0.98%	1.04%
Total deposits	$531,536	$184,050	$119,957	$49,352	$371,730	$1,289,443	$2,546,068	$2,554,347
Average interest rate	6.10%	1.05%	1.69%	0.95%	0.37%	0.25%	0.48%
Fixed interest rate borrowings	$11,000	$0	$0	$0	$37	$0	$11,037	$11,043
Average interest rate	0.47%	0.00%	0.00%	0.00%	6.23%	0.00%	0.49%
Variable interest rate borrowings	$166,976	$20,975	$20,975	$20,975	$20,975	$30,928	$281,804	$282,095
Average interest rate	0.47%	0.29%	0.29%	0.29%	0.29%	3.30%	0.73%
Total funds	$709,513	$205,025	$140,932	$70,327	$392,743	$1,320,371	$2,838,909	$2,847,485
Average interest rate	0.57%	0.97%	1.48%	0.75%	0.36%	0.33%	0.51%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Lakeland Financial Corporation
Warsaw, Indiana

We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. We also have audited Lakeland Financial Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland Financial Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Financial Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Lakeland Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

Crowe Horwath LLP

Indianapolis, Indiana

February 28, 2014

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
December 31	2013	2012
ASSETS
Cash and due from banks	$55,727	$156,666
Short-term investments	7,378	75,571
Total cash and cash equivalents	63,105	232,237

Securities available for sale (carried at fair value)	468,967	467,021
Real estate mortgage loans held for sale	1,778	9,452

Loans, net of allowance for loan losses of $48,797 and $51,445	2,486,301	2,206,075

Land, premises and equipment, net	39,335	34,840
Bank owned life insurance	62,883	61,112
Federal Reserve and Federal Home Loan Bank Stock	10,732	10,732
Accrued interest receivable	8,577	8,484
Goodwill	4,970	4,970
Other intangible assets	0	47
Other assets	29,116	29,174
Total assets	$3,175,764	$3,064,144

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$479,606	$407,926
Interest bearing deposits	2,066,462	2,173,830
Total deposits	2,546,068	2,581,756

Short-term borrowings
Federal funds purchased	11,000	0
Securities sold under agreements to repurchase	104,876	121,883
Other short-term borrowings	146,000	0
Total short-term borrowings	261,876	121,883

Long-term borrowings	37	15,038
Subordinated debentures	30,928	30,928
Accrued interest payable	2,918	4,758
Other liabilities	11,973	11,953
Total liabilities	2,853,800	2,766,316

Commitments, off-balance sheet risks and contingencies (Notes 1 and 18)

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
16,475,716 shares issued and 16,377,449 outstanding as of December 31, 2013
16,377,247 shares issued and 16,290,136 outstanding as of December 31, 2012	93,249	90,039
Retained earnings	233,108	203,654
Accumulated other comprehensive income (loss)	(2,494)	5,689
Treasury stock, at cost (2013 - 98,267 shares, 2012 - 87,111 shares)	(1,988)	(1,643)
Total stockholders' equity	321,875	297,739
Noncontrolling interest	89	89
Total equity	321,964	297,828
Total liabilities and stockholders' equity	$3,175,764	$3,064,144

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands except share and per share data)
Years Ended December 31	2013	2012	2011
NET INTEREST INCOME
Interest and fees on loans
Taxable	$98,757	$102,749	$104,936
Tax exempt	402	441	471
Interest and dividends on securities
Taxable	5,398	8,311	13,575
Tax exempt	3,124	2,800	2,756
Interest on short-term investments	55	68	154
Total interest income	107,736	114,369	121,892

Interest on deposits	15,745	24,667	27,735
Interest on borrowings
Short-term	490	441	612
Long-term	1,062	1,590	1,465
Total interest expense	17,297	26,698	29,812

NET INTEREST INCOME	90,439	87,671	92,080

Provision for loan losses	0	2,549	13,800

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	90,439	85,122	78,280

NONINTEREST INCOME
Wealth advisory fees	3,847	3,823	3,462
Investment brokerage fees	4,736	3,061	2,560
Service charges on deposit accounts	8,806	8,015	7,950
Loan, insurance and service fees	6,404	5,876	4,909
Merchant card fee income	1,265	1,130	960
Bank owned life insurance income	1,653	973	995
Other income	2,488	1,174	822
Mortgage banking income	1,431	2,546	1,000
Net securities gains (losses)	107	(376)	(167)
Other-than-temporary impairment loss on available for sale securities:
Total impairment losses recognized on securities	0	(1,026)	(286)
Loss recognized in other comprehensive income	0	0	0
Net impairment loss recognized in earnings	0	(1,026)	(286)
Total noninterest income	30,737	25,196	22,205

NONINTEREST EXPENSE
Salaries and employee benefits	37,176	34,539	32,807
Net occupancy expense	3,376	3,296	3,106
Equipment costs	2,831	2,572	2,204
Data processing fees and supplies	5,635	4,378	3,655
Corporate and business development	1,777	1,666	1,551
FDIC insurance and other regulatory fees	1,855	2,097	2,535
Professional fees	3,171	2,453	2,584
Other expense	6,957	6,741	6,663
Total noninterest expense	62,778	57,742	55,105

INCOME BEFORE INCOME TAX EXPENSE	58,398	52,576	45,380
Income tax expense	19,559	17,182	14,718
NET INCOME	$38,839	$35,394	$30,662

BASIC WEIGHTED AVERAGE COMMON SHARES	16,436,131	16,323,870	16,204,952

BASIC EARNINGS PER COMMON SHARE	$2.36	$2.17	$1.89

DILUTED WEIGHTED AVERAGE COMMON SHARES	16,634,338	16,482,937	16,324,644

DILUTED EARNINGS PER COMMON SHARE	$2.33	$2.15	$1.88

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands except share and per share data)

Years Ended December 31	2013	2012	2011
Net income	$38,839	$35,394	$30,662
Other comprehensive income
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	(14,119)	(820)	6,445
Reclassification adjustment for (gains)/losses included in net income	(107)	376	167
Reclassification adjustment for other than temporary impairment	0	1,026	286
Net securities gain (loss) activity during the period	(14,226)	582	6,898
Tax effect	5,571	(230)	(2,593)
Net of tax amount	(8,655)	352	4,305
Defined benefit pension plans:
Net gain (loss) on defined benefit pension plans	550	112	(1,043)
Amortization of net actuarial loss	244	220	175
Net gain (loss) activity during the period	794	332	(868)
Tax effect	(322)	(134)	352
Net of tax amount	472	198	(516)
Total other comprehensive income (loss), net of tax	(8,183)	550	3,789
Comprehensive income	$30,656	$35,944	$34,451

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands except share and per share data)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2011	16,078,420	$85,766	$161,299	$1,350	$(1,418)	$246,997

Comprehensive income:
Net income			30,662			30,662
Other comprehensive income (loss), net of tax				3,789		3,789
Comprehensive income (loss)						34,451
Cash dividends declared, $0.62 per share			(10,058)			(10,058)
Treasury shares purchased under deferred
directors' plan	(10,648)	244			(244)	0
Treasury stock sold and distributed under
deferred directors' plan	30,100	(440)			440	0
Stock activity under equity incentive plans	47,900	468				468
Stock based compensation expense		1,342				1,342
Balance at December 31, 2011	16,145,772	87,380	181,903	5,139	(1,222)	273,200
Net income			35,394			35,394
Other comprehensive income (loss), net of tax				550		550
Comprehensive income (loss)						35,944
Cash dividends declared, $0.835 per share			(13,643)			(13,643)
Treasury shares purchased under deferred
directors' plan	(15,864)	421			(421)	0
Stock activity under equity incentive plans	160,228	894				894
Stock based compensation expense		1,344				1,344
Balance at December 31, 2012	16,290,136	90,039	203,654	5,689	(1,643)	297,739
Net income			38,839			38,839
Other comprehensive income (loss), net of tax				(8,183)		(8,183)
Comprehensive income (loss)						30,656
Cash dividends declared, $0.57 per share			(9,385)			(9,385)
Treasury shares purchased under deferred
directors' plan	(14,174)	399			(399)	0
Treasury stock sold and distributed under
deferred directors' plan	3,018	(54)			54	0
Stock activity under equity incentive plans	98,469	903				903
Stock based compensation expense		1,962				1,962
Balance at December 31, 2013	16,377,449	$93,249	$233,108	$(2,494)	$(1,988)	$321,875

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Years Ended December 31	2013	2012	2011
Cash flows from operating activities:
Net income	$38,839	$35,394	$30,662
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,993	2,790	2,279
Provision for loan losses	0	2,549	13,800
(Gain) Loss on sale and write down of other real estate owned	(10)	(99)	387
Amortization of intangible assets	47	52	54
Amortization of loan servicing rights	585	728	594
Net change in loan servicing rights valuation allowance	(42)	(66)	86
Loans originated for sale	(81,671)	(119,647)	(78,425)
Net gain on sales of loans	(2,561)	(2,805)	(1,712)
Proceeds from sale of loans	91,016	115,163	82,161
Net loss on sale of premises and equipment	15	3	17
Net (gain) loss on securities available for sale	(107)	376	167
Impairment on available for sale securities	0	1,026	286
Net securities amortization	8,765	8,209	3,601
Stock based compensation expense	1,962	1,344	1,342
Earnings on life insurance	(1,631)	(955)	(970)
Tax benefit of stock option exercises	(146)	(112)	(138)
Net change:
Interest receivable and other assets	5,860	5,057	(4,468)
Interest payable and other liabilities	(949)	1,585	1,679
Total adjustments	24,126	15,198	20,740
Net cash from operating activities	62,965	50,592	51,402
Cash flows from investing activities:
Proceeds from sale of securities available for sale	29,995	27,855	73,318
Proceeds from maturities, calls and principal paydowns of
securities available for sale	112,624	125,107	84,051
Purchases of securities available for sale	(167,450)	(161,621)	(179,296)
Purchase of life insurance	(140)	(20,227)	(134)
Net increase in total loans	(280,717)	(28,728)	(150,115)
Proceeds from sales of land, premises and equipment	1	2	33
Purchases of land, premises and equipment	(7,504)	(2,899)	(6,660)
Proceeds from sales of other real estate owned	671	1,791	2,070
Net cash from investing activities	(312,520)	(58,720)	(176,733)
Cash flows from financing activities:
Net increase/(decrease) in total deposits	(35,688)	169,060	211,671
Net increase/(decrease) in short-term borrowings	139,993	(20,107)	(32,062)
Payments on long-term borrowings	(15,001)	(2)	(1)
Common dividends paid	(9,372)	(13,630)	(10,045)
Preferred dividends paid	(13)	(13)	(13)
Proceeds related to equity incentive plans	903	894	468
Purchase of treasury stock	(399)	(421)	(244)
Net cash from financing activities	80,423	135,781	169,774
Net change in cash and cash equivalents	(169,132)	127,653	44,443
Cash and cash equivalents at beginning of the year	232,237	104,584	60,141
Cash and cash equivalents at end of the year	$63,105	$232,237	$104,584
Cash paid during the year for:
Interest	$19,137	$27,514	$29,215
Income taxes	17,280	12,728	21,529
Supplemental non-cash disclosures:
Loans transferred to other real estate	491	413	958

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

The Company provides financial services through the Bank, a full-service commercial bank with 46 branch offices in thirteen counties in Northern and Central Indiana. The Company provides commercial, retail, trust and investment services to its customers. Commercial products include commercial loans and technology-driven solutions to meet commercial customers’ treasury management needs such as internet business banking and on-line treasury management services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans. The Company provides credit card services to retail and commercial customers through its retail card program and merchant processing activity. The Company provides wealth advisory and trust clients with traditional personal and corporate trust services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance. Other financial instruments, which represent potential concentrations of credit risk, include deposit accounts in other financial institutions.

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

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or overestimated lives for mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings. Ninety-nine percent of the securities are backed by the U.S. government, government agencies, government sponsored agencies or are A-rated or better, except for certain non-local or local municipal securities, which are not rated. For the government, government-sponsored agency and municipal securities, management did not have concerns of credit losses and there was nothing to indicate that full principal will not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell and it is more likely than not that it will not be required to sell these securities before the recovery of their amortized cost basis.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real Estate Mortgage Loans Held for Sale:

Loans held for sale are reported at the lower of cost or fair value on an aggregate basis. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. All classes of commercial and industrial, commercial real estate and multifamily residential, agri-business and agricultural, other commercial and consumer 1-4 family mortgage loans for which collateral is insufficient to cover all principal and accrued interest are reclassified as nonaccrual loans, on or before the date when the loan becomes 90 days delinquent. When a loan is classified as a nonaccrual loan, interest on the loan is no longer accrued, all unpaid accrued interest is reversed and interest income is subsequently recorded on the cash-basis or cost-recovery method. Accrual status is resumed when all contractually due payments are brought current and future payments are reasonably assured. Other consumer loans are not placed on a nonaccrual status since these loans are charged-off when they have been delinquent from 90 to 180 days, and when the related collateral, if any, is not sufficient to offset the indebtedness. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The recorded investment in loans is the loan balance plus unamortized net deferred loan costs less unamortized net deferred loan fees. The total amount of accrued interest on loans as of both December 31, 2013 and 2012 was $6.2 million.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. A detailed analysis is performed on loans that are classified but determined not to be impaired which incorporates probability of default with a loss given default scenario to develop non-specific allocations for such loan pools. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years. This actual loss experience is supplemented with other environmental factors based on the risks present for each portfolio segment. These factors include consideration of the following: levels of, and trends in, delinquencies and impaired loans; levels of, and trends in, charge-offs and recoveries over the historical three and five year periods; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedure, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: commercial and industrial, commercial real estate and multi-family residential, agri-business and agricultural, other commercial, consumer 1-4 family mortgage and other consumer. The risk characteristics of each of the identified portfolio segments are as follows:

Commercial and Industrial – Borrowers may be subject to industry conditions including decreases in product demand; increases in material or other production costs that cannot be immediately recaptured in the sales or distribution cycle; interest rate increases that could have an adverse impact on profitability; non-payment of credit that has been extended under normal vendor terms for goods sold or services; and interruption related to the importing or exporting of production materials or sold products.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified a concession has been granted for borrowers experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired and may be either accruing or non-accruing. Nonaccrual troubled debt restructurings follow the same policy as described above for other loans. Impairment for troubled debt restructurings is measured at the present value of estimated future cash flows using the loan’s effective rate at inception or at discounted collateral value for collateral dependent loans. Impairment is evaluated individually or in total for smaller-balance loans of similar nature such as all classes of consumer 1-4 family and other consumer loans, and individually for all classes of commercial and industrial, commercial real estate and multi-family, agri-business and agricultural and other commercial loans. The Company analyzes commercial loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis for Special Mention, Substandard and Doubtful grade loans and annually on Pass grade loans over $250,000. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral less anticipated costs to sell if repayment is expected solely from the collateral. All classes of commercial and industrial, commercial real estate and multifamily residential, agri-business and agricultural, other commercial and consumer 1-4 family mortgage loans that become delinquent beyond 90 days are analyzed and a charge-off is taken when it is determined that the underlying collateral, if any, is not sufficient to offset the indebtedness.

Troubled debt restructured loans are considered for removal from troubled debt restructuring status in the year following modification if the interest rate is considered a market rate at the time of modification and it has been performing according to the terms of the modification for a reasonable period of time long enough to observe an ability to repay under the modified terms. If removed from troubled debt restructuring status, the loan continues to be evaluated for impairment with either the present value of estimated future cash flows using the loan’s effective rate at inception or at discounted collateral value for collateral dependent loans.

Investments in Limited Partnerships:

The Company enters into and invests in limited partnerships in order to invest in affordable housing projects for the primary purpose of obtaining available tax benefits. The Company is a limited partner in these investments and, as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the consolidated balance sheet. These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable. The investments recorded at December 31, 2013 and 2012 were $1.9 million and $2.0 million, respectively and are included with other assets in the consolidated balance sheet.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreclosed Assets:

Assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed. At December 31, 2013 and 2012, the balance of other real estate owned was $469,000 and $667,000 and are included with other assets on the consolidated balance sheet.

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

The carrying value of mortgage servicing rights was $2.5 million, $2.2 million and $2.0 million as of December 31, 2013, 2012 and 2011.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $332.8 million and $309.6 million at December 31, 2013 and 2012. Custodial escrow balances maintained in connection with serviced loans were $1.3 million and $1.2 million at year end 2013 and 2012.

Servicing fee income/(loss), which is included in loan, insurance and service fees on the income statement, is recorded for fees earned for servicing loans. Fees earned for servicing loans are based on a contractual percentage of the outstanding principal amount of the loan and are recorded as income when earned. The amortization of servicing rights is netted against mortgage banking income. Servicing fees totaled $816,000, $765,000 and $711,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Late fees and ancillary fees related to loan servicing are not material.

Transfers of Financial Assets:

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interest Rate Swap Derivatives:

The Company offers a derivative product to certain creditworthy commercial banking customers. This product allows the commercial banking customers to enter into an agreement with the Company to swap a variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the borrower's interest rate exposure. The extension of credit incurred in connection with these derivative products is subject to the same approval and underwriting standards as traditional credit products. The Company limits its risk exposure by simultaneously entering into a similar, offsetting swap agreement with a separate, well-capitalized and highly rated counterparty previously approved by the Company’s Asset Liability Committee. By using these interest rate swap arrangements, the Company is also better insulated from the interest rate risk associated with underwriting fixed-rate loans and is better able to meet customer demand for fixed rate loans. These derivative contracts are not designated against specific assets or liabilities and, therefore, do not qualify for hedge accounting. The derivatives are recorded as assets and liabilities on the balance sheet at fair value with changes in fair value recorded in other income for both the commercial banking customer swaps and the related offsetting swaps.

The notional amount of the interest rate swaps at December 31, 2013 was $109.5 million for both the swaps between the customer and the Company and the Company and the counterparty. The fair value of the interest rate swap asset and liability were $627,000 and $592,000, respectively at December 31, 2013. There were no interest rate swaps at December 31, 2012.

Bank Owned Life Insurance:

At December 31, 2013 and 2012, the Company owned $61.2 million and $59.8 million of life insurance policies on certain officers to provide a life insurance benefit for these officers. At December 31, 2013 and 2012 the Company also owned $1.7 million and $1.3 million of variable life insurance on certain officers related to a deferred compensation plan. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, i.e., the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.

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

FHLB and Federal Reserve Bank Stock:

FHLB and Federal Reserve Bank stock are carried at cost in other assets, classified as a restricted security and are periodically evaluated for impairment based on ultimate recoverability of par value. Both cash and stock dividends are reported as income.

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

Benefit Plans:

The Company has a noncontributory defined benefit pension plan, which covered substantially all employees until the plan was frozen effective April 1, 2000. Funding of the plan equals or exceeds the minimum funding requirement determined by the actuary. Pension expense is the net of interest cost, return on plan assets and amortization of gains and losses not immediately

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

recognized. Benefits are based on years of service and compensation levels. The Company maintains a 401(k) profit sharing plan for all employees meeting certain age and service requirements. The Company contributions are based upon the percentage of budgeted net income earned during the year. An employee deferred compensation plan is available to certain employees with returns based on investments in mutual funds. The Company maintains a directors’ deferred compensation plan. Effective January 1, 2003, the directors’ deferred compensation plan was amended to restrict the deferral to be in stock only and deferred directors’ fees are included in equity. The Company acquires shares on the open market and records such shares as treasury stock.

Stock Compensation:

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant adjusted for the present value of expected dividends is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. Certain of the restricted stock awards are performance based, as more fully discussed in Note 15.

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

Earnings Per Common Share:

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in treasury stock for 2013 and 2012 include 98,267 and 87,111 shares, respectively, of Company common stock that has been purchased under the directors’ deferred compensation plan described above. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

Comprehensive Income:

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and changes in the funded status of the pension plan, which are also recognized as separate components of equity.

Loss Contingencies:

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there currently are such matters that will have a material effect on the financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restrictions on Cash:

The Company was required to have $2.4 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2013. The Company was not required to have any cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2012 due to the increased level of reserves that had been held during the two-week reserve period leading up to the end of the year.

Dividend Restriction:

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to its stockholders. These restrictions currently pose no practical limit on the ability of the Bank or Company to pay dividends at historical levels.

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

Adoption of New Accounting Standards:

           In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to disclosure of reclassification amounts out of other comprehensive income. The standard requires that companies present, either in a single note or parenthetically on the face of their financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements were effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013. Adopting this standard did not have a significant impact on the Company’s financial condition or results of operations.

Newly Issued But Not Yet Effective Accounting Standards:

In January 2014, the FASB issued updated guidance related to the accounting for investments in qualified affordable housing projects. The amendment permits reporting entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). To qualify for the proportional amortization method, all of the following conditions must be met: 1. It is probable that the tax credits allocable to the investor will be available. 2. The investor does not have the ability to exercise significant influence over the operating and financial policies of the limited liability entity. 3. Substantially all of the projected benefits are from tax credits and other tax benefits (for example, tax benefits generated from the operating losses of the investment). 4. The investor’s projected yield based solely on the cash flows from the tax credits and other tax benefits is positive. 5. The investor is a limited liability investor in the limited liability entity for both legal and tax purposes, and the investor’s liability is limited to its capital investment. The decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The new requirements are effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2014. Adopting this standard is not expected to have a significant impact on the Company’s financial condition or results of operations.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2014, the FASB issued updated guidance related to the reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The new requirements are effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2014. Adopting this standard is not expected to have a significant impact on the Company’s financial condition or results of operations.

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
2013
U.S. Treasury securities	$1,001	$16	$0	$1,017
Agency residential mortgage-backed securities	374,611	5,301	(7,935)	371,977
State and municipal securities	95,388	2,597	(2,012)	95,973
Total	$471,000	$7,914	$(9,947)	$468,967

2012
U.S. Treasury securities	$1,002	$35	$0	$1,037
U.S. government sponsored agencies	5,026	278	0	5,304
Agency residential mortgage-backed securities	359,326	7,813	(1,495)	365,644
Non-agency residential mortgage-backed securities	6,211	242	0	6,453
State and municipal securities	83,263	5,509	(189)	88,583
Total	$454,828	$13,877	$(1,684)	$467,021

There was no other-than-temporary impairment recognized in accumulated other comprehensive income for securities available for sale at December 31, 2013 and 2012.

NOTE 2 – SECURITIES (continued)

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of December 31, 2013 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$4,247	$4,291
Due after one year through five years	15,467	16,382
Due after five years through ten years	41,242	42,035
Due after ten years	35,433	34,282
	96,389	96,990
Mortgage-backed securities	374,611	371,977
Total debt securities	$471,000	$468,967

Security proceeds, gross gains and gross losses for 2013, 2012 and 2011 were as follows:

(dollars in thousands)	2013	2012	2011
Sales of securities available for sale
Proceeds	$29,995	$27,855	$73,318
Gross gains	1,077	824	3,997
Gross losses	972	1,203	4,171

Security proceeds for 2012 and 2011 are net of other-than-temporary impairment previously recognized on several non-agency mortgage-backed securities sold.

The Company sold twelve securities with a total book value of $29.9 million and a total fair value of $30.0 million during 2013. The sales included the four remaining non-agency residential mortgage-backed securities. The remaining gains during 2013 were from calls. The Company sold twelve securities with a total book value of $28.2 million and a total fair value of $27.9 million during 2012. The sales included nine non-agency residential mortgage-backed securities, including all five on which the Company had previously recognized other-than-temporary impairment. The remaining gains during 2012 were from calls. The Company sold 36 securities with a total book value of $73.5 million and a total fair value of $73.3 million during 2011. The sales were related to a strategic realignment of the securities portfolio, and included six of the seven non-agency residential mortgage-backed securities on which the Company had previously recognized other-than-temporary impairment. The remaining gains in 2011 were from calls or maturities.

Securities with carrying values of $244.3 million and $193.7 million were pledged as of December 31, 2013 and 2012, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law.

NOTE 2 – SECURITIES (continued)

Information regarding securities with unrealized losses as of December 31, 2013 and 2012 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
2013
Agency residential mortgage-backed
securities	$177,779	$(6,444)	$34,093	$(1,491)	$211,872	$(7,935)
State and municipal securities	24,610	(1,102)	8,037	(910)	32,647	(2,012)
Total temporarily impaired	$202,389	$(7,546)	$42,130	$(2,401)	$244,519	$(9,947)

2012
Agency residential mortgage-backed
securities	$92,974	$(1,066)	$20,422	$(429)	$113,396	$(1,495)
State and municipal securities	10,791	(188)	50	(1)	10,841	(189)
Total temporarily impaired	$103,765	$(1,254)	$20,472	$(430)	$124,237	$(1,684)

The number of securities with unrealized losses as of December 31, 2013 and 2012 is presented below.

	Less than	12 months
	12 months	or more	Total
2013
Agency residential mortgage-backed securities	49	10	59
State and municipal securities	59	12	71
Total temporarily impaired	108	22	130

	Less than	12 months
	12 months	or more	Total
2012
Agency residential mortgage-backed securities	29	9	38
State and municipal securities	29	1	30
Total temporarily impaired	58	10	68

During the third quarter of 2013, the Company sold the four remaining non-agency mortgage-backed securities. The securities sold had a book value of $3.8 million and a fair value of $3.9 million. One of the non-agency residential mortgage-backed securities owned at December 31, 2012 paid off in May 2013. As of December 31, 2012, the Company had $6.5 million of non-agency residential mortgage-backed securities which were not issued by the federal government or government sponsored agencies, but which were rated AAA by S&P and/or Aaa by Moody’s at the time of purchase. During the third quarter of 2012, the Company sold nine of the non-agency mortgage-backed securities as part of a strategic realignment of the investment portfolio. The securities sold had a book value of $20.7 million and a fair value of $19.5 million. The sales included all five of the securities on which the Company had previously recognized other-than-temporary impairment. One of the non-agency residential mortgage-backed securities owned at December 31, 2011 paid off in May 2012. None of the remaining five non-agency residential mortgage-backed securities were still rated AAA/Aaa as of December 31, 2012 by at least one of the rating agencies and one had been downgraded to below investment grade by at least one of those rating agencies.

NOTE 2 – SECURITIES (continued)

An additional analysis was performed for these non-agency residential mortgage-backed securities, to determine if there was any impairment and if it was temporary or other-than-temporary, in which case impairment would need to be recorded for these securities. The Company performed an independent analysis of the cash flows of the individual securities based upon assumptions as to collateral defaults, prepayment speeds, expected losses and the severity of potential losses. Based upon the initial review, securities could be identified for further analysis computing the net present value using an appropriate discount rate (the current accounting yield) and comparing it to the book value of the security to determine if there was any other-than-temporary impairment that must be recorded. Based on this analysis of the non-agency residential mortgage-backed securities, the Company did not record other-than-temporary impairment for any of these five securities during 2013.

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses were recorded in other comprehensive income.

(dollars in thousands)	2012
Balance January 1,	$359
Additions related to other-than-temporary impairment losses
not previously recognized	779
Additional increases to the amount of credit loss for which
other-than-temporary impairment was previously recognized	247
Reductions for previous credit losses realized on
securities sold during the year	(1,385)
Balance December 31,	$0

There were no debt securities with credit losses recognized in income during 2013.

Information on securities with at least one rating below investment grade as of December 31, 2012 is presented below. There were no non-agency mortgage-backed securities as of December 31, 2013.

							12/31/2012	1-Month	3-Month	6-Month
		Other Than	December 31, 2012				Lowest	Constant	Constant	Constant
		Temporary	Par	Amortized	Fair	Unrealized	Credit	Default	Default	Default	Credit
Description	CUSIP	Impairment	Value	Cost	Value	Gain/(Loss)	Rating	Rate	Rate	Rate	Support
(dollars in thousands)
RALI 2004-QS7 A3	76110HTX7	$ 0	$ 2,908	$ 2,891	$ 2,979	$ 88	BB+	5.67	5.46	3.38	10.34

This security is a super senior or senior tranche non-agency residential mortgage-backed security. The credit support is the credit support percentage for a tranche from other subordinated tranches, which is the amount of principal in the subordinated tranches expressed as a percentage of the remaining principal in the super senior/senior tranche. The super senior/senior tranches receive the prepayments and the subordinate tranches absorb the losses. The super senior/senior tranches do not absorb losses until the subordinate tranches are gone.

The Company does not have a history of actively trading securities but keeps the securities available for sale should liquidity or other needs develop that would warrant the sale of securities. While these securities are held in the available for sale portfolio, it is management’s current intent and ability to hold them until a recovery in fair value or maturity.

NOTE 3 – LOANS

Total loans outstanding as of the years ended December 31, 2013 and 2012 consisted of the following:

(dollars in thousands)	2013	2012
Commercial and industrial loans:
Working capital lines of credit loans	$457,690	$439,638
Non-working capital loans	443,877	407,184
Total commercial and industrial loans	901,567	846,822

Commercial real estate and multi-family residential loans:
Construction and land development loans	157,630	82,494
Owner occupied loans	370,386	358,617
Nonowner occupied loans	394,748	314,889
Multifamily loans	63,443	45,011
Total commercial real estate and multi-family residential loans	986,207	801,011

Agri-business and agricultural loans:
Loans secured by farmland	133,458	109,147
Loans for agricultural production	120,571	115,572
Total agri-business and agricultural loans	254,029	224,719

Other commercial loans	70,770	56,807
Total commercial loans	2,212,573	1,929,359

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	125,444	109,823
Open end and junior lien loans	146,946	161,366
Residential construction and land development loans	4,640	11,541
Total consumer 1-4 family mortgage loans	277,030	282,730

Other consumer loans	46,125	45,755
Total consumer loans	323,155	328,485
Subtotal	2,535,728	2,257,844
Less: Allowance for loan losses	(48,797)	(51,445)
Net deferred loan fees	(630)	(324)
Loans, net	$2,486,301	$2,206,075

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity and balance in the allowance for loan losses by portfolio segment for the year ended December 31, 2013, 2012 and 2011:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2013
Beginning balance	$22,342	$20,812	$1,403	$240	$2,682	$609	$3,357	$51,445
Provision for loan losses	(788)	(564)	267	151	620	162	152	0
Loans charged-off	(1,062)	(2,069)	(200)	0	(382)	(339)	0	(4,052)
Recoveries	513	377	212	0	126	176	0	1,404
Net loans charged-off	(549)	(1,692)	12	0	(256)	(163)	0	(2,648)
Ending balance	$21,005	$18,556	$1,682	$391	$3,046	$608	$3,509	$48,797

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2012
Beginning balance	$22,830	$23,489	$695	$65	$2,322	$645	$3,354	$53,400
Provision for loan losses	1,814	(1,772)	705	(11)	1,552	258	3	2,549
Loans charged-off	(3,069)	(1,108)	0	0	(1,340)	(405)	0	(5,922)
Recoveries	767	203	3	186	148	111	0	1,418
Net loans charged-off	(2,302)	(905)	3	186	(1,192)	(294)	0	(4,504)
Ending balance	$22,342	$20,812	$1,403	$240	$2,682	$609	$3,357	$51,445

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2011
Beginning balance	$21,479	$15,893	$1,318	$270	$1,694	$682	$3,671	$45,007
Provision for loan losses	3,112	9,748	(520)	(205)	1,632	350	(317)	13,800
Loans charged-off	(2,587)	(2,514)	(103)	0	(1,050)	(575)	0	(6,829)
Recoveries	826	362	0	0	46	188	0	1,422
Net loans charged-off	(1,761)	(2,152)	(103)	0	(1,004)	(387)	0	(5,407)
Ending balance	$22,830	$23,489	$695	$65	$2,322	$645	$3,354	$53,400

The recorded investment in loans does not include accrued interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following tables present balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013 and 2012:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2013
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,144	$4,598	$38	$0	$479	$57	$0	$9,316
Collectively evaluated for impairment	16,861	13,959	1,644	391	2,566	551	3,509	39,481
Total ending allowance balance	$21,005	$18,557	$1,682	$391	$3,045	$608	$3,509	$48,797

Loans:
Loans individually evaluated for impairment	$16,196	$22,204	$1,114	$0	$3,594	$119	$0	$43,227
Loans collectively evaluated for impairment	885,651	962,673	253,011	70,766	273,812	45,958	0	2,491,871
Total ending loans balance	$901,847	$984,877	$254,125	$70,766	$277,406	$46,077	$0	$2,535,098

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2012
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,542	$8,559	$63	$0	$607	$34	$0	$14,805
Collectively evaluated for impairment	16,800	12,253	1,340	240	2,075	575	3,357	36,640
Total ending allowance balance	$22,342	$20,812	$1,403	$240	$2,682	$609	$3,357	$51,445

Loans:
Loans individually evaluated for impairment	$18,281	$36,919	$797	$0	$2,853	$92	$0	$58,942
Loans collectively evaluated for impairment	828,728	763,279	224,008	56,810	280,141	45,612	0	2,198,578
Total ending loans balance	$847,009	$800,198	$224,805	$56,810	$282,994	$45,704	$0	$2,257,520

The recorded investment in loans does not include accrued interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$63	$63	$0
Commercial real estate and multi-family residential loans:
Owner occupied loans	377	196	0
Agri-business and agricultural loans:
Loans secured by farmland	604	604	0
Consumer 1-4 family loans:
Closed end first mortgage loans	688	689	0
Open end and junior lien loans	81	81	0
Residential construction loans	150	150	0
Other consumer loans	1	1	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,251	2,641	984
Non-working capital loans	15,345	13,492	3,160
Commercial real estate and multi-family residential loans:
Construction and land development loans	2,795	2,795	585
Owner occupied loans	5,553	4,681	723
Nonowner occupied loans	15,163	14,532	3,290
Agri-business and agricultural loans:
Loans secured by farmland	1,008	510	38
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,469	2,463	442
Open end and junior lien loans	211	211	37
Other consumer loans	118	118	57
Total	$50,877	$43,227	$9,316

The recorded investment in loans does not include accrued interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$61	$61	$0
Commercial real estate and multi-family residential loans:
Owner occupied loans	754	574	0
Nonowner occupied loans	385	385	0
Multifamily loans	410	286	0
Agri-business and agricultural loans:
Loans secured by farmland	645	466	0
Consumer 1-4 family loans:
Closed end first mortgage loans	59	59	0
Open end and junior lien loans	41	41	0
Other consumer loans	1	1	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,833	3,224	1,516
Non-working capital loans	16,763	14,996	4,026
Commercial real estate and multi-family residential loans:
Construction and land development loans	3,352	2,960	934
Owner occupied loans	5,869	5,869	1,476
Nonowner occupied loans	26,835	26,845	6,149
Agri-business and agricultural loans:
Loans secured by farmland	651	331	63
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,387	2,403	415
Open end and junior lien loans	379	350	192
Other consumer loans	91	91	34
Total	$65,516	$58,942	$14,805

The recorded investment in loans does not include accrued interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$64	$0	$0
Non-working capital loans	8	0	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	482	0	0
Agri-business and agricultural loans:
Loans secured by farmland	512	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	379	0	0
Open end and junior lien loans	35	0	0
Residential construction loans	39
Other consumer loans	1	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,934	50	52
Non-working capital loans	13,957	540	544
Commercial real estate and multi-family residential loans:
Construction and land development loans	3,537	84	92
Owner occupied loans	3,771	109	118
Nonowner occupied loans	20,108	337	344
Multifamily loans	48	0	0
Agri-business and agricultural loans:
Loans secured by farmland	442	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,488	56	68
Open end and junior lien loans	70	0	0
Other consumer loans	90	1	1
Total	$48,965	$1,177	$1,219

The recorded investment in loans does not include accrued interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$10	$0	$0
Non-working capital loans	108	0	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	530	0	0
Nonowner occupied loans	259	17	17
Multifamily loans	83	0	0
Agri-business and agricultural loans:
Loans secured by farmland	307	0	0
Loans for ag production	51	0	0
Other commercial loans
Consumer 1-4 family loans:
Closed end first mortgage loans	339	0	0
Open end and junior lien loans	25	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	4,085	55	54
Non-working capital loans	17,062	667	681
Commercial real estate and multi-family residential loans:
Construction and land development loans	2,145	48	48
Owner occupied loans	5,157	90	84
Nonowner occupied loans	27,830	363	380
Agri-business and agricultural loans:
Loans secured by farmland	410	0	0
Loans for agricultural production	68	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,870	36	50
Open end and junior lien loans	343	0	0
Other consumer loans	26	0	0
Total	$60,708	$1,276	$1,314

The recorded investment in loans does not include accrued interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Non-working capital loans	$30	$0	$0
Commercial real estate and multi-family residential loans:
Nonowner occupied loans	425	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,649	23	25
Non-working capital loans	17,202	616	625
Commercial real estate and multi-family residential loans:
Construction and land development loans	1,319	0	0
Owner occupied loans	3,082	41	45
Nonowner occupied loans	24,108	246	252
Agri-business and agricultural loans:
Loans secured by farmland	610	0	0
Loans for agricultural production	410	0	0
Other commercial loans	129	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,872	44	48
Open end and junior lien loans	118	0	0
Total	$54,954	$970	$995

The recorded investment in loans does not include accrued interest.

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$456,136	$0	$0	$1,819	$1,819	$457,955
Non-working capital loans	440,050	46	0	3,796	3,842	443,892
Commercial real estate and multi-family
residential loans:
Construction and land development loans	156,594	0	0	544	544	157,138
Owner occupied loans	366,955	0	0	3,156	3,156	370,111
Nonowner occupied loans	382,478	0	0	11,758	11,758	394,236
Multifamily loans	63,392	0	0	0	0	63,392
Agri-business and agricultural loans:
Loans secured by farmland	132,347	0	0	1,113	1,113	133,460
Loans for agricultural production	120,665	0	0	0	0	120,665
Other commercial loans	70,766	0	0	0	0	70,766
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	122,370	1,645	0	1,165	2,810	125,180
Open end and junior lien loans	147,123	135	46	291	472	147,595
Residential construction loans	4,481	0	0	150	150	4,631
Other consumer loans	45,826	145	0	106	251	46,077
Total	$2,509,183	$1,971	$46	$23,898	$25,915	$2,535,098

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$437,705	$233	$0	$1,899	$2,132	$439,837
Non-working capital loans	402,262	48	50	4,812	4,910	407,172
Commercial real estate and multi-family
residential loans:
Construction and land development loans	80,954	998	0	398	1,396	82,350
Owner occupied loans	354,921	1,023	0	2,461	3,484	358,405
Nonowner occupied loans	295,243	38	0	19,200	19,238	314,481
Multifamily loans	44,676	0	0	286	286	44,962
Agri-business and agricultural loans:
Loans secured by farmland	108,359	0	0	797	797	109,156
Loans for agricultural production	115,649	0	0	0	0	115,649
Other commercial loans	56,810	0	0	0	0	56,810
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	107,583	1,475	0	504	1,979	109,562
Open end and junior lien loans	161,172	361	0	391	752	161,924
Residential construction loans	11,508	0	0	0	0	11,508
Other consumer loans	45,546	81	0	77	158	45,704
Total	$2,222,388	$4,257	$50	$30,825	$35,132	$2,257,520

The recorded investment in loans does not include accrued interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $8.3 million and $12.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2013 and 2012. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

(dollars in thousands)	2013	2012
Accruing troubled debt restructured loans	$17,714	$22,332
Nonaccrual troubled debt restructured loans	18,531	28,506
Total troubled debt restructured loans	$36,245	$50,838

During the year ending December 31, 2013 certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a reduction in the interest rate on a loan to one that would not be readily available in the marketplace for borrowers with a similar risk profile; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

There were renewal terms offered on various loans to borrowers under financial duress which did not require additional compensation or consideration, and the terms offered would not have been readily available in the marketplace for loans bearing similar risk profiles. In these instances, it was determined that a concession had been granted. It is difficult to quantify the concession granted due to an absence of readily available market terms to be used for comparison. The renewals during the first three months of 2013 were to one borrower engaged in land development, where the aggregate recorded investment totaled $763,000. No renewals during the three months ended June 30, 2013 were determined to be troubled debt restructures. During the three months ended September 30, 2013, the Bank renegotiated terms on a loan totaling $75,000 where the collateral and cash flow did not support the loan. During the three months ending December 31, 2013 one loan totaling $524,000 was granted an extension although the borrower was not in complete compliance with the terms of the previous agreements financial reporting requirements.

Renegotiated interest rates include loans with a reduction in rate for the remaining life of the loan. There were modifications to borrowers at rates that were not readily available in the marketplace that were considered concessions.

The following table presents loans by class modified as troubled debt restructurings that occurred during the period ending December 31, 2013:

	All Modifications			Interest Rate Reductions
		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Interest at	Interest at
	Number of	Recorded	Recorded	Number of	Pre-Modification	Post-Modification
(dollars in thousands)	Loans	Investment	Investment	Loans	Rate	Rate
Troubled Debt Restructurings
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	6	$2,197	$2,197	6	$84	$63
Owner occupied loans	1	524	524	0	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	4	317	327	2	142	158
Total	11	$3,038	$3,048	8	$226	$221

	Principal and Interest Forgiveness
		Principal at	Principal at	Interest at	Interest at
	Number of	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
(dollars in thousands)	Loans	Rate	Rate	Rate	Rate
Troubled Debt Restructurings
Consumer 1-4 family loans:
Closed end first mortgage loans	2	$156	$161	$164	$149
Total	2	$156	$161	$164	$149

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

For the period ending December 31, 2013, the commercial real estate and multi-family residential loan troubled debt restructurings described above decreased the allowance for loan losses by $405,000 and the consumer 1-4 family loan troubled debt restructurings described above increased the allowance for loan losses by $56,000. Five of the commercial real estate and multi-family residential loan that decreased the provision during 2013 had modifications during the first month of the year and had improved their positions during the remainder of the year, which warranted the decrease in allocation.

One of the commercial real estate and multi-family residential loan troubled debt restructurings described above had a charge-off of $365,000 during the period ending December 31, 2013.

During the year ending December 31, 2012, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a reduction in the interest rate on a loan to one that would not be readily available in the marketplace for borrowers with a similar risk profile; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

There were renewal terms on several loans offered for loans to borrowers under financial distress which did not require additional compensation or consideration and would not have been readily available in the marketplace for loans bearing similar risk profiles. In these instances, it was determined that a concession had been granted. It is difficult to quantify the concession granted due to an absence of readily available market terms to be used for comparison. The renewals during the first three months of 2012 were to one borrower engaged in construction and land development, where the aggregate recorded investment totaled $1.6 million. The renewal during the three months ended June 30, 2012, was a non-working capital term loan with a recorded investment of $1.1 million. During the three months ended September 30, 2012, the Bank renegotiated terms on a loan where the collateral securing the original note was sold for an amount that did not satisfy the balance. The Bank agreed to release its collateral interest to facilitate the sale, and renegotiated a new consumer loan with a recorded investment of $17,000 for the remaining balance of the loan. The terms offered in the renegotiated unsecured loan were an exception to bank policy; therefore, it was determined that a concession had been granted. These loans are included in the table of all troubled debt restrucurings below.

Renegotiated interest rates include loans with a reduction in rate for a short-term (part of the remaining life of the loan) or long-term (life of loan). There were modifications to borrowers at rates that were readily available in the market but who would not have otherwise qualified for the market terms offered in the modification without a concession being granted. Also included are borrowers who received interest rate concessions that were below market rates.

Delays in principal repayment include loans which were intended to be amortizing during the period, but due to financial hardship the borrowers under these loans were unable to meet the original or intended repayment terms. These include loans with principal deferrals for a prolonged period or those with modified payments which are an exception to bank policy.

The following tables present loans by class modified as troubled debt restructurings that occurred during the period ending December 31, 2012:

	All Modifications			Interest Rate Reductions			Modified Repayment Terms
		Pre-Modification	Post-Modification					Extension
		Outstanding	Outstanding		Interest at	Interest at		Period or
	Number of	Recorded	Recorded	Number of	Pre-Modification	Post-Modification	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	Rate	Rate	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Non-working capital loans	1	$942	$1,060	0	$0	$0	0	0
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	5	1,638	1,638	0	0	0	0	0
Owner occupied loans	2	2,260	2,260	1	440	117	1	18
Nonowner occupied loans	1	385	385	0	0	0	1	14
Consumer 1-4 family loans:
Closed end first mortgage loans	5	317	316	5	403	381	0	0
Other consumer loans	1	17	17	0	0	0	0	0
Total	15	$5,559	$5,676	6	$843	$498	2	14-18

All of the commercial and industrial loan troubled debt restructurings described above also had additional collateral that was inadequate compensation as part of the restructuring.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

For the period ending December 31, 2012, the commercial and industrial loan troubled debt restructurings described above decreased the allowance for loan losses by $853,000, the commercial real estate and multi-family residential loan troubled debt restructurings described above decreased the allowance for loan losses by $67,000, the consumer 1-4 family loan troubled debt restructurings described above increased the allowance for loan losses by $48,000 and the other consumer loan troubled debt restructurings described above increased the allowance for loan losses by $4,000. The commercial and industrial loan and one commercial real estate and multi-family residential loan that decreased the provision during 2012 had modifications during the first five months of the year and had improved their positions during the remainder of the year, which warranted the decrease in allocation.

No charge - offs resulted from any troubled debt restructurings described above during the period ending December 31, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending December 31:

	2013		2012
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment
Troubled Debt Restructurings that Subsequently Defaulted
Commercial real estate and multi-family residential loans:
Construction and land development loans	1	$763	0	$0

Consumer 1-4 family loans:
Closed end first mortgage loans	0	0	1	63

Total	1	$763	1	$63

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted, as described above, decreased the allowance for loan losses by $170,000 and did not result in any charge - offs during the period ending December 31, 2013. The troubled debt restructurings that subsequently defaulted, as described above, increased the allowance for loan losses by $16,000 and did not result in any charge - offs during the period ending December 31, 2012.

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

NOTE 4 - ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as not rated are consumer loans included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$431,069	$15,212	$11,674	$0	$0	$457,955
Non-working capital loans	384,415	37,727	19,659	0	2,091	443,892
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	148,338	763	8,037	0	0	157,138
Owner occupied loans	333,795	23,687	12,629	0	0	370,111
Nonowner occupied loans	367,108	9,180	17,948	0	0	394,236
Multifamily loans	63,392	0	0	0	0	63,392
Agri-business and agricultural loans:
Loans secured by farmland	132,331	0	1,113	0	16	133,460
Loans for agricultural production	120,665	0	0	0	0	120,665
Other commercial loans	70,766	0	0	0	0	70,766
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	29,092	0	2,316	0	93,772	125,180
Open end and junior lien loans	8,291	1,863	0	0	137,441	147,595
Residential construction loans	0	0	0	0	4,631	4,631
Other consumer loans	10,722	416	291	0	34,648	46,077
Total	$2,099,984	$88,848	$73,667	$0	$272,599	$2,535,098

The recorded investment in loans does not include accrued interest.

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as not rated are consumer loans included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$403,778	$22,591	$13,468	$0	$0	$439,837
Non-working capital loans	355,772	23,192	26,857	66	1,285	407,172
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	67,002	4,595	10,753	0	0	82,350
Owner occupied loans	315,672	24,589	18,144	0	0	358,405
Nonowner occupied loans	282,108	6,345	26,028	0	0	314,481
Multifamily loans	43,425	345	1,192	0	0	44,962
Agri-business and agricultural loans:
Loans secured by farmland	107,734	0	1,404	0	18	109,156
Loans for agricultural production	115,649	0	0	0	0	115,649
Other commercial loans	56,692	0	118	0	0	56,810
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	18,685	343	729	0	89,805	109,562
Open end and junior lien loans	7,932	300	0	0	153,692	161,924
Residential construction loans	0	0	0	0	11,508	11,508
Other consumer loans	10,168	378	497	0	34,661	45,704
Total	$1,784,617	$82,678	$99,190	$66	$290,969	$2,257,520

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

The Company’s Controlling Department, which is responsible for all accounting and SEC compliance, and the Company’s Treasury Department, which is responsible for investment portfolio management and asset/liability modeling, are the two areas that determine the Company’s valuation policies and procedures. Both of these areas report directly to the President and Chief Financial Officer of the Company. For assets or liabilities that may be considered for Level 3 fair value measurement on a recurring basis, these two departments and the President and Chief Financial Officer determine the appropriate level of the assets or liabilities under consideration. If there are assets or liabilities that are determined to be Level 3 by this group, the Risk Management Committee of the Company and the Audit Committee of the Board of Directors are made aware of such assets at their next scheduled meeting.

Securities pricing is obtained from a third party pricing service and is tested at least annually against prices from another third party provider and reviewed with a market value price tolerance variance of +/-3%, an individual security market value tolerance of +/-$50,000 and an aggregate market value tolerance of +/-$500,000 for all securities. If any securities fall outside any of these tolerance thresholds, they are reviewed in more detail to determine why the variance exists. Changes in market value are reviewed monthly in aggregate yield by security type and any material differences are reviewed to determine why they exist. At least annually, the pricing methodology of the pricing service is received and reviewed to support the fair value levels used by the Company. A detailed pricing evaluation is requested and reviewed on any security determined to be fair valued using unobservable inputs by the pricing service.

Mortgage banking derivative:  The fair values of mortgage banking derivatives are based on observable market data as of the measurement date (Level 2).

Interest rate swap derivatives:  The Company records all interest rate swap derivatives on the balance sheet at fair value. The accounting for changes in the fair value of these derivatives depends on the intended use of the derivative, whether the Company has elected to designate such derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Currently, none of the Company’s derivatives are designated in qualifying hedging relationships, as the derivatives are not used to manage risks within the Company’s assets or liabilities. As such, all changes in fair value of the Company’s derivatives are recognized directly in earnings. The fair value of interest rate swap derivatives is determined by pricing or valuation models using observable market data as of the measurement date (Level 2).

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Impaired loans:  Impaired loans with specific allocations of the allowance for loan losses are generally based on the fair value of the underlying collateral if repayment is expected solely from the collateral. Fair value is determined using several methods. Generally, the fair value of real estate is based on appraisals by qualified third party appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company’s management routinely applies internal discount factors to the value of appraisals used in the fair value evaluation of impaired loans. The deductions to the appraisals take into account changing business factors and market conditions, as well as value impairment in cases where the appraisal date predates a likely change in market conditions. Commercial real estate is generally discounted from its appraised value by 0-50% with the higher discounts applied to real estate that is determined to have a thin trading market or to be specialized collateral. In addition to real estate, the Company’s management evaluates other types of collateral as follows: (a) raw and finished inventory is discounted from its cost or book value by 35-65%, depending on the marketability of the goods (b) finished goods are generally discounted by 30-60%, depending on the ease of marketability, cost of transportation or scope of use of the finished good (c) work in process inventory is typically discounted by 50-100%, depending on the length of manufacturing time, types of components used in the completion process, and the breadth of the user base (d) equipment is valued at a percentage of depreciated book value or recent appraised value, if available, and is typically discounted at 30-70% after various considerations including age and condition of the equipment, marketability, breadth of use, and whether the equipment includes unique components or add-ons; and (e) Marketable securities are discounted by 10-30%, depending on the type of investment, age of valuation report and general market conditions. This methodology is based on a market approach and typically results in a Level 3 classification of the inputs for determining fair value.

Mortgage servicing rights:  As of December 31, 2013, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $3.3 million, none of which are currently impaired and therefore are carried at amortized cost. These residential mortgage loans have a weighted average interest rate of 4.11%, a weighted average maturity of 19 years and are secured by homes generally within the Company’s market area of Northern Indiana. A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. At December 31, 2013, the constant prepayment speed (“PSA”) used was 185 and discount rate used was 9.4%. At December 31, 2012, the PSA used was 392 and the discount rate used was 9.2%.

At December 31, 2013, the sensitivity of the current fair value of MSRs to an immediate 10% and 20% adverse change in the PSA and discount rate was ($129,000) and ($250,000) respectively for the PSA and was ($103,000) and ($199,000) respectively for the discount rate. These sensitivities are hypothetical and should not be relied upon. As the figures indicate, changes in value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the value of the MSR is calculated without changing any other assumption; however, in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which might magnify or counteract the sensitivities.

Other real estate owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value less costs to sell. Fair values are generally based on third party appraisals of the property and are reviewed by the Company’s internal appraisal officer. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable properties used to determine value. Such adjustments are usually significant and result in a Level 3 classification. In addition, the Company’s management may apply discount factors to the appraisals to take into account changing business factors and market conditions, as well as value impairment in cases where the appraisal date predates a likely change in market conditions. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2013
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$1,017	$0	$0	$1,017
Mortgage-backed securities	0	371,977	0	371,977
State and municipal securities	0	94,998	975	95,973
Total Securities	1,017	466,975	975	468,967
Mortgage banking derivative	0	142	0	142
Interest rate swap derivative	0	627	0	627
Total assets	$1,017	$467,744	$975	$469,736

Liabilities
Mortgage banking derivative	0	2	0	2
Interest rate swap derivative	0	592	0	592
Total liabilities	$0	$594	$0	$594

	December 31, 2012
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$1,037	$0	$0	$1,037
U.S. Government sponsored agencies	0	5,304	0	5,304
Mortgage-backed securities	0	365,644	0	365,644
Non-agency residential mortgage-
backed securities	0	3,594	2,859	6,453
State and municipal securities	0	87,595	988	88,583
Total Securities	1,037	462,137	3,847	467,021
Mortgage banking derivative	0	739	0	739
Total assets	$1,037	$462,876	$3,847	$467,760

Liabilities
Mortgage banking derivative	$0	$12	$0	$12

There were no transfers between Level 1and Level 2 during 2013 and 2012.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012:

	Non-Agency Residential
	Mortgage-Backed Securities		State and Municipal Securities
(dollars in thousands)	2013	2012	2013	2012
Balance of recurring Level 3 assets at January 1	$2,859	$0	$988	$686
Transfers into Level 3	3,334	2,859	0	351
Changes in fair value of securities	(158)	0	(13)	(4)
Principal payments	(2,183)	0	0	(45)
Sales	(3,852)	0	0	0
Balance of recurring Level 3 assets at December 31	$0	$2,859	$975	$988

The fair value of two non-agency residential mortgage-backed securities with a fair value of $3.3 million as of March 31, 2013 were transferred out of Level 2 and into Level 3 because of a lack of observable market data for these investments. The Company’s policy is to recognize transfers as of the end of the reporting period. As a result, the fair value for these non-agency residential mortgage-backed securities was transferred on March 31, 2013.

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

Quantitative Information about Level 3 Fair Value Measurements
				Range of
	Fair Value at			Inputs
(dollars in thousands)	12/31/2013	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$975	Price to type, par, call	Discount to benchmark index	0-6%
				(2.21%)

Quantitative Information about Level 3 Fair Value Measurements
				Range of
	Fair Value at			Inputs
(dollars in thousands)	12/31/2012	Valuation Technique	Unobservable Input	(Average)

Non-agency residential	$2,859	Discounted cash flow	Constant prepayment rate	5.00-9.00
mortgage-backed securities				(6.00)

			Average life	0.20-2.86
				(2.70)

			Swap/EDSF spread	297-339
				(328)

State and municipal securities	$988	Price to type, par, call	Discount to benchmark index	1-11%
				(4%)

The significant unobservable inputs used in the fair value measurement of the Company’s non-agency residential mortgage-backed securities classified as Level 3 are constant prepayment rates, average life and a Swap/EDSF spread. Significant increases/(decreases) in any of those inputs in isolation would result in a significantly lower/(higher) fair value measurement.

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

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	December 31, 2013
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$920	$920
Non-working capital loans	0	0	3,097	3,097
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	2,210	2,210
Owner occupied loans	0	0	3,958	3,958
Nonowner occupied loans	0	0	8,938	8,938
Agri-business and agricultural loans:
Loans secured by farmland	0	0	472	472
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	409	409
Open end and junior lien loans	0	0	174	174
Other consumer loans	0	0	50	50
Total impaired loans	$0	$0	$20,228	$20,228
Other real estate owned	0	0	75	75
Total assets	$0	$0	$20,303	$20,303

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	December 31, 2012
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$990	$990
Non-working capital loans	0	0	2,990	2,990
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	2,026	2,026
Owner occupied loans	0	0	3,892	3,892
Nonowner occupied loans	0	0	18,642	18,642
Agri-business and agricultural loans:
Loans secured by farmland	0	0	268	268
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	352	352
Open end and junior lien loans	0	0	158	158
Other consumer loans	0	0	46	46
Total impaired loans	$0	$0	$29,364	$29,364
Mortgage servicing rights	0	0	1,906	1,906
Other real estate owned	0	0	75	75
Total assets	$0	$0	$31,345	$31,345

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2013:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$4,017	Collateral based	Discount to reflect	29%	(3% - 93%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	15,106	Collateral based	Discount to reflect	22%	(3% - 45%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Agri-business and agricultural	472	Collateral based	Discount to reflect	8%	(4% - 12%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Consumer 1-4 family mortgage	583	Collateral based	Discount to reflect	33%	(6% - 77%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Other consumer	50	Collateral based	Discount to reflect	53%	(28% - 98%)
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	75	Appraisals	Discount to reflect	49%
			current market conditions

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2012:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs

Impaired Loans:
Commercial and industrial:	$3,980	Collateral based	Discount to reflect	35%	(10% - 99%)
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Commercial real estate:	24,560	Collateral based	Discount to reflect	23%	(4% - 57%)
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Agri-business and agricultural:	268	Collateral based	Discount to reflect	19%
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Consumer 1-4 family mortgage	510	Collateral based	Discount to reflect	39%	(8% - 100%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Other consumer	46	Collateral based	Discount to reflect	40%	(29% - 100%)
		measurements	current market conditions
			and ultimate collectability

Mortgage servicing rights	1,906	Discounted cash flows	Discount rate	9.20%	(9.10% - 9.50%)

Other real estate owned	75	Appraisals	Discount to reflect	49%
			current market conditions

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $26.5 million, with a valuation allowance of $6.3 million at December 31, 2013, resulting in a net reduction in provision for loan losses of $3.7 million for the year ended December 31, 2013. At December 31, 2012, impaired loans had a gross carrying amount of $39.4 million, with a valuation allowance of $10.0 million, resulting in a net reduction in provision for loans losses of $8.2 million for the year ending December 31, 2012.

At December 31, 2012, MSRs included a portion carried at their fair value of $1.9 million, which is made up of the outstanding balance of $1.9 million, net of a valuation allowance of $42,000 at December 31, 2012, resulting in a net decrease in impairment of $66,000 for the year ended December 31, 2012.

Other real estate owned measured at fair value less costs to sell, at December 31, 2013 and 2012 had a net carrying amount of $75,000, which is made up of the outstanding balance of $147,000, net of a valuation allowance of $72,000, which was all written down during 2012.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2013. Items which are not financial instruments are not included.

	December 31, 2013
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$63,105	$63,105	$0	$0	$63,105
Securities available for sale	468,967	1,017	466,975	975	468,967
Real estate mortgages held for sale	1,778	0	1,800	0	1,800
Loans, net	2,486,301	0	0	2,490,593	2,490,593
Federal Home Loan Bank stock	7,312	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	8,577	0	2,297	6,280	8,577
Financial Liabilities:
Certificates of deposit	(727,809)	0	(736,088)	0	(736,088)
All other deposits	(1,818,259)	(1,818,259)	0	0	(1,818,259)
Securities sold under agreements
to repurchase	(104,876)	0	(104,876)	0	(104,876)
Federal funds purchased	(11,000)	0	(11,000)	0	(11,000)
Other short-term borrowings	(146,000)	0	(146,002)	0	(146,002)
Long-term borrowings	(37)	0	(43)	0	(43)
Subordinated debentures	(30,928)	0	0	(31,217)	(31,217)
Standby letters of credit	(312)	0	0	(312)	(312)
Accrued interest payable	(2,918)	(125)	(2,790)	(3)	(2,918)

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2012. Items which are not financial instruments are not included.

	December 31, 2012
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$232,237	$232,237	$0	$0	$232,237
Securities available for sale	467,021	1,037	462,137	3,847	467,021
Real estate mortgages held for sale	9,452	0	9,663	0	9,663
Loans, net	2,206,075	0	0	2,230,993	2,230,993
Federal Home Loan Bank stock	7,312	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	8,485	6	2,215	6,264	8,485
Financial Liabilities:
Certificates of deposit	(907,505)	0	(922,397)	0	(922,397)
All other deposits	(1,674,251)	(1,674,251)	0	0	(1,674,251)
Securities sold under agreements
to repurchase	(121,883)	0	(121,883)	0	(121,883)
Long-term borrowings	(15,038)	0	(15,607)	0	(15,607)
Subordinated debentures	(30,928)	0	0	(31,223)	(31,223)
Standby letters of credit	(262)	0	0	(262)	(262)
Accrued interest payable	(4,757)	(298)	(4,456)	(3)	(4,757)

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and cash equivalents - The carrying amount of cash and cash equivalents approximate fair value and are classified as Level 1.

Loans, net – Fair values of loans, excluding loans held for sale, are estimated as follows:  For variable rate loans, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analysis, using current market rates applied to the estimated life resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

FHLB and Federal Reserve Bank stock – It is not practical to determine the fair value of FHLB stock and Federal Reserve Bank stock due to restrictions placed on its transferability.

Certificates of deposit – Fair values of certificates of deposit are estimated using discounted cash flow analysis using current market rates applied to the estimated life resulting in a Level 2 classification.

All other deposits – The fair values for all other deposits other than certificates of deposit are equal to the amount payable on demand (the carrying value) resulting in a Level 1 classification.

Securities sold under agreements to repurchase – The carrying amount of borrowings under repurchase agreements approximate their fair values resulting in a Level 2 classification.

Federal funds purchased – The carrying amount of federal funds purchased approximate fair value resulting in a Level 2 classification.

Other short-term borrowings – The fair value of other short-term borrowings is estimated using discounted cash flow analysis based on current borrowing rates resulting in a Level 2 classification.

Long-term borrowings – The fair value of long-term borrowings is estimated using discounted cash flow analyses based on current borrowing rates resulting in a Level 2 classification.

Subordinated debentures – The fair value of subordinated debentures is based on the rates currently available to the Company with similar terms and remaining maturity and credit spread resulting in a Level 3 classification.

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Standby letters of credit – The fair value of off-balance sheet items is based on the current fees and costs that would be charged to enter into or terminate such arrangements resulting in a Level 3 classification.

Accrued interest receivable/payable – The carrying amounts of accrued interest approximate fair value resulting in a Level 1, Level 2 or Level 3 classification depending on its associated asset/liability.

NOTE 6 - LAND, PREMISES AND EQUIPMENT, NET

Land, premises and equipment and related accumulated depreciation were as follows at December 31, 2013 and 2012:

(dollars in thousands)	2013	2012
Land	$12,588	$12,437
Premises	32,202	29,297
Equipment	24,600	20,804
Total cost	69,390	62,538
Less accumulated depreciation	30,055	27,698
Land, premises and equipment, net	$39,335	$34,840

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There have been no changes in the $5.0 million carrying amount of goodwill since 2002.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two step impairment test. Step 1 of the impairment test includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. The Company determined the fair value of our reporting unit and compared it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test. Our annual impairment analysis as of May 31, 2013, indicated that the Step 2 analysis was not necessary. Circumstances did not substantially change during the second half of the year such that the Company did not believe it was necessary to do an additional impairment analysis.

NOTE 8 – DEPOSITS

The following table details certain types of deposits as of December 31, 2013 and 2012:

(dollars in thousands)	2013	2012
Time deposits of $100,000 or more	$436,243	$545,708
Public fund deposits	634,290	529,475
Brokered deposits	29,755	54,076

At December 31, 2013, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Maturing in 2014	$424,965
Maturing in 2015	160,686
Maturing in 2016	101,303
Maturing in 2017	32,304
Maturing in 2018	7,903
Thereafter	648
Total time deposits	$727,809

NOTE 9 – BORROWINGS

Long-term borrowings at December 31 consisted of:

(dollars in thousands)	2013	2012
Federal Home Loan Bank of Indianapolis Notes, 3.21%, Due May 5, 2014	$0	$15,000
Federal Home Loan Bank of Indianapolis Notes, 6.15%, Due January 15, 2018	37	38
Total	$37	$15,038

Long-term borrowings mature as follows:

(dollars in thousands)	Amount
2014	$0
2015	0
2016	0
2017	0
2018	37
Thereafter	0

Other short-term borrowings consisted of:

(dollars in thousands)	2013	2012
Federal Home Loan Bank of Indianapolis Notes, 0.50%, Due June 30, 2014	$146,000	$0

All FHLB notes require monthly interest payments and are secured by residential real estate loans and securities with a carrying value of $320.5 million and $244.6 million at December 31, 2013 and 2012. At December 31, 2013, the Company owned $7.3 million of FHLB stock, which also secures debts owed to the FHLB of $146.0 million. The Company is authorized to borrow up to $800.0 million at the FHLB. Federal Reserve Discount Window borrowings were secured by commercial loans with a carrying value of $232.3 million as of December 31, 2013. The Company had a borrowing capacity of $162.7 million at the Federal Reserve Bank at December 31, 2013. There were no borrowings outstanding at the Federal Reserve Bank at December 31, 2013 and 2012.

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $125.1 million, $163.5 million and $170.2 million at year-end 2013, 2012 and 2011.

Securities sold under agreements to repurchase (“repo accounts”) represent collateralized borrowings with customers located primarily within the Company’s service area. Substantially all repo accounts mature on demand, with the remaining maturing in less than one year. Repo accounts are not covered by federal deposit insurance and are secured by securities owned. The Company retains the right to substitute similar type securities and has the right to withdraw all excess collateral applicable to repo accounts whenever the collateral values are in excess of the related repurchase liabilities. At December 31, 2013, there were no material amounts of securities at risk with any one customer. The Company maintains control of these securities through the use of third-party safekeeping arrangements.

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

(dollars in thousands)	2013	2012	2011
Securities sold under agreements to repurchase
Outstanding at year end	$104,876	$121,883	$131,990
Approximate average interest rate at year end	0.29%	0.35%	0.35%
Highest amount outstanding as of any month end
during the year	$114,312	$130,389	$146,281
Approximate average outstanding during the year	$107,252	$119,150	$134,814
Approximate average interest rate during the year	0.32%	0.37%	0.42%

NOTE 10 – SUBORDINATED DEBENTURES

Lakeland Statutory Trust II, a trust formed by the Company (the “Trust”), issued $30.0 million of floating rate trust preferred securities on October 1, 2003 as part of a privately placed offering of such securities. The Company issued $30.9 million of subordinated debentures to the Trust in exchange for the proceeds of the Trust. The Company holds a controlling interest in the Trust, but does not have a majority of voting rights; therefore the Trust is considered a variable interest entity. The Company is not considered the primary beneficiary of this Trust; therefore, the Trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the Trust was $928,000 and is included in other assets.

Subject to the Company having received prior approval of the Federal Reserve, if required, the Company may redeem the subordinated debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any interest payment date on or after October 1, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures must be redeemed no later than 2033. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines and, subject to certain limitations, will also be considered Tier 1 capital under Basel III. The floating rate of the trust preferred securities and subordinated debentures are equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 3.05%, which was 3.2966%, 3.361% and 3.631% December 31, 2013, 2012 and 2011, respectively.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS

In April 2000, the Lakeland Financial Corporation Pension Plan was frozen. The Company also maintains a Supplemental Executive Retirement Plan (“SERP”) for select officers that was established as a funded, non-qualified deferred compensation plan. Currently, seven retired officers are the only participants in the SERP. The measurement date for both the pension plan and SERP is December 31, 2013 and 2012.

Information as to the Company’s employee benefit plans at December 31, 2013 and 2012 is as follows:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2013	2012	2013	2012
Change in benefit obligation:
Beginning benefit obligation	$2,867	$3,005	$1,141	$1,194
Interest cost	116	127	45	51
Actuarial (gain)/loss	(276)	200	47	33
Benefits paid	(253)	(465)	(137)	(137)
Ending benefit obligation	2,454	2,867	1,096	1,141

Change in plan assets (primarily equity and fixed
income investments and money market funds),
at fair value:
Beginning plan assets	1,528	1,618	964	877
Actual return	265	195	161	111
Employer contribution	160	180	80	113
Benefits paid	(253)	(465)	(137)	(137)
Ending plan assets	1,700	1,528	1,068	964
Funded status at end of year	$(754)	$(1,339)	$(28)	$(177)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2013	2012	2013	2012
Funded status included in other liabilities	$(754)	$(1,339)	$(28)	$(177)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2013	2012	2013	2012
Net actuarial loss	$1,640	$2,301	$640	$773

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The accumulated benefit obligation for the pension plan was $2.5 million and $2.9 million, respectively, for December 31, 2013 and 2012. The accumulated benefit obligation for the SERP was $1.1 million for both December 31, 2013 and 2012.

Net pension expense and other amounts recognized in other comprehensive income include the following:

	Pension Benefits			SERP Benefits
(dollars in thousands)	2013	2012	2011	2013	2012	2011
Net pension expense:
Service cost	$0	$0	$0	$0	$0	$0
Interest cost	116	127	141	45	51	61
Expected return on plan assets	(121)	(138)	(158)	(74)	(75)	(80)
Recognized net actuarial loss	151	137	106	93	83	69
Settlement cost	91	252	0	0	0	0
Net pension expense	$237	$378	$89	$64	$59	$50

Net loss/(gain)	$(510)	$(109)	$823	$(40)	$(3)	$220
Amortization of net loss	(151)	(137)	(106)	(93)	(83)	(69)
Total recognized in other comprehensive
income	$(661)	$(246)	$717	$(133)	$(86)	$151
Total recognized in net pension expense
and other comprehensive income	$(424)	$132	$806	$(69)	$(27)	$201

The estimated net loss (gain) for the defined benefit pension plan and SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $117,000 for the pension plan and $80,000 for the SERP. The settlement cost was related to participants taking lump sum distributions from the pension plan during 2013 and 2012.

For 2013, the assumed form of payment elected by active participants upon retirement was changed from a single life annuity to a lump sum to reflect participant trends. The lump sum assumed interest rates below reflect the mortality table in effect for 2014.

		Pension Benefits			SERP Benefits
	2013	2012	2011	2013	2012	2011
The following assumptions were used in calculating the net benefit obligation:

Weighted average discount rate	5.00%	4.00%	4.50%	5.00%	4.00%	4.50%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Lump sum assumed interest rates
First 5 years	1.24%	N/A	N/A	N/A	N/A	N/A
Next 15 years	4.47%	N/A	N/A	N/A	N/A	N/A
All future years	5.52%	N/A	N/A	N/A	N/A	N/A

The following assumptions were used in calculating the net pension expense:

Weighted average discount rate	4.00%	4.50%	5.50%	4.00%	4.50%	5.50%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%

Pension Plan and SERP Assets

The Company's investment strategies are to invest in a prudent manner for the purpose of providing benefits to participants in the pension plan and the SERP. The investment strategies are targeted to maximize the total return of the portfolio net of inflation, spending and expenses. Risk is controlled through diversification of asset types and investments in domestic and international equities and fixed income securities. The target allocations for plan assets are shown in the tables below. Equity securities primarily include investments in common stocks. Debt securities include government agency and commercial bonds. Other investments consist of money market mutual funds.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The weighted average expected long-term rate of return on pension plan and SERP assets is developed in consultation with the plans actuary. It is primarily based upon industry trends and consensus rates of return which are then adjusted to reflect the specific asset allocations and historical rates of return of the Company's plan assets. The following assumptions were used in determining the total long term rate of return:  equity securities were assumed to have a long-term rate of return of approximately 9.65% and debt securities were assumed to have a long-term rate of return of approximately 4.8%. These rates of return were adjusted to reflect an approximate target allocation of 60% equity securities and 40% debt securities with a small downward adjustment due to investments in the “Other” category, which consist of low yielding money market mutual funds.

Certain asset types and investment strategies are prohibited including, the investment in commodities, options, futures, short sales, margin transactions and non-marketable securities.

The Company's pension plan asset allocation at year-end 2013 and 2012, target allocation for 2014, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan		Weighted
	Target	Assets		Average Expected
	Allocation	at Year End		Long-Term Rate
Asset Category	2014	2013	2012	of Return
Equity securities	55-65%	60%	63%	9.65%
Debt securities	35-45%	25%	33%	4.80%
Other	5-10%	15%	4%	0.25%
Total		100%	100%	7.75%

The Company's SERP plan asset allocation at year-end 2013 and 2012, target allocation for 2014, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan		Weighted
	Target	Assets		Average Expected
	Allocation	at Year End		Long-Term Rate
Asset Category	2014	2013	2012	of Return
Equity securities	55-65%	61%	63%	9.65%
Debt securities	35-45%	30%	34%	4.79%
Other	5-10%	9%	3%	0.25%
Total		100%	100%	7.75%

Fair Value of Pension Plan and SERP Assets

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

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The fair values of the Company's pension plan assets at December 31, 2013, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$484	$484	$0	$0
Equity securities - US large cap stock mutual funds	258	258	0	0
Equity securities - US mid cap stock mutual funds	145	145	0	0
Equity securities - international stock mutual funds	119	119	0	0
Equity securities - emerging markets stock mutual funds	21	21	0	0
Debt securities - intermediate term bond mutual funds	127	127	0	0
Debt securities - short term bond mutual funds	211	211	0	0
Debt securities - world bond mutual funds	29	29	0	0
Debt securities - commercial	56	0	56	0
Cash - money market account	246	246	0	0
Total	$1,696	$1,640	$56	$0

Total pension plan assets available for benefits also include $4,000 in accrued interest and dividend income.

The fair values of the Company's pension plan assets at December 31, 2012, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$457	$457	$0	$0
Equity securities - US large cap stock mutual funds	205	205	0	0
Equity securities - US mid cap stock mutual funds	121	121	0	0
Equity securities - US small cap stock mutual funds	56	56	0	0
Equity securities - international stock mutual funds	104	104	0	0
Equity securities - emerging markets stock mutual funds	22	22	0	0
Debt securities - intermediate term bond mutual funds	183	183	0	0
Debt securities - short term bond mutual funds	152	152	0	0
Debt securities - world bond mutual funds	48	48	0	0
Debt securities - commercial	114	0	114	0
Cash - money market account	61	61	0	0
Total	$1,523	$1,409	$114	$0

Total pension plan assets available for benefits also include $5,000 in accrued interest and dividend income.

There were no significant transfers between Level 1 and Level 2 during 2013 and 2012.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The fair values of the Company's SERP assets at December 31, 2013, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$140	$140	$0	$0
Equity securities - US large cap stock mutual funds	374	374	0	0
Equity securities - US mid cap stock mutual funds	76	76	0	0
Equity securities - international stock mutual funds	59	59	0	0
Debt securities - intermediate term bond mutual funds	72	72	0	0
Debt securities - short term bond mutual funds	150	150	0	0
Debt securities - world bond mutual funds	34	34	0	0
Debt securities - commercial	62	0	62	0
Cash - money market account	98	98	0	0
Total	$1,065	$1,003	$62	$0

Total SERP plan assets available for benefits also include $3,000 in accrued interest and dividend income.

The fair values of the Company's SERP assets at December 31, 2012, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$161	$161	$0	$0
Equity securities - US large cap stock mutual funds	301	301	0	0
Equity securities - US mid cap stock mutual funds	63	63	0	0
Equity securities - US small cap stock mutual funds	30	30	0	0
Equity securities - international stock mutual funds	52	52	0	0
Debt securities - intermediate term bond mutual funds	127	127	0	0
Debt securities - short term bond mutual funds	101	101	0	0
Debt securities - world bond mutual funds	34	34	0	0
Debt securities - commercial	65	0	65	0
Cash - money market account	27	27	0	0
Total	$961	$896	$65	$0

Total SERP plan assets available for benefits also include $3,000 in accrued interest and dividend income.

There were no significant transfers between Level 1 and Level 2 during 2013 and 2012.

Contributions

The Company expects to contribute $207,000 to its pension plan and $4,000 to its SERP plan in 2014.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Estimated Future Benefit Payments

The following benefit payments are expected to be paid over the next ten years:

	Pension	SERP
Plan Year	Benefits	Benefits
(dollars in thousands)
2014	$174	$135
2015	220	132
2016	290	127
2017	211	122
2018	239	116
2019-2023	873	466
NOTE 12 - OTHER BENEFIT PLANS

401(k) Plan

The Company maintains a 401(k) profit sharing plan for all employees meeting certain age and service requirements. The 401(k) plan allows employees to contribute up to the maximum amount allowable under the Internal Revenue Code, which are matched based upon the percentage of budgeted net income earned during the year on the first 6% of the compensation contributed. The expense recognized from matching was $1.4 million, $1.4 million and $1.3 million in 2013, 2012 and 2011.

Deferred Compensation Plan

Effective January 1, 2004, the Company adopted the Lake City Bank Deferred Compensation Plan. The purpose of the deferred compensation plan is to extend full 401(k) type retirement benefits to certain individuals without regard to statutory limitations under tax qualified plans. A liability is accrued by the Company for its obligation under this plan. The expense recognized for each of the last three years was $282,000, $137,000 and $5,000 resulting in a deferred compensation liability of $1.8 million, $1.4 million and $1.2 million as of year-end 2013, 2012 and 2011. The deferred compensation plan is funded solely by participant contributions and does not receive a Company match.

Employee Agreements

Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $4.2 million as of December 31, 2013. On December 31, 2013, no amounts were accrued on these contingent obligations.

Directors’ Deferred Compensation and Cash Plans

The Company maintains a directors’ deferred compensation plan and a cash plan. The amount owed directors for fees under the deferred directors’ compensation and cash plans as of December 31, 2013 and 2012 was $2.2 million and $1.8 million. The related expense for the deferred directors’ compensation and cash plans as of December 31, 2013, 2012 and 2011 was $488,000, $480,000 and $394,000.

NOTE 13 - INCOME TAXES

Income tax expense for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

(dollars in thousands)	2013	2012	2011
Current federal	$17,181	$15,181	$15,845
Deferred federal	183	1,175	(1,863)
Current state	1,387	877	1,413
Deferred state	808	(51)	(677)
Total income tax expense	$19,559	$17,182	$14,718

NOTE 13 - INCOME TAXES (continued)

Income tax expense included an expense (benefit) of $43,000, ($150,000) and ($67,000) applicable to security transactions for 2013, 2012 and 2011. The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 35% for 2013, 2012 and 2011 to income before income taxes were as follows:

(dollars in thousands)	2013	2012	2011
Income taxes at statutory federal rate of 35%	$20,439	$18,402	$15,883
Increase (decrease) in taxes resulting from:
Tax exempt income	(1,222)	(1,122)	(1,376)
Nondeductible expense	180	182	213
State income tax, net of federal tax effect	1,396	554	490
Captive insurance premium income	(391)	0	0
Tax credits	(243)	(253)	(153)
Bank owned life insurance	(578)	(340)	(348)
Reserve for unrecognized tax benefits	(25)	(45)	22
Other	3	(196)	(13)
Total income tax expense	$19,559	$17,182	$14,718

The net deferred tax asset recorded in the consolidated balance sheets at December 31, 2013 and 2012 consisted of the following:

(dollars in thousands)	2013	2012
Deferred tax assets:
Bad debts	$19,902	$21,810
Pension and deferred compensation liability	1,215	916
Non-qualified stock options	638	581
Nonaccrual loan interest	1,760	1,700
Long-term incentive plan	1,605	1,038
Other	32	302
	25,152	26,347
Deferred tax liabilities:
Accretion	152	147
Depreciation	3,336	3,075
Loan servicing rights	1,080	1,223
State taxes	963	1,229
Deferred loan fees	63	46
Intangible assets	1,925	2,005
FHLB stock dividends	88	92
REIT spillover dividend	1,178	1,219
Prepaid expenses	895	848
	9,680	9,884
Valuation allowance	0	0
Net deferred tax asset	$15,472	$16,463

In addition to the net deferred tax assets included above, the deferred income tax asset/liability allocated to the unrealized net gain/(loss) on securities available for sale included in equity was ($895,000) and $4.7 million for 2013 and 2012. The deferred income tax liability allocated to the pension plan and SERP included in equity was $924,000 and $1.2 million for 2013 and 2012.

During the second quarter of 2013, the Indiana legislature approved new tax rates for financial institutions which will lower their state income tax rate from 8.5% to 6.5%. The decrease will be phased in over four years, beginning in 2014. This lower state tax rate going forward will reduce the benefit provided by the Company’s existing deferred tax items. As a result of the revaluation of the Company’s state deferred tax items, the Company recorded a non-cash adjustment for state tax expense of $465,000.

NOTE 13 - INCOME TAXES (continued)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits:

(dollars in thousands)	2013	2012
Balance January 1,	$89	$134
Additions based on tax positions related to the current year	5	15
Additions for tax positions of prior years	0	0
Reductions for tax positions of prior years	0	0
Reductions due to the statute of limitations	(30)	(60)
Settlements	0	0
Balance at December 31,	$64	$89

The balance of $64,000 at December 31, 2013 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in future periods. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No interest or penalties were recorded in the income statement and no amount was accrued for interest and penalties for the period ending December 31, 2013 and 2012. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts.

The Company and its subsidiaries file a consolidated U.S. federal tax return and a combined unitary return in the States of Indiana and Michigan. These returns are subject to examinations by authorities for all years after 2009.

NOTE 14 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates as of December 31, 2013 and 2012 were as follows:

(dollars in thousands)	2013	2012
Beginning balance	$87,808	$98,853
New loans and advances	171,214	88,072
Effect of changes in related parties	0	6,874
Repayments and renewals	(134,417)	(105,991)
Ending balance	$124,605	$87,808

Deposits from principal officers, directors, and their affiliates at year-end 2013 were $5.6 million plus an additional $3.7 million included in securities sold under agreements to repurchase. Deposits from principal officers, directors, and their affiliates at year-end 2012 were $6.5 million plus an additional $8.3 million included in securities sold under agreements to repurchase.

NOTE 15 – STOCK BASED COMPENSATION

Effective April 8, 2008, the Company adopted the Lakeland Financial Corporation 2008 Equity Incentive Plan (the “2008 Plan”), which is stockholder approved. At its inception there were 750,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board of Directors. Effective April 9, 2013, the Company adopted the Lakeland Financial Corporation 2013 Equity Incentive Plan (the “2013 Plan”), which is stockholder approved. At its inception the remaining shares of common stock available to grant under the 2008 Plan of 290,578 were transferred to the 2013 Plan and reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board of Directors. Nonvested shares from the 2008 Plan that are unused at vesting are added to the shares available to grant of the 2013 Plan. As of December 31, 2013, 297,169 were available for future grants. Certain stock awards provide for accelerated vesting if there is a change in control. The Company has a policy of issuing new shares to satisfy exercises of stock awards.

Included in net income for the years ended December 31, 2013, 2012 and 2011 was employee stock compensation expense of $2.0 million, $1.3 million and $1.3 million, and a related tax benefit of $795,000, $545,000 and $544,000 respectively.

NOTE 15 - STOCK BASED COMPENSATION (continued)

Stock Options

The equity incentive plan requires that the exercise price for options be the market price on the date the options are granted. The maximum option term is ten years and the awards usually vest over three years. The fair value of each stock option is estimated with the Black Scholes pricing model, using the following weighted-average assumptions as of the grant date for stock options granted during the years presented. Expected volatilities are based on historical volatility of the Company’s stock over the immediately preceding expected life period, as well as other factors known on the grant date that would have a significant effect on the stock price during the expected life period. The expected stock option life used is the historical option life of the similar employee base or Board of Directors. The turnover rate is based on historical data of the similar employee base as a group and the Board of Directors as a group. The risk-free interest rate is the Treasury rate on the date of grant corresponding to the expected life period of the stock option.

There were no stock option grants in 2013, 2012 or 2011.

A summary of the activity in the stock option plan as of December 31, 2013 and changes during the period then ended follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at beginning of the year	119,260	$21.74
Granted	0	0.00
Exercised	(48,260)	20.04
Forfeited	0	0
Outstanding at end of the year	71,000	$22.89	3.4	$1,143,663
Options exercisable at end of the year	71,000	$22.89	3.4	$1,143,663

The following table presents information on stock awards exercised for the years ended December 31, 2013, 2012 and 2011.

(dollars in thousands)	2013	2012	2011
Total intrinsic value	$589	$541	$489
Cash received	757	782	330
Actual tax benefit realized for tax deductions	146	112	138

There were no modifications of stock option awards during the years ended December 31, 2013, 2012 and 2011.

As of December 31, 2013, there was no unrecognized compensation cost related to nonvested stock options granted under the plan.

Restricted Stock Awards and Units

The fair value of restricted stock awards and units is the closing price of the Company’s common stock on the date of grant adjusted for the present value of expected dividends. The restricted stock awards fully vest on the third anniversary of the grant date, with the exception of 13,750 shares listed below, which vested on the grant date.

A summary of the changes in the Company’s nonvested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2013	7,150	$25.37
Granted	13,750	28.05
Vested	(13,750)	28.05
Forfeited	0	0.00
Nonvested at December 31, 2013	7,150	$25.37

NOTE 15 - STOCK BASED COMPENSATION (continued)

As of December 31, 2013, there was $70,000 of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted period of 1.19 years. The total fair value of shares vested during the year ended December 31, 2013, 2012 and 2011 was $536,000, $1.5 million and $241,000.

Performance Stock Units

The fair value of stock awards is the closing price of the Company’s common stock on the date of grant adjusted for the present value of expected dividends. The stock awards fully vest on the third anniversary of the grant date. The 2013-2015, 2012-2014 and 2011-2013 Long-Term Incentive Plans must be paid in stock and have performance conditions which include revenue growth, diluted earnings per share growth and average return on equity growth. Shares granted below include the number of shares assumed granted based on meeting the performance criteria of the 2013-2015, 2012-2014 and 2011-2013 Long-Term Incentive Plans at December 31, 2013.

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2013	141,309	$19.91
Granted	80,179	23.56
Vested	(44,894)	15.59
Forfeited	0	0.00
Nonvested at December 31, 2013	176,594	$22.67

As of December 31, 2013, 2012 and 2011, there was $1.5 million, $1.1 million and $911,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted period of 1.53 years, 1.51 years and 1.49 years. The total fair value of shares vested during the year ended December 31, 2013 was $292,000. At December 31, 2013 and 2012, 44,894 and 50,160 shares vested, respectively. No shares vested during the year ended December 31, 2011.

During 2011, the Company modified the number of shares of performance stock units that could vest to an employee under the 2011 Long-Term Incentive Plan. The Company did not recognize any additional compensation expense for the year ended December 31, 2011 as a result of the modifications.

NOTE 16 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

The Company became a financial holding company effective May 30, 2012 and is now required to be well capitalized under the applicable regulatory guidelines. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet certain heightened minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum capital amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulation), and of Tier I capital (as defined in the regulation) to average assets (as defined). Management believes, as of the years ended December 31, 2013 and 2012, that the Company and the Bank met all capital adequacy requirements to which they are subject.

NOTE 16 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

As of December 31, 2013, the most recent notification from the federal regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum Total risk-based capital ratios, Tier I risk-based capital ratios and Tier I leverage capital ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Company and the Bank’s category.

					Minimum Required to
			Minimum Required		Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Capital (to Risk
Weighted Assets)
Consolidated	$382,951	14.23%	$215,229	8.00%	$269,036	10.00%
Bank	$373,685	13.92%	$214,704	8.00%	$268,380	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$349,134	12.98%	$107,614	4.00%	$161,422	6.00%
Bank	$339,949	12.67%	$107,352	4.00%	$161,028	6.00%
Tier I Capital (to Average Assets)
Consolidated	$349,134	11.25%	$124,152	4.00%	$155,190	5.00%
Bank	$339,949	10.98%	$123,809	4.00%	$154,761	5.00%

As of December 31, 2012:
Total Capital (to Risk
Weighted Assets)
Consolidated	$347,524	14.27%	$194,795	8.00%	$243,494	10.00%
Bank	$340,189	14.00%	$194,401	8.00%	$243,001	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$316,816	13.01%	$97,398	4.00%	$146,096	6.00%
Bank	$309,542	12.74%	$97,200	4.00%	$145,800	6.00%
Tier I Capital (to Average Assets)
Consolidated	$316,816	10.46%	$121,197	4.00%	$151,496	5.00%
Bank	$309,542	10.28%	$120,471	4.00%	$150,589	5.00%

The Bank is required to obtain the approval of the Indiana Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year-to-date combined with the retained net income for the previous two years. Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2013, approximately $53.0 million was available to be paid as dividends to the Company by the Bank.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2013. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 17 - OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at December 31, 2013 and 2012.

	December 31, 2013
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$627	$0	$627	$0	$(260)	$367
Total Assets	$627	$0	$627	$0	$(260)	$367
Liabilities
Interest Rate Swap Derivatives	$592	$0	$592	$0	$0	$592
Repurchase Agreements	104,876	0	104,876	(104,876)	0	0
Total Liabilities	$105,468	$0	$105,468	$(104,876)	$0	$592

December 31, 2012
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Liabilities
Repurchase Agreements	$121,883	$0	$121,883	$(121,883)	$0	$0
Total Liabilities	$121,883	$0	$121,883	$(121,883)	$0	$0

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

NOTE 18 - COMMITMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of the years ended December 31, 2013 and 2012, were as follows:

	2013		2012
	Fixed	Variable	Fixed	Variable
(dollars in thousands)	Rate	Rate	Rate	Rate
Commercial loan lines of credit	$79,457	$828,405	$55,422	$719,393
Commercial letters of credit	0	80	0	5,331
Standby letters of credit	0	33,575	0	32,409
Real estate mortgage loans	3,865	2,233	17,740	1,189
Real estate construction mortgage loans	927	1,821	391	2,715
Home equity mortgage open-ended revolving lines	0	139,555	0	136,234
Consumer loan open-ended revolving lines	0	5,013	0	4,607
Total	$84,249	$1,010,682	$73,553	$901,878

The index on variable rate commercial loan commitments is principally the Company’s base rate, which is the national prime rate. Interest rate ranges on commitments and open-ended revolving lines of credit for years ended December 31, 2013 and 2012, were as follows:

	2013		2012
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commercial loan	1.83-10.00%	1.67-7.50%	1.00-10.00%	1.11-7.00%
Real estate mortgage loan	3.375-4.75%	3.375-4.875%	2.625-3.88%	2.875-5.75%
Consumer loan open-ended revolving line	N/A	2.50-15.00%	N/A	2.09-15.00%

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

NOTE 19 - PARENT COMPANY STATEMENTS

The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income and assets. Presented below are parent only financial statements:

CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2013	2012
ASSETS
Deposits with Lake City Bank	$950	$1,285
Deposits with other depository institutions	0	248
Cash	950	1,533
Investments in banking subsidiary	342,690	320,465
Investments in other subsidiaries	2,313	1,191
Other assets	7,107	5,710
Total assets	$353,060	$328,899
LIABILITIES
Dividends payable and other liabilities	$257	$232
Subordinated debt	30,928	30,928
STOCKHOLDERS' EQUITY	321,875	297,739
Total liabilities and stockholders' equity	$353,060	$328,899

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
(dollars in thousands)	2013	2012	2011
Dividends from Lake City Bank, Lakeland Statutory Trust II	$9,524	$15,745	$10,507
Other income	98	85	76
Interest expense on subordinated debt	(1,061)	(1,123)	(1,070)
Miscellaneous expense	(2,651)	(1,976)	(1,906)
INCOME BEFORE INCOME TAXES AND EQUITY IN
UNDISTRIBUTED INCOME OF SUBSIDIARIES	5,910	12,731	7,607
Income tax benefit	1,387	1,187	1,112
INCOME BEFORE EQUITY IN UNDISTRIBUTED
INCOME OF SUBSIDIARIES	7,297	13,918	8,719
Equity in undistributed income of subsidiaries	31,542	21,476	21,943
NET INCOME	$38,839	$35,394	$30,662
COMPREHENSIVE INCOME	$30,656	$35,944	$34,451

CONDENSED STATEMENTS OF CASH FLOWS
		Years Ended December 31,
(dollars in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$38,839	$35,394	$30,662
Adjustments to net cash from operating activities:
Equity in undistributed income of subsidiaries	(31,543)	(21,475)	(21,943)
Other changes	989	265	447
Net cash from operating activities	8,285	14,184	9,166
Cash flows from investing activities	0	(250)	0
Proceeds from issuance of common stock	903	894	468
Repurchase of common stock	(399)	(421)	(244)
Dividends paid	(9,372)	(13,630)	(10,044)
Cash flows from financing activities	(8,868)	(13,157)	(9,820)
Net increase in cash and cash equivalents	(583)	777	(654)
Cash and cash equivalents at beginning of the year	1,533	756	1,410
Cash and cash equivalents at end of the year	$950	$1,533	$756

NOTE 20 - EARNINGS PER SHARE

Following are the factors used in the earnings per share computations:

	2013	2012	2011
Basic earnings per common share:
Net income	$38,839,000	$35,394,000	$30,662,000
Weighted-average common shares outstanding	16,436,131	16,323,870	16,204,952
Basic earnings per common share	$2.36	$2.17	$1.89
Diluted earnings per common share:
Net income	$38,839,000	$35,394,000	$30,662,000
Weighted-average common shares outstanding for
basic earnings per common share	16,436,131	16,323,870	16,204,952
Add: Dilutive effect of assumed exercise of warrant	61,436	38,224	10,370
Add: Dilutive effect of assumed exercises of stock options
and awards	136,771	120,843	109,322
Average shares and dilutive potential common shares	16,634,338	16,482,937	16,324,644
Diluted earnings per common share	$2.33	$2.15	$1.88

There were no antidilutive stock options for 2013 and 2012. Stock options exercisable for 69,000 shares of common stock were not considered in computing diluted earnings per common share for 2011 because they were antidilutive.

NOTE 21 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for December 31, 2013 and 2012 all shown net of tax:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2012	$7,517	$(1,828)	$5,689
Other comprehensive income before reclassification	(8,591)	327	(8,264)
Amounts reclassified from accumulated other comprehensive income (loss)	(64)	145	81
Net current period other comprehensive income	(8,655)	472	(8,183)
Balance at December 31, 2013	$(1,138)	$(1,356)	$(2,494)

Amounts in parenthesis indicate debits.

		Current
	Balance	Period	Balance
(dollars in thousands)	at 12/31/11	Change	at 12/31/12
Unrealized gain (loss) on securities available for sale
without other-than-temporary impairment	$7,688	$(171)	$7,517
Unrealized loss on securities available for sale
with other-than-temporary impairment	(523)	523	0
Total unrealized gain (loss) on securities available for sale	7,165	352	7,517
Unrealized loss on defined benefit pension plans	(2,026)	198	(1,828)
Total	$5,139	$550	$5,689

NOTE 21 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

Reclassifications out of accumulated comprehensive income for the year ended December 31, 2013 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented
(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$107	Net securities gains (losses)
	(43)	Income tax expense
	64	Net of tax
Amortization of defined benefit pension items(1)	(244)	Salaries and employee benefits
	99	Income tax expense
	(145)	Net of tax
Total reclassifications for the period	$(81)	Net of tax

(1) Included in the computation of net pension plan expense as more fully discussed in Note 11.
Amounts in parenthesis indicate a decrease in net income.

NOTE 22 – SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

2013	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$28,050	$26,970	$26,424	$26,292
Interest expense	3,752	3,998	4,512	5,035
Net interest income	24,298	22,972	21,912	21,257
Provision for loan losses	0	0	0	0
Net interest income after provision	24,298	22,972	21,912	21,257
Noninterest income	7,878	7,809	7,569	7,481
Noninterest expense	16,528	16,266	15,091	14,893
Income tax expense	5,060	4,746	5,154	4,599
Net income	$10,588	$9,769	$9,236	$9,246

Basic earnings per common share	$0.64	$0.59	$0.56	$0.56
Diluted earnings per common share	$0.63	$0.59	$0.56	$0.56

2012	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$26,685	$28,660	$29,249	$29,775
Interest expense	5,819	6,500	7,101	7,278
Net interest income	20,866	22,160	22,148	22,497
Provision for loan losses	1,250	0	500	799
Net interest income after provision	19,616	22,160	21,648	21,698
Noninterest income	7,305	6,229	5,812	5,850
Noninterest expense	14,511	14,302	14,249	14,680
Income tax expense	3,808	4,740	4,392	4,242
Net income	$8,602	$9,347	$8,819	$8,626

Basic earnings per common share	$0.53	$0.57	$0.54	$0.53
Diluted earnings per common share	$0.52	$0.57	$0.54	$0.52

NOTE 23 – WARRANT

On February 27, 2009, the Company entered into a Letter Agreement with the Treasury, pursuant to which the Company issued (i) 56,044 shares of the Company’s Series A Preferred Stock and (ii) the Warrant to purchase 396,538 shares of the Company’s common stock, no par value, for an aggregate purchase price of $56,044,000 in cash. This transaction was conducted in accordance with the CPP.

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $21.20 per share of the common stock (trailing 20-day Lakeland average closing price as of December 17, 2008, which was the last trading day prior to date of receipt of Treasury’s preliminary approval for our participation in the CPP). The Warrant was valued using the Black-Scholes model with the following assumptions:  market price of $17.45; exercise price of $21.20; risk-free interest rate of 3.02%; expected life of 10 years; expected dividend rate on common stock of 4.5759% and volatility of common stock price of 41.8046%. This resulted in a value of $4.4433 per share of common stock underlying the Warrant.

On December 3, 2009, the Company was notified by Treasury that, as a result of the Company's completion of our November 18, 2009 Qualified Equity Offering, the amount of the Warrant was reduced by 50% to 198,269 shares. In accordance with the terms of the Warrant, the number of shares issuable upon exercise and the exercise price are adjusted each time the Company pays a dividend to its shareholders in excess of the dividend paid at the time the warrant was issued. In 2013, the Company paid three dividends in excess of the dividend paid at the time the Warrant was issued. In 2012, the Company paid four dividends in excess of dividend paid at the time the Warrant was issued. Based on the formula set forth in the warrant, at December 31, 2012, the amount of shares issuable upon exercise of the warrant was 200,014 and the exercise price was $21.0151. Based on the formula set forth in the Warrant, at December 31, 2013, the amount of shares issuable upon exercise of the Warrant was 200,710 and the exercise price was $20.9422.

On June 9, 2010, the Company redeemed the Series A Preferred Stock and accreted the remaining unamortized discount on these shares. The Company did not repurchase the Warrant, and the Warrant was sold by Treasury to an independent, third party. The Warrant has not been exercised as of December 31, 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the prior two years of the date of the most recent financial statement, there have been no changes in or disagreements with the Company’s accountants.

ITEM 9A. CONTROLS AND PROCEDURES

a)           An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the 1992 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

The Company’s independent registered public accounting firm has issued their report on the Company’s internal control over financial reporting. That report appears under the heading, Report of Independent Registered Public Accounting Firm.

c)           There have been no changes in the Company’s internal controls during the previous fiscal quarter, ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 8, 2014, as filed with the SEC on March 3, 2014, on Form DEF 14A, is incorporated herein by reference in response to this Item.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 8, 2014, as filed with the SEC on March 3, 2014, on Form DEF 14A, is incorporated herein by reference in response to this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHARELHOLDER MATTERS

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 8, 2014, as filed with the SEC on March 3, 2014, on Form DEF 14A, is incorporated herein by reference in response to this Item.

See Item 5 above for equity compensation plan information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 8, 2014, as filed March 3, 2014, on Form DEF 14A, is incorporated herein by reference in response to this Item. Certain additional information on related party transactions is also included in Note 14 to the Company’s financial statements contained in Item 8.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 8, 2014, as filed March 3, 2014, on Form DEF 14A, is incorporated herein by reference in response to this Item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The documents listed below are filed as a part of this report:

(a)           Exhibits

Exhibit No.	Document	Incorporated by reference to

3.1	Amended and Restated Articles	Exhibit 3.1 to the Company’s Form 8-K
	of Incorporation of Lakeland	filed on March 2, 2009
Financial Corporation

3.2	Amendment to Amended and Restated	Exhibit 3.2 to the Company’s Form 10-K
	Articles of Incorporation of Lakeland	for the fiscal year ended December 31, 2012
Financial Corporation

3.3	Amended and Restated	Exhibit 3.1 to the Company’s Form 8-K
	Bylaws of Lakeland	filed on December 5, 2011
Financial Corporation

4.1	Form of Common Stock Certificate	Exhibit 4.1 to the Company’s
Form 10-K for the fiscal year ended
December 31, 2003

4.2	Form of Warrant to Purchase Shares of	Exhibit 4.2 to the Company’s Form 10-K
	Common Stock	for the fiscal year ended December 31, 2012

4.3	Form of Indenture for Trust Preferred	Exhibit 4.1 to the Company’s
	Issuance	Form 10-K for the fiscal year ended
December 31, 2003

10.1	Lakeland Financial	Exhibit 10.3 to the Company’s
	Corporation 2008 Equity	Form S-8 filed on March 14, 2008
Incentive Plan

10.2	Lakeland Financial Corporation 401(k)	Exhibit 10.1 to the Company’s Form
	Plan	S-8 filed on October 23, 2000

10.3	Amended and Restated Lakeland	Exhibit 10.4 to the Company’s
	Financial Corporation Director’s Fee	Form 10-K for the fiscal year ended
	Deferral Plan	December 31, 2008

10.4	Form of Change in Control Agreement	Exhibit 10.1 of the Company’s Form
	entered into with Michael L. Kubacki	10-K for the fiscal year ended
	and Charles D. Smith	December 31, 2001

10.5	Form of Change in Control Agreement	Exhibit 10.5 of the Company’s Form
	entered into with David M. Findlay and	10-K for the fiscal year ended
	Kevin L. Deardorff	December 31, 2001

10.6	Form of First Amendment of Change to	Exhibit 10.5 to the Company’s
	Control Agreement entered into with	Form 10-K for the fiscal year ended
	Michael L. Kubacki, David M. Findlay,	December 31, 2008
Charles D. Smith and Kevin L. Deardorff

10.7	Form of Second Amendment to Change	Exhibit 10.1 to the Company’s Form
	in Control Agreement entered into with.	8-K filed on December 19, 2011
Michael L. Kubacki, David M. Findlay
and Kevin L. Deardorff

10.8	Employee Deferred Compensation Plan	Exhibit 10.7 to the Company’s
	and Form of Agreement	Form 10-K for the fiscal year ended
December 31, 2008

10.9	Schedule of Board Fees	Attached hereto

10.10	Form of Option Grant Agreement	Exhibit 10.10 to the Company’s Form
10-K for the fiscal year ended
December 31, 2004

10.11	Executive Incentive Bonus Plan	Exhibit 10.11 to the Company’s Form
10-K for the fiscal year ended
December 31, 2004

10.12	Amended and Restated Long Term	Exhibit 10.1 to the Company’s Form
	Incentive Plan	10-Q for the quarter ended
September 30, 2009

10.13	Form of Waiver, executed by each of the	Exhibit 10.3 to the Company’s Form
	Company’s senior executive officers	8-K filed on March 2, 2009

10.14	Retirement Transition Agreement, dated	Exhibit 10.1 to the Company’s Form
	July 12, 2011, between Charles D. Smith	8-K filed on July 13, 2011
and the Company

10.15	Form of Change of Control Agreement	Exhibit 10.1 to the Company’s Form
	entered into with Eric H. Ottinger	8-K filed March 1, 2011

10.16	First Amendment to Change in Control	Exhibit 10.2 to the Company’s Form
	Agreement entered into with Eric H.	8-K filed on December 19, 2011
Ottinger

10.17	Form of Change in Control Agreement	Exhibit 10.3 to the Company’s Form
	entered into with Michael E. Gavin	8-K filed on December 19, 2011

10.18	Lakeland Financial Corporation 2013	Appendix A to the Definitive
	Equity Incentive Plan	Proxy Statement on Form DEF-14A
filed on March 4 2013

10.19	Form of Restricted Stock Award	Exhibit 4.3 to the Company’s
	Agreement	Form S-8 filed on July 9, 2013

10.20	Form of Nonqualified Stock Option	Exhibit 4.4 to the Company’s
	Award Agreement	Form S-8 filed on July 9, 2013

10.21	Form of Restricted Stock Unit Award	Exhibit 4.5 to the Company’s
	Agreement	Form S-8 filed on July 9, 2013

10.22	Transitional Employment Agreement, dated	Exhibit 10.1 to the Company’s
	September 4, 2013, by and among the	Form 8-K filed on September
	Company, the Bank and Michael L.	4, 2013
Kubacki

21.0	Subsidiaries	Attached hereto

23.1	Consent of Independent Registered	Attached hereto
Public Accounting Firm

31.1	Certification of Chief Executive Officer	Attached hereto
Pursuant to Rule 13a-15(e)/15d-15(e) and
13(a)-15(f)/15d-15(f)

31.2	Certification of Chief Financial Officer	Attached hereto
Pursuant to Rule 13a-15(e)/15d-15(e) and
13(a)-15(f)/15d-15(f)

32.1	Certification of Chief Executive Officer	Attached hereto
Pursuant to 18 U.S.C. Section 1350, as
adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer	Attached hereto
Pursuant to 18 U.S.C. Section 1350, as
adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

Date: March 3, 2014	By /s/ Michael L. Kubacki
Michael L. Kubacki, Chairman

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael L. Kubacki
Michael L. Kubacki	Principal Executive Officer and Director	March 3, 2014

/s/ David M. Findlay
David M. Findlay	Principal Financial Officer and Director	March 3, 2014

/s/ Teresa A. Bartman
Teresa A. Bartman	Principal Accounting Officer	March 3, 2014

/s/ Blake W. Augsburger
Blake W. Augsburger	Director	March 3, 2014

/s/ Robert E. Bartels, Jr.
Robert E. Bartels, Jr.	Director	March 3, 2014

/s/ Daniel F. Evans, Jr.
Daniel F. Evans, Jr.	Director	March 3, 2014

/s/ Thomas A. Hiatt
Thomas A. Hiatt	Director	March 3, 2014

/s/ Charles E. Niemier
Charles E. Niemier	Director	March 3, 2014

/s/ Emily E. Pichon
Emily E. Pichon	Director	March 3, 2014

/s/ Steven D. Ross
Steven D. Ross	Director	March 3, 2014

S1

/s/ Brian J. Smith
Brian J. Smith	Director	March 3, 2014

/s/ Bradley J. Toothaker
Bradley J. Toothaker	Director	March 3, 2014

/s/ Ronald D. Truex
Ronald D. Truex	Director	March 3, 2014

/s/ M. Scott Welch
M. Scott Welch	Director	March 3, 2014

S2