Form 10-Q
period 2014-03-31
LAKELAND FINANCIAL CORP
filed 2014-05-12
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer _     Accelerated filer X     Non-accelerated filer _  (do not check if a smaller reporting company)   Smaller reporting company _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes _   No X

Number of shares of common stock outstanding at April 30, 2014:  16,534,617

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and due from banks	$ 67,960	$ 55,727
Short-term investments	9,179	7,378
Total cash and cash equivalents	77,139	63,105

Securities available for sale (carried at fair value)	471,449	468,967
Real estate mortgage loans held for sale	2,043	1,778

Loans, net of allowance for loan losses of $46,137 and $48,797	2,528,053	2,486,301

Land, premises and equipment, net	39,575	39,335
Bank owned life insurance	62,994	62,883
Federal Reserve and Federal Home Loan Bank stock	10,732	10,732
Accrued interest receivable	8,833	8,577
Goodwill	4,970	4,970
Other assets	27,936	29,116
Total assets	$ 3,233,724	$ 3,175,764

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$ 482,189	$ 479,606
Interest bearing deposits	2,256,585	2,066,462
Total deposits	2,738,774	2,546,068

Short-term borrowings
Federal funds purchased	8,000	11,000
Securities sold under agreements to repurchase	81,361	104,876
Other short-term borrowings	25,000	146,000
Total short-term borrowings	114,361	261,876

Long-term borrowings	35	37
Subordinated debentures	30,928	30,928
Accrued interest payable	2,938	2,918
Other liabilities	14,597	11,973
Total liabilities	2,901,633	2,853,800

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
16,533,617 shares issued and 16,433,341 outstanding as of March 31, 2014
16,475,716 shares issued and 16,377,449 outstanding as of December 31, 2013	93,789	93,249
Retained earnings	239,889	233,108
Accumulated other comprehensive income (loss)	454	(2,494)
Treasury stock, at cost (2014 - 100,276 shares, 2013 - 98,267 shares)	(2,130)	(1,988)
Total stockholders' equity	332,002	321,875
Noncontrolling interest	89	89
Total equity	332,091	321,964
Total liabilities and equity	$ 3,233,724	$ 3,175,764

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands except share and per share data)
	Three Months Ended
	March 31,
	2014	2013
NET INTEREST INCOME
Interest and fees on loans
Taxable	$ 25,334	$ 24,486
Tax exempt	98	102
Interest and dividends on securities
Taxable	2,011	945
Tax exempt	819	735
Interest on short-term investments	8	24
Total interest income	28,270	26,292

Interest on deposits	3,187	4,637
Interest on borrowings
Short-term	151	91
Long-term	252	307
Total interest expense	3,590	5,035

NET INTEREST INCOME	24,680	21,257

Provision for loan losses	0	0

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	24,680	21,257

NONINTEREST INCOME
Wealth advisory fees	1,039	944
Investment brokerage fees	1,117	949
Service charges on deposit accounts	2,151	1,971
Loan, insurance and service fees	1,458	1,456
Merchant card fee income	350	276
Bank owned life insurance income	372	393
Other income	875	982
Mortgage banking income	65	509
Net securities gains	0	1
Total noninterest income	7,427	7,481

NONINTEREST EXPENSE
Salaries and employee benefits	9,987	9,165
Net occupancy expense	1,110	846
Equipment costs	773	609
Data processing fees and supplies	1,491	1,293
Corporate and business development	416	406
FDIC insurance and other regulatory fees	477	463
Professional fees	800	595
Other expense	1,736	1,516
Total noninterest expense	16,790	14,893

INCOME BEFORE INCOME TAX EXPENSE	15,317	13,845
Income tax expense	5,405	4,599
NET INCOME	$ 9,912	$ 9,246

BASIC WEIGHTED AVERAGE COMMON SHARES	16,513,645	16,408,710
BASIC EARNINGS PER COMMON SHARE	$ 0.60	$ 0.56
DILUTED WEIGHTED AVERAGE COMMON SHARES	16,713,853	16,527,171
DILUTED EARNINGS PER COMMON SHARE	$ 0.59	$ 0.56

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)
	Three months ended March 31,
	2014	2013
Net income	$ 9,912	$ 9,246
Other comprehensive income
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	4,791	(1,040)
Reclassification adjustment for (gains) losses included in net income	0	(1)
Net securities gain (loss) activity during the period	4,791	(1,041)
Tax effect	(1,904)	397
Net of tax amount	2,887	(644)
Defined benefit pension plans:
Net gain (loss) on defined benefit pension plans	64	(151)
Amortization of net actuarial loss	49	55
Net gain (loss) activity during the period	113	(96)
Tax effect	(52)	39
Net of tax amount	61	(57)
Total other comprehensive income (loss), net of tax	2,948	(701)
Comprehensive income	$ 12,860	$ 8,545

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - in thousands except share and per share data)
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2013	16,290,136	$ 90,039	$ 203,654	$ 5,689	$ (1,643)	$ 297,739
Comprehensive income:
Net income			9,246			9,246
Other comprehensive income (loss), net of tax				(701)		(701)
Treasury shares purchased under deferred
directors' plan	(6,466)	173			(173)	0
Treasury stock sold and distributed under deferred
directors' plan	3,018	(54)			54
Stock activity under equity incentive plans	47,234	(138)				(138)
Stock based compensation expense		439				439
Balance at March 31, 2013	16,333,922	$ 90,459	$ 212,900	$ 4,988	$ (1,762)	$ 306,585

Balance at January 1, 2014	16,377,449	$ 93,249	$ 233,108	$ (2,494)	$ (1,988)	$ 321,875
Comprehensive income:
Net income			9,912			9,912
Other comprehensive income (loss), net of tax				2,948		2,948
Cash dividends declared, $0.19 per share			(3,131)			(3,131)
Treasury shares purchased under deferred
directors' plan	(5,446)	209			(209)	0
Treasury stock sold and distributed under deferred
directors' plan	3,437	(67)			67	0
Stock activity under equity incentive plans	57,901	(199)				(199)
Stock based compensation expense		597				597
Balance at March 31, 2014	16,433,341	$ 93,789	$ 239,889	$ 454	$ (2,130)	$ 332,002

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)
Three Months Ended March 31,	2014	2013
Cash flows from operating activities:
Net income	$ 9,912	$ 9,246
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	830	679
Loss on sale and write down of other real estate owned	1	0
Amortization of intangible assets	0	12
Amortization of loan servicing rights	130	168
Net change in loan servicing rights valuation allowance	0	(37)
Loans originated for sale	(7,035)	(29,409)
Net gain on sales of loans	(192)	(1,021)
Proceeds from sale of loans	6,892	32,949
Net gain on sales and calls of securities available for sale	0	(1)
Net securities amortization	1,490	2,720
Stock based compensation expense	597	439
Earnings on life insurance	(372)	(383)
Tax benefit of stock option exercises	(13)	(14)
Net change:
Interest receivable and other assets	(299)	(1,005)
Interest payable and other liabilities	2,953	8,765
Total adjustments	4,982	13,862
Net cash from operating activities	14,894	23,108
Cash flows from investing activities:
Proceeds from maturities, calls and principal paydowns of
securities available for sale	14,277	38,293
Purchases of securities available for sale	(13,457)	(57,736)
Purchase of life insurance	(86)	(79)
Loans sold or participated to others	4,836	0
Net increase in total loans	(47,325)	(5,567)
Purchases of land, premises and equipment	(1,070)	(341)
Proceeds from sales of other real estate owned	13	0
Distribution from life insurance	302	0
Net cash from investing activities	(42,510)	(25,430)
Cash flows from financing activities:
Net increase (decrease) in total deposits	192,706	(130,568)
Net decrease in short-term borrowings	(147,515)	(8,368)
Payments on long-term borrowings	(2)	(15,001)
Common dividends paid	(3,131)	0
Payments related to equity incentive plans	(199)	(138)
Purchase of treasury stock	(209)	(173)
Net cash from financing activities	41,650	(154,248)
Net change in cash and cash equivalents	14,034	(156,570)
Cash and cash equivalents at beginning of the period	63,105	232,237
Cash and cash equivalents at end of the period	$ 77,139	$ 75,667
Cash paid during the period for:
Interest	$ 3,570	$ 5,232
Income taxes	465	0
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	737	0
Securities purchases payable	0	5,216

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION

This report is filed for Lakeland Financial Corporation (the “Company”) and its wholly owned subsidiaries, Lake City Bank (the “Bank”), and LCB Risk Management, a captive insurance company. All significant inter-company balances and transactions have been eliminated in consolidation. Also included in this report is the Bank’s wholly owned subsidiary, LCB Investments II, Inc. (“LCB Investments”), which manages a portion of the Bank’s investment portfolio.  LCB Investments also owns LCB Funding, Inc. (“LCB Funding”), a real estate investment trust.

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2014 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2014. The 2013 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. SECURITIES

Information related to the fair value and amortized cost of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) is provided in the tables below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
March 31, 2014
U.S. Treasury securities	$ 1,000	$ 11	$ 0	$ 1,011
Agency residential mortgage-backed securities	372,570	6,203	(5,349)	373,424
State and municipal securities	95,121	3,103	(1,210)	97,014
Total	$ 468,691	$ 9,317	$ (6,559)	$ 471,449

December 31, 2013
U.S. Treasury securities	$ 1,001	$ 16	$ 0	$ 1,017
Agency residential mortgage-backed securities	374,611	5,301	(7,935)	371,977
State and municipal securities	95,388	2,597	(2,012)	95,973
Total	$ 471,000	$ 7,914	$ (9,947)	$ 468,967

There was no other than temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at March 31, 2014 and December 31, 2013.

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of March 31, 2014 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$ 4,168	$ 4,201
Due after one year through five years	17,443	18,468
Due after five years through ten years	43,033	44,208
Due after ten years	31,477	31,148
	96,121	98,025
Mortgage-backed securities	372,570	373,424
Total debt securities	$ 468,691	$ 471,449

There were no securities sales during the first three months of 2014 or 2013.  All the gains in 2013 were from calls.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over the estimated lives of mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $238.9 million and $192.4 million were pledged as of March 31, 2014 and 2013, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of March 31, 2014 and December 31, 2013 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2014
Agency residential mortgage-backed
securities	$ 147,322	$ (3,847)	$ 27,140	$ (1,502)	$ 174,462	$ (5,349)
State and municipal securities	13,167	(432)	10,695	(778)	23,862	(1,210)
Total temporarily impaired	$ 160,489	$ (4,279)	$ 37,835	$ (2,280)	$ 198,324	$ (6,559)

December 31, 2013
Agency residential mortgage-backed
securities	$ 177,779	$ (6,444)	$ 34,093	$ (1,491)	$ 211,872	$ (7,935)
State and municipal securities	24,610	(1,102)	8,037	(910)	32,647	(2,012)
Total temporarily impaired	$ 202,389	$ (7,546)	$ 42,130	$ (2,401)	$ 244,519	$ (9,947)

The total number of securities with unrealized losses as of March 31, 2014 and December 31, 2013 is presented below.

	Less than	12 months
	12 months	or more	Total
March 31, 2014
Agency residential mortgage-backed securities	43	8	51
State and municipal securities	34	18	52
Total temporarily impaired	77	26	103

	Less than	12 months
	12 months	or more	Total
December 31, 2013
Agency residential mortgage-backed securities	49	10	59
State and municipal securities	59	12	71
Total temporarily impaired	108	22	130

The following factors are considered in determining whether or not the impairment of these securities is other-than-temporary. In making this determination, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings. Ninety-nine percent of the securities are backed by the U.S. government, government agencies, government sponsored agencies or are A-rated or better, except for certain non-local or local municipal securities, which are not rated. For the government, government-sponsored agency and municipal securities, management did not have concerns of credit losses and there was nothing to indicate that full principal would not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell, and it is more likely than not that it will not be required to sell these securities before the recovery of their amortized cost basis.

NOTE 3. LOANS

	March 31,		December 31,
(dollars in thousands)	2014		2013
Commercial and industrial loans:
Working capital lines of credit loans	$ 476,818	18.5%	$ 457,690	18.0%
Non-working capital loans	467,679	18.2	443,877	17.5
Total commercial and industrial loans	944,497	36.7	901,567	35.6

Commercial real estate and multi-family residential loans:
Construction and land development loans	144,978	5.6	157,630	6.2
Owner occupied loans	388,052	15.1	370,386	14.6
Nonowner occupied loans	424,143	16.5	394,748	15.6
Multifamily loans	57,882	2.2	63,443	2.5
Total commercial real estate and multi-family residential loans	1,015,055	39.4	986,207	38.9

Agri-business and agricultural loans:
Loans secured by farmland	109,260	4.2	133,458	5.3
Loans for agricultural production	104,384	4.1	120,571	4.8
Total agri-business and agricultural loans	213,644	8.3	254,029	10.0

Other commercial loans	77,324	3.0	70,770	2.8
Total commercial loans	2,250,520	87.4	2,212,573	87.3

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	135,111	5.3	125,444	4.9
Open end and junior lien loans	139,185	5.4	146,946	5.8
Residential construction and land development loans	5,658	0.2	4,640	0.2
Total consumer 1-4 family mortgage loans	279,954	10.9	277,030	10.9

Other consumer loans	44,319	1.7	46,125	1.8
Total consumer loans	324,273	12.6	323,155	12.7
Subtotal	2,574,793	100.0%	2,535,728	100.0%
Less: Allowance for loan losses	(46,137)		(48,797)
Net deferred loan fees	(603)		(630)
Loans, net	$ 2,528,053		$ 2,486,301

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended March 31, 2014 and 2013:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
March 31, 2014
Beginning balance	$ 21,005	$ 18,556	$ 1,682	$ 391	$ 3,046	$ 608	$ 3,509	$ 48,797
Provision for loan losses	720	(388)	(279)	(142)	132	(23)	(20)	0
Loans charged-off	(30)	(2,531)	0	0	(115)	(75)	0	(2,751)
Recoveries	35	11	5	0	1	39	0	91
Net loans charged-off	5	(2,520)	5	0	(114)	(36)	0	(2,660)
Ending balance	$ 21,730	$ 15,648	$ 1,408	$ 249	$ 3,064	$ 549	$ 3,489	$ 46,137

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
March 31, 2013
Beginning balance	$ 22,342	$ 20,812	$ 1,403	$ 240	$ 2,682	$ 609	$ 3,357	$ 51,445
Provision for loan losses	(359)	253	(142)	(17)	270	(23)	18	0
Loans charged-off	(133)	(906)	0	0	(108)	(59)	0	(1,206)
Recoveries	263	261	2	0	22	31	0	579
Net loans charged-off	130	(645)	2	0	(86)	(28)	0	(627)
Ending balance	$ 22,113	$ 20,420	$ 1,263	$ 223	$ 2,866	$ 558	$ 3,375	$ 50,818

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2014 and December 31, 2013:

Commercial
Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
March 31, 2014
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 3,521	$ 2,002	$ 26	$ 0	$ 500	$ 33	$ 0	$ 6,082
Collectively evaluated for impairment	18,209	13,646	1,382	249	2,564	516	3,489	40,055
Total ending allowance balance	$ 21,730	$ 15,648	$ 1,408	$ 249	$ 3,064	$ 549	$ 3,489	$ 46,137

Loans:
Loans individually evaluated for impairment	$ 16,458	$ 12,753	$ 875	$ 0	$ 3,934	$ 91	$ 0	$ 34,111
Loans collectively evaluated for impairment	928,325	1,000,956	212,865	77,322	276,429	44,182	0	2,540,079
Total ending loans balance	$ 944,783	$ 1,013,709	$ 213,740	$ 77,322	$ 280,363	$ 44,273	$ 0	$ 2,574,190

Commercial
Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2013
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 4,144	$ 4,598	$ 38	$ 0	$ 479	$ 57	$ 0	$ 9,316
Collectively evaluated for impairment	16,861	13,959	1,644	391	2,566	551	3,509	39,481
Total ending allowance balance	$ 21,005	$ 18,557	$ 1,682	$ 391	$ 3,045	$ 608	$ 3,509	$ 48,797

Loans:
Loans individually evaluated for impairment	$ 16,196	$ 22,204	$ 1,114	$ 0	$ 3,594	$ 119	$ 0	$ 43,227
Loans collectively evaluated for impairment	885,651	962,673	253,011	70,766	273,812	45,958	0	2,491,871
Total ending loans balance	$ 901,847	$ 984,877	$ 254,125	$ 70,766	$ 277,406	$ 46,077	$ 0	$ 2,535,098

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2014:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 112	$ 111	$ 0
Commercial real estate and multi-family residential loans:
Owner occupied loans	505	285	0
Nonowner occupied loans	352	352	0
Agri-business and agricultural loans:
Loans secured by farmland	381	382	0
Consumer 1-4 family loans:
Closed end first mortgage loans	688	689	0
Open end and junior lien loans	74	74	0
Residential construction loans	144	145	0
Other consumer loans	1	1	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,015	2,014	640
Non-working capital loans	17,890	14,333	2,881
Commercial real estate and multi-family residential loans:
Construction and land development loans	2,665	2,664	726
Owner occupied loans	2,127	2,105	448
Nonowner occupied loans	7,979	7,347	828
Agri-business and agricultural loans:
Loans secured by farmland	992	493	26
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,057	2,926	497
Open end and junior lien loans	101	100	3
Other consumer loans	90	90	33
Total	$ 39,173	$ 34,111	$ 6,082

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 63	$ 63	$ 0
Commercial real estate and multi-family residential loans:
Owner occupied loans	377	196	0
Agri-business and agricultural loans:
Loans secured by farmland	604	604	0
Other commercial loans
Consumer 1-4 family loans:
Closed end first mortgage loans	688	689	0
Open end and junior lien loans	81	81	0
Residential construction loans	150	150	0
Other consumer loans	1	1	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,251	2,641	984
Non-working capital loans	15,345	13,492	3,160
Commercial real estate and multi-family residential loans:
Construction and land development loans	2,795	2,795	585
Owner occupied loans	5,553	4,681	723
Nonowner occupied loans	15,163	14,532	3,290
Agri-business and agricultural loans:
Loans secured by farmland	1,008	510	38
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,469	2,463	442
Open end and junior lien loans	211	211	37
Other consumer loans	118	118	57
Total	$ 50,877	$ 43,227	$ 9,316

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2014:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 112	$ 1	$ 0
Commercial real estate and multi-family residential loans:
Owner occupied loans	318	0	0
Nonowner occupied loans	355	0	0
Agri-business and agricultural loans:
Loans secured by farmland	393	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	689	0	0
Open end and junior lien loans	68	0	0
Residential construction loans	147	0	0
Other consumer loans	1	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,450	12	13
Non-working capital loans	13,783	126	126
Commercial real estate and multi-family residential loans:
Construction and land development loans	2,631	15	15
Owner occupied loans	3,710	13	14
Nonowner occupied loans	11,834	34	34
Agri-business and agricultural loans:
Loans secured by farmland	501	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,933	16	19
Open end and junior lien loans	117	0	0
Other consumer loans	92	0	0
Total	$ 40,134	$ 217	$ 221

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2013:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 65	$ 0	$ 0
Non-working capital loans	34	0	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	566	0	0
Agri-business and agricultural loans:
Loans secured by farmland	521	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	58	0	0
Open end and junior lien loans	41	0	0
Other consumer loans	1	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	3,170	13	13
Non-working capital loans	14,412	135	137
Commercial real estate and multi-family residential loans:
Construction and land development loans	4,528	45	52
Owner occupied loans	4,300	29	31
Nonowner occupied loans	24,299	84	87
Agri-business and agricultural loans:
Loans secured by farmland	327	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,499	0	19
Open end and junior lien loans	40	0	0
Other consumer loans	80	0	0
Total	$ 55,132	$ 306	$ 339

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2014 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$ 476,355	$ 375	$ 0	$ 343	$ 718	$ 477,073
Non-working capital loans	463,387	9	0	4,314	4,323	467,710
Commercial real estate and multi-family
residential loans:
Construction and land development loans	143,993	0	0	535	535	144,528
Owner occupied loans	385,623	0	0	2,128	2,128	387,751
Nonowner occupied loans	418,671	0	0	4,946	4,946	423,617
Multifamily loans	57,813	0	0	0	0	57,813
Agri-business and agricultural loans:
Loans secured by farmland	108,394	0	0	874	874	109,268
Loans for agricultural production	104,472	0	0	0	0	104,472
Other commercial loans	77,322	0	0	0	0	77,322
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	132,071	1,205	21	1,545	2,771	134,842
Open end and junior lien loans	139,570	127	0	175	302	139,872
Residential construction loans	5,504	0	0	145	145	5,649
Other consumer loans	44,103	92	0	78	170	44,273
Total	$ 2,557,278	$ 1,808	$ 21	$ 15,083	$ 16,912	$ 2,574,190

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$ 456,136	$ 0	$ 0	$ 1,819	$ 1,819	$ 457,955
Non-working capital loans	440,050	46	0	3,796	3,842	443,892
Commercial real estate and multi-family
residential loans:
Construction and land development loans	156,594	0	0	544	544	157,138
Owner occupied loans	366,955	0	0	3,156	3,156	370,111
Nonowner occupied loans	382,478	0	0	11,758	11,758	394,236
Multifamily loans	63,392	0	0	0	0	63,392
Agri-business and agricultural loans:
Loans secured by farmland	132,347	0	0	1,113	1,113	133,460
Loans for agricultural production	120,665	0	0	0	0	120,665
Other commercial loans	70,766	0	0	0	0	70,766
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	122,370	1,645	0	1,165	2,810	125,180
Open end and junior lien loans	147,123	135	46	291	472	147,595
Residential construction loans	4,481	0	0	150	150	4,631
Other consumer loans	45,826	145	0	106	251	46,077
Total	$ 2,509,183	$ 1,971	$ 46	$ 23,898	$ 25,915	$ 2,535,098

The recorded investment in loans does not include accrued interest.

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $4.8 million and $8.3 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2014 and December 31, 2013. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	March 31,	December 31,
(dollars in thousands)	2014	2013
Accruing troubled debt restructured loans	$ 16,222	$ 17,714
Nonaccrual troubled debt restructured loans	10,721	18,531
Total troubled debt restructured loans	$ 26,943	$ 36,245

During the quarter ending March 31, 2014, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

During the quarter ending March 31, 2014, there were restructured terms offered to one borrower under financial duress which did not require additional compensation or consideration, and the terms offered would not have been readily available in the marketplace for loans bearing similar risk profiles. In this instance, it was determined that a concession had been granted. It is difficult to quantify the concession granted due to an absence of readily available market terms to be used for comparison. The restructure was granted to a borrower engaged in retail sales where the collateral and cash flow did not support the loan with a recorded investment of $159,000.

An additional concession was granted to a borrower with a previously restructured loan.  The new concession includes further forgiveness of principal if the terms of the restructured loan are met during the life of the loan. This borrower had a recorded investment of $2.7 million as of March 31, 2014, which is not included in the table below since it was not considered a new troubled debt restructuring.

The following table presents loans by class modified as troubled debt restructurings that occurred during the period ending March 31, 2014:

	All Modifications			Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Non-working capital loans	2	$ 433	$ 433	2	12-15
Commercial real estate and multi-
family residential loans:
Owner occupied loans	1	158	159
Total	3	$ 591	$ 592	2	12-15

For the period ending March 31, 2014, the commercial and industrial troubled debt restructurings described above increased the allowance for loan losses by $101,000 and the commercial real estate and multi-family residential loan troubled debt restructuring in the chart above decreased the allowance for loan losses by $6,000.

No charge-offs resulted from any of the troubled debt restructurings described above during the period ending March 31, 2014.

During the quarter ending March 31, 2013, loans totaling $1.8 million were modified as troubled debt restructurings. The modified terms of the loans included reductions in the interest rates to rates that would not be readily available in the marketplace for borrowers with a similar risk profile and modifications of the repayment terms. These restructured loans were provided to related borrowers who are engaged in land development.

The following table presents loans by class modified as troubled debt restructurings that occurred during the period ending March 31, 2013:

	All Modifications			Interest Rate Reductions
		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Interest at	Interest at
	Number of	Recorded	Recorded	Number of	Pre-Modification	Post-Modification
(dollars in thousands)	Loans	Investment	Investment	Loans	Rate	Rate
Troubled Debt Restructurings
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	6	$ 2,198	$ 2,198	6	$ 85	$ 63
Total	6	$ 2,198	$ 2,198	6	$ 85	$ 63

For the three month period ending March 31, 2013 the commercial real estate and multi-family residential loan troubled debt restructuring described above decreased the allowance for loan losses by $287,000.

There were no troubled debt restructurings which had payment defaults within the twelve months following modification during the three months ended March 31, 2014.  The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification which occurred during the three month period ending March 31, 2013:

	2013
	Number of	Recorded
(dollars in thousands)	Loans	Investment
Troubled Debt Restructurings that Subsequently Defaulted
Commercial real estate and multi-family residential loans:
Construction and land development loans	1	$ 1,249

Total	1	$ 1,249

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings described above that subsequently defaulted increased the allowance for loan losses by $15,000 and did not result in any charge offs during the three month period ending March 31, 2013.

During the first quarter of 2014 the Company sold, to an independent party, three loans totaling $6.7 million, representing a single commercial relationship.  The three loans were accounted for as troubled debt restructurings.  The Company received proceeds of $4.3 million and recognized charge offs of $2.4 million as a result of the sale.  The amount charged-off had previously been reserved for by the Company.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as not rated are consumer loans included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of March 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$ 444,957	$ 20,467	$ 11,649	$ 0	$ 0	$ 477,073
Non-working capital loans	407,143	38,211	20,057	0	2,299	467,710
Commercial real estate and multi-
family residential loans:
Construction and land development loans	135,860	690	7,978	0	0	144,528
Owner occupied loans	349,274	27,068	11,409	0	0	387,751
Nonowner occupied loans	403,435	9,104	11,078	0	0	423,617
Multifamily loans	57,813	0	0	0	0	57,813
Agri-business and agricultural loans:
Loans secured by farmland	108,166	0	1,086	0	16	109,268
Loans for agricultural production	104,472	0	0	0	0	104,472
Other commercial loans	77,318	0	0	0	4	77,322
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	33,291	0	2,298	0	99,253	134,842
Open end and junior lien loans	9,173	1,862	0	0	128,837	139,872
Residential construction loans	0	0	0	0	5,649	5,649
Other consumer loans	10,041	405	291	0	33,536	44,273
Total	$ 2,140,943	$ 97,807	$ 65,846	$ 0	$ 269,594	$ 2,574,190

The recorded investment in loans does not include accrued interest.

As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$ 431,069	$ 15,212	$ 11,674	$ 0	$ 0	$ 457,955
Non-working capital loans	384,415	37,727	19,659	0	2,091	443,892
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	148,338	763	8,037	0	0	157,138
Owner occupied loans	333,795	23,687	12,629	0	0	370,111
Nonowner occupied loans	367,108	9,180	17,948	0	0	394,236
Multifamily loans	63,392	0	0	0	0	63,392
Agri-business and agricultural loans:
Loans secured by farmland	132,331	0	1,113	0	16	133,460
Loans for agricultural production	120,665	0	0	0	0	120,665
Other commercial loans	70,766	0	0	0	0	70,766
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	29,092	0	2,316	0	93,772	125,180
Open end and junior lien loans	8,291	1,863	0	0	137,441	147,595
Residential construction loans	0	0	0	0	4,631	4,631
Other consumer loans	10,722	416	291	0	34,648	46,077
Total	$ 2,099,984	$ 88,848	$ 73,667	$ 0	$ 272,599	$ 2,535,098

The recorded investment in loans does not include accrued interest.

NOTE 5.  FAIR VALUE DISCLOSURES

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

The Company’s Controlling Department, which is responsible for all accounting and SEC compliance, and the Company’s Treasury Department, which is responsible for investment portfolio management and asset/liability modeling, are the two areas that determine the Company’s valuation policies and procedures. Both of these areas report directly to the Executive Vice President and Chief Financial Officer of the Company. For assets or liabilities that may be considered for Level 3 fair value measurement on a recurring basis, these two departments and the Executive Vice President and Chief Financial Officer determine the appropriate level of the assets or liabilities under consideration. If there are assets or liabilities that are determined to be Level 3 by this group, the Risk Management Committee of the Company and the Audit Committee of the Board of Directors are made aware of such assets at their next scheduled meeting.

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

Impaired loans:  Impaired loans with specific allocations of the allowance for loan losses are generally based on the fair value of the underlying collateral if repayment is expected solely from the collateral. Fair value is determined using several methods. Generally, the fair value of real estate is based on appraisals by qualified third party appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company’s management routinely applies internal discount factors to the value of appraisals used in the fair value evaluation of impaired loans. The deductions to the appraisals take into account changing business factors and market conditions, as well as value impairment in cases where the appraisal date predates a likely change in market conditions. Commercial real estate is generally discounted from its appraised value by 0-50% with the higher discounts applied to real estate that is determined to have a thin trading market or to be specialized collateral. In addition to real estate, the Company’s management evaluates other types of collateral as follows: (a) raw and finished inventory is discounted from its cost or book value by 35-65%, depending on the marketability of the goods; (b) finished goods are generally discounted by 30-60%, depending on the ease of marketability, cost of transportation or scope of use of the finished good; (c) work in process inventory is typically discounted by 50-100%, depending on the length of manufacturing time, types of components used in the completion process, and the breadth of the user base; (d) equipment is valued at a percentage of depreciated book value or recent appraised value, if available, and is typically discounted at 30-70% after various considerations including age and condition of the equipment, marketability, breadth of use, and whether the equipment includes unique components or add-ons; and (e) Marketable securities are discounted by 10-30%, depending on the type of investment, age of valuation report and general market conditions. This methodology is based on a market approach and typically results in a Level 3 classification of the inputs for determining fair value.

Mortgage servicing rights:  As of March 31, 2014 the fair value of the Company’s Level 3 servicing assets for residential mortgage loans was $3.2 million, none of which are currently impaired and therefore carried at amortized cost.  These residential mortgage loans have a weighted average interest rate of 4.10%, a weighted average maturity of 19 years and are secured by homes generally within the Company’s market area, which is primarily Northern Indiana.  A valuation model is used to estimate fair value, which is based on an income approach.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.  The most significant assumption used to value mortgage servicing rights is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment rates.  The most significant unobservable assumption is the discount rate.  At March 31, 2014, the constant prepayment speed (PSA) used was 189 and the discount rate used was 9.4%.  At December 31, 2013, the PSA used was 185 and the discount rate used was 9.4%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2014
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,011	$ 0	$ 0	$ 1,011
Mortgage-backed securities	0	373,424	0	373,424
State and municipal securities	0	96,123	891	97,014
Total securities	1,011	469,547	891	471,449
Mortgage banking derivative	0	144	0	144
Interest rate swap derivative	0	640	0	640
Total assets	$ 1,011	$ 470,331	$ 891	$ 472,233

Liabilities
Mortgage banking derivative	0	1	0	1
Interest rate swap derivative	0	629	0	629
Total liabilities	$ 0	$ 630	$ 0	$ 630

	December 31, 2013
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,017	$ 0	$ 0	$ 1,017
Mortgage-backed securities	0	371,977	0	371,977
State and municipal securities	0	94,998	975	95,973
Total securities	1,017	466,975	975	468,967
Mortgage banking derivative	0	142	0	142
Interest rate swap derivative	0	627	0	627
Total assets	$ 1,017	$ 467,744	$ 975	$ 469,736

Liabilities
Mortgage banking derivative	0	2	0	2
Interest rate swap derivative	0	592	0	592
Total liabilities	$ 0	$ 594	$ 0	$ 594

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014 and there were no transfers between Level 1 and Level 2 during 2013.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013:

	Non-Agency Residential
	Mortgage-Backed Securities		State and Municipal Securities
(dollars in thousands)	2014	2013	2014	2013
Balance of recurring Level 3 assets at January 1	$ 0	$ 2,859	$ 975	$ 988
Transfers into Level 3	0	3,334	0	0
Changes in fair value of securities	0	(17)	1	(2)
Principal payments	0	(291)	(85)	0
Balance of recurring Level 3 assets at March 31	$ 0	$ 5,885	$ 891	$ 986

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

Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	3/31/2014	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 891	Price to type, par, call	Discount to benchmark index	0-6%
(2.43%)

Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	12/31/2013	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 975	Price to type, par, call	Discount to benchmark index	0-6%
(2.21%)

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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	March 31, 2014
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 1,374	$ 1,374
Non-working capital loans	0	0	3,281	3,281
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	1,938	1,938
Owner occupied loans	0	0	1,657	1,657
Nonowner occupied loans	0	0	4,217	4,217
Agri-business and agricultural loans:
Loans secured by farmland	0	0	467	467
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	824	824
Open end and junior lien loans	0	0	98	98
Other consumer loans	0	0	46	46
Total impaired loans	$ 0	$ 0	$ 13,902	$ 13,902
Other real estate owned	0	0	75	75
Total assets	$ 0	$ 0	$ 13,977	$ 13,977

	December 31, 2013
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 920	$ 920
Non-working capital loans	0	0	3,097	3,097
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	2,210	2,210
Owner occupied loans	0	0	3,958	3,958
Nonowner occupied loans	0	0	8,938	8,938
Agri-business and agricultural loans:
Loans secured by farmland	0	0	472	472
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	409	409
Open end and junior lien loans	0	0	174	174
Other consumer loans	0	0	50	50
Total impaired loans	$ 0	$ 0	$ 20,228	$ 20,228
Other real estate owned	0	0	75	75
Total assets	$ 0	$ 0	$ 20,303	$ 20,303

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2014:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$ 4,655	Collateral based	Discount to reflect	34%	(2% - 43%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	7,812	Collateral based	Discount to reflect	17%	(2% - 39%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Agri-business and agricultural	467	Collateral based	Discount to reflect	5%	(2% - 9%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Consumer 1-4 family mortgage	922	Collateral based	Discount to reflect	21%	(3% - 77%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Other consumer	46	Collateral based	Discount to reflect	40%	(30% - 47%)
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	75	Appraisals	Discount to reflect	49%
			current market conditions

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2013:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$ 4,017	Collateral based	Discount to reflect	29%	(3% - 93%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	15,106	Collateral based	Discount to reflect	22%	(3% - 45%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Agri-business and agricultural	472	Collateral based	Discount to reflect	8%	(4% - 12%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Consumer 1-4 family mortgage	583	Collateral based	Discount to reflect	33%	(6% - 77%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Other consumer	50	Collateral based	Discount to reflect	53%	(28% - 98%)
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	75	Appraisals	Discount to reflect	49%
			current market conditions
			and ultimate collectability

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $18.1 million, with a valuation allowance of $4.2 million at March 31, 2014, resulting in a net recovery in the provision for loan losses of $2.1 million in the three months ended March 31, 2014.  At March 31, 2013, impaired loans had a gross carrying amount of $29.9 million, with a valuation allowance of $7.7 million, resulting in a net recovery in the provision for loan losses of $2.3 million for the three months ended March 31, 2013.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	March 31, 2014
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 77,139	$ 77,139	$ 0	$ 0	$ 77,139
Securities available for sale	471,449	1,011	469,547	891	471,449
Real estate mortgages held for sale	2,043	0	2,067	0	2,067
Loans, net	2,528,053	0	0	2,526,033	2,526,033
Federal Home Loan Bank stock	7,312	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	8,833	0	2,006	6,827	8,833
Financial Liabilities:
Certificates of deposit	(899,727)	0	(907,835)	0	(907,835)
All other deposits	(1,839,047)	(1,839,047)	0	0	(1,839,047)
Securities sold under agreements
to repurchase	(81,361)	0	(81,361)	0	(81,361)
Federal funds purchased	(8,000)	0	(8,000)	0	(8,000)
Other short-term borrowings	(25,000)	0	(24,998)	0	(24,998)
Long-term borrowings	(35)	0	(41)	0	(41)
Subordinated debentures	(30,928)	0	0	(31,226)	(31,226)
Standby letters of credit	(348)	0	0	(348)	(348)
Accrued interest payable	(2,938)	(115)	(2,820)	(3)	(2,938)

	December 31, 2013
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 63,105	$ 63,105	$ 0	$ 0	$ 63,105
Securities available for sale	468,967	1,017	466,975	975	468,967
Real estate mortgages held for sale	1,778	0	1,800	0	1,800
Loans, net	2,486,301	0	0	2,490,593	2,490,593
Federal Home Loan Bank stock	7,312	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	8,577	0	2,297	6,280	8,577
Financial Liabilities:
Certificates of deposit	(727,809)	0	(736,088)	0	(736,088)
All other deposits	(1,818,259)	(1,818,259)	0	0	(1,818,259)
Securities sold under agreements
to repurchase	(104,876)	0	(104,876)	0	(104,876)
Federal funds purchased	(11,000)	0	(11,000)	0	(11,000)
Other short-term borrowings	(146,000)	0	(146,002)	0	(146,002)
Long-term borrowings	(37)	0	(43)	0	(43)
Subordinated debentures	(30,928)	0	0	(31,217)	(31,217)
Standby letters of credit	(312)	0	0	(312)	(312)
Accrued interest payable	(2,918)	(125)	(2,790)	(3)	(2,918)

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

NOTE 6. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost:

	Three Months Ended March 31,
	Pension Benefits		SERP Benefits
(dollars in thousands)	2014	2013	2014	2013
Interest cost	$ 30	$ 32	$ 12	$ 13
Expected return on plan assets	(31)	(35)	(18)	(19)
Recognized net actuarial (gain) loss	29	34	20	21
Net pension expense (benefit)	$ 28	$ 31	$ 14	$ 15

The Company previously disclosed in its financial statements for the year ended December 31, 2013 that it expected to contribute $207,000 to its pension plan and $4,000 to its Supplemental Executive Retirement Plan (“SERP”) in 2014.  The Company has contributed $0 to its pension plan and $4,000 to its SERP as of March 31, 2014.  The Company expects to contribute $207,000 to its pension plan during the remainder of 2014.  The Company does not expect to make any additional contributions to its SERP during the remainder of 2014.

NOTE 7. OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at March 31, 2014 and December 31, 2013.

March 31, 2014
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest rate swap derivatives	$ 640	$ 0	$ 640	$ 0	$ 0	$ 640
Total assets	$ 640	$ 0	$ 640	$ 0	$ 0	$ 640
Liabilities
Interest rate swap derivatives	$ 629	$ 0	$ 629	$ 0	$ 0	$ 629
Repurchase agreements	81,361	0	81,361	(81,361)	0	0
Total liabilities	$ 81,990	$ 0	$ 81,990	$ (81,361)	$ 0	$ 629

December 31, 2013
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest rate swap derivatives	$ 627	$ 0	$ 627	$ 0	$ (260)	$ 367
Total assets	$ 627	$ 0	$ 627	$ 0	$ (260)	$ 367
Liabilities
Interest rate swap derivatives	$ 592	$ 0	$ 592	$ 0	$ 0	$ 592
Repurchase agreements	104,876	0	104,876	(104,876)	0	0
Total liabilities	$ 105,468	$ 0	$ 105,468	$ (104,876)	$ 0	$ 592

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

NOTE 8. EARNINGS PER SHARE

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants, none of which were antidilutive.

	Three Months Ended March 31,
	2014	2013
Weighted average shares outstanding for basic earnings per common share	16,513,645	16,408,710
Dilutive effect of stock options, awards and warrants	200,208	118,461
Weighted average shares outstanding for diluted earnings per common share	16,713,853	16,527,171

Basic earnings per common share	$ 0.60	$ 0.56
Diluted earnings per common share	$ 0.59	$ 0.56

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2013	$ (1,138)	$ (1,356)	$ (2,494)
Other comprehensive income before reclassification	2,887	31	2,918
Amounts reclassified from accumulated other comprehensive income (loss)	0	30	30
Net current period other comprehensive income	2,887	61	2,948
Balance at March 31, 2014	$ 1,749	$ (1,295)	$ 454

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2012	$ 7,517	$ (1,828)	$ 5,689
Other comprehensive income before reclassification	(643)	(90)	(733)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	33	32
Net current period other comprehensive income	(644)	(57)	(701)
Balance at March 31, 2013	$ 6,873	$ (1,885)	$ 4,988

Reclassifications out of accumulated comprehensive income for the three months ended March 31, 2014 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented
(dollars in thousands)
Amortization of defined benefit pension items	$ (49)	Salaries and employee benefits
Tax effect	19	Income tax expense
Total reclassifications for the period	$ (30)	Net of tax

Amounts in parenthesis indicate a decrease in net income.

Reclassifications out of accumulated comprehensive income for the three months ended March 31, 2013 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented
(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$ 1	Net securities gains (losses)
Tax effect	0	Income tax expense
	1	Net of tax
Amortization of defined benefit pension items(1)	(55)	Salaries and employee benefits
Tax effect	22	Income tax expense
	(33)	Net of tax
Total reclassifications for the period	$ (32)	Net of tax

NOTE 10.  NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

OVERVIEW

Net income in the first three months of 2014 was $9.9 million, up 7.2% from $9.2 million for the comparable period of 2013.  Diluted income per common share was $0.59 in the first three months of 2014, up 5.4% from $0.56 in the comparable period of 2013.  Return on average total assets was 1.26% in the first three months of 2014 versus 1.27% in the comparable period of 2013.  The equity to average assets ratio was 10.29% in the first three months of 2014 versus 10.30% in the comparable period of 2013.

Total assets were $3.234 billion as of March 31, 2014 versus $3.176 billion as of December 31, 2013, an increase of $58.0 million, or 1.8%. This increase was primarily due to a $39.1 million increase in total loans.

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

Due to the imprecise nature of estimating the allowance for loan losses, the Company’s allowance for loan losses includes an unallocated component. The unallocated component of the allowance for loan losses incorporates the Company’s determination, based on its judgment, of inherent losses that may not be fully reflected in other allocations, including factors such as the level of classified credits, economic uncertainties, industry trends impacting specific portfolio segments, broad portfolio quality trends and trends in the composition of the Company’s large commercial loan portfolio and related large dollar exposures to individual borrowers.

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

RESULTS OF OPERATIONS

Overview

Selected income statement information for the three months ended March 31, 2014 and 2013 is presented in the following table:

(dollars in thousands)	2014	2013
Income Statement Summary:
Net interest income	$ 24,680	$ 21,257
Provision for loan losses	0	0
Noninterest income	7,427	7,481
Noninterest expense	16,790	14,893
Other Data:
Efficiency ratio	52.29%	51.82%
Dilutive EPS	$ 0.59	$ 0.56
Tangible capital ratio	10.18%	10.38%
Net charge-offs to average loans	0.42%	0.11%

Net Income

Net income was $9.9 million in the first three months of 2014, an increase of $666,000, or 7.2%, versus net income of $9.2 million in the first three months of 2013. Net interest income increased $3.4 million, or 16.1%, to $24.7 million versus $21.3 million in the first three months of 2013. Net interest income increased primarily due to a 9.2% increase in average earning assets.  Significantly affecting average earning assets during 2014 was an increase of 15.0% in the commercial loan portfolio, which reflects our continuing strategic focus on commercial lending.  In addition, noninterest bearing demand deposits increased while time deposits, which typically pay a higher rate of interest, decreased.  The net interest margin was 3.38% in the first three months of 2014 versus 3.17% in 2013. The higher margin reflected a decline in funding costs offset by lower yields on earning assets.

Net income in the first three months of 2014 was negatively impacted by a non-cash provision for state income tax expense of $431,000, which resulted from a revaluation of the Company’s state deferred tax items.  During the first quarter of 2014, the Indiana legislature approved new tax rates for financial institutions.  The tax rate, currently 8.0%, is scheduled to drop to 6.5% for 2017.  The new legislation further reduces the rate to 4.9%, phased-in beginning in 2019.  One effect of the lower, future rates is to reduce the benefit that will be provided by the Company’s existing net deferred tax asset items requiring the non-cash adjustment.  Excluding the effect of the adjustment, net income for the first three months of 2014 would have been $10.3 million, representing an increase of 11.9% over the comparable period of 2013.

Net Interest Income

The following tables set forth consolidated information regarding average balances and rates:

	Three Months Ended March 31,
	2014			2013
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning assets
Loans:
Taxable (2)(3)	$ 2,530,356	$ 25,334	4.06%	$ 2,246,688	$ 24,486	4.42%
Tax exempt (1)	8,266	148	7.27	8,817	154	7.08
Investments: (1)
Available for sale	473,184	3,251	2.79	478,098	2,045	1.74
Short-term investments	5,480	1	0.07	9,157	2	0.09
Interest bearing deposits	4,154	7	0.68	25,168	22	0.35
Total earning assets	$ 3,021,440	$ 28,741	3.86%	$ 2,767,928	$ 26,709	3.91%
Less: Allowance for loan losses	(48,592)			(51,645)
Nonearning Assets
Cash and due from banks	61,742			82,210
Premises and equipment	39,627			34,716
Other nonearning assets	112,916			110,558
Total assets	$ 3,187,133			$ 2,943,767

Interest bearing liabilities
Savings deposits	$ 242,161	$ 134	0.22%	$ 216,828	$ 172	0.32%
Interest bearing checking accounts	1,099,980	1,062	0.39	999,319	1,640	0.67
Time deposits:
In denominations under $100,000	285,467	823	1.17	352,509	1,300	1.50
In denominations over $100,000	551,290	1,168	0.86	523,738	1,525	1.18
Miscellaneous short-term borrowings	170,733	151	0.36	114,105	91	0.32
Long-term borrowings and
subordinated debentures (4)	30,964	252	3.30	36,798	307	3.38
Total interest bearing liabilities	$ 2,380,595	$ 3,590	0.61%	$ 2,243,297	$ 5,035	0.91%
Noninterest bearing liabilities
Demand deposits	463,664			380,759
Other liabilities	14,816			16,485
Stockholders' equity	328,058			303,226
Total liabilities and stockholders' equity	$ 3,187,133			$ 2,943,767

Interest Margin Recap
Interest income/average earning assets		28,741	3.86		26,709	3.91
Interest expense/average earning assets		3,590	0.48		5,035	0.74
Net interest income and margin		$ 25,151	3.38%		$ 21,674	3.17%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2014 and 2013. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended March 31, 2014 and 2013, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

Net interest income increased $3.4 million, or 16.2%, for the three months ended March 31, 2014 compared with the first three months of 2013. The increased level of net interest income during the first quarter of 2014 compared with the first quarter of 2013 was largely driven by an increase in net earning assets as well as a deceleration in the amortization of premiums on agency mortgage-backed securities.  The deceleration was primarily the result of rising long-term mortgage interest rates which have reduced prepayments in the loans underlying the securities.  In addition, the Company’s cost of funds decreased by 26 basis points during the first three months of 2014 compared to the first three months of 2013.  The tax equivalent net interest margin was 3.38% for the first three months of 2014 compared to 3.17% during the first three months of 2013.  The yield on earning assets totaled 3.86% during the three months ended March 31, 2014 compared to 3.91% in the same period of 2013 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.48% during the first three months of 2014 compared to 0.74% in the same period of 2013.

The decline in the yield on earning assets in the first three months of 2014 compared with the first three months of 2013 was largely attributable to the continued downward pressure on commercial loan yields being driven by a historically low market interest rate environment and a competitive marketplace for lending opportunities.  The decline was also caused in part by the scheduled amortization of existing fixed rate commercial loans.  The decline was mitigated by the deceleration in premium amortization of agency mortgage-backed securities.  The decline in the Company’s cost of funds by approximately 26 basis points during the first three months of 2014 compared to the first three months 2013 was largely driven by a continued decline in deposit rates as well as an increase of $82.9 million in average noninterest bearing demand deposits.

Average earning assets increased by $253.5 million for the three months ended March 31, 2014 compared with the same period of 2013.  Average loans outstanding increased $283.1 million during the three months ended March 31, 2014 compared with the first three months of 2013, with most of the growth being in commercial loans.  The average securities portfolio decreased $4.9 million in the three months ended March 31, 2014 compared with the first three months of 2013.

Provision for Loan Losses

No provisions for loan loss expense were recorded during the three-month periods ended March 31, 2014 and 2013.  The allowance for loan losses represented 1.79% of the loan portfolio, versus 1.92% at December 31, 2013 and 2.25% at March 31, 2013.  Factors impacting the decision not to record a provision in the first three months of 2014 included the stabilization or improvement in key loan quality metrics including strong reserve coverage of nonperforming loans, a decrease in historical loss percentages, continuing signs of stabilization in economic conditions in the Company’s markets and general signs of improvement in borrower performance and future prospects. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

Noninterest income categories for the three-month periods ended March 31, 2014 and 2013 are shown in the following table:

	Three Months Ended
	March 31,
			Percent
(dollars in thousands)	2014	2013	Change
Wealth advisory fees	$ 1,039	$ 944	10.1%
Investment brokerage fees	1,117	949	17.7
Service charges on deposit accounts	2,151	1,971	9.1
Loan, insurance and service fees	1,458	1,456	0.1
Merchant card fee income	350	276	26.8
Bank owned life insurance	372	393	(5.3)
Other income	875	982	(10.9)
Mortgage banking income	65	509	(87.2)
Net securities gains (losses)	0	1	N/A
Total noninterest income	$ 7,427	$ 7,481	(0.7)%
Noninterest income to total revenue	23.1%	26.0%

The Company's noninterest income decreased 1% to $7.4 million for the first quarter of 2014 from $7.5 million for the first quarter of 2013.  On a year-over-year basis, quarterly noninterest income was negatively impacted by a $444,000 decrease in mortgage banking income, driven by lower production volumes due to higher long-term mortgage rates.  Service charges on deposit accounts increased by $180,000 driven by increases in account analysis service charges on commercial checking accounts, and investment brokerage fees increased by $168,000 driven by a shift towards fixed income investments by clients, which generally have a more favorable revenue impact to the Company.

Noninterest Expense

Noninterest expense categories for the three-month periods ended March 31, 2014 and 2013 are shown in the following table:

	Three Months Ended
	March 31,
			Percent
(dollars in thousands)	2014	2013	Change
Salaries and employee benefits	$ 9,987	$ 9,165	9.0%
Net occupancy expense	1,110	846	31.2
Equipment costs	773	609	26.9
Data processing fees and supplies	1,491	1,293	15.3
Corporate and business development	416	406	2.5
FDIC insurance and other regulatory fees	477	463	3.0
Professional fees	800	595	34.5
Other expense	1,736	1,516	14.5
Total noninterest expense	$ 16,790	$ 14,893	12.7%

The Company’s noninterest expense increased $1.9 million, or 13%, to $16.8 million in the first quarter of 2014 versus $14.9 million in the comparable quarter of 2013.  Salaries and employee benefits increased by $822,000 in the three month period ended March 31, 2014 versus the same period of 2013.  These increases in salary and employee benefits were driven by staff additions, normal merit increases and higher performance and incentive-based compensation costs such as investment brokerage sales commissions.  Quarterly net occupancy expense increased $264,000 driven by higher snow removal costs.  Professional fees increased $205,000 due to higher legal expenses as well as fees associated with the search for a new Chief Financial Officer, who took office in the second quarter.  Data processing fees increased by $198,000 due to a larger customer base as well as greater utilization of services from the Company’s core processor, which the Company expects will improve marketing and cross-selling initiatives.  In addition, equipment costs increased $164,000 during the first quarter of 2014, driven by higher depreciation expenses related to operating leases.  The Company’s efficiency ratio was 52.3% for the first quarter of 2014 versus 51.8% for the comparable period of 2013.

Income Taxes

Income tax expense increased $806,000, or 17.5%, for the first three months of 2014, compared to the same period in 2013.  The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, increased to 35.3% during the first three months of 2014 compared to 33.2% during the same period of 2013.  The increase was driven by the previously disclosed $431,000 provision for state income tax expense due to a revaluation of the Company’s state net deferred tax asset items.  Excluding the effect of the adjustment, income taxes for the three months ended March 31, 2014 would have been $5.0 million, representing 32.5% of pretax net income.

FINANCIAL CONDITION

Overview

Total assets of the Company were $3.234 billion as of March 31, 2014, an increase of $58.0 million, or 1.8%, when compared to $3.176 billion as of December 31, 2013.  Total loans increased by $39.1 million, or 1.5%, to $2.574 billion at March 31, 2014 from $2.535 billion at December 31, 2013.  Funding for the loan growth came from a $192.7 million increase in deposits offset by a $147.5 million decrease in short-term borrowings.

Uses of Funds

Investment Portfolio

The amortized cost and the fair value of securities as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury securities	$ 1,000	$ 1,011	$ 1,001	$ 1,017
Agency residential mortgage-backed securities	372,570	373,424	374,611	371,977
State and municipal securities	95,121	97,014	95,388	95,973
Total	$ 468,691	$ 471,449	$ 471,000	$ 468,967

At March 31, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity.

Purchases of securities available for sale totaled $13.5 million in the first three months of 2014.  Paydowns from prepayments and scheduled payments of $13.2 million were received in the first three months of 2014, and the amortization of premiums, net of the accretion of discounts, was $1.5 million. Maturities and calls of securities totaled $1.0 million in the first three months of 2014.  No other-than-temporary impairment was recognized in the first three months of 2014. The investment portfolio is managed to provide for an appropriate balance between, liquidity, credit risk and investment return and to limit the Company’s exposure to risk to an acceptable level.  The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds in the Volcker Rule.

Real Estate Mortgage Loans HFS

Real estate mortgage loans held-for-sale increased by $265,000, or 14.9%, to $2.0 million at March 31, 2014, from $1.8 million at December 31, 2013.  The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market.  The Company generally sells all of the mortgage loans it originates on the secondary market.  Proceeds from sales totaled $6.9 million in the first three months of 2014.

Loan Portfolio

The loan portfolio by class as of March 31, 2014 and December 31, 2013 is summarized as follows:

					Current
	March 31,		December 31,		Period
(dollars in thousands)	2014		2013		Change
Commercial and industrial loans	$ 944,497	36.7%	$ 901,567	35.6%	$ 42,930
Commercial real estate and multi-family residential loans	1,015,055	39.4	986,207	38.9	28,848
Agri-business and agricultural loans	213,644	8.3	254,029	10.0	(40,385)
Other commercial loans	77,324	3.0	70,770	2.8	6,554
Consumer 1-4 family mortgage loans	279,954	10.9	277,030	10.9	2,924
Other consumer loans	44,319	1.7	46,125	1.8	(1,806)
Subtotal	2,574,793	100.0%	2,535,728	100.0%	39,065
Less: Allowance for loan losses	(46,137)		(48,797)		2,660
Net deferred loan fees	(603)		(630)		27
Loans, net	$ 2,528,053		$ 2,486,301		$ 41,752

Total loans, excluding real estate mortgage loans held for sale, increased by $39.1 million to $2.575 billion at March 31, 2014 from $2.536 billion at December 31, 2013.  The increase was concentrated in the commercial and commercial real estate categories and reflected the Company’s long standing strategic plan that is focused on expanding and growing the commercial lending business throughout our market areas.  The increase was partially offset by seasonal declines in agri-business loans.

The following table summarizes the Company’s non-performing assets as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
(dollars in thousands)	2014	2013
Nonaccrual loans including nonaccrual troubled debt restructured loans	$ 15,082	$ 23,899
Loans past due over 90 days and still accruing	20	46
Total nonperforming loans	$ 15,102	$ 23,945
Other real estate owned	1,192	469
Repossessions	9	12
Total nonperforming assets	$ 16,303	$ 24,426

Impaired loans including troubled debt restructurings	$ 34,101	$ 43,218

Nonperforming loans to total loans	0.59%	0.94%
Nonperforming assets to total assets	0.50%	0.77%

Performing troubled debt restructured loans	$ 16,222	$ 17,714
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	10,721	18,531
Total troubled debt restructured loans	$ 26,943	$ 36,245

Total nonperforming assets decreased by $8.1 million, or 33.3%, to $16.3 million during the three-month period ended March 31, 2014.  The decrease in nonperforming assets primarily resulted from the sale, to an independent party, of a single commercial relationship consisting of three loans totaling $6.7 million.  The three loans were accounted for as troubled debt restructurings.  The Company received proceeds of $4.3 million and recognized charge offs of $2.4 million as a result of the sale.  The amount charged-off had previously been reserved for by the Company.  In addition, one commercial credit of $1.4 million was removed from the impaired category due to improved performance.

Net charge-offs totaled $2.6 million in the first quarter of 2014, versus net charge-offs of $626,000 during the first quarter of 2013 and net charge-offs of $1.0 million during the fourth quarter of 2013.

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

Total impaired loans decreased by $9.1 million, or 21.1%, to $34.1 million at March 31, 2014 from $43.2 million at December 31, 2013.  The decrease in the impaired loans category was primarily due to the sale proceeds received and charge offs recognized on a single commercial relationship consisting of three impaired loans totaling $6.7 million.  In addition, one commercial credit of $1.4 million was removed from the impaired category due to improved performance.

At March 31, 2014, the allowance for loan losses was 1.79% of total loans outstanding, versus 1.92% of total loans outstanding, at December 31, 2013.  At March 31, 2014, management believes the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not continue to improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

The Company has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses from a wide variety of industries. Generally, this type of lending has more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and geography.

At March 31, 2014, on the basis of management’s review of the loan portfolio, the Company had 98 credits totaling $165.3 million on the classified loan list versus 98 credits totaling $165.1 million on December 31, 2013. As of March 31, 2014, the Company had $97.8 million of assets classified as Special Mention, $65.8 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $90.4 million, $72.1 million, $0 and $0, respectively at December 31, 2013.

Allowance estimates are developed by management after taking into account actual loss experience adjusted for current economic conditions. The Company has regular discussions regarding this methodology with regulatory authorities.  Allowance estimates are considered a prudent measurement of the risk in the Company’s loan portfolio and are applied to individual loans based on loan type. In accordance with current accounting guidance, the allowance is provided for losses that have been incurred as of the balance sheet date and is based on past events and current economic conditions and does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.  For a more thorough discussion of the allowance for loan losses methodology see the Critical Accounting Policies section of this Item 2.

The allowance for loan losses decreased 5.5%, or $2.7 million, from $48.8 million at December 31, 2013 to $46.1 million at March 31, 2014.  Pooled loan allocations increased from $39.5 million at December 31, 2013 to $40.1 million at March 31, 2014, which was due to an increase in pooled loan balances as well as management’s view of current credit quality and the current economic environment.  Impaired loan allocations decreased $3.2 million from $9.3 million at December 31, 2013 to $6.1 million at March 31, 2014.  This decrease in impaired allocations was primarily due to decreases in the allocations of existing impaired loans as well as reductions to the impaired loans category.  The unallocated component of the allowance for loan losses was unchanged at $3.5 million at March 31, 2014 and December 31, 2013.  While general trends in the overall economy and credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions.

Most of the Company’s loan growth has been concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits. Management has historically considered growth and portfolio composition when determining loan loss allocations. Management believes that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.

Economic conditions in the Company’s markets have generally improved and stabilized, management is cautiously optimistic that the recovery is positively impacting its borrowers. While the recovery is not robust, commercial real estate activity and manufacturing growth is occurring. The Company’s continued growth strategy promotes diversification among industries as well as continued focus on enforcement of a strong credit environment and an aggressive position in loan work-out situations. Although the Company believes that historical industry-specific issues in the Company’s markets have improved and continue to be somewhat mitigated by its overall expansion strategy, the economic environment impacting its entire geographic footprint will continue to present challenges. While the Company has seen indications of improved economic conditions in its markets, they are not wide spread or particularly strong improvements.

Sources of Funds

The following table summarizes deposits and borrowings as of March 31, 2014 and December 31, 2013:

			Current
	March 31,	December 31,	Period
(dollars in thousands)	2014	2013	Change
Non-interest bearing demand deposits	$ 482,189	$ 479,606	$ 2,583
Interest bearing demand, savings & money market accounts	1,356,858	1,338,653	18,205
Time deposits under $100,000	280,335	291,566	(11,231)
Time deposits of $100,000 or more	619,392	436,243	183,149
Total deposits	2,738,774	2,546,068	192,706
Short-term borrowings	114,361	261,876	(147,515)
Long-term borrowings	35	37	(2)
Subordinated debentures	30,928	30,928	0
Total borrowings	145,324	292,841	(147,517)
Total funding sources	$ 2,884,098	$ 2,838,909	$ 45,189

Deposits and Borrowings

Total deposits increased by $192.7 million, or 7.6%, from December 31, 2013.  Most of the growth was concentrated in brokered time deposits of $100,000 or more, public fund certificates of deposit of $100,000 or more and money market accounts.  The increase in money market balances as well as a decline in time deposits under $100,000 is reflective of the ongoing low interest rate environment and consumers’ desire to keep funds in a more liquid short-term deposit vehicle, in anticipation of higher rates in the future.  Total brokered deposits were $143.8 million at March 31, 2014 compared to $29.8 million at December 31, 2013.  Total public funds deposits, including public funds transaction accounts, were $698.5 million at March 31, 2014 compared to $549.7 at December 31, 2013.

Total borrowings decreased by $147.5 million, or 50.4%, from December 31, 2013.  Most of the decrease was concentrated in short-term advances from the Federal Home Loan Bank of Indianapolis as well as securities sold under agreements to repurchase.  The Company uses wholesale funding, including brokered deposits, public funds and Federal Home Loan Bank advances, to augment deposit funding and to help maintain its desired interest rate risk position.

Capital

As of March 31, 2014, total stockholders’ equity was $332.0 million, an increase of  $10.1 million, or 3.2%, from $321.9 million at December 31, 2013.  In addition to net income of $9.9 million, other significant changes in equity during the first three months of 2014 included $3.1 million of dividends paid. The accumulated other comprehensive income component of equity increased $2.9 million during the three months ended March 31, 2014, driven by changes in the fair values of available-for-sale securities.  The impact to equity due to other comprehensive income is not included in regulatory capital.  The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1 or core capital as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The actual capital amounts and ratios of Lakeland Financial Corporation and Lake City Bank as of March 31, 2014 and December 31, 2013, are presented in the table below:

					Minimum Required to
			Minimum Required		Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014:
Total Capital (to Risk
Weighted Assets)
Consolidated	$ 390,512	14.34%	$ 217,857	8.00%	$ 272,321	10.00%
Bank	$ 381,103	14.03%	$ 217,280	8.00%	$ 271,601	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$ 356,322	13.08%	$ 108,929	4.00%	$ 163,393	6.00%
Bank	$ 347,002	12.78%	$ 108,640	4.00%	$ 162,960	6.00%
Tier I Capital (to Average Assets)
Consolidated	$ 356,322	11.20%	$ 127,277	4.00%	$ 159,096	5.00%
Bank	$ 347,002	10.94%	$ 126,904	4.00%	$ 158,630	5.00%

As of December 31, 2013:
Total Capital (to Risk
Weighted Assets)
Consolidated	$ 382,951	14.23%	$ 215,229	8.00%	$ 269,036	10.00%
Bank	$ 373,685	13.92%	$ 214,704	8.00%	$ 268,380	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$ 349,134	12.98%	$ 107,614	4.00%	$ 161,422	6.00%
Bank	$ 339,949	12.67%	$ 107,352	4.00%	$ 161,028	6.00%
Tier I Capital (to Average Assets)
Consolidated	$ 349,134	11.25%	$ 124,152	4.00%	$ 155,190	5.00%
Bank	$ 339,949	10.98%	$ 123,809	4.00%	$ 154,761	5.00%

Beginning January 1, 2015, the Company and Bank will be subject to the new capital regulations of Basel III.  The new regulations establish higher minimum risk-based capital ratio requirements, a new common equity Tier 1 risk-based capital ratio and a new capital conservation buffer.  The new regulations also include revisions to the definition of capital and changes in the risk-weighting of certain assets.  The new regulations establish definitions of “well-capitalized” including the capital conservation buffer, as a 7.0%  common equity Tier 1 risk-based capital ratio, an 8.5% Tier 1 risk-based capital ratio and a 10.5% total risk-based capital ratio.  The capital conservation buffer is being phased-in and will be in full effect beginning January 1, 2019.  Under the new regulations, all financial institutions must maintain a Tier 1 leverage ratio of 4% to be considered “adequately capitalized” and 5% to be considered “well-capitalized.”  Management has completed a preliminary analysis of the impact of these new regulations to the capital ratios of both the Company and the Bank and estimates that the ratios for both the Company and the Bank would exceed the new minimum capital ratio requirements for “well-capitalized” including the capital conservation buffer under Basel III if they were effective at March 31, 2014.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The Board of Directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2013. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income but does not necessarily indicate the effect on future net interest income. The Company, through its Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the types of loans, investments, and deposits that currently fit the Company’s needs, as determined by its Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. As of March 31, 2014, the Company’s potential pretax exposure was within the Company’s policy limit and not significantly different from the potential pretax exposure from December 31, 2013.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2014.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2014, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. of Part I of the Company’s 2013 Form 10-K.  Please refer to that section of the Company’s Form 10-K and Item 2 of Part I of this Form 10-Q for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 31, 2014 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

January 1-31	4,924	$ 38.59	0	$ 0
February 1-28	522	36.38	0	0
March 1-31	0	0	0	0

Total	5,446	$ 38.38	0	$ 0

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and March 31, 2013; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013; and (v) Notes to Unaudited Consolidated Financial Statements.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

March 31, 2014

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: May 12, 2014	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: May 12, 2014	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer

Date: May 12, 2014	/s/ Teresa A. Bartman
Teresa A. Bartman – Senior Vice President-
Finance and Controller