Form 10-Q
period 2014-06-30
LAKELAND FINANCIAL CORP
filed 2014-08-11
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer _       Accelerated filer X        Non-accelerated filer _   (do not check if a smaller reporting company)   Smaller reporting company _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes _      No X

Number of shares of common stock outstanding at July 31, 2014:  16,548,074

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and due from banks	$ 150,448	$ 55,727
Short-term investments	9,954	7,378
Total cash and cash equivalents	160,402	63,105

Securities available for sale (carried at fair value)	475,862	468,967
Real estate mortgage loans held for sale	1,069	1,778

Loans, net of allowance for loan losses of $45,605 and $48,797	2,627,722	2,486,301

Land, premises and equipment, net	39,867	39,335
Bank owned life insurance	63,363	62,883
Federal Reserve and Federal Home Loan Bank stock	10,732	10,732
Accrued interest receivable	8,970	8,577
Goodwill	4,970	4,970
Other assets	26,154	29,116
Total assets	$ 3,419,111	$ 3,175,764

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$ 506,771	$ 479,606
Interest bearing deposits	2,320,974	2,066,462
Total deposits	2,827,745	2,546,068

Short-term borrowings
Federal funds purchased	0	11,000
Securities sold under agreements to repurchase	92,961	104,876
Other short-term borrowings	110,000	146,000
Total short-term borrowings	202,961	261,876

Long-term borrowings	35	37
Subordinated debentures	30,928	30,928
Accrued interest payable	2,996	2,918
Other liabilities	10,871	11,973
Total liabilities	3,075,536	2,853,800

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
16,538,617 shares issued and 16,459,359 outstanding as of June 30, 2014
16,475,716 shares issued and 16,377,449 outstanding as of December 31, 2013	94,205	93,249
Retained earnings	247,715	233,108
Accumulated other comprehensive income/(loss)	3,352	(2,494)
Treasury stock, at cost (2014 - 79,258 shares, 2013 - 98,267 shares)	(1,786)	(1,988)
Total stockholders' equity	343,486	321,875
Noncontrolling interest	89	89
Total equity	343,575	321,964
Total liabilities and equity	$ 3,419,111	$ 3,175,764

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands except share and per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET INTEREST INCOME
Interest and fees on loans
Taxable	$ 26,270	$ 24,388	$ 51,604	$ 48,874
Tax exempt	125	102	223	204
Interest and dividends on securities
Taxable	2,028	1,152	4,039	2,097
Tax exempt	816	770	1,635	1,505
Interest on short-term investments	11	12	19	36
Total interest income	29,250	26,424	57,520	52,716

Interest on deposits	3,335	4,139	6,522	8,776
Interest on borrowings
Short-term	104	112	255	203
Long-term	257	261	509	568
Total interest expense	3,696	4,512	7,286	9,547

NET INTEREST INCOME	25,554	21,912	50,234	43,169

Provision for loan losses	0	0	0	0
NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	25,554	21,912	50,234	43,169

NONINTEREST INCOME
Wealth advisory fees	977	971	2,016	1,915
Investment brokerage fees	923	997	2,040	1,946
Service charges on deposit accounts	2,348	2,252	4,499	4,223
Loan, insurance and service fees	1,757	1,812	3,215	3,268
Merchant card fee income	380	293	730	569
Bank owned life insurance income	338	418	710	811
Other income	686	288	1,561	1,270
Mortgage banking income	179	538	244	1,047
Net securities gains	4	0	4	1
Total noninterest income	7,592	7,569	15,019	15,050
NONINTEREST EXPENSE
Salaries and employee benefits	9,467	8,891	19,454	18,056
Net occupancy expense	903	873	2,013	1,719
Equipment costs	761	654	1,534	1,263
Data processing fees and supplies	1,493	1,379	2,984	2,672
Corporate and business development	481	443	897	849
FDIC insurance and other regulatory fees	488	458	965	921
Professional fees	736	753	1,536	1,348
Other expense	1,755	1,640	3,491	3,156
Total noninterest expense	16,084	15,091	32,874	29,984

INCOME BEFORE INCOME TAX EXPENSE	17,062	14,390	32,379	28,235
Income tax expense	5,750	5,154	11,155	9,753
NET INCOME	$ 11,312	$ 9,236	$ 21,224	$ 18,482

BASIC WEIGHTED AVERAGE COMMON SHARES	16,536,112	16,425,382	16,524,079	16,411,695
BASIC EARNINGS PER COMMON SHARE	$ 0.68	$ 0.56	$ 1.28	$ 1.13
DILUTED WEIGHTED AVERAGE COMMON SHARES	16,739,069	16,546,547	16,729,479	16,524,250
DILUTED EARNINGS PER COMMON SHARE	$ 0.68	$ 0.56	$ 1.27	$ 1.12

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$ 11,312	$ 9,236	$ 21,224	$ 18,482
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	4,761	(9,358)	9,552	(10,399)
Reclassification adjustment for (gains) losses included in net income	(4)	0	(4)	(1)
Net securities gain (loss) activity during the period	4,757	(9,358)	9,548	(10,400)
Tax effect	(1,888)	3,705	(3,792)	4,104
Net of tax amount	2,869	(5,653)	5,756	(6,296)
Defined benefit pension plans:
Net gain (loss) on defined benefit pension plans	0	0	64	(151)
Amortization of net actuarial loss	50	66	99	121
Net gain (loss) activity during the period	50	66	163	(30)
Tax effect	(21)	(26)	(73)	12
Net of tax amount	29	40	90	(18)

Total other comprehensive income (loss), net of tax	2,898	(5,613)	5,846	(6,314)

Comprehensive income	$ 14,210	$ 3,623	$ 27,070	$ 12,168

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - in thousands except share and per share data)
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2013	16,290,136	$ 90,039	$ 203,654	$ 5,689	$ (1,643)	$ 297,739
Net income			18,482			18,482
Other comprehensive income (loss), net of tax				(6,314)		(6,314)
Cash dividends declared, $0.19 per share			(3,134)			(3,134)
Treasury shares purchased under deferred
directors' plan	(7,091)	190			(190)	0
Treasury stock sold and distributed under deferred
directors' plan	3,018	(54)			54
Stock activity under equity compensation plans	54,634	18				18
Stock based compensation expense		728				728
Balance at June 30, 2013	16,340,697	$ 90,921	$ 219,002	$ (625)	$ (1,779)	$ 307,519

Balance at January 1, 2014	16,377,449	$ 93,249	$ 233,108	$ (2,494)	$ (1,988)	$ 321,875
Net income			21,224			21,224
Other comprehensive income (loss), net of tax				5,846		5,846
Cash dividends declared, $0.40 per share			(6,617)			(6,617)
Treasury shares purchased under deferred
directors' plan	(6,022)	230			(230)	0
Treasury stock sold and distributed under deferred
directors' plan	25,031	(432)			432	0
Stock activity under equity compensation plans	62,901	(70)				(70)
Stock based compensation expense		1,228				1,228
Balance at June 30, 2014	16,459,359	$ 94,205	$ 247,715	$ 3,352	$ (1,786)	$ 343,486

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)
Six Months Ended June 30	2014	2013
Cash flows from operating activities:
Net income	$ 21,224	$ 18,482
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,657	1,384
Loss on sale and write down of other real estate owned	58	95
Amortization of intangible assets	0	23
Amortization of loan servicing rights	262	324
Net change in loan servicing rights valuation allowance	0	(39)
Loans originated for sale	(26,251)	(51,639)
Net gain on sales of loans	(493)	(1,676)
Proceeds from sale of loans	27,269	56,748
Net gain on sales of premises and equipment	(5)	(1)
Net gain on sales and calls of securities available for sale	(4)	(1)
Net securities amortization	2,893	5,139
Stock based compensation expense	1,228	728
Earnings on life insurance	(709)	(797)
Tax benefit of stock option exercises	(34)	(39)
Net change:
Interest receivable and other assets	(618)	5,267
Interest payable and other liabilities	(665)	(2,797)
Total adjustments	4,588	12,719
Net cash from operating activities	25,812	31,201

Cash flows from investing activities:
Proceeds from maturities, calls and principal paydowns of
securities available for sale	29,218	69,675
Purchases of securities available for sale	(29,454)	(91,167)
Purchase of life insurance	(124)	(99)
Proceeds from loans sold to others	4,307	0
Net increase in total loans	(146,573)	(77,990)
Proceeds from sales of land, premises and equipment	6	1
Purchases of land, premises and equipment	(2,190)	(1,890)
Proceeds from sales of other real estate	150	386
Distribution from life insurance	302	0
Net cash from investing activities	(144,358)	(101,084)

Cash flows from financing activities:
Net increase (decrease) in total deposits	281,677	(98,264)
Net increase (decrease) in short-term borrowings	(58,915)	17,772
Payments on long-term borrowings	(2)	(15,001)
Common dividends paid	(6,604)	(3,121)
Preferred dividends paid	(13)	(13)
Proceeds (payments) related to equity incentive plans	(70)	18
Purchase of treasury stock	(230)	(190)
Net cash from financing activities	215,843	(98,799)
Net change in cash and cash equivalents	97,297	(168,682)
Cash and cash equivalents at beginning of the period	63,105	232,237
Cash and cash equivalents at end of the period	$ 160,402	$ 63,555
Cash paid during the period for:
Interest	$ 7,208	$ 9,900
Income taxes	10,185	8,330
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	845	0

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 2014 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2014. The 2013 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. SECURITIES

Information related to the fair value and amortized cost of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) is provided in the tables below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
June 30, 2014
U.S. Treasury securities	$ 1,000	$ 6	$ 0	$ 1,006
Agency residential mortgage-backed securities	370,111	7,533	(3,066)	374,578
State and municipal securities	97,236	3,771	(729)	100,278
Total	$ 468,347	$ 11,310	$ (3,795)	$ 475,862

December 31, 2013
U.S. Treasury securities	$ 1,001	$ 16	$ 0	$ 1,017
Agency residential mortgage-backed securities	374,611	5,301	(7,935)	371,977
State and municipal securities	95,388	2,597	(2,012)	95,973
Total	$ 471,000	$ 7,914	$ (9,947)	$ 468,967

There was no other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income (loss) for securities available for sale at June 30, 2014 and December 31, 2013.

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of June 30, 2014 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$ 4,994	$ 5,029
Due after one year through five years	17,438	18,464
Due after five years through ten years	42,389	44,103
Due after ten years	33,415	33,688
	98,236	101,284
Mortgage-backed securities	370,111	374,578
Total debt securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$ 468,347	$ 475,862

There were no securities sales during the first six months of 2014 or 2013.  All the gains in 2014 and 2013 were from calls.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over the estimated lives of mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $232.8 million and $244.3 million were pledged as of June 30, 2014 and December 31, 2013, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of June 30, 2014 and December 31, 2013 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2014
Agency residential mortgage-backed
securities	$ 37,421	$ (209)	$ 116,718	$ (2,857)	$ 154,139	$ (3,066)
State and municipal securities	3,518	(31)	18,648	(698)	22,166	(729)
Total temporarily impaired	$ 40,939	$ (240)	$ 135,366	$ (3,555)	$ 176,305	$ (3,795)

December 31, 2013
Agency residential mortgage-backed
securities	$ 177,779	$ (6,444)	$ 34,093	$ (1,491)	$ 211,872	$ (7,935)
State and municipal securities	24,610	(1,102)	8,037	(910)	32,647	(2,012)
Total temporarily impaired	$ 202,389	$ (7,546)	$ 42,130	$ (2,401)	$ 244,519	$ (9,947)

The total number of securities with unrealized losses as of June 30, 2014 and December 31, 2013 is presented below.

	Less than	12 months
	12 months	or more	Total
June 30, 2014
Agency residential mortgage-backed securities	11	30	41
State and municipal securities	8	36	44
Total temporarily impaired	19	66	85

	Less than	12 months
	12 months	or more	Total
December 31, 2013
Agency residential mortgage-backed securities	49	10	59
State and municipal securities	59	12	71
Total temporarily impaired	108	22	130

The following factors are considered in determining whether or not the impairment of these securities is other-than-temporary. In making this determination, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings. Ninety-nine percent of the securities are backed by the U.S. government, government agencies, government sponsored agencies or are A-rated or better, except for certain non-local or local municipal securities, which are not rated. For the government, government-sponsored agency and municipal securities, management did not believe that there would be credit losses or that full principal would not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell, and it is more likely than not that it will not be required to sell these securities before the recovery of their amortized cost basis.

NOTE 3. LOANS

	June 30,		December 31,
(dollars in thousands)	2014		2013
Commercial and industrial loans:
Working capital lines of credit loans	$ 509,725	19.1%	$ 457,690	18.0%
Non-working capital loans	526,221	19.7	443,877	17.5
Total commercial and industrial loans	1,035,946	38.7	901,567	35.6

Commercial real estate and multi-family residential loans:
Construction and land development loans	166,671	6.2	157,630	6.2
Owner occupied loans	385,706	14.4	370,386	14.6
Nonowner occupied loans	406,691	15.2	394,748	15.6
Multifamily loans	58,955	2.2	63,443	2.5
Total commercial real estate and multi-family residential loans	1,018,023	38.1	986,207	38.9

Agri-business and agricultural loans:
Loans secured by farmland	122,515	4.6	133,458	5.3
Loans for agricultural production	90,164	3.4	120,571	4.8
Total agri-business and agricultural loans	212,679	8.0	254,029	10.0

Other commercial loans	72,097	2.7	70,770	2.8
Total commercial loans	2,338,745	87.5	2,212,573	87.3

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	138,773	5.2	125,444	4.9
Open end and junior lien loans	145,330	5.4	146,946	5.8
Residential construction and land development loans	7,114	0.3	4,640	0.2
Total consumer 1-4 family mortgage loans	291,217	10.9	277,030	10.9

Other consumer loans	43,907	1.6	46,125	1.8
Total consumer loans	335,124	12.5	323,155	12.7
Subtotal	2,673,869	100.0%	2,535,728	100.0%
Less: Allowance for loan losses	(45,605)		(48,797)
Net deferred loan fees	(542)		(630)
Loans, net	$ 2,627,722		$ 2,486,301

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended June 30, 2014 and 2013:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
June 30, 2014
Beginning balance	$ 21,730	$ 15,648	$ 1,408	$ 249	$ 3,064	$ 549	$ 3,489	$ 46,137
Provision for loan losses	(343)	329	(10)	(15)	276	(56)	(181)	0
Loans charged-off	(483)	(22)	0	0	(107)	(43)	0	(655)
Recoveries	18	20	6	0	42	37	0	123
Net loans charged-off	(465)	(2)	6	0	(65)	(6)	0	(532)
Ending balance	$ 20,922	$ 15,975	$ 1,404	$ 234	$ 3,275	$ 487	$ 3,308	$ 45,605

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
June 30, 2013
Beginning balance	$ 22,113	$ 20,420	$ 1,263	$ 223	$ 2,866	$ 558	$ 3,375	$ 50,818
Provision for loan losses	(348)	(336)	452	41	30	69	92	0
Loans charged-off	(10)	0	(200)	0	(81)	(78)	0	(369)
Recoveries	124	14	2	0	8	38	0	186
Net loans charged-off	114	14	(198)	0	(73)	(40)	0	(183)
Ending balance	$ 21,879	$ 20,098	$ 1,517	$ 264	$ 2,823	$ 587	$ 3,467	$ 50,635

The following tables present the activity in the allowance for loan losses by portfolio segment for the six-month periods ended June 30, 2014 and 2013:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
June 30, 2014
Beginning balance	$ 21,005	$ 18,556	$ 1,682	$ 391	$ 3,046	$ 608	$ 3,509	$ 48,797
Provision for loan losses	377	(59)	(289)	(157)	408	(79)	(201)	0
Loans charged-off	(513)	(2,553)	0	0	(222)	(118)	0	(3,406)
Recoveries	53	31	11	0	43	76	0	214
Net loans charged-off	(460)	(2,522)	11	0	(179)	(42)	0	(3,192)
Ending balance	$ 20,922	$ 15,975	$ 1,404	$ 234	$ 3,275	$ 487	$ 3,308	$ 45,605

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
June 30, 2013
Beginning balance	$ 22,342	$ 20,812	$ 1,403	$ 240	$ 2,682	$ 609	$ 3,357	$ 51,445
Provision for loan losses	(707)	(83)	310	24	300	46	110	0
Loans charged-off	(143)	(906)	(200)	0	(189)	(137)	0	(1,575)
Recoveries	387	275	4	0	30	69	0	765
Net loans charged-off	244	(631)	(196)	0	(159)	(68)	0	(810)
Ending balance	$ 21,879	$ 20,098	$ 1,517	$ 264	$ 2,823	$ 587	$ 3,467	$ 50,635

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2014 and December 31, 2013:

Commercial
Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
June 30, 2014
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 3,297	$ 2,027	$ 26	$ 0	$ 511	$ 26	$ 0	$ 5,887
Collectively evaluated for impairment	17,625	13,948	1,378	234	2,764	461	3,308	39,718
Total ending allowance balance	$ 20,922	$ 15,975	$ 1,404	$ 234	$ 3,275	$ 487	$ 3,308	$ 45,605

Loans:
Loans individually evaluated for impairment	$ 15,548	$ 12,277	$ 488	$ 0	$ 3,668	$ 76	$ 0	$ 32,057
Loans collectively evaluated for impairment	1,020,632	1,004,451	212,286	72,095	288,035	43,771	0	2,641,270
Total ending loans balance	$ 1,036,180	$ 1,016,728	$ 212,774	$ 72,095	$ 291,703	$ 43,847	$ 0	$ 2,673,327

Commercial
Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2013
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 4,144	$ 4,598	$ 38	$ 0	$ 479	$ 57	$ 0	$ 9,316
Collectively evaluated for impairment	16,861	13,959	1,644	391	2,566	551	3,509	39,481
Total ending allowance balance	$ 21,005	$ 18,557	$ 1,682	$ 391	$ 3,045	$ 608	$ 3,509	$ 48,797

Loans:
Loans individually evaluated for impairment	$ 16,196	$ 22,204	$ 1,114	$ 0	$ 3,594	$ 119	$ 0	$ 43,227
Loans collectively evaluated for impairment	885,651	962,673	253,011	70,766	273,812	45,958	0	2,491,871
Total ending loans balance	$ 901,847	$ 984,877	$ 254,125	$ 70,766	$ 277,406	$ 46,077	$ 0	$ 2,535,098

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2014:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 529	$ 244	$ 0
Non-working capital loans	38	38	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	0
Owner occupied loans	345	165	0
Nonowner occupied loans	337	337	0
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	0	0	0
Loans for ag production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	687	688	0
Open end and junior lien loans	156	156	0
Residential construction loans	139	139	0
Other consumer loans	2	2	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,548	1,547	526
Non-working capital loans	17,276	13,719	2,771
Commercial real estate and multi-family residential loans:
Construction and land development loans	2,717	2,717	696
Owner occupied loans	1,945	1,905	454
Nonowner occupied loans	7,786	7,153	877
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	987	488	26
Loans for agricultural production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,713	2,627	501
Open end and junior lien loans	58	58	10
Residential construction loans	0	0	0
Other consumer loans	74	74	26
Total	$ 37,337	$ 32,057	$ 5,887

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 63	$ 63	$ 0
Commercial real estate and multi-family residential loans:
Owner occupied loans	377	196	0
Agri-business and agricultural loans:
Loans secured by farmland	604	604	0
Other commercial loans
Consumer 1-4 family loans:
Closed end first mortgage loans	688	689	0
Open end and junior lien loans	81	81	0
Residential construction loans	150	150	0
Other consumer loans	1	1	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,251	2,641	984
Non-working capital loans	15,345	13,492	3,160
Commercial real estate and multi-family residential loans:
Construction and land development loans	2,795	2,795	585
Owner occupied loans	5,553	4,681	723
Nonowner occupied loans	15,163	14,532	3,290
Agri-business and agricultural loans:
Loans secured by farmland	1,008	510	38
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,469	2,463	442
Open end and junior lien loans	211	211	37
Other consumer loans	118	118	57
Total	$ 50,877	$ 43,227	$ 9,316

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended June 30, 2014:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 462	$ 0	$ 1
Non-working capital loans	124	0	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	0
Owner occupied loans	168	0	0
Nonowner occupied loans	344	0	0
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	0	0	0
Loans for ag production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	688	0	0
Open end and junior lien loans	157	0	0
Residential construction loans	141	0	0
Other consumer loans	3	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,549	21	16
Non-working capital loans	13,898	134	136
Commercial real estate and multi-family residential loans:
Construction and land development loans	2,695	15	16
Owner occupied loans	1,921	6	0
Nonowner occupied loans	7,218	35	35
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	616	0	0
Loans for agricultural production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,736	17	17
Open end and junior lien loans	29	0	0
Residential construction loans	0	0	0
Other consumer loans	82	0	0
Total	$ 32,831	$ 228	$ 221

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended June 30, 2013:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 65	$ 0	$ 0
Non-working capital loans	0	0	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	543	0	0
Agri-business and agricultural loans:
Loans secured by farmland	440	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	49	0	0
Open end and junior lien loans	0	0	0
Other consumer loans	1	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,898	14	14
Non-working capital loans	13,815	136	139
Commercial real estate and multi-family residential loans:
Construction and land development loans	4,203	7	(5)
Owner occupied loans	2,768	39	45
Nonowner occupied loans	19,399	84	85
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	391	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,537	23	18
Open end and junior lien loans	58	0	0
Other consumer loans	79	1	1
Total	$ 47,246	$ 304	$ 297

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of and for the six-month period ended June 30, 2014:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 287	$ 1	$ 1
Non-working capital loans	62	0	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	0
Owner occupied loans	243	0	0
Nonowner occupied loans	349	0	0
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	196	0	0
Loans for ag production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	689	0	0
Open end and junior lien loans	113	0	0
Residential construction loans	144	0	0
Other consumer loans	2	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,000	33	29
Non-working capital loans	13,840	260	262
Commercial real estate and multi-family residential loans:
Construction and land development loans	2,663	30	31
Owner occupied loans	2,816	19	14
Nonowner occupied loans	9,526	69	69
Multifamily loans	0	0	0
Agri-business and agricultural loans:	0
Loans secured by farmland	559	0	0
Loans for agricultural production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family mortgage loans:	0
Closed end first mortgage loans	2,835	33	36
Open end and junior lien loans	73	0	0
Residential construction loans	0	0	0
Other consumer loans	87	0	0
Total	$ 36,484	$ 445	$ 442

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of and for the six-month period ended June 30, 2013:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 65	$ 0	$ 0
Non-working capital loans	17	0	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	555	0	0
Agri-business and agricultural loans:
Loans secured by farmland	481	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	54	0	0
Open end and junior lien loans	21	0	0
Other consumer loans	1	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	3,034	27	27
Non-working capital loans	14,114	271	276
Commercial real estate and multi-family residential loans:
Construction and land development loans	4,366	52	47
Owner occupied loans	3,534	68	76
Nonowner occupied loans	21,849	168	172
Multifamily loans	96	0	0
Agri-business and agricultural loans:
Loans secured by farmland	359	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,518	23	37
Open end and junior lien loans	49	0	0
Other consumer loans	80	1	1
Total	$ 51,193	$ 610	$ 636

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2014 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$ 508,829	$ 631	$ 0	$ 470	$ 1,101	$ 509,930
Non-working capital loans	521,756	374	0	4,120	4,494	526,250
Commercial real estate and multi-family
residential loans:
Construction and land development loans	165,660	0	0	535	535	166,195
Owner occupied loans	383,356	0	0	2,070	2,070	385,426
Nonowner occupied loans	401,446	64	0	4,718	4,782	406,228
Multifamily loans	58,879	0	0	0	0	58,879
Agri-business and agricultural loans:
Loans secured by farmland	122,035	0	0	488	488	122,523
Loans for agricultural production	90,251	0	0	0	0	90,251
Other commercial loans	72,095	0	0	0	0	72,095
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	135,906	1,347	0	1,253	2,600	138,506
Open end and junior lien loans	145,506	372	4	214	590	146,096
Residential construction loans	6,962	0	0	139	139	7,101
Other consumer loans	43,522	261	0	64	325	43,847
Total	$ 2,656,203	$ 3,049	$ 4	$ 14,071	$ 17,124	$ 2,673,327

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$ 456,136	$ 0	$ 0	$ 1,819	$ 1,819	$ 457,955
Non-working capital loans	440,050	46	0	3,796	3,842	443,892
Commercial real estate and multi-family
residential loans:
Construction and land development loans	156,594	0	0	544	544	157,138
Owner occupied loans	366,955	0	0	3,156	3,156	370,111
Nonowner occupied loans	382,478	0	0	11,758	11,758	394,236
Multifamily loans	63,392	0	0	0	0	63,392
Agri-business and agricultural loans:
Loans secured by farmland	132,347	0	0	1,113	1,113	133,460
Loans for agricultural production	120,665	0	0	0	0	120,665
Other commercial loans	70,766	0	0	0	0	70,766
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	122,370	1,645	0	1,165	2,810	125,180
Open end and junior lien loans	147,123	135	46	291	472	147,595
Residential construction loans	4,481	0	0	150	150	4,631
Other consumer loans	45,826	145	0	106	251	46,077
Total	$ 2,509,183	$ 1,971	$ 46	$ 23,898	$ 25,915	$ 2,535,098

The recorded investment in loans does not include accrued interest.

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $4.8 million and $8.3 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2014 and December 31, 2013. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	June 30,	December 31,
(dollars in thousands)	2014	2013
Accruing troubled debt restructured loans	$ 15,607	$ 17,714
Nonaccrual troubled debt restructured loans	10,349	18,531
Total troubled debt restructured loans	$ 25,956	$ 36,245

No loans were modified as troubled debt restructurings during the second quarter of 2014.

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the six-months ending June 30, 2014:

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

For the three month period ending June 30, 2014, the commercial and industrial troubled debt restructurings described above increased the allowance for loan losses by $36,000 and the commercial real estate and multi-family residential loan troubled debt restructuring described above increased the allowance for loan losses by $8,000.  For the six month period ending June 30, 2014, the commercial and industrial troubled debt restructurings described above increased the allowance for loan losses by $137,000 and the commercial real estate and multi-family residential loan troubled debt restructuring described above increased the allowance for loan losses by $2,000.

No charge-offs resulted from any of the troubled debt restructurings described above during the three-month and six-month periods ending June 30, 2014.

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

During the quarter ending March 31, 2013, loans totaling $1.8 million were modified as troubled debt restructured loans. The modified terms of the loans included reductions in the interest rates to rates that would not be readily available in the marketplace for borrowers with a similar risk profile and modifications of the repayment terms. These restructured loans were provided to related borrowers who are engaged in land development.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ending June 30, 2013:

	All Modifications			Interest Rate Reductions
		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Interest at	Interest at
	Number of	Recorded	Recorded	Number of	Pre-Modification	Post-Modification
(dollars in thousands)	Loans	Investment	Investment	Loans	Rate	Rate
Troubled Debt Restructurings
Consumer 1-4 family loans:
Closed end first mortgage loans	4	317	328	2	142	158
Total	4	$ 317	$ 328	2	$ 142	$ 158

	Principal and Interest Forgiveness
	Number of	Principal at	Principal at	Pre-Modification	Post-Modification
(dollars in thousands)	Loans	Pre-Modification	Post-Modification	Rate	Rate
Troubled Debt Restructurings
Consumer 1-4 family loans:
Closed end first mortgage loans	2	156	161	164	149
Total	2	$ 156	$ 161	$ 164	$ 149

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ending June 30, 2013:

	All Modifications			Interest Rate Reductions
		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Interest at	Interest at
	Number of	Recorded	Recorded	Number of	Pre-Modification	Post-Modification
(dollars in thousands)	Loans	Investment	Investment	Loans	Rate	Rate
Troubled Debt Restructurings
Commercial real estate and
multi-family residential loans:
Construction and land development loans	6	$ 2,198	$ 2,198	6	$ 85	$ 63
Consumer 1-4 family loans:
Closed end first mortgage loans	4	317	328	2	142	158
Total	10	$ 2,515	$ 2,526	8	$ 227	$ 221

	Principal and Interest Forgiveness
	Number of	Principal at	Principal at	Pre-Modification	Post-Modification
(dollars in thousands)	Loans	Pre-Modification	Post-Modification	Rate	Rate
Troubled Debt Restructurings
Commercial real estate and
multi-family residential loans:
Construction and land development loans	0	$ 0	$ 0	$ 0	$ 0
Consumer 1-4 family loans:
Closed end first mortgage loans	2	156	161	164	149
Total	2	$ 156	$ 161	$ 164	$ 149

For the three-month period ending June 30, 2013, the commercial real estate and multi-family residential loan troubled debt restructuring described above decreased the allowance for loan losses by $86,000 and the consumer 1-4 family loan troubled debt restructurings described above increased the allowance for loan losses by $42,000.

For the six-month period ending June 30, 2013, the commercial real estate and multi-family residential loan troubled debt restructurings described above decreased the allowance for loan losses by $373,000 and the consumer 1-4 family loan troubled debt restructurings described above increased the allowance for loan losses by $65,000.

The troubled debt restructurings described above had charge-offs of $0 and $365,000, respectively, during the three-month and six-month periods ending June 30, 2013.

There were no troubled debt restructurings which had payment defaults within the twelve months following modification during the six months ended June 30, 2014.  The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification which occurred during the three month and six month periods ending June 30, 2013:

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as Not Rated are consumer loans included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of June 30, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$ 480,081	$ 17,243	$ 12,606	$ 0	$ 0	$ 509,930
Non-working capital loans	474,237	29,215	20,388	0	2,410	526,250
Commercial real estate and multi-
family residential loans:
Construction and land development loans	157,694	640	7,861	0	0	166,195
Owner occupied loans	350,560	23,183	11,683	0	0	385,426
Nonowner occupied loans	386,519	13,549	6,160	0	0	406,228
Multifamily loans	58,879	0	0	0	0	58,879
Agri-business and agricultural loans:
Loans secured by farmland	121,814	0	694	0	15	122,523
Loans for agricultural production	90,251	0	0	0	0	90,251
Other commercial loans	72,091	0	0	0	4	72,095
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	38,026	65	2,226	0	98,189	138,506
Open end and junior lien loans	9,462	2,240	0	0	134,394	146,096
Residential construction loans	0	0	0	0	7,101	7,101
Other consumer loans	9,191	512	78	0	34,066	43,847
Total	$ 2,248,805	$ 86,647	$ 61,696	$ 0	$ 276,179	$ 2,673,327

The recorded investment in loans does not include accrued interest.

As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$ 431,069	$ 15,212	$ 11,674	$ 0	$ 0	$ 457,955
Non-working capital loans	384,415	37,727	19,659	0	2,091	443,892
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	148,338	763	8,037	0	0	157,138
Owner occupied loans	333,795	23,687	12,629	0	0	370,111
Nonowner occupied loans	367,108	9,180	17,948	0	0	394,236
Multifamily loans	63,392	0	0	0	0	63,392
Agri-business and agricultural loans:
Loans secured by farmland	132,331	0	1,113	0	16	133,460
Loans for agricultural production	120,665	0	0	0	0	120,665
Other commercial loans	70,766	0	0	0	0	70,766
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	29,092	0	2,316	0	93,772	125,180
Open end and junior lien loans	8,291	1,863	0	0	137,441	147,595
Residential construction loans	0	0	0	0	4,631	4,631
Other consumer loans	10,722	416	291	0	34,648	46,077
Total	$ 2,099,984	$ 88,848	$ 73,667	$ 0	$ 272,599	$ 2,535,098

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

Mortgage servicing rights:  As of June 30, 2014 the fair value of the Company’s Level 3 servicing assets for residential mortgage loans was $3.2 million, none of which are currently impaired and therefore are carried at amortized cost.  These residential mortgage loans have a weighted average interest rate of 4.10%, a weighted average maturity of 19 years and are secured by homes generally within the Company’s market area, which is primarily Northern Indiana.  A valuation model is used to estimate fair value, which is based on an income approach.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.  The most significant assumption used to value mortgage servicing rights is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment rates.  The most significant unobservable assumption is the discount rate.  At June 30, 2014, the constant prepayment speed (PSA) used was 199 and the discount rate used was 9.4%.  At December 31, 2013, the PSA used was 185 and the discount rate used was 9.4%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2014
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,006	$ 0	$ 0	$ 1,006
Mortgage-backed securities	0	374,578	0	374,578
State and municipal securities	0	99,364	914	100,278
Total Securities	1,006	473,942	914	475,862
Mortgage banking derivative	0	183	0	183
Interest rate swap derivative	0	916	0	916
Total assets	$ 1,006	$ 475,041	$ 914	$ 476,961

Liabilities
Mortgage banking derivative	0	30	0	30
Interest rate swap derivative	0	930	0	930
Total liabilities	$ 0	$ 960	$ 0	$ 960

	December 31, 2013
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,017	$ 0	$ 0	$ 1,017
Mortgage-backed securities	0	371,977	0	371,977
State and municipal securities	0	94,998	975	95,973
Total securities	1,017	466,975	975	468,967
Mortgage banking derivative	0	142	0	142
Interest rate swap derivative	0	627	0	627
Total assets	$ 1,017	$ 467,744	$ 975	$ 469,736

Liabilities
Mortgage banking derivative	0	2	0	2
Interest rate swap derivative	0	592	0	592
Total liabilities	$ 0	$ 594	$ 0	$ 594

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2014 and there were no transfers between Level 1 and Level 2 during 2013.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 and 2013:

	Non-Agency Residential
	Mortgage-Backed Securities		State and Municipal Securities
(dollars in thousands)	2014	2013	2014	2013
Balance of recurring Level 3 assets at January 1	$ 0	$ 2,859	$ 975	$ 988
Transfers into Level 3	0	3,334	0	0
Changes in fair value of securities
included in other comprehensive income	0	(52)	24	(9)
Principal payments	0	(749)	(85)	0
Balance of recurring Level 3 assets at June 30	$ 0	$ 5,392	$ 914	$ 979

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

Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	6/30/2014	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 914	Price to type, par, call	Discount to benchmark index	0-7%
(2.72%)

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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	June 30, 2014
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 1,021	$ 1,021
Non-working capital loans	0	0	2,846	2,846
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	2,021	2,021
Owner occupied loans	0	0	1,451	1,451
Nonowner occupied loans	0	0	3,941	3,941
Agri-business and agricultural loans:
Loans secured by farmland	0	0	462	462
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	565	565
Open end and junior lien loans	0	0	48	48
Other consumer loans	0	0	37	37
Total impaired loans	$ 0	$ 0	$ 12,392	$ 12,392
Other real estate owned	0	0	263	263
Total assets	$ 0	$ 0	$ 12,655	$ 12,655

	December 31, 2013
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 920	$ 920
Non-working capital loans	0	0	3,097	3,097
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	2,210	2,210
Owner occupied loans	0	0	3,958	3,958
Nonowner occupied loans	0	0	8,938	8,938
Agri-business and agricultural loans:
Loans secured by farmland	0	0	472	472
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	409	409
Open end and junior lien loans	0	0	174	174
Other consumer loans	0	0	50	50
Total impaired loans	$ 0	$ 0	$ 20,228	$ 20,228
Other real estate owned	0	0	75	75
Total assets	$ 0	$ 0	$ 20,303	$ 20,303

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2014:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$ 3,867	Collateral based	Discount to reflect	37%	(2% - 58%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	7,413	Collateral based	Discount to reflect	18%	(2% - 63%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Agri-business and agricultural	462	Collateral based	Discount to reflect	5%	(2% - 10%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Consumer 1-4 family mortgage	613	Collateral based	Discount to reflect	26%	(5% - 77%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Other consumer	37	Collateral based	Discount to reflect	39%	(31% - 46%)
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	263	Appraisals	Discount to reflect	30%	(18% - 49%)
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
			current market conditions
			and ultimate collectability

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $16.5 million, with a valuation allowance of $4.1 million at June 30, 2014, resulting in a net recovery in the provision for loan losses of $100,000 and $2.2 million, respectively, in the three months and six months ended June 30, 2014.  At June 30, 2013, impaired loans had a gross carrying amount of $30.3 million, with a valuation allowance of $7.5 million, resulting in a net recovery in the provision for loan losses of $200,000 and $2.5 million, respectively, for the three months and six months ended June 30, 2013.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $263,000 at June 30, 2014, which is made up of the outstanding balance of $376,000, net of a valuation allowance of $113,000, resulting in an additional provision of $41,000 during the three months and six months ended June 30, 2014.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	June 30, 2014
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 160,402	$ 160,402	$ 0	$ 0	$ 160,402
Securities available for sale	475,862	1,006	473,942	914	475,862
Real estate mortgages held for sale	1,069	0	1,108	0	1,108
Loans, net	2,627,722	0	0	2,614,925	2,614,925
Federal Home Loan Bank stock	7,312	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	8,970	6	2,255	6,709	8,970
Financial Liabilities:
Certificates of deposit	(879,489)	0	(886,194)	0	(886,194)
All other deposits	(1,948,256)	(1,948,256)	0	0	(1,948,256)
Securities sold under agreements
to repurchase	(92,961)	0	(92,961)	0	(92,961)
Federal funds purchased	0	0	0	0	0
Other short-term borrowings	(110,000)	0	(109,997)	0	(109,997)
Long-term borrowings	(35)	0	(41)	0	(41)
Subordinated debentures	(30,928)	0	0	(31,227)	(31,227)
Standby letters of credit	(286)	0	0	(286)	(286)
Accrued interest payable	(2,996)	(109)	(2,884)	(3)	(2,996)

	December 31, 2013
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 63,105	$ 63,105	$ 0	$ 0	$ 63,105
Securities available for sale	468,967	1,017	466,975	975	468,967
Real estate mortgages held for sale	1,778	0	1,800	0	1,800
Loans, net	2,486,301	0	0	2,490,593	2,490,593
Federal Home Loan Bank stock	7,312	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	8,577	0	2,297	6,280	8,577
Financial Liabilities:
Certificates of deposit	(727,809)	0	(736,088)	0	(736,088)
All other deposits	(1,818,259)	(1,818,259)	0	0	(1,818,259)
Securities sold under agreements
to repurchase	(104,876)	0	(104,876)	0	(104,876)
Federal funds purchased	(11,000)	0	(11,000)	0	(11,000)
Other short-term borrowings	(146,000)	0	(146,002)	0	(146,002)
Long-term borrowings	(37)	0	(43)	0	(43)
Subordinated debentures	(30,928)	0	0	(31,217)	(31,217)
Standby letters of credit	(312)	0	0	(312)	(312)
Accrued interest payable	(2,918)	(125)	(2,790)	(3)	(2,918)

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and cash equivalents - The carrying amount of cash and cash equivalents approximate fair value and are classified as Level 1.

Loans, net – Fair values of loans, excluding loans held for sale, are estimated as follows:  For variable rate loans, fair values are based on carrying values resulting in a Level 3 classification.  Fair values for other loans are estimated using discounted cash flow analyses, using current market rates applied to the estimated life of the loan resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value as described previously.  The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

NOTE 6. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost:

	Six Months Ended June 30,				Three Months Ended June 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(dollars in thousands)	2014	2013	2014	2013	2014	2013	2014	2013
Interest cost	$ 60	$ 58	$ 25	$ 23	$ 30	$ 26	$ 13	$ 10
Expected return on plan assets	(63)	(60)	(36)	(37)	(32)	(25)	(18)	(18)
Recognized net actuarial (gain) loss	59	75	40	46	30	41	20	25
Net pension expense (benefit)	$ 56	$ 73	$ 29	$ 32	$ 28	$ 42	$ 15	$ 17

The Company previously disclosed in its financial statements for the year ended December 31, 2013 that it expected to contribute $207,000 to its pension plan and $4,000 to its Supplemental Executive Retirement Plan (“SERP”) in 2014.  The Company has contributed $69,000 to its pension plan and $4,000 to its SERP as of June 30, 2014.  The Company expects to contribute $138,000 to its pension plan during the remainder of 2014.  The Company does not expect to make any additional contributions to its SERP during the remainder of 2014.

NOTE 7. OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at June 30, 2014 and December 31, 2013.

June 30, 2014
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net
Assets
Interest rate swap derivatives	$ 916	$ 0	$ 916	$ 0	$ 0	$ 916
Total assets	$ 916	$ 0	$ 916	$ 0	$ 0	$ 916
Liabilities
Interest rate swap derivatives	$ 930	$ 0	$ 930	$ 0	$ 0	$ 930
Repurchase agreements	92,961	0	92,961	(92,961)	0	0
Total liabilities	$ 93,891	$ 0	$ 93,891	$ (92,961)	$ 0	$ 930

December 31, 2013
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest rate swap derivatives	$ 627	$ 0	$ 627	$ 0	$ (260)	$ 367
Total assets	$ 627	$ 0	$ 627	$ 0	$ (260)	$ 367
Liabilities
Interest rate swap derivatives	$ 592	$ 0	$ 592	$ 0	$ 0	$ 592
Repurchase agreements	104,876	0	104,876	(104,876)	0	0
Total liabilities	$ 105,468	$ 0	$ 105,468	$ (104,876)	$ 0	$ 592

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average shares outstanding for basic earnings per common share	16,536,112	16,425,382	16,524,079	16,411,695
Dilutive effect of stock options, awards and warrants	202,957	121,165	205,400	112,555
Weighted average shares outstanding for diluted earnings per common share	16,739,069	16,546,547	16,729,479	16,524,250

Basic earnings per common share	$ 0.68	$ 0.56	$ 1.28	$ 1.13
Diluted earnings per common share	$ 0.68	$ 0.56	$ 1.27	$ 1.12

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the six months ended June 30, 2014 and the year ended December 31, 2013:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2013	$ (1,138)	$ (1,356)	$ (2,494)
Other comprehensive income before reclassification	5,760	31	5,791
Amounts reclassified from accumulated other comprehensive income (loss)	(4)	59	55
Net current period other comprehensive income	5,756	90	5,846
Balance at June 30, 2014	$ 4,618	$ (1,266)	$ 3,352

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2012	$ 7,517	$ (1,828)	$ 5,689
Other comprehensive income before reclassification	(8,591)	327	(8,264)
Amounts reclassified from accumulated other comprehensive income (loss)	(64)	145	81
Net current period other comprehensive income	(8,655)	472	(8,183)
Balance at December 31, 2013	$ (1,138)	$ (1,356)	$ (2,494)

Reclassifications out of accumulated comprehensive income for the three months ended June 30, 2014 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented
(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$ 4	Net securities gains (losses)
Tax effect	0	Income tax expense
	4	Net of tax
Amortization of defined benefit pension items(1)	(50)	Salaries and employee benefits
Tax effect	21	Income tax expense
	(29)	Net of tax
Total reclassifications for the period	$ (25)	Net of tax

Reclassifications out of accumulated comprehensive income for the three months ended June 30, 2013 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented
(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$ 0	Net securities gains (losses)
Tax effect	0	Income tax expense
	0	Net of tax
Amortization of defined benefit pension items(1)	(66)	Salaries and employee benefits
Tax effect	27	Income tax expense
	(39)	Net of tax
Total reclassifications for the period	$ (39)	Net of tax

Reclassifications out of accumulated comprehensive income for the six months ended June 30, 2014 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented
(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$ 4	Net securities gains (losses)
Tax effect	0	Income tax expense
	4	Net of tax
Amortization of defined benefit pension items(1)	(99)	Salaries and employee benefits
Tax effect	40	Income tax expense
	(59)	Net of tax
Total reclassifications for the period	$ (55)	Net of tax

Reclassifications out of accumulated comprehensive income for the six months ended June 30, 2013 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented
(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$ 1	Net securities gains (losses)
Tax effect	0	Income tax expense
	1	Net of tax
Amortization of defined benefit pension items(1)	(121)	Salaries and employee benefits
Tax effect	49	Income tax expense
	(72)	Net of tax
Total reclassifications for the period	$ (71)	Net of tax

NOTE 10.  NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Management is evaluating the impact of adopting this new accounting standard on our financial statements.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

OVERVIEW

Net income in the first six months of 2014 was $21.2 million, up 14.8% from $18.5 million for the comparable period of 2013.  Diluted income per common share was $1.27 in the first six months of 2014, up 13.4% from $1.12 in the comparable period of 2013.  Return on average total assets was 1.32% in the first six months of 2014 versus 1.26% in the comparable period of 2013.  The equity to average assets ratio was 10.23% in the first six months of 2014 versus 10.34% in the comparable period of 2013.

Net income in the second quarter of 2014 was $11.3 million, up 22.5% from $9.2 million for the comparable period of 2013.  Diluted income per common share was $0.68 in the second quarter of 2014, up 21.4% from $0.56 in the comparable period of 2013.  Return on average total assets was 1.37% in the second quarter of 2014 versus 1.24% in the comparable period of 2013.  The equity to average assets ratio was 10.18% in the second quarter of 2014 versus 10.38% in the comparable period of 2013.

Total assets were $3.419 billion as of June 30, 2014 versus $3.176 billion as of December 31, 2013, an increase of $243.3 million, or 7.7%. This increase was primarily due to a $138.2 million increase in total loans.

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

RESULTS OF OPERATIONS

Overview

Selected income statement information for the three months and six months ended June 30, 2014 and 2013 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Income Statement Summary:
Net interest income	$ 25,554	$ 21,912	$ 50,234	$ 43,169
Provision for loan losses	0	0	0	0
Noninterest income	7,592	7,569	15,019	15,050
Noninterest expense	16,084	15,091	32,874	29,984
Other Data:
Efficiency ratio	48.53%	51.19%	50.38%	51.50%
Dilutive EPS	$ 0.68	$ 0.56	$ 1.27	$ 1.12
Tangible capital ratio	9.96%	10.25%	9.96%	10.25%
Net charge-offs to average loans	0.08%	0.03%	0.25%	0.07%
Net interest margin	3.34%	3.20%	3.35%	3.19%
Noninterest income to total revenue	22.90%	25.67%	23.02%	25.85%

Net Income

Net income was $21.2 million in the first six months of 2014, an increase of $2.7 million, or 14.8%, versus net income of $18.5 million in the first six months of 2013. Net interest income increased $7.1 million, or 16.4%, to $50.2 million versus $43.2 million in the first six months of 2013. Net interest income increased primarily due to a 10.6% increase in average earning assets.  Significantly affecting average earning assets during 2014 was an increase of 16.0% in the commercial loan portfolio, which reflects our continuing strategic focus on commercial lending.  The net interest margin was 3.35% in the first six months of 2014 versus 3.19% in 2013. The higher margin reflected a decline in funding costs offset by lower yields on earning assets.

Net income was $11.3 million in the second quarter of 2014, an increase of $2.1 million, or 22.5%, versus net income of $9.2 million in the second quarter of 2013. Net interest income increased $3.6 million, or 16.6%, to $25.6 million versus $21.9 million in the second quarter of 2013. Net interest income increased primarily due to a 12.0% increase in average earning assets, driven by an increase of 17.1% in the commercial loan portfolio.  The net interest margin was 3.34% in the second quarter of 2014 versus 3.20% in 2013. The higher margin reflected a decline in funding costs offset by lower yields on earning assets.

Earnings for the first quarter of 2014 as well as the second quarter of 2013 were negatively impacted by non-cash provisions for state income tax expense of $431,000 and $465,000, respectively, which resulted from revaluations of the company’s state deferred tax items.  During both of the quarterly periods, the Indiana legislature approved new tax rates for financial institutions.  The tax rate, currently 8.0%, is scheduled to drop in phases to 4.9% for 2023.  This lower state tax rate going forward will reduce the benefit provided by the Company’s existing deferred tax items.  Excluding the effect of these non-cash adjustments, net income would have increased by 14.3% and 16.6%, respectively, for the six months and three months ended June 30, 2014 versus the comparable periods of 2013.

Net Interest Income

The following tables set forth consolidated information regarding average balances and rates:

	Six Months Ended June 30,
	2014			2013
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning assets
Loans:
Taxable (2)(3)	$ 2,581,465	$ 51,604	4.03%	$ 2,271,373	$ 48,874	4.34%
Tax exempt (1)	10,978	336	6.17	8,750	308	7.09
Investments: (1)
Available for sale	473,876	6,521	2.78	480,376	4,359	1.83
Short-term investments	5,368	2	0.08	7,291	3	0.08
Interest bearing deposits	4,297	17	0.80	14,214	33	0.47
Total earning assets	$ 3,075,984	$ 58,480	3.83%	$ 2,782,004	$ 53,577	3.88%
Less: Allowance for loan losses	(47,340)			(51,188)
Nonearning Assets
Cash and due from banks	72,766			86,994
Premises and equipment	39,712			34,645
Other nonearning assets	112,708			110,610
Total assets	$ 3,253,830			$ 2,963,065

Interest bearing liabilities
Savings deposits	$ 239,243	$ 265	0.22%	$ 223,625	$ 351	0.32%
Interest bearing checking accounts	1,146,784	2,255	0.40	1,020,736	3,058	0.60
Time deposits:
In denominations under $100,000	280,994	1,589	1.14	344,720	2,498	1.46
In denominations over $100,000	579,171	2,413	0.84	508,607	2,869	1.14
Miscellaneous short-term borrowings	159,113	255	0.32	124,279	203	0.33
Long-term borrowings and
subordinated debentures (4)	30,964	509	3.32	33,866	568	3.38
Total interest bearing liabilities	$ 2,436,269	$ 7,286	0.60%	$ 2,255,833	$ 9,547	0.85%
Noninterest bearing liabilities
Demand deposits	469,561			383,993
Other liabilities	14,984			16,899
Stockholders' equity	333,016			306,340
Total liabilities and stockholders' equity	$ 3,253,830			$ 2,963,065

Interest Margin Recap
Interest income/average earning assets		58,480	3.83		53,577	3.88
Interest expense/average earning assets		7,286	0.48		9,547	0.69
Net interest income and margin		$ 51,194	3.35%		$ 44,030	3.19%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2014 and 2013. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the six months ended June 30, 2014 and 2013, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

	Three Months Ended June 30,
	2014			2013
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning assets
Loans:
Taxable (2)(3)	$ 2,632,012	$ 26,270	4.00%	$ 2,295,787	$ 24,388	4.26%
Tax exempt (1)	13,660	187	5.50	8,684	153	7.08
Investments: (1)
Available for sale	474,561	3,266	2.76	482,628	2,311	1.92
Short-term investments	5,257	1	0.08	5,446	1	0.07
Interest bearing deposits	4,438	10	0.90	3,380	11	1.31
Total earning assets	$ 3,129,928	$ 29,734	3.81%	$ 2,795,925	$ 26,864	3.85%
Less: Allowance for loan losses	(46,101)			(50,736)
Nonearning Assets
Cash and due from banks	83,670			91,725
Premises and equipment	39,795			34,574
Other nonearning assets	112,503			110,662
Total assets	$ 3,319,795			$ 2,982,150

Interest bearing liabilities
Savings deposits	$ 236,358	$ 131	0.22%	$ 230,348	$ 179	0.31%
Interest bearing checking accounts	1,193,073	1,193	0.40	1,041,918	1,418	0.55
Time deposits:
In denominations under $100,000	276,571	766	1.11	337,016	1,198	1.43
In denominations over $100,000	606,747	1,245	0.82	493,642	1,344	1.09
Miscellaneous short-term borrowings	147,620	104	0.28	134,341	112	0.33
Long-term borrowings and
subordinated debentures (4)	30,963	257	3.33	30,965	261	3.38
Total interest bearing liabilities	$ 2,491,332	$ 3,696	0.60%	$ 2,268,230	$ 4,512	0.80%
Noninterest bearing liabilities
Demand deposits	475,394			387,191
Other liabilities	15,150			17,312
Stockholders' equity	337,919			309,417
Total liabilities and stockholders' equity	$ 3,319,795			$ 2,982,150

Interest Margin Recap
Interest income/average earning assets		29,734	3.81		26,864	3.85
Interest expense/average earning assets		3,696	0.47		4,512	0.65
Net interest income and margin		$ 26,038	3.34%		$ 22,352	3.20%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2014 and 2013. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended June 30, 2014 and 2013, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

Net interest income increased $7.1 million, or 16.4%, for the six months ended June 30, 2014 compared with the first six months of 2013. The increased level of net interest income during the first six months of 2014 compared with the first six months of 2013 was largely driven by an increase in net earning assets as well as a deceleration in the amortization of premiums on agency mortgage-backed securities.  The deceleration was primarily the result of rising long-term mortgage interest rates which have reduced prepayments in the loans underlying the securities.  In addition, the Company’s cost of funds decreased by 21 basis points during the first six months of 2014 compared to the first six months of 2013.  The tax equivalent net interest margin was 3.35% for the first six months of 2014 compared to 3.19% during the first six months of 2013.  The yield on earning assets totaled 3.83% during the six months ended June 30, 2014 compared to 3.88% in the same period of 2013 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.48% during the first six months of 2014 compared to 0.69% in the same period of 2013.  Net interest income increased $3.6 million, or 16.6%, for the second quarter of 2014 compared to the second quarter of 2013.  The increase was driven by an increase in net earning assets.  In addition, the Company’s cost of funds decreased by 18 basis points during the second quarter of 2014 compared to the second quarter of 2013.  The tax equivalent net interest margin was 3.34% for the second quarter of 2014 compared to 3.20% during the second quarter of 2013.

The decline in the Company’s cost of funds during the six month and three month periods ended June 30, 2014, compared to the same periods in 2013 was largely driven by a continued decline in deposit rates as well as increases in average noninterest bearing demand deposits.

Average earning assets increased by $294.0 million for the six months ended June 30, 2014 compared with the same period of 2013.  Average loans outstanding increased $312.3 million during the six months ended June 30, 2014 compared with the first six months of 2013, with most of the growth being in commercial loans.  The average securities portfolio decreased $6.5 million in the six months ended June 30, 2014 compared with the first six months of 2013.  Average earning assets increased by $334.0 million for the second quarter of 2014 compared with the same period of 2013.  Average loans outstanding increased $341.2 million during the second quarter of 2014 compared with the second quarter of 2013, with most of the growth being in commercial loans.  The average securities portfolio decreased $8.1 million in the second quarter 2014 compared with the second quarter of 2013.

Provision for Loan Losses

No provisions for loan loss expense were recorded during the six month and three month periods ended June 30, 2014 and 2013.  The allowance for loan losses represented 1.71% of the loan portfolio, versus 1.92% at December 31, 2013 and 2.17% at June 30, 2013.  Factors impacting the decision not to record a provision in the first six months of 2014 included the stabilization or improvement in key loan quality metrics including strong reserve coverage of nonperforming loans, a decrease in historical loss percentages, continuing signs of stabilization in economic conditions in the Company’s markets and sustained signs of improvement in borrower performance and future prospects. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

Noninterest income categories for the six-month and three-month periods ended June 30, 2014 and 2013 are shown in the following table:

	Six Months Ended
	June 30,
			Percent
(dollars in thousands)	2014	2013	Change
Wealth advisory fees	$ 2,016	$ 1,915	5.3%
Investment brokerage fees	2,040	1,946	4.8
Service charges on deposit accounts	4,499	4,223	6.5
Loan, insurance and service fees	3,215	3,268	(1.6)
Merchant card fee income	730	569	28.3
Bank owned life insurance	710	811	12.5
Other income	1,561	1,270	22.9
Mortgage banking income	244	1,047	(76.7)
Net securities gains (losses)	4	1	300.0
Total noninterest income	$ 15,019	$ 15,050	(0.2)%
Noninterest income to total revenue	23.0%	25.9%

	Three Months Ended
	June 30,
			Percent
(dollars in thousands)	2014	2013	Change
Wealth advisory fees	$ 977	$ 971	0.6%
Investment brokerage fees	923	997	(7.4)
Service charges on deposit accounts	2,348	2,252	4.3
Loan, insurance and service fees	1,757	1,812	(3.0)
Merchant card fee income	380	293	29.7
Bank owned life insurance	338	418	(19.1)
Other income	686	288	138.2
Mortgage banking income	179	538	(66.7)
Net securities gains (losses)	4	0	N/A
Total noninterest income	$ 7,592	$ 7,569	0.3%
Noninterest income to total revenue	22.9%	25.7%

The Company's noninterest income was virtually unchanged during the six month and three month periods ended June 30, 2014 compared to the same periods in 2013.  Noninterest income was negatively impacted by decreases in mortgage banking income, driven by lower production volumes due to higher long-term mortgage rates.  Loans originated for sale totaled $16.8 million and $9.8 million, respectively in the six month and three month periods ended June 30, 2014, versus $51.6 million and $22.2 million for the comparable periods of 2013.  Noninterest income was positively impacted by increases in service charges on deposit accounts driven by increases in account analysis service charges on commercial checking accounts, and increases in other income driven by higher interest rate swap fees.

Noninterest Expense

Noninterest expense categories for the six-month and three-month periods ended June 30, 2014 and 2013 are shown in the following table:

	Six Months Ended
	June 30,
			Percent
(dollars in thousands)	2014	2013	Change
Salaries and employee benefits	$ 19,454	$ 18,056	7.7%
Net occupancy expense	2,013	1,719	17.1
Equipment costs	1,534	1,263	21.5
Data processing fees and supplies	2,984	2,672	11.7
Corporate and business development	897	849	5.7
FDIC insurance and other regulatory fees	965	921	4.8
Professional fees	1,536	1,348	13.9
Other expense	3,491	3,156	10.6
Total noninterest expense	$ 32,874	$ 29,984	9.6%

	Three Months Ended
	June 30,
			Percent
(dollars in thousands)	2014	2013	Change
Salaries and employee benefits	$ 9,467	$ 8,891	6.5%
Net occupancy expense	903	873	3.4
Equipment costs	761	654	16.4
Data processing fees and supplies	1,493	1,379	8.3
Corporate and business development	481	443	8.6
FDIC insurance and other regulatory fees	488	458	6.6
Professional fees	736	753	(2.3)
Other expense	1,755	1,640	7.0
Total noninterest expense	$ 16,084	$ 15,091	6.6%

The Company’s noninterest expense increased $2.9 million and $993,000, respectively, in the six-month and three-month periods ended June 30, 2014 versus the same periods in 2013.  Salaries and employee benefits increased by $1.4 million and $576,000, respectively, driven by higher performance-based compensation costs, staff additions and normal merit increases.  Data processing fees increased by $312,000 and $114,000, respectively, due to a larger customer base as well as greater utilization of services from the Company’s core processor, which the Company expects will improve marketing and cross-selling initiatives.  Equipment costs increased $271,000 and $107,000, respectively, driven by higher depreciation expenses related to operating leases.  In addition, other expenses increased primarily due to higher advertising costs.  The Company’s efficiency ratio improved to 50.4% and 48.5%, respectively, for the six-month and three-month periods ended June 30, 2014 compared to 51.5% and 51.1% for the comparable periods in 2013.

Income Taxes

Income tax expense increased $1.4 million, or 14.4%, for the first six months of 2014, compared to the same period in 2013.  The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, was 34.5% during the first six months of 2014 and 2013.  The combined tax expense was 33.7% for the second quarter of 2014, compared to 35.8% for the second quarter of 2013.

FINANCIAL CONDITION

Overview

Total assets of the Company were $3.419 billion as of June 30, 2014, an increase of $243.3 million, or 7.7%, when compared to $3.176 billion as of December 31, 2013.  Total loans increased by $138.2 million, or 5.5%, to $2.673 billion at June 30, 2014 from $2.535 billion at December 31, 2013.  Funding for the loan growth came from a $281.7 million increase in deposits offset by a $58.9 million decrease in short-term borrowings.

Uses of Funds

Total Cash and Cash Equivalents

Total cash and cash equivalents increased by $97.3 million, or 154.2%, to $160.4 million at June 30, 2014, from $63.1 million at December 31, 2013.  The increase was primarily due to an $85 million short-term advance from the Federal Home Loan Bank of Indianapolis.  The advance was taken out on June 30, 2014 and the funds from the advance were deployed within a few business days following quarter end.

Investment Portfolio

The amortized cost and the fair value of securities as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury securities	$ 1,000	$ 1,006	$ 1,001	$ 1,017
Agency residential mortgage-backed securities	370,111	374,578	374,611	371,977
State and municipal securities	97,236	100,278	95,388	95,973
Total	$ 468,347	$ 475,862	$ 471,000	$ 468,967

At June 30, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity.

Purchases of securities available for sale totaled $29.5 million in the first six months of 2014.  Paydowns from prepayments and scheduled payments of $28.2 million were received in the first six months of 2014, and the amortization of premiums, net of the accretion of discounts, was $2.9 million. Maturities and calls of securities totaled $1.0 million in the first six months of 2014.  No other-than-temporary impairment was recognized in the first six months of 2014. The investment portfolio is managed to provide for an appropriate balance between, liquidity, credit risk and investment return and to limit the Company’s exposure to risk to an acceptable level.  The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds in the Volcker Rule.

Real Estate Mortgage Loans HFS

Real estate mortgage loans held-for-sale decreased by $709,000, or 39.9%, to $1.1 million at June 30, 2014, from $1.8 million at December 31, 2013.  The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market.  The Company generally sells all of the mortgage loans it originates on the secondary market.  Proceeds from sales totaled $17.9 million in the first six months of 2014.

Loan Portfolio

The loan portfolio by class as of June 30, 2014 and December 31, 2013 is summarized as follows:

					Current
	June 30,		December 31,		Period
(dollars in thousands)	2014		2013		Change
Commercial and industrial loans	$ 1,035,946	38.7%	$ 901,567	35.6%	$ 134,379
Commercial real estate and multi-family residential loans	1,018,023	38.1	986,207	38.9	31,816
Agri-business and agricultural loans	212,679	8.0	254,029	10.0	(41,350)
Other commercial loans	72,097	2.7	70,770	2.8	1,327
Consumer 1-4 family mortgage loans	291,217	10.9	277,030	10.9	14,187
Other consumer loans	43,907	1.6	46,125	1.8	(2,218)
Subtotal	2,673,869	100.0%	2,535,728	100.0%	138,141
Less: Allowance for loan losses	(45,605)		(48,797)		3,192
Net deferred loan fees	(542)		(630)		88
Loans, net	$ 2,627,722		$ 2,486,301		$ 141,421

Total loans, excluding real estate mortgage loans held for sale, increased by $138.1 million to $2.674 billion at June 30, 2014 from $2.536 billion at December 31, 2013.  The increase was concentrated in the commercial and commercial real estate categories and reflected the Company’s long standing strategic plan that is focused on expanding and growing the commercial lending business throughout our market areas.  The increase was partially offset by seasonal declines in agri-business loans.

The following table summarizes the Company’s non-performing assets as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
(dollars in thousands)	2014	2013
Nonaccrual loans including nonaccrual troubled debt restructured loans	$ 14,071	$ 23,898
Loans past due over 90 days and still accruing	4	46
Total nonperforming loans	$ 14,075	$ 23,944
Other real estate owned	1,136	469
Repossessions	5	12
Total nonperforming assets	$ 15,216	$ 24,425

Impaired loans including troubled debt restructurings	$ 32,049	$ 43,218

Nonperforming loans to total loans	0.53%	0.94%
Nonperforming assets to total assets	0.45%	0.77%

Performing troubled debt restructured loans	$ 15,607	$ 17,714
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	10,349	18,531
Total troubled debt restructured loans	$ 25,956	$ 36,245

Total nonperforming assets decreased by $9.2 million, or 37.7%, to $15.2 million during the six-month period ended June 30, 2014.  The decrease in nonperforming assets primarily resulted from the sale, to an independent party, of a single commercial relationship consisting of three loans totaling $6.7 million.  The three loans were accounted for as troubled debt restructurings.  The Company received proceeds of $4.3 million and recognized charge offs of $2.4 million as a result of the sale.  The amount charged-off had previously been reserved for by the Company.  In addition, one commercial credit of $1.4 million was removed from the impaired category due to improved performance.

Net charge-offs totaled $532,000 in the second quarter of 2014, versus net charge-offs of $183,000 during the second quarter of 2013 and net charge-offs of $2.7 million during the first quarter of 2014.

A loan is impaired when full payment under the original loan terms is not expected.  Impairment for smaller loans that are similar in nature and which are not in nonaccrual or troubled debt restructured status, such as residential mortgage, consumer, and credit card loans, is determined based on the class of loans and impairment is determined on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flow or at the fair value of collateral if repayment is expected solely from the collateral.

Total impaired loans decreased by $11.2 million, or 25.8%, to $32.0 million at June 30, 2014 from $43.2 million at December 31, 2013.  The decrease in the impaired loans category was primarily due to the sale proceeds received and charge offs recognized on a single commercial relationship consisting of three impaired loans totaling $6.7 million.  In addition, one commercial credit of $1.4 million was removed from the impaired category due to improved performance.

Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation of the loans by management, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors:  application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans:  Substandard, Doubtful and Loss. The regulations also contain a Special Mention category. Special Mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as Substandard, Doubtful or Loss but do possess credit deficiencies or potential weaknesses deserving management’s close attention. The Company’s policy is to establish a specific allowance for loan losses for any assets where management has identified conditions or circumstances that indicate an asset is impaired. If an asset or portion thereof is classified as a loss, the Company’s policy is to either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge-off such amount.

At June 30, 2014, the allowance for loan losses was 1.71% of total loans outstanding, versus 1.92% of total loans outstanding at December 31, 2013.  At June 30, 2014, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not continue to improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

As of June 30, 2014, on the basis of management’s review of the loan portfolio, the Company had 94 credits totaling $149.5 million on the classified loan list versus 98 credits totaling $165.1 million on December 31, 2013. As of June 30, 2014, the Company had $86.6 million of assets classified as Special Mention, $61.7 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $88.8 million, $73.7 million, $0 and $0, respectively at December 31, 2013.

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

The allowance for loan losses decreased 6.5%, or $3.2 million, from $48.8 million at December 31, 2013 to $45.6 million at June 30, 2014.  Pooled loan allocations increased from $39.5 million at December 31, 2013 to $39.7 million at June 30, 2014, which was due to an increase in pooled loan balances as well as management’s view of current credit quality and the current economic environment.  Impaired loan allocations decreased $3.4 million from $9.3 million at December 31, 2013 to $5.9 million at June 30, 2014.  This decrease in impaired allocations was primarily due to decreases in the allocations of existing impaired loans as well as reductions to the impaired loans category.  The unallocated component of the allowance for loan losses was $3.3 million at June 30, 2014 and $3.5 million at December 31, 2013.  While general trends in the overall economy and credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions.

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

Economic conditions in the Company’s markets have generally improved and stabilized, and management is cautiously optimistic that the recovery is positively impacting its borrowers.  The unemployment rate in Indiana of 5.8% is below the national rate of 6.2%.  In addition the unemployment rate of the Indiana counties we operate in has declined as compared to a year ago.  While unemployment figures have improved since a year ago, the labor participation rate remains lower than one year ago.  While the Company has seen indications of improved economic conditions in its markets, including commercial real estate activity and manufacturing growth, they are not wide spread or particularly strong improvements.  The Company’s continued growth strategy promotes diversification among industries as well as continued focus on enforcement of a strong credit environment and an aggressive position in loan work-out situations. Although the Company believes that historical industry-specific issues in the Company’s markets have improved, the economic environment impacting the Company’s entire geographic footprint will continue to present challenges

Sources of Funds

The following table summarizes deposits and borrowings as of June 30, 2014 and December 31, 2013:

			Current
	June 30,	December 31,	Period
(dollars in thousands)	2014	2013	Change
Non-interest bearing demand deposits	$ 506,771	$ 479,606	$ 27,165
Interest bearing demand, savings & money market accounts	1,441,484	1,338,653	102,831
Time deposits under $100,000	274,814	291,566	(16,752)
Time deposits of $100,000 or more	604,676	436,243	168,433
Total deposits	2,827,745	2,546,068	281,677
Short-term borrowings	202,961	261,876	(58,915)
Long-term borrowings	35	37	(2)
Subordinated debentures	30,928	30,928	0
Total borrowings	233,924	292,841	(58,917)
Total funding sources	$ 3,061,669	$ 2,838,909	$ 222,760

Deposits and Borrowings

Total deposits increased by $281.7 million, or 11.1%, from December 31, 2013.  The growth in deposits consisted of $170.1 million in core deposit growth and an increase of $111.6 million in brokered deposits.  Core deposit growth was concentrated in interest bearing transaction accounts, public fund certificates of deposit of $100,000 or more and money market accounts.  The increase in money market balances as well as a decline in time deposits under $100,000 was reflective of the ongoing low interest rate environment and consumers’ desire to keep funds in a more liquid short-term deposit vehicle, in anticipation of higher rates in the future.  Total brokered deposits were $141.4 million at June 30, 2014 compared to $29.8 million at December 31, 2013.  Total public funds deposits, including public funds transaction accounts, were $808.1 million at June 30, 2014 compared to $549.7 at December 31, 2013.

Total borrowings decreased by $58.9 million, or 20.1%, from December 31, 2013.  Most of the decrease was from a decrease in short-term advances from the Federal Home Loan Bank of Indianapolis, securities sold under agreements to repurchase and federal funds purchased.  The Company used wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to fund part of its loan growth and to help maintain its desired interest rate risk position.

Capital

As of June 30, 2014, total stockholders’ equity was $343.5 million, an increase of  $21.6 million, or 6.7%, from $321.9 million at December 31, 2013.  In addition to net income of $21.2 million, other significant changes in equity during the first six months of 2014 included $6.6 million of dividends paid. The accumulated other comprehensive income component of equity increased $5.8 million during the six months ended June 30, 2014, driven by changes in the fair values of available-for-sale securities.  The impact on equity by other comprehensive income is not included in regulatory capital.  The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The actual capital amounts and ratios of Lakeland Financial Corporation and Lake City Bank as of June 30, 2014 and December 31, 2013, are presented in the table below:

					Minimum Required to
			Minimum Required		Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014:
Total Capital (to Risk
Weighted Assets)
Consolidated	$ 400,513	14.12%	$ 226,997	8.00%	$ 283,747	10.00%
Bank	$ 389,318	13.76%	$ 226,347	8.00%	$ 282,934	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$ 364,919	12.86%	$ 113,499	4.00%	$ 170,248	6.00%
Bank	$ 353,825	12.51%	$ 113,174	4.00%	$ 169,760	6.00%
Tier I Capital (to Average Assets)
Consolidated	$ 364,919	11.01%	$ 132,583	4.00%	$ 165,729	5.00%
Bank	$ 353,825	10.72%	$ 132,035	4.00%	$ 165,043	5.00%

As of December 31, 2013:
Total Capital (to Risk
Weighted Assets)
Consolidated	$ 382,951	14.23%	$ 215,229	8.00%	$ 269,036	10.00%
Bank	$ 373,685	13.92%	$ 214,704	8.00%	$ 268,380	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$ 349,134	12.98%	$ 107,614	4.00%	$ 161,422	6.00%
Bank	$ 339,949	12.67%	$ 107,352	4.00%	$ 161,028	6.00%
Tier I Capital (to Average Assets)
Consolidated	$ 349,134	11.25%	$ 124,152	4.00%	$ 155,190	5.00%
Bank	$ 339,949	10.98%	$ 123,809	4.00%	$ 154,761	5.00%

Beginning January 1, 2015, the Company and Bank will be subject to the new capital regulations of Basel III.  The new regulations establish higher minimum risk-based capital ratio requirements, a new common equity Tier 1 risk-based capital ratio and a new capital conservation buffer.  The new regulations also include revisions to the definition of capital and changes in the risk-weighting on certain assets.  To be considered “well capitalized,” as well as in compliance with the capital conservation buffer, a financial institution must maintain a 7.0%  common equity Tier 1 risk-based capital ratio, an 8.5% Tier 1 risk-based capital ratio and a 10.5% total risk-based capital ratio.  The capital conservation buffer is being phased-in and will be in full effect beginning January 1, 2019.  Under the new regulations, all financial institutions must maintain a Tier 1 leverage ratio of 4% to be considered “adequately capitalized” and 5% to be considered “well-capitalized.”  Management has completed a preliminary analysis of the impact of these new regulations to the capital ratios of both the Company, and the Bank and estimates that the ratios for both the Company and the Bank would exceed the capital ratio requirements to be considered “well-capitalized” and in compliance with the capital conservation buffer under Basel III if they were effective at June 30, 2014.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The Board of Directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in May 2014. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income but does not necessarily indicate the effect on future net interest income. The Company, through its Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the types of loans, investments, and deposits that currently fit the Company’s needs, as determined by its Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. If the change in net interest income is less than 3% of primary capital, the balance sheet structure is considered to be within acceptable risk levels. As of June 30, 2014, the Company’s potential pretax exposure was within the Company’s policy limit and not significantly different from the potential pretax exposure from December 31, 2013.

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2014.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2014, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 30, 2014 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

April 1-30	0	$ 0	0	$ 0
May 1-31	576	36.41	0	0
June 1-30	0	0	0	0

Total	576	$ 36.41	0	$ 0

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and June 30, 2013; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and June 30, 2013; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013; and (v) Notes to Unaudited Consolidated Financial Statements.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

June 30, 2014

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: August 11, 2014	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: August 11, 2014	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer

Date: August 11, 2014	/s/ Teresa A. Bartman
Teresa A. Bartman – Senior Vice President-
Finance and Controller