Form 10-Q
period 2014-09-30
LAKELAND FINANCIAL CORP
filed 2014-11-10
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer          Accelerated filer  X         Non-accelerated filer       (do not check if a smaller reporting company)   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes        No  X

Number of shares of common stock outstanding at October 31, 2014:  16,548,074

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash and due from banks	$ 58,945	$ 55,727
Short-term investments	11,257	7,378
Total cash and cash equivalents	70,202	63,105

Securities available for sale (carried at fair value)	473,075	468,967
Real estate mortgage loans held for sale	1,727	1,778

Loans, net of allowance for loan losses of $46,387 and $48,797	2,655,536	2,486,301

Land, premises and equipment, net	40,523	39,335
Bank owned life insurance	63,283	62,883
Federal Reserve and Federal Home Loan Bank stock	10,732	10,732
Accrued interest receivable	9,042	8,577
Goodwill	4,970	4,970
Other assets	26,813	29,116
Total assets	$ 3,355,903	$ 3,175,764

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$ 515,696	$ 479,606
Interest bearing deposits	2,373,976	2,066,462
Total deposits	2,889,672	2,546,068

Short-term borrowings
Federal funds purchased	8,000	11,000
Securities sold under agreements to repurchase	60,578	104,876
Other short-term borrowings	0	146,000
Total short-term borrowings	68,578	261,876

Long-term borrowings	35	37
Subordinated debentures	30,928	30,928
Accrued interest payable	2,748	2,918
Other liabilities	11,993	11,973
Total liabilities	3,003,954	2,853,800

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
16,548,074 shares issued and 16,463,796 outstanding as of September 30, 2014
16,475,716 shares issued and 16,377,449 outstanding as of December 31, 2013	95,505	93,249
Retained earnings	255,751	233,108
Accumulated other comprehensive income/(loss)	2,587	(2,494)
Treasury stock, at cost (2014 - 84,278 shares, 2013 - 98,267 shares)	(1,983)	(1,988)
Total stockholders' equity	351,860	321,875
Noncontrolling interest	89	89
Total equity	351,949	321,964
Total liabilities and equity	$ 3,355,903	$ 3,175,764

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands except share and per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET INTEREST INCOME
Interest and fees on loans
Taxable	$ 26,713	$ 24,595	$ 78,317	$ 73,469
Tax exempt	125	100	348	304
Interest and dividends on securities
Taxable	2,075	1,463	6,114	3,560
Tax exempt	820	802	2,455	2,307
Interest on short-term investments	12	10	31	46
Total interest income	29,745	26,970	87,265	79,686

Interest on deposits	3,424	3,589	9,946	12,365
Interest on borrowings
Short-term	96	146	351	349
Long-term	260	263	769	831
Total interest expense	3,780	3,998	11,066	13,545

NET INTEREST INCOME	25,965	22,972	76,199	66,141

Provision for loan losses	0	0	0	0
NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	25,965	22,972	76,199	66,141

NONINTEREST INCOME
Wealth advisory fees	1,030	980	3,046	2,895
Investment brokerage fees	699	1,503	2,739	3,449
Service charges on deposit accounts	2,474	2,325	6,973	6,548
Loan, insurance and service fees	1,972	1,524	5,187	4,792
Merchant card fee income	407	356	1,137	925
Bank owned life insurance income	372	373	1,082	1,184
Other income	881	483	2,442	1,753
Mortgage banking income	264	159	508	1,206
Net securities gains (losses)	(228)	106	(224)	107
Total noninterest income	7,871	7,809	22,890	22,859
NONINTEREST EXPENSE
Salaries and employee benefits	9,856	9,437	29,310	27,493
Net occupancy expense	872	813	2,885	2,532
Equipment costs	812	758	2,346	2,021
Data processing fees and supplies	1,557	1,443	4,541	4,115
Corporate and business development	474	443	1,371	1,292
FDIC insurance and other regulatory fees	481	463	1,446	1,384
Professional fees	705	1,018	2,241	2,366
Other expense	1,903	1,891	5,394	5,047
Total noninterest expense	16,660	16,266	49,534	46,250

INCOME BEFORE INCOME TAX EXPENSE	17,176	14,515	49,555	42,750
Income tax expense	5,665	4,746	16,820	14,499
NET INCOME	$ 11,511	$ 9,769	$ 32,735	$ 28,251

BASIC WEIGHTED AVERAGE COMMON SHARES	16,547,551	16,451,199	16,531,411	16,427,060
BASIC EARNINGS PER COMMON SHARE	$ 0.70	$ 0.59	$ 1.98	$ 1.72
DILUTED WEIGHTED AVERAGE COMMON SHARES	16,775,770	16,634,933	16,769,079	16,581,089
DILUTED EARNINGS PER COMMON SHARE	$ 0.69	$ 0.59	$ 1.95	$ 1.70

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$ 11,511	$ 9,769	$ 32,735	$ 28,251
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	(1,573)	(1,242)	7,979	(11,642)
Reclassification adjustment for (gains) losses included in net income	228	(106)	224	(107)
Net securities gain (loss) activity during the period	(1,345)	(1,348)	8,203	(11,749)
Tax effect	551	484	(3,241)	4,589
Net of tax amount	(794)	(864)	4,962	(7,160)
Defined benefit pension plans:
Net gain (loss) on defined benefit pension plans	0	0	64	(151)
Amortization of net actuarial loss	49	62	148	183
Net gain (loss) activity during the period	49	62	212	32
Tax effect	(20)	(25)	(93)	(13)
Net of tax amount	29	37	119	19

Total other comprehensive income (loss), net of tax	(765)	(827)	5,081	(7,141)

Comprehensive income	$ 10,746	$ 8,942	$ 37,816	$ 21,110

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - in thousands except share and per share data)
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2013	16,290,136	$ 90,039	$ 203,654	$ 5,689	$ (1,643)	$ 297,739
Comprehensive income:
Net income			28,251			28,251
Other comprehensive income (loss), net of tax				(7,141)		(7,141)
Cash dividends declared, $0.38 per share			(6,257)			(6,257)
Treasury shares purchased under deferred
directors' plan	(13,652)	381			(381)	0
Treasury stock sold and distributed under deferred
directors' plan	3,018	(54)			54	0
Stock activity under equity compensation plans	81,909	498				498
Stock based compensation expense		1,365				1,365
Balance at September 30, 2013	16,361,411	$ 92,229	$ 225,648	$ (1,452)	$ (1,970)	$ 314,455

Balance at January 1, 2014	16,377,449	$ 93,249	$ 233,108	$ (2,494)	$ (1,988)	$ 321,875
Comprehensive income:
Net income			32,735			32,735
Other comprehensive income (loss), net of tax				5,081		5,081
Cash dividends declared, $0.61 per share			(10,092)			(10,092)
Treasury shares purchased under deferred
directors' plan	(11,042)	427			(427)	0
Treasury stock sold and distributed under deferred
directors' plan	25,031	(432)			432	0
Stock activity under equity compensation plans	72,358	(6)				(6)
Stock based compensation expense		2,267				2,267
Balance at September 30, 2014	16,463,796	$ 95,505	$ 255,751	$ 2,587	$ (1,983)	$ 351,860

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)
Nine Months Ended September 30	2014	2013
Cash flows from operating activities:
Net income	$ 32,735	$ 28,251
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,507	2,174
Net (gain) loss on sale and write down of other real estate owned	(85)	8
Amortization of intangible assets	0	35
Amortization of loan servicing rights	392	453
Net change in loan servicing rights valuation allowance	0	(39)
Loans originated for sale	(38,682)	(68,378)
Net gain on sales of loans	(826)	(2,193)
Proceeds from sale of loans	39,254	78,221
Net gain on sales of premises and equipment	11	12
Net (gain) loss on sales and calls of securities available for sale	224	(107)
Net securities amortization	4,199	7,097
Stock based compensation expense	2,267	1,365
Earnings on life insurance	(1,082)	(1,168)
Tax benefit of stock option exercises	(36)	(77)
Net change:
Interest receivable and other assets	(1,664)	5,898
Interest payable and other liabilities	436	(1,368)
Total adjustments	6,915	21,933
Net cash from operating activities	39,650	50,184
Cash flows from investing activities:
Proceeds from sale of securities available for sale	13,766	29,996
Proceeds from maturities, calls and principal paydowns of
securities available for sale	44,562	97,229
Purchases of securities available for sale	(58,655)	(142,011)
Purchase of life insurance	(157)	(117)
Proceeds from loans sold to others	4,307	0
Net increase in total loans	(174,553)	(136,944)
Proceeds from sales of land, premises and equipment	6	1
Purchases of land, premises and equipment	(3,712)	(5,861)
Proceeds from sales of other real estate	1,326	621
Proceeds from life insurance	778	0
Net cash from investing activities	(172,332)	(157,086)
Cash flows from financing activities:
Net increase (decrease) in total deposits	343,604	(136,930)
Net increase (decrease) in short-term borrowings	(193,298)	114,076
Payments on long-term borrowings	(2)	(15,001)
Common dividends paid	(10,079)	(6,244)
Preferred dividends paid	(13)	(13)
Proceeds (payments) related to equity incentive plans	(6)	498
Purchase of treasury stock	(427)	(381)
Net cash from financing activities	139,779	(43,995)
Net change in cash and cash equivalents	7,097	(150,897)
Cash and cash equivalents at beginning of the period	63,105	232,237
Cash and cash equivalents at end of the period	$ 70,202	$ 81,340
Cash paid during the period for:
Interest	$ 11,235	$ 14,673
Income taxes	16,535	13,180
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	1,011	108

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending September 30, 2014 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2014. The 2013 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. SECURITIES

Information related to the fair value and amortized cost of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) is provided in the tables below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
September 30, 2014
U.S. Treasury securities	$ 985	$ 0	$ 0	$ 985
Agency residential mortgage-backed securities	368,935	6,610	(3,799)	371,746
State and municipal securities	96,985	3,889	(530)	100,344
Total	$ 466,905	$ 10,499	$ (4,329)	$ 473,075

December 31, 2013
U.S. Treasury securities	$ 1,001	$ 16	$ 0	$ 1,017
Agency residential mortgage-backed securities	374,611	5,301	(7,935)	371,977
State and municipal securities	95,388	2,597	(2,012)	95,973
Total	$ 471,000	$ 7,914	$ (9,947)	$ 468,967

There was no other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income (loss) for securities available for sale at September 30, 2014 and December 31, 2013.

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of September 30, 2014 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$ 4,564	$ 4,603
Due after one year through five years	18,257	19,273
Due after five years through ten years	45,045	46,872
Due after ten years	30,104	30,581
	97,970	101,329
Mortgage-backed securities	368,935	371,746
Total debt securities	$ 466,905	$ 473,075

Securities proceeds, gross gains and gross losses are presented below.

	Nine months ended September 30,		Three months ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Sales of securities available for sale
Proceeds	$ 13,766	$ 29,995	$ 13,766	$ 29,995
Gross gains	3	1,077	3	1,077
Gross losses	231	972	231	972

The Company sold twelve securities with a total book value of $14.0 million and a total fair value of $13.8 million during the first nine months of 2014.  The remaining gains during the first nine months of 2014 were from calls.  The Company sold twelve securities with a total book value of $29.9 million and a total fair value of $30.0 million during the first nine months of 2013.  The sales in 2013 included four non-agency residential mortgage backed securities.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over the estimated lives of mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $196.3 million and $244.3 million were pledged as of September 30, 2014 and December 31, 2013, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of September 30, 2014 and December 31, 2013 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2014
Agency residential mortgage-backed
securities	$ 65,582	$ (507)	$ 113,996	$ (3,292)	$ 179,578	$ (3,799)
State and municipal securities	466	(15)	17,064	(515)	17,530	(530)
Total temporarily impaired	$ 66,048	$ (522)	$ 131,060	$ (3,807)	$ 197,108	$ (4,329)

December 31, 2013
Agency residential mortgage-backed
securities	$ 177,779	$ (6,444)	$ 34,093	$ (1,491)	$ 211,872	$ (7,935)
State and municipal securities	24,610	(1,102)	8,037	(910)	32,647	(2,012)
Total temporarily impaired	$ 202,389	$ (7,546)	$ 42,130	$ (2,401)	$ 244,519	$ (9,947)

The total number of securities with unrealized losses as of September 30, 2014 and December 31, 2013 is presented below.

	Less than	12 months
	12 months	or more	Total
September 30, 2014
Agency residential mortgage-backed securities	21	29	50
State and municipal securities	1	33	34
Total temporarily impaired	22	62	84

	Less than	12 months
	12 months	or more	Total
December 31, 2013
Agency residential mortgage-backed securities	49	10	59
State and municipal securities	59	12	71
Total temporarily impaired	108	22	130

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

NOTE 3. LOANS

	September 30,		December 31,
(dollars in thousands)	2014		2013
Commercial and industrial loans:
Working capital lines of credit loans	$ 517,916	19.2%	$ 457,690	18.0%
Non-working capital loans	513,525	19.0	443,877	17.5
Total commercial and industrial loans	1,031,441	38.2	901,567	35.6

Commercial real estate and multi-family residential loans:
Construction and land development loans	153,118	5.7	157,630	6.2
Owner occupied loans	396,207	14.7	370,386	14.6
Nonowner occupied loans	401,454	14.9	394,748	15.6
Multifamily loans	84,875	3.1	63,443	2.5
Total commercial real estate and multi-family residential loans	1,035,654	38.3	986,207	38.9

Agri-business and agricultural loans:
Loans secured by farmland	131,516	4.9	133,458	5.3
Loans for agricultural production	78,203	2.9	120,571	4.8
Total agri-business and agricultural loans	209,719	7.8	254,029	10.0

Other commercial loans	77,076	2.9	70,770	2.8
Total commercial loans	2,353,890	87.1	2,212,573	87.3

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	143,892	5.3	125,444	4.9
Open end and junior lien loans	150,859	5.6	146,946	5.8
Residential construction and land development loans	5,726	0.2	4,640	0.2
Total consumer 1-4 family mortgage loans	300,477	11.1	277,030	10.9

Other consumer loans	47,967	1.8	46,125	1.8
Total consumer loans	348,444	12.9	323,155	12.7
Subtotal	2,702,334	100.0%	2,535,728	100.0%
Less: Allowance for loan losses	(46,387)		(48,797)
Net deferred loan fees	(411)		(630)
Loans, net	$ 2,655,536		$ 2,486,301

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended September 30, 2014 and 2013:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
September 30, 2014
Beginning balance	$ 20,922	$ 15,975	$ 1,404	$ 234	$ 3,275	$ 487	$ 3,308	$ 45,605
Provision for loan losses	919	(1,274)	(34)	76	178	68	67	0
Loans charged-off	(147)	0	0	0	(60)	(62)	0	(269)
Recoveries	291	670	5	0	59	26	0	1,051
Net loans (charged-off)recovered	144	670	5	0	(1)	(36)	0	782
Ending balance	$ 21,985	$ 15,371	$ 1,375	$ 310	$ 3,452	$ 519	$ 3,375	$ 46,387

		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
September 30, 2013
Beginning balance	$ 21,879	$ 20,098	$ 1,517	$ 264	$ 2,823	$ 587	$ 3,467	$ 50,635
Provision for loan losses	138	(544)	(185)	(23)	409	179	26	0
Loans charged-off	(595)	(455)	0	0	(126)	(120)	0	(1,296)
Recoveries	75	73	201	0	71	45	0	465
Net loans (charged-off)recovered	(520)	(382)	201	0	(55)	(75)	0	(831)
Ending balance	$ 21,497	$ 19,172	$ 1,533	$ 241	$ 3,177	$ 691	$ 3,493	$ 49,804

The following tables present the activity in the allowance for loan losses by portfolio segment for the nine-month periods ended September 30, 2014 and 2013:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
September 30, 2014
Beginning balance	$ 21,005	$ 18,557	$ 1,682	$ 391	$ 3,045	$ 608	$ 3,509	$ 48,797
Provision for loan losses	1,296	(1,334)	(323)	(81)	587	(11)	(134)	0
Loans charged-off	(660)	(2,553)	0	0	(282)	(180)	0	(3,675)
Recoveries	344	701	16	0	102	102	0	1,265
Net loans (charged-off)recovered	(316)	(1,852)	16	0	(180)	(78)	0	(2,410)
Ending balance	$ 21,985	$ 15,371	$ 1,375	$ 310	$ 3,452	$ 519	$ 3,375	$ 46,387

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
September 30, 2013
Beginning balance	$ 22,342	$ 20,812	$ 1,403	$ 240	$ 2,682	$ 609	$ 3,357	$ 51,445
Provision for loan losses	(569)	(627)	125	1	709	225	136	0
Loans charged-off	(738)	(1,361)	(200)	0	(315)	(257)	0	(2,871)
Recoveries	462	348	205	0	101	114	0	1,230
Net loans (charged-off)recovered	(276)	(1,013)	5	0	(214)	(143)	0	(1,641)
Ending balance	$ 21,497	$ 19,172	$ 1,533	$ 241	$ 3,177	$ 691	$ 3,493	$ 49,804

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2014 and December 31, 2013:

Commercial
Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
September 30, 2014
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 4,017	$ 1,875	$ 15	$ 0	$ 539	$ 74	$ 0	$ 6,520
Collectively evaluated for impairment	17,968	13,496	1,360	310	2,913	445	3,375	39,867
Total ending allowance balance	$ 21,985	$ 15,371	$ 1,375	$ 310	$ 3,452	$ 519	$ 3,375	$ 46,387

Loans:
Loans individually evaluated for impairment	$ 16,771	$ 12,970	$ 486	$ 0	$ 3,785	$ 132	$ 0	$ 34,144
Loans collectively evaluated for impairment	1,014,911	1,021,391	209,322	77,075	297,316	47,764	0	2,667,779
Total ending loans balance	$ 1,031,682	$ 1,034,361	$ 209,808	$ 77,075	$ 301,101	$ 47,896	$ 0	$ 2,701,923

Commercial
Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2013
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 4,144	$ 4,598	$ 38	$ 0	$ 479	$ 57	$ 0	$ 9,316
Collectively evaluated for impairment	16,861	13,959	1,644	391	2,566	551	3,509	39,481
Total ending allowance balance	$ 21,005	$ 18,557	$ 1,682	$ 391	$ 3,045	$ 608	$ 3,509	$ 48,797

Loans:
Loans individually evaluated for impairment	$ 16,196	$ 22,204	$ 1,114	$ 0	$ 3,594	$ 119	$ 0	$ 43,227
Loans collectively evaluated for impairment	885,651	962,673	253,011	70,766	273,812	45,958	0	2,491,871
Total ending loans balance	$ 901,847	$ 984,877	$ 254,125	$ 70,766	$ 277,406	$ 46,077	$ 0	$ 2,535,098

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2014:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 22	$ 21	$ 0
Non-working capital loans	1,679	285	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	528	528	0
Owner occupied loans	337	157	0
Nonowner occupied loans	323	323	0
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Loans for ag production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	706	708	0
Open end and junior lien loans	352	352	0
Residential construction loans	133	133	0
Other consumer loans	1	1	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,808	1,807	901
Non-working capital loans	16,821	14,658	3,116
Commercial real estate and multi-family residential loans:
Construction and land development loans	1,391	1,390	382
Owner occupied loans	4,452	4,411	867
Nonowner occupied loans	6,154	6,161	626
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	381	203	15
Loans for agricultural production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,640	2,544	534
Open end and junior lien loans	48	48	5
Residential construction loans	0	0	0
Other consumer loans	131	131	74
Total	$ 38,510	$ 34,144	$ 6,520

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 63	$ 63	$ 0
Commercial real estate and multi-family residential loans:
Owner occupied loans	377	196	0
Agri-business and agricultural loans:
Loans secured by farmland	604	604	0
Other commercial loans
Consumer 1-4 family loans:
Closed end first mortgage loans	688	689	0
Open end and junior lien loans	81	81	0
Residential construction loans	150	150	0
Other consumer loans	1	1	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,251	2,641	984
Non-working capital loans	15,345	13,492	3,160
Commercial real estate and multi-family residential loans:
Construction and land development loans	2,795	2,795	585
Owner occupied loans	5,553	4,681	723
Nonowner occupied loans	15,163	14,532	3,290
Agri-business and agricultural loans:
Loans secured by farmland	1,008	510	38
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,469	2,463	442
Open end and junior lien loans	211	211	37
Other consumer loans	118	118	57
Total	$ 50,877	$ 43,227	$ 9,316

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended September 30, 2014:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 22	$ 0	$ 0
Non-working capital loans	290	0	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	533	0	0
Owner occupied loans	160	0	0
Nonowner occupied loans	327	0	0
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	284	0	0
Loans for ag production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	695	0	0
Open end and junior lien loans	286	0	0
Residential construction loans	135	0	0
Other consumer loans	1	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,680	22	18
Non-working capital loans	13,662	127	126
Commercial real estate and multi-family residential loans:
Construction and land development loans	1,679	7	5
Owner occupied loans	3,241	26	29
Nonowner occupied loans	6,485	35	36
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	203	0	0
Loans for agricultural production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,568	17	17
Open end and junior lien loans	48	0	0
Residential construction loans	0	0	0
Other consumer loans	89	1	1
Total	$ 32,388	$ 235	$ 232

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended September 30, 2013:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 64	$ 0	$ 0
Non-working capital loans	0	0	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	616	0	0
Agri-business and agricultural loans:
Loans secured by farmland	479	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	719	0	0
Open end and junior lien loans	27	0	0
Other consumer loans	1	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,988	12	14
Non-working capital loans	14,017	120	126
Commercial real estate and multi-family residential loans:
Construction and land development loans	2,848	11	20
Owner occupied loans	3,707	20	20
Nonowner occupied loans	19,183	87	86
Multifamily loans	0	0	0

Agri-business and agricultural loans:
Loans secured by farmland	536	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,347	5	6
Open end and junior lien loans	22	0	0
Other consumer loans	99	0	0
Total	$ 47,653	$ 255	$ 272

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine-month period ended September 30, 2014:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 186	$ 1	$ 1
Non-working capital loans	133	0	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	178	0	0
Owner occupied loans	215	0	0
Nonowner occupied loans	341	0	0
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	226	0	0
Loans for ag production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	691	0	0
Open end and junior lien loans	170	0	0
Residential construction loans	141	0	0
Other consumer loans	1	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,893	55	47
Non-working capital loans	13,762	387	388
Commercial real estate and multi-family residential loans:
Construction and land development loans	2,341	37	36
Owner occupied loans	2,956	45	43
Nonowner occupied loans	8,507	104	105
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	411	0	0
Loans for agricultural production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,740	50	53
Open end and junior lien loans	66	0	0
Residential construction loans	0	0	0
Other consumer loans	87	1	1
Total	$ 35,045	$ 680	$ 674

The recorded investment in loans does not include accrued interest.

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine-month period ended September 30, 2013:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 65	$ 0	$ 0
Non-working capital loans	11	0	0
Commercial real estate and multi-family residential loans:
Construction and land development loans
Owner occupied loans	575	0	0
Agri-business and agricultural loans:
Loans secured by farmland	480	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	275	0	0
Open end and junior lien loans	23	0	0
Other consumer loans	1	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	3,019	39	41
Non-working capital loans	14,081	391	402
Commercial real estate and multi-family residential loans:
Construction and land development loans	3,860	63	67
Owner occupied loans	3,592	88	96
Nonowner occupied loans	20,960	255	258
Multifamily loans	64	0	0
Agri-business and agricultural loans:
Loans secured by farmland	418	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,461	28	43
Open end and junior lien loans	40	0	0
Other consumer loans	86	1	1
Total	$ 50,010	$ 865	$ 908

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2014 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$ 517,009	$ 0	$ 0	$ 1,105	$ 1,105	$ 518,114
Non-working capital loans	508,354	102	0	5,112	5,214	513,568
Commercial real estate and multi-family
residential loans:
Construction and land development loans	152,197	0	0	529	529	152,726
Owner occupied loans	393,498	414	0	2,013	2,427	395,925
Nonowner occupied loans	397,246	0	0	3,732	3,732	400,978
Multifamily loans	84,732	0	0	0	0	84,732
Agri-business and agricultural loans:
Loans secured by farmland	131,034	0	0	485	485	131,519
Loans for agricultural production	78,289	0	0	0	0	78,289
Other commercial loans	77,075	0	0	0	0	77,075
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	140,719	1,699	0	1,204	2,903	143,622
Open end and junior lien loans	151,229	139	0	399	538	151,767
Residential construction loans	5,579	0	0	133	133	5,712
Other consumer loans	47,758	83	0	55	138	47,896
Total	$ 2,684,719	$ 2,437	$ 0	$ 14,767	$ 17,204	$ 2,701,923

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$ 456,136	$ 0	$ 0	$ 1,819	$ 1,819	$ 457,955
Non-working capital loans	440,050	46	0	3,796	3,842	443,892
Commercial real estate and multi-family
residential loans:
Construction and land development loans	156,594	0	0	544	544	157,138
Owner occupied loans	366,955	0	0	3,156	3,156	370,111
Nonowner occupied loans	382,478	0	0	11,758	11,758	394,236
Multifamily loans	63,392	0	0	0	0	63,392
Agri-business and agricultural loans:
Loans secured by farmland	132,347	0	0	1,113	1,113	133,460
Loans for agricultural production	120,665	0	0	0	0	120,665
Other commercial loans	70,766	0	0	0	0	70,766
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	122,370	1,645	0	1,165	2,810	125,180
Open end and junior lien loans	147,123	135	46	291	472	147,595
Residential construction loans	4,481	0	0	150	150	4,631
Other consumer loans	45,826	145	0	106	251	46,077
Total	$ 2,509,183	$ 1,971	$ 46	$ 23,898	$ 25,915	$ 2,535,098

The recorded investment in loans does not include accrued interest.

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $4.5 million and $8.3 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2014 and December 31, 2013. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	September 30,	December 31,
(dollars in thousands)	2014	2013
Accruing troubled debt restructured loans	$ 17,650	$ 17,714
Nonaccrual troubled debt restructured loans	9,841	18,531
Total troubled debt restructured loans	$ 27,491	$ 36,245

During the nine months ending September 30, 2014 certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

During the quarter ending June 30, 2014 one loan previously identified as a troubled debt restructure was rewritten under terms that are not readily available in the marketplace.  Terms in the current loan agreement include an amortization period that exceeds those of similar type loans for a borrower enduring financial hardship.  This concession was granted without additional compensation.  This loan had a balance of $173,000 as of June 30, 2014.

During the quarter ending March 31, 2014, there were restructure terms offered to one borrower under financial duress which did not require additional compensation or consideration, and the terms offered would not have been readily available in the marketplace for loans bearing similar risk profiles. In this instance, it was determined that a concession had been granted. It is difficult to quantify the concession granted due to an absence of readily available market terms to be used for comparison. The restructure was granted to a borrower engaged in retail sales where the collateral and cash flow did not support the loan with a recorded investment of $159,000.

An additional concession was granted to a borrower with a previously restructured loan.  The new concession includes further forgiveness of principal if the terms of the restructured loan are met during the life of the loan. This borrower had a recorded investment of $2.7 million as of March 31, 2014.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three-months ending September 30, 2014:

	All Modifications			Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial real estate and
Multi-family residential loans:
Owner occupied loans	1	$ 929	$ 1,000	1	24
Total	1	$ 929	$ 1,000	1	24

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine-months ending September 30, 2014:

	All Modifications			Interest Rate Reductions			Modified Repayment Terms
		Pre-Modification	Post-Modification					Extension
		Outstanding	Outstanding		Interest at	Interest at		Period or
	Number of	Recorded	Recorded	Number of	Pre-Modification	Post-Modification	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	Rate	Rate	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Non-working capital loans	2	$ 433	$ 433	0	$ 0	$ 0	2	12-15
Commercial real estate and multi-
family residential loans:
Owner occupied loans	3	2,639	2,710	1	89	95	2	12-24
Total	5	$ 3,072	$ 3,143	1	$ 89	$ 95	4	12-24

For the quarter ending September 30, 2014, the commercial and industrial troubled debt restructurings described above increased the allowance for loan losses by $74,000 and the commercial real estate and multi-family residential loan troubled debt restructuring described above increased the allowance for loan losses by $53,000.  For the nine month period ending September 30, 2014, the commercial and industrial troubled debt restructurings described above increased the allowance for loan losses by $211,000 and the commercial real estate and multi-family residential loan troubled debt restructuring described above increased the allowance for loan losses by $152,000.

No charge-offs resulted from any of the troubled debt restructurings described above during the three-month and nine-month periods ending September 30, 2014.

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

No loans were modified as troubled debt restructurings during the third quarter of 2013.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ending September 30, 2013:

	All Modifications			Interest Rate Reductions
		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Interest at	Interest at
	Number of	Recorded	Recorded	Number of	Pre-Modification	Post-Modification
(dollars in thousands)	Loans	Investment	Investment	Loans	Rate	Rate
Troubled Debt Restructurings
Commercial real estate and:
multi-family residential loans
Construction and land development loans	6	$ 2,198	$ 2,198	6	$ 85	$ 63
Consumer 1-4 family loans:
Closed end first mortgage loans	4	317	328	2	142	158
Total	10	$ 2,515	$ 2,526	8	$ 227	$ 221

	Principal and Interest Forgiveness
				Interest at	Interest at
	Number of	Principal at	Principal at	Pre-Modification	Post-Modification
(dollars in thousands)	Loans	Pre-Modification	Post-Modification	Rate	Rate
Troubled Debt Restructurings
Commercial real estate and
multi-family residential loans:
Construction and land development loans	0	$ 0	$ 0	$ 0	$ 0
Consumer 1-4 family loans:
Closed end first mortgage loans	2	156	161	164	149
Total	2	$ 156	$ 161	$ 164	$ 149

For the quarter ending September 30, 2013 the commercial real estate and multi-family residential loan troubled debt restructuring described above decreased the allowance for loan losses by $11,000 and the consumer 1-4 family loan troubled debt restructurings described above decreased the allowance for loan losses by $4,000

For the nine month period ending September 30, 2013 the commercial real estate and multi-family residential loan troubled debt restructurings described above decreased the allowance for loan losses by $384,000 and the consumer 1-4 family loan troubled debt restructurings described above increased the allowance for loan losses by $61,000.

The troubled debt restructurings described above had charge-offs of $0 and $365,000, respectively, during the three-month and nine-month periods ending September 30, 2013.

There were no troubled debt restructurings which had payment defaults within the twelve months following modification during the three or nine months ended September 30, 2014.  The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification which occurred during the three month and nine month periods ending September 30, 2013:

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as Not Rated are consumer loans included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of September 30, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$ 477,113	$ 28,236	$ 12,765	$ 0	$ 0	$ 518,114
Non-working capital loans	458,676	31,335	21,199	0	2,358	513,568
Commercial real estate and multi-
family residential loans:
Construction and land development loans	145,217	558	6,951	0	0	152,726
Owner occupied loans	361,482	21,638	12,805	0	0	395,925
Nonowner occupied loans	382,386	12,616	5,976	0	0	400,978
Multifamily loans	84,732	0	0	0	0	84,732
Agri-business and agricultural loans:
Loans secured by farmland	131,034	0	485	0	0	131,519
Loans for agricultural production	78,289	0	0	0	0	78,289
Other commercial loans	77,042	0	30	0	3	77,075
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	39,956	0	2,213	0	101,453	143,622
Open end and junior lien loans	9,336	225	2,014	0	140,192	151,767
Residential construction loans	0	0	0	0	5,712	5,712
Other consumer loans	13,399	540	77	0	33,880	47,896
Total	$ 2,258,662	$ 95,148	$ 64,515	$ 0	$ 283,598	$ 2,701,923

The recorded investment in loans does not include accrued interest.

As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$ 431,069	$ 15,212	$ 11,674	$ 0	$ 0	$ 457,955
Non-working capital loans	384,415	37,727	19,659	0	2,091	443,892
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	148,338	763	8,037	0	0	157,138
Owner occupied loans	333,795	23,687	12,629	0	0	370,111
Nonowner occupied loans	367,108	9,180	17,948	0	0	394,236
Multifamily loans	63,392	0	0	0	0	63,392
Agri-business and agricultural loans:
Loans secured by farmland	132,331	0	1,113	0	16	133,460
Loans for agricultural production	120,665	0	0	0	0	120,665
Other commercial loans	70,766	0	0	0	0	70,766
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	29,092	0	2,316	0	93,772	125,180
Open end and junior lien loans	8,291	1,863	0	0	137,441	147,595
Residential construction loans	0	0	0	0	4,631	4,631
Other consumer loans	10,722	416	291	0	34,648	46,077
Total	$ 2,099,984	$ 88,848	$ 73,667	$ 0	$ 272,599	$ 2,535,098

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

Mortgage servicing rights:  As of September 30, 2014 the fair value of the Company’s Level 3 servicing assets for residential mortgage loans was $3.3 million, none of which are currently impaired and therefore are carried at amortized cost.  These residential mortgage loans have a weighted average interest rate of 4.10%, a weighted average maturity of 19 years and are secured by homes generally within the Company’s market area, which is primarily Northern Indiana.  A valuation model is used to estimate fair value, which is based on an income approach.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.  The most significant assumption used to value mortgage servicing rights is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment rates.  The most significant unobservable assumption is the discount rate.  At September 30, 2014, the constant prepayment speed (PSA) used was 187 and the discount rate used was 9.4%.  At December 31, 2013, the PSA used was 185 and the discount rate used was 9.4%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	September 30, 2014
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 985	$ 0	$ 0	$ 985
Mortgage-backed securities	0	371,746	0	371,746
State and municipal securities	0	99,483	861	100,344
Total Securities	985	471,229	861	473,075
Mortgage banking derivative	0	222	0	222
Interest rate swap derivative	0	938	0	938
Total assets	$ 985	$ 472,389	$ 861	$ 474,235

Liabilities
Mortgage banking derivative	0	8	0	8
Interest rate swap derivative	0	940	0	940
Total liabilities	$ 0	$ 948	$ 0	$ 948

	December 31, 2013
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,017	$ 0	$ 0	$ 1,017
Mortgage-backed securities	0	371,977	0	371,977
State and municipal securities	0	94,998	975	95,973
Total securities	1,017	466,975	975	468,967
Mortgage banking derivative	0	142	0	142
Interest rate swap derivative	0	627	0	627
Total assets	$ 1,017	$ 467,744	$ 975	$ 469,736

Liabilities
Mortgage banking derivative	0	2	0	2
Interest rate swap derivative	0	592	0	592
Total liabilities	$ 0	$ 594	$ 0	$ 594

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2014 and there were no transfers between Level 1 and Level 2 during 2013.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 and 2013:

	Non-Agency Residential
	Mortgage-Backed Securities		State and Municipal Securities
(dollars in thousands)	2014	2013	2014	2013
Balance of recurring Level 3 assets at January 1	$ 0	$ 2,859	$ 975	$ 988
Transfers into Level 3	0	3,334	0	0
Changes in fair value of securities
included in other comprehensive income	0	(158)	11	(11)
Principal payments	0	(2,183)	(125)	0
Sales	0	(3,852)	0	0
Balance of recurring Level 3 assets at September 30	$ 0	$ 0	$ 861	$ 977

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

Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	9/30/2014	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 861	Price to type, par, call	Discount to benchmark index	0-7%
(2.80%)

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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	September 30, 2014
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 868	$ 868
Non-working capital loans	0	0	3,141	3,141
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	824	824
Owner occupied loans	0	0	3,544	3,544
Nonowner occupied loans	0	0	3,127	3,127
Agri-business and agricultural loans:
Loans secured by farmland	0	0	188	188
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	493	493
Open end and junior lien loans	0	0	43	43
Other consumer loans	0	0	33	33
Total impaired loans	$ 0	$ 0	$ 12,261	$ 12,261
Other real estate owned	0	0	75	75
Total assets	$ 0	$ 0	$ 12,336	$ 12,336

	December 31, 2013
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 920	$ 920
Non-working capital loans	0	0	3,097	3,097
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	2,210	2,210
Owner occupied loans	0	0	3,958	3,958
Nonowner occupied loans	0	0	8,938	8,938
Agri-business and agricultural loans:
Loans secured by farmland	0	0	472	472
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	409	409
Open end and junior lien loans	0	0	174	174
Other consumer loans	0	0	50	50
Total impaired loans	$ 0	$ 0	$ 20,228	$ 20,228
Other real estate owned	0	0	75	75
Total assets	$ 0	$ 0	$ 20,303	$ 20,303

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2014:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$ 4,009	Collateral based	Discount to reflect	38%	(15% - 66%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	7,495	Collateral based	Discount to reflect	17%	(7% - 42%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Agri-business and agricultural	188	Collateral based	Discount to reflect	7%
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Consumer 1-4 family mortgage	536	Collateral based	Discount to reflect	29%	(5% - 78%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Other consumer	33	Collateral based	Discount to reflect	39%	(30% - 48%)
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	75	Appraisals	Discount to reflect	49%
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
			current market conditions
			and ultimate collectability

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $16.5 million, with a valuation allowance of $4.2 million at September 30, 2014, resulting in a net provision for loan losses of $100,000 in the three months ended September 30, 2014, and a net recovery in the provision for loan losses of $2.1 million in the nine months ended September 30, 2014.  At September 30, 2013, impaired loans had a gross carrying amount of $30.0 million, with a valuation allowance of $7.3 million, resulting in a net recovery in the provision for loan losses of $200,000 and $2.7 million, respectively, for the three months and nine months ended September 30, 2013.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	September 30, 2014
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 70,202	$ 70,202	$ 0	$ 0	$ 70,202
Securities available for sale	473,075	985	471,229	861	473,075
Real estate mortgages held for sale	1,727	0	1,761	0	1,761
Loans, net	2,655,536	0	0	2,639,252	2,639,252
Federal Home Loan Bank stock	7,312	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	9,042	5	1,963	7,074	9,042
Financial Liabilities:
Certificates of deposit	(985,251)	0	(992,377)	0	(992,377)
All other deposits	(1,904,421)	(1,904,421)	0	0	(1,904,421)
Securities sold under agreements
to repurchase	(60,578)	0	(60,578)	0	(60,578)
Federal funds purchased	(8,000)	0	(8,000)	0	(8,000)
Long-term borrowings	(35)	0	(41)	0	(41)
Subordinated debentures	(30,928)	0	0	(31,220)	(31,220)
Standby letters of credit	(337)	0	0	(337)	(337)
Accrued interest payable	(2,748)	(105)	(2,640)	(3)	(2,748)

	December 31, 2013
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 63,105	$ 63,105	$ 0	$ 0	$ 63,105
Securities available for sale	468,967	1,017	466,975	975	468,967
Real estate mortgages held for sale	1,778	0	1,800	0	1,800
Loans, net	2,486,301	0	0	2,490,593	2,490,593
Federal Home Loan Bank stock	7,312	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	8,577	0	2,297	6,280	8,577
Financial Liabilities:
Certificates of deposit	(727,809)	0	(736,088)	0	(736,088)
All other deposits	(1,818,259)	(1,818,259)	0	0	(1,818,259)
Securities sold under agreements
to repurchase	(104,876)	0	(104,876)	0	(104,876)
Federal funds purchased	(11,000)	0	(11,000)	0	(11,000)
Other short-term borrowings	(146,000)	0	(146,002)	0	(146,002)
Long-term borrowings	(37)	0	(43)	0	(43)
Subordinated debentures	(30,928)	0	0	(31,217)	(31,217)
Standby letters of credit	(312)	0	0	(312)	(312)
Accrued interest payable	(2,918)	(125)	(2,790)	(3)	(2,918)

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

NOTE 6. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost:

	Nine Months Ended September 30,				Three Months Ended September 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(dollars in thousands)	2014	2013	2014	2013	2014	2013	2014	2013
Interest cost	$ 90	$ 87	$ 38	$ 34	$ 30	$ 29	$ 13	$ 11
Expected return on plan assets	(94)	(90)	(55)	(56)	(31)	(30)	(19)	(19)
Recognized net actuarial loss	88	113	60	70	29	38	20	24
Net pension expense	$ 84	$ 110	$ 43	$ 48	$ 28	$ 37	$ 14	$ 16

The Company previously disclosed in its financial statements for the year ended December 31, 2013 that it expected to contribute $207,000 to its pension plan and $4,000 to its Supplemental Executive Retirement Plan (“SERP”) in 2014.  The Company has contributed $138,000 to its pension plan and $4,000 to its SERP as of September 30, 2014.  The Company expects to contribute $69,000 to its pension plan during the remainder of 2014.  The Company does not expect to make any additional contributions to its SERP during the remainder of 2014.

NOTE 7. OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at September 30, 2014 and December 31, 2013.

September 30, 2014
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net
Assets
Interest rate swap derivatives	$ 938	$ 0	$ 938	$ 0	$ 0	$ 938
Total assets	$ 938	$ 0	$ 938	$ 0	$ 0	$ 938
Liabilities
Interest rate swap derivatives	$ 940	$ 0	$ 940	$ 0	$ 0	$ 940
Repurchase agreements	60,578	0	60,578	(60,578)	0	0
Total liabilities	$ 61,518	$ 0	$ 61,518	$ (60,578)	$ 0	$ 940

December 31, 2013
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest rate swap derivatives	$ 627	$ 0	$ 627	$ 0	$ (260)	$ 367
Total assets	$ 627	$ 0	$ 627	$ 0	$ (260)	$ 367
Liabilities
Interest rate swap derivatives	$ 592	$ 0	$ 592	$ 0	$ 0	$ 592
Repurchase agreements	104,876	0	104,876	(104,876)	0	0
Total liabilities	$ 105,468	$ 0	$ 105,468	$ (104,876)	$ 0	$ 592

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average shares outstanding for basic earnings per common share	16,547,551	16,451,199	16,531,411	16,427,060
Dilutive effect of stock options, awards and warrants	228,219	183,734	237,668	154,029
Weighted average shares outstanding for diluted earnings per common share	16,775,770	16,634,933	16,769,079	16,581,089

Basic earnings per common share	$ 0.70	$ 0.59	$ 1.98	$ 1.72
Diluted earnings per common share	$ 0.69	$ 0.59	$ 1.95	$ 1.70

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2013	$ (1,138)	$ (1,356)	$ (2,494)
Other comprehensive income before reclassification	4,828	31	4,859
Amounts reclassified from accumulated other comprehensive income (loss)	134	88	222
Net current period other comprehensive income	4,962	119	5,081
Balance at September 30, 2014	$ 3,824	$ (1,237)	$ 2,587

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2012	$ 7,517	$ (1,828)	$ 5,689
Other comprehensive income before reclassification	(8,591)	327	(8,264)
Amounts reclassified from accumulated other comprehensive income (loss)	(64)	145	81
Net current period other comprehensive income	(8,655)	472	(8,183)
Balance at December 31, 2013	$ (1,138)	$ (1,356)	$ (2,494)

Reclassifications out of accumulated comprehensive income for the three months ended September 30, 2014 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented
(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$ (228)	Net securities gains (losses)
Tax effect	90	Income tax expense
	(138)	Net of tax
Amortization of defined benefit pension items	(49)	Salaries and employee benefits
Tax effect	20	Income tax expense
	(29)	Net of tax
Total reclassifications for the period	$ (167)	Net of tax

Reclassifications out of accumulated comprehensive income for the three months ended September 30, 2013 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented
(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$ 106	Net securities gains (losses)
Tax effect	(43)	Income tax expense
	63	Net of tax
Amortization of defined benefit pension items	(62)	Salaries and employee benefits
Tax effect	25	Income tax expense
	(37)	Net of tax
Total reclassifications for the period	$ 26	Net of tax

Reclassifications out of accumulated comprehensive income for the nine months ended September 30, 2014 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented
(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$ (224)	Net securities gains (losses)
Tax effect	90	Income tax expense
	(134)	Net of tax
Amortization of defined benefit pension items	(148)	Salaries and employee benefits
Tax effect	60	Income tax expense
	(88)	Net of tax
Total reclassifications for the period	$ (222)	Net of tax

Reclassifications out of accumulated comprehensive income for the nine months ended September 30, 2013 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented
(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$ 107	Net securities gains (losses)
Tax effect	(43)	Income tax expense
	64	Net of tax
Amortization of defined benefit pension items	(183)	Salaries and employee benefits
Tax effect	74	Income tax expense
	(109)	Net of tax
Total reclassifications for the period	$ (45)	Net of tax

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

OVERVIEW

Net income in the first nine months of 2014 was $32.7 million, up 15.9% from $28.3 million for the comparable period of 2013.  Diluted income per common share was $1.95 in the first nine months of 2014, up 14.7% from $1.70 in the comparable period of 2013.  Return on average total assets was 1.33% in the first nine months of 2014 versus 1.27% in the comparable period of 2013.  The equity to average assets ratio was 10.29% in the first nine months of 2014 versus 10.33% in the comparable period of 2013.

Net income in the third quarter of 2014 was $11.5 million, up 17.8% from $9.8 million for the comparable period of 2013.  Diluted income per common share was $0.69 in the third quarter of 2014, up 17.0% from $0.59 in the comparable period of 2013.  Return on average total assets was 1.36% in the third quarter of 2014 versus 1.29% in the comparable period of 2013.  The equity to average assets ratio was 10.39% in the third quarter of 2014 versus 10.33% in the comparable period of 2013.

Total assets were $3.356 billion as of September 30, 2014 versus $3.176 billion as of December 31, 2013, an increase of $180.1 million, or 5.7%. This increase was primarily due to a $166.6 million increase in total loans.

CRITICAL ACCOUNTING POLICIES

Certain of the Company’s accounting policies are important to the portrayal of the Company’s financial condition since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances which could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation and other-than-temporary impairment of investment securities.

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

If, in management’s judgment, other-than-temporary impairment exists, the cost basis of the security will be written down to the computed net present value, and the unrealized loss will be transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of other-than-temporary impairment). In addition, discount accretion will be discontinued on any bond that meets one or both of the following: (1) the rating by S&P, Moody’s or Fitch decreases to below “A” and/or (2) the cash flow analysis on a security indicates that, under any scenario modeled by the third party, there is a potential to not receive the full amount invested in the security.

RESULTS OF OPERATIONS

Overview

Selected income statement information for the three months and nine months ended September 30, 2014 and 2013 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Income Statement Summary:
Net interest income	$ 25,965	$ 22,972	$ 76,199	$ 66,141
Provision for loan losses	0	0	0	0
Noninterest income	7,871	7,809	22,890	22,859
Noninterest expense	16,660	16,266	49,534	46,250
Other Data:
Efficiency ratio	49.24%	52.84%	49.99%	51.97%
Dilutive EPS	$ 0.69	$ 0.59	$ 1.95	$ 1.70
Tangible capital ratio	10.40%	10.25%	10.40%	10.25%
Net charge-offs(recoveries) to average loans	(0.12)%	0.14%	0.12%	0.10%
Net interest margin	3.31%	3.29%	3.34%	3.22%
Noninterest income to total revenue	23.26%	25.37%	23.10%	25.68%

Net Income

Net income was $32.7 million in the first nine months of 2014, an increase of $4.5 million, or 15.9%, versus net income of $28.3 million in the first nine months of 2013. Net interest income increased $10.1 million, or 15.2%, to $76.2 million versus $66.1 million in the first nine months of 2013. Net interest income increased primarily due to an 11.2% increase in average earning assets.  Significantly affecting average earning assets during 2014 was an increase of 15.9% in the commercial loan portfolio, which reflects our continuing strategic focus on commercial lending.  The net interest margin was 3.34% in the first nine months of 2014 versus 3.22% in 2013. The higher margin reflected a decline in funding costs offset by lower yields on earning assets.

Net income was $11.5 million in the third quarter of 2014, an increase of $1.7 million, or 17.8%, versus net income of $9.8 million in the third quarter of 2013. Net interest income increased $3.0 million, or 13.0%, to $26.0 million versus $23.0 million in the third quarter of 2013. Net interest income increased primarily due to a 12.3% increase in average earning assets, driven by an increase of 15.7% in the commercial loan portfolio.  The net interest margin was 3.31% in the third quarter of 2014 versus 3.29% in 2013. The higher margin reflected a decline in funding costs offset by lower yields on earning assets.

Net Interest Income

The following tables set forth consolidated information regarding average balances and rates:

	Nine Months Ended September 30,
	2014			2013
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning assets
Loans:
Taxable (2)(3)	$ 2,611,722	$ 78,317	4.01%	$ 2,295,352	$ 73,469	4.28%
Tax exempt (1)	11,800	522	5.91	8,651	459	7.10
Investments: (1)
Available for sale	474,809	9,837	2.77	475,077	7,036	1.98
Short-term investments	5,239	3	0.08	6,972	4	0.08
Interest bearing deposits	4,913	28	0.76	10,611	42	0.53
Total earning assets	$ 3,108,483	$ 88,707	3.82%	$ 2,796,663	$ 81,010	3.87%
Less: Allowance for loan losses	(46,886)			(50,944)
Nonearning Assets
Cash and due from banks	73,007			83,945
Premises and equipment	39,842			35,692
Other nonearning assets	112,290			110,922
Total assets	$ 3,286,736			$ 2,976,278

Interest bearing liabilities
Savings deposits	$ 236,342	$ 389	0.22%	$ 227,522	$ 493	0.29%
Interest bearing checking accounts	1,150,904	3,423	0.40	1,018,904	4,179	0.55
Time deposits:
In denominations under $100,000	279,890	2,380	1.14	336,495	3,607	1.43
In denominations over $100,000	603,135	3,754	0.83	497,003	4,086	1.10
Miscellaneous short-term borrowings	151,786	351	0.31	138,383	349	0.34
Long-term borrowings and
subordinated debentures (4)	30,964	769	3.32	32,888	831	3.38
Total interest bearing liabilities	$ 2,453,021	$ 11,066	0.60%	$ 2,251,195	$ 13,545	0.80%
Noninterest bearing liabilities
Demand deposits	480,356			401,006
Other liabilities	15,241			16,481
Stockholders' equity	338,118			307,596
Total liabilities and stockholders' equity	$ 3,286,736			$ 2,976,278

Interest Margin Recap
Interest income/average earning assets		88,707	3.82		81,010	3.87
Interest expense/average earning assets		11,066	0.48		13,545	0.65
Net interest income and margin		$ 77,641	3.34%		$ 67,465	3.22%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2014 and 2013. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the nine months ended September 30, 2014 and 2013, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

	Three Months Ended September 30,
	2014			2013
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning assets
Loans:
Taxable (2)(3)	$ 2,671,249	$ 26,713	3.97%	$ 2,342,527	$ 24,595	4.17%
Tax exempt (1)	13,418	186	5.49	8,456	152	7.11
Investments: (1)
Available for sale	476,643	3,320	2.76	464,652	2,670	2.28
Short-term investments	4,987	1	0.08	6,344	1	0.06
Interest bearing deposits	6,126	11	0.71	3,524	9	1.01
Total earning assets	$ 3,172,423	$ 30,231	3.78%	$ 2,825,503	$ 27,427	3.85%
Less: Allowance for loan losses	(45,994)			(50,466)
Nonearning Assets
Cash and due from banks	73,481			77,947
Premises and equipment	40,098			37,754
Other nonearning assets	111,466			111,535
Total assets	$ 3,351,474			$ 3,002,273

Interest bearing liabilities
Savings deposits	$ 230,635	$ 125	0.22%	$ 235,190	$ 143	0.24%
Interest bearing checking accounts	1,159,009	1,167	0.40	1,015,298	1,121	0.44
Time deposits:
In denominations under $100,000	277,719	791	1.13	320,314	1,108	1.37
In denominations over $100,000	650,281	1,341	0.82	474,173	1,217	1.02
Miscellaneous short-term borrowings	137,372	96	0.28	166,132	146	0.35
Long-term borrowings and
subordinated debentures (4)	30,963	260	3.33	30,965	263	3.37
Total interest bearing liabilities	$ 2,485,979	$ 3,780	0.60%	$ 2,242,072	$ 3,998	0.71%
Noninterest bearing liabilities
Demand deposits	501,594			434,476
Other liabilities	15,747			15,654
Stockholders' equity	348,154			310,071
Total liabilities and stockholders' equity	$ 3,351,474			$ 3,002,273

Interest Margin Recap
Interest income/average earning assets		30,231	3.78		27,427	3.85
Interest expense/average earning assets		3,780	0.47		3,998	0.56
Net interest income and margin		$ 26,451	3.31%		$ 23,429	3.29%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2014 and 2013. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended September 30, 2014 and 2013, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

Net interest income increased $10.1 million, or 15.2%, for the nine months ended September 30, 2014 compared with the first nine months of 2013. The increased level of net interest income during the first nine months of 2014 compared with the first nine months of 2013 was largely driven by an increase in net earning assets as well as a deceleration in the amortization of premiums on agency mortgage-backed securities.  The deceleration was primarily the result of rising long-term mortgage interest rates which have reduced prepayments in the loans underlying the securities.  In addition, the Company’s cost of funds decreased by 20 basis points during the first nine months of 2014 compared to the first nine months of 2013.  The tax equivalent net interest margin was 3.34% for the first nine months of 2014 compared to 3.22% during the first nine months of 2013.  The yield on earning assets totaled 3.82% during the nine months ended September 30, 2014 compared to 3.87% in the same period of 2013 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.48% during the first nine months of 2014 compared to 0.65% in the same period of 2013.  Net interest income increased $3.0 million, or 13.0%, for the third quarter of 2014 compared to the third quarter of 2013.  The increase was driven by an increase in net earning assets.  In addition, the Company’s cost of funds decreased by 11 basis points during the third quarter of 2014 compared to the third quarter of 2013.  The tax equivalent net interest margin was 3.31% for the third quarter of 2014 compared to 3.29% during the third quarter of 2013.

The decline in the Company’s cost of funds during the nine month and three month periods ended September 30, 2014, compared to the same periods in 2013 was largely driven by a continued decline in deposit rates as well as increases in average noninterest bearing demand deposits.

Average earning assets increased by $311.8 million for the nine months ended September 30, 2014 compared with the same period of 2013.  Average loans outstanding increased $319.5 million during the nine months ended September 30, 2014 compared with the first nine months of 2013, with most of the growth being in commercial loans.  The average securities portfolio decreased $268,000 in the nine months ended September 30, 2014 compared with the first nine months of 2013.  Average earning assets increased by $346.9 million for the third quarter of 2014 compared with the same period of 2013.  Average loans outstanding increased $333.7 million during the third quarter of 2014 compared with the third quarter of 2013, with most of the growth being in commercial loans.  The average securities portfolio increased $12.0 million in the third quarter 2014 compared with the third quarter of 2013.

Provision for Loan Losses

No provisions for loan loss expense were recorded during the nine month and three month periods ended September 30, 2014 and 2013.  The allowance for loan losses at September 30, 2014 represented 1.72% of the loan portfolio, versus 1.92% at December 31, 2013 and 2.08% at September 30, 2013.  Factors impacting the decision not to record a provision in the first nine months of 2014 included the stabilization or improvement in key loan quality metrics including strong reserve coverage of nonperforming loans, a decrease in historical loss percentages, continuing signs of stabilization in economic conditions in the Company’s markets and sustained signs of improvement in borrower performance and future prospects. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

Noninterest income categories for the nine-month and three-month periods ended September 30, 2014 and 2013 are shown in the following table:

	Nine Months Ended
	September 30,
			Percent
(dollars in thousands)	2014	2013	Change
Wealth advisory fees	$ 3,046	$ 2,895	5.2%
Investment brokerage fees	2,739	3,449	(20.6)
Service charges on deposit accounts	6,973	6,548	6.5
Loan, insurance and service fees	5,187	4,792	8.2
Merchant card fee income	1,137	925	22.9
Bank owned life insurance	1,082	1,184	(8.6)
Other income	2,442	1,753	39.3
Mortgage banking income	508	1,206	(57.9)
Net securities gains (losses)	(224)	107	(309.3)
Total noninterest income	$ 22,890	$ 22,859	0.1%
Noninterest income to total revenue	23.10%	25.68%

	Three Months Ended
	September 30,
			Percent
(dollars in thousands)	2014	2013	Change
Wealth advisory fees	$ 1,030	$ 980	5.1%
Investment brokerage fees	699	1,503	(53.5)
Service charges on deposit accounts	2,474	2,325	6.4
Loan, insurance and service fees	1,972	1,524	29.4
Merchant card fee income	407	356	14.3
Bank owned life insurance	372	373	(0.3)
Other income	881	483	82.4
Mortgage banking income	264	159	66.0
Net securities gains (losses)	(228)	106	(315.1)
Total noninterest income	$ 7,871	$ 7,809	0.8%
Noninterest income to total revenue	23.26%	25.37%

The Company's noninterest income was virtually unchanged during the nine month and three month periods ended September 30, 2014 compared to the same periods in 2013.  Noninterest income was positively impacted by increases in service charges on deposit accounts driven by increases in account analysis service charges on commercial checking accounts, as well as increases in loan insurance and service fees driven by higher commercial loan fees.  Other income increased due to income related to bank owned life insurance proceeds.  Noninterest income was negatively impacted by decreases in investment brokerage fees due to lower production volumes, decreases in mortgage banking income, driven by lower production volumes due to higher long-term mortgage rates.  Loans originated for sale totaled $38.7 million and $12.4 million, respectively in the nine month and three month periods ended September 30, 2014, versus $68.4 million and $16.7 million for the comparable periods of 2013.  In addition, investment brokerage fees declined due to lower trading volumes.

Noninterest Expense

Noninterest expense categories for the nine-month and three-month periods ended September 30, 2014 and 2013 are shown in the following table:

	Nine Months Ended
	September 30,
			Percent
(dollars in thousands)	2014	2013	Change
Salaries and employee benefits	$ 29,310	$ 27,493	6.6%
Net occupancy expense	2,885	2,532	13.9
Equipment costs	2,346	2,021	16.1
Data processing fees and supplies	4,541	4,115	10.4
Corporate and business development	1,371	1,292	6.1
FDIC insurance and other regulatory fees	1,446	1,384	4.5
Professional fees	2,241	2,366	(5.3)
Other expense	5,394	5,047	6.9
Total noninterest expense	$ 49,534	$ 46,250	7.1%

	Three Months Ended
	September 30,
			Percent
(dollars in thousands)	2014	2013	Change
Salaries and employee benefits	$ 9,856	$ 9,437	4.4%
Net occupancy expense	872	813	7.3
Equipment costs	812	758	7.1
Data processing fees and supplies	1,557	1,443	7.9
Corporate and business development	474	443	7.0
FDIC insurance and other regulatory fees	481	463	3.9
Professional fees	705	1,018	(30.7)
Other expense	1,903	1,891	0.6
Total noninterest expense	$ 16,660	$ 16,266	2.4%

The Company’s noninterest expense increased $3.3 million and $394,000, respectively, in the nine-month and three-month periods ended September 30, 2014 versus the same periods in 2013.  Salaries and employee benefits increased by $1.8 million and $419,000, respectively, driven by higher performance-based compensation costs as a result of the Company’s strong results versus internal objectives.  Data processing fees increased by $426,000 and $114,000, respectively, due to a larger customer base as well as greater utilization of services from the Company’s core processor, which the Company expects will improve the customer experience through delivery of electronic banking alternatives and improved commercial product solutions as well as enhancing marketing and cross-selling initiatives.  In addition, other expenses increased primarily due to higher advertising costs.  Offsetting these increases was a decrease in professional fees due to $310,000 in nonrecurring consulting fees which the Company incurred during the third quarter of 2013.  The Company’s efficiency ratio improved to 50.0% and 49.2%, respectively, for the nine-month and three-month periods ended September 30, 2014 compared to 52.0% and 52.8% for the comparable periods in 2013.

Income Taxes

Income tax expense increased $2.3 million, or 16.0%, for the first nine months of 2014, compared to the same period in 2013.  The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, was 33.9% during the first nine months of 2014 and 2013.  The combined tax expense was 33.0% for the third quarter of 2014, compared to 32.7% for the third quarter of 2013.

FINANCIAL CONDITION

Overview

Total assets of the Company were $3.356 billion as of September 30, 2014, an increase of $180.1 million, or 5.7%, when compared to $3.176 billion as of December 31, 2013.  Total loans increased by $166.8 million, or 6.6%, to $2.702 billion at September 30, 2014 from $2.535 billion at December 31, 2013.  Funding for the loan growth came from a $343.6 million increase in deposits offset by a $193.3 million decrease in short-term borrowings.

Uses of Funds

Total Cash and Cash Equivalents

Total cash and cash equivalents increased by $7.1 million, or 11.3%, to $70.2 million at September 30, 2014, from $63.1 million at December 31, 2013.

Investment Portfolio

The amortized cost and the fair value of securities as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury securities	$ 985	$ 985	$ 1,001	$ 1,017
Agency residential mortgage-backed securities	368,935	371,746	374,611	371,977
State and municipal securities	96,985	100,344	95,388	95,973
Total	$ 466,905	$ 473,075	$ 471,000	$ 468,967

At September 30, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity.

Purchases of securities available for sale totaled $58.7 million in the first nine months of 2014.  Paydowns from prepayments and scheduled payments of $42.6 million were received in the first nine months of 2014, and the amortization of premiums, net of the accretion of discounts, was $4.2 million.  Sales of securities totaled $14.0 million in the first nine months of 2014.  Maturities and calls of securities totaled $2.0 million in the first nine months of 2014.  No other-than-temporary impairment was recognized in the first nine months of 2014. The investment portfolio is managed to provide for an appropriate balance between, liquidity, credit risk and investment return and to limit the Company’s exposure to risk to an acceptable level.  The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds in the Volcker Rule.

Real Estate Mortgage Loans HFS

Real estate mortgage loans held-for-sale decreased by $51,000, or 2.9%, to $1.7 million at September 30, 2014, from $1.8 million at December 31, 2013.  The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market.  The Company generally sells all of the mortgage loans it originates on the secondary market.  Proceeds from sales totaled $39.3 million in the first nine months of 2014.

Loan Portfolio

The loan portfolio by class as of September 30, 2014 and December 31, 2013 is summarized as follows:

					Current
	September 30,		December 31,		Period
(dollars in thousands)	2014		2013		Change
Commercial and industrial loans	$ 1,031,441	38.2%	$ 901,567	35.6%	$ 129,874
Commercial real estate and multi-family residential loans	1,035,654	38.3	986,207	38.9	49,447
Agri-business and agricultural loans	209,719	7.8	254,029	10.0	(44,310)
Other commercial loans	77,076	2.9	70,770	2.8	6,306
Consumer 1-4 family mortgage loans	300,477	11.1	277,030	10.9	23,447
Other consumer loans	47,967	1.8	46,125	1.8	1,842
Subtotal	2,702,334	100.0%	2,535,728	100.0%	166,606
Less: Allowance for loan losses	(46,387)		(48,797)		2,410
Net deferred loan fees	(411)		(630)		219
Loans, net	$ 2,655,536		$ 2,486,301		$ 169,235

Total loans, excluding real estate mortgage loans held for sale, increased by $166.6 million to $2.702 billion at September 30, 2014 from $2.536 billion at December 31, 2013.  The increase was concentrated in the commercial and commercial real estate categories and reflected the Company’s long standing strategic plan that is focused on expanding and growing the commercial lending business throughout our market areas.  The increase was partially offset by seasonal declines in agri-business loans.

The following table summarizes the Company’s non-performing assets as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(dollars in thousands)	2014	2013
Nonaccrual loans including nonaccrual troubled debt restructured loans	$ 14,767	$ 23,898
Loans past due over 90 days and still accruing	0	46
Total nonperforming loans	$ 14,767	$ 23,944
Other real estate owned	200	469
Repossessions	6	12
Total nonperforming assets	$ 14,973	$ 24,425

Impaired loans including troubled debt restructurings	$ 34,144	$ 43,218

Nonperforming loans to total loans	0.55%	0.94%
Nonperforming assets to total assets	0.45%	0.77%

Performing troubled debt restructured loans	$ 17,650	$ 17,714
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	9,841	18,531
Total troubled debt restructured loans	$ 27,491	$ 36,245

Total nonperforming assets decreased by $9.5 million, or 38.7%, to $15.0 million during the nine-month period ended September 30, 2014.  The decrease in nonperforming assets primarily resulted from the sale, to an independent party, of a single commercial relationship consisting of three loans totaling $6.7 million.  The three loans were accounted for as troubled debt restructurings.  The Company received proceeds of $4.3 million and recognized charge offs of $2.4 million as a result of the sale.  The amount charged-off had previously been specifically allocated for by the Company.  In addition, one commercial credit of $1.4 million was removed from the impaired category due to improved performance.

Net recoveries totaled $782,000 in the third quarter of 2014, versus net charge-offs of $831,000 during the third quarter of 2013 and net charge-offs of $532,000 during the second quarter of 2014.

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

Total impaired loans decreased by $9.1 million, or 21.0%, to $34.1 million at September 30, 2014 from $43.2 million at December 31, 2013.  The decrease in the impaired loans category was primarily due to the sale proceeds received and charge offs recognized on a single commercial relationship consisting of three impaired loans totaling $6.7 million.  In addition, one commercial credit of $1.4 million was removed from the impaired category due to improved performance.

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

At September 30, 2014, the allowance for loan losses was 1.72% of total loans outstanding, versus 1.92% of total loans outstanding at December 31, 2013.  At September 30, 2014, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not continue to improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

As of September 30, 2014, on the basis of management’s review of the loan portfolio, the Company had 93 credits totaling $159.7 million on the classified loan list versus 98 credits totaling $165.1 million on December 31, 2013. As of September 30, 2014, the Company had $95.2 million of assets classified as Special Mention, $64.5 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $90.4 million, $72.1 million, $0 and $0, respectively at December 31, 2013.

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

The allowance for loan losses decreased 4.9%, or $2.4 million, from $48.8 million at December 31, 2013 to $46.4 million at September 30, 2014.  Pooled loan allocations increased from $39.5 million at December 31, 2013 to $39.9 million at September 30, 2014, which was due to an increase in pooled loan balances as well as management’s view of current credit quality and the current economic environment.  Impaired loan allocations decreased $2.8 million from $9.3 million at December 31, 2013 to $6.5 million at September 30, 2014.  This decrease in impaired allocations was primarily due to decreases in the allocations of existing impaired loans as well as reductions to the impaired loans category.  The unallocated component of the allowance for loan losses was $3.4 million at September 30, 2014 and $3.5 million at December 31, 2013.  While general trends in the overall economy and credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions.

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

Economic conditions in the Company’s markets have generally continued to improve and stabilize, and management is cautiously optimistic that the recovery is positively impacting its borrowers.  The unemployment rate in Indiana of 5.8% is below the national rate of 5.9%.  In addition the unemployment rate of the Indiana counties we operate in has declined as compared to a year ago.  While unemployment figures have improved since a year ago, the labor participation rate remains lower than one year ago.  While the Company has seen indications of improved economic conditions in its markets, including commercial real estate activity and manufacturing growth, they are not wide spread or particularly strong improvements.  The Company’s continued growth strategy promotes diversification among industries as well as continued focus on enforcement of a strong credit environment and an aggressive position in loan work-out situations. Although the Company believes that historical industry-specific issues in the Company’s markets have improved, the economic environment impacting the Company’s entire geographic footprint will continue to present challenges.

Sources of Funds

The following table summarizes deposits and borrowings as of September 30, 2014 and December 31, 2013:

			Current
	September 30,	December 31,	Period
(dollars in thousands)	2014	2013	Change
Non-interest bearing demand deposits	$ 515,696	$ 479,606	$ 36,090
Interest bearing demand, savings & money market accounts	1,388,725	1,338,653	50,072
Time deposits under $100,000	283,561	291,566	(8,005)
Time deposits of $100,000 or more	701,690	436,243	265,447
Total deposits	2,889,672	2,546,068	343,604
Short-term borrowings	68,578	261,876	(193,298)
Long-term borrowings	35	37	(2)
Subordinated debentures	30,928	30,928	0
Total borrowings	99,541	292,841	(193,300)
Total funding sources	$ 2,989,213	$ 2,838,909	$ 150,304

Deposits and Borrowings

Total deposits increased by $343.6 million, or 13.5%, from December 31, 2013.  The growth in deposits consisted of $149.9 million in core deposit growth and an increase of $193.7 million in brokered deposits.  Core deposit growth was concentrated in other time deposits of $100,000 or more, non-interest bearing demand deposits, public fund certificates of deposit of $100,000 or more, interest bearing transaction accounts and money market accounts.  The increase in money market balances as well as a decline in time deposits under $100,000 was reflective of the ongoing low interest rate environment and consumers’ desire to keep funds in a more liquid short-term deposit vehicle, in anticipation of higher rates in the future.  Total brokered deposits were $219.7 million at September 30, 2014 compared to $26.0 million at December 31, 2013.  Total public funds deposits, including public funds transaction accounts, were $740.2 million at September 30, 2014 compared to $648.2 at December 31, 2013.

Total borrowings decreased by $193.3 million, or 66.0%, from December 31, 2013.  Most of the decrease was from a decrease in short-term advances from the Federal Home Loan Bank of Indianapolis, securities sold under agreements to repurchase and federal funds purchased.  The Company used wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to fund part of its loan growth and to help maintain its desired interest rate risk position.

Capital

As of September 30, 2014, total stockholders’ equity was $351.9 million, an increase of  $30.0 million, or 9.3%, from $321.9 million at December 31, 2013.  In addition to net income of $32.7 million, other significant changes in equity during the first nine months of 2014 included $10.1 million of dividends paid. The accumulated other comprehensive income component of equity increased $5.1 million during the nine months ended September 30, 2014, driven by changes in the fair values of available-for-sale securities.  The impact on equity by other comprehensive income is not included in regulatory capital.  The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The actual capital amounts and ratios of the Company and the Bank as of September 30, 2014 and December 31, 2013, are presented in the table below:

					Minimum Required to
			Minimum Required		Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014:
Total Capital (to Risk
Weighted Assets)
Consolidated	$ 409,758	14.40%	$ 227,635	8.00%	$ 284,544	10.00%
Bank	$ 396,269	13.95%	$ 227,200	8.00%	$ 284,000	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$ 374,057	13.15%	$ 113,818	4.00%	$ 170,726	6.00%
Bank	$ 360,634	12.70%	$ 113,600	4.00%	$ 170,400	6.00%
Tier I Capital (to Average Assets)
Consolidated	$ 374,057	11.18%	$ 133,850	4.00%	$ 167,313	5.00%
Bank	$ 360,634	10.83%	$ 133,168	4.00%	$ 166,460	5.00%

As of December 31, 2013:
Total Capital (to Risk
Weighted Assets)
Consolidated	$ 382,951	14.23%	$ 215,229	8.00%	$ 269,036	10.00%
Bank	$ 373,685	13.92%	$ 214,704	8.00%	$ 268,380	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$ 349,134	12.98%	$ 107,614	4.00%	$ 161,422	6.00%
Bank	$ 339,949	12.67%	$ 107,352	4.00%	$ 161,028	6.00%
Tier I Capital (to Average Assets)
Consolidated	$ 349,134	11.25%	$ 124,152	4.00%	$ 155,190	5.00%
Bank	$ 339,949	10.98%	$ 123,809	4.00%	$ 154,761	5.00%

Beginning January 1, 2015, the Company and Bank will be subject to the new capital regulations of Basel III.  The new regulations establish higher minimum risk-based capital ratio requirements, a new common equity Tier 1 risk-based capital ratio and a new capital conservation buffer.  The new regulations also include revisions to the definition of capital and changes in the risk-weighting on certain assets.  To be considered “well capitalized,” as well as in compliance with the capital conservation buffer, a financial institution must maintain a 7.0%  common equity Tier 1 risk-based capital ratio, an 8.5% Tier 1 risk-based capital ratio and a 10.5% total risk-based capital ratio.  The capital conservation buffer is being phased-in and will be in full effect beginning January 1, 2019.  Under the new regulations, all financial institutions must maintain a Tier 1 leverage ratio of 4% to be considered “adequately capitalized” and 5% to be considered “well-capitalized.”  Management has completed a preliminary analysis of the impact of these new regulations to the capital ratios of both the Company, and the Bank and estimates that the ratios for both the Company and the Bank would exceed the capital ratio requirements to be considered “well-capitalized” and in compliance with the capital conservation buffer under Basel III if they were effective at September 30, 2014.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The Corporate Risk Committee of the Board of Directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in July 2014. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income but does not necessarily indicate the effect on future net interest income. The Company, through its Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the types of loans, investments, and deposits that currently fit the Company’s needs, as determined by its Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. The Company continually evaluates the assumptions used in the model.  Additionally, during 2014 an adjustment was made impacting interest expense on deposits under the various interest rate scenarios which increased model precision.  The balance sheet structure is considered to be within acceptable risk levels.

Results for the base, falling 100 basis points, rising 100 basis points, and rising 300 basis points interest rate scenarios are listed below based upon the Company’s rate sensitive assets and liabilities at September 30, 2014. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

		Falling	Rising	Rising
(dollars in thousands)	Base	(100 Basis Points)	(100 Basis Points)	(300 Basis Points)
Net interest income	$ 106,280	$ 96,566	$ 112,418	$ 127,636
Variance from Base		$ (9,714)	$ 6,138	$ 21,356
Percent of change from Base		(9.14)%	5.78%	20.09%

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2014.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2014, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 30, 2014 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

July 1-31	4,538	$ 39.45	0	$ 0
August 1-31	482	36.58	0	0
September 1-30	0	0	0	0

Total	5,020	$ 39.17	0	$ 0

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and September 30, 2013; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and September 30, 2013; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013; and (v) Notes to Unaudited Consolidated Financial Statements.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

September 30, 2014

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: November 10, 2014	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: November 10, 2014	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer

Date: November 10, 2014	/s/ Teresa A. Bartman
Teresa A. Bartman – Senior Vice President-
Finance and Controller