Form 10-K
period 2014-12-31
LAKELAND FINANCIAL CORP
filed 2015-03-05
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $595,912,322.

Number of shares of common stock outstanding at February 25, 2015: 16,604,568

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 14, 2015 are incorporated by reference into Part III hereof.

LAKELAND FINANCIAL CORPORATION
Annual Report on Form 10-K

PART I

ITEM 1. BUSINESS

The Company

Lakeland Financial Corporation (“Lakeland Financial”), an Indiana corporation incorporated in 1983, is a bank holding company headquartered in Warsaw, Indiana that provides, through its wholly-owned subsidiary Lake City Bank (the “Bank” and together with Lakeland Financial, the “Company”), a broad array of products and services throughout its Northern and Central Indiana markets. The Company offers commercial and consumer banking services, as well as trust and wealth management, brokerage, and treasury management commercial services. The Company serves a wide variety of industries including, among others, manufacturing, agriculture, construction, retail, services, health care and transportation. The Company’s customer base is similarly diverse. The Company is not dependent upon any single industry or customer. At December 31, 2014, Lakeland Financial had consolidated total assets of $3.4 billion and was the fourth largest independent bank holding company headquartered in the State of Indiana.

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

Bank’s Business. The Bank was originally organized in 1872 and has continuously operated under the laws of the State of Indiana since its organization. As of December 31, 2014, the Bank had 46 offices in fourteen counties throughout Northern and Central Indiana. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s activities cover all phases of commercial banking, including deposit products, commercial and consumer lending, retail and merchant credit card services, corporate treasury management services, and wealth advisory, trust and brokerage services.

The Bank’s business strategy is focused on building long-term relationships with its customers based on top quality service, high ethical standards and safe and sound lending. The Bank operates as a community-based financial services organization augmented by experienced, centralized support in select critical areas. The Bank’s local market orientation is reflected in its regional management, which divides the Bank’s market area into five distinct geographic regions each headed by a retail and commercial regional manager. This arrangement allows decision making to be as close to the customer as possible and enhances responsiveness to local banking needs. Despite this local market, community-based focus, the Bank offers many of the products and services available at much larger regional and national competitors. While our strategy encompasses all phases of traditional community banking, including consumer lending and wealth advisory and trust services, we focus on building expansive commercial relationships and developing retail and commercial deposit gathering strategies through relationship-based client services. Substantially all of the Bank’s assets and income are located in and derived from the United States. At December 31, 2014, the Company had 496 full-time equivalent employees. The Company is not a party to any collective bargaining agreements, and employee relations are considered good.

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

Expansion Strategy. Since 1990, the Company has expanded from 17 offices in four Indiana counties to 46 branches in fourteen Indiana counties primarily through de novo branching. During this period, the Company has grown its assets from $286 million to $3.4 billion, an increase of 1,104%. Mergers and acquisitions have not played a role in this growth as the Company’s expansion strategy has been driven by organic growth. The Company has opened four de novo branches in the past five years.

Over the past fifteen years, the Company has primarily targeted growth in the larger cities located in Northern Indiana and the Indianapolis market in Central Indiana. The Company believes these areas offer above average growth potential with attractive demographics and potential for commercial lending opportunities. The Company considers expanding into a market when the Company believes that market would be receptive to its strategic plan to deliver broad-based financial services with a commitment to local communities. When entering new markets, the Company believes it is critical to attract experienced local management and staff with a similar philosophy in order to provide a basis for success. The Company previously announced plans to build a fourth de novo office in Indianapolis, as well as to lease office space in downtown Fort Wayne upon completion of a major construction project currently underway. The Company does not currently have any definitive understandings or agreements for any acquisitions.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, are detailed in the “Risk Factors” section included under Item 1A. of Part I of this Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	the effects of future economic, business and market conditions and changes, both domestic and foreign, including seasonality;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;

•	changes in the scope and cost of FDIC insurance, the state of Indiana’s Public Deposit Insurance Fund and other coverages;

•	changes in accounting policies, rules and practices;

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

•	the failure of assumptions and estimates used in our reviews of our loan portfolio and our analysis of our capital position;

•	cyber-security risks and or cyber-security damage that could result from attacks on networks or data of the Company; and

•	other factors and risks described under “Risk Factors” herein.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. For additional information regarding these and other risks, uncertainties and other factors, please review the disclosure in this annual report under “Risk Factors.”

Internet Website

The Company maintains an internet site at www.lakecitybank.com. The Company makes available free of charge in the Investor Relations section on this site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”). All such documents filed with the SEC are also available for free on the SEC’s website (www.sec.gov). The Company’s Articles of Incorporation, Bylaws, Code of Conduct and the charters of its various committees of the Board of Directors are also available on the website.

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Indiana Department of Financial Institutions (the “DFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the Bureau of Consumer Financial Protection (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (the “Treasury”) have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable laws or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

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

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represented a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; with respect to mortgage lending, (i) significantly expanded  requirements applicable to loans secured by 1-4 family residential real property, (ii) imposed strict rules on mortgage servicing, and (iii) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; repealed the prohibition on the payment of interest on business checking accounts; restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; in the so-called “Volcker Rule,” subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; provided for enhanced regulation of advisers to private funds and of the derivatives markets; enhanced oversight of credit rating agencies; and prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues.

Numerous provisions of the Dodd-Frank Act were required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but are not yet final. Although the reforms primarily targeted systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company and the Bank will continue to evaluate the effect of the Dodd-Frank Act; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

The Increasing Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a financial institution available to absorb losses. Because of the risks attendant to their business, depository institutions are generally required to hold more capital than other businesses, which directly affects earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role has become fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. Once fully implemented, these standards will represent regulatory capital requirements that are meaningfully more stringent than those in place previously.

The Company and Bank Required Capital Levels. Bank holding companies have had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis as stringent as those required for insured depository institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” were restricted to those capital instruments that are considered to be Tier 1 Capital for insured depository institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets as of December 31, 2009, they may be retained as Tier I Capital subject to certain restrictions. Because the Company had assets of less than $15 billion, it was able to meet the requirements and maintain its trust preferred proceeds as Tier 1 Capital but will have to comply with the revised capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.

The minimum capital standards effective for the year ended December 31, 2014 were:

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

        For these purposes, “Tier 1 Capital” consisted primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). “Total Capital” consisted primarily of Tier 1 Capital plus “Tier 2 Capital,” which included other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and a portion of the Bank’s allowance for loan and lease losses. Further, risk-weighted assets for the purpose of the risk-weighted ratio calculations were balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 100% were applied.

The capital standards described above are minimum requirements and were increased beginning January 1, 2015 under Basel III, as discussed below. Bank regulatory agencies uniformly encourage banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept roll-over or renew brokered deposits. Under the capital regulations of the FDIC and Federal Reserve, in order to be “well-capitalized,” a banking organization, for the year ended December 31, 2014, must have maintained:

•	A leverage ratio of Tier 1 Capital to total assets of 5% or greater,
•	A ratio of Tier 1 Capital to total risk-weighted assets of 6% or greater, and
•	A ratio of Total Capital to total risk-weighted assets of 10% or greater.

The FDIC and Federal Reserve guidelines also provide that banks and bank holding companies experiencing internal growth or making acquisitions would be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the agencies will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activities.

Higher capital levels could also be required if warranted by the particular circumstances or risk profile of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Prompt Corrective Action. A banking organization’s capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2014: (i) the Bank was not subject to a directive from its regulatory agencies to increase its capital and (ii) the Bank was “well-capitalized,” as defined by Federal Reserve regulations. As of December 31, 2014, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.

The Basel International Capital Accords. The risk-based capital guidelines described above are based upon the 1988 capital accord  known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

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

U.S. Implementation of Basel III. In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements previously, which were in the form of guidelines, Basel III was released in the form of regulations by each of the federal regulatory agencies. The Basel III Rule is applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).

The Basel III Rule not only increased most of the required minimum capital ratios as of January 1, 2015, but it introduced the concept of “Common Equity Tier 1 Capital,” which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests, subject to certain regulatory adjustments. The Basel III Rule also established more stringent criteria for instruments to be considered “Additional Tier 1 Capital” (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that qualified as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other nonqualifying capital instruments currently included in consolidated Tier 1 Capital were permanently grandfathered under the Basel III Rule, subject to certain restrictions. Noncumulative perpetual preferred stock, which formerly qualified as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will instead qualify as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

As of January 1, 2015, the Basel III Rule requires:

•	A new minimum ratio of Common Equity Tier 1 Capital to risk-weighted assets of 4.5%;
•	An increase in the minimum required amount of Tier 1 Capital to 6% of risk-weighted assets;
•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•	A minimum leverage ratio of Tier 1 Capital to total assets equal to 4% in all circumstances.

The Basel III Rule maintained the general structure of the prompt corrective action framework, while incorporating the increased requirements and adding the Common Equity Tier 1 Capital ratio. In order to be “well-capitalized” under the new regime, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% of risk-weighted assets in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The leverage ratio is not impacted by the conservation buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the capital conservation buffer.

As discussed above, most of the capital requirements are based on a ratio of specific types of capital to “risk-weighted assets.” Not only did Basel III change the components and requirements of capital, but, for nearly every class of financial assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the United States that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, the Basel III Rule did not effect this change, and banking institutions will continue to apply a risk weight of 50% or 100% to their exposure from residential mortgages.

Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the previous treatment, which neutralized such effects. Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted the Basel III Rule with a one-time election for smaller institutions like the Company and the Bank to opt-out of including most elements of AOCI in regulatory capital. This opt-out, which must be made in the first quarter of 2015, would exclude from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. The Company and the Bank expect to make this election to avoid variations in the level of their capital depending on fluctuations in the fair value of their securities portfolio.

Banking institutions (except for large, internationally active financial institutions) became subject to the Basel III Rule on January 1, 2015, and both the Company and the Bank are currently in compliance with the new required ratios. There are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2016 and extend until 2019.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Company elected to, and continues to operate as, a financial holding company. Maintaining financial holding company status requires that the Bank remain “well-capitalized” and “well-managed” as defined by regulation and maintain at least a “satisfactory” rating under the Community Reinvestment Act. In addition, under the Dodd-Frank Act, the Company must also remain well-capitalized and well-managed to maintain its financial holding company status. If the Company or the Bank fails to continue to meet these requirements, the Company could be subject to restrictions on new activities and acquisitions and/or be required to cease and possibly divest of operations that conduct existing activities that are not permissible for a bank holding company that is not a financial holding company.

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

Dividend Payments. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Indiana corporation, the Company is subject to the limitations of the Indiana General Business Corporation Law, which prohibit the Company from paying dividends if the Company is, or by payment of the dividend would become, insolvent, or if the payment of dividends would render the Company unable to pay its debts as they become due in the usual course of business. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—The Increasing Regulatory Emphasis on Capital” above.

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

The Bank

General. The Bank is an Indiana-chartered bank, the deposit accounts of which are insured by the Deposit Insurance Fund (“the DIF”) to the maximum extent provided under federal law and FDIC regulations. The Bank is also a member of the Federal Reserve System (a “member bank”). As an Indiana-chartered, FDIC-insured member bank, the Bank is presently subject to the examination, supervision, reporting and enforcement requirements of the DFI, the chartering authority for Indiana banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of the DIF.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. For deposit insurance assessment purposes, an insured depository institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 2.5 basis points to 45 basis points. While in the past an insured depository institution’s assessment base was determined by its deposit base, amendments to the Federal Deposit Insurance Act revised the assessment base so that it is calculated using average consolidated total assets minus average tangible equity. This change shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. In light of the significant increase in depository institution failures in 2008-2010 and the increase of deposit insurance limits, the DIF incurred substantial losses during recent years. To bolster reserves in the DIF, the Dodd-Frank Act increased the minimum reserve ratio of the DIF to 1.35% of insured deposits and deleted the statutory cap for the reserve ratio. In December 2010, the FDIC set the designated reserve ratio at 2%, 65 basis points above the statutory minimum. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease the assessment rates, following notice and comment on proposed rulemaking. As a result, the Bank’s FDIC deposit insurance premiums could increase.

FICO Assessments. In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2014 was approximately 0.620 basis points (62 cents per $100 of assessable deposits).

Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of the DFI. The amount of the assessment is calculated on the basis of the bank’s total assets. During the year ended December 31, 2014, the Bank paid supervisory assessments to the DFI totaling $224,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, financial institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also included a liquidity framework that requires financial institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of financial institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, certain elements are expected to filter down to all insured depository institutions. The Company and the Bank are reviewing their liquidity risk management policies in light of the LCR and NSFR.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the Bank’s net income for the year-to-date combined with its retained net income for the previous two years. Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the Bank. Without Federal Reserve approval, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s calendar year-to-date net income plus the bank’s retained net income for the two preceding calendar years.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2014. As of December 31, 2014, approximately $59.6 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the Federal Reserve may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—The Increasing Regulatory Emphasis on Capital” above.

Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates”. The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates as of July 21, 2011, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each financial institution is responsible for establishing its own procedures to achieve those goals. If a financial institution fails to comply with any of the standards set forth in the guidelines, the financial institution’s primary federal regulator may require the financial institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the financial institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the financial institution to increase its capital, restrict the rates the financial institution pays on deposits or require the financial institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cyber-security are critical sources of operational risk that financial institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

Branching Authority. Indiana banks, such as the Bank, have the authority under Indiana law to establish branches anywhere in the State of Indiana, subject to receipt of all required regulatory approvals.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches has historically been permitted only in those states the laws of which expressly authorize such expansion. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.

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

Transaction Account Reserves. Federal Reserve regulations require insured depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2015: the first $14.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $14.5 million to $103.6 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $103.6 million, the reserve requirement is $2,673,000 plus 10% of the aggregate amount of total transaction accounts in excess of $103.6 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Concentrations in Commercial Real Estate. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on the Bank’s loan portfolio, the Bank does not exceed these guidelines.

Consumer Financial Services

The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages”. In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans do not comply with the ability-to-repay standards described below. The risk retention requirement generally is 5%, but could be increased or decreased by regulation. The Bank does not currently expect the CFPB’s rules to have a significant impact on its operations, except for higher compliance costs.

Ability-to-Repay Requirement and Qualified Mortgage Rule. On January 10, 2013, the CFPB issued a final rule implementing the Dodd-Frank Act’s ability-to-repay requirements. Under the final rule, lenders, in assessing a borrower’s ability to repay a mortgage-related obligation, must consider eight underwriting factors:  (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.

Further, the final rule clarified that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the rule mandated that the monthly payment be calculated on the highest payment that will occur in the first five years of the loan, and required that the borrower’s total debt-to-income ratio generally may not be more than 43%. The final rule also provided that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership), or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service, are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provided for a rebuttable presumption of lender compliance for those loans. The final rule also applied the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibited prepayment penalties (subject to certain exceptions) and set forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.

Mortgage Loan Originator Compensation. As a part of the overhaul of mortgage origination practices, mortgage loan originators’ compensation was limited such that they may no longer receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan. Further, the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans was limited to 3.0% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both. These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.

Servicing. The CFPB was also required to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing through rulemaking. The servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property. The servicing rules also called for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures. The rules provided for an exemption from most of these requirements for “small servicers”. A small servicer is defined as a loan servicer that services 5,000 or fewer mortgage loans and services only mortgage loans that they or an affiliate originated or own.

Additional Constraints on the Company and Bank

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Volcker Rule. In addition to other implications of the Dodd-Frank Act discussed above, the Act amended the BHCA to require the federal regulatory agencies to adopt rules that prohibit banking entities and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule. Thereafter, in reaction to industry concern over the adverse impact to community banks of the treatment of certain collateralized debt instruments in the final rule, the federal regulatory agencies approved an interim final rule to permit financial institutions to retain interests in collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) from the investment prohibitions contained in the final rule. Under the interim final rule, the regulatory agencies permitted the retention of an interest in or sponsorship of covered funds by banking entities if the following qualifications were met: (i) the TruPS CDO was established, and the interest was issued, before May 19, 2010;  (ii) the banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in qualifying TruPS collateral; and (iii) the banking entity's interest in the TruPS CDO was acquired on or before December 10, 2013.

Although the Volcker Rule has significant implications for many large financial institutions, the Company does not currently anticipate that it will have a material effect on the operations of the Company or the Bank, particularly as the Company does not own any TruPS CDOs. The Company may incur costs if it is required to adopt additional policies and systems to ensure compliance with certain provisions of the Volcker Rule, but any such costs are not expected to be material.

ITEM 1A. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

A downturn in the general economic or business conditions, where our business is concentrated, could have an adverse effect on our business, results of operations and financial condition.

We operate branch offices in five geographical markets concentrated in Northern Indiana and three full service offices in Central Indiana in the Indianapolis market. We have divided our Northern Indiana markets into four distinct regions, the North Region, the South Region, the East Region and the West Region. Our most mature market, the South Region, includes Kosciusko County and portions of contiguous counties. The Bank was founded in this market in 1872. Warsaw is this region’s primary city. The Bank entered the North Region in 1990, which includes portions of Elkhart and St. Joseph counties. This region includes the cities of Elkhart and South Bend. The Central Region includes portions of Elkhart County and contiguous counties and is anchored by the city of Goshen. The North and Central regions represent relatively older markets for us with nearly 25 years of business activity. We entered the East Region in 1999, which includes Allen and DeKalb counties. Fort Wayne represents the primary city in this market. We have experienced rapid commercial loan growth in this market over the past 14 years. We entered the Indianapolis market in 2006 with the opening of a loan production office in Hamilton County and opened a full service retail and commercial branch in late 2011. We opened a second office in the Indianapolis market in January 2014 and a third in December 2014.

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

As reported for December 2014, the 14 counties in which we operate had unemployment rates between 4.1% and 6.4%, which represent a considerable improvement from prior years. If the overall economic climate in the United States, generally, and our market areas, specifically, fails to continue to improve, our financial condition and the results of operations could be affected, including the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Additionally, we could experience a lack of demand for our products and services, an increase in loan delinquencies and defaults and high or increased levels of problem assets and foreclosures. Moreover, because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

Commercial and industrial and agri-business loans were $1.309 billion, or approximately 47.4% of our total loan portfolio, as of December 31, 2014. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the borrower involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the general economy. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Whenever possible, we require a personal guarantee on commercial loans. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could adversely affect our business, results of operations and growth prospects.

Our loan portfolio includes commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate loans were $1.026 billion, or approximately 37.1% of our total loan portfolio, as of December 31, 20143. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, continued adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

At December 31, 2014, consumer loans totaled $49.5 million, or 1.8% of our total loan and lease portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to commercial loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

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

At December 31, 2014, our allowance for loan losses as a percentage of total loans was 1.67% and as a percentage of total nonperforming loans was 338%. Because of the nature of our loan portfolio and our concentration in commercial and industrial loans, which tend to be larger loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance for loan losses is adequate to absorb probable losses on any existing loans, we cannot predict loan losses with certainty and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, results of operations and financial condition.

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

During the recent recession, the financial services industry and the credit markets generally were materially and adversely affected by significant declines in asset values and historically depressed levels of liquidity. The liquidity issues were also particularly acute for regional and community banks, as many of the larger financial institutions curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than national and super-regional banks because of their smaller size and limited analyst coverage. Although availability has improved since the beginning of the recession, any decline in available funding, similar to the decline experienced during the recession, could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, results of operations and financial condition.

Any action or steps to change coverages or eliminate Indiana’s Public Deposit Insurance Fund could require us to find alternative, higher-cost funding sources to replace public fund deposits or to provide for collateralization of these deposits.

Approximately 26% of our deposits are concentrated in public funds from a small number of municipalities and government agencies. A shift in funding away from public fund deposits would likely increase our cost of funds, as the alternate funding sources, such as brokered certificates of deposit, are higher-cost, less favorable deposits. The inability to maintain these public funds on deposit could result in a material adverse effect on the Bank’s liquidity and could materially impact our ability to grow and remain profitable.

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

The banking and financial services business in our market is highly competitive. Our competitors include large national and regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions, farm credit services and other nonbank financial service providers. Many of these competitors are not subject to the same regulatory restrictions as we are and are able to provide customers with a feasible alternative to traditional banking services.

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

The Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. We face significant capital and other regulatory requirements as a financial institution, which were heightened with the implementation of the Basel III rule on January 1, 2015. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

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

In addition, in July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rules. The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).

The Basel III Rules became effective on January 1, 2015, with a phase in period through 2019 for many of the changes. The Basel III Rules not only increase most of the required minimum regulatory capital ratios, they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rules also expand the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that formerly qualified as Tier 1 Capital will not qualify or their qualifications will change when the Basel III Rules are fully implemented. However, the Basel III Rules permit banking organizations with less than $15 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Basel III Rules have maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital.

These provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of our business activities and may change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. Although we are currently compliant with the Basel III Rules, these changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply and could therefore also materially and adversely affect our business, financial condition and results of operations.

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

In addition, our business depends on earning and maintaining the trust of our customers and communities. Harm to our reputation could arise from numerous sources, including employee misconduct, compliance failures, litigation or our failure to deliver appropriate levels of service. If any events or circumstances occur which could undermine our reputation, there can be no assurance that the additional costs and expenses we may incur as a result would not have an adverse impact on our business.

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

The Company’s information systems may experience an interruption or breach in security and cyber-attacks, all if which could have a material adverse effect on the Company’s business.

The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business. Additionally, in the normal course of business, the Company collects, processes and retains sensitive and confidential information regarding our customers. As the Company’s reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company’s customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of a cyber-attacks (such as unauthorized access to the Company’s systems). These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites. The Company is not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. However, applying guidance from FFIEC, the Company has analyzed and will continue to analyze security related to device specific considerations, user access topics, transaction-processing and network integrity.

The Company also faces risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding the Company’s customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and its processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that the Company does not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact the Company through no fault of its own, and in some cases it may have exposure and suffer losses for breaches or attacks relating to them. Further cyber-attacks or other breaches in the future, whether affecting the Company or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on the Company’s business. To the extent we are involved in any future cyber-attacks or other breaches, the Company’s reputation could be affected, would could also have a material adverse effect on the Company’s business, financial condition or results of operations.

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

ITEM 2. PROPERTIES

The Company is headquartered in the main office building of the Bank at 202 E. Center Street, Warsaw, Indiana. The Company operates in 53 locations, 48 of which are owned by the Bank and five of which are leased from third parties. In addition, the Company leases the real estate for its four freestanding ATMs.

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

	2014			2013
			Cash			Cash
	High*	Low*	Dividend	High*	Low*	Dividend
Fourth quarter	$44.15	$36.98	$0.21	$39.32	$31.72	$0.19
Third quarter	$39.93	$35.50	$0.21	$34.69	$27.74	$0.19
Second quarter	$41.26	$34.96	$0.21	$28.50	$25.26	$0.19
First quarter	$41.46	$35.31	$0.19	$27.02	$23.92	$0.00	(1)

(1) The Company declared and paid the fourth quarter 2012 dividend in the fourth quarter of 2012 instead of the first quarter of 2013 because of possible tax increases on dividends to individuals.

*  The trading ranges are the high and low prices as obtained from The Nasdaq Stock Market.

The common stock of the Company was first quoted on The Nasdaq Stock Market under the symbol LKFN in August 1997. Currently, the Company’s common stock is listed for trading on the Nasdaq Global Select Market under the symbol “LKFN”. On December 31, 2014, the Company had approximately 351 stockholders of record and estimates that it has approximately 2,100 stockholders in total.

The Company paid dividends on its common stock as set forth in the table above. The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2014 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available
	Number of securities to be	Weighted-average	for future issuance
	issued upon exercise of	exercise price of	under equity
Plan category	outstanding options	outstanding options	compensation plans
Equity compensation plans
approved by security
holders(1)(2)(3)	57,918	$22.95	215,275

Equity compensation plans
not approved by security
holders	0	0.00	0
Total	57,918	$22.95	215,275

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

Total Return Performance
350
300
250
200
150
100
50
Index Value
Lakeland Financial Corporation
NASDAQ Composite
NASDAQ Bank Index
2009
2010
2011
2012
2013
2014

INDEX	2009	2010	2011	2012	2013	2014
Lakeland Financial Corporation	$100.00	$128.54	$159.24	$164.30	$252.70	$287.91
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
NASDAQ Bank Index	100.00	114.16	102.17	121.26	171.86	180.31

The above returns assume $100 invested on December 31, 2009 and dividends were reinvested.

The following table provides information about purchases by the Company and its affiliates during the quarter ended December 31, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

10/01/14-10/31/14	0	$0.00	0	$0.00
11/01/14-11/30/14	425	41.45	0	0.00
12/01/14-12/31/14	0	0.00	0	0.00

Total	425	$41.45	0	$0.00

The shares purchased during the quarter were credited to the deferred share accounts of eight nonemployee directors under the Company’s directors’ deferred compensation plan.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands except share and per share data)	2014	2013	2012	2011	2010
Ending period balances
Assets	$3,443,284	$3,175,764	$3,064,144	$2,889,688	$2,681,926
Deposits	2,873,120	2,546,068	2,581,756	2,412,696	2,201,025
Loans	2,762,320	2,535,098	2,257,520	2,233,709	2,089,959
Allowance for loan losses	46,262	48,797	51,445	53,400	45,007
Total equity	361,385	321,964	297,828	273,289	247,086
Average balances
Total assets	$3,318,271	$3,009,738	$2,976,239	$2,792,770	$2,652,624
Earning assets	3,137,082	2,833,505	2,720,783	2,642,158	2,522,360
Investments	475,068	474,711	477,010	447,620	430,615
Loans	2,650,678	2,343,422	2,216,131	2,148,046	2,049,209
Total deposits	2,797,929	2,505,341	2,505,195	2,325,964	2,132,608
Interest bearing deposits	2,299,578	2,087,870	2,151,094	2,015,440	1,866,184
Interest bearing liabilities	2,461,352	2,265,303	2,316,375	2,206,714	2,107,351
Total equity	343,135	310,627	287,866	260,335	262,861
Income statement data
Net interest income	$102,303	$90,439	$87,671	$92,080	$92,653
Net interest income-fully tax equivalent	104,232	92,235	89,277	93,664	94,028
Provision for loan loss	0	0	2,549	13,800	23,947
Non-interest income	30,053	30,737	25,196	22,205	21,509
Non-interest expense	66,166	62,778	57,742	55,105	53,435
Net income	43,805	38,839	35,394	30,662	24,543
Net income available to shareholders	43,805	38,839	35,394	30,662	21,356
Per share data
Basic net income per common share	$2.65	$2.36	$2.17	$1.89	$1.32
Diluted net income per common share	2.61	2.33	2.15	1.88	1.32
Cash dividends declared per common share	0.82	0.57	0.84	0.62	0.62
Dividend payout	31.42%	24.46%	38.84%	32.98%	46.97%
Book value per common share	21.83	19.54	18.18	16.85	15.28
Basic weighted average common shares outstanding	16,535,530	16,436,131	16,323,870	16,204,952	16,120,606
Diluted weighted average common shares outstanding	16,781,455	16,634,338	16,482,937	16,324,644	16,213,747
Key ratios
Return on average assets	1.32%	1.29%	1.19%	1.10%	0.93%
Return on average total equity	12.77%	12.50%	12.30%	11.78%	9.34%
Equity to average assets	10.34%	10.32%	9.67%	9.32%	9.91%
Net interest margin	3.32%	3.26%	3.28%	3.54%	3.73%
Efficiency	49.99%	51.81%	51.16%	48.22%	46.81%
Asset Quality
Net charge offs to average loans	0.10%	0.11%	0.20%	0.25%	0.54%
Loan loss reserve to total loans	1.67%	1.92%	2.28%	2.39%	2.15%
Loan loss reserve to nonperforming loans	337.51%	203.79%	166.60%	135.27%	121.90%
Nonperforming assets to total loans	0.51%	0.96%	1.40%	1.86%	1.95%
Other Data
Full-time equivalent employees	496	497	493	482	467
Offices	46	45	45	44	43

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income in 2014 was $43.8 million, up 13% from $38.8 million in 2013 and up from $35.4 million in 2012. Diluted net income per common share was $2.61 in 2014, $2.33 in 2013 and $2.15 in 2012. Return on average total assets was 1.32% in 2014 compared to 1.29% in 2013 and 1.19% in 2012. Return on average common shareholders’ equity was 12.77% in 2014 versus 12.50% in 2013, and 12.30% in 2012. The dividend payout ratio with respect to diluted earnings per share was 31.42% in 2014, 24.46% in 2013 and 38.84% in 2012. The equity to average assets ratio was 10.34% in 2014 compared to 10.32% in 2013 and 9.67% in 2012.

Net income in 2014 was positively impacted by an $11.9 million increase in net interest income. Offsetting this positive impact was a $3.4 million increase in noninterest expense and a $684,000 decrease in noninterest income. Net income in 2013, as compared to 2012, was positively impacted by a $5.5 million increase in noninterest income, a $2.8 million increase in net interest income and a $2.5 million decrease in in the provision for loan losses. Offsetting these positive impacts in 2013 was a $5.0 million increase in noninterest expense.

Total assets were $3.443 billion as of December 31, 2014 versus $3.176 billion as of December 31, 2013, an increase of $267.5 million or 8.4%. This increase was primarily due to a $227.2 million increase in total loans.

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

RESULTS OF OPERATIONS

Overview

Selected income statement information for the years ended December 31, 2014, 2013 and 2012 is presented in the following table.

(dollars in thousands)	2014	2013	2012
Income Statement Summary:
Net interest income	$102,303	$90,439	$85,122
Provision for loan losses	0	0	2,549
Noninterest income	30,053	30,737	25,196
Noninterest expense	66,166	62,778	57,742
Other Data:
Efficiency ratio	49.99%	51.81%	51.16%
Dilutive EPS	$2.61	$2.33	$2.15
Tangible capital ratio	10.41%	10.05%	9.63%
Net charge-offs to average loans	0.10%	0.11%	0.20%
Net interest margin	3.32%	3.26%	3.28%
Noninterest income to total revenue	22.71%	25.37%	22.32%

Net Income

Net income was $43.8 million in 2014, an increase of $5.0 million, or 12.8%, versus net income of $38.8 million in 2013. Net interest income increased $11.9 million, or 13.1%, to $102.3 million versus $90.4 million in 2013. Net interest income increased primarily due to a 10.7% increase in average earning assets, driven by an increase of 14.8% in the commercial loan portfolio, which reflects our continuing strategic focus on commercial lending. The net interest margin increased to 3.32% in 2014 versus 3.26% in 2013. The higher margin resulted from a general decline in funding costs as well as higher levels of earning assets.

Net income was $38.8 million in 2013, an increase of $3.4 million, or 9.7%, versus net income of $35.4 million in 2012. Net interest income increased $2.8 million, or 3.2%, to $90.4 million versus $87.7 million in 2012. Net interest income increased primarily due to a 4.1% increase in average earning assets. Significantly affecting average earning assets during 2013 was an increase of 7.4% in the commercial loan portfolio, combined with a decrease in noninterest earning cash and due from banks. In addition, noninterest bearing demand deposits increased while interest bearing liabilities decreased. The net interest margin was 3.26% in 2013 versus 3.28% in 2012. The stable margin reflected a decline in funding costs offset by lower yields on earning assets.

Net Interest Income

The following table presents a three-year average balance sheet and, for each major asset and liability category, its related interest income and yield or its expense and rate for the years ended December 31.

THREE YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

(fully tax equivalent	2014			2013			2012
basis, dollars in	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
thousands)	Balance	Income	Rate	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$2,638,507	$105,317	3.99%	$2,334,857	$98,757	4.23%	$2,206,600	$102,749	4.66%
Tax exempt (1)	12,171	705	5.79	8,565	609	7.11	9,531	660	6.93
Investments: (1)
Available for sale	475,068	13,151	2.77	474,711	10,111	2.13	477,010	12,498	2.62
Short-term investments	5,253	11	0.21	6,515	5	0.08	25,299	24	0.09
Interest bearing deposits	6,083	33	0.54	8,857	50	0.56	2,343	44	1.88
Total earning assets	$3,137,082	$119,217	3.80%	$2,833,505	$109,532	3.87%	$2,720,783	$115,975	4.26%
Less: Allowance for loan losses	(46,831)			(50,651)			(52,795)
Nonearning Assets
Cash and due from banks	75,158			79,014			178,322
Premises and equipment	40,241			36,544			34,945
Other nonearning assets	112,621			111,326			94,984
Total assets	$3,318,271			$3,009,738			$2,976,239

Interest Bearing Liabilities
Savings deposits	$233,657	$507	0.22%	$229,440	$634	0.28%	$195,666	$697	0.36%
Interest bearing checking accounts	1,169,338	4,660	0.40	1,028,224	5,287	0.51	1,002,418	9,012	0.90
Time deposits:
In denominations under $100,000	280,819	3,205	1.14	327,736	4,574	1.40	389,894	6,885	1.77
In denominations over $100,000	615,764	5,196	0.84	502,470	5,250	1.04	563,116	8,073	1.43
Miscellaneous short-term borrowings	130,811	388	0.30	145,030	490	0.34	119,314	441	0.37
Long-term borrowings and
subordinated debentures (4)	30,963	1,029	3.32	32,403	1,062	3.28	45,967	1,590	3.46
Total interest bearing liabilities	$2,461,352	$14,985	0.61%	$2,265,303	$17,297	0.76%	$2,316,375	$26,698	1.15%
Noninterest Bearing Liabilities
Demand deposits	498,351			417,471			354,101
Other liabilities	15,433			16,337			17,897
Stockholders' Equity	343,135			310,627			287,866
Total liabilities and stockholders' equity	$3,318,271			$3,009,738			$2,976,239

Interest Margin Recap
Interest income/average earning assets		119,217	3.80		109,532	3.87		115,975	4.26
Interest expense/average earning assets		14,985	0.48		17,297	0.61		26,698	0.98
Net interest income and margin		$104,232	3.32%		$92,235	3.26%		$89,277	3.28%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2014, 2013 and 2012. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2014, 2013 and 2012, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.
(4)	Long-term borrowings and subordinated debentures interest expense was reduced by interest capitalized on construction in process for 2014 and 2013.

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

NET INTEREST INCOME – RATE/VOLUME ANALYSIS (fully tax equivalent basis, dollars in thousands)

	2014 Over (Under) 2013 (1)			2013 Over (Under) 2012 (1)
	Attributable to		Total	Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Income (2)
Loans:
Taxable	$12,339	$(5,779)	$6,560	$5,760	$(9,752)	$(3,992)
Tax exempt	223	(127)	96	(68)	17	(51)
Investments:
Available for sale	8	3,032	3,040	(60)	(2,327)	(2,387)
Short-term investments	(1)	7	6	(15)	(4)	(19)
Interest bearing deposits	(15)	(2)	(17)	54	(48)	6
Total interest income	12,554	(2,869)	9,685	5,671	(12,114)	(6,443)

Interest Expense
Savings deposits	11	(138)	(127)	109	(172)	(63)
Interest bearing checking accounts	664	(1,291)	(627)	226	(3,951)	(3,725)
Time deposits:
In denominations under $100,000	(602)	(767)	(1,369)	(998)	(1,313)	(2,311)
In denominations over $100,000	1,061	(1,115)	(54)	(802)	(2,021)	(2,823)
Miscellaneous short-term borrowings	(45)	(57)	(102)	89	(40)	49
Long-term borrowings and
subordinated debentures	(48)	15	(33)	(448)	(80)	(528)
Total interest expense	1,041	(3,353)	(2,312)	(1,824)	(7,577)	(9,401)
Net Interest Income	$11,513	$484	$11,997	$7,495	$(4,537)	$2,958

(1)
The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2014, 2013 and 2012. The changes in volume represent "changes in volume times the old rate". The changes in rate represent "changes in rate times the old volume". The changes in rate/volume were also calculated by "change in rate times change in volume" and allocated consistently based upon the relative absolute values of the changes in volume and changes in rate.

(2)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2014, 2013 and 2012. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.

Growth in the commercial loan portfolio accounted for most of the growth in loans, as well as total earning assets during both 2014 and 2013 thereby positively impacting total interest income. Management believes that the growth in the loan portfolio will likely continue in a measured, but prudent, fashion as a result of our strategic focus on commercial lending, including commercial real estate lending, and in conjunction with the general expansion and penetration of the geographical markets the Company serves, including as our ongoing expansion in the Indianapolis market. Growth in loans was funded through an increase in interest bearing deposits. Interest bearing checking accounts represented primarily by public funds increased $141.1 million. In addition demand deposits increased $80.9 million in 2014.

The decreases in the Company’s yields on average earning assets resulted from decreases in market rates overall, including declines in loan portfolio yields during 2014 and 2013, and investment yields during 2013. One factor that contributed to the decline in investment portfolio yields throughout 2013 was an ongoing strategic realignment of the portfolio with respect to private label mortgage-backed securities. Another factor that contributed to the decline in the investment portfolio yields into 2013 was the impact of increased prepayments of agency mortgage-backed securities. In an ongoing effort to reduce the risk of incurring additional other-than-temporary impairment on certain non-agency residential mortgage-backed securities and to improve the overall quality of the securities in the investment portfolio, the Company sold the remaining non-agency residential mortgage-backed securities in September 2013 as part of the ongoing strategic realignment of its securities portfolio. These actions impacted investment portfolio performance as the proceeds from the sale of the higher yielding non-agency residential mortgage-backed securities were invested in lower yielding securities during 2013.

As a result of competitive pressures and the overall low interest rate environment in the market the Company serves, yields on commercial loans declined in 2014. These declines were impacted by more aggressive pricing on new loan opportunities, management’s continued focus on growing the commercial portfolio in a prudent and responsible manner, and by the scheduled amortization of existing fixed rate commercial loans. Cost of funds declined during 2014 driven by continued declines in market rates, in particular, a decrease in the interest rate paid on the Rewards checking product.

Provision for Loan Losses

Despite increases in the size of the overall loan portfolio, no provision for loan loss expense was recorded in 2014 or 2013, resulting in an allowance for loan losses at December 31, 2014 of $46.3 million, which represented 1.67% of the loan portfolio, versus an allowance for loan losses of $48.8 million at the end of 2013, which represented 1.92% of the loan portfolio. The lack of a provision in 2014 and 2013 was attributable to a number of factors but was primarily a result of stabilization or improvement in key loan quality metrics, including a decrease in net charge-offs, strong reserve coverage of nonperforming loans, a decrease in historical loss percentages, continuing signs of stabilization in economic conditions in the Company’s markets and general signs of improvement in borrower performance and future prospects. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

The provision for loan loss expense was $2.5 million in 2012, which resulted in an allowance for loan losses at December 31, 2012 of $51.4 million, and which represented 2.28% of the loan portfolio. Key drivers of the 2012 provision included stabilization or improvement in key loan quality metrics, including a decrease in net charge-offs, strong reserve coverage of nonperforming loans, a decrease in historical loss percentages, continued signs of stabilization in economic conditions in the Company’s markets and general signs of improvement in borrower performance and future prospects. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses.

Noninterest Income

The following table presents changes in the components of noninterest income for the years ended December 31.

				% Change From
				Prior Year
(dollars in thousands)	2014	2013	2012	2014	2013
Wealth advisory fees	$4,072	$3,847	$3,823	5.8%	0.6%
Investment brokerage fees	3,370	4,736	3,061	-28.8%	54.7%
Service charges on deposit accounts	9,495	8,806	8,015	7.8%	9.9%
Loan, insurance and service fees	6,799	6,404	5,876	6.2%	9.0%
Merchant card fee income	1,549	1,265	1,130	22.5%	11.9%
Bank owned life insurance	1,393	1,653	973	-15.7%	69.9%
Other income	2,978	2,488	1,174	19.7%	111.9%
Mortgage banking income	621	1,431	2,546	-56.6%	-43.8%
Net securities gains (losses)	(224)	107	(376)	-309.3%	-128.5%
Net impairment loss recognized in earnings	0	0	(1,026)	0.0%	-100.0%
Total noninterest income	$30,053	$30,737	$25,196	-2.2%	22.0%
Noninterest income to total revenue	22.7%	25.4%	22.3%

Noninterest income was $30.1 million in 2014 versus $30.7 million in 2013, a decrease of $684,000, or 2.2%. The decrease was primarily driven by a $1.4 million decrease in investment brokerage fees due to lower production volumes. Mortgage banking income decreased by $810,000 due to lower refinance volumes as rates remained at historically low levels and now refinancing opportunities are not available. Noninterest income was positively impacted by a $689,000 increase in service charges on deposit accounts driven by higher deposit fees. In addition, other income increased $490,000, driven by income related to bank owned life insurance proceeds.

Noninterest income was $30.7 million in 2013 versus $25.2 million in 2012, an increase of $5.5 million, or 22.0%. The increase was primarily driven by a $1.7 million increase in investment brokerage fees due to a shift towards fixed income investments by clients, which generally have a more favorable revenue impact to the Company. Other income increased $1.3 million due to fees from interest rate swaps as well as rental income from operating leases. The Company implemented an interest rate derivative program for commercial loan clients in 2013. In addition, no other-than-temporary impairment was recorded during 2013, versus $1.0 million recorded during 2012. Noninterest income was negatively impacted by a $1.1 million decrease in mortgage banking income in 2013 due to lower volumes as a result of higher mortgage interest rates.

Noninterest Expense

The following table presents changes in the components of noninterest expense for the years ended December 31.

				% Change From
				Prior Year
(dollars in thousands)	2014	2013	2012	2014	2013
Salaries and employee benefits	$38,648	$37,176	$34,539	4.0%	7.6%
Net occupancy expense	3,776	3,376	3,296	11.8%	2.4%
Equipment costs	3,231	2,831	2,572	14.1%	10.1%
Data processing fees and supplies	6,171	5,635	4,378	9.5%	28.7%
Corporate and business development	3,073	2,734	2,305	12.4%	18.6%
FDIC insurance and other regulatory fees	1,936	1,855	2,097	4.4%	-11.5%
Professional fees	2,990	3,171	2,453	-5.7%	29.3%
Other expense	6,341	6,000	6,102	5.7%	-1.7%
Total noninterest expense	$66,166	$62,778	$57,742	5.4%	8.7%

Noninterest expense was $66.2 million in 2014 versus $62.8 million in 2013, an increase of $3.4 million, or 5.4%. Salaries and employee benefits increased by $1.5 million, continuing to be driven by staff additions, normal annual salary increases, higher health insurance costs and higher performance based compensation costs. Data processing fees increased by $536,000, continuing to be  driven by technology related expenditures with the Company’s core processor and other technology based providers to enhance the delivery of electronic banking  alternatives and improve commercial product solutions.

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

Income Taxes

The Company recognized income tax expense in 2014 of $22.4 million, compared to $19.6 million in 2013, and $17.2 million in 2012. The effective tax rate in 2014 was 33.8% compared to 33.5% in 2013, and 32.7% in 2012. The effective tax rate was higher in 2014 and 2013 compared to 2012 due to an additional provision for income taxes related to a revaluation of the Company’s state deferred tax items. For a detailed analysis of the Company’s income taxes see Note 13 of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

Overview

Total assets of the Company were $3.443 billion as of December 31, 2014, an increase of $267.5 million, or 8.4%, when compared to $3.176 billion as of December 31, 2013. Total loans increased by $227.2 million, or 9.0%, to $2.762 billion at December 31, 2014 from $2.535 billion at December 31, 2013. Funding for the loan growth came from a $327.1 million increase in total deposits in 2014 offset by a $101.5 million decrease in short-term borrowings.

Uses of Funds

Investment Portfolio

The amortized cost and the fair value of securities as of December 31, 2014, 2013 and 2012 were as follows:

	2014		2013		2012
(fully tax equivalent basis, dollars in	Amortized	Fair	Amortized	Fair	Amortized	Fair
thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Treasury securities	$986	$1,004	$1,001	$1,017	$1,002	$1,037
U.S. Government sponsored agencies	0	0	0	0	5,026	5,304
Agency residential mortgage-backed securities	366,596	372,095	374,611	371,977	359,326	365,644
Non-agency residential mortgage-backed securities	0	0	0	0	6,211	6,453
State and municipal securities	99,399	102,812	95,388	95,973	83,263	88,583

Total debt securities available for sale	$466,981	$475,911	$471,000	$468,967	$454,828	$467,021

At year-end 2014, 2013 and 2012, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity. See Note 2 for more information on these investments.

Purchases of securities available for sale totaled $73.4 million in 2014, $167.5 million in 2013 and $161.6 million in 2012. Securities sales totaled $13.8 million in 2014, $30.0 million in 2013 and $27.9 million in 2012. Paydowns from prepayments and scheduled payments of $55.9 million, $104.6 million and $120.1 million were received in 2014, 2013 and 2012, and the amortization of premiums, net of the accretion of discounts, was $5.4 million, $8.9 million and $8.2 million. Maturities and calls of securities totaled $2.1 million, $8.0 million and $5.0 million in 2014, 2013 and 2012. Other-than-temporary impairment of $1.0 million was recognized on non-agency residential mortgage-backed securities in 2012. No other-than-temporary impairment was recognized in 2014 or 2013. Purchases of securities were lower in 2014 due to the decrease in prepayments and other scheduled payments resulting in less cash flow for reinvestment. Sales of securities were higher in 2013 and 2012 than 2014 due to the strategic realignment of the investment portfolio with respect to non-agency residential mortgage-backed securities as discussed below. The investment portfolio is managed to provide for an appropriate balance between liquidity, credit risk and investment return and to limit the Company’s exposure to risk to an acceptable level.

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

The weighted average yields and maturity distribution for the securities portfolio at December 31, 2014, were as follows:

	Within		After One		After five Years		Over Ten
	One Year		Within five Years		Within Ten years		Years
	Fair		Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield
(fully tax equivalent, basis, dollars in thousands)
U.S. Treasury securities	$0	0.00%	$0	0.00%	$1,004	2.25%	$0	0.00%
Agency residential mortgage-backed securities	0	0.00%	26,610	2.24%	95,921	2.06%	249,564	2.62%
State and municipal securities	5,454	3.96%	18,210	3.70%	47,428	3.24%	31,720	3.33%
Total Securities	$5,454	3.96%	$44,820	2.83%	$144,353	2.44%	$281,284	2.70%

The company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds in the Volcker Rule.

Real Estate Mortgage Loans HFS

Real estate mortgages held for sale decreased by $193,000 to $1.6 million at December 31, 2014 from $1.8 million at December 31, 2013. This asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells almost all of the mortgage loans it originates on the secondary market. Proceeds from sales totaled $56.1 million in 2014, $91.0 million in 2013 and $115.2 million in 2012. After several years of historically low mortgage rates, many or most mortgagees who would benefit from refinancing have already done so, resulting in decreases in mortgage sales proceeds in 2013 and again in 2014.

Loan Portfolio

The loan portfolio by class as of December 31, 2014, 2013, 2012, 2011 and 2010 were as follows:

(dollars in thousands)	2014	2013	2012	2011	2010
Commercial and industrial loans:
Working capital lines of credit loans	$544,043	$457,690	$439,638	$373,768	$281,546
Non-working capital loans	491,330	443,877	407,184	377,388	384,138
Total commercial and industrial loans	1,035,373	901,567	846,822	751,156	665,684
Commercial real estate and multi-family residential loans:
Construction and land development loans	156,636	157,630	82,494	82,284	106,980
Owner occupied loans	403,154	370,386	358,617	346,669	329,760
Nonowner occupied loans	394,458	394,748	314,889	385,090	355,393
Multifamily loans	71,811	63,443	45,011	38,477	24,158
Total commercial real estate and multi-family residential loans	1,026,059	986,207	801,011	852,520	816,291
Agri-business and agricultural loans:
Loans secured by farmland	137,407	133,458	109,147	118,224	111,961
Loans for agricultural production	136,380	120,571	115,572	119,705	117,518
Total agri-business and agricultural loans	273,787	254,029	224,719	237,929	229,479
Other commercial loans	75,715	70,770	56,807	58,278	38,778
Total commercial loans	2,410,934	2,212,573	1,929,359	1,899,883	1,750,232
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	145,167	125,444	109,823	106,999	103,118
Open end and junior lien loans	150,220	146,946	161,366	175,694	182,325
Residential construction and land development loans	6,742	4,640	11,541	5,462	4,140
Total consumer 1-4 family mortgage loans	302,129	277,030	282,730	288,155	289,583
Other consumer loans	49,541	46,125	45,755	45,999	51,123
Total consumer loans	351,670	323,155	328,485	334,154	340,706
Subtotal	2,762,604	2,535,728	2,257,844	2,234,037	2,090,938
Less: Allowance for loan losses	(46,262)	(48,797)	(51,445)	(53,400)	(45,007)
Net deferred loan fees	(284)	(630)	(324)	(328)	(979)
Loans, net	$2,716,058	$2,486,301	$2,206,075	$2,180,309	$2,044,952

The ratio of loans to total loans by portfolio segment as of December 31, 2014, 2013, 2012, 2011 and 2010 were as follows:

	2014	2013	2012	2011	2010

Commercial and industrial loans	37.48%	35.55%	37.50%	33.62%	31.84%
Commercial real estate and multi-family residential loans	37.14%	38.89%	35.48%	38.16%	39.04%
Agri-business and agricultural loans	9.91%	10.02%	9.95%	10.65%	10.98%
Other commercial loans	2.74%	2.79%	2.52%	2.61%	1.85%
Consumer 1-4 family mortgage loans	10.94%	10.93%	12.52%	12.90%	13.85%
Other consumer loans	1.79%	1.82%	2.03%	2.06%	2.44%
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

                In 2014 loan balances increased by $227.2 million, which is net of approximately $55.1 million in loans originated and sold and $1.1 million transferred to other real estate in 2014. In 2013 loan balances increased by $280.7 million, which is net of approximately $81.7 million in loans originated and sold and $491,000 transferred to other real estate in 2013. In 2012, loan balances increased by $28.7 million, which is net of approximately $119.6 million in loans originated and sold and $413,000 transferred to other real estate in 2012.

The mix of loan types within the Company’s portfolio continued a trend toward a higher percentage of the total loan portfolio being in commercial loans. This general increase in commercial loans was a result of the Company’s long standing strategic plan that is focused on expanding and growing the commercial lending business.

The residential construction and land development loans class included construction loans totaling $5.3 million, $3.8 million, $10.7 million, $4.3 million, $2.6 million and $5.8 million as of December 31, 2014, 2013, 2012, 2011 and 2010. The Bank generally sells conforming mortgage loans which it originates on the secondary market. These loans generally represent mortgage loans that are made to clients with long-term or substantial relationships with the Bank on terms consistent with secondary market requirements. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.

Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2014.

		Residential
		Real
		Estate		Line of
(dollars in thousands)	Commercial	Mortgage	Installment	Credit	Total	Percent
Within one year	$1,217,825	$15,937	$11,083	$28,884	$1,273,729	46.11%
After one year, within five years	1,054,298	46,737	21,222	75,966	1,198,223	43.37
Over five years	190,403	38,975	2,299	45,398	277,075	10.03
Nonaccrual loans	11,950	1,023	401	203	13,577	0.49
Total loans	$2,474,476	$102,672	$35,005	$150,451	$2,762,604	100.00%

At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.

Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2014 amounted to $599,000 and $877,000, respectively.

Bank Owned Life Insurance

Bank owned life insurance increased by $3.7 million to $66.6 million at December 31, 2014 and by $1.8 million to $62.9 million at December 31, 2013 from $61.1 million at December 31, 2012. This increase during 2014 was primarily due to purchases to help offset employee benefit plan expenses, which have continued to increase since 2002, by providing investment income from the securities the life insurance is invested in.

Sources of Funds

The average daily deposits and borrowings and the average rates paid on those deposits and borrowings for the years ended December 31, 2014, 2013 and 2012 are summarized in the following table:

							% Balance Change
	2014		2013		2012		From Prior Year
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	2014	2013
Demand deposits	$498,351	0.00%	$417,471	0.00%	$354,101	0.00%	19%	18%
Savings and transaction accounts:
Regular savings	233,657	0.22	229,440	0.28	195,666	0.36	2	17
Interest bearing checking	1,169,338	0.40	1,028,224	0.51	1,002,418	0.90	14	3
Time deposits:
Deposits of $100,000 or more	615,764	0.84	502,470	1.04	563,116	1.43	23	(11)
Other time deposits	280,819	1.14	327,736	1.40	389,894	1.77	(14)	(16)
Total deposits	$2,797,929	0.48%	$2,505,341	0.63%	$2,505,195	0.98%	12	0
FHLB advances and other borrowings	161,774	0.88	177,433	0.89	165,281	1.23	(9)	7
Total funding sources	$2,959,703	0.61%	$2,682,774	0.76%	$2,670,476	1.15%	10	0

Time deposits as of December 31, 2014 will mature as follows:

	$100,000	% of		% of
(dollars in thousands)	or more	Total	Other	Total
Within three months	$95,302	16.29%	$30,275	10.60%
Over three months, within six months	119,342	20.39	34,377	12.05
Over six months, within twelve months	163,362	27.91	100,323	35.16
Over twelve months	207,205	35.41	120,404	42.19
Total time certificates of deposit	$585,211	100.00%	$285,379	100.00%

Deposits

Average deposits increased $292.6 million comparing December 31, 2014 to December 31, 2013. The growth in deposits consisted of $176.8 million in core deposit growth and an increase of $115.8 million in brokered deposits. Average interest bearing public funds transaction accounts increased by $134.9 million, average brokered time deposits increased by $83.3 million, average commercial demand deposits increased by $62.2 million, average public funds time deposits increased by $49.0 million and average brokered transaction accounts increased by $32.5 million. The Company believes that the prolonged low rate environment has caused depositors to shift their deposits to short-term liquid products in anticipation of higher future market deposit rates.

Average deposit growth was flat comparing December 31, 2013 to December 31, 2012. The deposit mix changed, however, with a decrease in average time deposits and an increase in average noninterest bearing demand accounts and other transaction accounts. Average commercial demand deposit accounts increased $62.8 million, average savings accounts increased $33.8 million and average public fund deposits increased $17.6 million. The Company believed that the decline in average time deposits was reflective of the ongoing low interest rate environment and the consumers’ desire to seek the highest rate in the market, which the Company sometimes did not match.

As previously noted, the Company has substantial funding from public fund entities. A shift in funding away from public fund deposits could require the Company to execute alternate funding plans under the Contingency Funding Plan discussed in further detail under “Liquidity Risk” below.

Borrowings

During 2014, average total short-term borrowings decreased $14.2 million primarily due to a $29.1 million decrease in securities sold under agreements to repurchase and average long-term borrowings decreased $1.4 million due to a decrease in advances with the Federal Home Loan Bank of Indianapolis. Ending balances of total short-term borrowings decreased $101.5 million during 2014 due to decreases in securities sold under agreements to repurchase as well as decreases in Federal Home Loan Bank of Indianapolis advances. During 2014, the Company changed the mix of wholesale funding by reducing Federal Home Loan Bank advances and increasing  brokered deposits.

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

Capital

The Company believes that a strong, appropriately managed capital position is critical to long-term earnings and continuing growth in loans. The Company had a total risk-based capital ratio of 14.4% and a Tier I risk-based capital ratio of 13.1% as of December 31, 2014. These ratios met or exceeded the Federal Reserve’s “well-capitalized” minimums of 10.0% and 6.0%, respectively. The Company also had a Tier 1 leverage ratio of 11.2% and a tangible equity ratio of 10.4%. See Note 16 – Capital Requirements for more information.

The ability to maintain these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders’ equity increased by 12.3% to $361.3 million as of December 31, 2014 from $321.9 million as of December 31, 2013. The Company earned $43.8 million in 2014 and $38.8 million in 2013. The Company declared cash dividends of $0.82 per share in 2014, which decreased equity by $13.6 million. The Company declared cash dividends of $0.57 per share in 2013, which decreased equity by $9.4 million. The change in accumulated other comprehensive income, largely due to changes in the fair values of available-for-sale securities, increased equity by $6.3 million in 2014, and decreased equity by $8.2 million in 2013. The impact to equity due to other comprehensive income is not included in regulatory capital. Stock based compensation expense increased equity by $2.8 million in 2014 and $2.0 million in 2013.

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

Investment Portfolio

The Company’s investment portfolio consists of Treasury securities, mortgage-backed securities and municipal bonds. During 2014, purchases in the securities portfolio consisted of primarily mortgage-backed securities and municipal bonds. As of December 31, 2014, the Company’s investment in mortgage-backed securities represented approximately 78% of total securities consisting of Collateralized Mortgage Obligations (“CMOs”), Commercial Mortgage-Backed Securities (“CMBSs”) and mortgage pools issued by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae, Fannie Mae and Freddie Mac securities are each guaranteed by their respective agencies as to principal and interest. All mortgage securities purchased by the Company are within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company’s investment policy. The Company uses Bloomberg analytics and BondEdge Fixed Income Analytics software to evaluate and monitor all purchases. Based upon the BondEdge analytics, as of December 31, 2014, the securities in the available for sale portfolio had approximately a 3.75 year effective duration with approximately a negative 12.8% change in market value in the event of a 300 basis points upward rate shock over a one-year period and an approximate positive 3.30% change in market value in the event of a 100 basis point downward rate shock over the same period. As of December 31, 2014, all mortgage-backed securities were performing in a manner consistent with management’s original ALCO modeled expectations.

Loan Portfolio

The Company has a relatively high percentage of commercial and commercial real estate loans, most of which are extended to small or medium-sized businesses from a wide variety of industries. Traditionally, this type of lending may have more credit risk than other types of lending because of the size and diversity of the credits. The Company manages this risk by adjusting its pricing to the perceived risk of each individual credit and by diversifying the portfolio by customer, product, industry and market area.

There were no loan concentrations within industries, which exceeded ten percent of total loans, except commercial real estate and manufacturing. Commercial real estate was $917.3 million, or 33.8% of total loans, and manufacturing was $345.9 million, or 12.7% of total loans, at December 31, 2014. Nearly all of the Bank’s commercial, industrial, agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its basic market areas.

The following is a summary of nonperforming loans as of December 31, 2014, 2013, 2012, 2011 and 2010.

(dollars in thousands)	2014	2013	2012	2011	2010
Commercial and industrial loans
Past due accruing loans (90 days or more)	$101	$0	$50	$0	$0
Nonaccrual loans(1)	4,230	5,616	6,713	10,174	10,560
Troubled debt restructured loans	0	0	0	0	0
Subtotal nonperforming loans	4,331	5,616	6,763	10,174	10,560
Commercial real estate and multi-family residential loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	7,204	15,459	22,346	26,745	23,418
Troubled debt restructured loans	0	0	0	0	0
Subtotal nonperforming loans	7,204	15,459	22,346	26,745	23,418
Agri-business and agricultural loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	486	1,114	798	853	1,283
Troubled debt restructured loans	0	0	0	0	0
Subtotal nonperforming loans	486	1,114	798	853	1,283
Other commercial loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	30	0	0	0	0
Troubled debt restructured loans	0	0	0	0	0
Subtotal nonperforming loans	30	0	0	0	0
Consumer 1-4 family mortgage loans
Past due accruing loans (90 days or more)	29	46	0	52	319
Nonaccrual loans(1)	1,576	1,605	895	1,646	1,112
Troubled debt restructured loans	0	0	0	0	0
Subtotal nonperforming loans	1,605	1,651	895	1,698	1,431
Other consumer loans
Past due accruing loans (90 days or more)	0	0	0	0	12
Nonaccrual loans(1)	51	105	77	7	218
Troubled debt restructured loans	0	0	0	0	0
Subtotal nonperforming loans	51	105	77	7	230
Total nonperforming loans	$13,707	$23,945	$30,879	$39,477	$36,922

 (1)           Includes nonaccrual troubled debt restructured loans.

Nonperforming assets of the Company include nonperforming loans (as indicated above), nonaccrual investments and other real estate owned and repossessions, the total of which amounted to $14.0 million and $24.4 million at December 31, 2014 and 2013. Management is of the opinion that there are no significant foreseeable losses relating to nonperforming assets, except as discussed below.

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

Nonaccrual loans were 0.50% of total loans, at year end 2014 versus 0.94% of total loans, at year end 2013. There were 73 relationships totaling $32.0 million classified as impaired as of December 31, 2014 versus 79 relationships totaling $43.2 million at the end of 2013. The decrease in nonaccrual loans during 2014 resulted primarily from sale proceeds received and charge offs recognized on a single commercial relationship consisting of three impaired loans totaling $6.7 million. In addition, one commercial credit of $1.4 million was removed from the impaired category due to improved performance. Total nonperforming loans were $13.7 million, or 0.50% of total loans, at year end 2014 versus $23.9 million, or 0.94% of total loans, at the end of 2013.

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

As of December 31, 2014 and 2013, all loans on nonaccrual status were also on impaired status. There were $32.0 million and $43.2 million of loans classified as impaired as of December 31, 2014 and 2013. The decrease in impaired loans during 2014, resulted from the three loans discussed above as well as the $1.4 million loan removed from nonperforming status due to improved performance.

Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced below market rates and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

As of December 31, 2014, there were 34 borrowers with loans totaling $25.7 million renegotiated as troubled debt restructurings and $3.1 million were modified in 2014. Of these loans, $9.2 million were excluded from troubled debt restructured loans in the previous table because they were included in nonaccrual loans and the remaining $16.5 million were performing under their modified terms. As of December 31, 2013, there were 40 borrowers with loans totaling $36.2 million renegotiated as troubled debt restructurings and $3.1 million were modified in 2013. Of these loans, $18.5 million were excluded from troubled debt restructured loans in the previous table because they were included in nonaccrual loans and the remaining $17.7 million of troubled debt restructured loans performing under their modified terms at December 31, 2013. Of the $10.6 million decrease of loans accounted for as troubled debt restructurings at December 31, 2014, as compared to December 31, 2013, $6.7 million was related to three commercial credits which were sold. The Company has no commitments to lend additional funds to any of the borrowers.

The following is a summary of the loan loss experience for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

(dollars in thousands)	2014	2013	2012	2011	2010
Amount of loans outstanding, December 31,	$2,762,320	$2,535,098	$2,257,520	$2,233,709	$2,089,959
Average daily loans outstanding during the year ended December 31,	$2,650,678	$2,343,422	$2,216,131	$2,148,046	$2,049,209
Allowance for loan losses, January 1,	$48,797	$51,445	$53,400	$45,007	$32,073
Loans charged-off:
Commercial and industrial loans	1,441	1,062	3,069	2,587	7,247
Commercial real estate and multi-family residential loans	2,560	2,069	1,108	2,514	2,791
Agri-business and agricultural loans	0	200	0	318	20
Other commercial loans	0	0	0	0	0
Consumer 1-4 family mortgage loans	439	382	1,340	1,050	1,105
Other consumer loans	245	339	405	360	579
Total loans charged-off	4,685	4,052	5,922	6,829	11,742
Recoveries of loans previously charged-off:
Commercial and industrial loans	914	513	767	826	525
Commercial real estate and multi-family residential loans	928	377	203	362	0
Agri-business and agricultural loans	20	212	186	0	20
Other commercial loans	0	0	0	0	0
Consumer 1-4 family mortgage loans	153	126	148	46	34
Other consumer loans	135	176	111	188	150
Total recoveries	2,150	1,404	1,415	1,422	729
Net loans charged-off	2,535	2,648	4,504	5,407	11,013
Provision for loan loss charged to expense	0	0	2,549	13,800	23,947
Balance, December 31,	$46,262	$48,797	$51,445	$53,400	$45,007

Ratio of net charge-offs during the period to average daily loans outstanding:
Commercial and industrial loans	0.02%	0.02%	0.11%	0.08%	0.33%
Commercial real estate and multi-family residential loans	0.06	0.07	0.04	0.10	0.14
Agri-business and agricultural loans	0.00	0.00	(0.01)	0.01	0.00
Other commercial loans	0.00	0.00	0.00	0.00	0.00
Consumer 1-4 family mortgage loans	0.01	0.01	0.05	0.05	0.05
Other consumer loans	0.01	0.01	0.01	0.01	0.02
Total ratio of net charge-offs	0.10%	0.11%	0.20%	0.25%	0.54%
Ratio of allowance for loan losses to nonperforming loans	337.51%	203.79%	166.60%	135.27%	121.90%

The following is a summary of the allocation for loan losses as of December 31, 2014, 2013, 2012, 2011 and 2010.

(dollars in thousands)	2014	2013	2012	2011	2010
Allocated allowance for loan losses:
Commercial and industrial loans	$22,785	$21,005	$22,342	$22,830	$21,479
Commercial real estate and multi-family residential loans	14,153	18,556	20,812	23,489	15,893
Agri-business and agricultural loans	1,790	1,682	1,403	695	1,318
Other commercial loans	319	391	240	65	270
Consumer 1-4 family mortgage loans	3,459	3,046	2,682	2,322	1,694
Other consumer loans	440	608	609	645	682
Total allocated allowance for loan losses	42,946	45,288	48,088	50,046	41,336
Unallocated allowance for loan losses	3,316	3,509	3,357	3,354	3,671
Total allowance for loan losses	$46,262	$48,797	$51,445	$53,400	$45,007

At December 31, 2014, the allowance for loan losses was 1.67% of total loans outstanding, versus 1.92% of total loans outstanding, at December 31, 2013. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not continue to improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses. The process of identifying probable incurred credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

At December 31, 2014, on the basis of management’s review of the loan portfolio, the Company had 92 credits totaling $155.6 million on the classified loan list versus 98 credits totaling $165.1 million on December 31, 2013. As of December 31, 2014, the Company had $95.4 million of assets classified as Special Mention, $58.5 million classified as Substandard, $611,000 classified as Doubtful and $0 classified as Loss as compared to $90.4 million, $72.1 million, $0 and $0, respectively at December 31, 2013.

Included in the classified loan amounts for December 31, 2014 above were the following troubled debt restructured loans: one installment loan totaling $11,000 with an allocation of $2,000, 15 mortgage loans totaling $1.6 million with total allocations of $319,000, and 21 commercial loans totaling $24.1 million with total allocations of $3.3 million. Included in the classified loan amounts for December 31, 2013 above were the following troubled debt restructured loans: one installment loan totaling $14,000 with an allocation of $3,000, 15 mortgage loans totaling $1.6 million with total allocations of $295,000, and 24 commercial loans totaling $34.8 million with total allocations of $8.1 million.

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

The allowance for loan losses decreased 5.2%, or $2.5 million, from $48.8 million at December 31, 2013 to $46.3 million at December 31, 2014. Pooled loan allocations increased $1.4 million from $39.5 million at December 31, 2013 to $40.8 million at December 31, 2014, which was due to an increase in pooled loan balances as well as management’s view of current credit quality and the current economic environment. Impaired loan allocations decreased $3.9 million from $9.3 million at December 31, 2013 to $5.4 million at December 31, 2014. This decrease was primarily due to lower levels of classified loans as well as lower allocations on specific classified loans. The unallocated component of the allowance for loan losses was $3.3 million and $3.5 million at December 31, 2014 and 2013, decreasing primarily due to stabilization in the current economic conditions and the general improvement in our borrowers’ performance and future prospects. While general trends in credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions, including the risk of an economic downturn.

The Company has experienced growth in total loans over the last three years of $528.6 million, or 23.7%. The concentration of this loan growth was in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits. Management has historically considered growth and portfolio composition when determining loan loss allocations. Management believes that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.

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

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The liquidity structure is expressly detailed in the Company’s Contingency Funding Plan, which is discussed below. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. Given current prepayment assumptions as of the filing date of December 31, 2014, the cash flow from the securities portfolio is expected to provide approximately $84 million of potential contingent funding in 2015.

The Company has approval of $1.331 billion in secondary sources available as of December 31, 2014, of which $225.4 million was utilized. The Company had $270.0 million in federal funds lines with twelve correspondent banks, of which $500,000 was drawn on as of December 31, 2014. The Company has Board of Directors approval to borrow up to $800.0 million at the FHLB, but, given the Company’s current collateral structure and outstanding borrowings as of December 31, 2014, the Company could have only borrowed up to $115.9 million under this authority based on utilization of $105.0 million at December 31, 2014. The Company also has additional collateral that could be pledged to the FHLB of $171.1 million as of December 31, 2014. Further, the Company had available capacity at the Federal Reserve Bank of Chicago of up to $160.2 million given its current collateral structure and the terms of these facilities at December 31, 2014. The Company also has established relationships in the brokered time deposit and brokered money market sectors, as well as the CDARS One-Way Buy program, to easily access these funds when desired with settlement of funds in one to two weeks’ time.

The Company had all of its securities in the available for sale portfolio at December 31, 2014, allowing the Company maximum flexibility to sell securities to meet funding demands. Management believes the majority of the securities in the available for sale portfolio are of high quality and marketable. Approximately 78% of this portfolio is comprised of U.S. government agency securities or mortgage-backed securities directly or indirectly backed by the U.S. government. In addition, the Company has historically sold the majority of its originated mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.

The Company has a formalized Contingency Funding Plan (“CFP”). The Board of Directors and management recognize the importance of liquidity during times of normal operations and in times of stress. The formal CFP was developed to ensure that the multiple liquidity sources available to the Company are readily available. The CFP specifically considers liquidity at the Bank and the Company level. The CFP identifies the potential funding sources at the Bank level, which includes the FHLB, the Federal Reserve Bank, brokered deposits, certificates of deposit available from CDARS, repurchase agreements and Fed Funds. The CFP also addresses the Bank’s ability to liquidate its securities portfolio. The CFP at the Holding Company level establishes a minimum cash coverage limit of 2 times annual operating expenses; it also gives consideration to the possibility of establishing a holding company committed line of credit, as well as the ability to transfer securities from the Bank to the Company.

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

The following table discloses information on the maturity of the Company’s contractual long-term obligations. Certificates of deposit listed are those with original maturities of 1 year or more as of December 31, 2014.

	Payments Due by Period
		One year			After 5
(dollars in thousands)	Total	or less	1-3 years	3-5 years	years
Certificates of deposit	$227,862	$132,354	$77,228	$18,270	$10
Long-term debt	35	0	0	35	0
Operating leases	3,797	262	487	460	2,588
Pension and SERP plans	3,379	422	814	689	1,454
Subordinated debentures	30,928	0	0	0	30,928
Total contractual long-term cash obligations	$266,001	$133,038	$78,529	$19,454	$34,980

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

The following table discloses information on the maturity of the Company’s commitments.

	Amount of Commitment Expiration Per Period
	Total
	Amount	One year	Over one
(dollars in thousands)	Committed	or less	year
Unused loan commitments	$1,180,017	$740,014	$440,003
Commercial letters of credit	62	62	0
Standby letters of credit	52,500	43,686	8,814
Total commitments and letters of credit	$1,232,579	$783,762	$448,817

 Interest Rate Risk

Interest rate risk is the risk that the estimated fair value of the Company’s assets, liabilities and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that net income will be significantly reduced by interest rate changes.

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk and does not maintain a trading portfolio. The Corporate Risk Committee of the Board of Directors annually reviews and approves the ALCO policy and the Derivatives and Hedging policy used to manage interest rate risk. These policies set guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but it does not necessarily indicate the effect on future net interest income. Given the Company’s mix of interest bearing liabilities and interest earning assets on December 31, 2014 and using changes in the interest rate environment over a one-year period, the net interest margin could be expected to decline in a falling interest rate environment and increase in a rising interest rate environment. Earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Federal Reserve Board. During 2014, the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) kept the target federal funds rate at a range of 0% to .25%. The FOMC began to taper its bond buying in early 2014 and concluded its asset purchase program in October 2014, acknowledging that ‘there has been substantial improvement in the outlook for the labor market since the program began. The FOMC also changed its long-standing forward guidance on short-term interest rates, which had pegged the unemployment rate threshold for considering a change at 6.5 percent. The FOMC said it will evaluate progress toward its economic objectives using a wide array of indicators (including measures of labor market conditions, indicators of inflation pressures / inflation expectations and readings on financial developments). The FOMC has stressed that any decision will be data-dependent. Near the end of 2014, the FOMC also added to its guidance, stating that ‘it can be patient in beginning to normalize the stance of monetary policy  Due to the low rate environment and competitive markets for commercial loan pricing, there was a reduction in the Company’s yield on earning assets of 7 basis points. This decrease in the yield on earning assets was entirely offset by a decrease in the rates paid on deposit accounts and purchased funds. The rate paid on deposit accounts and purchased funds decreased 14 basis points for 2014. While other factors affected the net margin in 2014, including the increase in assets, the combined result of the decreases in the yield on earning assets and in the rates paid on deposits and purchased funds led to an increase in the net margin from 3.26% for 2013 to 3.32% for 2014. Future changes in the net interest margin will be dependent upon multiple factors including further actions by the FOMC during 2015 in response to economic conditions, competitive pressures in the various markets served, and changes in the structure of the balance sheet as a result of changes in customer demands for products and services.

The Company utilizes computer modeling software to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves, as well as other factors. The ALCO committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. It is the objective of the Company to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of the Company’s asset/liability function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored monthly. Management believes that the Company’s liquidity and interest sensitivity position at December 31, 2014, remained adequate to meet the Company’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The Company places its greatest credence in net interest income simulation modeling. The GAP/Interest Rate Sensitivity Report is believed by the Company’s management to have two major shortfalls. The GAP/Interest Rate Sensitivity Report fails to precisely gauge how often an interest rate sensitive product reprices, nor is it able to measure the magnitude of potential future rate movements. Although management does not consider GAP ratios in planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company’s cumulative repricing GAP ratio as of December 31, 2014 for the next 12 months using a scenario in which interest rates remained unchanged was a negative 3.44% of earning assets.

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

Results for the base, falling 100 basis points, rising 100 basis points, and rising 300 basis points interest rate scenarios are listed below based upon the Company’s rate sensitive assets and liabilities at December 31, 2014. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

		Falling	Rising	Rising
	Base	(100 Basis Points)	(100 Basis Points)	(300 Basis Points)
(dollars in thousands)
Net interest income	$106,130	$96,092	$112,927	$129,297
Variance from Base		$(10,038)	$6,797	$23,167
Percent of change from Base		(9.46)%	6.40%	21.83%

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

The following table provides information regarding the Company’s financial instruments that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities, as well as the Company’s assumptions relative to the impact of interest-rate fluctuations on the prepayment of residential and home equity loans and mortgage-backed securities. Core deposits such as noninterest bearing deposits, interest-bearing checking, savings and money market deposits that have no contractual maturity, are shown based on historical experience that indicates some portion of the balances are retained over time. Weighted-average variable rates are based upon rates existing at the reporting date. For more information on the Company’s interest rate sensitivity see the Interest Rate Risk discussion in Item 7. above.

	2014
	Principal/Notional Amount Maturing in:
								Fair
								Value
(dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	12/31/2014
Rate sensitive assets:
Fixed interest rate loans	$333,368	$206,657	$172,915	$110,013	$56,696	$49,786	$929,435	$920,831
Average interest rate	4.55%	4.54%	4.41%	4.47%	4.53%	4.75%
Variable interest rate loans	$952,816	$293,736	$143,631	$116,818	$97,855	$228,029	$1,832,885	$1,824,198
Average interest rate	3.38%	3.21%	3.28%	3.47%	3.07%	3.52%
Total loans	$1,286,184	$500,393	$316,546	$226,831	$154,551	$277,815	$2,762,320	$2,745,029
Average interest rate	3.68%	3.76%	3.90%	3.95%	3.60%	3.74%
Fixed interest rate securities	$123,950	$84,363	$58,737	$51,015	$47,255	$101,629	$466,949	$475,879
Average interest rate	2.82%	2.65%	2.42%	2.45%	2.43%	2.53%
Variable interest rate securities	$14	$9	$5	$2	$1	$1	$32	$32
Average interest rate	5.78%	5.82%	6.07%	6.26%	6.53%	8.20%
Other interest-bearing assets	$15,257	$0	$0	$0	$0	$0	$15,257	$15,257
Average interest rate	0.30%	0.00%	0.00%	0.00%	0.00%	0.00%
Total earning assets	$1,425,405	$584,765	$375,288	$277,848	$201,807	$379,445	$3,244,558	$3,236,197
Average interest rate	3.57%	3.60%	3.67%	3.68%	3.33%	3.42%
Rate sensitive liabilities:
Noninterest bearing checking	$24,930	$0	$0	$0	$0	$554,565	$579,495	$579,495
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Savings & interest bearing checking	$61,019	$19,847	$25,642	$267,912	$12,414	$1,036,201	$1,423,035	$1,423,035
Average interest rate	0.21%	0.14%	0.23%	0.46%	0.10%	0.38%
Time deposits	$542,981	$193,806	$86,276	$14,443	$32,751	$333	$870,590	$876,953
Average interest rate	0.84%	1.33%	1.18%	1.13%	1.81%	0.92%
Total deposits	$628,930	$213,653	$111,918	$282,355	$45,165	$1,591,099	$2,873,120	$2,879,483
Average interest rate	0.74%	1.22%	0.96%	0.49%	1.34%	0.25%
Fixed interest rate borrowings	$500	$0	$0	$35	$0	$0	$535	$540
Average interest rate	0.46%	0.00%	0.00%	6.24%	0.00%	0.00%
Variable interest rate borrowings	$115,983	$10,981	$10,981	$10,981	$10,981	$30,928	$190,835	$191,120
Average interest rate	0.42%	0.18%	0.18%	0.18%	0.18%	3.31%
Total funds	$745,413	$224,634	$122,899	$293,371	$56,146	$1,622,027	$3,064,490	$3,071,144
Average interest rate	0.69%	1.17%	0.89%	0.48%	1.11%	0.30%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Lakeland Financial Corporation
Warsaw, Indiana

We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. We also have audited Lakeland Financial Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland Financial Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Financial Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Lakeland Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

Crowe Horwath LLP

Indianapolis, Indiana

March 4, 2015

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
December 31	2014	2013
ASSETS
Cash and due from banks	$75,381	$55,727
Short-term investments	15,257	7,378
Total cash and cash equivalents	90,638	63,105

Securities available for sale (carried at fair value)	475,911	468,967
Real estate mortgage loans held for sale	1,585	1,778

Loans, net of allowance for loan losses of $46,262 and $48,797	2,716,058	2,486,301

Land, premises and equipment, net	41,983	39,335
Bank owned life insurance	66,612	62,883
Federal Reserve and Federal Home Loan Bank Stock	9,413	10,732
Accrued interest receivable	8,662	8,577
Goodwill	4,970	4,970
Other assets	27,452	29,116
Total assets	$3,443,284	$3,175,764

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$579,495	$479,606
Interest bearing deposits	2,293,625	2,066,462
Total deposits	2,873,120	2,546,068

Short-term borrowings
Federal funds purchased	500	11,000
Securities sold under agreements to repurchase	54,907	104,876
Other short-term borrowings	105,000	146,000
Total short-term borrowings	160,407	261,876

Long-term borrowings	35	37
Subordinated debentures	30,928	30,928
Accrued interest payable	2,946	2,918
Other liabilities	14,463	11,973
Total liabilities	3,081,899	2,853,800

Commitments, off-balance sheet risks and contingencies (Notes 1 and 18)

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
16,550,324 shares issued and 16,465,621 outstanding as of December 31, 2014
16,475,716 shares issued and 16,377,449 outstanding as of December 31, 2013	96,121	93,249
Retained earnings	263,345	233,108
Accumulated other comprehensive income (loss)	3,830	(2,494)
Treasury stock, at cost (2014 - 84,703 shares, 2013 - 98,267 shares)	(2,000)	(1,988)
Total stockholders' equity	361,296	321,875
Noncontrolling interest	89	89
Total equity	361,385	321,964
Total liabilities and stockholders' equity	$3,443,284	$3,175,764

 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands except share and per share data)
Years Ended December 31	2014	2013	2012
NET INTEREST INCOME
Interest and fees on loans
Taxable	$105,317	$98,757	$102,749
Tax exempt	470	402	441
Interest and dividends on securities
Taxable	8,176	5,398	8,311
Tax exempt	3,281	3,124	2,800
Interest on short-term investments	44	55	68
Total interest income	117,288	107,736	114,369

Interest on deposits	13,568	15,745	24,667
Interest on borrowings
Short-term	388	490	441
Long-term	1,029	1,062	1,590
Total interest expense	14,985	17,297	26,698

NET INTEREST INCOME	102,303	90,439	87,671

Provision for loan losses	0	0	2,549

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES .	102,303	90,439	85,122

NONINTEREST INCOME
Wealth advisory fees	4,072	3,847	3,823
Investment brokerage fees	3,370	4,736	3,061
Service charges on deposit accounts	9,495	8,806	8,015
Loan, insurance and service fees	6,799	6,404	5,876
Merchant card fee income	1,549	1,265	1,130
Bank owned life insurance income	1,393	1,653	973
Other income	2,978	2,488	1,174
Mortgage banking income	621	1,431	2,546
Net securities gains (losses)	(224)	107	(376)
Other-than-temporary impairment loss on available for sale securities:
Total impairment losses recognized on securities	0	0	(1,026)
Loss recognized in other comprehensive income	0	0	0
Net impairment loss recognized in earnings	0	0	(1,026)
Total noninterest income	30,053	30,737	25,196

NONINTEREST EXPENSE
Salaries and employee benefits	38,648	37,176	34,539
Net occupancy expense	3,776	3,376	3,296
Equipment costs	3,231	2,831	2,572
Data processing fees and supplies	6,171	5,635	4,378
Corporate and business development	3,073	2,734	2,305
FDIC insurance and other regulatory fees	1,936	1,855	2,097
Professional fees	2,990	3,171	2,453
Other expense	6,341	6,000	6,102
Total noninterest expense	66,166	62,778	57,742

INCOME BEFORE INCOME TAX EXPENSE	66,190	58,398	52,576
Income tax expense	22,385	19,559	17,182
NET INCOME	$43,805	$38,839	$35,394

BASIC WEIGHTED AVERAGE COMMON SHARES	16,535,530	16,436,131	16,323,870

BASIC EARNINGS PER COMMON SHARE	$2.65	$2.36	$2.17

DILUTED WEIGHTED AVERAGE COMMON SHARES	16,781,455	16,634,338	16,482,937

DILUTED EARNINGS PER COMMON SHARE	$2.61	$2.33	$2.15

 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

Years Ended December 31	2014	2013	2012
Net income	$43,805	$38,839	$35,394
Other comprehensive income
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	10,739	(14,119)	(820)
Reclassification adjustment for (gains)/losses included in net income	224	(107)	376
Reclassification adjustment for other than temporary impairment	0	0	1,026
Net securities gain (loss) activity during the period	10,963	(14,226)	582
Tax effect	(4,358)	5,571	(230)
Net of tax amount	6,605	(8,655)	352
Defined benefit pension plans:
Net gain (loss) on defined benefit pension plans	(654)	550	112
Amortization of net actuarial loss	197	244	220
Net gain (loss) activity during the period	(457)	794	332
Tax effect	176	(322)	(134)
Net of tax amount	(281)	472	198
Total other comprehensive income (loss), net of tax	6,324	(8,183)	550
Comprehensive income	$50,129	$30,656	$35,944

 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands except share and per share data)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2012	16,145,772	$87,380	$181,903	$5,139	$(1,222)	$273,200

Net income			35,394			35,394
Other comprehensive income (loss), net of tax				550		550
Comprehensive income (loss)						35,944
Cash dividends declared, $0.835 per share			(13,643)			(13,643)
Treasury shares purchased under deferred
directors' plan	(15,864)	421			(421)	0
Stock activity under equity incentive plans	160,228	894				894
Stock based compensation expense		1,344				1,344
Balance at December 31, 2012	16,290,136	90,039	203,654	5,689	(1,643)	297,739
Net income			38,839			38,839
Other comprehensive income (loss), net of tax				(8,183)		(8,183)
Comprehensive income (loss)						30,656
Cash dividends declared, $0.57 per share			(9,385)			(9,385)
Treasury shares purchased under deferred
directors' plan	(14,174)	399			(399)	0
Treasury stock sold and distributed under
deferred directors' plan	3,018	(54)			54	0
Stock activity under equity incentive plans	98,469	903				903
Stock based compensation expense		1,962				1,962
Balance at December 31, 2013	16,377,449	93,249	233,108	(2,494)	(1,988)	321,875
Net income			43,805			43,805
Other comprehensive income (loss), net of tax				6,324		6,324
Comprehensive income (loss)						50,129
Cash dividends declared, $0.82 per share			(13,568)			(13,568)
Treasury shares purchased under deferred
directors' plan	(11,467)	444			(444)	0
Treasury stock sold and distributed under
deferred directors' plan	25,031	(432)			432	0
Stock activity under equity incentive plans	74,608	57				57
Stock based compensation expense		2,803				2,803
Balance at December 31, 2014	16,465,621	$96,121	$263,345	$3,830	$(2,000)	$361,296

 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Years Ended December 31	2014	2013	2012
Cash flows from operating activities:
Net income	$43,805	$38,839	$35,394
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,412	2,993	2,790
Provision for loan losses	0	0	2,549
(Gain) Loss on sale and write down of other real estate owned	(159)	(10)	(99)
Amortization of intangible assets	0	47	52
Amortization of loan servicing rights	526	585	728
Net change in loan servicing rights valuation allowance	0	(42)	(66)
Loans originated for sale	(55,107)	(81,671)	(119,647)
Net gain on sales of loans	(1,202)	(2,561)	(2,805)
Proceeds from sale of loans	56,065	91,016	115,163
Net loss on sale of premises and equipment	24	15	3
Net (gain) loss on securities available for sale	224	(107)	376
Impairment on available for sale securities	0	0	1,026
Net securities amortization	5,420	8,765	8,209
Stock based compensation expense	2,803	1,962	1,344
Earnings on life insurance	(1,393)	(1,631)	(955)
Tax benefit of stock option exercises	(50)	(146)	(112)
Net change:
Interest receivable and other assets	(1,368)	5,860	5,057
Interest payable and other liabilities	2,700	(949)	1,585
Total adjustments	11,895	24,126	15,198
Net cash from operating activities	55,700	62,965	50,592
Cash flows from investing activities:
Proceeds from sale of securities available for sale	13,766	29,995	27,855
Proceeds from maturities, calls and principal paydowns of
securities available for sale	57,970	112,624	125,107
Purchases of securities available for sale	(73,361)	(167,450)	(161,621)
Purchase of life insurance	(3,181)	(140)	(20,227)
Proceeds from loans sold to others	4,307	0	0
Net increase in total loans	(235,165)	(280,717)	(28,728)
Proceeds from sales of land, premises and equipment	232	1	2
Purchases of land, premises and equipment	(6,565)	(7,504)	(2,899)
Proceeds from sales of other real estate owned	1,426	671	1,791
Proceeds from life insurance	778	0	0
Net cash from investing activities	(239,793)	(312,520)	(58,720)
Cash flows from financing activities:
Net increase/(decrease) in total deposits	327,052	(35,688)	169,060
Net increase/(decrease) in short-term borrowings	(101,469)	139,993	(20,107)
Payments on long-term borrowings	(2)	(15,001)	(2)
Common dividends paid	(13,555)	(9,372)	(13,630)
Preferred dividends paid	(13)	(13)	(13)
Proceeds related to equity incentive plans	57	903	894
Purchase of treasury stock	(444)	(399)	(421)
Net cash from financing activities	211,626	80,423	135,781
Net change in cash and cash equivalents	27,533	(169,132)	127,653
Cash and cash equivalents at beginning of the year	63,105	232,237	104,584
Cash and cash equivalents at end of the year	$90,638	$63,105	$232,237
Cash paid during the year for:
Interest	$14,957	$19,137	$27,514
Income taxes	21,185	17,280	12,728
Supplemental non-cash disclosures:
Loans transferred to other real estate	1,101	491	413
Property transferred to held for sale	249	0	0

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

The Company provides financial services through the Bank, a full-service commercial bank with 46 branch offices in fourteen counties in Northern and Central Indiana. The Company provides commercial, retail, trust and investment services to its customers. Commercial products include commercial loans and technology-driven solutions to meet commercial customers’ treasury management needs such as internet business banking and on-line treasury management services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans. The Company provides credit card services to retail and commercial customers through its retail card program and merchant processing activity. The Company provides wealth advisory and trust clients with traditional personal and corporate trust services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance. Other financial instruments, which represent potential concentrations of credit risk, include deposit accounts in other financial institutions.

Use of Estimates:

To prepare financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ

Cash Flows:

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. All classes of commercial and industrial, commercial real estate and multi-family residential, agri-business and agricultural, other commercial and consumer 1-4 family mortgage loans for which collateral is insufficient to cover all principal and accrued interest are reclassified as nonaccrual loans, on or before the date when the loan becomes 90 days delinquent. When a loan is classified as a nonaccrual loan, interest on the loan is no longer accrued, all unpaid accrued interest is reversed and interest income is subsequently recorded on the cash-basis or cost-recovery method. Accrual status is resumed when all contractually due payments are brought current and future payments are reasonably assured. Other consumer loans are not placed on a nonaccrual status since these loans are charged-off when they have been delinquent from 90 to 180 days, and when the related collateral, if any, is not sufficient to offset the indebtedness. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The recorded investment in loans is the loan balance plus unamortized net deferred loan costs less unamortized net deferred loan fees. The total amount of accrued interest on loans as of both December 31, 2014 and 2013 was $6.2 million.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified and a concession has been granted for borrowers experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired and may be either accruing or non-accruing. Nonaccrual troubled debt restructurings follow the same policy as described above for other loans. Impairment for troubled debt restructurings is measured at the present value of estimated future cash flows using the loan’s effective rate at inception or at discounted collateral value for collateral dependent loans. Impairment is evaluated individually or in total for smaller-balance loans of similar nature such as all classes of consumer 1-4 family and other consumer loans, and individually for all classes of commercial and industrial, commercial real estate and multi-family, agri-business and agricultural and other commercial loans. The Company analyzes commercial loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis for Special Mention, Substandard and Doubtful grade loans and annually on Pass grade loans over $150,000. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral less anticipated costs to sell if repayment is expected solely from the collateral. All classes of commercial and industrial, commercial real estate and multifamily residential, agri-business and agricultural, other commercial and consumer 1-4 family mortgage loans that become delinquent beyond 90 days are analyzed and a charge-off is taken when it is determined that the underlying collateral, if any, is not sufficient to offset the indebtedness.

Troubled debt restructured loans are considered for removal from troubled debt restructuring status in the year following modification or at time of subsequent restructuring for loans with cumulative principal forgiveness if the interest rate is considered a market rate at the time of modification and it has been performing according to the terms of the modification for a reasonable period of time long enough to observe an ability to repay under the modified terms. If removed from troubled debt restructuring status, the loan continues to be evaluated for impairment with either the present value of estimated future cash flows using the loan’s effective rate at inception or at discounted collateral value for collateral dependent loans. In addition, troubled debt restructured loans with subsequent modifications that do not have cumulative principal forgiveness are considered for removal from troubled debt restructuring status at the time of the subsequent modification if the following circumstances exist:  (1) at the time of the subsequent restructuring, the borrower is not experiencing financial difficulties; (2) under the terms of the subsequent restructuring agreement no concession has been granted to the borrower; and  (3) the subsequent restructuring agreement includes market terms that are no less favorable than those that would be offered for comparable new debt. Upon meeting these criteria, the loan is no longer individually evaluated for impairment and is no longer disclosed as a troubled debt restructuring.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments in Limited Partnerships:

The Company enters into and invests in limited partnerships in order to invest in affordable housing projects for the primary purpose of obtaining available tax benefits. The Company is a limited partner in these investments and, as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the consolidated balance sheet. These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable. The investments recorded at December 31, 2014 and 2013 were $3.7 million and $1.9 million, respectively and are included with other assets in the consolidated balance sheet. The Company also has a commitment to fund an additional $1.0 million in one of the limited partnerships, which is included with other liabilities in the consolidated balance sheet.

Foreclosed Assets:

Assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed. At December 31, 2014 and 2013, the balance of other real estate owned was $284,000 and $469,000 and are included with other assets on the consolidated balance sheet.

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

The carrying value of mortgage servicing rights was $2.4 million and $2.5 million as of December 31, 2014 and 2013.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $330.3 million and $332.8 million at December 31, 2014 and 2013. Custodial escrow balances maintained in connection with serviced loans were $1.3 million at year end 2014 and 2013.

Servicing fee income/(loss), which is included in loan, insurance and service fees on the income statement, is recorded for fees earned for servicing loans. Fees earned for servicing loans are based on a contractual percentage of the outstanding principal amount of the loan and are recorded as income when earned. The amortization of servicing rights is netted against mortgage banking income. Servicing fees totaled $930,000, $816,000 and $765,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Late fees and ancillary fees related to loan servicing are not material.

Transfers of Financial Assets:

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The notional amount of the interest rate swaps at December 31, 2014 and 2013 was $162.8 million and $109.5 million for both the swaps between the customer and the Company and the Company and the counterparty. The fair value of the interest rate swap asset was $1.2 million and $627,000 and the fair value of the interest rate swap liability was $1.2 million and $592,000, respectively at December 31, 2014 and 2013.

Bank Owned Life Insurance:

At December 31, 2014 and 2013, the Company owned $64.7 million and $61.2 million of life insurance policies on certain officers to provide a life insurance benefit for these officers. At December 31, 2014 and 2013 the Company also owned $1.9 million and $1.7 million of variable life insurance on certain officers related to a deferred compensation plan. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, i.e., the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-term Assets:

Premises and equipment, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

Off-Balance Sheet Financial Instruments:

Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. The fair value of standby letters of credit is recorded as a liability during the commitment period.

Earnings Per Common Share:

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in treasury stock for 2014 and 2013 include 84,703 and 98,267 shares, respectively, of Company common stock that has been purchased under the directors’ deferred compensation plan described above. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Restrictions on Cash:

The Company was required to have $9.6 million and $11.7 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2014 and 2013. The Company met this requirement both years.

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

Adoption of New Accounting Standards:

           There were no new accounting standards adopted during the year ended December 31, 2014 that had a material impact on the Company’s financial statements.

Newly Issued But Not Yet Effective Accounting Standards:

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

In January 2014, the FASB issued updated guidance related to the accounting for investments in qualified affordable housing projects. The amendment permits reporting entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). To

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

qualify for the proportional amortization method, all of the following conditions must be met: (1) It is probable that the tax credits allocable to the investor will be available. (2) The investor does not have the ability to exercise significant influence over the operating and financial policies of the limited liability entity. (3) Substantially all of the projected benefits are from tax credits and other tax benefits (for example, tax benefits generated from the operating losses of the investment). (4) The investor’s projected yield based solely on the cash flows from the tax credits and other tax benefits is positive. (5) The investor is a limited liability investor in the limited liability entity for both legal and tax purposes, and the investor’s liability is limited to its capital investment. The decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The new requirements are effective for public companies in fiscal years, and interim periods within those years, beginning after December 15,
2014. Adopting this standard is not expected to have a significant impact on the Company’s financial condition or results of operations.

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

NOTE 2 – SECURITIES

Information related to the fair value and amortized cost of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31 is provided in the tables below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
2014
U.S. Treasury securities	$986	$18	$0	$1,004
Agency residential mortgage-backed securities	366,596	7,178	(1,679)	372,095
State and municipal securities	99,399	3,857	(444)	102,812
Total	$466,981	$11,053	$(2,123)	$475,911

2013
U.S. Treasury securities	$1,001	$16	$0	$1,017
Agency residential mortgage-backed securities	374,611	5,301	(7,935)	371,977
State and municipal securities	95,388	2,597	(2,012)	95,973
Total	$471,000	$7,914	$(9,947)	$468,967

There was no other-than-temporary impairment recognized in accumulated other comprehensive income for securities available for sale at December 31, 2014 and 2013.

NOTE 2 – SECURITIES (continued)

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of December 31, 2014 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$5,405	$5,454
Due after one year through five years	17,382	18,210
Due after five years through ten years	46,504	48,432
Due after ten years	31,094	31,720
	100,385	103,816
Mortgage-backed securities	366,596	372,095
Total debt securities	$466,981	$475,911

Security proceeds, gross gains and gross losses for 2014, 2013 and 2012 were as follows:

(dollars in thousands)	2014	2013	2012
Sales of securities available for sale
Proceeds	$13,766	$29,995	$27,855
Gross gains	3	1,077	824
Gross losses	231	972	1,203

Security proceeds for 2012 are net of other-than-temporary impairment previously recognized on several non-agency mortgage-backed securities sold.

The Company sold four securities with a total book value of $14.0 million and a total fair value of $13.8 million during 2014. The remaining gains during 2014 were from calls. The Company sold twelve securities with a total book value of $29.9 million and a total fair value of $30.0 million during 2013. The sales included the four remaining non-agency residential mortgage-backed securities. The remaining gains during 2013 were from calls. The Company sold twelve securities with a total book value of $28.2 million and a total fair value of $27.9 million during 2012. The sales included nine non-agency residential mortgage-backed securities, including all five on which the Company had previously recognized other-than-temporary impairment. The remaining gains during 2012 were from calls.

Securities with carrying values of $202.4 million and $244.3 million were pledged as of December 31, 2014 and 2013, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law.

NOTE 2 – SECURITIES (continued)

Information regarding securities with unrealized losses as of December 31, 2014 and 2013 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
2014
Agency residential mortgage-backed
securities	$33,420	$(148)	$102,512	$(1,531)	$135,932	$(1,679)
State and municipal securities	2,458	(28)	16,391	(416)	18,849	(444)
Total temporarily impaired	$35,878	$(176)	$118,903	$(1,947)	$154,781	$(2,123)

2013
Agency residential mortgage-backed
securities	$177,779	$(6,444)	$34,093	$(1,491)	$211,872	$(7,935)
State and municipal securities	24,610	(1,102)	8,037	(910)	32,647	(2,012)
Total temporarily impaired	$202,389	$(7,546)	$42,130	$(2,401)	$244,519	$(9,947)

The number of securities with unrealized losses as of December 31, 2014 and 2013 is presented below.

	Less than	12 months
	12 months	or more	Total
2014
Agency residential mortgage-backed securities	9	27	36
State and municipal securities	8	29	37
Total temporarily impaired	17	56	73

2013
Agency residential mortgage-backed securities	49	10	59
State and municipal securities	59	12	71
Total temporarily impaired	108	22	130

There were no debt securities with credit losses recognized in income during 2014 or 2013.

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

NOTE 3 – LOANS

Total loans outstanding as of the years ended December 31, 2014 and 2013 consisted of the following:

(dollars in thousands)	2014	2013
Commercial and industrial loans:
Working capital lines of credit loans	$544,043	$457,690
Non-working capital loans	491,330	443,877
Total commercial and industrial loans	1,035,373	901,567

Commercial real estate and multi-family residential loans:
Construction and land development loans	156,636	157,630
Owner occupied loans	403,154	370,386
Nonowner occupied loans	394,458	394,748
Multi-family loans	71,811	63,443
Total commercial real estate and multi-family residential loans	1,026,059	986,207

Agri-business and agricultural loans:
Loans secured by farmland	137,407	133,458
Loans for agricultural production	136,380	120,571
Total agri-business and agricultural loans	273,787	254,029

Other commercial loans	75,715	70,770
Total commercial loans	2,410,934	2,212,573

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	145,167	125,444
Open end and junior lien loans	150,220	146,946
Residential construction and land development loans	6,742	4,640
Total consumer 1-4 family mortgage loans	302,129	277,030

Other consumer loans	49,541	46,125
Total consumer loans	351,670	323,155
Subtotal	2,762,604	2,535,728
Less: Allowance for loan losses	(46,262)	(48,797)
Net deferred loan fees	(284)	(630)
Loans, net	$2,716,058	$2,486,301

The recorded investment in loans does not include accrued interest.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity and balance in the allowance for loan losses by portfolio segment for the year ended December 31, 2014, 2013 and 2012:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2014
Beginning balance	$21,005	$18,556	$1,682	$391	$3,046	$608	$3,509	$48,797
Provision for loan losses	2,307	(2,771)	88	(115)	699	(15)	(193)	0
Loans charged-off	(1,441)	(2,560)	0	0	(439)	(245)	0	(4,685)
Recoveries	914	928	20	0	153	135	0	2,150
Net loans charged-off	(527)	(1,632)	20	0	(286)	(110)	0	(2,535)
Ending balance	$22,785	$14,153	$1,790	$276	$3,459	$483	$3,316	$46,262

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2013
Beginning balance	$22,342	$20,812	$1,403	$240	$2,682	$609	$3,357	$51,445
Provision for loan losses	(788)	(564)	267	151	620	162	152	0
Loans charged-off	(1,062)	(2,069)	(200)	0	(382)	(339)	0	(4,052)
Recoveries	513	377	212	0	126	176	0	1,404
Net loans charged-off	(549)	(1,692)	12	0	(256)	(163)	0	(2,648)
Ending balance	$21,005	$18,556	$1,682	$391	$3,046	$608	$3,509	$48,797

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2012
Beginning balance	$22,830	$23,489	$695	$65	$2,322	$645	$3,354	$53,400
Provision for loan losses	1,814	(1,772)	705	(11)	1,552	258	3	2,549
Loans charged-off	(3,069)	(1,108)	0	0	(1,340)	(405)	0	(5,922)
Recoveries	767	203	3	186	148	111	0	1,418
Net loans charged-off	(2,302)	(905)	3	186	(1,192)	(294)	0	(4,504)
Ending balance	$22,342	$20,812	$1,403	$240	$2,682	$609	$3,357	$51,445

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following tables present balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014 and 2013:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2014
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,306	$1,531	$14	$15	$482	$73	$0	$5,421
Collectively evaluated for impairment	19,479	12,622	1,776	261	2,977	410	3,316	40,841
Total ending allowance balance	$22,785	$14,153	$1,790	$276	$3,459	$483	$3,316	$46,262

Loans:
Loans individually evaluated for impairment	$14,702	$13,005	$486	$30	$3,614	$127	$0	$31,964
Loans collectively evaluated for impairment	1,020,897	1,011,858	273,388	75,684	299,189	49,340	0	2,730,356
Total ending loans balance	$1,035,599	$1,024,863	$273,874	$75,714	$302,803	$49,467	$0	$2,762,320

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2013
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,144	$4,598	$38	$0	$479	$57	$0	$9,316
Collectively evaluated for impairment	16,861	13,959	1,644	391	2,566	551	3,509	39,481
Total ending allowance balance	$21,005	$18,557	$1,682	$391	$3,045	$608	$3,509	$48,797

Loans:
Loans individually evaluated for impairment	$16,196	$22,204	$1,114	$0	$3,594	$119	$0	$43,227
Loans collectively evaluated for impairment	885,651	962,673	253,011	70,766	273,812	45,958	0	2,491,871
Total ending loans balance	$901,847	$984,877	$254,125	$70,766	$277,406	$46,077	$0	$2,535,098

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$21	$21	$0
Non-working capital loans	1,673	279	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	526	526	0
Owner occupied loans	554	374	0
Nonowner occupied loans	3,030	3,036	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	724	712	0
Open end and junior lien loans	317	317	0
Residential construction loans	129	129	0
Other consumer loans	1	1	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,409	1,408	837
Non-working capital loans	15,557	12,994	2,469
Commercial real estate and multi-family residential loans:
Construction and land development loans	449	448	107
Owner occupied loans	5,298	5,297	1,213
Nonowner occupied loans	3,324	3,324	211
Agri-business and agricultural loans:
Loans secured by farmland	381	203	14
Other commercial loans	30	30	15
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,505	2,375	474
Open end and junior lien loans	81	81	8
Other consumer loans	126	126	73
Total	$36,738	$31,964	$5,421

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$63	$63	$0
Commercial real estate and multi-family residential loans:
Owner occupied loans	377	196	0
Agri-business and agricultural loans:
Loans secured by farmland	604	604	0
Consumer 1-4 family loans:
Closed end first mortgage loans	688	689	0
Open end and junior lien loans	81	81	0
Residential construction loans	150	150	0
Other consumer loans	1	1	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	5,251	2,641	984
Non-working capital loans	15,345	13,492	3,160
Commercial real estate and multi-family residential loans:
Construction and land development loans	2,795	2,795	585
Owner occupied loans	5,553	4,681	723
Nonowner occupied loans	15,163	14,532	3,290
Agri-business and agricultural loans:
Loans secured by farmland	1,008	510	38
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,469	2,463	442
Open end and junior lien loans	211	211	37
Other consumer loans	118	118	57
Total	$50,877	$43,227	$9,316

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$154	$1	$1
Non-working capital loans	174	1	1
Commercial real estate and multi-family residential loans:
Construction and land development loans	265	0	0
Owner occupied loans	218	0	0
Nonowner occupied loans	1,019	139	139
Agri-business and agricultural loans:
Loans secured by farmland	240	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	697	0	0
Open end and junior lien loans	210	0	0
Residential construction loans	139	0	0
Other consumer loans	1	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,845	66	57
Non-working capital loans	13,806	513	513
Commercial real estate and multi-family residential loans:
Construction and land development loans	1,977	45	46
Owner occupied loans	3,416	72	70
Nonowner occupied loans	7,220	0	0
Agri-business and agricultural loans:
Loans secured by farmland	381	0	0
Other commercial loans	5	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,680	74	77
Open end and junior lien loans	63	0	0
Other consumer loans	98	2	2
Total	$34,608	$913	$906

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$64	$0	$0
Non-working capital loans	8	0	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	482	0	0
Agri-business and agricultural loans:
Loans secured by farmland	512	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	379	0	0
Open end and junior lien loans	35	0	0
Residential construction loans	39	0	0
Other consumer loans	1	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,934	50	52
Non-working capital loans	13,957	540	544
Commercial real estate and multi-family residential loans:
Construction and land development loans	3,537	84	92
Owner occupied loans	3,771	109	118
Nonowner occupied loans	20,108	337	344
Multifamily loans	48	0	0
Agri-business and agricultural loans:
Loans secured by farmland	442	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,488	56	68
Open end and junior lien loans	70	0	0
Other consumer loans	90	1	1
Total	$48,965	$1,177	$1,219

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$10	$0	$0
Non-working capital loans	108	0	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	530	0	0
Nonowner occupied loans	259	17	17
Multifamily loans	83	0	0
Agri-business and agricultural loans:
Loans secured by farmland	307	0	0
Loans for ag production	51	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	339	0	0
Open end and junior lien loans	25	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	4,085	55	54
Non-working capital loans	17,062	667	681
Commercial real estate and multi-family residential loans:
Construction and land development loans	2,145	48	48
Owner occupied loans	5,157	90	84
Nonowner occupied loans	27,830	363	380
Agri-business and agricultural loans:
Loans secured by farmland	410	0	0
Loans for agricultural production	68	0	0
Other commercial loans	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,870	36	50
Open end and junior lien loans	343	0	0
Other consumer loans	26	0	0
Total	$60,708	$1,276	$1,314

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$543,613	$0	$0	$632	$632	$544,245
Non-working capital loans	487,655	0	101	3,598	3,699	491,354
Commercial real estate and multi-family
residential loans:
Construction and land development loans	155,711	0	0	526	526	156,237
Owner occupied loans	399,028	800	0	3,049	3,849	402,877
Nonowner occupied loans	390,394	31	0	3,629	3,660	394,054
Multi-family loans	71,695	0	0	0	0	71,695
Agri-business and agricultural loans:
Loans secured by farmland	136,923	0	0	485	485	137,408
Loans for agricultural production	136,466	0	0	0	0	136,466
Other commercial loans	75,684	0	0	30	30	75,714
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	142,615	1,198	20	1,051	2,269	144,884
Open end and junior lien loans	150,551	235	9	398	642	151,193
Residential construction loans	6,597	0	0	129	129	6,726
Other consumer loans	49,308	108	0	51	159	49,467
Total	$2,746,240	$2,372	$130	$13,578	$16,080	$2,762,320

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$456,136	$0	$0	$1,819	$1,819	$457,955
Non-working capital loans	440,050	46	0	3,796	3,842	443,892
Commercial real estate and multi-family
residential loans:
Construction and land development loans	156,594	0	0	544	544	157,138
Owner occupied loans	366,955	0	0	3,156	3,156	370,111
Nonowner occupied loans	382,478	0	0	11,758	11,758	394,236
Multi-family loans	63,392	0	0	0	0	63,392
Agri-business and agricultural loans:
Loans secured by farmland	132,347	0	0	1,113	1,113	133,460
Loans for agricultural production	120,665	0	0	0	0	120,665
Other commercial loans	70,766	0	0	0	0	70,766
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	122,370	1,645	0	1,165	2,810	125,180
Open end and junior lien loans	147,123	135	46	291	472	147,595
Residential construction loans	4,481	0	0	150	150	4,631
Other consumer loans	45,826	145	0	106	251	46,077
Total	$2,509,183	$1,971	$46	$23,898	$25,915	$2,535,098

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $3.4 million and $8.3 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2014 and 2013. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

(dollars in thousands)	2014	2013
Accruing troubled debt restructured loans	$16,492	$17,714
Nonaccrual troubled debt restructured loans	9,161	18,531
Total troubled debt restructured loans	$25,653	$36,245

During the year ending December 31, 2014 certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

There were renewal terms offered to one borrower under financial duress which did not require additional compensation or consideration, and the terms offered would not have been readily available in the marketplace for loans bearing similar risk profiles. In this instance, it was determined that a concession had been granted. It is difficult to quantify the concession granted due to an absence of readily available market terms to be used for comparison. The borrower engaged in retail sales, where the collateral and cash flow did not support the loan with a recorded investment of $159,000.

Additional concessions were granted to borrowers with previously identified troubled debt restructured loans during 2014. One loan with a balance of $173,000 was rewritten under terms that are not readily available in the marketplace. Terms in the current loan agreement include an amortization period that exceeds those of similar type loans for a borrower enduring financial hardship. This concession was granted without additional compensation. Another concession included further forgiveness of principal if the terms of the restructured loan are met during the life of the loan. This borrower had a recorded investment of $2.7 million at the time of the modification. These concessions are not included in table below.

Renegotiated interest rates include loans with a reduction in rate for the remaining life of the loan. There were modifications to borrowers at rates that were not readily available in the marketplace that were considered concessions.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the year ending December 31, 2014:

	All Modifications			Interest Rate Reductions			Modified Repayment Terms
		Pre-Modification	Post-Modification					Extension
		Outstanding	Outstanding		Interest at	Interest at		Period or
	Number of	Recorded	Recorded	Number of	Pre-Modification	Post-Modification	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	Rate	Rate	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Non-working capital loans	2	$433	$433	0	$0	$0	2	12-15
Commercial real estate and multi-
family residential loans:
Owner occupied loans	3	2,639	2,710	1	89	95	2	12-24
Total	5	$3,072	$3,143	1	$89	$95	4	12-24

For period ending December 31, 2014, the commercial and industrial troubled debt restructurings described above increased the allowance for loan losses by $205,000 and the commercial real estate and multi-family residential loan troubled debt restructuring described above increased the allowance for loan losses by $171,000.

No charge-offs resulted from any troubled debt restructurings described above during the period ending December 31, 2014.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

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

The following table presents loans by class modified as new troubled debt restructurings that occurred during the period ending December 31, 2013:

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

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending December 31:

	2014		2013
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment
Troubled Debt Restructurings that Subsequently Defaulted
Commercial real estate and multi-family residential loans:
Construction and land development loans	0	$0	1	$763
Total	0	$0	1	$763

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted, as described above, decreased the allowance for loan losses by $170,000 and did not result in any charge-offs during the period ending December 31, 2013.

During the first quarter of 2014 the Company sold, to an independent party, three loans totaling $6.7 million, representing a single commercial relationship. The three loans were accounted for as troubled debt restructurings. The Company received proceeds of $4.3 million and recognized charge-offs of $2.4 million as a result of the sale. The amount charged-off had previously been reserved for by the Company.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes commercial loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis for Special Mention, Substandard and Doubtful grade loans and annually on Pass grade loans over $150,000.

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

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as not rated are consumer loans included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$504,806	$28,485	$10,343	$611	$0	$544,245
Non-working capital loans	436,735	31,781	20,324	0	2,514	491,354
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	150,442	1,033	4,762	0	0	156,237
Owner occupied loans	369,520	20,960	12,397	0	0	402,877
Nonowner occupied loans	375,702	12,512	5,840	0	0	394,054
Multi-family loans	71,695	0	0	0	0	71,695
Agri-business and agricultural loans:
Loans secured by farmland	136,923	0	485	0	0	137,408
Loans for agricultural production	136,466	0	0	0	0	136,466
Other commercial loans	75,680	0	30	0	4	75,714
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	39,156	0	2,199	0	103,529	144,884
Open end and junior lien loans	8,400	291	2,015	0	140,487	151,193
Residential construction loans	0	0	0	0	6,726	6,726
Other consumer loans	15,879	290	75	0	33,223	49,467
Total	$2,321,404	$95,352	$58,470	$611	$286,483	$2,762,320

As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$431,069	$15,212	$11,674	$0	$0	$457,955
Non-working capital loans	384,415	37,727	19,659	0	2,091	443,892
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	148,338	763	8,037	0	0	157,138
Owner occupied loans	333,795	23,687	12,629	0	0	370,111
Nonowner occupied loans	367,108	9,180	17,948	0	0	394,236
Multi-family loans	63,392	0	0	0	0	63,392
Agri-business and agricultural loans:
Loans secured by farmland	132,331	0	1,113	0	16	133,460
Loans for agricultural production	120,665	0	0	0	0	120,665
Other commercial loans	70,766	0	0	0	0	70,766
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	29,092	0	2,316	0	93,772	125,180
Open end and junior lien loans	8,291	1,863	0	0	137,441	147,595
Residential construction loans	0	0	0	0	4,631	4,631
Other consumer loans	10,722	416	291	0	34,648	46,077
Total	$2,099,984	$88,848	$73,667	$0	$272,599	$2,535,098

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

The Company’s Controlling Department, which is responsible for all accounting and SEC compliance, and the Company’s Treasury Department, which is responsible for investment portfolio management and asset/liability modeling, are the two areas that determine the Company’s valuation policies and procedures. Both of these areas report directly to the Chief Financial Officer of the Company. For assets or liabilities that may be considered for Level 3 fair value measurement on a recurring basis, these two departments and the Chief Financial Officer determine the appropriate level of the assets or liabilities under consideration. If there are assets or liabilities that are determined to be Level 3 by this group, the Risk Management Committee of the Company and the Audit Committee of the Board of Directors are made aware of such assets at their next scheduled meeting.

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

Interest rate swap derivatives:  Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. The fair value of interest rate swap derivatives is determined by pricing or valuation models using observable market data as of the measurement date (Level 2).

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

Mortgage servicing rights:  As of December 31, 2014, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $3.1 million, none of which are currently impaired and therefore are carried at amortized cost. These residential mortgage loans have a weighted average interest rate of 4.05%, a weighted average maturity of 19 years and are secured by homes generally within the Company’s market area of Northern Indiana. A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. At December 31, 2014, the constant prepayment speed (“PSA”) used was 212 and discount rate used was 9.4%. At December 31, 2013, the PSA used was 185 and the discount rate used was 9.4%.

At December 31, 2014, the sensitivity of the current fair value of MSRs to an immediate 10% and 20% adverse change in the PSA and discount rate was ($134,000) and ($256,000), respectively for the PSA, and was ($88,000) and ($171,000), respectively for the discount rate. These sensitivities are hypothetical and should not be relied upon. As the figures indicate, changes in value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the value of the MSR is calculated without changing any other assumption; however, in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which might magnify or counteract the sensitivities.

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

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2014
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$1,004	$0	$0	$1,004
Mortgage-backed securities	0	372,095	0	372,095
State and municipal securities	0	101,962	850	102,812
Total Securities	1,004	474,057	850	475,911
Mortgage banking derivative	0	96	0	96
Interest rate swap derivative	0	1,191	0	1,191
Total assets	$1,004	$475,344	$850	$477,198

Liabilities
Mortgage banking derivative	0	11	0	11
Interest rate swap derivative	0	1,242	0	1,242
Total liabilities	$0	$1,253	$0	$1,253

	December 31, 2013
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$1,017	$0	$0	$1,017
Mortgage-backed securities	0	371,977	0	371,977
State and municipal securities	0	94,998	975	95,973
Total Securities	1,017	466,975	975	468,967
Mortgage banking derivative	0	142	0	142
Interest rate swap derivative	0	627	0	627
Total assets	$1,017	$467,744	$975	$469,736

Liabilities
Mortgage banking derivative	0	2	0	2
Interest rate swap derivative	0	592	0	592
Total liabilities	$0	$594	$0	$594

There were no transfers between Level 1 and Level 2 during 2014 and 2013.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013:

	Non-Agency Residential
	Mortgage-Backed Securities		State and Municipal Securities
(dollars in thousands)	2014	2013	2014	2013
Balance of recurring Level 3 assets at January 1	$0	$2,859	$975	$988
Transfers into Level 3	0	3,334	0	0
Changes in fair value of securities
included in other comprehensive income	0	(158)	0	(13)
Principal payments	0	(2,183)	(125)	0
Sales	0	(3,852)	0	0
Balance of recurring Level 3 assets at December 31	$0	$0	$850	$975

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

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The state and municipal securities measured at fair value included below are nonrated Indiana municipal revenue bonds and are not actively traded.

Quantitative Information about Level 3 Fair Value Measurements
				Range of
	Fair Value at			Inputs
(dollars in thousands)	12/31/2014	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$850	Price to type, par, call	Discount to benchmark index	0-6%
				(2.49%)

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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	December 31, 2014
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$531	$531
Non-working capital loans	0	0	2,257	2,257
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	341	341
Owner occupied loans	0	0	4,084	4,084
Nonowner occupied loans	0	0	3,113	3,113
Agri-business and agricultural loans:
Loans secured by farmland	0	0	189	189
Other commercial loans	0	0	15	15
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	399	399
Open end and junior lien loans	0	0	73	73
Other consumer loans	0	0	29	29
Total impaired loans	$0	$0	$11,031	$11,031
Other real estate owned	0	0	75	75
Total assets	$0	$0	$11,106	$11,106

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	December 31, 2013
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$920	$920
Non-working capital loans	0	0	3,097	3,097
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	2,210	2,210
Owner occupied loans	0	0	3,958	3,958
Nonowner occupied loans	0	0	8,938	8,938
Agri-business and agricultural loans:
Loans secured by farmland	0	0	472	472
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	409	409
Open end and junior lien loans	0	0	174	174
Other consumer loans	0	0	50	50
Total impaired loans	$0	$0	$20,228	$20,228
Other real estate owned	0	0	75	75
Total assets	$0	$0	$20,303	$20,303

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2014:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$2,788	Collateral based	Discount to reflect	40%	(11% - 68%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	7,538	Collateral based	Discount to reflect	25%	(6% - 50%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Agri-business and agricultural	189	Collateral based	Discount to reflect	7%
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Other commercial	15	Collateral based	Discount to reflect	50%
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Consumer 1-4 family mortgage	472	Collateral based	Discount to reflect	32%	(3% - 77%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Other consumer	29	Collateral based	Discount to reflect	43%	(33% - 50%)
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	75	Appraisals	Discount to reflect	49%
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
			current market conditions

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $14.5 million, with a valuation allowance of $3.5 million at December 31, 2014, resulting in a net reduction in provision for loan losses of $2.8 million for the year ended December 31, 2014. At December 31, 2013, impaired loans had a gross carrying amount of $26.5 million, with a valuation allowance of $6.3 million, resulting in a net reduction in provision for loans losses of $3.7 million for the year ending December 31, 2013.

Other real estate owned measured at fair value less costs to sell, at December 31, 2014 and 2013 had a net carrying amount of $75,000, which is made up of the outstanding balance of $147,000, net of a valuation allowance of $72,000, which was all written down during 2012.

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2014. Items which are not financial instruments are not included.

	December 31, 2014
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$90,638	$90,638	$0	$0	$90,638
Securities available for sale	475,911	1,004	474,057	850	475,911
Real estate mortgages held for sale	1,585	0	1,612	0	1,612
Loans, net	2,716,058	0	0	2,698,767	2,698,767
Federal Home Loan Bank stock	5,993	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	8,662	3	2,312	6,347	8,662
Financial Liabilities:
Certificates of deposit	(870,590)	0	(876,953)	0	(876,953)
All other deposits	(2,002,530)	(2,002,530)	0	0	(2,002,530)
Securities sold under agreements
to repurchase	(54,907)	0	(54,907)	0	(54,907)
Federal funds purchased	(500)	0	(500)	0	(500)
Other short-term borrowings	(105,000)	0	(105,001)	0	(105,001)
Long-term borrowings	(35)	0	(40)	0	(40)
Subordinated debentures	(30,928)	0	0	(31,212)	(31,212)
Standby letters of credit	(379)	0	0	(379)	(379)
Accrued interest payable	(2,946)	(109)	(2,834)	(3)	(2,946)

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

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Cash and cash equivalents – The carrying amount of cash and cash equivalents approximate fair value and are classified as Level 1.

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

NOTE 6 – LAND, PREMISES AND EQUIPMENT, NET

Land, premises and equipment and related accumulated depreciation were as follows at December 31, 2014 and 2013:

(dollars in thousands)	2014	2013
Land	$12,937	$12,588
Premises	31,953	32,202
Equipment	26,829	24,600
Total cost	71,719	69,390
Less accumulated depreciation	29,736	30,055
Land, premises and equipment, net	$41,983	$39,335

The Company had land, premises and equipment of $249,000 held for sale and included in other assets as of December 31, 2014.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There have been no changes in the $5.0 million carrying amount of goodwill since 2002.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two step impairment test. Step 1 of the impairment test includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. The Company determined the fair value of our reporting unit and compared it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test. Our annual impairment analysis as of May 31, 2014, indicated that the Step 2 analysis was not necessary. Circumstances did not substantially change during the second half of the year such that the Company did not believe it was necessary to do an additional impairment analysis.

NOTE 8 – DEPOSITS

The following table details certain types of deposits as of December 31, 2014 and 2013:

(dollars in thousands)	2014	2013
Time deposits of $100,000 to $250,000	$254,137	$218,157
Time deposits of $250,000 or more	331,074	218,086
Public fund deposits	748,563	634,290
Brokered deposits	142,429	29,755

At December 31, 2014, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Maturing in 2015	$542,981
Maturing in 2016	193,806
Maturing in 2017	86,276
Maturing in 2018	14,443
Maturing in 2019	32,751
Thereafter	333
Total time deposits	$870,590

NOTE 9 – BORROWINGS

Long-term borrowings at December 31 consisted of:

(dollars in thousands)	2014	2013
Federal Home Loan Bank of Indianapolis Notes, 6.15%, Due January 15, 2018	$35	$37

Long-term borrowings mature as follows:

(dollars in thousands)	Amount
2015	$0
2016	0
2017	0
2018	35
2019	0

NOTE 9 – BORROWINGS (continued)

Other short-term borrowings consisted of:

(dollars in thousands)	2014	2013
Federal Home Loan Bank of Indianapolis Notes, 0.50%, Due June 30, 2014	$0	$146,000
Federal Home Loan Bank of Indianapolis Notes, 0.43%, Due June 29, 2015	105,000	0
Total	$105,000	$146,000

The outstanding FHLB advance at December 31, 2014 of $105.0 million may be prepaid with no penalty. All FHLB notes require monthly interest payments and are secured by residential real estate loans and securities with a carrying value of $353.9 million and $320.5 million at December 31, 2014 and 2013. At December 31, 2014, the Company owned $6.0 million of FHLB stock, which also secures debts owed to the FHLB of $105.0 million. The Company is authorized by the Board of Directors to borrow up to $800.0 million at the FHLB, but availability is limited to $115.9 million based on collateral and outstanding borrowings. Federal Reserve Discount Window borrowings were secured by commercial loans with a carrying value of $217.7 million as of December 31, 2014. The Company had a borrowing capacity of $160.2 million at the Federal Reserve Bank at December 31, 2014. There were no borrowings outstanding at the Federal Reserve Bank at December 31, 2014 and 2013.

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $94.2 million and $125.1 million at year-end 2014 and 2013.

Securities sold under agreements to repurchase (“repo accounts”) represent collateralized borrowings with customers located primarily within the Company’s service area. Substantially all repo accounts mature on demand, with the remaining maturing in less than one year. Repo accounts are not covered by federal deposit insurance and are secured by securities owned. The Company retains the right to substitute similar type securities and has the right to withdraw all excess collateral applicable to repo accounts whenever the collateral values are in excess of the related repurchase liabilities. At December 31, 2014, there were no material amounts of securities at risk with any one customer. The Company maintains control of these securities through the use of third-party safekeeping arrangements.

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

(dollars in thousands)	2014	2013	2012
Securities sold under agreements to repurchase
Outstanding at year end	$54,907	$104,876	$121,883
Approximate average interest rate at year end	0.18%	0.29%	0.35%
Highest amount outstanding as of any month end
during the year	$96,236	$114,312	$130,389
Approximate average outstanding during the year	$78,120	$107,252	$119,150
Approximate average interest rate during the year	0.24%	0.32%	0.37%

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

Subject to the Company having received prior approval of the Federal Reserve, if required, the Company may redeem the subordinated debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any interest payment date on or after October 1, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures must be redeemed no later than 2033. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines and, subject to certain limitations, will also be considered Tier 1 capital under Basel III. The floating rate of the trust preferred securities and subordinated debentures are equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 3.05%, which was 3.3051%, 3.2966% and 3.361% December 31, 2014, 2013 and 2012, respectively.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS

In April 2000, the Lakeland Financial Corporation Pension Plan was frozen. The Company also maintains a Supplemental Executive Retirement Plan (“SERP”) for select officers that was established as a funded, non-qualified deferred compensation plan. Currently, seven retired officers are the only participants in the SERP. The measurement date for both the pension plan and SERP is December 31, 2014 and 2013.

Information as to the Company’s employee benefit plans at December 31, 2014 and 2013 is as follows:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2014	2013	2014	2013
Change in benefit obligation:
Beginning benefit obligation	$2,454	$2,867	$1,096	$1,141
Interest cost	119	116	50	45
Actuarial (gain)/loss	398	(276)	258	47
Benefits paid	(186)	(253)	(137)	(137)
Ending benefit obligation	2,785	2,454	1,267	1,096

Change in plan assets (primarily equity and fixed
income investments and money market funds),
at fair value:
Beginning plan assets	1,700	1,528	1,068	964
Actual return	121	265	79	161
Employer contribution	206	160	4	80
Benefits paid	(186)	(253)	(137)	(137)
Ending plan assets	1,841	1,700	1,014	1,068
Funded status at end of year	$(944)	$(754)	$(253)	$(28)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2014	2013	2014	2013
Funded status included in other liabilities	$(944)	$(754)	$(253)	$(28)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2014	2013	2014	2013
Net actuarial loss	$1,925	$1,640	$812	$640

The accumulated benefit obligation for the pension plan was $2.8 million and $2.5 million, respectively, for December 31, 2014 and 2013. The accumulated benefit obligation for the SERP was $1.3 million and $1.1 million, respectively for December 31, 2014 and 2013.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Net pension expense and other amounts recognized in other comprehensive income include the following:

	Pension Benefits			SERP Benefits
(dollars in thousands)	2014	2013	2012	2014	2013	2012
Net pension expense:
Service cost	$0	$0	$0	$0	$0	$0
Interest cost	119	116	127	50	45	51
Expected return on plan assets	(125)	(121)	(138)	(73)	(74)	(75)
Recognized net actuarial loss	117	151	137	80	93	83
Settlement cost	0	91	252	0	0	0
Net pension expense	$111	$237	$378	$57	$64	$59

Net loss/(gain)	$402	$(510)	$(109)	$252	$(40)	$(3)
Amortization of net loss	(117)	(151)	(137)	(80)	(93)	(83)
Total recognized in other comprehensive
income	$285	$(661)	$(246)	$172	$(133)	$(86)
Total recognized in net pension expense
and other comprehensive income	$396	$(424)	$132	$229	$(69)	$(27)

The estimated net loss (gain) for the defined benefit pension plan and SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $162,000 for the pension plan and $82,000 for the SERP. The settlement cost was related to participants taking lump sum distributions from the pension plan during 2013 and 2012.

For 2014 and 2013, the assumed form of payment elected by active participants upon retirement was changed from a single life annuity to a lump sum to reflect participant trends. The lump sum assumed interest rates below for December 31, 2014 and 2013 reflect the mortality table in effect for 2015 and 2014, respectively. For 2014, the mortality assumption was changed to the RP-2014 Mortality Table projected to 2024 with Projection Scale MP-2014 as of December 31, 2014 to reflect improved mortality expectations.

	Pension Benefits			SERP Benefits
	2014	2013	2012	2014	2013	2012
The following assumptions were used in calculating the net benefit obligation:

Weighted average discount rate	3.61%	5.00%	4.00%	3.61%	5.00%	4.00%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Lump sum assumed interest rates
First 5 years	1.29%	1.24%	N/A	N/A	N/A	N/A
Next 15 years	3.81%	4.47%	N/A	N/A	N/A	N/A
All future years	4.88%	5.52%	N/A	N/A	N/A	N/A

The following assumptions were used in calculating the net pension expense:

Weighted average discount rate	5.00%	4.00%	4.50%	5.00%	4.00%	4.50%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%

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

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The weighted average expected long-term rate of return on pension plan and SERP assets is developed in consultation with the plans actuary. It is primarily based upon industry trends and consensus rates of return which are then adjusted to reflect the specific asset allocations and historical rates of return of the Company's plan assets. The following assumptions were used in determining the total long term rate of return:  equity securities were assumed to have a long-term rate of return of approximately 9.75% and debt securities were assumed to have a long-term rate of return of approximately 4.75%. These rates of return were adjusted to reflect an approximate target allocation of 60% equity securities and 40% debt securities with a small downward adjustment due to investments in the “Other” category, which consist of low yielding money market mutual funds.

Certain asset types and investment strategies are prohibited including, the investment in commodities, options, futures, short sales, margin transactions and non-marketable securities.

The Company's pension plan asset allocation at year-end 2014 and 2013, target allocation for 2015, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan		Weighted
	Target	Assets		Average Expected
	Allocation	at Year End		Long-Term Rate
Asset Category	2015	2014	2013	of Return
Equity securities	55-65%	60%	60%	9.80%
Debt securities	35-45%	35%	25%	4.73%
Other	5-10%	5%	15%	0.25%
Total		100%	100%	7.75%

     The Company's SERP plan asset allocation at year-end 2014 and 2013, target allocation for 2015, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan		Weighted
	Target	Assets		Average Expected
	Allocation	at Year End		Long-Term Rate
Asset Category	2015	2014	2013	of Return
Equity securities	55-65%	65%	61%	9.60%
Debt securities	35-45%	32%	30%	4.60%
Other	5-10%	3%	9%	0.25%
Total		100%	100%	7.75%

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

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The fair values of the Company's pension plan assets at December 31, 2014, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$540	$540	$0	$0
Equity securities - US large cap stock mutual funds	255	255	0	0
Equity securities - US mid cap stock mutual funds	144	144	0	0
Equity securities - US small cap stock mutual funds	25	25	0	0
Equity securities - international stock mutual funds	108	108	0	0
Equity securities - emerging markets stock mutual funds	24	24	0	0
Debt securities - intermediate term bond mutual funds	242	242	0	0
Debt securities - short term bond mutual funds	259	259	0	0
Debt securities - world bond mutual funds	94	94	0	0
Debt securities - commercial	55	0	55	0
Cash - money market account	91	91	0	0
Total	$1,837	$1,782	$55	$0

Total pension plan assets available for benefits also include $4,000 in accrued interest and dividend income.

The fair values of the Company's pension plan assets at December 31, 2013, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$484	$484	$0	$0
Equity securities - US large cap stock mutual funds	258	258	0	0
Equity securities - US mid cap stock mutual funds	145	145	0	0
Equity securities - international stock mutual funds	119	119	0	0
Equity securities - emerging markets stock mutual funds	21	21	0	0
Debt securities - intermediate term bond mutual funds	127	127	0	0
Debt securities - short term bond mutual funds	211	211	0	0
Debt securities - world bond mutual funds	29	29	0	0
Debt securities - commercial	56	0	56	0
Cash - money market account	246	246	0	0
Total	$1,696	$1,640	$56	$0

Total pension plan assets available for benefits also include $4,000 in accrued interest and dividend income.

There were no significant transfers between Level 1 and Level 2 during 2014 and 2013.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The fair values of the Company's SERP assets at December 31, 2014, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$144	$144	$0	$0
Equity securities - US large cap stock mutual funds	371	371	0	0
Equity securities - US mid cap stock mutual funds	75	75	0	0
Equity securities - US small cap stock mutual funds	15	15	0	0
Equity securities - international stock mutual funds	54	54	0	0
Debt securities - intermediate term bond mutual funds	65	65	0	0
Debt securities - short term bond mutual funds	169	169	0	0
Debt securities - world bond mutual funds	32	32	0	0
Debt securities - commercial	60	0	60	0
Cash - money market account	26	26	0	0
Total	$1,011	$951	$60	$0

Total SERP plan assets available for benefits also include $3,000 in accrued interest and dividend income.

The fair values of the Company's SERP assets at December 31, 2013, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$140	$140	$0	$0
Equity securities - US large cap stock mutual funds	374	374	0	0
Equity securities - US mid cap stock mutual funds	76	76	0	0
Equity securities - international stock mutual funds	59	59	0	0
Debt securities - intermediate term bond mutual funds	72	72	0	0
Debt securities - short term bond mutual funds	150	150	0	0
Debt securities - world bond mutual funds	34	34	0	0
Debt securities - commercial	62	0	62	0
Cash - money market account	98	98	0	0
Total	$1,065	$1,003	$62	$0

Total SERP plan assets available for benefits also include $3,000 in accrued interest and dividend income.

There were no significant transfers between Level 1 and Level 2 during 2014 and 2013.

Contributions

The Company expects to contribute $318,000 to its pension plan and $110,000 to its SERP plan in 2015.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Estimated Future Benefit Payments

The following benefit payments are expected to be paid over the next ten years:

	Pension	SERP
Plan Year	Benefits	Benefits
(dollars in thousands)
2015	$286	$136
2016	318	133
2017	233	130
2018	270	127
2019	169	123
2020-2024	922	532

NOTE 12 – OTHER BENEFIT PLANS

401(k) Plan

The Company maintains a 401(k) profit sharing plan for all employees meeting certain age and service requirements. The 401(k) plan allows employees to contribute up to the maximum amount allowable under the Internal Revenue Code, which are matched based upon the percentage of budgeted net income earned during the year on the first 6% of the compensation contributed. The expense recognized from matching was $1.5 million in 2014 and $1.4 million in 2013 and 2012.

Deferred Compensation Plan

Effective January 1, 2004, the Company adopted the Lake City Bank Deferred Compensation Plan. The purpose of the deferred compensation plan is to extend full 401(k) type retirement benefits to certain individuals without regard to statutory limitations under tax qualified plans. A liability is accrued by the Company for its obligation under this plan. The expense recognized for each of the last three years was $67,000, $282,000 and $137,000 resulting in a deferred compensation liability of $2.1 million, $1.8 million and $1.4 million as of year-end 2014, 2013 and 2012. The deferred compensation plan is funded solely by participant contributions and does not receive a Company match.

Employee Agreements

Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $4.4 million as of December 31, 2014. On December 31, 2014, no amounts were accrued on these contingent obligations.

Directors’ Deferred Compensation and Cash Plans

The Company maintains a directors’ deferred compensation plan and a cash plan. The amount owed directors for fees under the deferred directors’ compensation and cash plans as of December 31, 2014 and 2013 was $2.2 million. The related expense for the deferred directors’ compensation and cash plans as of December 31, 2014, 2013 and 2012 was $469,000, $488,000 and $480,000.

NOTE 13 – INCOME TAXES

Income tax expense for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

(dollars in thousands)	2014	2013	2012
Current federal	$18,877	$17,181	$15,181
Deferred federal	1,118	183	1,175
Current state	1,650	1,387	877
Deferred state	740	808	(51)
Total income tax expense	$22,385	$19,559	$17,182

NOTE 13 – INCOME TAXES (continued)

Income tax expense included an expense (benefit) of ($89,000), $43,000 and ($150,000) applicable to security transactions for 2014, 2013 and 2012. The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 35% for 2014, 2013 and 2012 to income before income taxes were as follows:

(dollars in thousands)	2014	2013	2012
Income taxes at statutory federal rate of 35%	$23,167	$20,439	$18,402
Increase (decrease) in taxes resulting from:
Tax exempt income	(1,301)	(1,222)	(1,122)
Nondeductible expense	196	180	182
State income tax, net of federal tax effect	1,656	1,396	554
Captive insurance premium income	(378)	(391)	0
Tax credits	(233)	(243)	(253)
Bank owned life insurance	(631)	(578)	(340)
Reserve for unrecognized tax benefits	(64)	(25)	(45)
Other	(27)	3	(196)
Total income tax expense	$22,385	$19,559	$17,182

The net deferred tax asset recorded in the consolidated balance sheets at December 31, 2014 and 2013 consisted of the following:

(dollars in thousands)	2014	2013
Deferred tax assets:
Bad debts	$18,300	$19,902
Pension and deferred compensation liability	1,224	1,215
Non-qualified stock options	444	638
Nonaccrual loan interest	2,127	1,760
Long-term incentive plan	1,186	1,605
Other	346	32
	23,627	25,152
Deferred tax liabilities:
Accretion	153	152
Depreciation	3,843	3,336
Loan servicing rights	994	1,080
State taxes	704	963
Deferred loan fees	61	63
Intangible assets	1,883	1,925
FHLB stock dividends	33	88
REIT spillover dividend	1,085	1,178
Prepaid expenses	884	895
Other	373	0
	10,013	9,680
Valuation allowance	0	0
Net deferred tax asset	$13,614	$15,472

In addition to the net deferred tax assets included above, the deferred income tax asset/liability allocated to the unrealized net gain/(loss) on securities available for sale included in equity was $3.5 million and ($895,000) for 2014 and 2013. The deferred income tax liability allocated to the pension plan and SERP included in equity was $1.1 million and $924,000 for 2014 and 2013.

During the second quarter of 2013, the Indiana legislature approved new tax rates for financial institutions which will lower their state income tax rate from 8.5% to 6.5%. The decrease will be phased in over four years, beginning in 2014. This lower state tax rate going forward will reduce the benefit provided by the Company’s existing deferred tax items. As a result of the revaluation of the Company’s state deferred tax items, the Company recorded a non-cash adjustment for state tax expense of $465,000 in 2013.

NOTE 13 – INCOME TAXES (continued)

During the first quarter of 2014, the Indiana legislature approved new tax rates for financial institutions. The tax rate, currently 8.0%, is scheduled to drop to 6.5% for 2017. The new legislation further reduces the rate to 4.9%, phased-in beginning in 2019. This lower state tax rate going forward will reduce the benefit provided by the Company's existing deferred tax items. As a result of the revaluation of the Company's state deferred tax items, the Company recorded a non-cash adjustment for state tax expense of $431,000 in 2014.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits:

(dollars in thousands)	2014	2013
Balance January 1,	$64	$89
Additions based on tax positions related to the current year	0	5
Additions for tax positions of prior years	0	0
Reductions for tax positions of prior years	(42)	0
Reductions due to the statute of limitations	(22)	(30)
Settlements	0	0
Balance at December 31,	$0	$64

The Company did not have any unrecognized tax benefits at December 31, 2014. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No interest or penalties were recorded in the income statement and no amount was accrued for interest and penalties for the period ending December 31, 2014, 2013 and 2012. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts.

The Company and its subsidiaries file a consolidated U.S. federal tax return and a combined unitary return in the States of Indiana and Michigan. These returns are subject to examinations by authorities for all years after 2011.

NOTE 14 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates as of December 31, 2014 and 2013 were as follows:

(dollars in thousands)	2014	2013
Beginning balance	$124,605	$87,808
New loans and advances	112,940	171,214
Effect of changes in related parties	0	0
Repayments and renewals	(108,977)	(134,417)
Ending balance .	$128,568	$124,605

Deposits from principal officers, directors, and their affiliates at year-end 2014 were $5.7 million plus an additional $4.3 million included in securities sold under agreements to repurchase. Deposits from principal officers, directors, and their affiliates at year-end 2013 were $5.6 million plus an additional $3.7 million included in securities sold under agreements to repurchase.

NOTE 15 – STOCK BASED COMPENSATION

Effective April 8, 2008, the Company adopted the Lakeland Financial Corporation 2008 Equity Incentive Plan (the “2008 Plan”), which was approved by the Company’s stockholders. At its inception there were 750,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board of Directors. Effective April 9, 2013, the Company adopted the Lakeland Financial Corporation 2013 Equity Incentive Plan (the “2013 Plan”), which was also approved by the Company’s stockholders. At its inception the remaining shares of common stock available to grant under the 2008 Plan of 290,578 were transferred to the 2013 Plan and reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board of Directors. Nonvested shares from the 2008 Plan that are unused at vesting are added to the shares available to grant of the 2013 Plan. As of December 31, 2014, 215,275 were available for future grants. Certain stock awards provide for accelerated vesting if there is a change in control. The Company has a policy of issuing new shares to satisfy exercises of stock awards.

NOTE 15 – STOCK BASED COMPENSATION (continued)

Included in net income for the years ended December 31, 2014, 2013 and 2012 was employee stock compensation expense of $2.8 million, $2.0 million and $1.3 million, and a related tax benefit of $1.1 million, $795,000 and $545,000, respectively.

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

There were no stock option grants in 2014, 2013 or 2012.

A summary of the activity in the stock option plan as of December 31, 2014 and changes during the period then ended follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at beginning of the year	71,000	$22.89
Granted	0
Exercised	(13,082)	22.65
Forfeited	0
Outstanding at end of the year	57,918	$22.95	2.5	$1,188,653
Options exercisable at end of the year	57,918	$22.95	2.5	$1,188,653

The following table presents information on stock awards exercised for the years ended December 31, 2014, 2013 and 2012.

(dollars in thousands)	2014	2013	2012
Total intrinsic value	$204	$589	$541
Cash received	7	757	782
Actual tax benefit realized for tax deductions	50	146	112

There were no modifications of stock option awards during the years ended December 31, 2014, 2013 and 2012.

As of December 31, 2014, there was no unrecognized compensation cost related to nonvested stock options granted under the plan.

Restricted Stock Awards and Units

The fair value of restricted stock awards and units is the closing price of the Company’s common stock on the date of grant adjusted for the present value of expected dividends. The restricted stock awards fully vest on the third anniversary of the grant date, with the exception of 13,750 shares listed below, which vested on the grant date.

A summary of the changes in the Company’s nonvested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2014	7,150	$25.37
Granted	16,750	37.29
Vested	(13,750)	37.71
Forfeited	(250)	25.37
Nonvested at December 31, 2014	9,900	$28.40

NOTE 15 – STOCK BASED COMPENSATION (continued)

As of December 31, 2014, there was $92,000 of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted period of 2.04 years. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $598,000, $536,000 and $1.5 million.

Performance Stock Units

The fair value of stock awards is the closing price of the Company’s common stock on the date of grant adjusted for the present value of expected dividends. The stock awards fully vest on the third anniversary of the grant date. The 2014-2016, 2013-2015 and 2012-2014 Long-Term Incentive Plans must be paid in stock and have performance conditions which include revenue growth, diluted earnings per share growth and average return on beginning equity growth. Shares granted below include the number of shares assumed granted based on meeting the performance criteria of the 2014-2016, 2013-2015 and 2012-2014 Long-Term Incentive Plans at December 31, 2014.

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2014	176,594	$22.67
Granted	96,410	35.26
Vested	(55,534)	19.78
Forfeited	0	0.00
Nonvested at December 31, 2014	217,470	$28.99

As of December 31, 2014 and 2013, there was $2.7 million and $1.5 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted period of 1.55 years, 1.53 years and 1.51 years, respectively. The total fair value of shares vested during the year ended December 31, 2014 was $2.0 million. At December 31, 2014, 2013 and 2012, 55,534, 44,894 and 50,160 shares vested, respectively.

NOTE 16 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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
The quantitative measures established by regulation to ensure capital adequacy that were in effect on December 31, 2014, require the Company and the Bank to maintain minimum capital amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulation), and of Tier I capital (as defined in the regulation) to average assets (as defined). Management believes, as of the years ended December 31, 2014 and 2013, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The capital adequacy requirements were heightened by the Basel III Rules, which went into effect on January 1, 2015 with a phase-in period for certain aspects of the rule through 2019. Management believes that the Company and the Bank are currently in compliance with the capital adequacy requirements to which they are subject.

NOTE 16 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

As of December 31, 2014, the most recent notification from the federal regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum Total risk-based capital ratios, Tier I risk-based capital ratios and Tier I leverage capital ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Company and the Bank’s category.

					Minimum Required to
			Minimum Required		Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Capital (to Risk
Weighted Assets)
Consolidated	$418,827	14.36%	$233,286	8.00%	$291,607	10.00%
Bank	$403,454	13.87%	$232,787	8.00%	$290,984	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$382,254	13.11%	$116,643	4.00%	$174,964	6.00%
Bank	$366,958	12.61%	$116,394	4.00%	$174,591	6.00%
Tier I Capital (to Average Assets)
Consolidated	$382,254	11.22%	$136,265	4.00%	$170,332	5.00%
Bank	$366,958	10.84%	$135,420	4.00%	$169,276	5.00%

As of December 31, 2013:
Total Capital (to Risk
Weighted Assets)
Consolidated	$382,951	14.23%	$215,229	8.00%	$269,036	10.00%
Bank	$373,685	13.92%	$214,704	8.00%	$268,380	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$349,134	12.98%	$107,614	4.00%	$161,422	6.00%
Bank	$339,949	12.67%	$107,352	4.00%	$161,028	6.00%
Tier I Capital (to Average Assets)
Consolidated	$349,134	11.25%	$124,152	4.00%	$155,190	5.00%
Bank	$339,949	10.98%	$123,809	4.00%	$154,761	5.00%

The Bank is required to obtain the approval of the Indiana Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year-to-date combined with the retained net income for the previous two years. Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2014, approximately $59.6 million was available to be paid as dividends to the Company by the Bank.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2014. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 17 – OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at December 31, 2014 and 2013.

	December 31, 2014
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$1,191	$0	$1,191	$0	$0	$1,191
Total Assets	$1,191	$0	$1,191	$0	$0	$1,191
Liabilities
Interest Rate Swap Derivatives	$1,242	$0	$1,242	$0	$(1,242)	$0
Repurchase Agreements	54,907	0	54,907	(54,907)	0	0
Total Liabilities	$56,149	$0	$56,149	$(54,907)	$(1,242)	$0

	December 31, 2013
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$627	$0	$627	$0	$(260)	$367
Total Assets	$627	$0	$627	$0	$(260)	$367
Liabilities
Interest Rate Swap Derivatives	$592	$0	$592	$0	$0	$592
Repurchase Agreements	104,876	0	104,876	(104,876)	0	0
Total Liabilities	$105,468	$0	$105,468	$(104,876)	$0	$592

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

NOTE 18 – COMMITMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of the years ended December 31, 2014 and 2013, were as follows:

	2014		2013
	Fixed	Variable	Fixed	Variable
(dollars in thousands)	Rate	Rate	Rate	Rate
Commercial loan lines of credit	$45,294	$967,282	$79,457	$828,405
Commercial letters of credit	0	62	0	80
Standby letters of credit	0	52,500	0	33,575
Real estate mortgage loans	3,439	1,589	3,865	2,233
Real estate construction mortgage loans	1,875	4,936	927	1,821
Home equity mortgage open-ended revolving lines	0	149,706	0	139,555
Consumer loan open-ended revolving lines	0	5,896	0	5,013
Total	$50,608	$1,181,971	$84,249	$1,010,682

The index on variable rate commercial loan commitments is principally the Company’s base rate, which is the national prime rate. Interest rate ranges on commitments and open-ended revolving lines of credit for years ended December 31, 2014 and 2013, were as follows:

	2014		2013
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commercial loan	2.44-7.50%	1.46-8.25%	1.83-10.00%	1.67-7.50%
Real estate mortgage loan	3.13-4.75%	2.88-5.75%	3.38-4.75%	3.38-4.88%
Consumer loan open-ended revolving line	N/A	2.50-15.00%	N/A	2.50-15.00%

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

NOTE 19 – PARENT COMPANY STATEMENTS

The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income and assets. Presented below are parent only financial statements:

CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2014	2013
ASSETS
Deposits with Lake City Bank	$427	$950
Deposits with other depository institutions	7,654	0
Cash	8,081	950
Investments in banking subsidiary	376,000	342,690
Investments in other subsidiaries	3,394	2,313
Other assets	4,980	7,107
Total assets	$392,455	$353,060
LIABILITIES
Dividends payable and other liabilities	$231	$257
Subordinated debt	30,928	30,928
STOCKHOLDERS' EQUITY	361,296	321,875
Total liabilities and stockholders' equity	$392,455	$353,060

 CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Dividends from Lake City Bank, Lakeland Statutory Trust II	$18,362	$9,524	$15,745
Other income	182	98	85
Interest expense on subordinated debt	(1,048)	(1,061)	(1,123)
Miscellaneous expense	(3,462)	(2,651)	(1,976)
INCOME BEFORE INCOME TAXES AND EQUITY IN
UNDISTRIBUTED INCOME OF SUBSIDIARIES	14,034	5,910	12,731
Income tax benefit	1,691	1,387	1,187
INCOME BEFORE EQUITY IN UNDISTRIBUTED
INCOME OF SUBSIDIARIES	15,725	7,297	13,918
Equity in undistributed income of subsidiaries	28,080	31,542	21,476
NET INCOME	$43,805	$38,839	$35,394
COMPREHENSIVE INCOME	$50,129	$30,656	$35,944

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$43,805	$38,839	$35,394
Adjustments to net cash from operating activities:
Equity in undistributed income of subsidiaries	(28,080)	(31,543)	(21,475)
Other changes	5,348	989	265
Net cash from operating activities	21,073	8,285	14,184
Cash flows from investing activities	0	0	(250)
Proceeds from issuance of common stock	57	903	894
Repurchase of common stock	(444)	(399)	(421)
Dividends paid	(13,555)	(9,372)	(13,630)
Cash flows from financing activities	(13,942)	(8,868)	(13,157)
Net increase in cash and cash equivalents	7,131	(583)	777
Cash and cash equivalents at beginning of the year	950	1,533	756
Cash and cash equivalents at end of the year	$8,081	$950	$1,533

NOTE 20 – EARNINGS PER SHARE

Following are the factors used in the earnings per share computations:

	2014	2013	2012
Basic earnings per common share:
Net income	$43,805,000	$38,839,000	$35,394,000
Weighted-average common shares outstanding	16,535,530	16,436,131	16,323,870
Basic earnings per common share	$2.65	$2.36	$2.17
Diluted earnings per common share:
Net income	$43,805,000	$38,839,000	$35,394,000
Weighted-average common shares outstanding for
basic earnings per common share	16,535,530	16,436,131	16,323,870
Add: Dilutive effect of assumed exercise of warrant	92,547	61,436	38,224
Add: Dilutive effect of assumed exercises of stock options
and awards	153,378	136,771	120,843
Average shares and dilutive potential common shares	16,781,455	16,634,338	16,482,937
Diluted earnings per common share	$2.61	$2.33	$2.15

There were no antidilutive stock options for 2014, 2013 and 2012.

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for December 31, 2014 and 2013 all shown net of tax:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2013	$(1,138)	$(1,356)	$(2,494)
Other comprehensive income before reclassification	6,471	(399)	6,072
Amounts reclassified from accumulated other comprehensive income (loss)	134	118	252
Net current period other comprehensive income	6,605	(281)	6,324
Balance at December 31, 2014	$5,467	$(1,637)	$3,830

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2012	$7,517	$(1,828)	$5,689
Other comprehensive income before reclassification	(8,591)	327	(8,264)
Amounts reclassified from accumulated other comprehensive income (loss)	(64)	145	81
Net current period other comprehensive income	(8,655)	472	(8,183)
Balance at December 31, 2013	$(1,138)	$(1,356)	$(2,494)

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

Reclassifications out of accumulated comprehensive income for the years ended December 31, 2014 and 2013 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented
2014
(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$(224)	Net securities gains (losses)
Tax effect	90	Income tax expense
	(134)	Net of tax
Amortization of defined benefit pension items(1)	(197)	Salaries and employee benefits
Tax effect	79	Income tax expense
	(118)	Net of tax
Total reclassifications for the period	$(252)	Net of tax

2013
(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$107	Net securities gains (losses)
Tax effect	(43)	Income tax expense
	64	Net of tax
Amortization of defined benefit pension items(1)	(244)	Salaries and employee benefits
Tax effect	99	Income tax expense
	(145)	Net of tax
Total reclassifications for the period	$(81)	Net of tax

(1) Included in the computation of net pension plan expense as more fully discussed in Note 11.

NOTE 22 – SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

2014	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$30,023	$29,745	$29,250	$28,270
Interest expense	3,919	3,780	3,696	3,590
Net interest income	26,104	25,965	25,554	24,680
Provision for loan losses	0	0	0	0
Net interest income after provision	26,104	25,965	25,554	24,680
Noninterest income	7,163	7,871	7,592	7,427
Noninterest expense	16,632	16,660	16,084	16,790
Income tax expense	5,565	5,665	5,750	5,405
Net income	$11,070	$11,511	$11,312	$9,912

Basic earnings per common share	$0.67	$0.70	$0.68	$0.60
Diluted earnings per common share	$0.66	$0.69	$0.68	$0.59

2013	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$28,050	$26,970	$26,424	$26,292
Interest expense	3,752	3,998	4,512	5,035
Net interest income	24,298	22,972	21,912	21,257
Provision for loan losses	0	0	0	0
Net interest income after provision	24,298	22,972	21,912	21,257
Noninterest income	7,878	7,809	7,569	7,481
Noninterest expense	16,528	16,266	15,091	14,893
Income tax expense	5,060	4,746	5,154	4,599
Net income	$10,588	$9,769	$9,236	$9,246

Basic earnings per common share	$0.64	$0.59	$0.56	$0.56
Diluted earnings per common share	$0.63	$0.59	$0.56	$0.56

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

On December 3, 2009, the Company was notified by Treasury that, as a result of the Company's completion of our November 18, 2009 Qualified Equity Offering, the amount of the Warrant was reduced by 50% to 198,269 shares. In accordance with the terms of the Warrant, the number of shares issuable upon exercise and the exercise price are adjusted each time the Company pays a dividend to its stockholders in excess of the dividend paid at the time the warrant was issued. In 2014, the Company paid four dividends in excess of dividend paid at the time the Warrant was issued. In 2013, the Company paid three dividends in excess of the dividend paid at the time the Warrant was issued. Based on the formula set forth in the warrant, at December 31, 2013, the amount of shares issuable upon exercise of the Warrant was 200,710 and the exercise price was $20.9422. Based on the formula set forth in the Warrant, at December 31, 2014, the amount of shares issuable upon exercise of the Warrant was 201,780 and the exercise price was $20.8312.

On June 9, 2010, the Company redeemed the Series A Preferred Stock and accreted the remaining unamortized discount on these shares. The Company did not repurchase the Warrant, and the Warrant was sold by Treasury to an independent, third party. The Warrant has not been exercised as of December 31, 2014.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the prior two years of the date of the most recent financial statement, there have been no changes in or disagreements with the Company’s accountants.

ITEM 9A. CONTROLS AND PROCEDURES

a)           An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

The Company’s independent registered public accounting firm has issued their report on the Company’s internal control over financial reporting. That report appears under the heading, Report of Independent Registered Public Accounting Firm.

c)           There have been no changes in the Company’s internal controls during the previous fiscal quarter, ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 14, 2015, as filed with the SEC on March 5, 2015, on Form DEF 14A, is incorporated herein by reference in response to this Item.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 14, 2015, as filed with the SEC on March 5, 2015, on Form DEF 14A, is incorporated herein by reference in response to this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHARELHOLDER MATTERS

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 14, 2015, as filed with the SEC on March 5, 2015, on Form DEF 14A, is incorporated herein by reference in response to this Item.

See Item 5 above for equity compensation plan information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 14, 2015, as filed March 5, 2015, on Form DEF 14A, is incorporated herein by reference in response to this Item. Certain additional information on related party transactions is also included in Note 14 to the Company’s financial statements contained in Item 8.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 14, 2015, as filed March 5, 2015, on Form DEF 14A, is incorporated herein by reference in response to this Item.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The documents listed below are filed as a part of this report:

(a)           Exhibits

Exhibit No.	Document	Incorporated by reference to

3.1	Amended and Restated Articles	Exhibit 3.1 to the Company’s Form 8-K
	of Incorporation of Lakeland	filed on March 2, 2009
Financial Corporation

3.2	Amendment to Amended and Restated	Exhibit 3.2 to the Company’s Form 10-K
	Articles of Incorporation of Lakeland	for the fiscal year ended December 31, 2012
Financial Corporation

3.3	Amended and Restated	Exhibit 3.1 to the Company’s Form 8-K
	Bylaws of Lakeland	filed on December 5, 2011
Financial Corporation

4.1	Form of Common Stock Certificate	Exhibit 4.1 to the Company’s
Form 10-K for the fiscal year ended
December 31, 2003

4.2	Form of Warrant to Purchase Shares of	Exhibit 4.2 to the Company’s Form 10-K
	Common Stock	for the fiscal year ended December 31, 2012

4.3	Form of Indenture for Trust Preferred	Exhibit 4.1 to the Company’s
	Issuance	Form 10-K for the fiscal year ended
December 31, 2003

10.1	Lakeland Financial	Exhibit 10.3 to the Company’s
	Corporation 2008 Equity	Form S-8 filed on March 14, 2008
Incentive Plan

10.2	Lakeland Financial Corporation 401(k)	Exhibit 10.1 to the Company’s Form
	Plan	S-8 filed on October 23, 2000

10.3	Amended and Restated Lakeland	Exhibit 10.4 to the Company’s
	Financial Corporation Director’s Fee	Form 10-K for the fiscal year ended
	Deferral Plan	December 31, 2008

10.4	Form of Change in Control Agreement	Exhibit 10.1 of the Company’s Form
	entered into with Michael L. Kubacki	10-K for the fiscal year ended
	and Charles D. Smith	December 31, 2001

10.5	Form of Change in Control Agreement	Exhibit 10.5 of the Company’s Form
	entered into with David M. Findlay and	10-K for the fiscal year ended
	Kevin L. Deardorff	December 31, 2001

10.6	Form of First Amendment of Change to	Exhibit 10.5 to the Company’s
	Control Agreement entered into with	Form 10-K for the fiscal year ended
	Michael L. Kubacki, David M. Findlay,	December 31, 2008
Charles D. Smith and Kevin L. Deardorff

10.7	Form of Second Amendment to Change	Exhibit 10.1 to the Company’s Form
	in Control Agreement entered into with.	8-K filed on December 19, 2011
Michael L. Kubacki, David M. Findlay
and Kevin L. Deardorff

10.8	Employee Deferred Compensation Plan	Exhibit 10.7 to the Company’s
	and Form of Agreement	Form 10-K for the fiscal year ended
December 31, 2008

10.9	Schedule of Board Fees	Attached hereto

10.10	Form of Option Grant Agreement	Exhibit 10.10 to the Company’s Form
10-K for the fiscal year ended
December 31, 2004

10.11	Executive Incentive Bonus Plan	Exhibit 10.11 to the Company’s Form
10-K for the fiscal year ended
December 31, 2004

10.12	Amended and Restated Long Term	Exhibit 10.1 to the Company’s Form
	Incentive Plan	10-Q for the quarter ended
September 30, 2009

10.13	Retirement Transition Agreement, dated	Exhibit 10.1 to the Company’s Form
	July 12, 2011, between Charles D. Smith	8-K filed on July 13, 2011
and the Company

10.14	Form of Change of Control Agreement	Exhibit 10.1 to the Company’s Form
	entered into with Eric H. Ottinger	8-K filed March 1, 2011

10.15	First Amendment to Change in Control	Exhibit 10.2 to the Company’s Form
	Agreement entered into with Eric H.	8-K filed on December 19, 2011
Ottinger

10.16	Form of Change in Control Agreement	Exhibit 10.3 to the Company’s Form
	entered into with Michael E. Gavin	8-K filed on December 19, 2011

10.17	Lakeland Financial Corporation 2013	Appendix A to the Definitive
	Equity Incentive Plan	Proxy Statement on Form DEF-14A
filed on March 4 2013

10.18	Form of Restricted Stock Award	Exhibit 4.3 to the Company’s
	Agreement	Form S-8 filed on July 9, 2013

10.19	Form of Nonqualified Stock Option	Exhibit 4.4 to the Company’s
	Award Agreement	Form S-8 filed on July 9, 2013

10.20	Form of Restricted Stock Unit Award	Exhibit 4.5 to the Company’s
	Agreement	Form S-8 filed on July 9, 2013

10.21	Transitional Employment Agreement, dated	Exhibit 10.1 to the Company’s
	September 4, 2013, by and among the	Form 8-K filed on September
	Company, the Bank and Michael L.	4, 2013
Kubacki

21.0	Subsidiaries	Attached hereto

23.1	Consent of Independent Registered	Attached hereto
Public Accounting Firm

31.1	Certification of Chief Executive Officer	Attached hereto
Pursuant to Rule 13a-15(e)/15d-15(e) and
13(a)-15(f)/15d-15(f)

31.2	Certification of Chief Financial Officer	Attached hereto
Pursuant to Rule 13a-15(e)/15d-15(e) and
13(a)-15(f)/15d-15(f)

32.1	Certification of Chief Executive Officer	Attached hereto
Pursuant to 18 U.S.C. Section 1350, as
adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer	Attached hereto
Pursuant to 18 U.S.C. Section 1350, as
adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION

Date: March 5, 2015	By /s/ Michael L. Kubacki
Michael L. Kubacki, Executive Chairman

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David M. Findlay
David M. Findlay	Principal Executive Officer and Director	March 5, 2015

/s/ Lisa M. O’Neill
Lisa M. O’Neill	Principal Financial Officer	March 5, 2015

/s/ Teresa A. Bartman
Teresa A. Bartman	Principal Accounting Officer	March 5, 2015

/s/ Blake W. Augsburger
Blake W. Augsburger	Director	March 5, 2015

/s/ Robert E. Bartels, Jr.
Robert E. Bartels, Jr.	Director	March 5, 2015

/s/ Daniel F. Evans, Jr.
Daniel F. Evans, Jr.	Director	March 5, 2015

/s/ Thomas A. Hiatt
Thomas A. Hiatt	Director	March 5, 2015

/s/ Michael L. Kubacki
Michael L. Kubacki	Executive Chairman and Director	March 5, 2015

/s/ Charles E. Niemier
Charles E. Niemier	Director	March 5, 2015

/s/ Emily E. Pichon
Emily E. Pichon	Director	March 5, 2015

S1

/s/ Steven D. Ross
Steven D. Ross	Director	March 5, 2015

/s/ Brian J. Smith
Brian J. Smith	Director	March 5, 2015

/s/ Bradley J. Toothaker
Bradley J. Toothaker	Director	March 5, 2015

/s/ Ronald D. Truex
Ronald D. Truex	Director	March 5, 2015

/s/ M. Scott Welch
M. Scott Welch	Director	March 5, 2015

S2