Form 10-Q
period 2015-03-31
LAKELAND FINANCIAL CORP
filed 2015-05-11
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer  _              Accelerated filer  X          Non-accelerated filer _        (do not check if a smaller reporting company)   Smaller reporting company   _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes _       No  X

Number of shares of common stock outstanding at April 30, 2015:  16,610,688

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and due from banks	$99,939	$75,381
Short-term investments	13,107	15,257
Total cash and cash equivalents	113,046	90,638

Securities available for sale (carried at fair value)	477,197	475,911
Real estate mortgage loans held for sale	2,248	1,585

Loans, net of allowance for loan losses of $45,677 and $46,262	2,726,536	2,716,058

Land, premises and equipment, net	42,438	41,983
Bank owned life insurance	67,021	66,612
Federal Reserve and Federal Home Loan Bank stock	9,413	9,413
Accrued interest receivable	9,091	8,662
Goodwill	4,970	4,970
Other assets	25,694	27,452
Total assets	$3,477,654	$3,443,284

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$589,773	$579,495
Interest bearing deposits	2,404,466	2,293,625
Total deposits	2,994,239	2,873,120

Short-term borrowings
Federal funds purchased	0	500
Securities sold under agreements to repurchase	60,517	54,907
Other short-term borrowings	0	105,000
Total short-term borrowings	60,517	160,407

Long-term borrowings	34	35
Subordinated debentures	30,928	30,928
Accrued interest payable	3,592	2,946
Other liabilities	17,505	14,463
Total liabilities	3,106,815	3,081,899

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
16,610,688 shares issued and 16,521,255 outstanding as of March 31, 2015
16,550,324 shares issued and 16,465,621 outstanding as of December 31, 2014	96,068	96,121
Retained earnings	271,004	263,345
Accumulated other comprehensive income	5,869	3,830
Treasury stock, at cost (2015 - 89,433 shares, 2014 - 84,703 shares)	(2,191)	(2,000)
Total stockholders' equity	370,750	361,296
Noncontrolling interest	89	89
Total equity	370,839	361,385
Total liabilities and equity	$3,477,654	$3,443,284

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands except share and per share data)
	Three Months Ended
	March 31,
	2015	2014
NET INTEREST INCOME
Interest and fees on loans
Taxable	$26,257	$25,334
Tax exempt	117	98
Interest and dividends on securities
Taxable	2,448	2,011
Tax exempt	829	819
Interest on short-term investments	13	8
Total interest income	29,664	28,270

Interest on deposits	3,648	3,187
Interest on borrowings
Short-term	60	151
Long-term	256	252
Total interest expense	3,964	3,590

NET INTEREST INCOME	25,700	24,680

Provision for loan losses	0	0

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	25,700	24,680

NONINTEREST INCOME
Wealth advisory fees	1,184	1,039
Investment brokerage fees	492	1,117
Service charges on deposit accounts	2,374	2,151
Loan, insurance and service fees	1,569	1,458
Merchant card fee income	416	350
Bank owned life insurance income	375	372
Other income	954	875
Mortgage banking income	389	65
Net securities gains	42	0
Total noninterest income	7,795	7,427

NONINTEREST EXPENSE
Salaries and employee benefits	9,723	9,987
Net occupancy expense	1,084	1,110
Equipment costs	916	773
Data processing fees and supplies	1,767	1,491
Corporate and business development	790	653
FDIC insurance and other regulatory fees	486	477
Professional fees	689	800
Other expense	1,446	1,499
Total noninterest expense	16,901	16,790

INCOME BEFORE INCOME TAX EXPENSE	16,594	15,317
Income tax expense	5,458	5,405
NET INCOME	$11,136	$9,912

BASIC WEIGHTED AVERAGE COMMON SHARES	16,590,285	16,513,645
BASIC EARNINGS PER COMMON SHARE	$0.67	$0.60
DILUTED WEIGHTED AVERAGE COMMON SHARES	16,789,497	16,713,853
DILUTED EARNINGS PER COMMON SHARE	$0.66	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)
	Three months ended March 31,
	2015	2014
Net income	$11,136	$9,912
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	3,662	4,791
Reclassification adjustment for (gains) losses included in net income	(42)	0
Net securities gain (loss) activity during the period	3,620	4,791
Tax effect	(1,443)	(1,904)
Net of tax amount	2,177	2,887
Defined benefit pension plans:
Net gain (loss) on defined benefit pension plans	(276)	64
Amortization of net actuarial loss	61	49
Net gain (loss) activity during the period	(215)	113
Tax effect	77	(52)
Net of tax amount	(138)	61

Total other comprehensive income (loss), net of tax	2,039	2,948

Comprehensive income	$13,175	$12,860

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited - in thousands except share and per share data)
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2014	16,377,449	$93,249	$233,108	$(2,494)	$(1,988)	$321,875
Comprehensive income:
Net income			9,912			9,912
Other comprehensive income (loss), net of tax				2,948		2,948
Cash dividends declared, $0.19 per share			(3,131)			(3,131)
Treasury shares purchased under deferred
directors' plan	(5,446)	209			(209)	0
Treasury stock sold and distributed under deferred
directors' plan	3,437	(67)			67
Stock activity under equity compensation plans	57,901	(199)				(199)
Stock based compensation expense		597				597
Balance at March 31, 2014	16,433,341	$93,789	$239,889	$454	$(2,130)	$332,002

Balance at January 1, 2015	16,465,621	$96,121	$263,345	$3,830	$(2,000)	$361,296
Comprehensive income:
Net income			11,136			11,136
Other comprehensive income (loss), net of tax				2,039		2,039
Cash dividends declared, $0.21 per share			(3,477)			(3,477)
Treasury shares purchased under deferred
directors' plan	(4,730)	191			(191)	0
Stock activity under equity compensation plans	60,364	(597)				(597)
Stock based compensation expense		353				353
Balance at March 31, 2015	16,521,255	$96,068	$271,004	$5,869	$(2,191)	$370,750

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)
Three Months Ended March 31	2015	2014
Cash flows from operating activities:
Net income	$11,136	$9,912
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	956	830
Net (gain) loss on sale and write down of other real estate owned	(12)	1
Amortization of loan servicing rights	142	130
Loans originated for sale	(16,679)	(7,035)
Net gain on sales of loans	(361)	(192)
Proceeds from sale of loans	16,249	6,892
Net gain on sales of premises and equipment	(3)	0
Net gain on sales and calls of securities available for sale	(42)	0
Net securities amortization	1,193	1,490
Stock based compensation expense	353	597
Earnings on life insurance	(375)	(372)
Tax benefit of stock option exercises	(12)	(13)
Net change:
Interest receivable and other assets	83	(299)
Interest payable and other liabilities	3,848	2,953
Total adjustments	5,340	4,982
Net cash from operating activities	16,476	14,894

Cash flows from investing activities:
Proceeds from sale of securities available for sale	7,787	0
Proceeds from maturities, calls and principal paydowns of
securities available for sale	19,464	14,277
Purchases of securities available for sale	(26,069)	(13,457)
Purchase of life insurance	(149)	(86)
Proceeds from loans sold to others	0	4,836
Net increase in total loans	(10,672)	(47,325)
Proceeds from sales of land, premises and equipment	6	0
Purchases of land, premises and equipment	(1,414)	(1,070)
Proceeds from sales of other real estate	16	13
Distribution from life insurance	0	302
Net cash from investing activities	(11,031)	(42,510)

Cash flows from financing activities:
Net increase in total deposits	121,119	192,706
Net decrease in short-term borrowings	(99,890)	(147,515)
Payments on long-term borrowings	(1)	(2)
Common dividends paid	(3,477)	(3,131)
Payments related to equity incentive plans	(597)	(199)
Purchase of treasury stock	(191)	(209)
Net cash from financing activities	16,963	41,650
Net change in cash and cash equivalents	22,408	14,034
Cash and cash equivalents at beginning of the period	90,638	63,105
Cash and cash equivalents at end of the period	$113,046	$77,139
Cash paid during the period for:
Interest	$3,318	$3,570
Income taxes	104	465
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	194	737

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2015 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2015. The 2014 Lakeland Financial Corporation Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. SECURITIES

Information related to the fair value and amortized cost of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) is provided in the tables below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
March 31, 2015
U.S. Treasury securities	$986	$37	$0	$1,023
Agency residential mortgage-backed securities	363,641	9,358	(796)	372,203
State and municipal securities	100,020	4,237	(286)	103,971
Total	$464,647	$13,632	$(1,082)	$477,197

December 31, 2014
U.S. Treasury securities	$986	$18	$0	$1,004
Agency residential mortgage-backed securities	366,596	7,178	(1,679)	372,095
State and municipal securities	99,399	3,857	(444)	102,812
Total	$466,981	$11,053	$(2,123)	$475,911

There was no other-than-temporary impairment (“OTTI”) recognized in accumulated other comprehensive income (loss) for securities available for sale at March 31, 2015 and December 31, 2014.

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of March 31, 2015 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$5,318	$5,368
Due after one year through five years	18,877	19,761
Due after five years through ten years	45,186	47,530
Due after ten years	31,625	32,335
	101,006	104,994
Mortgage-backed securities	363,641	372,203
Total debt securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$464,647	$477,197

Securities proceeds, gross gains and gross losses are presented below.

	Three months ended March 31,
(dollars in thousands)	2015	2014
Sales of securities available for sale
Proceeds	$7,787	$0
Gross gains	42	0
Gross losses	0	0

The Company sold two securities with a total book value of $7.7 million and a total fair value of $7.8 million during the first three months of 2015.  There were no securities sales during the first three months of 2014.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over the estimated lives of mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $189.3 million and $202.4 million were pledged as of March 31, 2015 and December 31, 2014, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of March 31, 2015 and December 31, 2014 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2015
Agency residential mortgage-backed
securities	$40,330	$(289)	$32,433	$(507)	$72,763	$(796)
State and municipal securities	7,433	(70)	9,526	(216)	16,959	(286)
Total temporarily impaired	$47,763	$(359)	$41,959	$(723)	$89,722	$(1,082)

December 31, 2014
Agency residential mortgage-backed
securities	$33,420	$(148)	$102,512	$(1,531)	$135,932	$(1,679)
State and municipal securities	2,458	(28)	16,391	(416)	18,849	(444)
Total temporarily impaired	$35,878	$(176)	$118,903	$(1,947)	$154,781	$(2,123)

The total number of securities with unrealized losses as of March 31, 2015 and December 31, 2014 is presented below.

	Less than	12 months
	12 months	or more	Total
March 31, 2015
Agency residential mortgage-backed securities	14	9	23
State and municipal securities	19	13	32
Total temporarily impaired	33	22	55

December 31, 2014
Agency residential mortgage-backed securities	9	27	36
State and municipal securities	8	29	37
Total temporarily impaired	17	56	73

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

NOTE 3. LOANS

	March 31,		December 31,
(dollars in thousands)	2015		2014
Commercial and industrial loans:
Working capital lines of credit loans	$574,057	20.7%	$544,043	19.7%
Non-working capital loans	504,878	18.2	491,330	17.8
Total commercial and industrial loans	1,078,935	38.9	1,035,373	37.5

Commercial real estate and multi-family residential loans:
Construction and land development loans	151,065	5.4	156,636	5.7
Owner occupied loans	396,849	14.3	403,154	14.6
Nonowner occupied loans	399,842	14.4	394,458	14.3
Multifamily loans	94,327	3.4	71,811	2.6
Total commercial real estate and multi-family residential loans	1,042,083	37.6	1,026,059	37.1

Agri-business and agricultural loans:
Loans secured by farmland	119,934	4.3	137,407	5.0
Loans for agricultural production	96,307	3.5	136,380	4.9
Total agri-business and agricultural loans	216,241	7.8	273,787	9.9

Other commercial loans	82,478	3.0	75,715	2.7
Total commercial loans	2,419,737	87.3	2,410,934	87.3

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	145,289	5.2	145,167	5.3
Open end and junior lien loans	150,007	5.4	150,220	5.4
Residential construction and land development loans	8,666	0.3	6,742	0.2
Total consumer 1-4 family mortgage loans	303,962	11.0	302,129	10.9

Other consumer loans	48,733	1.8	49,541	1.8
Total consumer loans	352,695	12.7	351,670	12.7
Subtotal	2,772,432	100.0%	2,762,604	100.0%
Less: Allowance for loan losses	(45,677)		(46,262)
Net deferred loan fees	(219)		(284)
Loans, net	$2,726,536		$2,716,058

The recorded investment in loans does not include accrued interest.

The Company had $1.2 million in residential real estate loans in process of foreclosure as of March 31, 2015.

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended March 31, 2015 and 2014:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
March 31, 2015
Beginning balance	$22,785	$14,153	$1,790	$276	$3,459	$483	$3,316	$46,262
Provision for loan losses	556	(338)	(167)	244	(25)	(35)	(235)	0
Loans charged-off	(369)	(30)	0	(122)	(134)	(53)	0	(708)
Recoveries	52	19	4	0	13	35	0	123
Net loans charged-off	(317)	(11)	4	(122)	(121)	(18)	0	(585)
Ending balance	$23,024	$13,804	$1,627	$398	$3,313	$430	$3,081	$45,677

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
March 31, 2014
Beginning balance	$21,005	$18,556	$1,682	$391	$3,046	$608	$3,509	$48,797
Provision for loan losses	720	(388)	(279)	(142)	132	(23)	(20)	0
Loans charged-off	(30)	(2,531)	0	0	(115)	(75)	0	(2,751)
Recoveries	35	11	5	0	1	39	0	91
Net loans charged-off	5	(2,520)	5	0	(114)	(36)	0	(2,660)
Ending balance	$21,730	$15,648	$1,408	$249	$3,064	$549	$3,489	$46,137

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2015 and December 31, 2014:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
March 31, 2015
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,845	$1,273	$9	$0	$450	$74	$0	$4,651
Collectively evaluated for impairment	20,179	12,531	1,618	398	2,863	356	3,081	41,026
Total ending allowance balance	$23,024	$13,804	$1,627	$398	$3,313	$430	$3,081	$45,677

Loans:
Loans individually evaluated for impairment	$13,460	$12,534	$482	$0	$3,566	$120	$0	$30,162
Loans collectively evaluated for impairment	1,065,662	1,028,420	215,840	82,473	301,119	48,537	0	2,742,051
Total ending loans balance	$1,079,122	$1,040,954	$216,322	$82,473	$304,685	$48,657	$0	$2,772,213

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2014
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,306	$1,531	$14	$15	$482	$73	$0	$5,421
Collectively evaluated for impairment	19,479	12,622	1,776	261	2,977	410	3,316	40,841
Total ending allowance balance	$22,785	$14,153	$1,790	$276	$3,459	$483	$3,316	$46,262

Loans:
Loans individually evaluated for impairment	$14,702	$13,005	$486	$30	$3,614	$127	$0	$31,964
Loans collectively evaluated for impairment	1,020,897	1,011,858	273,388	75,684	299,189	49,340	0	2,730,356
Total ending loans balance	$1,035,599	$1,024,863	$273,874	$75,714	$302,803	$49,467	$0	$2,762,320

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2015:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$21	$21	$0
Non-working capital loans	1,756	362	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	526	526	0
Owner occupied loans	424	244	0
Nonowner occupied loans	2,498	2,503	0
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Loans for ag production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	360	316	0
Open end and junior lien loans	321	321	0
Residential construction loans	0	0	0
Other consumer loans	1	1	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	810	810	438
Non-working capital loans	14,830	12,267	2,407
Commercial real estate and multi-family residential loans:
Construction and land development loans	449	448	102
Owner occupied loans	5,620	5,590	1,061
Nonowner occupied loans	3,223	3,223	110
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	377	199	9
Loans for agricultural production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,076	2,895	446
Open end and junior lien loans	34	34	4
Residential construction loans	0	0	0
Other consumer loans	119	119	74
Total	$35,048	$30,162	$4,651

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$21	$21	$0
Non-working capital loans	1,673	279	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	526	526	0
Owner occupied loans	554	374	0
Nonowner occupied loans	3,030	3,036	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	724	712	0
Open end and junior lien loans	317	317	0
Residential construction loans	129	129	0
Other consumer loans	1	1	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,409	1,408	837
Non-working capital loans	15,557	12,994	2,469
Commercial real estate and multi-family residential loans:
Construction and land development loans	449	448	107
Owner occupied loans	5,298	5,297	1,213
Nonowner occupied loans	3,324	3,324	211
Agri-business and agricultural loans:
Loans secured by farmland	381	203	14
Other commercial loans	30	30	15
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,505	2,375	474
Open end and junior lien loans	81	81	8
Other consumer loans	126	126	73
Total	$36,738	$31,964	$5,421

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended March 31, 2015:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$21	$0	$0
Non-working capital loans	364	1	1
Commercial real estate and multi-family residential loans:
Construction and land development loans	526	0	0
Owner occupied loans	544	0	0
Nonowner occupied loans	2,517	28	29
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	160	0	0
Open end and junior lien loans	338	0	0
Residential construction loans	42	0	0
Other consumer loans	1	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,012	9	7
Non-working capital loans	12,566	122	123
Commercial real estate and multi-family residential loans:
Construction and land development loans	448	4	4
Owner occupied loans	5,649	21	22
Nonowner occupied loans	3,269	0	0
Agri-business and agricultural loans:
Loans secured by farmland	201	0	0
Other commercial loans	10	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,014	17	14
Open end and junior lien loans	34	0	0
Other consumer loans	121	1	1
Total	$31,120	$203	$201

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended March 31, 2014:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$112	$1	$0
Non-working capital loans	0	0	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	0
Owner occupied loans	318	0	0
Nonowner occupied loans	355	0	0
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	393	0	0
Loans for ag production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	689	0	0
Open end and junior lien loans	68	0	0
Residential construction loans	147	0	0
Other consumer loans	1	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,450	12	13
Non-working capital loans	13,783	126	126
Commercial real estate and multi-family residential loans:
Construction and land development loans	2,631	15	15
Owner occupied loans	3,710	13	14
Nonowner occupied loans	11,834	34	34
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	501	0	0
Loans for agricultural production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,933	16	19
Open end and junior lien loans	117	0	0
Residential construction loans	0	0	0
Other consumer loans	92	0	0
Total	$40,134	$217	$221

The following table presents the aging of the recorded investment in past due loans as of March 31, 2015 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$574,030	$0	$0	$207	$207	$574,237
Non-working capital loans	501,726	0	0	3,159	3,159	504,885
Commercial real estate and multi-family
residential loans:
Construction and land development loans	150,222	0	0	526	526	150,748
Owner occupied loans	390,724	0	0	5,835	5,835	396,559
Nonowner occupied loans	395,928	0	0	3,521	3,521	399,449
Multifamily loans	94,198	0	0	0	0	94,198
Agri-business and agricultural loans:
Loans secured by farmland	119,453	0	0	481	481	119,934
Loans for agricultural production	96,388	0	0	0	0	96,388
Other commercial loans	82,473	0	0	0	0	82,473
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	142,558	975	88	1,392	2,455	145,013
Open end and junior lien loans	150,628	40	0	355	395	151,023
Residential construction loans	8,649	0	0	0	0	8,649
Other consumer loans	48,532	79	0	46	125	48,657
Total	$2,755,509	$1,094	$88	$15,522	$16,704	$2,772,213

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$543,613	$0	$0	$632	$632	$544,245
Non-working capital loans	487,655	0	101	3,598	3,699	491,354
Commercial real estate and multi-family
residential loans:
Construction and land development loans	155,711	0	0	526	526	156,237
Owner occupied loans	399,028	800	0	3,049	3,849	402,877
Nonowner occupied loans	390,394	31	0	3,629	3,660	394,054
Multi-family loans	71,695	0	0	0	0	71,695
Agri-business and agricultural loans:
Loans secured by farmland	136,923	0	0	485	485	137,408
Loans for agricultural production	136,466	0	0	0	0	136,466
Other commercial loans	75,684	0	0	30	30	75,714
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	142,615	1,198	20	1,051	2,269	144,884
Open end and junior lien loans	150,551	235	9	398	642	151,193
Residential construction loans	6,597	0	0	129	129	6,726
Other consumer loans	49,308	108	0	51	159	49,467
Total	$2,746,240	$2,372	$130	$13,578	$16,080	$2,762,320

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $3.1 million and $3.4 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2015 and December 31, 2014. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	March 31	December 31,
(dollars in thousands)	2015	2014
Accruing troubled debt restructured loans	$13,014	$16,492
Nonaccrual troubled debt restructured loans	11,973	9,161
Total troubled debt restructured loans	$24,987	$25,653
           During the quarter ending March 31, 2015 one loan was modified as a troubled debt restructuring.  There were renewal terms offered to the one borrower under financial duress which did not require additional compensation or consideration, and the terms offered would not have been readily available in the marketplace for loans bearing similar risk profiles. In this instance, it was determined that a concession had been granted. It is difficult to quantify the concession granted due to an absence of readily available market terms to be used for comparison. The loan to the borrower is for a commercial real estate building where the collateral value and cash flows from the company occupying the building did not support the loan with a recorded investment of $788,000.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the quarter ending March 31, 2015:

	All Modifications
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Loans	Investment	Investment
Troubled Debt Restructurings
Commercial real estate and multi-
family residential loans:
Owner occupied loans	1	$788	$788
Total	1	$788	$788

For the period ending March 31, 2015, the commercial real estate and multi-family residential loan troubled debt restructuring described above increased the allowance for loan losses by $6,000.

No charge-offs resulted from the troubled debt restructuring described above during the three-month period ending March 31, 2015.

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

An additional concession was granted to a borrower with a previously restructured loan.  The new concession included further forgiveness of principal if the terms of the restructured loan are met during the life of the loan. This borrower had a recorded investment of $2.7 million as of March 31, 2014.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three-months ending March 31, 2014:

	All Modifications			Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Non-working capital loans	2	$433	$433	2	12-15
Commercial real estate and multi-
family residential loans:
Owner occupied loans	1	158	159
Total	3	$591	$592	2	12-15

For the period ending March 31, 2014, the commercial and industrial troubled debt restructurings described above increased the allowance for loan losses by $101,000 and the commercial real estate and multi-family residential loan troubled debt restructuring in the chart above decreased the allowance for loan losses by $6,000.

No charge-offs resulted from any of the troubled debt restructurings described above during the three-month period ending March 31, 2014.

There were no troubled debt restructurings which had payment defaults within the twelve months following modification during the three month periods ended March 31, 2015 and March 31, 2014.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as Not Rated are consumer loans included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of March 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$533,886	$32,339	$8,012	$0	$0	$574,237
Non-working capital loans	446,441	42,401	13,376	0	2,667	504,885
Commercial real estate and multi-
family residential loans:
Construction and land development loans	144,000	1,939	4,809	0	0	150,748
Owner occupied loans	360,287	25,046	11,226	0	0	396,559
Nonowner occupied loans	381,345	12,406	5,698	0	0	399,449
Multifamily loans	94,198	0	0	0	0	94,198
Agri-business and agricultural loans:
Loans secured by farmland	119,453	0	481	0	0	119,934
Loans for agricultural production	96,388	0	0	0	0	96,388
Other commercial loans	82,467	0	0	0	6	82,473
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	38,447	0	2,112	0	104,454	145,013
Open end and junior lien loans	7,132	241	2,014	0	141,636	151,023
Residential construction loans	0	0	0	0	8,649	8,649
Other consumer loans	15,909	290	73	0	32,385	48,657
Total	$2,319,953	$114,662	$47,801	$0	$289,797	$2,772,213

As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$504,806	$28,485	$10,343	$611	$0	$544,245
Non-working capital loans	436,735	31,781	20,324	0	2,514	491,354
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	150,442	1,033	4,762	0	0	156,237
Owner occupied loans	369,520	20,960	12,397	0	0	402,877
Nonowner occupied loans	375,702	12,512	5,840	0	0	394,054
Multi-family loans	71,695	0	0	0	0	71,695
Agri-business and agricultural loans:
Loans secured by farmland	136,923	0	485	0	0	137,408
Loans for agricultural production	136,466	0	0	0	0	136,466
Other commercial loans	75,680	0	30	0	4	75,714
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	39,156	0	2,199	0	103,529	144,884
Open end and junior lien loans	8,400	291	2,015	0	140,487	151,193
Residential construction loans	0	0	0	0	6,726	6,726
Other consumer loans	15,879	290	75	0	33,223	49,467
Total	$2,321,404	$95,352	$58,470	$611	$286,483	$2,762,320

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

Mortgage servicing rights:  As of March 31, 2015 the fair value of the Company’s Level 3 servicing assets for residential mortgage loans was $3.0 million, none of which are currently impaired and therefore are carried at amortized cost.  These residential mortgage loans have a weighted average interest rate of 4.02%, a weighted average maturity of 19 years and are secured by homes generally within the Company’s market area, which is primarily Northern Indiana.  A valuation model is used to estimate fair value, which is based on an income approach.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.  The most significant assumption used to value mortgage servicing rights is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment rates.  The most significant unobservable assumption is the discount rate.  At March 31, 2015, the constant prepayment speed (PSA) used was 220 and the discount rate used was 9.4%.  At December 31, 2014, the PSA used was 212 and the discount rate used was 9.4%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2015
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,023	$ 0	$ 0	$ 1,023
Mortgage-backed securities	0	372,203	0	372,203
State and municipal securities	0	103,161	810	103,971
Total Securities	1,023	475,364	810	477,197
Mortgage banking derivative	0	301	0	301
Interest rate swap derivative	0	2,310	0	2,310
Total assets	$ 1,023	$ 477,975	$ 810	$ 479,808

Liabilities
Mortgage banking derivative	0	47	0	47
Interest rate swap derivative	0	2,380	0	2,380
Total liabilities	$ 0	$ 2,427	$ 0	$ 2,427

	December 31, 2014
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,004	$ 0	$ 0	$ 1,004
Mortgage-backed securities	0	372,095	0	372,095
State and municipal securities	0	101,962	850	102,812
Total Securities	1,004	474,057	850	475,911
Mortgage banking derivative	0	96	0	96
Interest rate swap derivative	0	1,191	0	1,191
Total assets	$ 1,004	$ 475,344	$ 850	$ 477,198

Liabilities
Mortgage banking derivative	0	11	0	11
Interest rate swap derivative	0	1,242	0	1,242
Total liabilities	$ 0	$ 1,253	$ 0	$ 1,253

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015 and there were no transfers between Level 1 and Level 2 during 2014.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014:

	State and Municipal Securities
(dollars in thousands)	2015	2014
Balance of recurring Level 3 assets at January 1	$ 850	$ 975
Changes in fair value of securities
included in other comprehensive income	0	1
Principal payments	(40)	(85)
Balance of recurring Level 3 assets at March 31	$ 810	$ 891

The state and municipal securities measured at fair value included below are non-rated Indiana municipal revenue bonds and are not actively traded.

Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	3/31/2015	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 810	Price to type, par, call	Discount to benchmark index	0-6%

(2.56%)
Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	12/31/2014	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 850	Price to type, par, call	Discount to benchmark index	0-6%
(2.49%)

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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	March 31, 2015
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 348	$ 348
Non-working capital loans	0	0	2,057	2,057
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	346	346
Owner occupied loans	0	0	4,530	4,530
Nonowner occupied loans	0	0	3,113	3,113
Agri-business and agricultural loans:
Loans secured by farmland	0	0	190	190
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	999	999
Open end and junior lien loans	0	0	30	30
Other consumer loans	0	0	26	26
Total impaired loans	$ 0	$ 0	$ 11,639	$ 11,639
Other real estate owned	0	0	75	75
Total assets	$ 0	$ 0	$ 11,714	$ 11,714

	December 31, 2014
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 531	$ 531
Non-working capital loans	0	0	2,257	2,257
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	341	341
Owner occupied loans	0	0	4,084	4,084
Nonowner occupied loans	0	0	3,113	3,113
Agri-business and agricultural loans:
Loans secured by farmland	0	0	189	189
Other commercial loans	0	0	15	15
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	399	399
Residential construction loans	0	0	73	73
Other consumer loans	0	0	29	29
Total impaired loans	$ 0	$ 0	$ 11,031	$ 11,031
Other real estate owned	0	0	75	75
Total assets	$ 0	$ 0	$ 11,106	$ 11,106

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2015:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$ 2,405	Collateral based	Discount to reflect	36%	(5% - 44%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	7,989	Collateral based	Discount to reflect	14%	(3% - 50%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Agri-business and agricultural	190	Collateral based	Discount to reflect	5%
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Consumer 1-4 family mortgage	1,029	Collateral based	Discount to reflect	13%	(2% - 82%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Other consumer	26	Collateral based	Discount to reflect	42%	(22% - 54%)
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	75	Appraisals	Discount to reflect	49%
			current market conditions

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2014:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$ 2,788	Collateral based	Discount to reflect	40%	(11% - 68%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	7,538	Collateral based	Discount to reflect	25%	(6% - 50%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Agri-business and agricultural	189	Collateral based	Discount to reflect	7%
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Other commercial	15	Collateral based	Discount to reflect	50%
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Consumer 1-4 family mortgage	472	Collateral based	Discount to reflect	32%	(3% - 77%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Other consumer	29	Collateral based	Discount to reflect	43%	(33% - 50%)
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	75	Appraisals	Discount to reflect	49%
			current market conditions

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $14.4 million, with a valuation allowance of $2.8 million at March 31, 2015, resulting in a net reduction in the provision for loan losses of $700,000 in the three months ended March 31, 2015.  At March 31, 2014, impaired loans had a gross carrying amount of $18.1 million, with a valuation allowance of $4.2 million, resulting in a net reduction in the provision for loan losses of $2.1 million for the three months ended March 31, 2014.

Other real estate owned measured at fair value less costs to sell, at March 31 2015 and 2014 had a net carrying amount of $75,000, which is made up of the outstanding balance of $147,000, net of a valuation allowance of $72,000, all of which was written down during 2012.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	March 31, 2015
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 113,046	$ 113,046	$ 0	$ 0	$ 113,046
Securities available for sale	477,197	1,023	475,364	810	477,197
Real estate mortgages held for sale	2,248	0	2,271	0	2,271
Loans, net	2,726,536	0	0	2,714,312	2,714,312
Federal Home Loan Bank stock	5,993	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	9,091	8	1,989	7,094	9,091
Financial Liabilities:
Certificates of deposit	(996,276)	0	(1,002,672)	0	(1,002,672)
All other deposits	(1,997,963)	(1,997,963)	0	0	(1,997,963)
Securities sold under agreements
to repurchase	(60,517)	0	(60,517)	0	(60,517)
Long-term borrowings	(34)	0	(39)	0	(39)
Subordinated debentures	(30,928)	0	0	(31,221)	(31,221)
Standby letters of credit	(387)	0	0	(387)	(387)
Accrued interest payable	(3,592)	(107)	(3,482)	(3)	(3,592)

	December 31, 2014
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 90,638	$ 90,638	$ 0	$ 0	$ 90,638
Securities available for sale	475,911	1,004	474,057	850	475,911
Real estate mortgages held for sale	1,585	0	1,612	0	1,612
Loans, net	2,716,058	0	0	2,698,767	2,698,767
Federal Home Loan Bank stock	5,993	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	8,662	3	2,312	6,347	8,662
Financial Liabilities:
Certificates of deposit	(870,590)	0	(876,953)	0	(876,953)
All other deposits	(2,002,530)	(2,002,530)	0	0	(2,002,530)
Securities sold under agreements
to repurchase	(54,907)	0	(54,907)	0	(54,907)
Federal funds purchased	(500)	0	(500)	0	(500)
Other short-term borrowings	(105,000)	0	(105,001)	0	(105,001)
Long-term borrowings	(35)	0	(40)	0	(40)
Subordinated debentures	(30,928)	0	0	(31,212)	(31,212)
Standby letters of credit	(379)	0	0	(379)	(379)
Accrued interest payable	(2,946)	(109)	(2,834)	(3)	(2,946)

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

NOTE 6. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase represent collateralized borrowings with customers located primarily within the Company’s service area. These repurchase liabilities are not covered by federal deposit insurance and are secured by securities owned. The Company retains the right to substitute similar type securities and has the right to withdraw all excess collateral applicable to the repurchase liabilities whenever the collateral values are in excess of the related repurchase liabilities. However, as a means of mitigating market risk, the Company maintains excess collateral to cover normal changes in the repurchase liability by monitoring daily usage. The Company maintains control of the securities through the use of third-party safekeeping arrangements.

Securities sold under agreements to repurchase of $60.5 million and $54.9 million, which mature on demand, are secured by mortgage-backed securities with a carrying amount of $92.1 million and $94.2 million at March 31, 2015 and December 31, 2014.  Additional information concerning recognition of these liabilities is disclosed in Note 8.

NOTE 7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost:

	Three Months Ended March 31,
	Pension Benefits		SERP Benefits
(dollars in thousands)	2015	2014	2015	2014
Interest cost	$26	$30	$11	$12
Expected return on plan assets	(35)	(31)	(19)	(18)
Recognized net actuarial (gain) loss	40	29	21	20
Net pension expense (benefit)	$31	$28	$13	$14

The Company previously disclosed in its financial statements for the year ended December 31, 2014 that it expected to contribute $318,000 to its pension plan and $110,000 to its Supplemental Executive Retirement Plan (“SERP”) in 2015.  The Company has contributed $69,000 to its pension plan and $110,000 to its SERP as of March 31, 2015.  The Company expects to contribute $249,000 to its pension plan during the remainder of 2015.  The Company does not expect to make any additional contributions to its SERP during the remainder of 2015.

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at March 31, 2015 and December 31, 2014.

	March 31, 2015
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$2,310	$0	$2,310	$0	$0	$2,310
Total Assets	$2,310	$0	$2,310	$0	$0	$2,310
Liabilities
Interest Rate Swap Derivatives	$2,380	$0	$2,380	$0	$(2,050)	$330
Repurchase Agreements	60,517	0	60,517	(60,517)	0	0
Total Liabilities	$62,897	$0	$62,897	$(60,517)	$(2,050)	$330

	December 31, 2014
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$1,191	$0	$1,191	$0	$0	$1,191
Total Assets	$1,191	$0	$1,191	$0	$0	$1,191
Liabilities
Interest Rate Swap Derivatives	$1,242	$0	$1,242	$0	$(1,242)	$0
Repurchase Agreements	54,907	0	54,907	(54,907)	0	0
Total Liabilities	$56,149	$0	$56,149	$(54,907)	$(1,242)	$0

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

NOTE 9. EARNINGS PER SHARE

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants, none of which were antidilutive.

	Three Months Ended March 31,
	2015	2014
Weighted average shares outstanding for basic earnings per common share	16,590,285	16,513,645
Dilutive effect of stock options, awards and warrants	199,212	200,208
Weighted average shares outstanding for diluted earnings per common share	16,789,497	16,713,853

Basic earnings per common share	$0.67	$0.60
Diluted earnings per common share	$0.66	$0.59

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the nine months ended March 31, 2015 and the year ended December 31, 2014:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2014	$5,467	$(1,637)	$3,830
Other comprehensive income before reclassification	2,202	(175)	2,027
Amounts reclassified from accumulated other comprehensive income (loss)	(25)	37	12
Net current period other comprehensive income	2,177	(138)	2,039
Balance at March 31, 2015	$7,644	$(1,775)	$5,869

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2013	$(1,138)	$(1,356)	$(2,494)
Other comprehensive income before reclassification	6,471	(399)	6,072
Amounts reclassified from accumulated other comprehensive income (loss)	134	118	252
Net current period other comprehensive income	6,605	(281)	6,324
Balance at December 31, 2014	$5,467	$(1,637)	$3,830

Reclassifications out of accumulated comprehensive income for the three months ended March 31, 2015 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$42	Net securities gains
Tax effect	(17)	Income tax expense
	25	Net of tax
Amortization of defined benefit pension items	(61)	Salaries and employee benefits
Tax effect	24	Income tax expense
	(37)	Net of tax
Total reclassifications for the period	$(12)	Net of tax

Reclassifications out of accumulated comprehensive income for the three months ended March 31, 2014 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Amortization of defined benefit pension items	$(49)	Salaries and employee benefits
Tax effect	19	Income tax expense
Total reclassifications for the period	$(30)	Net of tax

NOTE 11.  NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Management is evaluating the impact of adopting this new accounting standard on our financial statements.

NOTE 12. SUBSEQUENT EVENTS

There were no subsequent events that would have a material impact on the financial statements presented in this Form 10-Q.

NOTE 13. RECLASSIFICATIONS

Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassification had no effect on net income or stockholders’ equity as previously reported.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

OVERVIEW

Net income in the first three months of 2015 was $11.1 million, up 12.4% from $9.9 million for the comparable period of 2014.  Diluted income per common share was $0.66 in the first three months of 2015, up 11.9% from $0.59 in the comparable period of 2014.  Return on average total assets was 1.31% in the first three months of 2015 versus 1.26% in the comparable period of 2014.  The equity to average assets ratio was 10.66% in the first three months of 2015 versus 10.29% in the comparable period of 2014.

Total assets were $3.478 billion as of March 31, 2015 versus $3.443 billion as of December 31, 2014, an increase of $34.4 million, or 1.0%. This increase was primarily due to a $24.6 million increase in cash and due from banks as well as a $9.9 million increase in total loans.

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

RESULTS OF OPERATIONS

Overview

Selected income statement information for the three months ended March 31, 2015 and 2014 is presented in the following table:

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Income Statement Summary:
Net interest income	$25,700	$24,680
Provision for loan losses	0	0
Noninterest income	7,795	7,427
Noninterest expense	16,901	16,790
Other Data:
Efficiency ratio	50.46%	52.29%
Dilutive EPS	$0.66	$0.59
Tangible capital ratio	10.58%	10.18%
Net charge-offs to average loans	0.09%	0.42%
Net interest margin	3.27%	3.38%
Noninterest income to total revenue	23.27%	23.13%

Net Income

Net income was $11.1 million in the first three months of 2015, an increase of $1.2 million, or 12.4%, versus net income of $9.9 million in the first three months of 2014. Net interest income increased $1.0 million, or 4.1%, to $25.7 million versus $24.7 million in the first three months of 2014. Net interest income increased primarily due to a 7.5% increase in average earning assets.  Significantly affecting average earning assets during 2015 was an increase of 8.6% in the commercial loan portfolio, which reflects our continuing strategic focus on commercial lending.  The net interest margin was 3.27% in the first three months of 2015 versus 3.38% in 2014. The lower margin reflected a decline in loan yields, and a modest increase in the cost of funds offset by increased security yields.

Net Interest Income

The following tables set forth consolidated information regarding average balances and rates:

	Three Months Ended March 31,
	2015			2014
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$2,741,894	$26,257	3.88%	$2,530,356	$25,334	4.06%
Tax exempt (1)	12,953	175	5.48	8,266	148	7.27
Investments: (1)
Available for sale	477,245	3,705	3.15	473,184	3,251	2.79
Short-term investments	4,581	1	0.09	5,480	1	0.07
Interest bearing deposits	10,049	12	0.48	4,154	7	0.68
Total earning assets	$3,246,722	$30,150	3.77%	$3,021,440	$28,741	3.86%
Less: Allowance for loan losses	(46,041)			(48,592)
Nonearning Assets
Cash and due from banks	83,569			61,742
Premises and equipment	42,092			39,627
Other nonearning assets	114,736			112,916
Total assets	$3,441,078			$3,187,133

Interest Bearing Liabilities
Savings deposits	$224,787	$107	0.19%	$242,161	$134	0.22%
Interest bearing checking accounts	1,203,367	1,162	0.39	1,099,980	1,062	0.39
Time deposits:
In denominations under $100,000	286,857	832	1.18	285,467	823	1.17
In denominations over $100,000	666,176	1,547	0.94	551,290	1,168	0.86
Miscellaneous short-term borrowings	87,728	60	0.28	170,733	151	0.36
Long-term borrowings and
subordinated debentures	30,962	256	3.35	30,964	252	3.30
Total interest bearing liabilities	$2,499,877	$3,964	0.64%	$2,380,595	$3,590	0.61%
Noninterest Bearing Liabilities
Demand deposits	555,984			463,664
Other liabilities	18,525			14,816
Stockholders' Equity	366,692			328,058
Total liabilities and stockholders' equity	$3,441,078			$3,187,133

Interest Margin Recap
Interest income/average earning assets		30,150	3.77		28,741	3.86
Interest expense/average earning assets		3,964	0.50		3,590	0.48
Net interest income and margin		$26,186	3.27%		$25,151	3.38%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2015 and 2014. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended March 31, 2015 and 2014, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

Net interest income increased $1.0 million, or 4.1%, for the three months ended March 31, 2015 compared with the first three months of 2014. The increased level of net interest income during the first three months of 2015 compared with the first three months of 2014 was largely driven by an increase in net earning assets somewhat offset by a decline in the yield on net earning assets.  The decline was primarily the result of the continued low interest rate environment including downward pressure on loan yields.  The tax equivalent net interest margin was 3.27% for the first three months of 2015 compared to 3.38% during the first three months of 2014.  The yield on earning assets totaled 3.77% during the three months ended March 31, 2015 compared to 3.86% in the same period of 2014 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.50% during the first three months of 2015 compared to 0.48% in the same period of 2014.

Average earning assets increased by $225.3 million for the three months ended March 31, 2015 compared with the same period of 2014.  Average loans outstanding increased $216.2 million during the three months ended March 31, 2015 compared with the first three months of 2014, with most of the growth being in commercial loans.  The average securities portfolio increased $4.1 million in the three months ended March 31, 2015 compared with the first three months of 2014.  The sale of the two securities during the first quarter of 2015 had the effect of reducing securities amortization, thereby increasing the yield on the portfolio compared to the first quarter of 2014.

Provision for Loan Losses

No provisions for loan loss expense were recorded during the three month periods ended March 31, 2015 and 2014.  The allowance for loan losses at March 31, 2015 represented 1.65% of the loan portfolio, versus 1.67% at December 31, 2014 and 1.79% at March 31, 2014.  Factors impacting the decision not to record a provision in the first three months of 2015 included the stabilization or improvement in key loan quality metrics including strong reserve coverage of nonperforming loans, a decrease in historical loss percentages, stable economic conditions in the Company’s markets and sustained signs of improvement in borrower performance and future prospects. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

Noninterest income categories for the three-month periods ended March 31, 2015 and 2014 are shown in the following table:

	Three Months Ended
	March 31,
			Percent
(dollars in thousands)	2015	2014	Change
Wealth advisory fees	$1,184	$1,039	14.0%
Investment brokerage fees	492	1,117	(56.0)
Service charges on deposit accounts	2,374	2,151	10.4
Loan, insurance and service fees	1,569	1,458	7.6
Merchant card fee income	416	350	18.9
Bank owned life insurance	375	372	0.8
Other income	954	875	9.0
Mortgage banking income	389	65	498.5
Net securities gains	42	0	N/A
Total noninterest income	$7,795	$7,427	5.0%
Noninterest income to total revenue	23.27%	23.13%

The Company’s noninterest income increased 5.0% to $7.8 million for the first quarter of 2015 versus $7.4 million for the first quarter of 2014.  Noninterest income was positively impacted by increases in mortgage banking income due to higher production volumes, as well as increases in service charges on deposit accounts, wealth advisory fees and loan, insurance and service fees.  The increases were driven by higher fees on commercial deposit accounts as well as fees related to new wealth advisory client relationships.  In addition, many wealth advisory fees are performance based and have been positively impacted by rising financial markets.  Offsetting these increases was a decrease in investment brokerage fees driven by lower production volumes.

Noninterest Expense

Noninterest expense categories for the nine-month and three-month periods ended March 31, 2015 and 2014 are shown in the following table:

	Three Months Ended
	March 31,
			Percent
(dollars in thousands)	2015	2014	Change
Salaries and employee benefits	$9,723	$9,987	(2.6)%
Net occupancy expense	1,084	1,110	(2.3)
Equipment costs	916	773	18.5
Data processing fees and supplies	1,767	1,491	18.5
Corporate and business development	790	653	21.0
FDIC insurance and other regulatory fees	486	477	1.9
Professional fees	689	800	(13.9)
Other expense	1,446	1,499	(3.5)
Total noninterest expense	$16,901	$16,790	0.7%

The Company’s noninterest expense increased by 0.7% to $16.9 million in the first quarter of 2015 versus $16.8 million in the first quarter of 2014.  Salaries and employee benefits decreased by $264,000 in the first quarter of 2015 versus the same period of 2014.  The decrease in salary and employee benefits was driven by lower employee benefit costs including lower incentive-based compensation accruals and lower commissions paid on investment brokerage fees as a result of lower production.  Professional fees decreased by $111,000 driven by lower legal fees.  Data processing fees increased by $276,000 due to technology related expenditures with the Company’s core processor and other technology based providers to enhance the delivery of electronic banking alternatives and improve commercial product solutions.  Equipment costs increased due to higher depreciation expense driven by expansion in the Indianapolis market.  Corporate and business development expense increased during the quarter due to higher advertising and marketing expenses.  The Company's efficiency ratio was 50% for the first quarter of 2015, compared to 52% for the first quarter of 2014 and 50% for the linked fourth quarter of 2014.

Income Taxes

Income tax expense increased $53,000, or 1.0%, for the first three months of 2015, compared to the same period in 2014.  The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, was 32.9% during the first three months of 2015, compared to 35.3% for the comparable period of 2014.  Income tax expense for the first quarter of 2014 was impacted by a $431,000 provision for state income tax due to a revaluation of the Company’s state deferred tax items.  During the first quarter of 2014, the Indiana legislature approved new tax rates for financial institutions.  The tax rate, currently 7.5%, is scheduled to drop to 6.5% for 2017.  The new legislation further reduces the rate to 4.9%, phased-in beginning in 2019.  One effect of the lower, future rates is to reduce the benefit that will be provided by the Company’s existing net deferred tax asset items requiring the non-cash adjustment.

FINANCIAL CONDITION

Overview

Total assets of the Company were $3.478 billion as of March 31, 2015, an increase of $34.4 million, or 1.0%, when compared to $3.443 billion as of December 31, 2014.  Total loans increased by $9.9 million, or 0.4%, to $2.772 billion at March 31, 2015 from $2.762 billion at December 31, 2014.  Funding for the loan growth came from a $121.1 million increase in deposits offset by a $99.9 million decrease in short-term borrowings.

Uses of Funds

Total Cash and Cash Equivalents

Total cash and cash equivalents increased by $22.4 million, or 24.7%, to $113.0 million at March 31, 2015, from $90.6 million at December 31, 2014.

Investment Portfolio

The amortized cost and the fair value of securities as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury securities	$986	$1,023	$986	$1,004
Agency residential mortgage-backed securities	363,641	372,203	366,596	372,095
State and municipal securities	100,020	103,971	99,399	102,812
Total	$464,647	$477,197	$466,981	$475,911

At March 31, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity.

Purchases of securities available for sale totaled $26.1 million in the first three months of 2015.  Paydowns from prepayments and scheduled payments of $12.8 million were received in the first three months of 2015, and the amortization of premiums, net of the accretion of discounts, was $1.2 million.  Sales of securities totaled $7.8 million in the first three months of 2015.  Maturities and calls of securities totaled $6.7 million in the first three months of 2015.  No other-than-temporary impairment was recognized in the first three months of 2015. The investment portfolio is managed to provide for an appropriate balance between, liquidity, credit risk and investment return and to limit the Company’s exposure to risk to an acceptable level.  The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds in the Volcker Rule.

Real Estate Mortgage Loans HFS

Real estate mortgage loans held-for-sale increased by $663,000, or 41.8%, to $2.2 million at March 31, 2015, from $1.6 million at December 31, 2014.  The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market.  The Company generally sells all of the mortgage loans it originates on the secondary market.  Proceeds from sales totaled $16.2 million in the first three months of 2015 compared to $6.9 million in the first three months of 2014.

Loan Portfolio

The loan portfolio by class as of March 31, 2015 and December 31, 2014 is summarized as follows:

					Current
	March 31,		December 31,		Period
(dollars in thousands)	2015		2014		Change
Commercial and industrial loans	$1,078,935	38.9%	$1,035,373	35.6%	$43,562
Commercial real estate and multi-family residential loans	1,042,083	37.6	1,026,059	38.9	16,024
Agri-business and agricultural loans	216,241	7.8	273,787	10.0	(57,546)
Other commercial loans	82,478	3.0	75,715	2.8	6,763
Consumer 1-4 family mortgage loans	303,962	11.0	302,129	10.9	1,833
Other consumer loans	48,733	1.8	49,541	1.8	(808)
Subtotal	2,772,432	100.0%	2,762,604	100.0%	9,828
Less: Allowance for loan losses	(45,677)		(46,262)		585
Net deferred loan fees	(219)		(284)		65
Loans, net	$2,726,536		$2,716,058		$10,478

Total loans, excluding real estate mortgage loans held for sale, increased by $9.8 million to $2.772 billion at March 31, 2015 from $2.763 billion at December 31, 2014.  The increase was concentrated in the commercial and commercial real estate categories and reflected the Company’s long standing strategic plan that is focused on expanding and growing the commercial lending business throughout our market areas.  The increase was partially offset by seasonal declines in agri-business loans.

The following table summarizes the Company’s non-performing assets as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(dollars in thousands)	2015	2014
Nonaccrual loans including nonaccrual troubled debt restructured loans	$15,520	$13,577
Loans past due over 90 days and still accruing	88	130
Total nonperforming loans	$15,608	$13,707
Other real estate owned	473	284
Repossessions	31	9
Total nonperforming assets	$16,112	$14,000

Impaired loans including troubled debt restructurings	$30,154	$31,957

Nonperforming loans to total loans	0.56%	0.50%
Nonperforming assets to total assets	0.46%	0.41%

Performing troubled debt restructured loans	$13,014	$16,492
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	11,973	9,160
Total troubled debt restructured loans	$24,987	$25,652

Total nonperforming assets increased by $2.1 million, or 15.1%, to $16.1 million during the three-month period ended March 31, 2015.  The increase in nonperforming assets primarily resulted from primarily resulted from placing three commercial credits on nonaccrual status.  The three loans were previously accounted for as performing troubled debt restructurings.

Net charge-offs totaled $585,000 in the first quarter of 2015, versus net charge-offs of $2.7 million during the first quarter of 2014 and net charge-offs of $125,000 during the fourth quarter of 2014.

A loan is impaired when full payment under the original loan terms is not expected.  Impairment for smaller loans that are similar in nature and which are not in nonaccrual or troubled debt restructured status, such as residential mortgage, consumer, and credit card loans, is determined based on the class of loans and impairment is determined on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows or at the fair value of collateral if repayment is expected solely from the collateral.

Total impaired loans decreased by $1.8 million, or 5.6%, to $30.2 million at March 31, 2015 from $32.0 million at December 31, 2014.  The decrease in the impaired loans category was primarily due to payments received on several impaired commercial credits.

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

At March 31, 2015, the allowance for loan losses was 1.65% of total loans outstanding, versus 1.67% of total loans outstanding at December 31, 2014.  At March 31, 2015, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not continue to improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

As of March 31, 2015, on the basis of management’s review of the loan portfolio, the Company had 93 credits totaling $163.1 million on the classified loan list versus 92 credits totaling $155.6 million on December 31, 2014. As of March 31, 2015, the Company had $114.7 million of assets classified as Special Mention, $47.8 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $95.4 million, $58.5 million, $611,000 and $0, respectively at December 31, 2014.

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

The allowance for loan losses decreased 1.3%, or $585,000, from $46.3 million at December 31, 2014 to $45.7 million at March 31, 2015.  Pooled loan allocations increased from $40.8 million at December 31, 2014 to $41.0 million at March 31, 2015, which was due to an increase in pooled loan balances as well as management’s view of current credit quality and the current economic environment.  Impaired loan allocations decreased $770,000 from $5.4 million at December 31, 2014 to $4.7 million at March 31, 2015 due primarily to a charge-off loan that was specifically reserved for prior to March 31, 2015, as well as decreases in the allocations of existing impaired loans and reductions to the impaired loans category.  The unallocated component of the allowance for loan losses was $3.1 million at March 31, 2015 and $3.3 million at December 31, 2014.  While general trends in the overall economy and credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions.

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

Sources of Funds

The following table summarizes deposits and borrowings as of March 31, 2015 and December 31, 2014:

			Current
	March 31,	December 31,	Period
(dollars in thousands)	2015	2014	Change
Non-interest bearing demand deposits	$589,773	$579,495	$10,278
Interest bearing demand, savings & money market accounts	1,408,190	1,423,035	(14,845)
Time deposits under $100,000	287,396	285,379	2,017
Time deposits of $100,000 or more	708,880	585,211	123,669
Total deposits	2,994,239	2,873,120	121,119
Short-term borrowings	60,517	160,407	(99,890)
Long-term borrowings	34	35	(1)
Subordinated debentures	30,928	30,928	0
Total borrowings	91,479	191,370	(99,891)
Total funding sources	$3,085,718	$3,064,490	$21,228

Deposits and Borrowings

Total deposits increased by $121.1 million, or 4.2%, from December 31, 2014.  The growth in deposits consisted of $139.4 million in core deposit growth and a decrease of $18.3 million in brokered deposits.  Core deposit growth was concentrated in public fund certificates of deposit of $100,000 or more, other time deposits of $100,000 or more and non-interest bearing demand deposits.   The decrease in interest bearing demand savings and money market accounts was primarily due to declines in interest bearing transaction accounts held by public fund entities.  Total brokered deposits were $124.2 million at March 31, 2015 compared to $142.4 million at December 31, 2014.  Total public funds deposits, including public funds transaction accounts, were $825.9 million at March 31, 2015 compared to $758.2 at December 31, 2014.

Total borrowings decreased by $99.9 million, or 52.2%, from December 31, 2014.  Most of the decrease was from a decrease in short-term advances from the Federal Home Loan Bank of Indianapolis.  The Company used wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to fund part of its loan growth and to help maintain its desired interest rate risk position.

Capital

As of March 31, 2015, total stockholders’ equity was $370.8 million, an increase of  $9.5 million, or 2.6%, from $361.3 million at December 31, 2014.  In addition to net income of $11.1 million, other significant changes in equity during the first three months of 2015 included $3.5 million of dividends paid. The accumulated other comprehensive income component of equity increased $2.0 million during the three months ended March 31, 2015, driven by changes in the fair values of available-for-sale securities.  The impact on equity by other comprehensive income is not included in regulatory capital.  The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks became effective for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019.  As of March 31, 2015, the Company's capital levels remained characterized as "well-capitalized" under the new rules.  The actual capital amounts and ratios of the Company and the Bank as of March 31, 2015 and December 31, 2014, are presented in the table below.  Capital amounts and ratios for March 31, 2015 are calculated using the Basel III rules and capital amounts and ratios for December 31, 2014 are calculated using the Basel I rules:

					Minimum Required to
			Minimum Required		Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015:
Total Capital (to Risk
Weighted Assets)
Consolidated	$428,087	14.09%	$243,131	8.00%	$303,914	10.00%
Bank	$416,252	13.72%	$242,733	8.00%	$303,417	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$389,910	12.83%	$182,349	6.00%	$243,131	8.00%
Bank	$378,136	12.46%	$182,050	6.00%	$242,733	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$359,910	11.84%	$136,761	4.50%	$197,544	6.50%
Bank	$378,136	12.46%	$136,537	4.50%	$197,221	6.50%
Tier I Capital (to Average Assets)
Consolidated	$389,910	11.35%	$137,444	4.00%	$206,166	5.00%
Bank	$378,136	11.08%	$136,480	4.00%	$170,600	5.00%

As of December 31, 2014:
Total Capital (to Risk
Weighted Assets)
Consolidated	$418,827	14.36%	$233,286	8.00%	$291,607	10.00%
Bank	$403,454	13.87%	$232,787	8.00%	$290,984	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$382,254	13.11%	$116,643	4.00%	$174,964	6.00%
Bank	$366,958	12.61%	$116,394	4.00%	$174,591	6.00%
Common Equity Tier 1 (CET1)
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Bank	N/A	N/A	N/A	N/A	N/A	N/A
Tier I Capital (to Average Assets)
Consolidated	$382,254	11.22%	$136,265	4.00%	$170,332	5.00%
Bank	$366,958	10.84%	$135,420	4.00%	$169,276	5.00%

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

Results for the base, falling 100 basis points, rising 100 basis points, and rising 300 basis points interest rate scenarios are listed below based upon the Company’s rate sensitive assets and liabilities at March 31, 2015. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

		Falling	Rising	Rising
(dollars in thousands)	Base	(100 Basis Points)	(100 Basis Points)	(300 Basis Points)
Net interest income	$106,008	$103,491	$113,779	$131,544
Variance from Base		$(2,517)	$7,771	$25,536
Percent of change from Base		(2.37)%	7.33%	24.09%

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2015.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2015, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. of Part I of the Company’s 2014 Form 10-K.  Please refer to that section of the Company’s Form 10-K and Item 2 of Part I of this Form 10-Q for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 31, 2015 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

January 1-31	4,264	$40.35	0	$0
February 1-28	466	40.08	0	0
March 1-31	0	0	0	0

Total	4,730	$40.33	0	$0

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and March 31, 2014; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014; and (v) Notes to Unaudited Consolidated Financial Statements.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

March 31, 2015

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: May 11, 2015	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: May 11, 2015	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer

Date: May 11, 2015	/s/ Teresa A. Bartman
Teresa A. Bartman – Senior Vice President-
Finance and Controller