Form 10-Q
period 2015-06-30
LAKELAND FINANCIAL CORP
filed 2015-08-10
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer   _    Accelerated filer  X        Non-accelerated filer _    (do not check if a smaller reporting company)   Smaller reporting company _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  _     No  X

Number of shares of common stock outstanding at July 31, 2015:  16,629,563

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and due from banks	$77,567	$75,381
Short-term investments	11,913	15,257
Total cash and cash equivalents	89,480	90,638

Securities available for sale (carried at fair value)	470,383	475,911
Real estate mortgage loans held for sale	3,405	1,585

Loans, net of allowance for loan losses of $44,816 and $46,262	2,848,646	2,716,058

Land, premises and equipment, net	43,376	41,983
Bank owned life insurance	67,434	66,612
Federal Reserve and Federal Home Loan Bank stock	7,668	9,413
Accrued interest receivable	9,360	8,662
Goodwill	4,970	4,970
Other assets	27,384	27,452
Total assets	$3,572,106	$3,443,284

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$602,898	$579,495
Interest bearing deposits	2,417,253	2,293,625
Total deposits	3,020,151	2,873,120

Short-term borrowings
Federal funds purchased	0	500
Securities sold under agreements to repurchase	51,615	54,907
Other short-term borrowings	75,000	105,000
Total short-term borrowings	126,615	160,407

Long-term borrowings	34	35
Subordinated debentures	30,928	30,928
Accrued interest payable	3,921	2,946
Other liabilities	14,693	14,463
Total liabilities	3,196,342	3,081,899

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
16,618,188 shares issued and 16,528,197 outstanding as of June 30, 2015
16,550,324 shares issued and 16,465,621 outstanding as of December 31, 2014	96,865	96,121
Retained earnings	278,301	263,345
Accumulated other comprehensive income	2,722	3,830
Treasury stock, at cost (2015 - 89,991 shares, 2014 - 84,703 shares)	(2,213)	(2,000)
Total stockholders' equity	375,675	361,296
Noncontrolling interest	89	89
Total equity	375,764	361,385
Total liabilities and equity	$3,572,106	$3,443,284

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands except share and per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NET INTEREST INCOME
Interest and fees on loans
Taxable	$27,315	$26,270	$53,572	$51,604
Tax exempt	117	125	234	223
Interest and dividends on securities
Taxable	2,002	2,028	4,450	4,039
Tax exempt	842	816	1,671	1,635
Interest on short-term investments	14	11	27	19
Total interest income	30,290	29,250	59,954	57,520

Interest on deposits	3,930	3,335	7,578	6,522
Interest on borrowings
Short-term	35	104	95	255
Long-term	261	257	517	509
Total interest expense	4,226	3,696	8,190	7,286

NET INTEREST INCOME	26,064	25,554	51,764	50,234

Provision for loan losses	0	0	0	0

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	26,064	25,554	51,764	50,234

NONINTEREST INCOME
Wealth advisory fees	1,106	977	2,290	2,016
Investment brokerage fees	311	923	803	2,040
Service charges on deposit accounts	2,573	2,348	4,947	4,499
Loan, insurance and service fees	1,900	1,757	3,469	3,215
Merchant card fee income	431	380	847	730
Bank owned life insurance income	360	338	735	710
Other income	681	686	1,635	1,561
Mortgage banking income	351	179	740	244
Net securities gains	0	4	42	4
Total noninterest income	7,713	7,592	15,508	15,019

NONINTEREST EXPENSE
Salaries and employee benefits	9,444	9,467	19,167	19,454
Net occupancy expense	915	903	1,999	2,013
Equipment costs	913	761	1,829	1,534
Data processing fees and supplies	1,938	1,493	3,705	2,984
Corporate and business development	714	673	1,504	1,326
FDIC insurance and other regulatory fees	511	488	997	965
Professional fees	728	736	1,417	1,536
Other expense	1,578	1,563	3,024	3,062
Total noninterest expense	16,741	16,084	33,642	32,874

INCOME BEFORE INCOME TAX EXPENSE	17,036	17,062	33,630	32,379
Income tax expense	5,656	5,750	11,114	11,155
NET INCOME	$11,380	$11,312	$22,516	$21,224

BASIC WEIGHTED AVERAGE COMMON SHARES	16,611,974	16,536,112	16,601,189	16,524,079
BASIC EARNINGS PER COMMON SHARE	$0.69	$0.68	$1.36	$1.28
DILUTED WEIGHTED AVERAGE COMMON SHARES	16,820,052	16,739,069	16,795,907	16,729,479
DILUTED EARNINGS PER COMMON SHARE	$0.68	$0.68	$1.34	$1.27

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$11,380	$11,312	$22,516	$21,224
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	(5,230)	4,761	(1,568)	9,552
Reclassification adjustment for (gains) losses included in net income	0	(4)	(42)	(4)
Net securities gain (loss) activity during the period	(5,230)	4,757	(1,610)	9,548
Tax effect	2,046	(1,888)	603	(3,792)
Net of tax amount	(3,184)	2,869	(1,007)	5,756
Defined benefit pension plans:
Net gain (loss) on defined benefit pension plans	0	0	(276)	64
Amortization of net actuarial loss	61	50	122	99
Net gain (loss) activity during the period	61	50	(154)	163
Tax effect	(24)	(21)	53	(73)
Net of tax amount	37	29	(101)	90

Total other comprehensive income (loss), net of tax	(3,147)	2,898	(1,108)	5,846

Comprehensive income	$8,233	$14,210	$21,408	$27,070
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - in thousands except share and per share data)
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2014	16,377,449	$93,249	$233,108	$(2,494)	$(1,988)	$321,875
Comprehensive income:
Net income			21,224			21,224
Other comprehensive income (loss), net of tax				5,846		5,846
Cash dividends declared, $0.40 per share			(6,617)			(6,617)
Treasury shares purchased under deferred
directors' plan	(6,022)	230			(230)	0
Treasury stock sold and distributed under deferred
directors' plan	25,031	(432)			432
Stock activity under equity compensation plans	62,901	(70)				(70)
Stock based compensation expense		1,228				1,228
Balance at June 30, 2014	16,459,359	$94,205	$247,715	$3,352	$(1,786)	$343,486

Balance at January 1, 2015	16,465,621	$96,121	$263,345	$3,830	$(2,000)	$361,296
Comprehensive income:
Net income			22,516			22,516
Other comprehensive income (loss), net of tax				(1,108)		(1,108)
Cash dividends declared, $0.455 per share			(7,560)			(7,560)
Treasury shares purchased under deferred
directors' plan	(5,288)	213			(213)	0
Stock activity under equity compensation plans	67,864	(390)				(390)
Stock based compensation expense		921				921
Balance at June 30, 2015	16,528,197	$96,865	$278,301	$2,722	$(2,213)	$375,675

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)
Six Months Ended June 30	2015	2014
Cash flows from operating activities:
Net income	$22,516	$21,224
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,915	1,657
Net (gain) loss on sale and write down of other real estate owned	(14)	58
Amortization of loan servicing rights	279	262
Loans originated for sale	(38,470)	(26,251)
Net gain on sales of loans	(814)	(493)
Proceeds from sale of loans	37,106	27,269
Net gain on sales of premises and equipment	(11)	(5)
Net gain on sales and calls of securities available for sale	(42)	(4)
Net securities amortization	2,353	2,893
Stock based compensation expense	921	1,228
Earnings on life insurance	(735)	(709)
Tax benefit of stock option exercises	(56)	(34)
Net change:
Interest receivable and other assets	75	(618)
Interest payable and other liabilities	1,422	(665)
Total adjustments	3,929	4,588
Net cash from operating activities	26,445	25,812

Cash flows from investing activities:
Proceeds from sale of securities available for sale	7,787	0
Proceeds from maturities, calls and principal paydowns of
securities available for sale	37,682	29,218
Purchases of securities available for sale	(43,862)	(29,454)
Purchase of life insurance	(208)	(124)
Proceeds from loans sold to others	0	4,307
Net increase in total loans	(132,782)	(146,573)
Proceeds from sales of land, premises and equipment	24	6
Purchases of land, premises and equipment	(3,321)	(2,190)
Proceeds from redemption of Federal Home Loan Bank stock	1,745	0
Proceeds from sales of other real estate	257	150
Distribution from life insurance	0	302
Net cash from investing activities	(132,678)	(144,358)

Cash flows from financing activities:
Net increase in total deposits	147,031	281,677
Net decrease in short-term borrowings	(33,792)	(58,915)
Payments on long-term borrowings	(1)	(2)
Common dividends paid	(7,547)	(6,604)
Preferred dividends paid	(13)	(13)
Payments related to equity incentive plans	(390)	(70)
Purchase of treasury stock	(213)	(230)
Net cash from financing activities	105,075	215,843
Net change in cash and cash equivalents	(1,158)	97,297
Cash and cash equivalents at beginning of the period	90,638	63,105
Cash and cash equivalents at end of the period	$89,480	$160,402
Cash paid during the period for:
Interest	$7,215	$7,208
Income taxes	9,864	10,185
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	194	845
Securities purchases payable	0	0

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION

This report is filed for Lakeland Financial Corporation (the “Company”) and its wholly owned subsidiaries, Lake City Bank (the “Bank”) and LCB Risk Management, a captive insurance company. Also included in this report is the Bank’s wholly owned subsidiary, LCB Investments II, Inc. (“LCB Investments”), which manages a portion of the Bank’s investment portfolio.  LCB Investments also owns LCB Funding, Inc. (“LCB Funding”), a real estate investment trust.  All significant inter-company balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ending June 30, 2015 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2015. The Company’s 2014 Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. SECURITIES

Information related to the fair value and amortized cost of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) is provided in the tables below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
June 30, 2015
U.S. Treasury securities	$987	$15	$0	$1,002
Agency residential mortgage-backed securities	356,737	7,098	(1,917)	361,918
State and municipal securities	105,339	3,034	(910)	107,463
Total	$463,063	$10,147	$(2,827)	$470,383

December 31, 2014
U.S. Treasury securities	$986	$18	$0	$1,004
Agency residential mortgage-backed securities	366,596	7,178	(1,679)	372,095
State and municipal securities	99,399	3,857	(444)	102,812
Total	$466,981	$11,053	$(2,123)	$475,911

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of June 30, 2015 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$5,048	$5,083
Due after one year through five years	18,923	19,673
Due after five years through ten years	45,452	46,942
Due after ten years	36,903	36,767
	106,326	108,465
Mortgage-backed securities	356,737	361,918
Total debt securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$463,063	$470,383

Securities proceeds, gross gains and gross losses are presented below.

	Six months ended June 30,
(dollars in thousands)	2015	2014
Sales of securities available for sale
Proceeds	$7,787	$0
Gross gains	42	0
Gross losses	0	0

The Company sold two securities with a total book value of $7.7 million and a total fair value of $7.8 million during the first six months of 2015.  There were no securities sales during the first six months of 2014.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over the estimated lives of mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $179.9 million and $202.4 million were pledged as of June 30, 2015 and December 31, 2014, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of June 30, 2015 and December 31, 2014 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2015
Agency residential mortgage-backed
securities	$96,752	$(1,146)	$30,924	$(771)	$127,676	$(1,917)
State and municipal securities	21,660	(514)	9,319	(396)	30,979	(910)
Total temporarily impaired	$118,412	$(1,660)	$40,243	$(1,167)	$158,655	$(2,827)

December 31, 2014
Agency residential mortgage-backed
securities	$33,420	$(148)	$102,512	$(1,531)	$135,932	$(1,679)
State and municipal securities	2,458	(28)	16,391	(416)	18,849	(444)
Total temporarily impaired	$35,878	$(176)	$118,903	$(1,947)	$154,781	$(2,123)

The total number of securities with unrealized losses as of June 30, 2015 and December 31, 2014 is presented below.

	Less than	12 months
	12 months	or more	Total
June 30, 2015
Agency residential mortgage-backed securities	31	9	40
State and municipal securities	48	13	61
Total temporarily impaired	79	22	101

December 31, 2014
Agency residential mortgage-backed securities	9	27	36
State and municipal securities	8	29	37
Total temporarily impaired	17	56	73

The following factors are considered in determining whether or not the impairment of these securities is other-than-temporary. In making this determination, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer, as well as the underlying fundamentals of the relevant market and the outlook for such market in the near future.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings. As of June 30, 2014 and December 31, 2014, ninety-nine percent of the securities in the Company’s portfolio are backed by the U.S. government, government agencies, government sponsored agencies or are A-rated or better, except for certain non-local or local municipal securities, which are not rated. For the government, government-sponsored agency and municipal securities, management did not believe that there would be credit losses or that full principal would not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell, and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

NOTE 3. LOANS

	June 30,		December 31,
(dollars in thousands)	2015		2014
Commercial and industrial loans:
Working capital lines of credit loans	$606,169	20.9%	$544,043	19.7%
Non-working capital loans	537,708	18.6	491,330	17.8
Total commercial and industrial loans	1,143,877	39.5	1,035,373	37.5

Commercial real estate and multi-family residential loans:
Construction and land development loans	152,292	5.3	156,636	5.7
Owner occupied loans	409,650	14.2	403,154	14.6
Nonowner occupied loans	399,583	13.8	394,458	14.3
Multifamily loans	90,175	3.1	71,811	2.6
Total commercial real estate and multi-family residential loans	1,051,700	36.3	1,026,059	37.1

Agri-business and agricultural loans:
Loans secured by farmland	156,001	5.4	137,407	5.0
Loans for agricultural production	95,327	3.3	136,380	4.9
Total agri-business and agricultural loans	251,328	8.7	273,787	9.9

Other commercial loans	82,247	2.8	75,715	2.7
Total commercial loans	2,529,152	87.4	2,410,934	87.3

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	148,977	5.1	145,167	5.3
Open end and junior lien loans	155,902	5.4	150,220	5.4
Residential construction and land development loans	8,821	0.3	6,742	0.2
Total consumer 1-4 family mortgage loans	313,700	10.8	302,129	10.9

Other consumer loans	50,813	1.8	49,541	1.8
Total consumer loans	364,513	12.6	351,670	12.7
Subtotal	2,893,665	100.0%	2,762,604	100.0%
Less: Allowance for loan losses	(44,816)		(46,262)
Net deferred loan fees	(203)		(284)
Loans, net	$2,848,646		$2,716,058

The recorded investment in loans does not include accrued interest.

The Company had $925,000 in residential real estate loans in process of foreclosure as of June 30, 2015.

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended June 30, 2015 and 2014:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended June 30, 2015
Beginning balance, April 1	$23,024	$13,804	$1,627	$398	$3,313	$430	$3,081	$45,677
Provision for loan losses	(228)	(283)	248	(40)	160	(16)	159	0
Loans charged-off	(507)	(429)	0	0	(6)	(53)	0	(995)
Recoveries	71	20	6	0	6	31	0	134
Net loans charged-off	(436)	(409)	6	0	0	(22)	0	(861)
Ending balance	$22,360	$13,112	$1,881	$358	$3,473	$392	$3,240	$44,816

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended June 30, 2014
Beginning balance	$21,730	$15,648	$1,408	$249	$3,064	$549	$3,489	$46,137
Provision for loan losses	(343)	329	(10)	(15)	276	(56)	(181)	0
Loans charged-off	(483)	(22)	0	0	(107)	(43)	0	(655)
Recoveries	18	20	6	0	42	37	0	123
Net loans charged-off	(465)	(2)	6	0	(65)	(6)	0	(532)
Ending balance	$20,922	$15,975	$1,404	$234	$3,275	$487	$3,308	$45,605

The following tables present the activity in the allowance for loan losses by portfolio segment for the six-month periods ended June 30, 2015 and 2014:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Six Months Ended June 30, 2015
Beginning balance, January 1	$22,785	$14,153	$1,790	$276	$3,459	$483	$3,316	$46,262
Provision for loan losses	328	(621)	81	204	135	(51)	(76)	0
Loans charged-off	(876)	(459)	0	(122)	(140)	(106)	0	(1,703)
Recoveries	123	39	10	0	19	66	0	257
Net loans charged-off	(753)	(420)	10	(122)	(121)	(40)	0	(1,446)
Ending balance	$22,360	$13,112	$1,881	$358	$3,473	$392	$3,240	$44,816

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Six Months Ended June 30, 2014
Beginning balance	$21,005	$18,556	$1,682	$391	$3,046	$608	$3,509	$48,797
Provision for loan losses	377	(59)	(289)	(157)	408	(79)	(201)	0
Loans charged-off	(513)	(2,553)	0	0	(222)	(118)	0	(3,406)
Recoveries	53	31	11	0	43	76	0	214
Net loans charged-off	(460)	(2,522)	11	0	(179)	(42)	0	(3,192)
Ending balance	$20,922	$15,975	$1,404	$234	$3,275	$487	$3,308	$45,605

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2015 and December 31, 2014:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
June 30, 2015
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,228	$862	$0	$0	$416	$66	$0	$3,572
Collectively evaluated for impairment	20,132	12,250	1,881	358	3,057	326	3,240	41,244
Total ending allowance balance	$22,360	$13,112	$1,881	$358	$3,473	$392	$3,240	$44,816

Loans:
Loans individually evaluated for impairment	$7,411	$11,209	$477	$0	$3,126	$112	$0	$22,335
Loans collectively evaluated for impairment	1,136,650	1,039,318	250,933	82,242	311,370	50,614	0	2,871,127
Total ending loans balance	$1,144,061	$1,050,527	$251,410	$82,242	$314,496	$50,726	$0	$2,893,462

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2014
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,306	$1,531	$14	$15	$482	$73	$0	$5,421
Collectively evaluated for impairment	19,479	12,622	1,776	261	2,977	410	3,316	40,841
Total ending allowance balance	$22,785	$14,153	$1,790	$276	$3,459	$483	$3,316	$46,262

Loans:
Loans individually evaluated for impairment	$14,702	$13,005	$486	$30	$3,614	$127	$0	$31,964
Loans collectively evaluated for impairment	1,020,897	1,011,858	273,388	75,684	299,189	49,340	0	2,730,356
Total ending loans balance	$1,035,599	$1,024,863	$273,874	$75,714	$302,803	$49,467	$0	$2,762,320

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2015:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$21	$21	$0
Non-working capital loans	2,519	752	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	0
Owner occupied loans	2,737	2,557	0
Nonowner occupied loans	5,536	5,541	0
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	976	477	0
Loans for ag production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	403	338	0
Open end and junior lien loans	132	132	0
Residential construction loans	0	0	0
Other consumer loans	4	4	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	983	983	433
Non-working capital loans	7,847	5,655	1,795
Commercial real estate and multi-family residential loans:
Construction and land development loans	373	373	58
Owner occupied loans	2,768	2,738	804
Nonowner occupied loans	0	0	0
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	0	0	0
Loans for agricultural production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,721	2,622	413
Open end and junior lien loans	34	34	3
Residential construction loans	0	0	0
Other consumer loans	108	108	66
Total	$27,162	$22,335	$3,572

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$21	$21	$0
Non-working capital loans	1,673	279	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	526	526	0
Owner occupied loans	554	374	0
Nonowner occupied loans	3,030	3,036	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	724	712	0
Open end and junior lien loans	317	317	0
Residential construction loans	129	129	0
Other consumer loans	1	1	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,409	1,408	837
Non-working capital loans	15,557	12,994	2,469
Commercial real estate and multi-family residential loans:
Construction and land development loans	449	448	107
Owner occupied loans	5,298	5,297	1,213
Nonowner occupied loans	3,324	3,324	211
Agri-business and agricultural loans:
Loans secured by farmland	381	203	14
Other commercial loans	30	30	15
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,505	2,375	474
Open end and junior lien loans	81	81	8
Other consumer loans	126	126	73
Total	$36,738	$31,964	$5,421

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended June 30, 2015:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$21	$0	$0
Non-working capital loans	767	0	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	0
Owner occupied loans	2,865	0	0
Nonowner occupied loans	5,590	26	27
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	479	0	0
Loans for ag production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	329	0	0
Open end and junior lien loans	245	0	0
Residential construction loans	0	0	0
Other consumer loans	4	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	994	7	7
Non-working capital loans	9,670	112	124
Commercial real estate and multi-family residential loans:
Construction and land development loans	373	4	5
Owner occupied loans	2,753	0	0
Nonowner occupied loans	0	0	0
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	0	0	0
Loans for agricultural production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,687	16	16
Open end and junior lien loans	34	0	0
Residential construction loans	0	0	0
Other consumer loans	111	1	1
Total	$26,922	$166	$180

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended June 30, 2014:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$462	$0	$1
Non-working capital loans	124	0	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	0
Owner occupied loans	168	0	0
Nonowner occupied loans	344	0	0
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	0	0	0
Loans for ag production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	688	0	0
Open end and junior lien loans	157	0	0
Residential construction loans	141	0	0
Other consumer loans	3	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,549	21	16
Non-working capital loans	13,898	134	136
Commercial real estate and multi-family residential loans:
Construction and land development loans	2,695	15	16
Owner occupied loans	1,921	6	0
Nonowner occupied loans	7,218	35	35
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	616	0	0
Loans for agricultural production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,736	17	17
Open end and junior lien loans	29	0	0
Residential construction loans	0	0	0
Other consumer loans	82	0	0
Total	$32,831	$228	$221

The following table presents loans individually evaluated for impairment by class of loans as of and for the six-month period ended June 30, 2015:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$21	$0	$0
Non-working capital loans	565	1	1
Commercial real estate and multi-family residential loans:
Construction and land development loans	263	0	0
Owner occupied loans	1,704	0	0
Nonowner occupied loans	4,053	54	56
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	381	0	0
Loans for ag production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	244	0	0
Open end and junior lien loans	292	0	0
Residential construction loans	21	0	0
Other consumer loans	2	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,003	16	14
Non-working capital loans	11,118	234	247
Commercial real estate and multi-family residential loans:
Construction and land development loans	411	8	9
Owner occupied loans	4,201	21	22
Nonowner occupied loans	1,635	0	0
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	100	0	0
Loans for agricultural production	0	0	0
Other commercial loans	5	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,850	33	30
Open end and junior lien loans	34	0	0
Residential construction loans	0	0	0
Other consumer loans	116	2	2
Total	$29,019	$369	$381

The following table presents loans individually evaluated for impairment by class of loans as of and for the six-month period ended June 30, 2014:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$287	$1	$1
Non-working capital loans	62	0	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	0
Owner occupied loans	243	0	0
Nonowner occupied loans	349	0	0
Multifamily loans	0	0	0
Agri-business and agricultural loans:
Loans secured by farmland	196	0	0
Loans for ag production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	689	0	0
Open end and junior lien loans	113	0	0
Residential construction loans	144	0	0
Other consumer loans	2	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,000	33	29
Non-working capital loans	13,840	260	262
Commercial real estate and multi-family residential loans:
Construction and land development loans	2,663	30	31
Owner occupied loans	2,816	19	14
Nonowner occupied loans	9,526	69	69
Multifamily loans	0	0	0
Agri-business and agricultural loans:	0
Loans secured by farmland	559	0	0
Loans for agricultural production	0	0	0
Other commercial loans	0	0	0
Consumer 1-4 family mortgage loans:	0
Closed end first mortgage loans	2,835	33	36
Open end and junior lien loans	73	0	0
Residential construction loans	0	0	0
Other consumer loans	87	0	0
Total	$36,484	$445	$442

The following table presents the aging of the recorded investment in past due loans as of June 30, 2015 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$605,190	$40	$0	$580	$620	$605,810
Non-working capital loans	534,829	127	275	3,020	3,422	538,251
Commercial real estate and multi-family
residential loans:
Construction and land development loans	151,936	0	0	0	0	151,936
Owner occupied loans	401,579	2,439	0	5,295	7,734	409,313
Nonowner occupied loans	395,575	269	0	3,359	3,628	399,203
Multifamily loans	90,075	0	0	0	0	90,075
Agri-business and agricultural loans:
Loans secured by farmland	155,526	0	0	477	477	156,003
Loans for agricultural production	95,407	0	0	0	0	95,407
Other commercial loans	82,242	0	0	0	0	82,242
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	146,031	1,508	9	1,154	2,671	148,702
Open end and junior lien loans	156,736	86	0	166	252	156,988
Residential construction loans	8,806	0	0	0	0	8,806
Other consumer loans	50,569	117	0	40	157	50,726
Total	$2,874,501	$4,586	$284	$14,091	$18,961	$2,893,462

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$543,613	$0	$0	$632	$632	$544,245
Non-working capital loans	487,655	0	101	3,598	3,699	491,354
Commercial real estate and multi-family
residential loans:
Construction and land development loans	155,711	0	0	526	526	156,237
Owner occupied loans	399,028	800	0	3,049	3,849	402,877
Nonowner occupied loans	390,394	31	0	3,629	3,660	394,054
Multi-family loans	71,695	0	0	0	0	71,695
Agri-business and agricultural loans:
Loans secured by farmland	136,923	0	0	485	485	137,408
Loans for agricultural production	136,466	0	0	0	0	136,466
Other commercial loans	75,684	0	0	30	30	75,714
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	142,615	1,198	20	1,051	2,269	144,884
Open end and junior lien loans	150,551	235	9	398	642	151,193
Residential construction loans	6,597	0	0	129	129	6,726
Other consumer loans	49,308	108	0	51	159	49,467
Total	$2,746,240	$2,372	$130	$13,578	$16,080	$2,762,320

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $2.7 million and $3.4 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2015 and December 31, 2014. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	June 30,	December 31,
(dollars in thousands)	2015	2014
Accruing troubled debt restructured loans	$7,606	$16,492
Nonaccrual troubled debt restructured loans	11,177	9,161
Total troubled debt restructured loans	$18,783	$25,653

           During the quarter ending June 30, 2015, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

There were renewal terms offered to two borrowers under financial duress which did not require additional compensation or consideration, and the terms offered would not have been readily available in the marketplace for loans bearing similar risk profiles. In these instances, it was determined that a concession had been granted. It is difficult to quantify the concessions granted due to an absence of readily available market terms to be used for comparison. These loans were both commercial and industrial working capital loans with recorded investments of $379,000 and $185,000, respectively.

During the quarter ending March 31, 2015, there were renewal terms offered to one borrower under financial duress which did not require additional compensation or consideration, and the terms offered would not have been readily available in the marketplace for loans bearing similar risk profiles. In this instance, it was determined that a concession had been granted. It is difficult to quantify the concession granted due to an absence of readily available market terms to be used for comparison. The loan to the borrower is for a commercial real estate building where the collateral value and cash flows from the company occupying the building did not support the loan with a recorded investment of $788,000.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the three month period ending June 30, 2015:

	All Modifications			Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Working capital lines of credit loans	2	$564	$564
Non-working capital loans	1	783	783	1	12
Commercial real estate and multi-
family residential loans:
Owner occupied loans	1	67	67	1	6
Total	4	$1,414	$1,414	2	6-12

    The following table presents loans by class modified as new troubled debt restructurings that occurred during the six month period ending June 30, 2015:

	All Modifications			Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Working capital lines of credit loans	2	$564	$564
Non-working capital loans	1	783	783	1	12
Commercial real estate and multi-
family residential loans:
Owner occupied loans	2	855	855	1	6
Total	5	$2,202	$2,202	2	6-12

For the three month period ending June 30, 2015, the commercial and industrial troubled debt restructurings described above increased the allowance for loan losses by $49,000 and the commercial real estate and multi-family residential loan troubled debt restructuring described above decreased the allowance for loan losses by $28,000.  For the six month period ending June 30, 2015, the commercial and industrial troubled debt restructurings described above increased the allowance for loan losses by $170,000 and the commercial real estate and multi-family residential loan troubled debt restructuring described above decreased the allowance for loan losses by $22,000.

No charge-offs resulted from the troubled debt restructuring described above during the three or six month periods ending June 30, 2015.

For the three month period ending June 30, 2014, the commercial and industrial troubled debt restructurings increased the allowance for loan losses by $36,000 and the commercial real estate and multi-family residential loan troubled debt restructuring increased the allowance for loan losses by $8,000.  For the six month period ending June 30, 2014, the commercial and industrial troubled debt restructurings increased the allowance for loan losses by $137,000 and the commercial real estate and multi-family residential loan troubled debt restructuring increased the allowance for loan losses by $2,000.

No charge-offs resulted from the troubled debt restructuring during the three or six month periods ending June 30, 2014.

No loans were modified as troubled debt restructurings during the second quarter of 2014.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ending June 30, 2014:

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

There were no troubled debt restructurings that had payment defaults within the twelve months following modification during the three or six month periods ended June 30, 2015 and the three month period ended June 30, 2014.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes commercial loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis for Special Mention, Substandard and Doubtful grade loans and annually on Pass grade loans over $150,000.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as Not Rated are consumer loans included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of June 30, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$ 563,337	$ 36,003	$ 6,470	$ 0	$ 0	$ 605,810
Non-working capital loans	488,192	36,406	10,783	0	2,870	538,251
Commercial real estate and multi-
family residential loans:
Construction and land development loans	148,079	1,272	2,585	0	0	151,936
Owner occupied loans	375,025	24,646	9,642	0	0	409,313
Nonowner occupied loans	381,942	11,753	5,508	0	0	399,203
Multifamily loans	90,075	0	0	0	0	90,075
Agri-business and agricultural loans:
Loans secured by farmland	155,526	0	477	0	0	156,003
Loans for agricultural production	95,407	0	0	0	0	95,407
Other commercial loans	82,238	0	0	0	4	82,242
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	40,008	126	1,841	0	106,727	148,702
Open end and junior lien loans	9,374	0	2,015	0	145,599	156,988
Residential construction loans	0	0	0	0	8,806	8,806
Other consumer loans	16,572	0	72	0	34,082	50,726
Total	$ 2,445,775	$ 110,206	$ 39,393	$ 0	$ 298,088	$ 2,893,462

As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$504,806	$28,485	$10,343	$611	$0	$544,245
Non-working capital loans	436,735	31,781	20,324	0	2,514	491,354
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	150,442	1,033	4,762	0	0	156,237
Owner occupied loans	369,520	20,960	12,397	0	0	402,877
Nonowner occupied loans	375,702	12,512	5,840	0	0	394,054
Multi-family loans	71,695	0	0	0	0	71,695
Agri-business and agricultural loans:
Loans secured by farmland	136,923	0	485	0	0	137,408
Loans for agricultural production	136,466	0	0	0	0	136,466
Other commercial loans	75,680	0	30	0	4	75,714
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	39,156	0	2,199	0	103,529	144,884
Open end and junior lien loans	8,400	291	2,015	0	140,487	151,193
Residential construction loans	0	0	0	0	6,726	6,726
Other consumer loans	15,879	290	75	0	33,223	49,467
Total	$2,321,404	$95,352	$58,470	$611	$286,483	$2,762,320

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

Mortgage servicing rights:  As of June 30, 2015 the fair value of the Company’s Level 3 servicing assets for residential mortgage loans was $3.4 million, none of which are currently impaired and therefore are carried at amortized cost.  These residential mortgage loans have a weighted average interest rate of 3.97%, a weighted average maturity of 19 years and are secured by homes generally within the Company’s market area, which is primarily Northern Indiana.  A valuation model is used to estimate fair value, which is based on an income approach.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.  The most significant assumption used to value mortgage servicing rights is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment rates.  The most significant unobservable assumption is the discount rate.  At June 30, 2015, the constant prepayment speed (PSA) used was 181 and the discount rate used was 9.3%.  At December 31, 2014, the PSA used was 212 and the discount rate used was 9.4%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2015
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,002	$ 0	$ 0	$ 1,002
Mortgage-backed securities	0	361,918	0	361,918
State and municipal securities	0	106,655	808	107,463
Total Securities	1,002	468,573	808	470,383
Mortgage banking derivative	0	329	0	329
Interest rate swap derivative	0	1,463	0	1,463
Total assets	$ 1,002	$ 470,365	$ 808	$ 472,175

Liabilities
Mortgage banking derivative	0	40	0	40
Interest rate swap derivative	0	1,377	0	1,377
Total liabilities	$ 0	$ 1,417	$ 0	$ 1,417

	December 31, 2014
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,004	$ 0	$ 0	$ 1,004
Mortgage-backed securities	0	372,095	0	372,095
State and municipal securities	0	101,962	850	102,812
Total Securities	1,004	474,057	850	475,911
Mortgage banking derivative	0	96	0	96
Interest rate swap derivative	0	1,191	0	1,191
Total assets	$ 1,004	$ 475,344	$ 850	$ 477,198

Liabilities
Mortgage banking derivative	0	11	0	11
Interest rate swap derivative	0	1,242	0	1,242
Total liabilities	$ 0	$ 1,253	$ 0	$ 1,253

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2015 and there were no transfers between Level 1 and Level 2 during 2014.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 and 2014:

	State and Municipal Securities
(dollars in thousands)	2015	2014
Balance of recurring Level 3 assets at January 1	$ 850	$ 975
Changes in fair value of securities
included in other comprehensive income	(2)	24
Principal payments	(40)	(85)
Balance of recurring Level 3 assets at June 30	$ 808	$ 914

The state and municipal securities measured at fair value included below are non-rated Indiana municipal revenue bonds and are not actively traded.

Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	6/30/2015	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 808	Price to type, par, call	Discount to benchmark index	0-5%
(2.24%)

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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	June 30, 2015
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 517	$ 517
Non-working capital loans	0	0	1,792	1,792
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	315	315
Owner occupied loans	0	0	1,934	1,934
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	885	885
Open end and junior lien loans	0	0	31	31
Other consumer loans	0	0	21	21
Total impaired loans	$ 0	$ 0	$ 5,495	$ 5,495
Other real estate owned	0	0	75	75
Total assets	$ 0	$ 0	$ 5,570	$ 5,570

	December 31, 2014
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 531	$ 531
Non-working capital loans	0	0	2,257	2,257
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	341	341
Owner occupied loans	0	0	4,084	4,084
Nonowner occupied loans	0	0	3,113	3,113
Agri-business and agricultural loans:
Loans secured by farmland	0	0	189	189
Other commercial loans	0	0	15	15
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	399	399
Residential construction loans	0	0	73	73
Other consumer loans	0	0	29	29
Total impaired loans	$ 0	$ 0	$ 11,031	$ 11,031
Other real estate owned	0	0	75	75
Total assets	$ 0	$ 0	$ 11,106	$ 11,106

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2015:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$ 2,309	Collateral based	Discount to reflect	40%	(19% - 100%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	2,249	Collateral based	Discount to reflect	31%	(10% - 78%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Consumer 1-4 family mortgage	916	Collateral based	Discount to reflect	27%	(2% - 72%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Other consumer	21	Collateral based	Discount to reflect	47%	(18% - 63%)
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	75	Appraisals	Discount to reflect	49%
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
			current market conditions

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $7.7 million, with a valuation allowance of $2.2 million at June 30, 2015, resulting in a net reduction in the provision for loan losses of $1.3 million and $610,000, respectively, in the three and six months ended June 30, 2015.  At June 30, 2014, impaired loans had a gross carrying amount of $16.5 million, with a valuation allowance of $4.1 million, resulting in a net reduction in the provision for loan losses of $100,000 and $2.2 million for the three and six months ended June 30, 2014.

Other real estate owned measured at fair value less costs to sell, at June 30, 2015 had a net carrying amount of $75,000, which is made up of the outstanding balance of $147,000, net of a valuation allowance of $72,000, all of which was written down during 2012.  Other real estate owned measured at fair value less costs to sell at June 30, 2014 had a net carrying amount of $263,000, which is made up of the outstanding balance of $376,000, net valuation allowance of $113,000, resulting in an additional provision of $41,000 during the three months and six months ended June 30, 2014.

.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	June 30, 2015
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 89,480	$ 89,480	$ 0	$ 0	$ 89,480
Securities available for sale	470,383	1,002	468,573	808	470,383
Real estate mortgages held for sale	3,405	0	3,459	0	3,459
Loans, net	2,848,646	0	0	2,833,515	2,833,515
Federal Home Loan Bank stock	4,248	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	9,360	3	2,284	7,073	9,360
Financial Liabilities:
Certificates of deposit	(995,053)	0	(1,000,619)	0	(1,000,619)
All other deposits	(2,025,098)	(2,025,098)	0	0	(2,025,098)
Securities sold under agreements
to repurchase	(51,615)	0	(51,615)	0	(51,615)
Federal funds purchased	0	0	0	0	0
Other short-term borrowings	(75,000)	0	(75,000)	0	(75,000)
Long-term borrowings	(34)	0	(38)	0	(38)
Subordinated debentures	(30,928)	0	0	(31,226)	(31,226)
Standby letters of credit	(406)	0	0	(406)	(406)
Accrued interest payable	(3,921)	(101)	(3,817)	(3)	(3,921)

	December 31, 2014
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 90,638	$ 90,638	$ 0	$ 0	$ 90,638
Securities available for sale	475,911	1,004	474,057	850	475,911
Real estate mortgages held for sale	1,585	0	1,612	0	1,612
Loans, net	2,716,058	0	0	2,698,767	2,698,767
Federal Home Loan Bank stock	5,993	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	8,662	3	2,312	6,347	8,662
Financial Liabilities:
Certificates of deposit	(870,590)	0	(876,953)	0	(876,953)
All other deposits	(2,002,530)	(2,002,530)	0	0	(2,002,530)
Securities sold under agreements
to repurchase	(54,907)	0	(54,907)	0	(54,907)
Federal funds purchased	(500)	0	(500)	0	(500)
Other short-term borrowings	(105,000)	0	(105,001)	0	(105,001)
Long-term borrowings	(35)	0	(40)	0	(40)
Subordinated debentures	(30,928)	0	0	(31,212)	(31,212)
Standby letters of credit	(379)	0	0	(379)	(379)
Accrued interest payable	(2,946)	(109)	(2,834)	(3)	(2,946)

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

Securities sold under agreements to repurchase of $51.6 million and $54.9 million, which mature on demand, are secured by mortgage-backed securities with a carrying amount of $88.0 million and $94.2 million at June 30, 2015 and December 31, 2014.  Additional information concerning recognition of these liabilities is disclosed in Note 8.

NOTE 7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost:

	Six Months Ended June 30,				Three Months Ended June 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(dollars in thousands)	2015	2014	2015	2014	2015	2014	2015	2014
Interest cost	$52	$60	$23	$25	$26	$30	$12	$13
Expected return on plan assets	(70)	(63)	(39)	(36)	(35)	(32)	(20)	(18)
Recognized net actuarial loss	81	59	41	40	41	30	20	20
Net pension expense	$63	$56	$25	$29	$32	$28	$12	$15

The Company previously disclosed in its financial statements for the year ended December 31, 2014 that it expected to contribute $318,000 to its pension plan and $110,000 to its Supplemental Executive Retirement Plan (“SERP”) in 2015.  The Company has contributed $172,000 to its pension plan and $110,000 to its SERP as of June 30, 2015.  The Company expects to contribute $146,000 to its pension plan during the remainder of 2015.  The Company does not expect to make any additional contributions to its SERP during the remainder of 2015.

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at June 30, 2015 and December 31, 2014.

	June 30, 2015
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net
Assets
Interest Rate Swap Derivatives	$1,463	$0	$1,463	$0	$0	$1,463
Total Assets	$1,463	$0	$1,463	$0	$0	$1,463
Liabilities
Interest Rate Swap Derivatives	$1,377	$0	$1,377	$0	$(1,030)	$347
Repurchase Agreements	51,615	0	51,615	(51,615)	0	0
Total Liabilities	$52,992	$0	$52,992	$(51,615)	$(1,030)	$347

	December 31, 2014
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net
Assets
Interest Rate Swap Derivatives	$1,191	$0	$1,191	$0	$0	$1,191
Total Assets	$1,191	$0	$1,191	$0	$0	$1,191
Liabilities
Interest Rate Swap Derivatives	$1,242	$0	$1,242	$0	$(1,242)	$0
Repurchase Agreements	54,907	0	54,907	(54,907)	0	0
Total Liabilities	$56,149	$0	$56,149	$(54,907)	$(1,242)	$0

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average shares outstanding for basic earnings per common share	16,611,974	16,536,112	16,601,189	16,524,079
Dilutive effect of stock options, awards and warrants	208,078	202,957	194,718	205,400
Weighted average shares outstanding for diluted earnings per common share	16,820,052	16,739,069	16,795,907	16,729,479

Basic earnings per common share	$0.69	$0.68	$1.36	$1.28
Diluted earnings per common share	$0.68	$0.68	$1.34	$1.27

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the six months ended June 30, 2015 and the year ended December 31, 2014:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2014	$5,467	$(1,637)	$3,830
Other comprehensive income before reclassification	(982)	(174)	(1,156)
Amounts reclassified from accumulated other comprehensive income (loss)	(25)	73	48
Net current period other comprehensive income	(1,007)	(101)	(1,108)
Balance at June 30, 2015	$4,460	$(1,738)	$2,722

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2013	$(1,138)	$(1,356)	$(2,494)
Other comprehensive income before reclassification	6,471	(399)	6,072
Amounts reclassified from accumulated other comprehensive income (loss)	134	118	252
Net current period other comprehensive income	6,605	(281)	6,324
Balance at December 31, 2014	$5,467	$(1,637)	$3,830

Reclassifications out of accumulated comprehensive income for the three months ended June 30, 2015 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$0	Net securities gains (losses)
Tax effect	0	Income tax expense
	0	Net of tax
Amortization of defined benefit pension items	(61)	Salaries and employee benefits
Tax effect	25	Income tax expense
	(36)	Net of tax
Total reclassifications for the period	$(36)	Net of tax

Reclassifications out of accumulated comprehensive income for the three months ended June 30, 2014 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$4	Net securities gains (losses)
Tax effect	0	Income tax expense
	4	Net of tax
Amortization of defined benefit pension items	(50)	Salaries and employee benefits
Tax effect	21	Income tax expense
	(29)	Net of tax
Total reclassifications for the period	$(25)	Net of tax

Reclassifications out of accumulated comprehensive income for the six months ended June 30, 2015 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$42	Net securities gains (losses)
Tax effect	(17)	Income tax expense
	25	Net of tax
Amortization of defined benefit pension items	(122)	Salaries and employee benefits
Tax effect	49	Income tax expense
	(73)	Net of tax
Total reclassifications for the period	$(48)	Net of tax

Reclassifications out of accumulated comprehensive income for the six months ended June 30, 2014 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$4	Net securities gains (losses)
Tax effect	0	Income tax expense
	4	Net of tax
Amortization of defined benefit pension items	(99)	Salaries and employee benefits
Tax effect	40	Income tax expense
	(59)	Net of tax
Total reclassifications for the period	$(55)	Net of tax

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

OVERVIEW

Net income in the first six months of 2015 was $22.5 million, up 6.1% from $21.2 million for the comparable period of 2014.  Diluted income per common share was $1.34 in the first six months of 2015, up 5.5% from $1.27 in the comparable period of 2014.  Return on average total assets was 1.30% in the first six months of 2015 versus 1.32% in the comparable period of 2014.  The equity to average assets ratio was 10.60% in the first six months of 2015 versus 10.23% in the comparable period of 2014.

Net income in the second quarter of 2015 was $11.4 million, up 0.6% from $11.3 million for the comparable period of 2014.  Diluted income per common share was $0.68 in the second quarter of 2015, no change from $0.68 in the comparable period of 2014.  Return on average total assets was 1.29% in the second quarter of 2015 versus 1.37% in the comparable period of 2014.  The equity to average assets ratio was 10.54% in the second quarter of 2015 versus 10.18% in the comparable period of 2014.

Total assets were $3.572 billion as of June 30, 2015 versus $3.443 billion as of December 31, 2014, an increase of $128.8 million, or 3.7%. This increase was primarily due to a $132.6 million increase in total loans.

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

Commercial loans are subject to a dual standardized grading process administered by the credit administration function. These grade assignments are performed independent of each other and a consensus is reached by credit administration and the loan review officer. Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individual credit that indicate the loan is impaired. Considerations with respect to specific allocations for these individual credits include, but are not limited to, the following: (a) does the customer’s cash flow or net worth appear insufficient to repay the loan; (b) is there adequate collateral to repay the loan; (c) has the loan been criticized in a regulatory examination; (d) is the loan impaired; (e) are there other reasons where the ultimate collectability of the loan is in question; or (f) are there unique loan characteristics that require special monitoring.

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

RESULTS OF OPERATIONS

Overview

Selected income statement information for the three months and six months ended June 30, 2015 and 2014 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Income Statement Summary:
Net interest income	$26,064	$25,554	$51,764	$50,234
Provision for loan losses	0	0	0	0
Noninterest income	7,713	7,592	15,508	15,019
Noninterest expense	16,741	16,084	33,642	32,874
Other Data:
Efficiency ratio	49.57%	48.53%	50.01%	50.38%
Dilutive EPS	$0.68	$0.68	$1.34	$1.27
Tangible capital ratio	10.44%	9.96%	10.44%	9.96%
Net charge-offs to average loans	0.12%	0.08%	0.10%	0.25%
Net interest margin	3.18%	3.34%	3.23%	3.35%
Noninterest income to total revenue	22.84%	22.90%	23.05%	23.02%

Net Income

Net income was $22.5 million in the first six months of 2015, an increase of $1.3 million, or 6.1%, versus net income of $21.2 million in the first six months of 2014. Net interest income increased $1.5 million, or 3.1%, to $51.8 million versus $50.2 million in the first six months of 2014. Net interest income increased primarily due to a 7.1% increase in average earning assets.  Significantly affecting average earning assets during 2015 was an increase of 8.2% in the commercial loan portfolio, which reflects our continuing strategic focus on commercial lending.  The net interest margin was 3.23% in the first six months of 2015 versus 3.35% in 2014. The lower margin reflected a decline in loan yields, and a modest increase in the cost of funds offset by increased security yields.

Net income was $11.4 million in the second quarter of 2015, an increase of $68,000, or 0.6%, versus net income of $11.3 million in the second quarter of 2014. Net interest income increased $510,000, or 2.0%, to $26.1 million versus $25.6 million in the second quarter of 2014. Net interest income increased primarily due to a 6.8% increase in average earning assets, driven by an increase of 7.8% in the commercial loan portfolio.  The net interest margin was 3.18% in the second quarter of 2015 versus 3.34% in 2014. The lower margin reflected a decline in loan yields and increase in funding costs.

Net Interest Income

The following tables set forth consolidated information regarding average balances and rates:

	Six Months Ended June 30,
	2015			2014
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$2,791,019	$53,572	3.87%	$2,581,465	$51,604	4.03%
Tax exempt (1)	12,865	349	5.47	10,978	336	6.17
Investments: (1)
Available for sale	476,520	6,987	2.96	473,876	6,521	2.78
Short-term investments	4,869	2	0.08	5,368	2	0.08
Interest bearing deposits	9,489	25	0.53	4,297	17	0.80
Total earning assets	$3,294,762	$60,935	3.73%	$3,075,984	$58,480	3.83%
Less: Allowance for loan losses	(45,866)			(47,340)
Nonearning Assets
Cash and due from banks	90,891			72,766
Premises and equipment	42,508			39,712
Other nonearning assets	114,565			112,708
Total assets	$3,496,860			$3,253,830

Interest Bearing Liabilities
Savings deposits	$228,165	$223	0.20%	$239,243	$265	0.22%
Interest bearing checking accounts	1,229,747	2,412	0.40	1,146,784	2,255	0.40
Time deposits:
In denominations under $100,000	286,560	1,687	1.19	280,994	1,589	1.14
In denominations over $100,000	690,531	3,256	0.95	579,171	2,413	0.84
Miscellaneous short-term borrowings	75,031	95	0.26	159,113	255	0.32
Long-term borrowings and
subordinated debentures	30,962	517	3.37	30,964	509	3.32
Total interest bearing liabilities	$2,540,996	$8,190	0.65%	$2,436,269	$7,286	0.60%
Noninterest Bearing Liabilities
Demand deposits	567,182			469,561
Other liabilities	18,146			14,984
Stockholders' Equity	370,536			333,016
Total liabilities and stockholders' equity	$3,496,860			$3,253,830

Interest Margin Recap
Interest income/average earning assets		60,935	3.73		58,480	3.83
Interest expense/average earning assets		8,190	0.50		7,286	0.48
Net interest income and margin		$52,745	3.23%		$51,194	3.35%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2015 and 2014. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the six months ended June 30, 2015 and 2014, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

	Three Months Ended June 30,
	2015			2014
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$2,839,605	$27,315	3.86%	$2,632,012	$26,270	4.00%
Tax exempt (1)	12,777	174	5.47	13,660	187	5.50
Investments: (1)
Available for sale	475,803	3,282	2.77	474,561	3,266	2.76
Short-term investments	5,154	1	0.08	5,257	1	0.08
Interest bearing deposits	8,936	13	0.58	4,438	10	0.90
Total earning assets	$3,342,275	$30,785	3.69%	$3,129,928	$29,734	3.81%
Less: Allowance for loan losses	(45,693)			(46,101)
Nonearning Assets
Cash and due from banks	98,133			83,670
Premises and equipment	42,919			39,795
Other nonearning assets	114,395			112,503
Total assets	$3,552,029			$3,319,795

Interest Bearing Liabilities
Savings deposits	$231,505	$116	0.20%	$236,358	$131	0.22%
Interest bearing checking accounts	1,255,838	1,250	0.40	1,193,073	1,193	0.40
Time deposits:
In denominations under $100,000	286,266	855	1.20	276,571	766	1.11
In denominations over $100,000	714,618	1,709	0.96	606,747	1,245	0.82
Miscellaneous short-term borrowings	62,475	35	0.22	147,620	104	0.28
Long-term borrowings and
subordinated debentures	30,962	261	3.38	30,963	257	3.33
Total interest bearing liabilities	$2,581,664	$4,226	0.66%	$2,491,332	$3,696	0.60%
Noninterest Bearing Liabilities
Demand deposits	578,255			475,394
Other liabilities	17,772			15,150
Stockholders' Equity	374,338			337,919
Total liabilities and stockholders' equity	$3,552,029			$3,319,795

Interest Margin Recap
Interest income/average earning assets		30,785	3.69		29,734	3.81
Interest expense/average earning assets		4,226	0.51		3,696	0.47
Net interest income and margin		$26,559	3.18%		$26,038	3.34%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2015 and 2014. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended June 30, 2015 and 2014, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.
Net interest income increased $1.5 million, or 3.1%, for the six months ended June 30, 2015 compared with the first six months of 2014. The increased level of net interest income during the first six months of 2015 compared with the first six months of 2014 was largely driven by an increase in net earning assets of $243.0 million as well as a deceleration in the amortization of premiums on agency mortgage-backed securities.  The deceleration was primarily the result of rising long-term mortgage interest rates which have reduced prepayments in the loans underlying the securities.  Average loans outstanding increased $211.4 million during the six months ended June 30, 2015 compared with the same period of 2014, with most of the growth being in commercial loans. The average securities portfolio increased $2.6 million in the six months ended June 30, 2015 compared with the same period of 2014.  The tax equivalent net interest margin was 3.23% for the first six months of 2015 compared to 3.35% during the first six months of 2014.  The yield on earning assets totaled 3.73% during the six months ended June 30, 2015 compared to 3.83% in the same period of 2014 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.50% during the first six months of 2015 compared to 0.48% in the same period of 2014.  Net interest income increased $1.0 million, or 2.0%, for the second quarter of 2015 compared to the second quarter of 2014.  The increase was driven by an increase in net earning assets.  The tax equivalent net interest margin was 3.18% for the second quarter of 2015 compared to 3.34% during the second quarter of 2014.

Average earning assets increased by $232.3 million for the three months ended June 30, 2015 compared with the same period 3of 2014.  Average loans outstanding increased $206.7 million during the three months ended June 30, 2015 compared with the same period of 2014, with most of the growth being in commercial loans.  The average securities portfolio increased $1.2 million in the three months ended June 30, 2015 compared with the same period of 2014.

Provision for Loan Losses

No provisions for loan loss expense were recorded during the six month and three month periods ended June 30, 2015 and 2014.  The allowance for loan losses at June 30, 2015 represented 1.55% of the loan portfolio, versus 1.67% at December 31, 2014 and 1.71% at June 30, 2014.  Factors impacting the decision not to record a provision in the first six months of 2015 included the stabilization or improvement in key loan quality metrics including strong reserve coverage of nonperforming loans, a decrease in historical loss percentages, stable economic conditions in the Company’s markets and sustained signs of improvement in borrower performance and future prospects. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

Noninterest income categories for the six-month and three-month periods ended June 30, 2015 and 2014 are shown in the following tables:

	Six Months Ended
	June 30,
			Percent
(dollars in thousands)	2015	2014	Change
Wealth advisory fees	$2,290	$2,016	13.6%
Investment brokerage fees	803	2,040	(60.6)
Service charges on deposit accounts	4,947	4,499	10.0
Loan, insurance and service fees	3,469	3,215	7.9
Merchant card fee income	847	730	16.0
Bank owned life insurance	735	710	3.5
Other income	1,635	1,561	4.7
Mortgage banking income	740	244	203.3
Net securities gains (losses)	42	4	950.0
Total noninterest income	$15,508	$15,019	3.3%
Noninterest income to total revenue	23.05%	23.02%

	Three Months Ended
	June 30,
			Percent
(dollars in thousands)	2015	2014	Change
Wealth advisory fees	$1,106	$977	13.3%
Investment brokerage fees	311	923	(66.3)
Service charges on deposit accounts	2,573	2,348	9.6
Loan, insurance and service fees	1,900	1,757	8.1
Merchant card fee income	431	380	13.4
Bank owned life insurance	360	338	6.5
Other income	681	686	(0.7)
Mortgage banking income	351	179	96.1
Net securities gains (losses)	0	4	(100.0)
Total noninterest income	$7,713	$7,592	1.6%
Noninterest income to total revenue	22.84%	22.90%

The Company’s noninterest income increased 3.3% to $15.5 million for the first six months of 2015 versus $15.0 million for the same period of 2014.  Noninterest income increased 1.6% to $7.7 million for three month period ending June 30, 2015 versus $7.6 million for the same period of 2014.  Noninterest income for first six months of 2015 and three month period ending June 30, 2015 were positively impacted by increases in mortgage banking income due to higher production volumes, as well as increases in merchant card fees, service charges on deposit accounts, wealth advisory fees and loan, insurance and service fees.  The increases were driven by higher fees on commercial deposit accounts as well as fees related to new wealth advisory client relationships.  In addition, many wealth advisory fees are performance based and have been positively impacted by rising financial markets.  Offsetting these increases was a decrease in investment brokerage fees driven by lower production volumes and the Company modifying product mix in order to provide a more consistent revenue stream by focusing less on front end income loaded products.

Noninterest Expense

Noninterest expense categories for the six-month and three-month periods ended June 30, 2015 and 2014 are shown in the following tables:

	Six Months Ended
	June 30,
			Percent
(dollars in thousands)	2015	2014	Change
Salaries and employee benefits	$19,167	$19,454	(1.5)%
Net occupancy expense	1,999	2,013	(0.7)
Equipment costs	1,829	1,534	19.2
Data processing fees and supplies	3,705	2,984	24.2
Corporate and business development	1,504	1,326	13.4
FDIC insurance and other regulatory fees	997	965	3.3
Professional fees	1,417	1,536	(7.7)
Other expense	3,024	3,062	(1.2)
Total noninterest expense	$33,642	$32,874	2.3%

	Three Months Ended
	June 30,
			Percent
(dollars in thousands)	2015	2014	Change
Salaries and employee benefits	$9,444	$9,467	(0.2)%
Net occupancy expense	915	903	1.3
Equipment costs	913	761	20.0
Data processing fees and supplies	1,938	1,493	29.8
Corporate and business development	714	673	6.1
FDIC insurance and other regulatory fees	511	488	4.7
Professional fees	728	736	(1.1)
Other expense	1,578	1,563	1.0
Total noninterest expense	$16,741	$16,084	4.1%

The Company’s noninterest expense increased $768,000 and $657,000, respectively, in the six-month and three-month periods ended June 30, 2015 versus the same periods in 2014.  Salaries and employee benefits decreased by $287,000 and $23,000, respectively.  The decrease in salary and employee benefits was driven by lower employee benefit costs including lower incentive-based compensation accruals and lower commissions paid on investment brokerage fees as a result of lower production.  Data processing fees increased by $721,000 and $445,000, respectively, due to technology related expenditures with the Company’s core processor and other technology based providers to enhance the delivery of electronic banking alternatives and improve commercial product solutions.  Equipment costs increased $295,000 and $152,000, respectively, driven by higher depreciation expenses primarily due to branch upgrades including signage and new ATM’s.  Professional fees decreased by $119,000 and $8,000, respectively, driven by lower legal fees for the six month period and lower accounting fees for the three month period.  Corporate and business development expense increased due to higher advertising and marketing expenses.  The Company’s efficiency ratio was 50.1% and 49.6%, respectively, for the six-month and three-month periods ended June 30, 2015 compared to 50.4% and 48.5% for the comparable periods in 2014.

Income Taxes

Income tax expense decreased $41,000 and $94,000, respectively, in the six month and three month periods ended June 30, 2015, compared to the same period in 2014.  The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, was 33.1% and 33.2%, respectively, in the six month and three month periods ended June 30, 2015, compared to 34.5% and 33.7% for the comparable periods of 2014.  Income tax expense for the first quarter of 2014 was impacted by a $431,000 provision for state income tax due to a revaluation of the Company’s state deferred tax items.  During the first quarter of 2014, the Indiana legislature approved new tax rates for financial institutions.  The tax rate, currently 7.5%, is scheduled to drop to 6.5% for 2017.  The new legislation further reduces the rate to 4.9%, phased-in beginning in 2019.  The lowering of future rates reduces the benefit that will be provided by the Company’s existing net deferred tax asset items thereby requiring the non-cash income tax expense adjustment in 2014.

FINANCIAL CONDITION

Overview

Total assets of the Company were $3.572 billion as of June 30, 2015, an increase of $128.8 million, or 3.7%, when compared to $3.443 billion as of December 31, 2014.  Total loans increased by $131.1 million, or 4.7%, to $2.893 billion at June 30, 2015 from $2.762 billion at December 31, 2014.  Funding for the loan growth came from a $147.0 million increase in deposits offset by a $33.8 million decrease in short-term borrowings.

Uses of Funds

Total Cash and Cash Equivalents

Total cash and cash equivalents decreased by $1.2 million, or 1.3%, to $89.5 million at June 30, 2015, from $90.6 million at December 31, 2014.

Investment Portfolio

The amortized cost and the fair value of securities as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury securities	$987	$1,002	$986	$1,004
Agency residential mortgage-backed securities	356,737	361,918	366,596	372,095
State and municipal securities	105,339	107,463	99,399	102,812
Total	$463,063	$470,383	$466,981	$475,911

At June 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity.

Purchases of securities available for sale totaled $43.9 million in the first six months of 2015.  Paydowns from prepayments and scheduled payments of $29.7 million were received in the first six months of 2015, and the amortization of premiums, net of the accretion of discounts, was $2.4 million.  Sales of securities totaled $7.8 million in the first six months of 2015.  Maturities and calls of securities totaled $8.0 million in the first six months of 2015.  No other-than-temporary impairment was recognized in the first six months of 2015. The investment portfolio is managed to provide for an appropriate balance between, liquidity, credit risk and investment return and to limit the Company’s exposure to risk to an acceptable level.  The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds in the so called “Volcker Rule” of the Dobb-Frank Wall Street Reform and Consumer Protection Act.

Real Estate Mortgage Loans HFS

Real estate mortgage loans held-for-sale increased by $1.8 million, or 114.8%, to $3.4 million at June 30, 2015, from $1.6 million at December 31, 2014.  The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market.  The Company generally sells all of the mortgage loans it originates on the secondary market.  Proceeds from sales totaled $37.1 million in the first six months of 2015 compared to $17.9 million in the first six months of 2014.

Loan Portfolio

The loan portfolio by class as of June 30, 2015 and December 31, 2014 is summarized as follows:

					Current
	June 30,		December 31,		Period
(dollars in thousands)	2015		2014		Change
Commercial and industrial loans	$1,143,877	39.5%	$1,035,373	35.6%	$108,504
Commercial real estate and multi-family residential loans	1,051,700	36.3	1,026,059	38.9	25,641
Agri-business and agricultural loans	251,328	8.7	273,787	10.0	(22,459)
Other commercial loans	82,247	2.8	75,715	2.8	6,532
Consumer 1-4 family mortgage loans	313,700	10.8	302,129	10.9	11,571
Other consumer loans	50,813	1.8	49,541	1.8	1,272
Subtotal	2,893,665	100.0%	2,762,604	100.0%	131,061
Less: Allowance for loan losses	(44,816)		(46,262)		1,446
Net deferred loan fees	(203)		(284)		81
Loans, net	$2,848,646		$2,716,058		$132,588

Total loans, excluding real estate mortgage loans held for sale, increased by $131.1 million to $2.894 billion at June 30, 2015 from $2.763 billion at December 31, 2014.  The increase was concentrated in the commercial and commercial real estate categories and reflected the Company’s long standing strategic plan that is focused on expanding and growing the commercial lending business throughout our market areas.  The increase was partially offset by seasonal declines in agri-business loans.

The following table summarizes the Company’s non-performing assets as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(dollars in thousands)	2015	2014
Nonaccrual loans including nonaccrual troubled debt restructured loans	$14,089	$13,577
Loans past due over 90 days and still accruing	284	130
Total nonperforming loans	$14,373	$13,707
Other real estate owned	231	284
Repossessions	7	9
Total nonperforming assets	$14,611	$14,000

Impaired loans including troubled debt restructurings	$22,328	$31,957

Nonperforming loans to total loans	0.50%	0.50%
Nonperforming assets to total assets	0.41%	0.41%

Performing troubled debt restructured loans	$7,606	$16,492
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	11,176	9,160
Total troubled debt restructured loans	$18,782	$25,652

Total nonperforming assets increased by $611,000, or 4.4%, to $14.6 million during the six-month period ended June 30, 2015.  The increase in nonperforming assets primarily resulted from placing six commercial credits on nonaccrual status.  Offsetting the increase in nonperforming assets was the removal of two loans from nonaccrual status.

Net charge-offs totaled $861,000 in the second quarter of 2015, versus net charge-offs of $532,000 during the second quarter of 2014 and net charge-offs of $585,000 during the first quarter of 2015.

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

Total impaired loans decreased by $9.6 million, or 30.1%, to $22.3 million at June 30, 2015 from $32.0 million at December 31, 2014.  The decrease in the impaired loans category was primarily due to the removal of a $5.8 million commercial loan from impaired status due to improved condition.  The loan was previously accounted for as a troubled debt restructuring.  Additional decreases in the impaired loans category were from payments received and charge-offs on several impaired commercial credits.

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

At June 30, 2015, the allowance for loan losses was 1.55% of total loans outstanding, versus 1.67% of total loans outstanding at December 31, 2014.  At June 30, 2015, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not continue to improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

As of June 30, 2015, on the basis of management’s review of the loan portfolio, the Company had 81 credits totaling $150.3 million on the classified loan list versus 92 credits totaling $155.6 million on December 31, 2014. As of June 30, 2015, the Company had $110.2 million of assets classified as Special Mention, $39.4 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $95.4 million, $58.5 million, $611,000 and $0, respectively at December 31, 2014.

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

The allowance for loan losses decreased 3.1%, or $1.4 million, from $46.3 million at December 31, 2014 to $44.8 million at June 30, 2015.  Pooled loan allocations increased from $40.8 million at December 31, 2014 to $41.2 million at June 30, 2015, which was due to an increase in pooled loan balances as well as management’s view of current credit quality and the current economic environment.  Impaired loan allocations decreased $1.8 million from $5.4 million at December 31, 2014 to $3.6 million at June 30, 2015 due primarily to a charge-off loan that was specifically reserved for prior to June 30, 2015, as well as decreases in the allocations of existing impaired loans and reductions to the impaired loans category.  The unallocated component of the allowance for loan losses was $3.2 million at June 30, 2015 and $3.3 million at December 31, 2014.  While general trends in the overall economy and credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions.

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

Sources of Funds

The following table summarizes deposits and borrowings as of June 30, 2015 and December 31, 2014:

			Current
	June 30,	December 31,	Period
(dollars in thousands)	2015	2014	Change
Non-interest bearing demand deposits	$602,898	$579,495	$23,403
Interest bearing demand, savings & money market accounts	1,422,200	1,423,035	(835)
Time deposits under $100,000	283,138	285,379	(2,241)
Time deposits of $100,000 or more	711,915	585,211	126,704
Total deposits	3,020,151	2,873,120	147,031
Short-term borrowings	126,615	160,407	(33,792)
Long-term borrowings	34	35	(1)
Subordinated debentures	30,928	30,928	0
Total borrowings	157,577	191,370	(33,793)
Total funding sources	$3,177,728	$3,064,490	$113,238

Deposits and Borrowings

Total deposits increased by $147.0 million, or 5.1%, from December 31, 2014.  The growth in deposits consisted of $168.6 million in core deposit growth and a decrease of $21.6 million in brokered deposits.  Core deposit growth was concentrated in public fund certificates of deposit of $100,000 or more, other time deposits of $100,000 or more and non-interest bearing demand deposits.   Total brokered deposits were $120.9 million at June 30, 2015 compared to $142.4 million at December 31, 2014.  Total public funds deposits, including public funds transaction accounts, were $874.9 million at June 30, 2015 compared to $758.2 at December 31, 2014.

Total borrowings decreased by $33.8 million, or 17.7%, from December 31, 2014.  Most of the decrease was from a decrease in short-term advances from the Federal Home Loan Bank of Indianapolis.  The Company used wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to fund part of its loan growth and to help maintain its desired interest rate risk position.

Capital

As of June 30, 2015, total stockholders’ equity was $375.7 million, an increase of $14.4 million, or 4.0%, from $361.3 million at December 31, 2014.  In addition to net income of $22.5 million, other significant changes in equity during the first six months of 2015 included $7.6 million of dividends paid. The accumulated other comprehensive income component of equity decreased $1.1 million during the six months ended June 30, 2015, driven by changes in the fair values of available-for-sale securities.  The impact on equity by other comprehensive income is not included in regulatory capital.  The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks (the “Basel III rules”) became effective for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019.  As of June 30, 2015, the Company's capital levels remained characterized as "well-capitalized" under the new rules.  The actual capital amounts and ratios of the Company and the Bank as of June 30, 2015 and December 31, 2014, are presented in the table below.  Capital amounts and ratios for June 30, 2015 are calculated using the Basel III rules and capital amounts and ratios for December 31, 2014 are calculated using the Basel I rules:

					Minimum Required to
			Minimum Required		Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015:
Total Capital (to Risk
Weighted Assets)
Consolidated	$437,691	13.83%	$253,146	8.00%	$316,433	10.00%
Bank	$425,746	13.48%	$252,700	8.00%	$315,875	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$397,983	12.58%	$189,860	6.00%	$253,146	8.00%
Bank	$386,107	12.22%	$189,525	6.00%	$252,700	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$367,983	11.63%	$142,395	4.50%	$205,681	6.50%
Bank	$386,107	12.22%	$142,144	4.50%	$205,319	6.50%
Tier I Capital (to Average Assets)
Consolidated	$397,983	11.22%	$141,882	4.00%	$177,353	5.00%
Bank	$386,107	10.95%	$141,011	4.00%	$176,264	5.00%

As of December 31, 2014:
Total Capital (to Risk
Weighted Assets)
Consolidated	$418,827	14.36%	$233,286	8.00%	$291,607	10.00%
Bank	$403,454	13.87%	$232,787	8.00%	$290,984	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$382,254	13.11%	$116,643	4.00%	$174,964	6.00%
Bank	$366,958	12.61%	$116,394	4.00%	$174,591	6.00%
Common Equity Tier 1 (CET1)
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Bank	N/A	N/A	N/A	N/A	N/A	N/A
Tier I Capital (to Average Assets)
Consolidated	$382,254	11.22%	$136,265	4.00%	$170,332	5.00%
Bank	$366,958	10.84%	$135,420	4.00%	$169,276	5.00%

FORWARD-LOOKING STATEMENTS

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.  Additional information concerning the company and its business, including factors that could materially affect the company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Results for the base, falling 100 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, and rising 300 basis points interest rate scenarios are listed below based upon the Company’s rate sensitive assets and liabilities at June 30, 2015. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

		Falling	Rising	Rising	Rising	Rising
(dollars in thousands)	Base	(100 Basis Points)	(25 Basis Points)	(50 Basis Points)	(100 Basis Points)	(300 Basis Points)
Net interest income	$109,627	$106,358	$111,488	$113,334	$117,516	$134,997
Variance from Base		($3,269)	$1,861	$3,707	$7,889	$25,370
Percent of change from Base		-2.98%	1.70%	3.38%	7.20%	23.14%

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2015.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2015, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 30, 2015 with respect to shares of common stock repurchased by the Company during the quarter then ended:

Issuer Purchases of Equity Securities(a)

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

April 1-30	0	$0	0	$0
May 1-31	558	39.16	0	0
June 1-30	0	0	0	0

Total	558	$39.16	0	$0

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and June 30, 2014; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and June 30, 2014; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014; and (v) Notes to Unaudited Consolidated Financial Statements.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

June 30, 2015

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: August 10, 2015	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: August 10, 2015	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer

Date: August 10, 2015	/s/ Teresa A. Bartman
Teresa A. Bartman – Senior Vice President-
Finance and Controller

Exhibit Index

Exhibit Number

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and June 30, 2014; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and June 30, 2014; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014; and (v) Notes to Unaudited Consolidated Financial Statements.