Form 10-Q
period 2015-09-30
LAKELAND FINANCIAL CORP
filed 2015-11-09
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer _      Accelerated filer X       Non-accelerated filer  _  (do not check if a smaller reporting company)   Smaller reporting company _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  _     No X

Number of shares of common stock outstanding at October 31, 2015:  16,636,069

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash and due from banks	$86,586	$75,381
Short-term investments	11,485	15,257
Total cash and cash equivalents	98,071	90,638

Securities available for sale (carried at fair value)	477,699	475,911
Real estate mortgage loans held for sale	3,132	1,585

Loans, net of allowance for loan losses of $44,694 and $46,262	2,927,586	2,716,058

Land, premises and equipment, net	44,013	41,983
Bank owned life insurance	67,693	66,612
Federal Reserve and Federal Home Loan Bank stock	7,668	9,413
Accrued interest receivable	9,330	8,662
Goodwill	4,970	4,970
Other assets	26,088	27,452
Total assets	$3,666,250	$3,443,284

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$630,789	$579,495
Interest bearing deposits	2,516,745	2,293,625
Total deposits	3,147,534	2,873,120

Short-term borrowings
Federal funds purchased	0	500
Securities sold under agreements to repurchase	80,414	54,907
Other short-term borrowings	0	105,000
Total short-term borrowings	80,414	160,407

Long-term borrowings	34	35
Subordinated debentures	30,928	30,928
Accrued interest payable	3,712	2,946
Other liabilities	16,928	14,463
Total liabilities	3,279,550	3,081,899

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
16,636,069 shares issued and 16,540,957 outstanding as of September 30, 2015
16,550,324 shares issued and 16,465,621 outstanding as of December 31, 2014	98,216	96,121
Retained earnings	285,792	263,345
Accumulated other comprehensive income	5,035	3,830
Treasury stock, at cost (2015 - 95,112 shares, 2014 - 84,703 shares)	(2,432)	(2,000)
Total stockholders' equity	386,611	361,296
Noncontrolling interest	89	89
Total equity	386,700	361,385
Total liabilities and equity	$3,666,250	$3,443,284

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands except share and per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NET INTEREST INCOME
Interest and fees on loans
Taxable	$27,981	$26,713	$81,553	$78,317
Tax exempt	116	125	350	348
Interest and dividends on securities
Taxable	2,009	2,075	6,459	6,114
Tax exempt	844	820	2,515	2,455
Interest on short-term investments	16	12	43	31
Total interest income	30,966	29,745	90,920	87,265

Interest on deposits	3,973	3,424	11,551	9,946
Interest on borrowings
Short-term	43	96	138	351
Long-term	239	260	756	769
Total interest expense	4,255	3,780	12,445	11,066

NET INTEREST INCOME	26,711	25,965	78,475	76,199

Provision for loan losses	0	0	0	0

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	26,711	25,965	78,475	76,199

NONINTEREST INCOME
Wealth advisory fees	1,103	1,030	3,393	3,046
Investment brokerage fees	405	699	1,208	2,739
Service charges on deposit accounts	2,806	2,474	7,753	6,973
Loan, insurance and service fees	2,147	1,972	5,616	5,187
Merchant card fee income	485	407	1,332	1,137
Bank owned life insurance income	221	372	956	1,082
Other income	455	881	2,090	2,442
Mortgage banking income	280	264	1,020	508
Net securities gains/(losses)	0	(228)	42	(224)
Total noninterest income	7,902	7,871	23,410	22,890

NONINTEREST EXPENSE
Salaries and employee benefits	9,854	9,856	29,021	29,310
Net occupancy expense	919	872	2,918	2,885
Equipment costs	870	812	2,699	2,346
Data processing fees and supplies	1,950	1,557	5,655	4,541
Corporate and business development	780	726	2,284	2,052
FDIC insurance and other regulatory fees	521	481	1,518	1,446
Professional fees	694	705	2,111	2,241
Other expense	1,619	1,651	4,643	4,713
Total noninterest expense	17,207	16,660	50,849	49,534

INCOME BEFORE INCOME TAX EXPENSE	17,406	17,176	51,036	49,555
Income tax expense	5,841	5,665	16,955	16,820
NET INCOME	$11,565	$11,511	$34,081	$32,735

BASIC WEIGHTED AVERAGE COMMON SHARES	16,629,378	16,547,551	16,610,689	16,531,411
BASIC EARNINGS PER COMMON SHARE	$0.70	$0.70	$2.05	$1.98
DILUTED WEIGHTED AVERAGE COMMON SHARES	16,847,983	16,775,770	16,808,833	16,769,079
DILUTED EARNINGS PER COMMON SHARE	$0.69	$0.69	$2.03	$1.95

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$11,565	$11,511	$34,081	$32,735
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	3,764	(1,573)	2,196	7,979
Reclassification adjustment for (gains) losses included in net income	0	228	(42)	224
Net securities gain (loss) activity during the period	3,764	(1,345)	2,154	8,203
Tax effect	(1,488)	551	(884)	(3,241)
Net of tax amount	2,276	(794)	1,270	4,962
Defined benefit pension plans:
Net gain (loss) on defined benefit pension plans	0	0	(276)	64
Amortization of net actuarial loss	61	49	183	148
Net gain (loss) activity during the period	61	49	(93)	212
Tax effect	(24)	(20)	28	(93)
Net of tax amount	37	29	(65)	119

Total other comprehensive income (loss), net of tax	2,313	(765)	1,205	5,081

Comprehensive income	$13,878	$10,746	$35,286	$37,816

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - in thousands except share and per share data)
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2014	16,377,449	$93,249	$233,108	$(2,494)	$(1,988)	$321,875
Comprehensive income:
Net income			32,735			32,735
Other comprehensive income (loss), net of tax				5,081		5,081
Cash dividends declared, $0.61 per share			(10,092)			(10,092)
Treasury shares purchased under deferred
directors' plan	(11,042)	427			(427)	0
Treasury stock sold and distributed under deferred
directors' plan	25,031	(432)			432
Stock activity under equity compensation plans	72,358	(6)				(6)
Stock based compensation expense		2,267				2,267
Balance at September 30, 2014	16,463,796	$95,505	$255,751	$2,587	$(1,983)	$351,860

Balance at January 1, 2015	16,465,621	$96,121	$263,345	$3,830	$(2,000)	$361,296
Comprehensive income:
Net income			34,081			34,081
Other comprehensive income (loss), net of tax				1,205		1,205
Cash dividends declared, $0.70 per share			(11,634)			(11,634)
Treasury shares purchased under deferred
directors' plan	(10,409)	432			(432)	0
Stock activity under equity compensation plans	85,745	(138)				(138)
Stock based compensation expense		1,801				1,801
Balance at September 30, 2015	16,540,957	$98,216	$285,792	$5,035	$(2,432)	$386,611

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)
Nine Months Ended September 30	2015	2014
Cash flows from operating activities:
Net income	$34,081	$32,735
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,848	2,507
Net gain on sale of other real estate owned	(27)	(85)
Amortization of loan servicing rights	416	392
Loans originated for sale	(58,035)	(38,682)
Net gain on sales of loans	(1,299)	(826)
Proceeds from sale of loans	57,224	39,254
Net loss on sales of premises and equipment	8	11
Net (gain) loss on sales and calls of securities available for sale	(42)	224
Net securities amortization	3,446	4,199
Stock based compensation expense	1,801	2,267
Earnings on life insurance	(956)	(1,082)
Tax benefit of stock option exercises	(126)	(36)
Net change:
Interest receivable and other assets	65	(1,664)
Interest payable and other liabilities	3,703	436
Total adjustments	9,026	6,915
Net cash from operating activities	43,107	39,650

Cash flows from investing activities:
Proceeds from sale of securities available for sale	7,787	13,766
Proceeds from maturities, calls and principal paydowns of
securities available for sale	59,403	44,562
Purchases of securities available for sale	(70,228)	(58,655)
Purchase of life insurance	(260)	(157)
Proceeds from loans sold to others	0	4,307
Net increase in total loans	(212,329)	(174,553)
Proceeds from sales of land, premises and equipment	699	6
Purchases of land, premises and equipment	(5,585)	(3,712)
Proceeds from redemption of Federal Home Loan Bank stock	1,745	0
Proceeds from sales of other real estate	878	1,326
Distribution from life insurance	0	778
Net cash from investing activities	(217,890)	(172,332)

Cash flows from financing activities:
Net increase in total deposits	274,414	343,604
Net decrease in short-term borrowings	(79,993)	(193,298)
Payments on long-term borrowings	(1)	(2)
Common dividends paid	(11,621)	(10,079)
Preferred dividends paid	(13)	(13)
Payments related to equity incentive plans	(138)	(6)
Purchase of treasury stock	(432)	(427)
Net cash from financing activities	182,216	139,779
Net change in cash and cash equivalents	7,433	7,097
Cash and cash equivalents at beginning of the period	90,638	63,105
Cash and cash equivalents at end of the period	$98,071	$70,202
Cash paid during the period for:
Interest	$11,679	$11,235
Income taxes	15,416	16,535
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	801	1,011

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ending September 30, 2015 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2015. The Company’s 2014 Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. SECURITIES

Information related to the fair value and amortized cost of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) is provided in the tables below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
September 30, 2015
U.S. Treasury securities	$987	$34	$0	$1,021
Agency residential mortgage-backed securities	361,571	8,763	(643)	369,691
State and municipal securities	104,057	3,396	(466)	106,987
Total	$466,615	$12,193	$(1,109)	$477,699

December 31, 2014
U.S. Treasury securities	$986	$18	$0	$1,004
Agency residential mortgage-backed securities	366,596	7,178	(1,679)	372,095
State and municipal securities	99,399	3,857	(444)	102,812
Total	$466,981	$11,053	$(2,123)	$475,911

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of September 30, 2015 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$2,273	$2,293
Due after one year through five years	20,576	21,310
Due after five years through ten years	46,325	48,214
Due after ten years	35,870	36,191
	105,044	108,008
Mortgage-backed securities	361,571	369,691
Total debt securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$466,615	$477,699

Securities proceeds, gross gains and gross losses are presented below.

	Nine months ended September 30,		Three months ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Sales of securities available for sale
Proceeds	$7,787	$13,766	$0	$13,766
Gross gains	42	3	0	3
Gross losses	0	231	0	231

The Company sold two securities with a total book value of $7.7 million and a total fair value of $7.8 million during the first nine months of 2015.  The Company sold twelve securities with a total book value of $14.0 million and a total fair value of $13.8 million during the first nine months of 2014.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over the estimated lives of mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $178.9 million and $202.4 million were pledged as of September 30, 2015 and December 31, 2014, as collateral for deposits of public funds, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of September 30, 2015 and December 31, 2014 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2015
Agency residential mortgage-backed
securities	$28,944	$(204)	$26,970	$(439)	$55,914	$(643)
State and municipal securities	17,941	(200)	7,919	(266)	25,860	(466)
Total temporarily impaired	$46,885	$(404)	$34,889	$(705)	$81,774	$(1,109)

December 31, 2014
Agency residential mortgage-backed
securities	$33,420	$(148)	$102,512	$(1,531)	$135,932	$(1,679)
State and municipal securities	2,458	(28)	16,391	(416)	18,849	(444)
Total temporarily impaired	$35,878	$(176)	$118,903	$(1,947)	$154,781	$(2,123)

The total number of securities with unrealized losses as of September 30, 2015 and December 31, 2014 is presented below.

	Less than	12 months
	12 months	or more	Total
September 30, 2015
Agency residential mortgage-backed securities	12	8	20
State and municipal securities	35	12	47
Total temporarily impaired	47	20	67

December 31, 2014
Agency residential mortgage-backed securities	9	27	36
State and municipal securities	8	29	37
Total temporarily impaired	17	56	73

The following factors are considered in determining whether or not the impairment of these securities is other-than-temporary. In making this determination, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer, as well as the underlying fundamentals of the relevant market and the outlook for such market in the near future.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings. As of September 30, 2015 and December 31, 2014, ninety-nine percent of the securities in the Company’s portfolio are backed by the U.S. government, government agencies, government sponsored agencies or are A-rated or better, except for certain non-local or local municipal securities, which are not rated. For the government, government-sponsored agency and municipal securities, management did not believe that there would be credit losses or that full principal would not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell, and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

NOTE 3. LOANS

	September 30,		December 31,
(dollars in thousands)	2015		2014
Commercial and industrial loans:
Working capital lines of credit loans	$593,780	20.0%	$544,043	19.7%
Non-working capital loans	577,536	19.4	491,330	17.8
Total commercial and industrial loans	1,171,316	39.4	1,035,373	37.5

Commercial real estate and multi-family residential loans:
Construction and land development loans	176,945	6.0	156,636	5.7
Owner occupied loans	409,004	13.8	403,154	14.6
Nonowner occupied loans	417,790	14.1	394,458	14.3
Multifamily loans	93,075	3.1	71,811	2.6
Total commercial real estate and multi-family residential loans	1,096,814	36.9	1,026,059	37.1

Agri-business and agricultural loans:
Loans secured by farmland	155,106	5.2	137,407	5.0
Loans for agricultural production	93,964	3.2	136,380	4.9
Total agri-business and agricultural loans	249,070	8.4	273,787	9.9

Other commercial loans	82,976	2.8	75,715	2.7
Total commercial loans	2,600,176	87.5	2,410,934	87.3

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	154,019	5.2	145,167	5.3
Open end and junior lien loans	160,485	5.4	150,220	5.4
Residential construction and land development loans	8,445	0.3	6,742	0.2
Total consumer 1-4 family mortgage loans	322,949	10.9	302,129	10.9

Other consumer loans	49,169	1.7	49,541	1.8
Total consumer loans	372,118	12.5	351,670	12.7
Subtotal	2,972,294	100.0%	2,762,604	100.0%
Less: Allowance for loan losses	(44,694)		(46,262)
Net deferred loan fees	(14)		(284)
Loans, net	$2,927,586		$2,716,058

The recorded investment in loans does not include accrued interest.

The Company had $151,000 in residential real estate loans in process of foreclosure as of September 30, 2015.

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended September 30, 2015 and 2014:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended September 30, 2015
Beginning balance, July 1	$22,360	$13,112	$1,881	$358	$3,473	$392	$3,240	$44,816
Provision for loan losses	(88)	(235)	103	11	14	(13)	208	0
Loans charged-off	(2)	0	0	0	(152)	(74)	0	(228)
Recoveries	43	14	5	0	21	23	0	106
Net loans charged-off	41	14	5	0	(131)	(51)	0	(122)
Ending balance	$22,313	$12,891	$1,989	$369	$3,356	$328	$3,448	$44,694

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended September 30, 2014
Beginning balance, July 1	$20,922	$15,975	$1,404	$234	$3,275	$487	$3,308	$45,605
Provision for loan losses	919	(1,275)	(34)	76	179	68	67	0
Loans charged-off	(147)	0	0	0	(60)	(62)	0	(269)
Recoveries	291	670	5	0	59	26	0	1,051
Net loans charged-off	144	670	5	0	(1)	(36)	0	782
Ending balance	$21,985	$15,370	$1,375	$310	$3,453	$519	$3,375	$46,387

The following tables present the activity in the allowance for loan losses by portfolio segment for the nine-month periods ended September 30, 2015 and 2014:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Nine Months Ended September 30, 2015
Beginning balance, January 1	$22,785	$14,153	$1,790	$276	$3,459	$483	$3,316	$46,262
Provision for loan losses	240	(856)	184	215	149	(64)	132	0
Loans charged-off	(878)	(459)	0	(122)	(292)	(180)	0	(1,931)
Recoveries	166	53	15	0	40	89	0	363
Net loans charged-off	(712)	(406)	15	(122)	(252)	(91)	0	(1,568)
Ending balance	$22,313	$12,891	$1,989	$369	$3,356	$328	$3,448	$44,694

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Nine Months Ended September 30, 2014
Beginning balance, January 1	$21,005	$18,557	$1,682	$391	$3,045	$608	$3,509	$48,797
Provision for loan losses	1,296	(1,334)	(323)	(81)	587	(11)	(134)	0
Loans charged-off	(660)	(2,553)	0	0	(282)	(180)	0	(3,675)
Recoveries	344	701	16	0	102	102	0	1,265
Net loans charged-off	(316)	(1,852)	16	0	(180)	(78)	0	(2,410)
Ending balance	$21,985	$15,371	$1,375	$310	$3,452	$519	$3,375	$46,387

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2015 and December 31, 2014:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
September 30, 2015
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,129	$783	$0	$0	$333	$59	$0	$4,304
Collectively evaluated for impairment	19,184	12,108	1,989	369	3,023	269	3,448	40,390
Total ending allowance balance	$22,313	$12,891	$1,989	$369	$3,356	$328	$3,448	$44,694

Loans:
Loans individually evaluated for impairment	$9,140	$10,530	$472	$0	$2,434	$90	$0	$22,666
Loans collectively evaluated for impairment	1,162,373	1,085,215	248,678	82,971	321,393	48,984	0	2,949,614
Total ending loans balance	$1,171,513	$1,095,745	$249,150	$82,971	$323,827	$49,074	$0	$2,972,280

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2014
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,306	$1,531	$14	$15	$482	$73	$0	$5,421
Collectively evaluated for impairment	19,479	12,622	1,776	261	2,977	410	3,316	40,841
Total ending allowance balance	$22,785	$14,153	$1,790	$276	$3,459	$483	$3,316	$46,262

Loans:
Loans individually evaluated for impairment	$14,702	$13,005	$486	$30	$3,614	$127	$0	$31,964
Loans collectively evaluated for impairment	1,020,897	1,011,858	273,388	75,684	299,189	49,340	0	2,730,356
Total ending loans balance	$1,035,599	$1,024,863	$273,874	$75,714	$302,803	$49,467	$0	$2,762,320

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2015:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$20	$20	$0
Non-working capital loans	2,431	665	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,441	2,261	0
Nonowner occupied loans	5,272	5,276	0
Agri-business and agricultural loans:
Loans secured by farmland	971	472	0
Consumer 1-4 family loans:
Closed end first mortgage loans	535	383	0
Open end and junior lien loans	128	128	0
Other consumer loans	3	3	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,916	1,915	822
Non-working capital loans	8,732	6,540	2,307
Commercial real estate and multi-family residential loans:
Construction and land development loans	340	339	40
Owner occupied loans	2,684	2,654	743
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,999	1,923	333
Other consumer loans	87	87	59
Total	$27,559	$22,666	$4,304

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$21	$21	$0
Non-working capital loans	1,673	279	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	526	526	0
Owner occupied loans	554	374	0
Nonowner occupied loans	3,030	3,036	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	724	712	0
Open end and junior lien loans	317	317	0
Residential construction loans	129	129	0
Other consumer loans	1	1	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,409	1,408	837
Non-working capital loans	15,557	12,994	2,469
Commercial real estate and multi-family residential loans:
Construction and land development loans	449	448	107
Owner occupied loans	5,298	5,297	1,213
Nonowner occupied loans	3,324	3,324	211
Agri-business and agricultural loans:
Loans secured by farmland	381	203	14
Other commercial loans	30	30	15
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,505	2,375	474
Open end and junior lien loans	81	81	8
Other consumer loans	126	126	73
Total	$36,738	$31,964	$5,421

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended September 30, 2015:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 20	$ 0	$ 0
Non-working capital loans	709	1	1
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,442	0	0
Nonowner occupied loans	5,404	26	27
Agri-business and agricultural loans:
Loans secured by farmland	474	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	415	0	0
Open end and junior lien loans	130	0	0
Other consumer loans	5	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,202	3	4
Non-working capital loans	6,092	47	43
Commercial real estate and multi-family residential loans:
Construction and land development loans	351	4	2
Owner occupied loans	2,682	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,125	15	14
Other consumer loans	99	1	2
Total	$ 22,150	$ 97	$ 93

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended September 30, 2014:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$22	$0	$0
Non-working capital loans	290	0	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	533	0	0
Owner occupied loans	160	0	0
Nonowner occupied loans	327	0	0
Agri-business and agricultural loans:
Loans secured by farmland	284	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	695	0	0
Open end and junior lien loans	286	0	0
Residential construction loans	135	0	0
Other consumer loans	1	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,680	22	18
Non-working capital loans	13,662	127	126
Commercial real estate and multi-family residential loans:
Construction and land development loans	1,679	7	5
Owner occupied loans	3,241	26	29
Nonowner occupied loans	6,485	35	36
Agri-business and agricultural loans:
Loans secured by farmland	203	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,568	17	17
Open end and junior lien loans	48	0	0
Other consumer loans	89	1	1
Total	$32,388	$235	$232

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine-month period ended September 30, 2015:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$ 21	$ 0	$ 0
Non-working capital loans	613	2	2
Commercial real estate and multi-family residential loans:
Construction and land development loans	175	0	0
Owner occupied loans	1,950	0	0
Nonowner occupied loans	4,504	80	83
Agri-business and agricultural loans:
Loans secured by farmland	412	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	301	0	0
Open end and junior lien loans	238	0	0
Residential construction loans	14	0	0
Other consumer loans	3	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,069	19	18
Non-working capital loans	9,443	281	290
Commercial real estate and multi-family residential loans:
Construction and land development loans	391	12	11
Owner occupied loans	3,695	21	22
Nonowner occupied loans	1,090	0	0
Agri-business and agricultural loans:
Loans secured by farmland	67	0	0
Other commercial loans	3	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,608	48	44
Open end and junior lien loans	23	0	0
Other consumer loans	110	3	4
Total	$ 26,730	$ 466	$ 474

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine-month period ended September 30, 2014:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$186	$1	$1
Non-working capital loans	133	0	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	178	0	0
Owner occupied loans	215	0	0
Nonowner occupied loans	341	0	0
Agri-business and agricultural loans:
Loans secured by farmland	226	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	691	0	0
Open end and junior lien loans	170	0	0
Residential construction loans	141	0	0
Other consumer loans	1	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,893	55	47
Non-working capital loans	13,762	387	388
Commercial real estate and multi-family residential loans:
Construction and land development loans	2,341	37	36
Owner occupied loans	2,956	45	43
Nonowner occupied loans	8,507	104	105
Agri-business and agricultural loans:
Loans secured by farmland	411	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,740	50	53
Open end and junior lien loans	66	0	0
Other consumer loans	87	1	1
Total	$35,045	$680	$674

The following table presents the aging of the recorded investment in past due loans as of September 30, 2015 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$591,700	$0	$0	$1,566	$1,566	$593,266
Non-working capital loans	574,413	252	0	3,582	3,834	578,247
Commercial real estate and multi-family
residential loans:
Construction and land development loans	176,615	0	0	0	0	176,615
Owner occupied loans	403,775	0	0	4,915	4,915	408,690
Nonowner occupied loans	414,336	0	0	3,115	3,115	417,451
Multifamily loans	92,989	0	0	0	0	92,989
Agri-business and agricultural loans:
Loans secured by farmland	154,639	0	0	471	471	155,110
Loans for agricultural production	93,937	103	0	0	103	94,040
Other commercial loans	82,971	0	0	0	0	82,971
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	151,857	1,367	0	512	1,879	153,736
Open end and junior lien loans	161,375	163	0	128	291	161,666
Residential construction loans	8,425	0	0	0	0	8,425
Other consumer loans	48,951	103	0	20	123	49,074
Total	$2,955,983	$1,988	$0	$14,309	$16,297	$2,972,280

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$543,613	$0	$0	$632	$632	$544,245
Non-working capital loans	487,655	0	101	3,598	3,699	491,354
Commercial real estate and multi-family
residential loans:
Construction and land development loans	155,711	0	0	526	526	156,237
Owner occupied loans	399,028	800	0	3,049	3,849	402,877
Nonowner occupied loans	390,394	31	0	3,629	3,660	394,054
Multi-family loans	71,695	0	0	0	0	71,695
Agri-business and agricultural loans:
Loans secured by farmland	136,923	0	0	485	485	137,408
Loans for agricultural production	136,466	0	0	0	0	136,466
Other commercial loans	75,684	0	0	30	30	75,714
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	142,615	1,198	20	1,051	2,269	144,884
Open end and junior lien loans	150,551	235	9	398	642	151,193
Residential construction loans	6,597	0	0	129	129	6,726
Other consumer loans	49,308	108	0	51	159	49,467
Total	$2,746,240	$2,372	$130	$13,578	$16,080	$2,762,320

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $2.5 million and $3.4 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2015 and December 31, 2014. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	September 30	December 31,
(dollars in thousands)	2015	2014
Accruing troubled debt restructured loans	$7,605	$16,492
Nonaccrual troubled debt restructured loans	10,934	9,161
Total troubled debt restructured loans	$18,539	$25,653
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

During the quarter ending September 30, 2015, there were renewal terms offered to one borrower under financial duress with a previously identified troubled debt restructured loan which did not require additional compensation or consideration, and the terms offered would not have been readily available in the marketplace for a loan bearing a similar risk profile. In this instance, it was determined that a concession had been granted. The loan to the borrower is for a commercial and industrial working capital loan with a recorded investment of $2.5 million.  This concession is not included in the table below.

During the quarter ending June 30, 2015, there were renewal terms offered to two borrowers under financial duress which did not require additional compensation or consideration, and the terms offered would not have been readily available in the marketplace for loans bearing similar risk profiles. In these instances, it was determined that a concession had been granted. It is difficult to quantify the concessions granted due to an absence of readily available market terms to be used for comparison. These loans were both commercial and industrial working capital loans with recorded investments of $379,000 and $185,000, respectively.

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

The following table presents loans, not previously discussed, by class modified as new troubled debt restructurings that occurred during the three month period ending September 30, 2015:

	All Modifications			Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Consumer 1-4 family loans:
Closed end first mortgage loans	1	$65	$65	1	208
Total	1	$65	$65	1	208

The following table presents loans, not previously discussed, by class modified as new troubled debt restructurings that occurred during the nine month period ending September 30, 2015:

	All Modifications			Modified Repayment Terms
		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Working capital lines of credit loans	2	$ 564	$ 564
Non-working capital loans	1	783	783	1	12
Commercial real estate and multi-
family residential loans:
Owner occupied loans	2	855	855	1	6
Consumer 1-4 family loans:
Closed end first mortgage loans	1	65	78	1	208
Total	6	$ 2,267	$ 2,280	3	6-208

For the three month period ending September 30, 2015, the commercial and industrial troubled debt restructurings described above decreased the allowance for loan losses by $68,000, the commercial real estate and multi-family residential loan troubled debt restructurings increased the allowance for loan losses by $9,000 and the consumer 1-4 family loan troubled debt restructuring described above increased the allowance by $13,000.  For the nine month period ending September 30, 2015, the commercial and industrial troubled debt restructurings described above increased the allowance for loan losses by $102,000, the commercial real estate and multi-family residential loan troubled debt restructurings decreased the allowance for loan losses by $13,000 and the consumer 1-4 family loan troubled debt restructuring increased the allowance by $11,000.

No charge-offs resulted from any troubled debt restructurings described above during the three and nine month period ending September 30, 2015.

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ending September 30, 2014:

	All Modifications			Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Owner occupied loans	1	$929	$1,000	1	24
Total	1	$929	$1,000	1	24

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ending September 30, 2014:

	All Modifications			Interest Rate Reductions			Modified Repayment Terms
		Pre-Modification	Post-Modification					Extension
		Outstanding	Outstanding		Interest at	Interest at		Period or
	Number of	Recorded	Recorded	Number of	Pre-Modification	Post-Modification	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	Rate	Rate	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Non-working capital loans	2	$433	$433	0	$0	$0	2	12-15
Commercial real estate and multi-
family residential loans:
Owner occupied loans	3	2,639	2,710	1	89	95	2	12-24
Total	5	$3,072	$3,143	1	$89	$95	4	12-24

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

There were no troubled debt restructurings that had payment defaults within the twelve months following modification during the three or nine month periods ended September 30, 2015 and the three month or nine-month periods ended September 30, 2014.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as Not Rated are consumer loans or commercial loans with consumer characteristics included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of September 30, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$552,709	$32,373	$8,184	$0	$0	$593,266
Non-working capital loans	528,158	35,536	11,911	0	2,642	578,247
Commercial real estate and multi-
family residential loans:
Construction and land development loans	172,372	2,009	2,234	0	0	176,615
Owner occupied loans	376,411	22,632	9,647	0	0	408,690
Nonowner occupied loans	404,063	8,158	5,230	0	0	417,451
Multifamily loans	92,989	0	0	0	0	92,989
Agri-business and agricultural loans:
Loans secured by farmland	154,638	0	472	0	0	155,110
Loans for agricultural production	94,040	0	0	0	0	94,040
Other commercial loans	82,966	0	0	0	5	82,971
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	43,051	126	1,906	0	108,653	153,736
Open end and junior lien loans	8,230	0	1,625	0	151,811	161,666
Residential construction loans	0	0	0	0	8,425	8,425
Other consumer loans	14,080	0	61	0	34,933	49,074
Total	$2,523,707	$100,834	$41,270	$0	$306,469	$2,972,280

As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$504,806	$28,485	$10,343	$611	$0	$544,245
Non-working capital loans	436,735	31,781	20,324	0	2,514	491,354
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	150,442	1,033	4,762	0	0	156,237
Owner occupied loans	369,520	20,960	12,397	0	0	402,877
Nonowner occupied loans	375,702	12,512	5,840	0	0	394,054
Multi-family loans	71,695	0	0	0	0	71,695
Agri-business and agricultural loans:
Loans secured by farmland	136,923	0	485	0	0	137,408
Loans for agricultural production	136,466	0	0	0	0	136,466
Other commercial loans	75,680	0	30	0	4	75,714
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	39,156	0	2,199	0	103,529	144,884
Open end and junior lien loans	8,400	291	2,015	0	140,487	151,193
Residential construction loans	0	0	0	0	6,726	6,726
Other consumer loans	15,879	290	75	0	33,223	49,467
Total	$2,321,404	$95,352	$58,470	$611	$286,483	$2,762,320

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

Mortgage servicing rights:  As of September 30, 2015 the fair value of the Company’s Level 3 servicing assets for residential mortgage loans was $3.3 million, none of which are currently impaired and therefore are carried at amortized cost.  These residential mortgage loans have a weighted average interest rate of 3.97%, a weighted average maturity of 19 years and are secured by homes generally within the Company’s market area, which is primarily Northern Indiana.  A valuation model is used to estimate fair value, which is based on an income approach.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.  The most significant assumption used to value mortgage servicing rights is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment rates.  The most significant unobservable assumption is the discount rate.  At September 30, 2015, the constant prepayment speed (PSA) used was 189 and the discount rate used was 9.4%.  At December 31, 2014, the PSA used was 212 and the discount rate used was 9.4%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	September 30, 2015
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,021	$ 0	$ 0	$ 1,021
Mortgage-backed securities	0	369,691	0	369,691
State and municipal securities	0	106,180	807	106,987
Total Securities	1,021	475,871	807	477,699
Mortgage banking derivative	0	283	0	283
Interest rate swap derivative	0	2,592	0	2,592
Total assets	$ 1,021	$ 478,746	$ 807	$ 480,574

Liabilities
Mortgage banking derivative	0	61	0	61
Interest rate swap derivative	0	2,646	0	2,646
Total liabilities	$ 0	$ 2,707	$ 0	$ 2,707

	December 31, 2014
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,004	$ 0	$ 0	$ 1,004
Mortgage-backed securities	0	372,095	0	372,095
State and municipal securities	0	101,962	850	102,812
Total Securities	1,004	474,057	850	475,911
Mortgage banking derivative	0	96	0	96
Interest rate swap derivative	0	1,191	0	1,191
Total assets	$ 1,004	$ 475,344	$ 850	$ 477,198

Liabilities
Mortgage banking derivative	0	11	0	11
Interest rate swap derivative	0	1,242	0	1,242
Total liabilities	$ 0	$ 1,253	$ 0	$ 1,253

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2015 and there were no transfers between Level 1 and Level 2 during 2014.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 and 2014:

	State and Municipal Securities
(dollars in thousands)	2015	2014
Balance of recurring Level 3 assets at January 1	$ 850	$ 975
Changes in fair value of securities
included in other comprehensive income	(3)	11
Principal payments	(40)	(125)
Balance of recurring Level 3 assets at September 30	$ 807	$ 861

The state and municipal securities measured at fair value included below are non-rated Indiana municipal revenue bonds and are not actively traded.

Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	9/30/2015	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 807	Price to type, par, call	Discount to benchmark index	0-5%
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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	September 30, 2015
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 1,059	$ 1,059
Non-working capital loans	0	0	2,223	2,223
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	300	300
Owner occupied loans	0	0	1,911	1,911
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	235	235
Other consumer loans	0	0	8	8
Total impaired loans	$ 0	$ 0	$ 5,736	$ 5,736
Other real estate owned	0	0	75	75
Total assets	$ 0	$ 0	$ 5,811	$ 5,811

	December 31, 2014
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 531	$ 531
Non-working capital loans	0	0	2,257	2,257
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	341	341
Owner occupied loans	0	0	4,084	4,084
Nonowner occupied loans	0	0	3,113	3,113
Agri-business and agricultural loans:
Loans secured by farmland	0	0	189	189
Other commercial loans	0	0	15	15
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	399	399
Residential construction loans	0	0	73	73
Other consumer loans	0	0	29	29
Total impaired loans	$ 0	$ 0	$ 11,031	$ 11,031
Other real estate owned	0	0	75	75
Total assets	$ 0	$ 0	$ 11,106	$ 11,106

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2015:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$ 3,282	Collateral based	Discount to reflect	39%	(7% - 100%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	2,211	Collateral based	Discount to reflect	26%	(2% - 89%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Consumer 1-4 family mortgage	235	Collateral based	Discount to reflect	30%	(20% - 40%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Other consumer	8	Collateral based	Discount to reflect	53%
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	75	Appraisals	Discount to reflect	49%
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
			current market conditions

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $8.7 million, with a valuation allowance of $3.0 million at September 30, 2015, resulting in a net increase in the provision for loan losses of $800,000 in the three months ended September 30, 2015, and a net reduction in the provision for loan losses of $500,000 in the nine months ended September 30, 2015.  At September 30, 2014, impaired loans had a gross carrying amount of $16.5 million, with a valuation allowance of $4.2 million, resulting in a net increase in the provision for loan losses of $100,000 in the three months ended September 30, 2014, and a net reduction in the provision for loan losses of $2.1 million for the nine months ended September 30, 2014.

Other real estate owned measured at fair value less costs to sell, at both September 30, 2015 and September 30, 2014, had a net carrying amount of $75,000, which is made up of the outstanding balance of $147,000, net of a valuation allowance of $72,000, all of which was written down during 2012.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	September 30, 2015
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 98,071	$ 98,071	$ 0	$ 0	$ 98,071
Securities available for sale	477,699	1,021	475,871	807	477,699
Real estate mortgages held for sale	3,132	0	3,203	0	3,203
Loans, net	2,927,586	0	0	2,914,190	2,914,190
Federal Home Loan Bank stock	4,248	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	9,330	8	1,976	7,346	9,330
Financial Liabilities:
Certificates of deposit	(1,056,484)	0	1,061,877	0	1,061,877
All other deposits	(2,091,050)	(2,091,050)	0	0	(2,091,050)
Securities sold under agreements
to repurchase	(80,414)	0	(80,414)	0	(80,414)
Long-term borrowings	(34)	0	(38)	0	(38)
Subordinated debentures	(30,928)	0	0	(31,218)	(31,218)
Standby letters of credit	(350)	0	0	(350)	(350)
Accrued interest payable	(3,712)	(176)	(3,533)	(3)	(3,712)

	December 31, 2014
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 90,638	$ 90,638	$ 0	$ 0	$ 90,638
Securities available for sale	475,911	1,004	474,057	850	475,911
Real estate mortgages held for sale	1,585	0	1,612	0	1,612
Loans, net	2,716,058	0	0	2,698,767	2,698,767
Federal Home Loan Bank stock	5,993	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	8,662	3	2,312	6,347	8,662
Financial Liabilities:
Certificates of deposit	(870,590)	0	(876,953)	0	(876,953)
All other deposits	(2,002,530)	(2,002,530)	0	0	(2,002,530)
Securities sold under agreements
to repurchase	(54,907)	0	(54,907)	0	(54,907)
Federal funds purchased	(500)	0	(500)	0	(500)
Other short-term borrowings	(105,000)	0	(105,001)	0	(105,001)
Long-term borrowings	(35)	0	(40)	0	(40)
Subordinated debentures	(30,928)	0	0	(31,212)	(31,212)
Standby letters of credit	(379)	0	0	(379)	(379)
Accrued interest payable	(2,946)	(109)	(2,834)	(3)	(2,946)

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

Securities sold under agreements to repurchase of $80.4 million and $54.9 million, which mature on demand, are secured by mortgage-backed securities with a carrying amount of $91.6 million and $94.2 million at September 30, 2015 and December 31, 2014.  Additional information concerning recognition of these liabilities is disclosed in Note 8.

NOTE 7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost:

	Nine Months Ended September 30,				Three Months Ended September 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(dollars in thousands)	2015	2014	2015	2014	2015	2014	2015	2014
Interest cost	$ 77	$ 90	$ 34	$ 38	$ 25	$ 30	$ 11	$ 13
Expected return on plan assets	(104)	(94)	(57)	(55)	(34)	(31)	(18)	(19)
Recognized net actuarial (gain) loss	121	88	62	60	40	29	21	20
Net pension expense (benefit)	$ 94	$ 84	$ 39	$ 43	$ 31	$ 28	$ 14	$ 14

The Company previously disclosed in its financial statements for the year ended December 31, 2014 that it expected to contribute $318,000 to its pension plan and $110,000 to its Supplemental Executive Retirement Plan (“SERP”) in 2015.  The Company has contributed $238,000 to its pension plan and $110,000 to its SERP as of September 30, 2015.  The Company expects to contribute $80,000 to its pension plan during the remainder of 2015.  The Company does not expect to make any additional contributions to its SERP during the remainder of 2015.

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at September 30, 2015 and December 31, 2014.

	September 30, 2015
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$2,592	$0	$2,592	$0	$0	$2,592
Total Assets	$2,592	$0	$2,592	$0	$0	$2,592
Liabilities
Interest Rate Swap Derivatives	$2,646	$0	$2,646	$0	$(2,460)	$186
Repurchase Agreements	80,414	0	80,414	(80,414)	0	0
Total Liabilities	$83,060	$0	$83,060	$(80,414)	$(2,460)	$186

	December 31, 2014
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$1,191	$0	$1,191	$0	$0	$1,191
Total Assets	$1,191	$0	$1,191	$0	$0	$1,191
Liabilities
Interest Rate Swap Derivatives	$1,242	$0	$1,242	$0	$(1,242)	$0
Repurchase Agreements	54,907	0	54,907	(54,907)	0	0
Total Liabilities	$56,149	$0	$56,149	$(54,907)	$(1,242)	$0

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average shares outstanding for basic earnings per common share	16,629,378	16,547,551	16,610,689	16,531,411
Dilutive effect of stock options, awards and warrants	218,605	228,219	198,144	237,668
Weighted average shares outstanding for diluted earnings per common share	16,847,983	16,775,770	16,808,833	16,769,079

Basic earnings per common share	$0.70	$0.70	$2.05	$1.98
Diluted earnings per common share	$0.69	$0.69	$2.03	$1.95

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2014	$5,467	$(1,637)	$3,830
Other comprehensive income before reclassification	1,295	(175)	1,120
Amounts reclassified from accumulated other comprehensive income (loss)	(25)	110	85
Net current period other comprehensive income	1,270	(65)	1,205
Balance at September 30, 2015	$6,737	$(1,702)	$5,035

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2013	$(1,138)	$(1,356)	$(2,494)
Other comprehensive income before reclassification	6,471	(399)	6,072
Amounts reclassified from accumulated other comprehensive income (loss)	134	118	252
Net current period other comprehensive income	6,605	(281)	6,324
Balance at December 31, 2014	$5,467	$(1,637)	$3,830

Reclassifications out of accumulated comprehensive income for the three months ended September 30, 2015 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$0	Net securities gains (losses)
Tax effect	0	Income tax expense
	0	Net of tax
Amortization of defined benefit pension items	(61)	Salaries and employee benefits
Tax effect	25	Income tax expense
	(36)	Net of tax
Total reclassifications for the period	$(36)	Net of tax

Reclassifications out of accumulated comprehensive income for the three months ended September 30, 2014 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$(228)	Net securities gains (losses)
Tax effect	90	Income tax expense
	(138)	Net of tax
Amortization of defined benefit pension items	(49)	Salaries and employee benefits
Tax effect	20	Income tax expense
	(29)	Net of tax
Total reclassifications for the period	$(167)	Net of tax

Reclassifications out of accumulated comprehensive income for the nine months ended September 30, 2015 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$42	Net securities gains (losses)
Tax effect	(17)	Income tax expense
	25	Net of tax
Amortization of defined benefit pension items	(183)	Salaries and employee benefits
Tax effect	73	Income tax expense
	(110)	Net of tax
Total reclassifications for the period	$(85)	Net of tax

Reclassifications out of accumulated comprehensive income for the nine months ended September 30, 2014 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$(224)	Net securities gains (losses)
Tax effect	90	Income tax expense
	(134)	Net of tax
Amortization of defined benefit pension items	(148)	Salaries and employee benefits
Tax effect	60	Income tax expense
	(88)	Net of tax
Total reclassifications for the period	$(222)	Net of tax

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

OVERVIEW

Net income in the first nine months of 2015 was $34.1 million, up 4.1% from $32.7 million for the comparable period of 2014.  Diluted income per common share was $2.03 in the first nine months of 2015, up 4.1% from $1.95 in the comparable period of 2014.  Return on average total assets was 1.29% in the first nine months of 2015 versus 1.33% in the comparable period of 2014.  The equity to average assets ratio was 10.55% in the first nine months of 2015 versus 10.29% in the comparable period of 2014.

Net income in the third quarter of 2015 was $11.6 million, up 0.5% from $11.5 million for the comparable period of 2014.  Diluted income per common share was $0.69 in the third quarter of 2015, unchanged from $0.69 in the comparable period of 2014.  Return on average total assets was 1.26% in the third quarter of 2015 versus 1.36% in the comparable period of 2014.  The equity to average assets ratio was 10.46% in the third quarter of 2015 versus 10.39% in the comparable period of 2014.

Total assets were $3.666 billion as of September 30, 2015 versus $3.443 billion as of December 31, 2014, an increase of $223.0 million, or 6.5%. This increase was primarily due to a $210.0 million increase in total loans.

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

RESULTS OF OPERATIONS

Overview

Selected income statement information for the three months and nine months ended September 30, 2015 and 2014 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Income Statement Summary:
Net interest income	$26,711	$25,965	$78,475	$76,199
Provision for loan losses	0	0	0	0
Noninterest income	7,902	7,871	23,410	22,890
Noninterest expense	17,207	16,660	50,849	49,534
Other Data:
Efficiency ratio	49.71%	49.24%	49.91%	49.99%
Dilutive EPS	$0.69	$0.69	$2.03	$1.95
Tangible capital ratio	10.47%	10.40%	10.47%	10.40%
Net charge-offs(recoveries) to average loans	0.02%	(0.12)%	0.07%	0.12%
Net interest margin	3.16%	3.31%	3.21%	3.34%
Noninterest income to total revenue	22.83%	23.26%	22.98%	23.10%

Net Income

Net income was $34.1 million in the first nine months of 2015, an increase of $1.3 million, or 4.1%, versus net income of $32.7 million in the first nine months of 2014. Net interest income increased $2.3 million, or 3.0%, to $78.5 million versus $76.2 million in the first nine months of 2014. Net interest income increased primarily due to a 7.2% increase in average earning assets.  Significantly affecting average earning assets during 2015 was an increase of 8.4% in the commercial loan portfolio, which reflects our continuing strategic focus on commercial lending.  The net interest margin was 3.21% in the first nine months of 2015 versus 3.34% in 2014. The lower margin reflected a decline in loan yields, and a modest increase in the cost of funds offset by increased security yields.

Net income was $11.6 million in the third quarter of 2015, an increase of $54,000, or 0.5%, versus net income of $11.5 million in the third quarter of 2014. Net interest income increased $746,000, or 2.9%, to $26.7 million versus $26.0 million in the third quarter of 2014. Net interest income increased primarily due to a 7.5% increase in average earning assets, driven by an increase of 8.9% in the commercial loan portfolio.  The net interest margin was 3.16% in the third quarter of 2015 versus 3.31% in 2014. The lower margin reflected a decline in loan yields and a modest increase in funding costs.

Net Interest Income

The following tables set forth consolidated information regarding average balances and rates:

	Nine Months Ended September 30,
	2015			2014
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning assets
Loans:
Taxable (2)(3)	$2,831,339	$81,553	3.85%	$2,611,722	$78,317	4.01%
Tax exempt (1)	12,740	521	5.47	11,800	522	5.91
Investments: (1)
Available for sale	474,876	10,254	2.89	474,809	9,837	2.77
Short-term investments	5,195	3	0.08	5,239	3	0.08
Interest bearing deposits	9,260	40	0.58	4,913	28	0.76
Total earning assets	$3,333,410	$92,371	3.71%	$3,108,483	$88,707	3.82%
Less: Allowance for loan losses	(45,490)			(46,886)
Nonearning Assets
Cash and due from banks	100,022			73,007
Premises and equipment	43,091			39,842
Other nonearning assets	114,324			112,290
Total assets	$3,545,357			$3,286,736

Interest bearing liabilities
Savings deposits	$230,253	$338	0.20%	$236,342	$389	0.22%
Interest bearing checking accounts	1,226,863	3,637	0.40	1,150,904	3,423	0.40
Time deposits:
In denominations under $100,000	284,260	2,533	1.19	279,890	2,380	1.14
In denominations over $100,000	712,663	5,043	0.95	603,135	3,754	0.83
Miscellaneous short-term borrowings	77,722	138	0.24	151,786	351	0.31
Long-term borrowings and
subordinated debentures	30,962	756	3.26	30,964	769	3.32
Total interest bearing liabilities	$2,562,723	$12,445	0.65%	$2,453,021	$11,066	0.60%
Noninterest bearing liabilities
Demand deposits	590,030			480,356
Other liabilities	18,587			15,241
Stockholders' equity	374,017			338,118
Total liabilities and stockholders' equity	$3,545,357			$3,286,736

Interest Margin Recap
Interest income/average earning assets		92,371	3.71		88,707	3.82
Interest expense/average earning assets		12,445	0.50		11,066	0.48
Net interest income and margin		$79,926	3.21%		$77,641	3.34%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2015 and 2014. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the nine months ended September 30, 2015 and 2014, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.

	Three Months Ended September 30,
	2015			2014
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning assets
Loans:
Taxable (2)(3)	$2,910,663	$27,981	3.81%	$2,671,249	$26,713	3.97%
Tax exempt (1)	12,496	170	5.40	13,418	186	5.49
Investments: (1)
Available for sale	471,641	3,269	2.75	476,643	3,320	2.76
Short-term investments	5,836	1	0.07	4,987	1	0.08
Interest bearing deposits	8,809	15	0.68	6,126	11	0.71
Total earning assets	$3,409,445	$31,436	3.66%	$3,172,423	$30,231	3.78%
Less: Allowance for loan losses	(44,751)			(45,994)
Nonearning Assets
Cash and due from banks	117,986			73,481
Premises and equipment	44,240			40,098
Other nonearning assets	113,849			111,466
Total assets	$3,640,769			$3,351,474

Interest bearing liabilities
Savings deposits	$234,360	$115	0.19%	$230,635	$125	0.22%
Interest bearing checking accounts	1,221,190	1,225	0.40	1,159,009	1,167	0.40
Time deposits:
In denominations under $100,000	279,734	846	1.20	277,719	791	1.13
In denominations over $100,000	756,206	1,787	0.94	650,281	1,341	0.82
Miscellaneous short-term borrowings	83,015	43	0.21	137,372	96	0.28
Long-term borrowings and
subordinated debentures	30,962	239	3.06	30,963	260	3.33
Total interest bearing liabilities	$2,605,467	$4,255	0.65%	$2,485,979	$3,780	0.60%
Noninterest bearing liabilities
Demand deposits	634,982			501,594
Other liabilities	19,455			15,747
Stockholders' equity	380,865			348,154
Total liabilities and stockholders' equity	$3,640,769			$3,351,474

Interest Margin Recap
Interest income/average earning assets		31,436	3.66		30,231	3.78
Interest expense/average earning assets		4,255	0.50		3,780	0.47
Net interest income and margin		$27,181	3.16%		$26,451	3.31%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2015 and 2014. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended September 30, 2015 and 2014, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.
Net interest income increased $2.3 million, or 3.0%, for the nine months ended September 30, 2015 compared with the first nine months of 2014. The increased level of net interest income during the first nine months of 2015 compared with the first nine months of 2014 was largely driven by an increase in net earning assets of $224.9 million as well as a deceleration in the amortization of premiums on agency mortgage-backed securities.  The deceleration was primarily the result of rising long-term mortgage interest rates which have reduced prepayments in the loans underlying the securities.  Average loans outstanding increased $220.6 million during the nine months ended September 30, 2015 compared with the same period of 2014, with most of the growth being in commercial loans.  The tax equivalent net interest margin was 3.21% for the first nine months of 2015 compared to 3.34% during the first nine months of 2014.  The yield on earning assets totaled 3.71% during the nine months ended September 30, 2015 compared to 3.82% in the same period of 2014 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.50% during the first nine months of 2015 compared to 0.48% in the same period of 2014.  Net interest income increased $746,000, or 2.9%, for the third quarter of 2015 compared to the third quarter of 2014.  The increase was driven by an increase in net earning assets.  The tax equivalent net interest margin was 3.16% for the third quarter of 2015 compared to 3.31% during the third quarter of 2014.

Average earning assets increased by $237.0 million for the three months ended September 30, 2015 compared with the same period of 2014.  Average loans outstanding increased $238.5 million during the three months ended September 30, 2015 compared with the same period of 2014, with most of the growth being in commercial loans.  During the three months ended September 30, 2015, earning assets yields declined by 12 basis points and interest bearing liabilities increased by 5 basis points due primarily to lower loan yields on new and renewed loans increased time deposit rates.

Provision for Loan Losses

No provisions for loan loss expense were recorded during the nine month and three month periods ended September 30, 2015 and 2014.  The allowance for loan losses at September 30, 2015 represented 1.50% of the loan portfolio, versus 1.67% at December 31, 2014 and 1.72% at September 30, 2014.  Factors impacting the decision not to record a provision in the first nine months of 2015 included the stabilization or improvement in key loan quality metrics including strong reserve coverage of nonperforming loans, a decrease in historical loss percentages, stable economic conditions in the Company’s markets and sustained signs of improvement in borrower performance and future prospects. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

Noninterest income categories for the nine-month and three-month periods ended September 30, 2015 and 2014 are shown in the following tables:

	Nine Months Ended
	September 30,
			Percent
(dollars in thousands)	2015	2014	Change
Wealth advisory fees	$3,393	$3,046	11.4%
Investment brokerage fees	1,208	2,739	(55.9)
Service charges on deposit accounts	7,753	6,973	11.2
Loan, insurance and service fees	5,616	5,187	8.3
Merchant card fee income	1,332	1,137	17.2
Bank owned life insurance	956	1,082	(11.6)
Other income	2,090	2,442	(14.4)
Mortgage banking income	1,020	508	100.8
Net securities gains (losses)	42	(224)	(118.8)
Total noninterest income	$23,410	$22,890	2.3%
Noninterest income to total revenue	22.98%	23.10%

	Three Months Ended
	September 30,
			Percent
(dollars in thousands)	2015	2014	Change
Wealth advisory fees	$1,103	$1,030	7.1%
Investment brokerage fees	405	699	(42.1)
Service charges on deposit accounts	2,806	2,474	13.4
Loan, insurance and service fees	2,147	1,972	8.9
Merchant card fee income	485	407	19.2
Bank owned life insurance	221	372	(40.6)
Other income	455	881	(48.4)
Mortgage banking income	280	264	6.1
Net securities gains (losses)	0	(228)	NA
Total noninterest income	$7,902	$7,871	0.4%
Noninterest income to total revenue	22.83%	23.26%

The Company’s noninterest income increased 2.3% to $23.4 million for the first nine months of 2015 versus $22.9 million for the same period of 2014.  Noninterest income increased 0.4% for three month period ending September 30, 2015 versus the same period of 2014.  Noninterest income for first nine months of 2015 and three month period ending September 30, 2015 were positively impacted by increases in mortgage banking income due to higher production volumes, as well as increases in merchant card fees, service charges on deposit accounts, wealth advisory fees and loan, insurance and service fees.  The increases were driven by higher fees on commercial deposit accounts as well as fees related to new wealth advisory client relationships.  In addition, many wealth advisory fees are performance based and have been positively impacted by rising financial markets.  Offsetting these increases was a decrease in investment brokerage fees driven by lower production volumes and the Company modifying product mix in order to provide a more consistent revenue stream by focusing less on front end income loaded products.

Noninterest Expense

Noninterest expense categories for the nine-month and three-month periods ended September 30, 2015 and 2014 are shown in the following tables:

	Nine Months Ended
	September 30,
			Percent
(dollars in thousands)	2015	2014	Change
Salaries and employee benefits	$29,021	$29,310	(1.0)%
Net occupancy expense	2,918	2,885	1.1
Equipment costs	2,699	2,346	15.0
Data processing fees and supplies	5,655	4,541	24.5
Corporate and business development	2,284	2,052	11.3
FDIC insurance and other regulatory fees	1,518	1,446	5.0
Professional fees	2,111	2,241	(5.8)
Other expense	4,643	4,713	(1.5)
Total noninterest expense	$50,849	$49,534	2.7%

	Three Months Ended
	September 30,
			Percent
(dollars in thousands)	2015	2014	Change
Salaries and employee benefits	$9,854	$9,856	0.0%
Net occupancy expense	919	872	5.4
Equipment costs	870	812	7.1
Data processing fees and supplies	1,950	1,557	25.2
Corporate and business development	780	726	7.4
FDIC insurance and other regulatory fees	521	481	8.3
Professional fees	694	705	(1.6)
Other expense	1,619	1,651	(1.9)
Total noninterest expense	$17,207	$16,660	3.3%

The Company’s noninterest expense increased $1.3 million and $547,000, respectively, in the nine-month and three-month periods ended September 30, 2015 versus the same periods in 2014.  Salaries and employee benefits decreased by $289,000 and $2,000, respectively.  The decrease in salary and employee benefits was driven by lower employee benefit costs including lower incentive-based compensation accruals and lower commissions paid on investment brokerage fees as a result of lower production.  Data processing fees increased by $1.1 million and $393,000, respectively, due to increased technology and software related expenditures with the Company’s core processor which are volume and product driven to enhance the delivery of electronic banking channels and enhance commercial product solutions.  Equipment costs increased $353,000 and $58,000, respectively, driven by higher depreciation expenses primarily due to branch upgrades and expansion.  Professional fees decreased by $130,000 and $11,000, respectively, driven by lower legal fees.  Corporate and business development expense increased due to higher advertising and marketing expenses.  The Company’s efficiency ratio was 49.9% and 49.7%, respectively, for the nine-month and three-month periods ended September 30, 2015 compared to 50.0% and 49.2% for the comparable periods in 2014.

Income Taxes

Income tax expense increased $135,000 and $176,000, respectively, in the nine month and three month periods ended September 30, 2015, compared to the same period in 2014.  The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, was 33.2% and 33.6%, respectively, in the nine month and three month periods ended September 30, 2015, compared to 33.9% and 33.0% for the comparable periods of 2014.  Income tax expense for the first quarter of 2014 was impacted by a $431,000 provision for state income tax due to a revaluation of the Company’s state deferred tax items.  During the first quarter of 2014, the Indiana legislature approved new tax rates for financial institutions.  The tax rate, currently 7.5%, is scheduled to drop to 6.5% for 2017.  The new legislation further reduces the rate to 4.9%, phased-in beginning in 2019.  The lowering of future rates reduces the benefit that will be provided by the Company’s existing net deferred tax asset items thereby requiring the non-cash income tax expense adjustment in 2014.

FINANCIAL CONDITION

Overview

Total assets of the Company were $3.666 billion as of September 30, 2015, an increase of $223.0 million, or 6.5%, when compared to $3.443 billion as of December 31, 2014.  Total loans increased by $210.0 million, or 7.6%, to $2.972 billion at September 30, 2015 from $2.762 billion at December 31, 2014.  Funding for the loan growth came from a $274.4 million increase in deposits offset by an $80.0 million decrease in short-term borrowings.

Uses of Funds

Total Cash and Cash Equivalents

Total cash and cash equivalents increased by $7.4 million, or 8.2%, to $98.1 million at September 30, 2015, from $90.6 million at December 31, 2014.

Investment Portfolio

The amortized cost and the fair value of securities as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury securities	$987	$1,021	$986	$1,004
Agency residential mortgage-backed securities	361,571	369,691	366,596	372,095
State and municipal securities	104,057	106,987	99,399	102,812
Total	$466,615	$477,699	$466,981	$475,911

At September 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity.

Purchases of securities available for sale totaled $70.2 million in the first nine months of 2015.  Paydowns from prepayments and scheduled payments of $48.2 million were received in the first nine months of 2015, and the amortization of premiums, net of the accretion of discounts, was $3.4 million.  Sales of securities totaled $7.8 million in the first nine months of 2015.  Maturities and calls of securities totaled $11.2 million in the first nine months of 2015.  No other-than-temporary impairment was recognized in the first nine months of 2015. The investment portfolio is managed to provide for an appropriate balance between, liquidity, credit risk and investment return and to limit the Company’s exposure to risk to an acceptable level.  The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds in the so called “Volcker Rule” of the Dobb-Frank Wall Street Reform and Consumer Protection Act.

Real Estate Mortgage Loans HFS

Real estate mortgage loans held-for-sale increased by $1.5 million, or 97.6%, to $3.1 million at September 30, 2015, from $1.6 million at December 31, 2014.  The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market.  The Company generally sells all of the mortgage loans it originates on the secondary market.  Proceeds from sales totaled $57.2 million in the first nine months of 2015 compared to $39.3 million in the first nine months of 2014.

Loan Portfolio

The loan portfolio by class as of September 30, 2015 and December 31, 2014 is summarized as follows:

					Current
	September 30,		December 31,		Period
(dollars in thousands)	2015		2014		Change
Commercial and industrial loans	$1,171,316	39.4%	$1,035,373	35.6%	$135,943
Commercial real estate and multi-family residential loans	1,096,814	36.9	1,026,059	38.9	70,755
Agri-business and agricultural loans	249,070	8.4	273,787	10.0	(24,717)
Other commercial loans	82,976	2.8	75,715	2.8	7,261
Consumer 1-4 family mortgage loans	322,949	10.9	302,129	10.9	20,820
Other consumer loans	49,169	1.7	49,541	1.8	(372)
Subtotal	2,972,294	100.0%	2,762,604	100.0%	209,690
Less: Allowance for loan losses	(44,694)		(46,262)		1,568
Net deferred loan fees	(14)		(284)		270
Loans, net	$2,927,586		$2,716,058		$211,528

Total loans, excluding real estate mortgage loans held for sale, increased by $209.7 million to $2.972 billion at September 30, 2015 from $2.763 billion at December 31, 2014.  The increase was concentrated in the commercial and commercial real estate categories and reflected the Company’s long standing strategic plan that is focused on expanding and growing the commercial lending business throughout our market areas.  The increase was partially offset by seasonal declines in agri-business loans.

The following table summarizes the Company’s non-performing assets as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
(dollars in thousands)	2015	2014
Nonaccrual loans including nonaccrual troubled debt restructured loans	$14,308	$13,577
Loans past due over 90 days and still accruing	0	130
Total nonperforming loans	$14,308	$13,707
Other real estate owned	231	284
Repossessions	0	9
Total nonperforming assets	$14,539	$14,000

Impaired loans including troubled debt restructurings	$22,660	$31,957

Nonperforming loans to total loans	0.48%	0.50%
Nonperforming assets to total assets	0.40%	0.41%

Performing troubled debt restructured loans	$7,605	$16,492
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	10,934	9,160
Total troubled debt restructured loans	$18,539	$25,652

Total nonperforming assets increased by $539,000, or 3.9%, to $14.5 million during the nine-month period ended September 30, 2015.  The increase in nonperforming assets primarily resulted from placing six commercial credits on nonaccrual status.  Offsetting the increase in nonperforming assets was the removal of two loans from nonaccrual status.

Net charge-offs totaled $122,000 in the third quarter of 2015, versus net recoveries of $782,000 during the third quarter of 2014 and net charge-offs of $861,000 during the second quarter of 2015.

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

Total impaired loans decreased by $9.3 million, or 29.1%, to $22.7 million at September 30, 2015 from $32.0 million at December 31, 2014.  The decrease in the impaired loans category was primarily due to the removal of a $5.8 million commercial loan from impaired status due to improved condition.  The loan was previously accounted for as a troubled debt restructuring.  Additional decreases in the impaired loans category were from payments received and charge-offs on several impaired commercial credits.

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

At September 30, 2015, the allowance for loan losses was 1.50% of total loans outstanding, versus 1.67% of total loans outstanding at December 31, 2014.  At September 30, 2015, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not continue to improve, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

As of September 30, 2015, on the basis of management’s review of the loan portfolio, the Company had 77 credits totaling $142.8 million on the classified loan list versus 92 credits totaling $155.6 million on December 31, 2014. As of September 30, 2015, the Company had $100.8 million of assets classified as Special Mention, $41.3 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $95.4 million, $58.5 million, $611,000 and $0, respectively at December 31, 2014.

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

The allowance for loan losses decreased 3.4%, or $1.6 million, from $46.3 million at December 31, 2014 to $44.7 million at September 30, 2015.  Pooled loan allocations decreased from $40.8 million at December 31, 2014 to $40.4 million at September 30, 2015, which was primarily due to management’s view of current credit quality and the current economic environment.  Impaired loan allocations decreased $1.1 million from $5.4 million at December 31, 2014 to $4.3 million at September 30, 2015 due primarily to a charge-off loan that was specifically reserved for prior to September 30, 2015, as well as decreases in the allocations of existing impaired loans and reductions to the impaired loans category.  The unallocated component of the allowance for loan losses was $3.4 million at September 30, 2015 and $3.3 million at December 31, 2014.  While general trends in the overall economy and credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions.

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

Sources of Funds

The following table summarizes deposits and borrowings as of September 30, 2015 and December 31, 2014:

			Current
	September 30,	December 31,	Period
(dollars in thousands)	2015	2014	Change
Non-interest bearing demand deposits	$630,789	$579,495	$51,294
Interest bearing demand, savings & money market accounts	1,460,261	1,423,035	37,226
Time deposits under $100,000	273,378	285,379	(12,001)
Time deposits of $100,000 or more	783,106	585,211	197,895
Total deposits	3,147,534	2,873,120	274,414
Short-term borrowings	80,414	160,407	(79,993)
Long-term borrowings	34	35	(1)
Subordinated debentures	30,928	30,928	0
Total borrowings	111,376	191,370	(79,994)
Total funding sources	$3,258,910	$3,064,490	$194,420

Deposits and Borrowings

Total deposits increased by $274.4 million, or 9.6%, from December 31, 2014.  The growth in deposits consisted of $283.0 million in core deposit growth and a decrease of $8.6 million in brokered deposits.  Core deposit growth was concentrated in public fund certificates of deposit of $100,000 or more, other time deposits of $100,000 or more and non-interest bearing demand deposits.   Total brokered deposits were $133.8 million at September 30, 2015 compared to $142.4 million at December 31, 2014.  Total public funds deposits, including public funds transaction accounts, were $930.2 million at September 30, 2015 compared to $758.2 at December 31, 2014.

Total borrowings decreased by $80.0 million, or 49.9%, from December 31, 2014.  Most of the decrease was from a decrease in short-term advances from the Federal Home Loan Bank of Indianapolis.  The Company used wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to fund part of its loan growth and to help maintain its desired interest rate risk position.

Capital

As of September 30, 2015, total stockholders’ equity was $386.6 million, an increase of $25.3 million, or 7.0%, from $361.3 million at December 31, 2014.  In addition to net income of $34.1 million, other significant changes in equity during the first nine months of 2015 included $11.6 million of dividends paid and $1.8 million in stock based compensation expense. The accumulated other comprehensive income component of equity increased $1.2 million during the nine months ended September 30, 2015, driven by changes in the fair values of available-for-sale securities.  The impact on equity by other comprehensive income is not included in regulatory capital.  The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks (the “Basel III rules”) became effective for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019.  As of September 30, 2015, the Company's capital levels remained characterized as "well-capitalized" under the new rules.  The actual capital amounts and ratios of the Company and the Bank as of September 30, 2015 and December 31, 2014, are presented in the table below.  Capital amounts and ratios for September 30, 2015 are calculated using the Basel III rules and capital amounts and ratios for December 31, 2014 are calculated using the Basel I rules:

					Minimum Required to
			Minimum Required		Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015:
Total Capital (to Risk
Weighted Assets)
Consolidated	$447,295	13.79%	$259,495	8.00%	$324,369	10.00%
Bank	$435,726	13.45%	$259,074	8.00%	$323,843	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$406,606	12.54%	$194,621	6.00%	$259,495	8.00%
Bank	$395,101	12.20%	$194,306	6.00%	$259,074	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$376,606	11.61%	$145,966	4.50%	$210,840	6.50%
Bank	$395,101	12.20%	$145,729	4.50%	$210,498	6.50%
Tier I Capital (to Average Assets)
Consolidated	$406,606	11.18%	$145,432	4.00%	$181,790	5.00%
Bank	$395,101	10.92%	$144,660	4.00%	$180,825	5.00%

As of December 31, 2014:
Total Capital (to Risk
Weighted Assets)
Consolidated	$418,827	14.36%	$233,286	8.00%	$291,607	10.00%
Bank	$403,454	13.87%	$232,787	8.00%	$290,984	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$382,254	13.11%	$116,643	4.00%	$174,964	6.00%
Bank	$366,958	12.61%	$116,394	4.00%	$174,591	6.00%
Common Equity Tier 1 (CET1)
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Bank	N/A	N/A	N/A	N/A	N/A	N/A
Tier I Capital (to Average Assets)
Consolidated	$382,254	11.22%	$136,265	4.00%	$170,332	5.00%
Bank	$366,958	10.84%	$135,420	4.00%	$169,276	5.00%

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, are detailed in the “Risk Factors” section included under Item 1A. of Part I of the Company’s Annual Report on Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

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

•	the failure of assumptions and estimates used in our reviews of our loan portfolio and our analysis of our capital position; and

•	cyber-security risks and or cyber-security damage that could result from attacks on networks or data of the Company.

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

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The Corporate Risk Committee of the Board of Directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in July 2015. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income but does not necessarily indicate the effect on future net interest income. The Company, through its Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the types of loans, investments, and deposits that currently fit the Company’s needs, as determined by its Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. The Company continually evaluates the assumptions used in the model.  The balance sheet structure is considered to be within acceptable risk levels.

Results for the base, falling 100 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, and rising 300 basis points interest rate scenarios are listed below based upon the Company’s rate sensitive assets and liabilities at September 30, 2015. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

		Falling	Rising	Rising	Rising	Rising
(dollars in thousands)	Base	(100 Basis Points)	25 Basis Points	50 Basis Points	100 Basis Points	300 Basis Points
Net interest income	$110,963	$108,517	$112,917	$114,906	$119,320	$137,157
Variance from Base		($2,446)	$1,954	$3,943	$8,357	$26,194
Percent of change from Base		-2.20%	1.76%	3.55%	7.53%	23.61%

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2015.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2015, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of September 30, 2015 with respect to shares of common stock repurchased by the Company during the quarter then ended:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

July 1-31	4,583	$42.66	0	$0
August 1-31	538	43.18	0	0
September 1-30	0	0	0	0

Total	5,121	$42.71	0	$0

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and September 30, 2014; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and September 30, 2014; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014; and (v) Notes to Unaudited Consolidated Financial Statements.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

September 30, 2015

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: November 9, 2015	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: November 9, 2015	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer

Date: November 9, 2015	/s/ Teresa A. Bartman
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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and September 30, 2014; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and September 30, 2014; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014; and (v) Notes to Unaudited Consolidated Financial Statements.