Form 10-K
period 2015-12-31
LAKELAND FINANCIAL CORP
filed 2016-03-03
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $676,297,945.

Number of shares of common stock outstanding at February 22, 2016: 16,696,834

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 12, 2016 are incorporated by reference into Part III hereof.

LAKELAND FINANCIAL CORPORATION
Annual Report on Form 10-K

PART I

ITEM 1. BUSINESS

The Company

Lakeland Financial Corporation (“Lakeland Financial”), an Indiana corporation incorporated in 1983, is a bank holding company headquartered in Warsaw, Indiana that provides, through its wholly-owned subsidiary Lake City Bank (the “Bank” and together with Lakeland Financial, the “Company”), a broad array of products and services throughout its Northern and Central Indiana markets. The Company offers commercial and consumer banking services, as well as trust and wealth management, brokerage, and treasury management commercial services. The Company serves a wide variety of industries including, among others, commercial real estate, manufacturing, agriculture, construction, retail, wholesale, finance and insurance, accommodation and food services and health care. The Company’s customer base is similarly diverse. The Company is not dependent upon any single industry or customer. At December 31, 2015, Lakeland Financial had consolidated total assets of $3.8 billion and was the fourth largest independent bank holding company headquartered in the State of Indiana.

Company’s Business. Lakeland Financial is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended. Lakeland Financial owns all of the outstanding stock of the Bank, a full-service commercial bank organized under Indiana law. Lakeland Financial conducts no business except that incident to its ownership of the outstanding stock of the Bank and the operation of the Bank. Although Lakeland Financial is a corporate entity, legally separate and distinct from its affiliates, bank holding companies such as Lakeland Financial are required to act as a source of financial strength for their subsidiary banks. The principal source of Lakeland Financial’s income is dividends from the Bank. There are certain regulatory restrictions on the extent to which subsidiary banks can pay dividends or otherwise supply funds to their holding companies. See the section captioned “Supervision and Regulation” below for further discussion of these matters. Lakeland Financial’s executive offices are located at 202 East Center Street, Warsaw, Indiana 46580, and its telephone number is (574) 267-6144.

Bank’s Business. The Bank was originally organized in 1872 and has continuously operated under the laws of the State of Indiana since its organization. As of December 31, 2015, the Bank had 47 offices in fourteen counties throughout Northern and Central Indiana. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s activities cover all phases of commercial banking, including deposit products, commercial and consumer lending, retail and merchant credit card services, corporate treasury management services, and wealth advisory, trust and brokerage services.

We operate branch offices in five geographical markets concentrated in Northern Indiana and four full service offices in Central Indiana in the Indianapolis market. We have divided our Northern Indiana markets into four distinct regions, the North Region, the South Region, the East Region and the West Region. Our most mature market, the South Region, includes Kosciusko County and portions of contiguous counties. Warsaw is this region’s primary city. The Bank entered the North Region in 1990, which includes portions of Elkhart and St. Joseph counties. This region includes the cities of Elkhart and South Bend. The Central Region includes portions of Elkhart County and contiguous counties and is anchored by the city of Goshen. The North and Central regions represent relatively older markets for us with nearly 25 years of business activity. We entered the East Region in 1999, which includes Allen and DeKalb counties. Fort Wayne represents the primary city in this market. We have experienced rapid commercial loan growth in this market over the past 15 years. We entered the Indianapolis market in 2006 with the opening of a loan production office in Hamilton County and opened a full service retail and commercial branch in late 2011. We opened a second office in the Indianapolis market in January 2014, a third in December 2014 and a fourth in December 2015.

The Bank’s business strategy is focused on building long-term relationships with its customers based on top quality service, high ethical standards and safe and sound lending. The Bank operates as a community-based financial services organization augmented by experienced, centralized support in select critical areas. The Bank’s local market orientation is reflected in its regional management, which divides the Bank’s market area into five distinct geographic regions each headed by a retail and commercial regional manager. This arrangement allows decision making to be as close to the customer as possible and enhances responsiveness to local banking needs. Despite this local market, community-based focus, the Bank offers many of the products and services available at much larger regional and national competitors. While our strategy encompasses all phases of traditional community banking, including consumer lending and wealth advisory and trust services, we focus on building expansive commercial relationships and developing retail and commercial deposit gathering strategies through relationship-based client services. Substantially all of the Bank’s assets and income are located in and derived from the United States. At December 31, 2015, the Company had 518 full-time equivalent employees. The Company is not a party to any collective bargaining agreements, and employee relations are considered good.

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

Expansion Strategy. Since 1990, the Company has expanded from 17 offices in four Indiana counties to 47 branches in fourteen Indiana counties primarily through de novo branching. During this period, the Company has grown its assets from $286 million to $3.8 billion, an increase of 1,217%. Mergers and acquisitions have not played a role in this growth as the Company’s expansion strategy has been driven by organic growth. The Company has opened five de novo branches in the past five years.

Over the past fifteen years, the Company has primarily targeted growth in the larger cities located in Northern Indiana and the Indianapolis market in Central Indiana. The Company believes these areas offer above average growth potential with attractive demographics and potential for commercial lending and deposit gathering opportunities. The Company considers expanding into a market when the Company believes that market would be receptive to its strategic plan to deliver broad-based financial services with a commitment to local communities. When entering new markets, the Company believes it is critical to attract experienced local management and staff with a similar philosophy in order to provide a basis for success. The Company previously announced plans to lease office space in downtown Fort Wayne upon completion of a major construction project currently underway. The Company does not currently have any definitive understandings or agreements for any acquisitions.

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

Forward-looking Statements

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “continue,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, are detailed in the “Risk Factors” section included under Item 1A. of Part I of this Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	the effects of future economic, business and market conditions and changes, both domestic and foreign;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;

•
the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities and other interest sensitive assets and liabilities;

•	changes in borrowers’ credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets;

•	the effects of disruption and volatility in capital markets on the value of our investment portfolio;

•	cyber-security risks and or cyber-security damage that could result from attacks on the Company’s or third party service providers networks or data of the Company;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	changes in technology or products that may be more difficult or costly, or less effective than anticipated;

•
the failure of assumptions and estimates used in our reviews of our loan portfolio, underlying the establishment of reserves for possible loan losses, our analysis of our capital position and other estimates;

•	changes in the scope and cost of FDIC insurance, the state of Indiana’s Public Deposit Insurance Fund and other coverages;

•	changes in accounting policies, rules and practices; and

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

Internet Website

The Company maintains an internet site at www.lakecitybank.com. The Company makes available free of charge in the Investor Relations section on this site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other statements and reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”). All such documents filed with the SEC are also available for free on the SEC’s website (www.sec.gov). The Company’s Articles of Incorporation, Bylaws, Code of Conduct and the charters of its various committees of the Board of Directors are also available on the website.

SUPERVISION AND REGULATION

General

FDIC-insured institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Indiana Department of Financial Institutions (the “DFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the Bureau of Consumer Financial Protection (the “CFPB”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results, and the nature and extent of future legislative, regulatory or other changes affecting banking organizations are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company may make, reserve requirements, capital levels relative to its assets, the nature and amount of collateral for loans, the establishment of branches, the Company’s ability to merge, consolidate and acquire, dealings with its insiders and affiliates and its payment of dividends. In the last several years, the Company has experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and the reforms have caused the Company’s compliance and risk management processes, and the costs thereof, to increase.

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

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the continuing regulatory emphasis on the Company’s capital levels.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.  Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. These standards represent regulatory capital requirements that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” were restricted to those capital instruments that are considered to be Tier 1 Capital for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15 billion, it is able to maintain its trust preferred proceeds as Tier 1 Capital but it has to comply with new capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.

The capital standards for the Company and the Bank changed on January 1, 2015 to add the requirements of Basel III, discussed below. The minimum capital standards effective prior to and including December 31, 2014 are:

•
A leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted average quarterly assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•	A risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4%.

For these purposes, “Tier 1 Capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total Capital consists primarily of Tier 1 Capital plus “Tier 2 Capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and the Bank’s allowance for loan losses, subject to a limitation of 1.25% of risk-weighted assets. Further, risk-weighted assets for the purpose of the risk-weighted ratio calculations are balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 100% are applied.

The Basel International Capital Accords. The risk-based capital guidelines described above are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis. Because of Dodd-Frank Act requirements, Basel III essentially layers a new set of capital standards on the previously existing Basel I standards.

The Basel III Rule. In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion).

The Basel III Rule not only increased most of the required minimum capital ratios effective January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also expanded the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that qualified as Tier 1 Capital do not qualify, or their qualifications will change. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule requires minimum capital ratios beginning January 1, 2015, as follows:

•	A new ratio of minimum Common Equity Tier 1 equal to 4.5% of risk-weighted assets;

•	An increase in the minimum required amount of Tier 1 Capital to 6% of risk-weighted assets;

•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

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

Not only did the capital requirements change but the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios changed as well. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.

Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015. However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules discussed below. The phase-in periods commence on January 1, 2016 and extend until 2019.

Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks and bank holding companies to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the FDIC and Federal Reserve, in order to be well-capitalized, a banking organization must maintain:

•	A new Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;

•	A minimum ratio of Tier 1 Capital to total risk-weighted assets of 8% (6% under Basel I);

•	A minimum ratio of Total Capital to total risk-weighted assets of 10% (the same as Basel I); and

•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2015: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital and (ii) the Bank was well-capitalized, as defined by Federal Reserve regulations. As of December 31, 2015, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

Prompt Corrective Action. An FDIC-insured institution’s capital plays an important role in connection with regulatory enforcement as well.  Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Regulation and Supervision of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company is legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where it might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of its operations and such additional information regarding the Company and the Bank as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.  Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions.  For a discussion of the capital requirements, see “—Regulatory Emphasis on Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Company elected to, and continues to operate as, a financial holding company. Maintaining financial holding company status requires that the Bank remain “well-capitalized” and “well-managed” as defined by regulation and maintain at least a “satisfactory” rating under the Community Reinvestment Act. In addition, under the Dodd-Frank Act, the Company must also remain well-capitalized and well-managed to maintain its financial holding company status. If the Company or the Bank fails to continue to meet these requirements, the Company could be subject to restrictions on new activities and acquisitions and/or be required to cease and possibly divest of operations that conduct existing activities that are not permissible for a bank holding company that is not a financial holding company.

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

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as affected by the Dodd-Frank Act and Basel III.  For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

Dividend Payments. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  As an Indiana corporation, the Company is subject to the limitations of Indiana General Business Corporations Law, which prohibit the Company from paying dividends if the Company is, or by payment of the dividend would become, insolvent, or if the payment of dividends would render the Company unable to pay its debts as they become due in the usual course of business. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—Regulatory Emphasis on Capital” above.

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies.  The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Regulation and Supervision of the Bank

General. The Bank is an Indiana-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations. The Bank is also a member of the Federal Reserve System (a “member bank”). As an Indiana-chartered FDIC-insured member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFI, the chartering authority for Indiana banks, the Federal Reserve, as the primary federal regulator of member banks, and the FDIC, as administrator of the DIF.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  For deposit insurance assessment purposes, an FDIC-insured institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 2.5 basis points to 45 basis points. The assessment base is calculated using average consolidated total assets minus average tangible equity. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease the assessment rates, following notice and comment on proposed rulemaking.

Amendments to the Federal Deposit Insurance Act revised the assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated to be its average consolidated total assets less its average tangible equity. This change shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds. In lieu of dividends, the FDIC has adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15%, 2%, and 2.5%. As a consequence, premiums will decrease once the 1.15% threshold is exceeded. The FDIC has until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act permanently established the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor.

FICO Assessments. In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments.  FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2015 was 0.60 basis points (60 cents per $100 dollars of assessable deposits).

Supervisory Assessments. All Indiana banks are required to pay supervisory assessments to the DFI to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2015, the Bank paid supervisory assessments to the DFI totaling approximately $236,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet  liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, certain elements are expected to filter down to all FDIC-insured institutions.

Stress Testing. A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis. In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators and began recommending portfolio stress testing as a sound risk management practice for community banks.  While stress tests are not officially required for banks with less than $10 billion in assets, they have become part of annual regulatory exams even for banks small enough to be officially exempted from the process. The Federal Reserve now recommends stress testing as means to identify and quantify loan portfolio risk and the Bank has begun the process.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Indiana law prohibits the Bank from paying dividends in an amount greater than its undivided profits. The Bank is required to obtain the approval of the DFI for the payment of any dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the Bank’s net income for the year-to-date combined with its retained net income for the previous two years. Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. The Federal Reserve Act also imposes limitations on the amount of dividends that may be paid by state member banks, such as the Bank. Without Federal Reserve approval, a state member bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s calendar year-to-date net income plus the bank’s retained net income for the two preceding calendar years.  In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—Regulatory Emphasis on Capital” above.

State Bank Investments and Activities. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Indiana law. However, under federal law, FDIC-insured institutions are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount that are not permissible for a national bank. Federal law also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank.  The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that FDIC-insured institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2016: the first $15.2 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $15.2 million to $110.2 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $110.2 million, the reserve requirement is 3% up to $110.2 million plus 10% of the aggregate amount of total transaction accounts in excess of $110.2 million.  These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. Based on the Bank’s loan portfolio as of December 31, 2015, the Bank does not exceed these guidelines.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including all FDIC-insured institutions, in an effort to strongly encourage lenders to verify a borrower’s “ability to repay,” while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. The Company does not currently expect the CFPB’s rules to have a significant impact on its operations, except for higher compliance costs.

ITEM 1A. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

A downturn in the general economic or business conditions, where our business is concentrated, could have an adverse effect on our business, results of operations and financial condition.

Our success depends upon the business activity, population, income levels, deposits and real estate activity in our markets in northern and central Indiana. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. A severe economic downturn began in late 2007 that had broad based impact throughout the United States on the national economy. During the downturn, certain areas of our geographical markets experienced notably worse economic conditions than those suffered by the country at-large. Weak economic conditions were characterized by, among other indicators, deflation, unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of those factors are generally detrimental to our business. While conditions have stabilized and there have been indications of economic growth both nationally and within our geographic area, a subsequent downturn continues to represent a risk to our business.

As reported for December 2015, the 14 counties in which we operate had unemployment rates between 3.1% and 5.3%, which represent a considerable improvement from prior years. If the overall economic climate in the United States, generally, and our market areas, specifically, fails to remain stable, our financial condition and the results of operations could be affected, including the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Additionally, we could experience a lack of demand for our products and services, an increase in loan delinquencies and defaults and high or increased levels of problem assets and foreclosures. Moreover, because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

At December 31, 2015, our allowance for loan losses as a percentage of total loans was 1.42% and as a percentage of total nonperforming loans was 334%. Because of the nature of our loan portfolio and our concentration in commercial and industrial loans, which tend to be larger loans, the movement of a small number of loans to nonperforming status can have a significant impact on these ratios. Although management believes that the allowance for loan losses is adequate to absorb probable losses on any existing loans, we cannot predict loan losses with certainty and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, results of operations and financial condition.

Commercial and industrial and agri-business loans make up a significant portion of our loan portfolio.

Commercial and industrial and agri-business loans were $1.486 billion, or approximately 48.2% of our total loan portfolio, as of December 31, 2015. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the borrower involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the general economy. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Whenever possible, we require a personal guarantee on commercial loans. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could adversely affect our business, results of operations and growth prospects.

Our loan portfolio includes commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate loans were $1.130 billion, or approximately 36.7% of our total loan portfolio, as of December 31, 2015. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

At December 31, 2015, consumer loans totaled $49.1 million, or 1.6% of our total loan and lease portfolio. Consumer loans typically have shorter terms and lower balances with higher yields as compared to commercial loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

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

Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. When interest rates rise, the rate of interest we pay on our liabilities may rise more quickly than the rate of interest that we receive on our interest-bearing assets, which may cause our profits to decrease. The impact on earnings is more adverse when the slope of the yield curve flattens, i.e. when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates.

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

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, which adversely affects our net income and returns on assets and equity, increases our loan administration costs and adversely affects our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then fair market value, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and our regulatory capital requirements may increase in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income and provision expense may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

Liquidity risks could affect operations and jeopardize our business, results of operations and financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial, negative effect on our liquidity. Our primary sources of funds consist of deposits, cash from operations and investment maturities and sales. Additional liquidity is provided by brokered deposits, Certificate of Deposit Account Registry Service (“CDARS”) deposits, repurchase agreements as well as our ability to borrow from the Federal Reserve and the Federal Home Loan Bank (the “FHLB”). Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. In addition, increased competition with the largest banks for retail deposits due to the higher liquidity requirements these banks are now subject to may impact our ability to raise funds through deposits and could have a negative effect on our liquidity.

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

Approximately 28% of our deposits are concentrated in public funds from a small number of municipalities and government agencies. A shift in funding away from public fund deposits would likely increase our cost of funds, as the alternate funding sources, such as brokered certificates of deposit, are higher-cost, less favorable deposits. The inability to maintain these public funds on deposit could result in a material adverse effect on the Bank’s liquidity and could materially impact our ability to grow and remain profitable.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance and capital.

We maintain an investment portfolio that includes, but is not limited to, mortgage-backed securities and municipal securities. The market value of investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. On a monthly basis, we evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

We may experience difficulties in managing our growth, and our growth strategy involves risks that may negatively impact our net income.

In addition to our continuing expansion in Indianapolis and larger cities in Northern Indiana, we may expand into additional communities or attempt to strengthen our position in our current markets through opportunistic acquisitions of all or part of other financial institutions, including FDIC-assisted transactions, or by opening new branches. To the extent that we undertake acquisitions or new branch openings, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our management’s time and attention and general disruption to our business.

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

Our accounting policies and methods are the basis for how we prepare our consolidated financial statements and how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

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

The Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. We face significant capital and other regulatory requirements as a financial institution, which were heightened with the implementation of the Basel III rule on January 1, 2015 and the phase-in of capital conservation buffer requirement beginning January 1, 2016. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

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

The Company relies heavily on internal and outsourced technologies, communications, and information systems to conduct its business. Additionally, in the normal course of business, the Company collects, processes and retains sensitive and confidential information regarding our customers. As the Company’s reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in the Company’s customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of a cyber-attacks (such as unauthorized access to the Company’s systems). These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites. The Company is not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. In addition, it is possible that we may not be able to detect security breaches on a timely basis, or at all, which could increase the costs and risks associated with any such breach.

The Company also faces risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding the Company’s customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and its processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that the Company does not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact the Company through no fault of its own, and in some cases it may have exposure and suffer losses for breaches or attacks relating to them. In addition, the Company offers its customers protection against fraud and certain losses for unauthorized use of debit cards in order to stay competitive with other financial institutions. Offering such protection exposes the Company to losses that could adversely affect its business, financial condition and results of operations. Further cyber-attacks or other breaches in the future, whether affecting the Company or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on the Company’s business. To the extent we are involved in any future cyber-attacks or other breaches, the Company’s reputation could be affected, which could also have a material adverse effect on the Company’s business, financial condition or results of operations.

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

ITEM 2. PROPERTIES

The Company is headquartered in the main office building of the Bank at 202 E. Center Street, Warsaw, Indiana. The Company operates in 54 locations, 49 of which are owned by the Bank and five of which are leased from third parties. In addition, the Company leases the real estate for four of its freestanding ATMs.

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

	2015			2014
			Cash			Cash
	High*	Low*	Dividend	High*	Low*	Dividend
Fourth quarter	$49.49	$43.38	$0.245	$44.15	$36.98	$0.210
Third quarter	$45.40	$39.01	$0.245	$39.93	$35.50	$0.210
Second quarter	$44.27	$38.71	$0.245	$41.26	$34.96	$0.210
First quarter	$43.83	$37.42	$0.210	$41.46	$35.31	$0.190

*  The trading ranges are the high and low prices as obtained from The Nasdaq Stock Market.

The common stock of the Company was first quoted on The Nasdaq Stock Market under the symbol LKFN in August 1997. Currently, the Company’s common stock is listed for trading on the Nasdaq Global Select Market under the symbol “LKFN”. On December 31, 2015, the Company had approximately 333 stockholders of record and estimates that it has approximately 2,000 stockholders in total.

The Company paid dividends on its common stock as set forth in the table above. The Company’s ability to pay dividends to stockholders is largely dependent upon the dividends it receives from the Bank, and the Bank is subject to regulatory limitations on the amount of cash dividends it may pay.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2015 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available
	Number of securities to be	Weighted-average	for future issuance
	issued upon exercise of	exercise price of	under equity
Plan category	outstanding options	outstanding options	compensation plans
Equity compensation plans
approved by security
holders(1)(2)(3)	32,000	$24.05	134,956

Equity compensation plans
not approved by security
holders	0	0.00	0
Total	32,000	$24.05	134,956
(1)  Lakeland Financial Corporation 1997 Share Incentive Plan adopted on April 14, 1998 by the Board of Directors.
(2)  Lakeland Financial Corporation 2008 Equity Incentive Plan adopted on May 14, 2008 by the Board of Directors.
(3)  Lakeland Financial Corporation 2013 Equity Incentive Plan adopted on April 9, 2013 by the Board of Directors.

STOCK PRICE PERFORMANCE GRAPH

The graph below compares the cumulative total return of the Company, the Nasdaq Market Index, and the NASDAQ Bank Index.

INDEX	2010	2011	2012	2013	2014	2015
Lakeland Financial Corporation	$100.00	$123.88	$127.82	$196.59	$223.98	$245.61
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
NASDAQ Bank Index	100.00	89.50	106.23	150.55	157.95	171.92

The above returns assume $100 invested on December 31, 2010 and dividends were reinvested.

The following table provides information about purchases by the Company and its affiliates during the quarter ended December 31, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

10/01/15-10/31/15	0	$0.00	0	$0.00
11/01/15-11/30/15	495	46.85	0	0.00
12/01/15-12/31/15	0	0.00	0	0.00

Total	495	$46.85	0	$0.00

The shares purchased during the quarter were credited to the deferred share accounts of nine nonemployee directors under the Company’s directors’ deferred compensation plan.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands except share and per share data)	2015	2014	2013	2012	2011
Ending period balances
Assets	$3,766,286	$3,443,284	$3,175,764	$3,064,144	$2,889,688
Deposits	3,183,421	2,873,120	2,546,068	2,581,756	2,412,696
Loans	3,080,929	2,762,320	2,535,098	2,257,520	2,233,709
Allowance for loan losses	43,610	46,262	48,797	51,445	53,400
Total equity	392,901	361,385	321,964	297,828	273,289
Average balances
Total assets	$3,597,190	$3,318,271	$3,009,738	$2,976,239	$2,792,770
Earning assets	3,376,060	3,137,082	2,833,505	2,720,783	2,642,158
Investments	476,153	475,068	474,711	477,010	447,620
Loans	2,885,568	2,650,678	2,343,422	2,216,131	2,148,046
Total deposits	3,088,598	2,797,929	2,505,341	2,505,195	2,325,964
Interest bearing deposits	2,478,674	2,299,578	2,087,870	2,151,094	2,015,440
Interest bearing liabilities	2,589,915	2,461,352	2,265,303	2,316,375	2,206,714
Total equity	378,106	343,135	310,627	287,866	260,335
Income statement data
Net interest income	$105,927	$102,303	$90,439	$87,671	$92,080
Net interest income-fully tax equivalent	107,902	104,232	92,235	89,277	93,664
Provision for loan loss	0	0	0	2,549	13,800
Non-interest income	31,479	30,053	30,737	25,196	22,205
Non-interest expense	68,206	66,166	62,778	57,742	55,105
Net income	46,367	43,805	38,839	35,394	30,662
Per share data
Basic net income per common share	$2.79	$2.65	$2.36	$2.17	$1.89
Diluted net income per common share	2.75	2.61	2.33	2.15	1.88
Cash dividends declared per common share	0.95	0.82	0.57	0.84	0.62
Dividend payout	34.36%	31.42%	24.46%	38.84%	32.98%
Book value per common share	23.60	21.83	19.54	18.18	16.85
Basic weighted average common shares outstanding	16,617,569	16,535,530	16,436,131	16,323,870	16,204,952
Diluted weighted average common shares outstanding	16,830,379	16,781,455	16,634,338	16,482,937	16,324,644
Key ratios
Return on average assets	1.29%	1.32%	1.29%	1.19%	1.10%
Return on average total equity	12.26%	12.77%	12.50%	12.30%	11.78%
Equity to average assets	10.51%	10.34%	10.32%	9.67%	9.32%
Net interest margin	3.20%	3.32%	3.26%	3.28%	3.54%
Efficiency	49.64%	49.99%	51.81%	51.16%	48.22%
Asset Quality
Net charge offs to average loans	0.09%	0.10%	0.11%	0.20%	0.25%
Loan loss reserve to total loans	1.42%	1.67%	1.92%	2.28%	2.39%
Loan loss reserve to nonperforming loans	334.04%	337.51%	203.79%	166.60%	135.27%
Nonperforming assets to total loans	0.43%	0.51%	0.96%	1.40%	1.86%
Other Data
Full-time equivalent employees	518	496	497	493	482
Offices	47	46	45	45	44

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income in 2015 was $46.4 million, up 5.9% from $43.8 million in 2014 and up from $38.8 million in 2013. Diluted net income per common share was $2.75 in 2015, $2.61 in 2014 and $2.33 in 2013. Return on average total assets was 1.29% in 2015 compared to 1.32% in 2014 and 1.29% in 2013. Return on average common shareholders’ equity was 12.26% in 2015 versus 12.77% in 2014 and 12.50% in 2013. The dividend payout ratio with respect to diluted earnings per share was 34.36% in 2015, 31.42% in 2014 and 24.46% in 2013. The equity to average assets ratio was 10.51% in 2015 compared to 10.34% in 2014 and 10.32% in 2013.

Net income in 2015 was positively impacted by a $3.6 million increase in net interest income and a $1.4 million increase in noninterest income.  Offsetting this positive impact was a $2.0 million increase in noninterest expense. Net income in 2014, as compared to 2013 was positively impacted by an $11.9 million increase in net interest income. Offsetting this positive impact was a $3.4 million increase in noninterest expense and a $684,000 decrease in noninterest income.

Total assets were $3.766 billion as of December 31, 2015 versus $3.443 billion as of December 31, 2014, an increase of $323.0 million or 9.4%. This increase was primarily due to a $318.6 million increase in total loans.

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

RESULTS OF OPERATIONS

Overview

Selected income statement information for the years ended December 31, 2015, 2014 and 2013 is presented in the following table.

(dollars in thousands)	2015	2014	2013
Income Statement Summary:
Net interest income	$105,927	$102,303	$90,439
Provision for loan losses	0	0	0
Noninterest income	31,479	30,053	30,737
Noninterest expense	68,206	66,166	62,778
Other Data:
Efficiency ratio (1)	49.64%	49.99%	51.81%
Dilutive EPS	$2.75	$2.61	$2.33
Tangible capital ratio	10.36%	10.41%	10.05%
Net charge-offs to average loans	0.09%	0.10%	0.11%
Net interest margin	3.20%	3.32%	3.26%
Noninterest income to total revenue	22.91%	22.71%	25.37%

(1)	Noninterest expense/Net interest income plus Noninterest income

Net Income

Net income was $46.4 million in 2015, an increase of $2.6 million, or 5.9%, versus net income of $43.8 million in 2014. Net interest income increased $3.6 million, or 3.5%, to $105.9 million versus $102.3 million in 2014. Net interest income increased primarily due to a 7.6% increase in average earning assets, driven by an increase of 8.9% in the commercial loan portfolio, which reflects our continuing strategic focus on commercial lending. The net interest margin decreased to 3.20% in 2015 versus 3.32% in 2014. The lower margin resulted from the continued low interest rate environment as well as competitive factors in the Company’s markets including more aggressive pricing of new loan opportunities and renewed loans.

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

THREE YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS

	2015			2014			2013
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$2,872,937	$110,097	3.83%	$2,638,507	$105,317	3.99%	$2,334,857	$98,757	4.23%
Tax exempt (1)	12,631	692	5.48	12,171	705	5.79	8,565	609	7.11
Investments: (1)
Available for sale	476,153	13,666	2.87	475,068	13,151	2.77	474,711	10,111	2.13
Short-term investments	5,229	4	0.08	5,253	11	0.21	6,515	5	0.08
Interest bearing deposits	9,110	55	0.60	6,083	33	0.54	8,857	50	0.56
Total earning assets	$3,376,060	$124,514	3.69%	$3,137,082	$119,217	3.80%	$2,833,505	$109,532	3.87%
Less: Allowance for loan losses	(45,256)			(46,831)			(50,651)
Nonearning Assets
Cash and due from banks	108,021			75,158			79,014
Premises and equipment	43,510			40,241			36,544
Other nonearning assets	114,855			112,621			111,326
Total assets	$3,597,190			$3,318,271			$3,009,738

Interest Bearing Liabilities
Savings deposits	$233,361	$457	0.20%	$233,657	$507	0.22%	$229,440	$634	0.28%
Interest bearing checking accounts	1,232,101	4,769	0.39	1,169,338	4,660	0.40	1,028,224	5,287	0.51
Time deposits:
In denominations under $100,000	279,604	3,321	1.19	280,819	3,205	1.14	327,736	4,574	1.40
In denominations over $100,000	733,608	6,868	0.94	615,764	5,196	0.84	502,470	5,250	1.04
Miscellaneous short-term borrowings	80,279	188	0.23	130,811	388	0.30	145,030	490	0.34
Long-term borrowings and
subordinated debentures (4)	30,962	1,009	3.26	30,963	1,029	3.32	32,403	1,062	3.28
Total interest bearing liabilities	$2,589,915	$16,612	0.64%	$2,461,352	$14,985	0.61%	$2,265,303	$17,297	0.76%
Noninterest Bearing Liabilities
Demand deposits	609,924			498,351			417,471
Other liabilities	19,245			15,433			16,337
Stockholders' Equity	378,106			343,135			310,627
Total liabilities and stockholders' equity	$3,597,190			$3,318,271			$3,009,738

Interest Margin Recap
Interest income/average earning assets		124,514	3.69		119,217	3.80		109,532	3.87
Interest expense/average earning assets		16,612	0.49		14,985	0.48		17,297	0.61
Net interest income and margin		$107,902	3.20%		$104,232	3.32%		$92,235	3.26%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2015, 2014 and 2013. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the years ended December 31, 2015, 2014 and 2013, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.
(4)	Long-term borrowings and subordinated debentures interest expense was reduced by interest capitalized on construction in process for 2015, 2014 and 2013.

The following table shows fluctuations in net interest income attributable to changes in the average balances of assets and liabilities and the yields earned or rates paid for the years ended December 31.

NET INTEREST INCOME – RATE/VOLUME ANALYSIS (fully tax equivalent basis, dollars in thousands)

	2015 Over (Under) 2014 (1)			2014 Over (Under) 2013 (1)
	Attributable to		Total	Attributable to		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Income (2)
Loans:
Taxable	$9,100	$(4,320)	$4,780	$12,339	$(5,779)	$6,560
Tax exempt	26	(39)	(13)	223	(127)	96
Investments:
Available for sale	30	485	515	8	3,032	3,040
Short-term investments	0	(7)	(7)	(1)	7	6
Interest bearing deposits	18	4	22	(15)	(2)	(17)
Total interest income	9,174	(3,877)	5,297	12,554	(2,869)	9,685

Interest Expense
Savings deposits	(1)	(49)	(50)	11	(138)	(127)
Interest bearing checking accounts	245	(136)	109	664	(1,291)	(627)
Time deposits:
In denominations under $100,000	(14)	130	116	(602)	(767)	(1,369)
In denominations over $100,000	1,064	608	1,672	1,061	(1,115)	(54)
Miscellaneous short-term borrowings	(129)	(71)	(200)	(45)	(57)	(102)
Long-term borrowings and
subordinated debentures	0	(20)	(20)	(48)	15	(33)
Total interest expense	1,165	462	1,627	1,041	(3,353)	(2,312)
Net Interest Income	$8,009	$(4,339)	$3,670	$11,513	$484	$11,997

(1)
The earning assets and interest bearing liabilities used to calculate interest differentials are based on average daily balances for 2015, 2014 and 2013. The changes in volume represent "changes in volume times the old rate". The changes in rate represent "changes in rate times the old volume". The changes in rate/volume were also calculated by "change in rate times change in volume" and allocated consistently based upon the relative absolute values of the changes in volume and changes in rate.

(2)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2015, 2014 and 2013. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the TEFRA adjustment applicable to nondeductible interest expense.

Growth in the commercial loan portfolio accounted for most of the growth in loans, as well as total earning assets, during both 2015 and 2014 and positively impacted total interest income. Management believes that the growth in the loan portfolio will likely continue in a measured, but prudent, fashion as a result of our continued strategic focus on commercial and industrial lending, as well as commercial real estate lending, and in conjunction with the general expansion and penetration of the geographical markets the Company serves, including our ongoing expansion in the Indianapolis market. Growth in loans of $234.9 million was funded through an increase in interest bearing deposits. Interest bearing deposit accounts represented primarily by public funds increased $179.4 million. In addition demand deposits increased $111.6 million in 2015.

The decreases in the Company’s yields on average earning assets resulted from decreases in market rates overall, including declines in loan portfolio yields during 2015 and 2014. Yields on commercial loans declined in 2015, as a result of competitive pressures and the overall low interest rate environment in the markets the Company serves. These declines were impacted by management’s continued focus on growing the commercial portfolio in a prudent and responsible manner while having to consider more aggressive pricing on new loan opportunities, as well as by the scheduled amortization and repricing of existing fixed rate commercial loans. Cost of funds was generally stable during 2015.

Provision for Loan Losses

Despite increases in the size of the overall loan portfolio, no provision for loan loss expense was recorded in 2015, 2014 or 2013, resulting in an allowance for loan losses at December 31, 2015 of $43.6 million, which represented 1.42% of the loan portfolio, versus an allowance for loan losses of $46.3 million at the end of 2014, which represented 1.67% of the loan portfolio. The allowance for loan losses was $48.8 million at the end of 2013, which represented 1.92% of the loan portfolio.  The lack of a provision in 2015, 2014 and 2013 was attributable to a number of factors but was primarily a result of improvement in key loan quality metrics, including a decrease in net charge-offs, strong reserve coverage of nonperforming loans, a decrease in historical loss percentages, stabilization in economic conditions in the Company’s markets and general signs of improvement in borrower performance and future prospects. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

The following table presents changes in the components of noninterest income for the years ended December 31.

				% Change From
				Prior Year
(dollars in thousands)	2015	2014	2013	2015	2014
Wealth advisory fees	$4,531	$4,072	$3,847	11.3%	5.8%
Investment brokerage fees	1,507	3,370	4,736	-55.3%	-28.8%
Service charges on deposit accounts	10,608	9,495	8,806	11.7%	7.8%
Loan, insurance and service fees	7,460	6,799	6,404	9.7%	6.2%
Merchant card fee income	1,843	1,549	1,265	19.0%	22.5%
Bank owned life insurance	1,338	1,393	1,653	-3.9%	-15.7%
Other income	2,974	2,978	2,488	-0.1%	19.7%
Mortgage banking income	1,176	621	1,431	89.4%	-56.6%
Net securities gains (losses)	42	(224)	107	-118.8%	-309.3%
Total noninterest income	$31,479	$30,053	$30,737	4.7%	-2.2%
Noninterest income to total revenue	22.9%	22.7%	25.4%

Noninterest income was $31.5 million in 2015 versus $30.1 million in 2014, an increase of $1.4 million, or 4.7%. The increase was primarily driven by a $1.1 million increase in service charges on deposit accounts driven by higher service charges on business accounts.  In addition, loan, insurance and service fees increased due to increased fees resulting from higher loan volumes.  Mortgage banking income increased due to higher volumes driven by the continued low interest rate environment.  Noninterest income was negatively impacted by a $1.9 million decrease in investment brokerage fees due to lower production volumes as well as changes to the product mix designed to provide a more consistent revenue stream.

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

Noninterest Expense

The following table presents changes in the components of noninterest expense for the years ended December 31.

				% Change From
				Prior Year
(dollars in thousands)	2015	2014	2013	2015	2014
Salaries and employee benefits	$38,923	$38,648	$37,176	0.7%	4.0%
Net occupancy expense	3,820	3,776	3,376	1.2%	11.8%
Equipment costs	3,598	3,231	2,831	11.4%	14.1%
Data processing fees and supplies	7,592	6,171	5,635	23.0%	9.5%
Corporate and business development	3,173	3,073	2,734	3.3%	12.4%
FDIC insurance and other regulatory fees	2,044	1,936	1,855	5.6%	4.4%
Professional fees	2,794	2,990	3,171	-6.6%	-5.7%
Other expense	6,262	6,341	6,000	-1.2%	5.7%
Total noninterest expense	$68,206	$66,166	$62,778	3.1%	5.4%

Noninterest expense was $68.2 million in 2015 versus $66.2 million in 2014, an increase of $2.0 million, or 3.1%. Data processing fees increased by $1.4 million, primarily due to increased technology and software related expenditures with the Company’s core processor which are volume and product driven and represent digital solutions and forward technology for clients. Equipment costs increased due to higher depreciation expense related to branch upgrades and expansion.  Salaries and employee benefits increased primarily due to staff additions, higher health insurance costs and higher pension plan costs.

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

Income Taxes

The Company recognized income tax expense in 2015 of $22.8 million, compared to $22.4 million in 2014, and $19.6 million in 2013. The effective tax rate in 2015 was 33.0% compared to 33.8% in 2014, and 33.5% in 2013. The effective tax rate was lower in 2015 compared to 2014 and 2013 due to additional provisions for income taxes related to a revaluation of the Company’s state deferred tax items made during 2014 and 2013.  For a detailed analysis of the Company’s income taxes see Note 13 of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

Overview

Total assets of the Company were $3.766 billion as of December 31, 2015, an increase of $323.0 million, or 9.4%, when compared to $3.443 billion as of December 31, 2014. Total loans increased by $318.6 million, or 11.5%, to $3.081 billion at December 31, 2015 from $2.762 billion at December 31, 2014. Funding for the loan growth came from a $310.3 million increase in total deposits in 2015 offset by a $20.8 million decrease in short-term borrowings.

Uses of Funds

Investment Portfolio

The amortized cost and the fair value of securities as of December 31, 2015, 2014 and 2013 were as follows:

	2015		2014		2013
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(fully tax equivalent basis dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Treasury securities	$988	$1,003	$986	$1,004	$1,001	$1,017
U.S. government sponsored agencies	7,178	7,120	0	0	0	0
Agency residential mortgage-backed securities	357,984	360,672	366,596	372,095	374,611	371,977
State and municipal securities	105,753	109,276	99,399	102,812	95,388	95,973

Total debt securities available for sale	$471,903	$478,071	$466,981	$475,911	$471,000	$468,967

        At year-end 2015, 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity. See Note 2 for more information on these investments.

Purchases of securities available for sale totaled $91.8 million in 2015, $73.4 million in 2014 and $167.5 million in 2013. Securities sales totaled $7.8 million in 2015, $13.8 million in 2014 and $30.0 million in 2013. Paydowns from prepayments and scheduled payments of $61.6 million, $55.9 million and $104.6 million were received in 2015, 2014 and 2013, and the amortization of premiums, net of the accretion of discounts, was $4.5 million, $5.4 million and $8.9 million, respectively. Maturities and calls of securities totaled $13.1 million, $2.1 million and $8.0 million in 2015, 2014 and 2013, respectively.  No other-than-temporary impairment was recognized in 2015, 2014 or 2013. Purchases of securities were lower in 2014 compared to 2015 and 2013 due to the decrease in prepayments and other scheduled payments resulting in less cash flow for reinvestment. Sales of securities were higher in 2013 than 2015 and 2014 due to the strategic realignment of the investment portfolio which involved selling the four remaining non-agency residential mortgage-backed securities in the Company’s portfolio. During the third quarter of 2013, the Company sold the four remaining non-agency mortgage-backed securities. The securities sold had a book value of $3.8 million and a fair value of $3.9 million. The investment portfolio is managed to provide for an appropriate balance between liquidity, credit risk and investment return and to limit the Company’s exposure to risk to an acceptable level.

The weighted average yields and maturity distribution for the securities portfolio at December 31, 2015, were as follows:

	Within		After One		After five Years		Over Ten
	One Year		Within five Years		Within Ten years		Years
	Fair		Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield
(fully tax equivalent basis, dollars in thousands)
U.S. Treasury securities	$0	0.00%	$0	0.00%	$1,003	2.23%	$0	0.00%
U.S. government sponsor agency	0	0.00%	0	0.00%	3,225	2.36%	3,895	2.28%
Agency residential mortgage-backed securities	1	3.82%	30,470	2.04%	128,983	2.03%	201,218	2.54%
State and municipal securities	2,020	4.16%	22,411	3.21%	47,529	3.21%	37,316	3.16%
Total Securities	$2,021	4.16%	$52,881	2.54%	$180,740	2.35%	$242,429	2.63%

        The company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds in the Volcker Rule.

Real Estate Mortgage Loans HFS

Real estate mortgages held for sale increased by $1.7 million to $3.3 million at December 31, 2015 from $1.6 million at December 31, 2014. This asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market. The Company generally sells almost all of the mortgage loans it originates on the secondary market. Proceeds from sales totaled $68.6 million in 2015, $56.1 million in 2014 and $91.0 million in 2013. After several years of historically low mortgage rates, many or most mortgagees who would benefit from refinancing have already done so, resulting in decreases in mortgage sales proceeds in 2015 and 2014 compared to 2013.

Loan Portfolio

The loan portfolio by class as of December 31, 2015, 2014, 2013, 2012 and 2011 were as follows:

(dollars in thousands)	2015	2014	2013	2012	2011
Commercial and industrial loans:
Working capital lines of credit loans	$581,025	$544,043	$457,690	$439,638	$373,768
Non-working capital loans	598,487	491,330	443,877	407,184	377,388
Total commercial and industrial loans	1,179,512	1,035,373	901,567	846,822	751,156
Commercial real estate and multi-family residential loans:
Construction and land development loans	230,719	156,636	157,630	82,494	82,284
Owner occupied loans	412,026	403,154	370,386	358,617	346,669
Nonowner occupied loans	407,883	394,458	394,748	314,889	385,090
Multifamily loans	79,425	71,811	63,443	45,011	38,477
Total commercial real estate and multi-family residential loans	1,130,053	1,026,059	986,207	801,011	852,520
Agri-business and agricultural loans:
Loans secured by farmland	164,375	137,407	133,458	109,147	118,224
Loans for agricultural production	141,719	136,380	120,571	115,572	119,705
Total agri-business and agricultural loans	306,094	273,787	254,029	224,719	237,929
Other commercial loans	85,075	75,715	70,770	56,807	58,278
Total commercial loans	2,700,734	2,410,934	2,212,573	1,929,359	1,899,883
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	158,062	145,167	125,444	109,823	106,999
Open end and junior lien loans	163,700	150,220	146,946	161,366	175,694
Residential construction and land development loans	9,341	6,742	4,640	11,541	5,462
Total consumer 1-4 family mortgage loans	331,103	302,129	277,030	282,730	288,155
Other consumer loans	49,113	49,541	46,125	45,755	45,999
Total consumer loans	380,216	351,670	323,155	328,485	334,154
Subtotal	3,080,950	2,762,604	2,535,728	2,257,844	2,234,037
Less: Allowance for loan losses	(43,610)	(46,262)	(48,797)	(51,445)	(53,400)
Net deferred loan fees	(21)	(284)	(630)	(324)	(328)
Loans, net	$3,037,319	$2,716,058	$2,486,301	$2,206,075	$2,180,309

The ratio of loans to total loans by portfolio segment as of December 31, 2015, 2014, 2013, 2012 and 2011 were as follows:

	2015	2014	2013	2012	2011

Commercial and industrial loans	38.28%	37.48%	35.55%	37.50%	33.62%
Commercial real estate and multi-family residential loans	36.68%	37.14%	38.89%	35.48%	38.16%
Agri-business and agricultural loans	9.93%	9.91%	10.02%	9.95%	10.65%
Other commercial loans	2.76%	2.74%	2.79%	2.52%	2.61%
Consumer 1-4 family mortgage loans	10.75%	10.94%	10.93%	12.52%	12.90%
Other consumer loans	1.60%	1.79%	1.82%	2.03%	2.06%
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

                In 2015, loan balances increased by $318.6 million, which is net of approximately $69.3 million in loans originated and sold and $853,000 transferred to other real estate in 2015. In 2014 loan balances increased by $235.2 million, which is net of approximately $55.1 million in loans originated and sold and $1.1 million transferred to other real estate in 2014. In 2013, loan balances increased by $280.7 million, which is net of approximately $81.7 million in loans originated and sold and $491,000 transferred to other real estate in 2013.

The mix of loan types within the Company’s portfolio continued a trend toward a higher percentage of the total loan portfolio being in commercial loans. This increase in commercial loans to the total portfolio was a result of the Company’s long standing strategic plan that is focused on organic expansion and growth in the commercial business.

The residential construction and land development loans class included construction loans totaling $7.3 million, $5.3 million, $3.8 million, $10.7 million and $4.3 million as of December 31, 2015, 2014, 2013, 2012 and 2011. The Bank generally sells conforming mortgage loans which it originates on the secondary market. These loans generally represent mortgage loans that are made to clients with long-term or substantial relationships with the Bank on terms consistent with secondary market requirements. The loan classifications are based on the nature of the loans as of the loan origination date. There were no foreign loans included in the loan portfolio for the periods presented.

Repricing opportunities of the loan portfolio occur either according to predetermined adjustable rate schedules included in the related loan agreements or upon maturity of each principal payment. The following table indicates the scheduled maturities of the loan portfolio as of December 31, 2015.

		Residential
		Real
		Estate		Line of
(dollars in thousands)	Commercial	Mortgage	Installment	Credit	Total	Percent
Within one year	$1,439,034	$16,944	$11,100	$31,942	$1,499,020	48.66%
After one year, within five years	1,078,616	52,688	21,577	82,245	1,235,126	40.09
Over five years	234,725	46,713	2,801	49,510	333,749	10.83
Nonaccrual loans	12,754	49	252	0	13,055	0.42
Total loans	$2,765,129	$116,394	$35,730	$163,697	$3,080,950	100.00%

    At maturity, credits are reviewed and, if renewed, are renewed at rates and conditions that prevail at the time of maturity.

        Loans due after one year which have a predetermined interest rate and loans due after one year which have floating or adjustable interest rates as of December 31, 2015 amounted to $568.3 million and $1.001 billion, respectively.

Bank Owned Life Insurance

Bank owned life insurance increased by $3.1 million to $69.7 million at December 31, 2015 and by $3.7 million to $66.6 million at December 31, 2014 from $62.9 million at December 31, 2013. These increases during 2015 and 2014 were primarily due to additional purchases to help offset employee benefit plan expenses, which have continued to increase since 2002 due to the increased number of officers at the Bank. Bank owned life insurance provides investment income from the securities the life insurance is invested in, which offsets benefit plan expenses.

Sources of Funds

The average daily deposits and borrowings together with the average rates paid on those deposits and borrowings for the years ended December 31, 2015, 2014 and 2013 are summarized in the following table:

							% Balance Change
	2015		2014		2013		From Prior Year
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	2015	2014
Demand deposits	$609,924	0.00%	$498,351	0.00%	$417,471	0.00%	22%	19%
Savings and transaction accounts:
Regular savings	233,361	0.20	233,657	0.22	229,440	0.28	(0)	2
Interest bearing checking	1,232,101	0.39	1,169,338	0.40	1,028,224	0.51	5	14
Time deposits:
Deposits of $100,000 or more	733,608	0.94	615,764	0.84	502,470	1.04	19	23
Other time deposits	279,604	1.19	280,819	1.14	327,736	1.40	(0)	(14)
Total deposits	$3,088,598	0.49%	$2,797,929	0.48%	$2,505,341	0.63%	10	12
FHLB advances and other borrowings	111,241	1.11	161,774	0.88	177,433	0.89	(31)	(9)
Total funding sources	$3,199,839	0.64%	$2,959,703	0.61%	$2,682,774	0.76%	8	10

Time deposits as of December 31, 2015 will mature as follows:

	$100,000	% of		% of
(dollars in thousands)	or more	Total	Other	Total
Within three months	$215,991	29.26%	$42,783	16.50%
Over three months, within six months	127,075	17.21	36,750	14.18
Over six months, within twelve months	195,504	26.48	75,033	28.94
Over twelve months	199,684	27.05	104,695	40.38
Total time certificates of deposit	$738,254	100.00%	$259,261	100.00%

Deposits

Average deposits increased $290.7 million comparing December 31, 2015 to December 31, 2014. The growth in deposits consisted of $301.1 million in core deposit growth offset by a decrease of $10.4 million in brokered deposits. Average commercial demand deposits increased $97.2 million, average interest bearing public funds transaction accounts increased by $67.4 million, average public funds time deposits increased by $61.6 million and average time deposits of $100,000 or more increased by $37.9 million. The growth in deposits in 2015 resulted from increased deposit balances from existing customers as well as growth in new customers. The Company believes that the prolonged low rate environment has caused depositors to shift their deposits to short-term liquid products in anticipation of higher future market deposit rates.

Average deposits increased $292.6 million comparing December 31, 2014 to December 31, 2013. The growth in deposits consisted primarily of $176.8 million in core deposit growth and an increase of $115.8 million in brokered deposits. Average interest bearing public funds transaction accounts increased by $134.9 million, average brokered time deposits increased by $83.3 million, average commercial demand deposits increased by $62.2 million, average public funds time deposits increased by $49.0 million and average brokered transaction accounts increased by $32.5 million.

As previously noted, the Company has substantial funding from public fund entities which represent customers in the markets we serve. A shift in funding away from public fund deposits could require the Company to execute alternate funding plans under the Contingency Funding Plan discussed in further detail under “Liquidity Risk” below.

Borrowings

During 2015, average total short-term borrowings decreased $50.5 million primarily due to a $27.8 million decrease in advances with the Federal Home Loan Bank of Indianapolis and average long term borrowings decreased by $1.0 million.  Ending balances of total short-term borrowings decreased $20.8 million during 2015 due to decreases in Federal Home Loan Bank of Indianapolis advances offset by increases in securities sold under agreements to repurchase.  During 2015, the Company reduced its reliance on borrowings due to strong growth in deposits.

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

Capital

The Company believes that a strong, appropriately managed capital position is critical to long-term earnings and continuing growth in loans. The Company had a total risk-based capital ratio of 13.6%, a Tier I risk-based capital ratio of 12.4% and a common tier 1 risk-based capital ratio of 11.5% as of December 31, 2015. These ratios met or exceeded the Federal Reserve’s “well-capitalized” minimums of 10.0%, 8.0% and 6.5%, respectively. The Company also had a Tier 1 leverage ratio of 11.1% and a tangible equity ratio of 10.4%. See Note 16 – Capital Requirements for more information.

The ability to maintain these ratios is a function of the balance between net income and a prudent dividend policy. Total stockholders’ equity increased by 8.7% to $392.8 million as of December 31, 2015 from $361.3 million as of December 31, 2014. The Company earned $46.4 million in 2015 and $43.8 million in 2014. The Company declared cash dividends of $0.945 per share in 2015, which decreased equity by $15.7 million. The Company declared cash dividends of $0.82 per share in 2014, which decreased equity by $13.6 million. The change in accumulated other comprehensive income, largely due to changes in the fair values of available-for-sale securities, decreased equity by $1.7 million in 2015, and increased equity by $6.3 million in 2014. The impact to equity due to other comprehensive income is not included in regulatory capital. Stock based compensation expense increased equity by $2.5 million in 2015 and $2.8 million in 2014.

RISK MANAGEMENT

Overview

The Company, with the oversight of the Corporate Risk Committee of the Board of Directors, has developed a company-wide risk management program intended to help manage and mitigate the various business risks the Company is exposed to. Following is a discussion addressing the risks identified as most significant to the Company – Credit, Liquidity and Interest Rate or Market Risk. Item 7A. includes additional market risk discussion.

Credit Risk

Credit risk represents the risk of loss arising from an obligor’s inability or failure to meet contractual payment or performance terms. Our primary credit risks result from lending and investment activities.

Investment Portfolio

The Company’s investment portfolio consists of Treasury securities, government agencies, mortgage-backed securities and municipal bonds. During 2015, purchases in the securities portfolio consisted of primarily mortgage-backed securities and municipal bonds. As of December 31, 2015, the Company’s investment in mortgage-backed securities represented approximately 75% of total securities consisting of Collateralized Mortgage Obligations (“CMOs”), Commercial Mortgage-Backed Securities (“CMBSs”) and mortgage pools issued by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae, Fannie Mae and Freddie Mac securities are each guaranteed by their respective agencies as to principal and interest. All mortgage securities purchased by the Company in 2015 were within risk tolerances for price, prepayment, extension and original life risk characteristics contained in the Company’s investment policy. The Company uses Bloomberg analytics and BondEdge Fixed Income Analytics software to evaluate and monitor all purchases on a monthly basis. Based upon the BondEdge analytics, as of December 31, 2015, the securities in the available for sale portfolio had approximately a 4.58 year effective duration with approximately a negative 13.85% change in market value in the event of a 300 basis points upward rate shock over a one-year period and an approximate positive 3.97% change in market value in the event of a 100 basis point downward rate shock over the same period. As of December 31, 2015, all mortgage-backed securities were performing in a manner consistent with management’s ALCO modeled expectations at time of purchase.

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

There were no loan concentrations within industries, which exceeded ten percent of total loans, except commercial real estate and manufacturing. Commercial real estate was $992.5 million, or 32.7% of total loans, and manufacturing was $444.4 million, or 14.6% of total loans, at December 31, 2015. Nearly all of the Bank’s commercial, industrial, agricultural real estate mortgage, real estate construction mortgage and consumer loans are made within its geographic market areas.

The following is a summary of nonperforming loans as of December 31, 2015, 2014, 2013, 2012 and 2011.

(dollars in thousands)	2015	2014	2013	2012	2011
Commercial and industrial loans
Past due accruing loans (90 days or more)	$0	$101	$0	$50	$0
Nonaccrual loans(1)	5,109	4,230	5,616	6,713	10,174
Subtotal nonperforming loans	5,109	4,331	5,616	6,763	10,174
Commercial real estate and multi-family residential loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	7,174	7,204	15,459	22,346	26,745
Subtotal nonperforming loans	7,174	7,204	15,459	22,346	26,745
Agri-business and agricultural loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	471	486	1,114	798	853
Subtotal nonperforming loans	471	486	1,114	798	853
Other commercial loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	0	30	0	0	0
Subtotal nonperforming loans	0	30	0	0	0
Consumer 1-4 family mortgage loans
Past due accruing loans (90 days or more)	0	29	46	0	52
Nonaccrual loans(1)	301	1,576	1,605	895	1,646
Subtotal nonperforming loans	301	1,605	1,651	895	1,698
Other consumer loans
Past due accruing loans (90 days or more)	0	0	0	0	0
Nonaccrual loans(1)	0	51	105	77	7
Subtotal nonperforming loans	0	51	105	77	7
Total nonperforming loans	$13,055	$13,707	$23,945	$30,879	$39,477

 (1)           Includes nonaccrual troubled debt restructured loans.

Nonperforming assets of the Company include nonperforming loans (as indicated above), nonaccrual investments and other real estate owned and repossessions, the total of which amounted to $13.3 million and $14.0 million at December 31, 2015 and 2014. As of December 31, 2015, management believed that there were no significant foreseeable losses relating to nonperforming assets, except as discussed below.

The Bank’s policy is that all loans for which the collateral is insufficient to cover all principal and accrued interest will be reclassified as nonperforming loans to the extent they are unsecured, on or before the date when the loan becomes 90 days delinquent, with the exception of small dollar other consumer loans which are not placed on nonaccrual status since these loans are charged-off when they have been delinquent from 90 to 180 days, and when the related collateral, if any, is not sufficient to offset the indebtedness. When a loan is classified as a nonaccrual loan, interest on the loan is no longer accrued, all unpaid accrued interest is reversed and interest income is subsequently recorded only to the extent cash payments are received. Accrual status is resumed when all contractually due payments are brought current and future payments are reasonably assured. Interest not recorded on nonaccrual loans is referenced in Note 4 in Item 8 below.

Nonaccrual loans were 0.42% of total loans, at year end 2015 versus 0.50% of total loans, at year end 2014. There were 47 relationships totaling $20.6 million classified as impaired as of December 31, 2015 versus 73 relationships totaling $32.0 million at the end of 2014. The decrease in impaired loans during 2015 resulted primarily from the removal of a $5.8 million commercial loan from impaired status due to the improved overall condition of the borrower and its business. The loan was previously accounted for as a troubled debt restructuring and was restructured at a market rate in 2015. Additional decreases in the impaired loans category were from payments received and charge-offs taken on several impaired commercial credits. Total nonperforming loans were $13.1 million, or 0.42% of total loans, at year end 2015 versus $13.7 million, or 0.50% of total loans, at the end of 2014.

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

As of December 31, 2015 and 2014, all non-homogenous loans on nonaccrual status were also on impaired status. There were $20.6 million and $32.0 million of loans classified as impaired as of December 31, 2015 and 2014. The decrease in impaired loans during 2015, resulted from the $5.8 million loan removed from nonperforming status due to improved performance as well as payments received and charge-offs taken on impaired loans.

Loans renegotiated as troubled debt restructurings are those loans for which either the contractual interest rate has been reduced below market rates and/or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower which results in the inability of the borrower to meet the terms of the loan.

As of December 31, 2015, there were 33 borrowers with loans totaling $17.2 million renegotiated as troubled debt restructurings and $2.3 million were modified in 2015. Of these loans, $10.9 million were excluded from troubled debt restructured loans in the previous table because they were included in nonaccrual loans and the remaining $6.3 million were performing under their modified terms. As of December 31, 2014, there were 34 borrowers with loans totaling $25.7 million renegotiated as troubled debt restructurings and $3.1 million were modified in 2014. Of these loans, $9.2 million were excluded from troubled debt restructured loans in the previous table because they were included in nonaccrual loans and the remaining $16.5 million of troubled debt restructured loans were performing under their modified terms at December 31, 2014. Of the $8.5 million decrease of loans accounted for as troubled debt restructurings at December 31, 2015, as compared to December 31, 2014, $5.8 million was related to one commercial credit which was removed from impaired status. The Company has no commitments to lend additional funds to any of the borrowers.

The following is a summary of the loan loss experience for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

(dollars in thousands)	2015	2014	2013	2012	2011
Amount of loans outstanding, December 31,	$3,080,929	$2,762,320	$2,535,098	$2,257,520	$2,233,709
Average daily loans outstanding during the year ended December 31,	$2,885,568	$2,650,678	$2,343,422	$2,216,131	$2,148,046
Allowance for loan losses, January 1,	$46,262	$48,797	$51,445	$53,400	$45,007
Loans charged-off:
Commercial and industrial loans	1,320	1,441	1,062	3,069	2,587
Commercial real estate and multi-family residential loans	1,114	2,560	2,069	1,108	2,514
Agri-business and agricultural loans	0	0	200	0	318
Other commercial loans	122	0	0	0	0
Consumer 1-4 family mortgage loans	362	439	382	1,340	1,050
Other consumer loans	255	245	339	405	360
Total loans charged-off	3,173	4,685	4,052	5,922	6,829
Recoveries of loans previously charged-off:
Commercial and industrial loans	216	914	513	767	826
Commercial real estate and multi-family residential loans	107	928	377	203	362
Agri-business and agricultural loans	20	20	212	186	0
Other commercial loans	0	0	0	0	0
Consumer 1-4 family mortgage loans	52	153	126	148	46
Other consumer loans	126	135	176	111	188
Total recoveries	521	2,150	1,404	1,415	1,422
Net loans charged-off	2,652	2,535	2,648	4,504	5,407
Provision for loan loss charged to expense	0	0	0	2,549	13,800
Balance, December 31,	$43,610	$46,262	$48,797	$51,445	$53,400

Ratio of net charge-offs during the period to average daily loans outstanding:
Commercial and industrial loans	0.04%	0.02%	0.02%	0.11%	0.08%
Commercial real estate and multi-family residential loans	0.03	0.06	0.07	0.04	0.10
Agri-business and agricultural loans	0.00	0.00	0.00	(0.01)	0.01
Other commercial loans	0.00	0.00	0.00	0.00	0.00
Consumer 1-4 family mortgage loans	0.01	0.01	0.01	0.05	0.05
Other consumer loans	0.01	0.01	0.01	0.01	0.01
Total ratio of net charge-offs	0.09%	0.10%	0.11%	0.20%	0.25%
Ratio of allowance for loan losses to nonperforming loans	334.05%	337.51%	203.79%	166.60%	135.27%

The following is a summary of the allocation for loan losses as of December 31, 2015, 2014, 2013, 2012 and 2011.

(dollars in thousands)	2015	2014	2013	2012	2011
Allocated allowance for loan losses:
Commercial and industrial loans	$21,564	$22,785	$21,005	$22,342	$22,830
Commercial real estate and multi-family residential loans	12,473	14,153	18,556	20,812	23,489
Agri-business and agricultural loans	2,445	1,790	1,682	1,403	695
Other commercial loans	574	276	391	240	65
Consumer 1-4 family mortgage loans	3,395	3,459	3,046	2,682	2,322
Other consumer loans	319	483	608	609	645
Total allocated allowance for loan losses	40,770	42,946	45,288	48,088	50,046
Unallocated allowance for loan losses	2,840	3,316	3,509	3,357	3,354
Total allowance for loan losses	$43,610	$46,262	$48,797	$51,445	$53,400

                At December 31, 2015, the allowance for loan losses was 1.42% of total loans outstanding, versus 1.67% of total loans outstanding, at December 31, 2014. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not remain stabilized, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses. The process of identifying probable incurred credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation of the loans by management, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors:  application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans:  Substandard, Doubtful and Loss. The regulations also contain a Special Mention category. Special Mention is defined as loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as Substandard, Doubtful or Loss but do possess credit deficiencies or potential weaknesses deserving management’s close attention. The Company’s policy is to establish a specific allowance for loan losses for any assets where management has identified conditions or circumstances that indicate an asset is impaired. If an asset or portion thereof is classified as loss, the Company’s policy is to either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge-off such amount.

At December 31, 2015, on the basis of management’s review of the loan portfolio, the Company had 84 credits totaling $141.2 million on the classified loan list versus 92 credits totaling $155.6 million on December 31, 2014. As of December 31, 2015, the Company had $105.4 million of assets classified as Special Mention, $35.3 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $95.4 million, $58.5 million, $611,000 and $0, respectively at December 31, 2014.

Included in the classified loan amounts for December 31, 2015 above were the following troubled debt restructured loans: 17 mortgage loans totaling $1.4 million with total allocations of $272,000, and 23 commercial loans totaling $13.9 million with total allocations of $2.1 million. Included in the classified loan amounts for December 31, 2014 above were the following troubled debt restructured loans: one installment loan totaling $11,000 with an allocation of $2,000, 15 mortgage loans totaling $1.6 million with total allocations of $319,000, and 21 commercial loans totaling $24.1 million with total allocations of $3.3 million.

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

The allowance for loan losses decreased 5.7%, or $2.7 million, from $46.3 million at December 31, 2014 to $43.6 million at December 31, 2015. Pooled loan allocations decreased $890,000 from $40.8 million at December 31, 2014 to $40.0 million at December 31, 2015, which was due to management’s view of current credit quality and the current economic environment. Impaired loan allocations decreased $1.8 million from $5.4 million at December 31, 2014 to $3.7 million at December 31, 2015. This decrease was primarily due to lower levels of classified loans as well as lower allocations on specific classified loans. The unallocated component of the allowance for loan losses was $2.8 million and $3.3 million at December 31, 2015 and 2014, decreasing primarily due to stabilization in the current economic conditions and the general improvement in our borrowers’ performance and future prospects. While general trends in credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions, including the risk of an economic downturn.

The Company has experienced growth in total loans over the last three years of $823.4 million, or 36.5%. The concentration of this loan growth was in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits. Management has historically considered growth and portfolio composition when determining loan loss allocations. Management believes that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.

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

Management maintains a liquidity position that it believes will adequately provide funding for loan demand and deposit run-off that may occur in the normal course of business. The liquidity structure is expressly detailed in the Company’s Contingency Funding Plan, which is discussed below. The Company relies on a number of different sources in order to meet these potential liquidity demands. The primary sources are increases in deposit accounts and cash flows from loan payments and the securities portfolio. Given current prepayment assumptions as of the filing date of December 31, 2015, the cash flow from the securities portfolio is expected to provide approximately $62 million of potential contingent funding in 2016.

The Company has approval of $1.356 billion in secondary sources available as of December 31, 2015, of which $172.4 million was utilized. The Company had $280.0 million in federal funds lines with twelve correspondent banks, of which $0 was drawn on as of December 31, 2015. The Company has Board of Directors approval to borrow up to $800.0 million at the FHLB, but, given the Company’s current collateral structure and outstanding borrowings as of December 31, 2015, the Company could have only borrowed up to $73.1 million under this authority based on utilization of $70.0 million at December 31, 2015. The Company also has additional collateral that could be pledged to the FHLB of $246.1 million as of December 31, 2015. Further, the Company had available capacity at the Federal Reserve Bank of Chicago of up to $131.7 million given its current collateral structure and the terms of these facilities at December 31, 2015. The Company also has established relationships in the brokered time deposit and brokered money market sectors, as well as the CDARS One-Way Buy program, to easily access these funds when desired with settlement of funds in one to two weeks’ time.

The Company had all of its securities in the available for sale portfolio at December 31, 2015, allowing the Company maximum flexibility to sell securities to meet funding demands. Management believes the majority of the securities in the available for sale portfolio are of high quality and marketable. Approximately 77% of this portfolio is comprised of U.S. government agency securities or mortgage-backed securities directly or indirectly backed by the U.S. government. In addition, the Company has historically sold the majority of its originated mortgage loans on the secondary market to reduce interest rate risk and to create an additional source of funding.

The Company has a formalized Contingency Funding Plan (“CFP”). The Board of Directors and management recognize the importance of liquidity during times of normal operations and in times of stress. The CFP was developed to ensure that the multiple liquidity sources available to the Company are readily available. The CFP specifically considers liquidity at the Bank and the Company level. The CFP identifies the potential funding sources at the Bank level, which includes the FHLB, the Federal Reserve Bank, brokered deposits, certificates of deposit available from CDARS, repurchase agreements and Fed Funds. The CFP also addresses the Bank’s ability to liquidate its securities portfolio. The CFP at the Holding Company level establishes a minimum cash coverage limit of 2 times annual operating expenses; it also gives consideration to the possibility of establishing a holding company committed line of credit as well as the ability to transfer securities from the Bank to the Company.

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

The following table discloses information on the maturity of the Company’s contractual long-term obligations. Certificates of deposit listed are those with original maturities of 1 year or more as of December 31, 2015.

	Payments Due by Period
		One year			After 5
(dollars in thousands)	Total	or less	1-3 years	3-5 years	years
Certificates of deposit	$406,731	$124,919	$219,018	$62,794	$0
Long-term debt	34	0	34	0	0
Operating leases	5,085	366	699	699	3,321
Pension and SERP plans	3,132	450	703	603	1,376
Subordinated debentures	30,928	0	0	0	30,928
Total contractual long-term cash obligations	$445,910	$125,735	$220,454	$64,096	$35,625

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

The following table discloses information on the maturity of the Company’s commitments.

	Amount of Commitment Expiration Per Period
	Total
	Amount	One year	Over one
(dollars in thousands)	Committed	or less	year
Unused loan commitments	$1,359,510	$824,110	$535,400
Standby letters of credit	51,515	44,992	6,523
Total commitments and letters of credit	$1,411,025	$869,102	$541,923

Interest Rate Risk

Interest rate risk is the risk that the estimated fair value of the Company’s assets, liabilities and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that net income will be significantly reduced by interest rate changes.

Interest rate risk represents the Company’s primary market risk exposure. The Company does not have material exposure to foreign currency exchange risk and does not maintain a trading portfolio. The Corporate Risk Committee of the Board of Directors annually reviews and approves the ALCO policy and the Derivatives and Hedging policy used to manage interest rate risk. These policies set guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income, but it does not necessarily indicate the effect on future net interest income. Given the Company’s mix of interest bearing liabilities and interest earning assets on December 31, 2015 and using changes in the interest rate environment over a one-year period, the net interest margin could be expected to decline in a falling interest rate environment and increase in a rising interest rate environment. Earnings can also be affected by the monetary and fiscal policies of the U.S. Government and its agencies, particularly the Federal Reserve Board. For the majority of 2015 the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) kept the target federal funds rate at a range of 0% to .25%. At their December 2015 meeting, the FOMC raised interest rates for the first time since December 2008, when they unanimously voted to set the new target federal funds rate at a range of .25% to .50% (a 25 basis point increase). The FOMC stated at this meeting that they expect economic conditions will evolve in a manner that will warrant only gradual increase in the federal funds rate and that the actual path of the federal funds rate will depend of the economic outlook as informed by incoming data.  The FOMC continues to acknowledge the state of low inflation, indicating that it plans to carefully monitor actual and expected progress toward its 2% inflation objective.  The FOMC also announced it is maintaining its policy of reinvesting principal payments from its holdings of agency debt and mortgage-backed securities, and of rolling over maturing Treasury securities at auction, anticipating it will do so until normalization of the federal funds rate is well underway.  Due to the low rate environment and competitive markets for commercial loan pricing, there was a reduction in the Company’s yield on earning assets of 11 basis points during 2015. In addition, the rate paid on deposit accounts and purchased funds increased 1 basis point for 2015 mainly due to increased rates paid on time deposit accounts as part of various competitive specials ran throughout the year to attract additional core funding. The combined result of the decrease in the yield on earning assets and the increase in rates paid on deposits and purchased funds led to a decrease in the net interest margin from 3.32% for 2014 to 3.20% for 2015. Future changes in the net interest margin will be dependent upon multiple factors including further actions by the FOMC during 2016 in response to economic conditions, competitive pressures in the various markets served, and changes in the structure of the balance sheet as a result of changes in customer demands for products and services.

The Company utilizes computer modeling software to stress test the balance sheet under a wide variety of interest rate scenarios. The model quantifies the income impact of changes in customer preference for products, basis risk between the assets and the liabilities that support them and the risk inherent in different yield curves as well as other factors. The ALCO committee reviews these possible outcomes and makes loan, investment and deposit decisions that maintain reasonable balance sheet structure in light of potential interest rate movements. It is the objective of the Company to monitor and manage risk exposure to net interest income caused by changes in interest rates. It is the goal of the Company’s asset/liability function to provide optimum and stable net interest income. To accomplish this, management uses two asset liability tools. GAP/Interest Rate Sensitivity Reports and Net Interest Income Simulation Modeling are constructed, presented and monitored monthly. Management believes that the Company’s liquidity and interest sensitivity position at December 31, 2015, remained adequate to meet the Company’s primary goal of achieving optimum interest margins while avoiding undue interest rate risk. The Company places its greatest credence in net interest income simulation modeling. The GAP/Interest Rate Sensitivity Report is believed by the Company’s management to have two major shortfalls. The GAP/Interest Rate Sensitivity Report fails to precisely gauge how often an interest rate sensitive product reprices, nor is it able to measure the magnitude of potential future rate movements. Although management does not consider GAP ratios in planning, the information can be used in a general fashion to look at asset and liability mismatches. The Company’s cumulative repricing GAP ratio as of December 31, 2015 for the next 12 months using a scenario in which interest rates remained unchanged was a positive 0.92% of earning assets.

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

The base scenario is highly dependent on numerous assumptions embedded in the model. While the base sensitivity analysis incorporates management’s best estimate of interest rate and balance sheet dynamics under various market rate movements, the actual behavior and resulting earnings impact will likely differ from that projected. For certain assets, the base simulation model captures the expected prepayment behavior under changing interest rate environments. Assumptions and methodologies regarding the interest rate or balance behavior of indeterminate maturity core deposit products, such as savings, money market, NOW and demand deposits reflect management’s best estimate of expected future behavior.

Results for the base, falling 100 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, and rising 300 basis points interest rate scenarios are listed below based upon the Company’s rate sensitive assets and liabilities at December 31, 2015. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

		Falling	Rising	Rising	Rising	Rising
	Base	(100 Basis Points)	(25 Basis Points)	(50 Basis Points)	(100 Basis Points)	(300 Basis Points)
(dollars in thousands)
Net interest income	$114,084	$109,798	$116,430	$118,809	$123,921	$143,640
Variance from Base		$(4,286)	$2,346	$4,725	$9,837	$29,556
Percent of change from Base		(3.76)%	2.06%	4.14%	8.62%	25.91%

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

The following table provides information regarding the Company’s financial instruments that are sensitive to changes in interest rates. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities, as well as the Company’s assumptions relative to the impact of interest-rate fluctuations on the prepayment of certain commercial, residential and home equity loans and mortgage-backed securities. Core deposits such as noninterest bearing deposits, interest-bearing checking, savings and money market deposits that have no contractual maturity, are shown based on management’s judgment and historical experience that indicates some portion of the balances are retained over time. Weighted-average variable rates are based upon rates existing at the reporting date. For more information on the Company’s interest rate sensitivity see the Interest Rate Risk discussion in Item 7. above.

	2015
	Principal/Notional Amount Maturing in:
								Fair
								Value
(dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Total	12/31/2015
Rate sensitive assets:
Fixed interest rate loans	$451,273	$274,970	$153,503	$72,806	$28,378	$33,984	$1,014,914	$1,018,461
Average interest rate	4.42%	4.47%	4.41%	4.39%	4.42%	4.37%
Variable interest rate loans	$1,061,169	$306,317	$169,237	$117,804	$111,977	$299,511	$2,066,015	$2,054,682
Average interest rate	3.44%	3.34%	3.25%	3.39%	3.14%	3.58%
Total loans	$1,512,442	$581,287	$322,740	$190,610	$140,355	$333,495	$3,080,929	$3,073,143
Average interest rate	3.73%	3.87%	3.80%	3.77%	3.40%	3.66%
Fixed interest rate securities	$113,164	$78,848	$63,000	$49,276	$43,745	$123,853	$471,886	$478,054
Average interest rate	2.59%	2.53%	2.50%	2.41%	2.32%	2.59%
Variable interest rate securities	$9	$5	$2	$1	$0	$0	$17	$17
Average interest rate	4.86%	5.63%	5.67%	5.65%	0.00%	0.00%
Other interest-bearing assets	$13,190	$0	$0	$0	$0	$0	$13,190	$13,192
Average interest rate	4.53%	0.00%	0.00%	0.00%	0.00%	0.00%
Total earning assets	$1,638,805	$660,140	$385,744	$239,887	$184,100	$457,348	$3,566,022	$3,564,406
Average interest rate	3.63%	3.71%	3.59%	3.49%	3.14%	3.37%
Rate sensitive liabilities:
Noninterest bearing checking	$4,037	$0	$0	$0	$0	$711,056	$715,093	$715,093
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Savings & interest bearing checking	$53,103	$24,853	$21,538	$268,371	$14,889	$1,088,060	$1,470,814	$1,470,813
Average interest rate	0.20%	0.15%	0.14%	0.59%	0.13%	0.34%
Time deposits	$693,136	$210,102	$22,576	$36,869	$34,319	$512	$997,514	$1,002,452
Average interest rate	0.90%	1.07%	1.08%	1.70%	1.92%	1.14%
Total deposits	$750,276	$234,955	$44,114	$305,240	$49,208	$1,799,628	$3,183,421	$3,188,358
Average interest rate	0.85%	0.97%	0.62%	0.72%	1.37%	0.20%
Fixed interest rate borrowings	$0	$0	$34	$0	$0	$0	$34	$37
Average interest rate	0.00%	0.00%	6.23%	0.00%	0.00%	0.00%
Variable interest rate borrowings	$83,924	$13,924	$13,924	$13,925	$13,925	$30,928	$170,550	$170,836
Average interest rate	0.52%	0.21%	0.21%	0.21%	0.21%	3.67%
Total funds	$834,200	$248,879	$58,072	$319,165	$63,133	$1,830,556	$3,354,005	$3,359,231
Average interest rate	0.81%	0.93%	0.52%	0.70%	1.12%	0.26%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Lakeland Financial Corporation
Warsaw, Indiana

We have audited the accompanying consolidated balance sheets of Lakeland Financial Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. We also have audited Lakeland Financial Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lakeland Financial Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakeland Financial Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Lakeland Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

Crowe Horwath LLP

Indianapolis, Indiana

March 2, 2016

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
December 31	2015	2014
ASSETS
Cash and due from banks	$67,484	$75,381
Short-term investments	13,190	15,257
Total cash and cash equivalents	80,674	90,638

Securities available for sale (carried at fair value)	478,071	475,911
Real estate mortgage loans held for sale	3,294	1,585

Loans, net of allowance for loan losses of $43,610 and $46,262	3,037,319	2,716,058

Land, premises and equipment, net	46,684	41,983
Bank owned life insurance	69,698	66,612
Federal Reserve and Federal Home Loan Bank Stock	7,668	9,413
Accrued interest receivable	9,462	8,662
Goodwill	4,970	4,970
Other assets	28,446	27,452
Total assets	$3,766,286	$3,443,284

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$715,093	$579,495
Interest bearing deposits	2,468,328	2,293,625
Total deposits	3,183,421	2,873,120

Short-term borrowings
Federal funds purchased	0	500
Securities sold under agreements to repurchase	69,622	54,907
Other short-term borrowings	70,000	105,000
Total short-term borrowings	139,622	160,407

Long-term borrowings	34	35
Subordinated debentures	30,928	30,928
Accrued interest payable	3,773	2,946
Other liabilities	15,607	14,463
Total liabilities	3,373,385	3,081,899

Commitments, off-balance sheet risks and contingencies (Notes 1 and 18)

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
16,641,651 shares issued and 16,546,044 outstanding as of December 31, 2015
16,550,324 shares issued and 16,465,621 outstanding as of December 31, 2014	99,123	96,121
Retained earnings	294,002	263,345
Accumulated other comprehensive income	2,142	3,830
Treasury stock, at cost (2015 - 95,607 shares, 2014 - 84,703 shares)	(2,455)	(2,000)
Total stockholders' equity	392,812	361,296
Noncontrolling interest	89	89
Total equity	392,901	361,385
Total liabilities and stockholders' equity	$3,766,286	$3,443,284

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (in thousands except share and per share data)
Years Ended December 31	2015	2014	2013
NET INTEREST INCOME
Interest and fees on loans
Taxable	$110,097	$105,317	$98,757
Tax exempt	464	470	402
Interest and dividends on securities
Taxable	8,564	8,176	5,398
Tax exempt	3,355	3,281	3,124
Interest on short-term investments	59	44	55
Total interest income	122,539	117,288	107,736

Interest on deposits	15,415	13,568	15,745
Interest on borrowings
Short-term	188	388	490
Long-term	1,009	1,029	1,062
Total interest expense	16,612	14,985	17,297

NET INTEREST INCOME	105,927	102,303	90,439

Provision for loan losses	0	0	0

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	105,927	102,303	90,439

NONINTEREST INCOME
Wealth advisory fees	4,531	4,072	3,847
Investment brokerage fees	1,507	3,370	4,736
Service charges on deposit accounts	10,608	9,495	8,806
Loan, insurance and service fees	7,460	6,799	6,404
Merchant card fee income	1,843	1,549	1,265
Bank owned life insurance income	1,338	1,393	1,653
Other income	2,974	2,978	2,488
Mortgage banking income	1,176	621	1,431
Net securities gains (losses)	42	(224)	107
Total noninterest income	31,479	30,053	30,737

NONINTEREST EXPENSE
Salaries and employee benefits	38,923	38,648	37,176
Net occupancy expense	3,820	3,776	3,376
Equipment costs	3,598	3,231	2,831
Data processing fees and supplies	7,592	6,171	5,635
Corporate and business development	3,173	3,073	2,734
FDIC insurance and other regulatory fees	2,044	1,936	1,855
Professional fees	2,794	2,990	3,171
Other expense	6,262	6,341	6,000
Total noninterest expense	68,206	66,166	62,778

INCOME BEFORE INCOME TAX EXPENSE	69,200	66,190	58,398
Income tax expense	22,833	22,385	19,559
NET INCOME	$46,367	$43,805	$38,839

BASIC WEIGHTED AVERAGE COMMON SHARES	16,617,569	16,535,530	16,436,131

BASIC EARNINGS PER COMMON SHARE	$2.79	$2.65	$2.36

DILUTED WEIGHTED AVERAGE COMMON SHARES	16,830,379	16,781,455	16,634,338

DILUTED EARNINGS PER COMMON SHARE	$2.75	$2.61	$2.33

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

Years Ended December 31	2015	2014	2013
Net income	$46,367	$43,805	$38,839
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	(2,720)	10,739	(14,119)
Reclassification adjustment for (gains)/losses included in net income	(42)	224	(107)
Net securities gain (loss) activity during the period	(2,762)	10,963	(14,226)
Tax effect	1,131	(4,358)	5,571
Net of tax amount	(1,631)	6,605	(8,655)
Defined benefit pension plans:
Net gain (loss) on defined benefit pension plans	(325)	(654)	550
Amortization of net actuarial loss	244	197	244
Net gain (loss) activity during the period	(81)	(457)	794
Tax effect	24	176	(322)
Net of tax amount	(57)	(281)	472
Total other comprehensive income (loss), net of tax	(1,688)	6,324	(8,183)
Comprehensive income	$44,679	$50,129	$30,656

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands except share and per share data)

				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2013	16,290,136	$90,039	$203,654	$5,689	$(1,643)	$297,739

Net income			38,839			38,839
Other comprehensive income (loss), net of tax				(8,183)		(8,183)
Comprehensive income (loss)						30,656
Cash dividends declared, $0.57 per share			(9,385)			(9,385)
Treasury shares purchased under deferred
directors' plan	(14,174)	399			(399)	0
Treasury stock sold and distributed under
deferred directors' plan	3,018	(54)			54	0
Stock activity under equity incentive plans	98,469	903				903
Stock based compensation expense		1,962				1,962
Balance at December 31, 2013	16,377,449	93,249	233,108	(2,494)	(1,988)	321,875
Net income			43,805			43,805
Other comprehensive income (loss), net of tax				6,324		6,324
Comprehensive income (loss)						50,129
Cash dividends declared, $0.82 per share			(13,568)			(13,568)
Treasury shares purchased under deferred
directors' plan	(11,467)	444			(444)	0
Treasury stock sold and distributed under
deferred directors' plan	25,031	(432)			432	0
Stock activity under equity incentive plans	74,608	57				57
Stock based compensation expense		2,803				2,803
Balance at December 31, 2014	16,465,621	96,121	263,345	3,830	(2,000)	361,296
Net income			46,367			46,367
Other comprehensive income (loss), net of tax				(1,688)		(1,688)
Comprehensive income (loss)						44,679
Cash dividends declared, $0.945 per share			(15,710)			(15,710)
Treasury shares purchased under deferred
directors' plan	(10,904)	455			(455)	0
Stock activity under equity incentive plans	91,327	12				12
Stock based compensation expense		2,535				2,535
Balance at December 31, 2015	16,546,044	$99,123	$294,002	$2,142	$(2,455)	$392,812

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Years Ended December 31	2015	2014	2013
Cash flows from operating activities:
Net income	$46,367	$43,805	$38,839
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,758	3,412	2,993
Gain on sale and write down of other real estate owned	(48)	(159)	(10)
Amortization of intangible assets	0	0	47
Amortization of loan servicing rights	553	526	585
Net change in loan servicing rights valuation allowance	0	0	(42)
Loans originated for sale	(69,302)	(55,107)	(81,671)
Net gain on sales of loans	(1,650)	(1,202)	(2,561)
Proceeds from sale of loans	68,557	56,065	91,016
Net loss on sale of premises and equipment	7	24	15
Net (gain) loss on sales and calls of securities available for sale	(42)	224	(107)
Net securities amortization	4,464	5,420	8,765
Stock based compensation expense	2,535	2,803	1,962
Earnings on life insurance	(1,338)	(1,393)	(1,631)
Tax benefit of stock option exercises	(148)	(50)	(146)
Net change:
Interest receivable and other assets	(398)	(2,687)	5,860
Interest payable and other liabilities	2,466	2,700	(949)
Total adjustments	9,414	10,576	24,126
Net cash from operating activities	55,781	54,381	62,965
Cash flows from investing activities:
Proceeds from sale of securities available for sale	7,787	13,766	29,995
Proceeds from maturities, calls and principal paydowns of
securities available for sale	74,679	57,970	112,624
Purchases of securities available for sale	(91,810)	(73,361)	(167,450)
Purchase of life insurance	(2,629)	(3,181)	(140)
Proceeds from loans sold to others	0	4,307	0
Net increase in total loans	(322,114)	(235,165)	(280,717)
Proceeds from sales of land, premises and equipment	701	232	1
Purchases of land, premises and equipment	(9,167)	(6,565)	(7,504)
Proceeds from redemption of Federal Home Loan Bank Stock	1,745	1,319	0
Proceeds from sales of other real estate owned	963	1,426	671
Proceeds from life insurance	738	778	0
Net cash from investing activities	(339,107)	(238,474)	(312,520)
Cash flows from financing activities:
Net increase/(decrease) in total deposits	310,301	327,052	(35,688)
Net increase/(decrease) in short-term borrowings	(20,785)	(101,469)	139,993
Payments on long-term borrowings	(1)	(2)	(15,001)
Common dividends paid	(15,697)	(13,555)	(9,372)
Preferred dividends paid	(13)	(13)	(13)
Proceeds related to equity incentive plans	12	57	903
Purchase of treasury stock	(455)	(444)	(399)
Net cash from financing activities	273,362	211,626	80,423
Net change in cash and cash equivalents	(9,964)	27,533	(169,132)
Cash and cash equivalents at beginning of the year	90,638	63,105	232,237
Cash and cash equivalents at end of the year	$80,674	$90,638	$63,105
Cash paid during the year for:
Interest	$15,786	$14,957	$19,137
Income taxes	21,566	21,185	17,280
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	853	1,101	491
Property transferred to held for sale	0	249	0

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

The Company provides financial services through the Bank, a full-service commercial bank with 47 branch offices in fourteen counties in Northern and Central Indiana. The Company provides commercial, retail, trust and investment services to its customers. Commercial products include commercial loans and technology-driven solutions to meet commercial customers’ treasury management needs such as internet business banking and on-line treasury management services. Retail banking clients are provided a wide array of traditional retail banking services, including lending, deposit and investment services. Retail lending programs are focused on mortgage loans, home equity lines of credit and traditional retail installment loans. The Company provides credit card services to retail and commercial customers through its retail card program and merchant processing activity. The Company provides wealth advisory and trust clients with traditional personal and corporate trust services. The Company also provides retail brokerage services, including an array of financial and investment products such as annuities and life insurance. Other financial instruments, which represent potential concentrations of credit risk, include deposit accounts in other financial institutions.

Use of Estimates:

To prepare financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and future results could differ.

Cash Flows:

Cash and cash equivalents include cash, demand deposits in other financial institutions and short-term investments and certificates of deposit with maturities of 90 days or less. Cash flows are reported net for customer loan and deposit transactions, and short-term borrowings.

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

The recorded investment in loans is the loan balance plus unamortized net deferred loan costs less unamortized net deferred loan fees. The total amount of accrued interest on loans as of December 31, 2015 and 2014 was $7.0 million and $6.2 million.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments in Limited Partnerships:

The Company enters into and invests in limited partnerships in order to invest in affordable housing projects for the primary purpose of obtaining available tax benefits. The Company is a limited partner in these investments and, as such, the Company is not involved in the management or operation of such investments. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the partnership’s earnings or losses in its income statement and adjusts the carrying amount of the investments on the consolidated balance sheet. These investments are evaluated for impairment when events indicate the carrying amount may not be recoverable. The investments recorded at December 31, 2015 and 2014 were $3.4 million and $3.7 million, respectively and are included with other assets in the consolidated balance sheet. The Company also has a commitment to fund an additional $912,000 in one of the limited partnerships, which is included with other liabilities in the consolidated balance sheet.

Foreclosed Assets:

Assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed. At December 31, 2015 and 2014, the balance of other real estate owned was $210,000 and $284,000 and are included with other assets on the consolidated balance sheet.

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

The carrying value of mortgage servicing rights was $2.6 million and $2.4 million as of December 31, 2015 and 2014.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $335.8 million and $330.3 million at December 31, 2015 and 2014. Custodial escrow balances maintained in connection with serviced loans were $1.4 million and $1.3 million at year end 2015 and 2014, respectively.

Servicing fee income/(loss), which is included in loan, insurance and service fees on the income statement, is recorded for fees earned for servicing loans. Fees earned for servicing loans are based on a contractual percentage of the outstanding principal amount of the loan and are recorded as income when earned. The amortization of servicing rights is netted against mortgage banking income. Servicing fees totaled $957,000, $930,000 and $816,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Late fees and ancillary fees related to loan servicing are not material.

Transfers of Financial Assets:

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Interest Rate Swap Derivatives:

The Company offers a derivative product to certain creditworthy commercial banking customers. This product allows the commercial banking customers to enter into an agreement with the Company to swap a variable rate loan to a fixed rate. These derivative products are designed to reduce, eliminate or modify the borrower's interest rate exposure. The extension of credit incurred in connection with these derivative products is subject to the same approval and underwriting standards as traditional credit products. The Company limits its risk exposure by simultaneously entering into a similar, offsetting swap agreement with a separate, well-capitalized and highly rated counterparty previously approved by the Company’s Asset Liability Committee. By using these interest rate swap arrangements, the Company is also better insulated from the interest rate risk associated with underwriting fixed-rate loans and is better able to meet customer demand for fixed rate loans. These derivative contracts are not designated against specific assets or liabilities and, therefore, do not qualify for hedge accounting. The derivatives are recorded as assets and liabilities on the balance sheet at fair value with changes in fair value recorded in other income for both the commercial banking customer swaps and the related offsetting swaps. The fair value of the derivative instruments incorporates a consideration of credit risk (in accordance with ASC 820), resulting in some potential volatility in earnings each period.

The notional amount of the combined interest rate swaps with customers and counterparties at December 31, 2015 and 2014 was $162.5 million and $162.8 million. The fair value of the interest rate swap asset was $1.7 million and $1.2 million and the fair value of the interest rate swap liability was $1.7 million and $1.2 million, respectively at December 31, 2015 and 2014.

Bank Owned Life Insurance:

At December 31, 2015 and 2014, the Company owned $67.6 million and $64.7 million of life insurance policies on certain officers to provide a life insurance benefit for these officers. At December 31, 2015 and 2014 the Company also owned $2.1 million and $1.9 million of variable life insurance on certain officers related to a deferred compensation plan. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, i.e., the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.

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

Earnings Per Common Share:

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The common shares included in treasury stock for 2015 and 2014 include 95,607 and 84,703 shares, respectively, of Company common stock that has been purchased under the directors’ deferred compensation plan described above. Because these shares are held in trust for the participants, they are treated as outstanding when computing the weighted-average common shares outstanding for the calculation of both basic and diluted earnings per share.

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

Restrictions on Cash:

The Company was required to have $2.3 million and $9.6 million of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year-end 2015 and 2014. The Company met this requirement both years.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In January 2016, the FASB amended existing accounting guidance related to the recognition and measurement of financial assets and financial liabilities. These amendments make targeted improvements to U.S. GAAP as follows:  (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. (3) Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. (4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. (5) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. (6) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. (7) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivable) on the balance sheet or the accompanying notes to the financial statements. (8) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This guidance will be effective for the Company beginning January 1, 2018 and should be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. Adopting this standard is not expected to have a significant impact on the Company’s financial condition or results of operations.

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
2015
U.S. Treasury securities	$988	$15	$0	$1,003
U.S. government sponsored agencies	7,178	19	(77)	7,120
Agency residential mortgage-backed securities	357,984	5,087	(2,399)	360,672
State and municipal securities	105,753	3,773	(250)	109,276
Total	$471,903	$8,894	$(2,726)	$478,071

2014
U.S. Treasury securities	$986	$18	$0	$1,004
Agency residential mortgage-backed securities	366,596	7,178	(1,679)	372,095
State and municipal securities	99,399	3,857	(444)	102,812
Total	$466,981	$11,053	$(2,123)	$475,911

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of December 31, 2015 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$1,996	$2,020
Due after one year through five years	21,715	22,411
Due after five years through ten years	49,708	51,757
Due after ten years	40,500	41,211
	113,919	117,399
Mortgage-backed securities	357,984	360,672
Total debt securities	$471,903	$478,071

         Security proceeds, gross gains and gross losses for 2015, 2014 and 2013 were as follows:

(dollars in thousands)	2015	2014	2013
Sales of securities available for sale
Proceeds	$7,787	$13,766	$29,995
Gross gains	42	3	1,077
Gross losses	0	231	972

The Company sold two securities with a total book value of $7.7 million and a total fair value of $7.8 million during 2015. The Company sold four securities with a total book value of $14.0 million and a total fair value of $13.8 million during 2014. The remaining gains during 2014 were from calls. The Company sold twelve securities with a total book value of $29.9 million and a total fair value of $30.0 million during 2013. The sales included the four remaining non-agency residential mortgage-backed securities. The remaining gains during 2013 were from calls.

Securities with carrying values of $122.7 million and $202.4 million were pledged as of December 31, 2015 and 2014, as collateral for securities sold under agreements to repurchase, borrowings from the FHLB and for other purposes as permitted or required by law.

NOTE 2 – SECURITIES (continued)

Information regarding securities with unrealized losses as of December 31, 2015 and 2014 is presented below. The tables distribute the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
2015
U.S. government sponsored agencies	$0	$0	$3,895	$(77)	$3,895	$(77)
Agency residential mortgage-backed
securities	151,792	(1,521)	30,116	(878)	181,908	(2,399)
State and municipal securities	11,364	(78)	8,326	(172)	19,690	(250)
Total temporarily impaired	$163,156	$(1,599)	$42,337	$(1,127)	$205,493	$(2,726)

2014
Agency residential mortgage-backed
securities	$33,420	$(148)	$102,512	$(1,531)	$135,932	$(1,679)
State and municipal securities	2,458	(28)	16,391	(416)	18,849	(444)
Total temporarily impaired	$35,878	$(176)	$118,903	$(1,947)	$154,781	$(2,123)

         The number of securities with unrealized losses as of December 31, 2015 and 2014 is presented below.

	Less than	12 months
	12 months	or more	Total
2015
U.S. government sponsored agencies	0	1	1
Agency residential mortgage-backed securities	46	9	55
State and municipal securities	21	12	33
Total temporarily impaired	67	22	89

2014
Agency residential mortgage-backed securities	9	27	36
State and municipal securities	8	29	37
Total temporarily impaired	17	56	73

         There were no debt securities with credit losses recognized in income during 2015, 2014 or 2013.

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

NOTE 3 – LOANS

Total loans outstanding as of the years ended December 31, 2015 and 2014 consisted of the following:

(dollars in thousands)	2015	2014
Commercial and industrial loans:
Working capital lines of credit loans	$581,025	$544,043
Non-working capital loans	598,487	491,330
Total commercial and industrial loans	1,179,512	1,035,373

Commercial real estate and multi-family residential loans:
Construction and land development loans	230,719	156,636
Owner occupied loans	412,026	403,154
Nonowner occupied loans	407,883	394,458
Multi-family loans	79,425	71,811
Total commercial real estate and multi-family residential loans	1,130,053	1,026,059

Agri-business and agricultural loans:
Loans secured by farmland	164,375	137,407
Loans for agricultural production	141,719	136,380
Total agri-business and agricultural loans	306,094	273,787

Other commercial loans	85,075	75,715
Total commercial loans	2,700,734	2,410,934

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	158,062	145,167
Open end and junior lien loans	163,700	150,220
Residential construction and land development loans	9,341	6,742
Total consumer 1-4 family mortgage loans	331,103	302,129

Other consumer loans	49,113	49,541
Total consumer loans	380,216	351,670
Subtotal	3,080,950	2,762,604
Less: Allowance for loan losses	(43,610)	(46,262)
Net deferred loan fees	(21)	(284)
Loans, net	$3,037,319	$2,716,058

The recorded investment in loans does not include accrued interest.

The Company had $301,000 in residential real estate loans in process of foreclosure as of December 31, 2015.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity and balance in the allowance for loan losses by portfolio segment for the year ended December 31, 2015, 2014 and 2013:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2015
Beginning balance	$22,785	$14,153	$1,790	$276	$3,459	$483	$3,316	$46,262
Provision for loan losses	(117)	(673)	635	420	246	(35)	(476)	0
Loans charged-off	(1,320)	(1,114)	0	(122)	(362)	(255)	0	(3,173)
Recoveries	216	107	20	0	52	126	0	521
Net loans charged-off	(1,104)	(1,007)	20	(122)	(310)	(129)	0	(2,652)
Ending balance	$21,564	$12,473	$2,445	$574	$3,395	$319	$2,840	$43,610

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2014
Beginning balance	$21,005	$18,556	$1,682	$391	$3,046	$608	$3,509	$48,797
Provision for loan losses	2,307	(2,771)	88	(115)	699	(15)	(193)	0
Loans charged-off	(1,441)	(2,560)	0	0	(439)	(245)	0	(4,685)
Recoveries	914	928	20	0	153	135	0	2,150
Net loans charged-off	(527)	(1,632)	20	0	(286)	(110)	0	(2,535)
Ending balance	$22,785	$14,153	$1,790	$276	$3,459	$483	$3,316	$46,262

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2013
Beginning balance	$22,342	$20,812	$1,403	$240	$2,682	$609	$3,357	$51,445
Provision for loan losses	(788)	(564)	267	151	620	162	152	0
Loans charged-off	(1,062)	(2,069)	(200)	0	(382)	(339)	0	(4,052)
Recoveries	513	377	212	0	126	176	0	1,404
Net loans charged-off	(549)	(1,692)	12	0	(256)	(163)	0	(2,648)
Ending balance	$21,005	$18,556	$1,682	$391	$3,046	$608	$3,509	$48,797

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following tables present balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015 and 2014:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2015
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,781	$465	$0	$5	$358	$50	$0	$3,659
Collectively evaluated for impairment	18,783	12,008	2,445	569	3,037	269	2,840	39,951
Total ending allowance balance	$21,564	$12,473	$2,445	$574	$3,395	$319	$2,840	$43,610

Loans:
Loans individually evaluated for impairment	$8,286	$9,823	$471	$12	$1,927	$60	$0	$20,579
Loans collectively evaluated for impairment	1,171,407	1,119,150	305,707	85,059	330,072	48,955	0	3,060,350
Total ending loans balance	$1,179,693	$1,128,973	$306,178	$85,071	$331,999	$49,015	$0	$3,080,929

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2014
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,306	$1,531	$14	$15	$482	$73	$0	$5,421
Collectively evaluated for impairment	19,479	12,622	1,776	261	2,977	410	3,316	40,841
Total ending allowance balance	$22,785	$14,153	$1,790	$276	$3,459	$483	$3,316	$46,262

Loans:
Loans individually evaluated for impairment	$14,702	$13,005	$486	$30	$3,614	$127	$0	$31,964
Loans collectively evaluated for impairment	1,020,897	1,011,858	273,388	75,684	299,189	49,340	0	2,730,356
Total ending loans balance	$1,035,599	$1,024,863	$273,874	$75,714	$302,803	$49,467	$0	$2,762,320

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$20	$20	$0
Non-working capital loans	2,390	623	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	3,762	3,223	0
Nonowner occupied loans	4,894	4,898	0
Agri-business and agricultural loans:
Loans secured by farmland	969	471	0
Consumer 1-4 family loans:
Closed end first mortgage loans	45	45	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,318	1,318	535
Non-working capital loans	8,617	6,325	2,246
Commercial real estate and multi-family residential loans:
Construction and land development loans	364	364	71
Owner occupied loans	949	949	232
Multifamily loans	389	389	162
Other commercial loans	12	12	5
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,695	1,629	331
Open end and junior lien loans	253	253	27
Other consumer loans	60	60	50
Total	$25,737	$20,579	$3,659

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014:

	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$21	$21	$0
Non-working capital loans	1,673	279	0
Commercial real estate and multi-family residential loans:
Construction and land development loans	526	526	0
Owner occupied loans	554	374	0
Nonowner occupied loans	3,030	3,036	0
Agri-business and agricultural loans:
Loans secured by farmland	603	283	0
Consumer 1-4 family loans:
Closed end first mortgage loans	724	712	0
Open end and junior lien loans	317	317	0
Residential construction loans	129	129	0
Other consumer loans	1	1	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,409	1,408	837
Non-working capital loans	15,557	12,994	2,469
Commercial real estate and multi-family residential loans:
Construction and land development loans	449	448	107
Owner occupied loans	5,298	5,297	1,213
Nonowner occupied loans	3,324	3,324	211
Agri-business and agricultural loans:
Loans secured by farmland	381	203	14
Other commercial loans	30	30	15
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,505	2,375	474
Open end and junior lien loans	81	81	8
Other consumer loans	126	126	73
Total	$36,738	$31,964	$5,421

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$21	$0	$0
Non-working capital loans	619	2	2
Commercial real estate and multi-family residential loans:
Construction and land development loans	132	0	0
Owner occupied loans	2,336	8	9
Nonowner occupied loans	4,635	105	108
Agri-business and agricultural loans:
Loans secured by farmland	426	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	261	0	0
Open end and junior lien loans	189	0	0
Residential construction loans	11	0	0
Other consumer loans	3	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,133	24	23
Non-working capital loans	8,705	326	333
Commercial real estate and multi-family residential loans:
Construction and land development loans	382	16	17
Owner occupied loans	3,050	13	13
Nonowner occupied loans	817	0	0
Multifamily loans	32	0	0
Agri-business and agricultural loans:
Loans secured by farmland	50	0	0
Other commercial loans	3	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,357	60	60
Open end and junior lien loans	82	0	0
Other consumer loans	100	4	4
Total	$25,344	$558	$569

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$154	$1	$1
Non-working capital loans	174	1	1
Commercial real estate and multi-family residential loans:
Construction and land development loans	265	0	0
Owner occupied loans	218	0	0
Nonowner occupied loans	1,019	139	139
Agri-business and agricultural loans:
Loans secured by farmland	240	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	697	0	0
Open end and junior lien loans	210	0	0
Residential construction loans	139	0	0
Other consumer loans	1	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,845	66	57
Non-working capital loans	13,806	513	513
Commercial real estate and multi-family residential loans:
Construction and land development loans	1,977	45	46
Owner occupied loans	3,416	72	70
Nonowner occupied loans	7,220	0	0
Agri-business and agricultural loans:
Loans secured by farmland	381	0	0
Other commercial loans	5	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,680	74	77
Open end and junior lien loans	63	0	0
Other consumer loans	98	2	2
Total	$34,608	$913	$906

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$64	$0	$0
Non-working capital loans	8	0	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	482	0	0
Agri-business and agricultural loans:
Loans secured by farmland	512	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	379	0	0
Open end and junior lien loans	35	0	0
Residential construction loans	39	0	0
Other consumer loans	1	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	2,934	50	52
Non-working capital loans	13,957	540	544
Commercial real estate and multi-family residential loans:
Construction and land development loans	3,537	84	92
Owner occupied loans	3,771	109	118
Nonowner occupied loans	20,108	337	344
Multifamily loans	48	0	0
Agri-business and agricultural loans:
Loans secured by farmland	442	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,488	56	68
Open end and junior lien loans	70	0	0
Other consumer loans	90	1	1
Total	$48,965	$1,177	$1,219

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$579,081	$350	$0	$913	$1,263	$580,344
Non-working capital loans	595,154	0	0	4,195	4,195	599,349
Commercial real estate and multi-family
residential loans:
Construction and land development loans	230,336	0	0	0	0	230,336
Owner occupied loans	407,229	310	0	4,172	4,482	411,711
Nonowner occupied loans	404,146	423	0	3,000	3,423	407,569
Multi-family loans	79,357	0	0	0	0	79,357
Agri-business and agricultural loans:
Loans secured by farmland	163,911	0	0	471	471	164,382
Loans for agricultural production	141,706	90	0	0	90	141,796
Other commercial loans	85,071	0	0	0	0	85,071
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	156,525	1,187	0	49	1,236	157,761
Open end and junior lien loans	164,582	83	0	253	336	164,918
Residential construction loans	9,320	0	0	0	0	9,320
Other consumer loans	48,687	328	0	0	328	49,015
Total	$3,065,105	$2,771	$0	$13,053	$15,824	$3,080,929

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$543,613	$0	$0	$632	$632	$544,245
Non-working capital loans	487,655	0	101	3,598	3,699	491,354
Commercial real estate and multi-family
residential loans:
Construction and land development loans	155,711	0	0	526	526	156,237
Owner occupied loans	399,028	800	0	3,049	3,849	402,877
Nonowner occupied loans	390,394	31	0	3,629	3,660	394,054
Multi-family loans	71,695	0	0	0	0	71,695
Agri-business and agricultural loans:
Loans secured by farmland	136,923	0	0	485	485	137,408
Loans for agricultural production	136,466	0	0	0	0	136,466
Other commercial loans	75,684	0	0	30	30	75,714
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	142,615	1,198	20	1,051	2,269	144,884
Open end and junior lien loans	150,551	235	9	398	642	151,193
Residential construction loans	6,597	0	0	129	129	6,726
Other consumer loans	49,308	108	0	51	159	49,467
Total	$2,746,240	$2,372	$130	$13,578	$16,080	$2,762,320

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $2.3 million and $3.4 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2015 and 2014. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

(dollars in thousands)	2015	2014
Accruing troubled debt restructured loans	$6,260	$16,492
Nonaccrual troubled debt restructured loans	10,914	9,161
Total troubled debt restructured loans	$17,174	$25,653

        During the year ending December 31, 2015, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for at least one year; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

Renewal terms were offered to three borrowers under financial duress which did not require additional compensation or consideration, and the terms offered would not have been readily available in the marketplace for loans bearing similar risk profiles. In these instances, it was determined that a concession had been granted. It is difficult to quantify the concessions granted due to an absence of readily available market terms to be used for comparison. Two were to commercial and industrial working capital loans with recorded investments of $379,000 and $185,000 and the other was to a borrower for a commercial real estate building where the collateral value and cash flows from the company occupying the building did not support the loan with a recorded investment of $788,000.

Additional concessions were granted to borrowers during 2015 with previously identified troubled debt restructured loans.  One loan was for a commercial real estate building where the collateral value and cash flows from the company occupying the building did not support the loan with a recorded investment of $131,000.  Another was to a borrower engaged in land development, where the aggregate recorded investment totaled $238,000. Also, an additional concession was granted to a borrower for a commercial and industrial working capital loan with a recorded investment of $2.5 million. These concessions are not included in table below.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the year ending December 31, 2015 not already noted above:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Working capital lines of credit loans	2	$564	$564
Non-working capital loans	1	783	783	1	12
Commercial real estate and multi-
family residential loans:
Owner occupied loans	2	855	855	1	6
Consumer 1-4 family loans:
Closed end first mortgage loans	1	65	65	1	208
Total	6	$2,267	$2,267	3	6-208

        For the period ending December 31, 2015, the commercial and industrial troubled debt restructurings described above increased the allowance for loan losses by $74,000, the commercial real estate and multi-family residential loan troubled debt restructurings decreased the allowance for loan losses by $18,000 and the consumer 1-4 family loan troubled debt restructuring described above increased the allowance by $9,000.

No charge-offs resulted from any troubled debt restructurings described above during the period ending December 31, 2015.

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

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending December 31:

	2015		2014		2013
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Troubled Debt Restructurings that Subsequently Defaulted
Commercial and industrial loans:
Non-working capital loans	1	$755	0	$0	0	$0
Commercial real estate and multi-family residential loans:
Construction and land development loans	0	0	0	0	1	763
Total	1	$755	0	$0	1	$763

        A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The non-working capital troubled debt restructurings that subsequently defaulted, as described above, increased the allowance for loan losses by $76,000 and did not result in any charge-offs during the period ending December 31, 2015.

The construction and land development troubled debt restructurings that subsequently defaulted, as described above, decreased the allowance for loan losses by $170,000 and did not result in any charge-offs during the period ending December 31, 2013.

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

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as Not Rated are consumer loans or commercial loans with consumer characteristics included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$538,899	$32,601	$8,844	$0	$0	$580,344
Non-working capital loans	549,771	35,910	10,566	0	3,102	599,349
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	227,996	2,340	0	0	0	230,336
Owner occupied loans	378,847	23,522	9,342	0	0	411,711
Nonowner occupied loans	394,387	10,953	2,229	0	0	407,569
Multi-family loans	78,968	0	389	0	0	79,357
Agri-business and agricultural loans:
Loans secured by farmland	163,911	0	471	0	0	164,382
Loans for agricultural production	141,796	0	0	0	0	141,796
Other commercial loans	85,056	0	12	0	3	85,071
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	43,231	126	1,769	0	112,635	157,761
Open end and junior lien loans	8,373	0	1,616	0	154,929	164,918
Residential construction loans	0	0	0	0	9,320	9,320
Other consumer loans	13,940	0	60	0	35,015	49,015
Total	$2,625,175	$105,452	$35,298	$0	$315,004	$3,080,929

NOTE 4 – ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY (continued)

As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$504,806	$28,485	$10,343	$611	$0	$544,245
Non-working capital loans	436,735	31,781	20,324	0	2,514	491,354
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	150,442	1,033	4,762	0	0	156,237
Owner occupied loans	369,520	20,960	12,397	0	0	402,877
Nonowner occupied loans	375,702	12,512	5,840	0	0	394,054
Multi-family loans	71,695	0	0	0	0	71,695
Agri-business and agricultural loans:
Loans secured by farmland	136,923	0	485	0	0	137,408
Loans for agricultural production	136,466	0	0	0	0	136,466
Other commercial loans	75,680	0	30	0	4	75,714
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	39,156	0	2,199	0	103,529	144,884
Open end and junior lien loans	8,400	291	2,015	0	140,487	151,193
Residential construction loans	0	0	0	0	6,726	6,726
Other consumer loans	15,879	290	75	0	33,223	49,467
Total	$2,321,404	$95,352	$58,470	$611	$286,483	$2,762,320

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

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Securities pricing is obtained from a third party pricing service and a representative sample of security prices is tested at least annually against prices from another third party provider and reviewed with a market value price tolerance variance of +/-3%. If any securities fall outside the tolerance threshold, they are reviewed in more detail to determine why the variance exists. The percentage deviation of the market value exceptions to the total market value of the sample is applied to the entire portfolio to determine if the exceptions are material and additional security prices need to be tested. Changes in market value are reviewed monthly in aggregate yield by security type and any material differences are reviewed to determine why they exist. At least annually, the pricing methodology of the pricing service is received and reviewed to support the fair value levels used by the Company. A detailed pricing evaluation is requested and reviewed on any security determined to be fair valued using unobservable inputs by the pricing service.

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

Mortgage servicing rights:  As of December 31, 2015, the fair value of the Company’s Level 3 servicing assets for residential mortgage loans (“MSRs”) was $3.4 million, none of which are currently impaired and therefore are carried at amortized cost. These residential mortgage loans have a weighted average interest rate of 3.95%, a weighted average maturity of 19 years and are secured by homes generally within the Company’s market area of Northern Indiana. A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach. The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income. The most significant assumption used to value MSRs is prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates. The most significant unobservable assumption is the discount rate. At December 31, 2015, the constant prepayment speed (“PSA”) used was 181 and discount rate used was 9.4%. At December 31, 2014, the PSA used was 212 and the discount rate used was 9.4%.

At December 31, 2015, the sensitivity of the current fair value of MSRs to an immediate 10% and 20% adverse change in the PSA and discount rate was ($131,000) and ($252,000), respectively for the PSA, and was ($104,000) and ($203,000), respectively for the discount rate. These sensitivities are hypothetical and should not be relied upon. As the figures indicate, changes in value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the value of the MSR is calculated without changing any other assumption; however, in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which might magnify or counteract the sensitivities.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2015
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$1,003	$0	$0	$1,003
U.S. government sponsored agency securities	0	7,120	0	7,120
Mortgage-backed securities	0	360,672	0	360,672
State and municipal securities	0	108,725	551	109,276
Total Securities	1,003	476,517	551	478,071
Mortgage banking derivative	0	165	0	165
Interest rate swap derivative	0	1,732	0	1,732
Total assets	$1,003	$478,414	$551	$479,968

Liabilities
Mortgage banking derivative	0	1	0	1
Interest rate swap derivative	0	1,748	0	1,748
Total liabilities	$0	$1,749	$0	$1,749

	December 31, 2014
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$1,004	$0	$0	$1,004
Mortgage-backed securities	0	372,095	0	372,095
State and municipal securities	0	101,962	850	102,812
Total Securities	1,004	474,057	850	475,911
Mortgage banking derivative	0	96	0	96
Interest rate swap derivative	0	1,191	0	1,191
Total assets	$1,004	$475,344	$850	$477,198

Liabilities
Mortgage banking derivative	0	11	0	11
Interest rate swap derivative	0	1,242	0	1,242
Total liabilities	$0	$1,253	$0	$1,253

        There were no transfers between Level 1 and Level 2 during 2015 and 2014.

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014:

	State and Municipal Securities
(dollars in thousands)	2015	2014
Balance of recurring Level 3 assets at January 1	$850	$975
Transfers into Level 3	0	0
Changes in fair value of securities
included in other comprehensive income	(4)	0
Principal payments	(295)	(125)
Sales	0	0
Balance of recurring Level 3 assets at December 31	$551	$850
The state and municipal securities measured at fair value included below are nonrated Indiana municipal revenue bonds and are not actively traded.

Quantitative Information about Level 3 Fair Value Measurements
				Range of
	Fair Value at			Inputs
(dollars in thousands)	12/31/2015	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$551	Price to type, par, call	Discount to benchmark index	0-5%
				(2.82%)

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

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	December 31, 2015
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$753	$753
Non-working capital loans	0	0	2,083	2,083
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	293	293
Owner occupied loans	0	0	717	717
Multifamily loans	0	0	227	227
Other commercial loans	0	0	7	7
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	245	245
Open end and junior lien loans	0	0	226	226
Total impaired loans	$0	$0	$4,551	$4,551
Other real estate owned	0	0	75	75
Total assets	$0	$0	$4,626	$4,626

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	December 31, 2014
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$0	$0	$531	$531
Non-working capital loans	0	0	2,257	2,257
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	341	341
Owner occupied loans	0	0	4,084	4,084
Nonowner occupied loans	0	0	3,113	3,113
Agri-business and agricultural loans:
Loans secured by farmland	0	0	189	189
Other commercial loans	0	0	15	15
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	399	399
Open end and junior lien loans	0	0	73	73
Other consumer loans	0	0	29	29
Total impaired loans	$0	$0	$11,031	$11,031
Other real estate owned	0	0	75	75
Total assets	$0	$0	$11,106	$11,106

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2015:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$2,836	Collateral based	Discount to reflect	46%	(5% - 100%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	1,237	Collateral based	Discount to reflect	31%	(19% - 53%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Other commercial	7	Collateral based	Discount to reflect	43%
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Consumer 1-4 family mortgage	471	Collateral based	Discount to reflect	26%	(11% - 42%)
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	75	Appraisals	Discount to reflect	49%
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

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $6.9 million, with a valuation allowance of $2.4 million at December 31, 2015, resulting in a net reduction in provision for loan losses of $1.1 million for the year ended December 31, 2015. At December 31, 2014, impaired loans had a gross carrying amount of $14.5 million, with a valuation allowance of $3.5 million, resulting in a net reduction in provision for loans losses of $2.8 million for the year ending December 31, 2014.

Other real estate owned measured at fair value less costs to sell, at December 31, 2015 and 2014 had a net carrying amount of $75,000, which is made up of the outstanding balance of $147,000, net of a valuation allowance of $72,000, which was all written down during 2012.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2015. Items which are not financial instruments are not included.

	December 31, 2015
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$80,674	$79,074	$1,602	$0	$80,676
Securities available for sale	478,071	1,003	476,517	551	478,071
Real estate mortgages held for sale	3,294	0	3,340	0	3,340
Loans, net	3,037,319	0	0	3,029,533	3,029,533
Federal Home Loan Bank stock	4,248	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	9,462	3	2,301	7,158	9,462
Financial Liabilities:
Certificates of deposit	(997,514)	0	(1,002,452)	0	(1,002,452)
All other deposits	(2,185,907)	(2,185,907)	0	0	(2,185,907)
Securities sold under agreements
to repurchase	(69,622)	0	(69,622)	0	(69,622)
Other short-term borrowings	(70,000)	0	(70,003)	0	(70,003)
Long-term borrowings	(34)	0	(37)	0	(37)
Subordinated debentures	(30,928)	0	0	(31,211)	(31,211)
Standby letters of credit	(381)	0	0	(381)	(381)
Accrued interest payable	(3,773)	(86)	(3,684)	(3)	(3,773)

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments at December 31, 2014. Items which are not financial instruments are not included.

	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$90,638	$88,663	$1,975	$0	$90,638
Securities available for sale	475,911	1,004	474,057	850	475,911
Real estate mortgages held for sale	1,585	0	1,612	0	1,612
Loans, net	2,716,058	0	0	2,698,767	2,698,767
Federal Home Loan Bank stock	5,993	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	8,662	3	2,312	6,347	8,662
Financial Liabilities:
Certificates of deposit	(870,590)	0	(876,953)	0	(876,953)
All other deposits	(2,002,530)	(2,002,530)	0	0	(2,002,530)
Securities sold under agreements
to repurchase	(54,907)	0	(54,907)	0	(54,907)
Federal funds purchased	(500)	0	(500)	0	(500)
Other short-term borrowings	(105,000)	0	(105,001)	0	(105,001)
Long-term borrowings	(35)	0	(40)	0	(40)
Subordinated debentures	(30,928)	0	0	(31,212)	(31,212)
Standby letters of credit	(379)	0	0	(379)	(379)
Accrued interest payable	(2,946)	(109)	(2,834)	(3)	(2,946)

        The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and cash equivalents – The carrying amount of cash and cash equivalents approximate fair value and are classified as Level 1, with the exception of certificates of deposits, which are estimated using discounted cash flow analysis using current market rates applied to the estimated life resulting in a Level 2 classification.

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

NOTE 6 – LAND, PREMISES AND EQUIPMENT, NET

Land, premises and equipment and related accumulated depreciation were as follows at December 31, 2015 and 2014:

(dollars in thousands)	2015	2014
Land	$14,583	$12,937
Premises	35,760	31,953
Equipment	24,997	26,829
Total cost	75,340	71,719
Less accumulated depreciation	28,656	29,736
Land, premises and equipment, net	$46,684	$41,983

        The Company had land, premises and equipment of $249,000 held for sale and included in other assets as of December 31, 2015 and 2014.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There have been no changes in the $5.0 million carrying amount of goodwill since 2002.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two step impairment test. Step 1 of the impairment test includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. The Company determined the fair value of our reporting unit and compared it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test. Our annual impairment analysis as of May 31, 2015, indicated that the Step 2 analysis was not necessary. Circumstances did not substantially change during the second half of the year such that the Company did not believe it was necessary to do an additional impairment analysis.

NOTE 8 – DEPOSITS

The following table details certain types of deposits as of December 31, 2015 and 2014:

(dollars in thousands)	2015	2014
Time deposits of $100,000 to $250,000	$248,711	$254,137
Time deposits of $250,000 or more	489,543	331,074
Public fund deposits	891,065	748,563
Brokered deposits	148,040	142,429

At December 31, 2015, the scheduled maturities of time deposits were as follows:

(dollars in thousands)	Amount
Maturing in 2016	$693,136
Maturing in 2017	210,102
Maturing in 2018	22,576
Maturing in 2019	36,869
Maturing in 2020	34,319
Thereafter	512
Total time deposits	$997,514

NOTE 9 – BORROWINGS

Long-term borrowings at December 31 consisted of:

(dollars in thousands)	2015	2014
Federal Home Loan Bank of Indianapolis Notes, 6.15%, Due January 15, 2018	$34	$35

Long-term borrowings mature as follows:

(dollars in thousands)	Amount
2016	0
2017	0
2018	34
2019	0
2020	0
Thereafter	0

Other short-term borrowings consisted of:

(dollars in thousands)	2015	2014
Federal Home Loan Bank of Indianapolis Notes, 0.58%, Due June 28, 2016	$70,000	$0
Federal Home Loan Bank of Indianapolis Notes, 0.43%, Due June 29, 2015	0	105,000
Total	$70,000	$105,000

        The outstanding FHLB advance at December 31, 2015 of $70.0 million may be prepaid with no penalty. All FHLB notes require monthly interest payments and are secured by residential real estate loans and securities with a carrying value of $299.4 million and $353.9 million at December 31, 2015 and 2014. At December 31, 2015, the Company owned $4.2 million of FHLB stock, which also secures debts owed to the FHLB of $70.0 million. The Company is authorized by the Board of Directors to borrow up to $800.0 million at the FHLB, but availability is limited to $73.1 million based on collateral and outstanding borrowings. Federal Reserve Discount Window borrowings were secured by commercial loans with a carrying value of $182.7 million as of December 31, 2015. The Company had a borrowing capacity of $131.7 million at the Federal Reserve Bank at December 31, 2015. There were no borrowings outstanding at the Federal Reserve Bank at December 31, 2015 and 2014.

Securities sold under agreements to repurchase (“repo accounts”) represent collateralized borrowings with customers located primarily within the Company’s service area. Substantially all repo accounts mature on demand, with the remaining maturing in less than one year. Repo accounts are not covered by federal deposit insurance and are secured by securities owned. The Company retains the right to substitute similar type securities and has the right to withdraw all excess collateral applicable to repo accounts whenever the collateral values are in excess of the related repurchase liabilities. However, as a means of mitigating market risk, the Company maintains excess collateral to cover normal changes in the repurchase liability by monitoring daily usage. At December 31, 2015, there were no material amounts of securities at risk with any one customer. The Company maintains control of these securities through the use of third-party safekeeping arrangements.

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

(dollars in thousands)	2015	2014	2013
Securities sold under agreements to repurchase
Outstanding at year end	$69,622	$54,907	$104,876
Approximate average interest rate at year end	0.21%	0.18%	0.29%
Highest amount outstanding as of any month end
during the year	$82,817	$96,236	$114,312
Approximate average outstanding during the year	$63,880	$78,120	$107,252
Approximate average interest rate during the year	0.19%	0.24%	0.32%

Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $117.5 million and $94.2 million at year-end 2015 and 2014. Additional information concerning recognition of these liabilities is disclosed in Note 17.

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

Subject to the Company having received prior approval of the Federal Reserve, if required, the Company may redeem the subordinated debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any interest payment date on or after October 1, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures must be redeemed no later than 2033. These securities are considered Tier I capital (with certain limitations applicable) under current regulatory guidelines and, subject to certain limitations, will also be considered Tier 1 capital under Basel III. The floating rate of the trust preferred securities and subordinated debentures are equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 3.05%, which was 3.6567%, 3.3051% and 3.2966% December 31, 2015, 2014 and 2013, respectively.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS

In April 2000, the Lakeland Financial Corporation Pension Plan was frozen. The Company also maintains a Supplemental Executive Retirement Plan (“SERP”) for select officers that was established as a funded, non-qualified deferred compensation plan. Currently, seven retired officers are the only participants in the SERP. The measurement date for both the pension plan and SERP is December 31, 2015 and 2014.

Information as to the Company’s employee benefit plans at December 31, 2015 and 2014 is as follows:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2015	2014	2015	2014
Change in benefit obligation:
Beginning benefit obligation	$2,785	$2,454	$1,267	$1,096
Interest cost	103	119	46	50
Actuarial (gain)/loss	135	398	47	258
Benefits paid	(228)	(186)	(137)	(137)
Ending benefit obligation	2,795	2,785	1,223	1,267

Change in plan assets (primarily equity and fixed
income investments and money market funds),
at fair value:
Beginning plan assets	1,841	1,700	1,014	1,068
Actual return	(7)	121	1	79
Employer contribution	304	206	110	4
Benefits paid	(228)	(186)	(137)	(137)
Ending plan assets	1,910	1,841	988	1,014
Funded status at end of year	$(885)	$(944)	$(235)	$(253)

        Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2015	2014	2015	2014
Funded status included in other liabilities	$(885)	$(944)	$(235)	$(253)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		SERP Benefits
(dollars in thousands)	2015	2014	2015	2014
Net actuarial loss	$1,966	$1,925	$852	$812

The accumulated benefit obligation for the pension plan was $2.8 million for both December 31, 2015 and 2014. The accumulated benefit obligation for the SERP was $1.2 million and $1.3 million, respectively for December 31, 2015 and 2014.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Net pension expense and other amounts recognized in other comprehensive income include the following:

	Pension Benefits			SERP Benefits
(dollars in thousands)	2015	2014	2013	2015	2014	2013
Net pension expense:
Service cost	$0	$0	$0	$0	$0	$0
Interest cost	103	119	116	46	50	45
Expected return on plan assets	(139)	(125)	(121)	(76)	(73)	(74)
Recognized net actuarial loss	162	117	151	82	80	93
Settlement cost	78	0	91	0	0	0
Net pension expense	$204	$111	$237	$52	$57	$64

Net loss/(gain)	$203	$402	$(510)	$122	$252	$(40)
Amortization of net loss	(162)	(117)	(151)	(82)	(80)	(93)
Total recognized in other comprehensive
income	$41	$285	$(661)	$40	$172	$(133)
Total recognized in net pension expense
and other comprehensive income	$245	$396	$(424)	$92	$229	$(69)

        The estimated net loss (gain) for the defined benefit pension plan and SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $135,000 for the pension plan and $80,000 for the SERP. The settlement cost was related to participants taking lump sum distributions from the pension plan during 2015 and 2013.

For 2015, 2014 and 2013, the assumed form of payment elected by active participants upon retirement was changed from a single life annuity to a lump sum to reflect participant trends. The lump sum assumed interest rates below for December 31, 2015, 2014 and 2013 reflect the mortality table in effect for 2016, 2015 and 2014, respectively. For 2015, the mortality assumption was changed to the RP-2014 Mortality Table projected to 2024 with Projection Scale MP-2015 as of December 31, 2015 to reflect improved mortality expectations. For 2014, the mortality assumption was changed to the RP-2014 Mortality Table projected to 2024 with Projection Scale MP-2014 as of December 31, 2014 to reflect improved mortality expectations.

	Pension Benefits			SERP Benefits
	2015	2014	2013	2015	2014	2013
The following assumptions were used in calculating the net benefit obligation:

Weighted average discount rate	3.96%	3.61%	5.00%	3.96%	3.61%	5.00%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Lump sum assumed interest rates
First 5 years	1.61%	1.29%	1.24%	N/A	N/A	N/A
Next 15 years	4.02%	3.81%	4.47%	N/A	N/A	N/A
All future years	5.03%	4.88%	5.52%	N/A	N/A	N/A

The following assumptions were used in calculating the net pension expense:

Weighted average discount rate	3.61%	5.00%	4.00%	3.61%	5.00%	4.00%
Rate of increase in future compensation	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%

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

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The weighted average expected long-term rate of return on pension plan and SERP assets is developed in consultation with the plans actuary. It is primarily based upon industry trends and consensus rates of return which are then adjusted to reflect the specific asset allocations and historical rates of return of the Company's plan assets. The following assumptions were used in determining the total long term rate of return:  equity securities were assumed to have a long-term rate of return of approximately 9.90% and debt securities were assumed to have a long-term rate of return of approximately 4.80%. These rates of return were adjusted to reflect an approximate target allocation of 60% equity securities and 40% debt securities with a small downward adjustment due to investments in the “Other” category, which consist of low yielding money market mutual funds.

Certain asset types and investment strategies are prohibited including, the investment in commodities, options, futures, short sales, margin transactions and non-marketable securities.

The Company's pension plan asset allocation at year-end 2015 and 2014, target allocation for 2016, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan		Weighted
	Target	Assets		Average Expected
	Allocation	at Year End		Long-Term Rate
Asset Category	2016	2015	2014	of Return
Equity securities	55-65%	55%	60%	9.94%
Debt securities	35-45%	35%	35%	4.84%
Other	5-10%	10%	5%	0.25%
Total		100%	100%	7.75%

        The Company's SERP plan asset allocation at year-end 2015 and 2014, target allocation for 2016, and expected long-term rate of return by asset category are as follows:

		Percentage of Plan		Weighted
	Target	Assets		Average Expected
	Allocation	at Year End		Long-Term Rate
Asset Category	2016	2015	2014	of Return
Equity securities	55-65%	58%	65%	9.93%
Debt securities	35-45%	36%	32%	4.83%
Other	5-10%	6%	3%	0.25%
Total		100%	100%	7.75%

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

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The fair values of the Company's pension plan assets at December 31, 2015, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$495	$495	$0	$0
Equity securities - US large cap stock mutual funds	204	204	0	0
Equity securities - US mid cap stock mutual funds	130	130	0	0
Equity securities - US small cap stock mutual funds	46	46	0	0
Equity securities - international stock mutual funds	148	148	0	0
Equity securities - emerging markets stock mutual funds	22	22	0	0
Debt securities - intermediate term bond mutual funds	275	275	0	0
Debt securities - short term bond mutual funds	257	257	0	0
Debt securities - world bond mutual funds	87	87	0	0
Debt securities - commercial	54	0	54	0
Cash - money market account	187	187	0	0
Total	$1,905	$1,851	$54	$0

        Total pension plan assets available for benefits also include $5,000 in accrued interest and dividend income.

The fair values of the Company's pension plan assets at December 31, 2014, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$540	$540	$0	$0
Equity securities - US large cap stock mutual funds	255	255	0	0
Equity securities - US mid cap stock mutual funds	144	144	0	0
Equity securities - US small cap stock mutual funds	25	25	0	0
Equity securities - international stock mutual funds	108	108	0	0
Equity securities - emerging markets stock mutual funds	24	24	0	0
Debt securities - intermediate term bond mutual funds	242	242	0	0
Debt securities - short term bond mutual funds	259	259	0	0
Debt securities - world bond mutual funds	94	94	0	0
Debt securities - commercial	55	0	55	0
Cash - money market account	91	91	0	0
Total	$1,837	$1,782	$55	$0

        Total pension plan assets available for benefits also include $4,000 in accrued interest and dividend income.

There were no significant transfers between Level 1 and Level 2 during 2015 and 2014.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

The fair values of the Company's SERP assets at December 31, 2015, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$125	$125	$0	$0
Equity securities - US large cap stock mutual funds	347	347	0	0
Equity securities - US mid cap stock mutual funds	39	39	0	0
Equity securities - US small cap stock mutual funds	14	14	0	0
Equity securities - international stock mutual funds	49	49	0	0
Debt securities - high yield bond mutual funds	22	22	0	0
Debt securities - intermediate term bond mutual funds	96	96	0	0
Debt securities - short term bond mutual funds	153	153	0	0
Debt securities - world bond mutual funds	30	30	0	0
Debt securities - commercial	58	0	58	0
Cash - money market account	51	51	0	0
Total	$984	$926	$58	$0

        Total SERP plan assets available for benefits also include $4,000 in accrued interest and dividend income.

The fair values of the Company's SERP assets at December 31, 2014, by asset category are as follows:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2 )	(Level 3)
(dollars in thousands)
Equity securities - US large cap common stocks	$144	$144	$0	$0
Equity securities - US large cap stock mutual funds	371	371	0	0
Equity securities - US mid cap stock mutual funds	75	75	0	0
Equity securities - US small cap stock mutual funds	15	15	0	0
Equity securities - international stock mutual funds	54	54	0	0
Debt securities - intermediate term bond mutual funds	65	65	0	0
Debt securities - short term bond mutual funds	169	169	0	0
Debt securities - world bond mutual funds	32	32	0	0
Debt securities - commercial	60	0	60	0
Cash - money market account	26	26	0	0
Total	$1,011	$951	$60	$0

        Total SERP plan assets available for benefits also include $3,000 in accrued interest and dividend income.

There were no significant transfers between Level 1 and Level 2 during 2015 and 2014.

Contributions

The Company expects to contribute $321,000 to its pension plan and $76,000 to its SERP plan in 2016.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT PLANS (continued)

Estimated Future Benefit Payments

The following benefit payments are expected to be paid over the next ten years:

	Pension	SERP
Plan Year	Benefits	Benefits
(dollars in thousands)
2016	$314	$136
2017	186	133
2018	256	129
2019	167	125
2020	192	119
2021-2025	878	498

NOTE 12 – OTHER BENEFIT PLANS

401(k) Plan

The Company maintains a 401(k) profit sharing plan for all employees meeting certain age and service requirements. The 401(k) plan allows employees to contribute up to the maximum amount allowable under the Internal Revenue Code, which are matched based upon the percentage of budgeted net income earned during the year on the first 6% of the compensation contributed. The expense recognized from matching was $1.4 million, $1.5 million and $1.4 million in 2015, 2014 and 2013.

Deferred Compensation Plan

Effective January 1, 2004, the Company adopted the Lake City Bank Deferred Compensation Plan. The purpose of the deferred compensation plan is to extend full 401(k) type retirement benefits to certain individuals without regard to statutory limitations under tax qualified plans. A liability is accrued by the Company for its obligation under this plan. The (income) expense recognized for each of the last three years was ($63,000), $67,000 and $282,000 resulting in a deferred compensation liability of $2.2 million, $2.1 million and $1.8 million as of year-end 2015, 2014 and 2013. The deferred compensation plan is funded solely by participant contributions and does not receive a Company match.

Employee Agreements

Under employment agreements with certain executives, certain events leading to separation from the Company could result in cash payments totaling $4.0 million as of December 31, 2015. On December 31, 2015, no amounts were accrued on these contingent obligations.

Directors’ Deferred Compensation and Cash Plans

The Company maintains a directors’ deferred compensation plan and a cash plan. The amount owed directors for fees under the deferred directors’ compensation and cash plans as of December 31, 2015 and 2014 was $2.6 million and $2.2 million. The related expense for the deferred directors’ compensation and cash plans as of December 31, 2015, 2014 and 2013 was $469,000, $469,000 and $488,000.

NOTE 13 – INCOME TAXES

Income tax expense for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

(dollars in thousands)	2015	2014	2013
Current federal	$19,992	$18,877	$17,181
Deferred federal	1,378	1,118	183
Current state	1,257	1,650	1,387
Deferred state	206	740	808
Total income tax expense	$22,833	$22,385	$19,559

NOTE 13 – INCOME TAXES (continued)

Income tax expense included an expense (benefit) of $16,000, ($89,000) and $43,000 applicable to security transactions for 2015, 2014 and 2013. The differences between financial statement tax expense and amounts computed by applying the statutory federal income tax rate of 35% for 2015, 2014 and 2013 to income before income taxes were as follows:

(dollars in thousands)	2015	2014	2013
Income taxes at statutory federal rate of 35%	$24,220	$23,167	$20,439
Increase (decrease) in taxes resulting from:
Tax exempt income	(1,323)	(1,301)	(1,222)
Nondeductible expense	206	196	180
State income tax, net of federal tax effect	951	1,656	1,396
Captive insurance premium income	(363)	(378)	(391)
Tax credits	(241)	(233)	(243)
Bank owned life insurance	(605)	(631)	(578)
Reserve for unrecognized tax benefits	0	(64)	(25)
Other	(12)	(27)	3
Total income tax expense	$22,833	$22,385	$19,559

        The net deferred tax asset recorded in the consolidated balance sheets at December 31, 2015 and 2014 consisted of the following:

(dollars in thousands)	2015	2014
Deferred tax assets:
Bad debts	$17,187	$18,300
Pension and deferred compensation liability	1,370	1,224
Non-qualified stock options	309	444
Nonaccrual loan interest	2,618	2,127
Long-term incentive plan	987	1,186
Other	337	346
	22,808	23,627
Deferred tax liabilities:
Accretion	156	153
Depreciation	4,222	3,843
Loan servicing rights	1,070	994
State taxes	632	704
Deferred loan fees	65	61
Intangible assets	1,891	1,883
FHLB stock dividends	0	33
REIT spillover dividend	1,413	1,085
Prepaid expenses	907	884
Other	422	373
	10,778	10,013
Valuation allowance	0	0
Net deferred tax asset	$12,030	$13,614

        In addition to the net deferred tax assets included above, the deferred income tax asset/liability allocated to the unrealized net gain/(loss) on securities available for sale included in equity was $2.3 million and $3.5 million for 2015 and 2014. The deferred income tax liability allocated to the pension plan and SERP included in equity was $1.1 million for both 2015 and 2014.

During the second quarter of 2013, the Indiana legislature approved new tax rates for financial institutions which will lower their state income tax rate from 8.5% to 6.5%. The decrease is being phased in over four years, beginning in 2014. This lower state tax rate going forward will reduce the benefit provided by the Company’s existing deferred tax items. As a result of the revaluation of the Company’s state deferred tax items, the Company recorded a non-cash adjustment for state tax expense of $465,000 in 2013.

NOTE 13 – INCOME TAXES (continued)

During the first quarter of 2014, the Indiana legislature approved new tax rates for financial institutions. The tax rate, 8.0% for 2014, is scheduled to drop to 6.5% for 2017. The new legislation further reduces the rate to 4.9%, phased-in beginning in 2019. This lower state tax rate going forward will reduce the benefit provided by the Company's existing deferred tax items. As a result of the revaluation of the Company's state deferred tax items, the Company recorded a non-cash adjustment for state tax expense of $431,000 in 2014.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits:

(dollars in thousands)	2015	2014
Balance January 1,	$0	$64
Additions based on tax positions related to the current year	0	0
Additions for tax positions of prior years	0	0
Reductions for tax positions of prior years	0	(42)
Reductions due to the statute of limitations	0	(22)
Settlements	0	0
Balance at December 31,	$0	$0

       The Company did not have any unrecognized tax benefits at December 31, 2015. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No interest or penalties were recorded in the income statement and no amount was accrued for interest and penalties for the period ending December 31, 2015, 2014 and 2013. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts.

The Company and its subsidiaries file a consolidated U.S. federal tax return and a combined unitary return in the States of Indiana and Michigan. These returns are subject to examinations by authorities for all years after 2011.

NOTE 14 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates as of December 31, 2015 and 2014 were as follows:

(dollars in thousands)	2015	2014
Beginning balance	$128,568	$124,605
New loans and advances	82,202	112,940
Effect of changes in related parties	0	0
Repayments and renewals	(90,807)	(108,977)
Ending balance	$119,963	$128,568

        Deposits from principal officers, directors, and their affiliates at year-end 2015 were $11.6 million plus an additional $7.3 million included in securities sold under agreements to repurchase. Deposits from principal officers, directors, and their affiliates at year-end 2014 were $5.7 million plus an additional $4.3 million included in securities sold under agreements to repurchase.

NOTE 15 – STOCK BASED COMPENSATION

Effective April 8, 2008, the Company adopted the Lakeland Financial Corporation 2008 Equity Incentive Plan (the “2008 Plan”), which was approved by the Company’s stockholders. At its inception there were 750,000 shares of common stock reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board of Directors. Effective April 9, 2013, the Company adopted the Lakeland Financial Corporation 2013 Equity Incentive Plan (the “2013 Plan”), which was also approved by the Company’s stockholders. At its inception the remaining shares of common stock available to grant under the 2008 Plan of 290,578 were transferred to the 2013 Plan and reserved for grants of stock options, stock appreciation rights, stock awards and cash incentive awards to employees of the Company, its subsidiaries and Board of Directors. Nonvested shares from the 2008 Plan that are unused at vesting are added to the shares available to grant of the 2013 Plan. As of December 31, 2015, 134,956 were available for future grants. Certain stock awards provide for accelerated vesting if there is a change in control. The Company has a policy of issuing new shares to satisfy exercises of stock awards.

NOTE 15 – STOCK BASED COMPENSATION (continued)

Included in net income for the years ended December 31, 2015, 2014 and 2013 was employee stock compensation expense of $2.5 million, $2.8 million and $2.0 million, and a related tax benefit of $1.0 million, $1.1 million and $795,000, respectively.

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

There were no stock option grants in 2015, 2014 or 2013.

A summary of the activity in the stock option plan as of December 31, 2015 and changes during the period then ended follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at beginning of the year	57,918	$22.95
Granted	0	0.00
Exercised	(25,918)	21.59
Forfeited	0	0
Outstanding at end of the year	32,000	$24.05	2.4	$722,240
Options exercisable at end of the year	32,000	$24.05	2.4	$722,240

        The following table presents information on stock awards exercised for the years ended December 31, 2015, 2014 and 2013.

(dollars in thousands)	2015	2014	2013
Total intrinsic value	$577	$204	$589
Cash received	559	291	965
Cash received net of tax	(135)	7	757
Actual tax benefit realized for tax deductions	148	50	146

There were no modifications of stock option awards during the years ended December 31, 2015, 2014 and 2013.

As of December 31, 2015, there was no unrecognized compensation cost related to nonvested stock options granted under the plan.

Restricted Stock Awards and Units

The fair value of restricted stock awards and units is the closing price of the Company’s common stock on the date of grant adjusted for the present value of expected dividends. The restricted stock awards fully vest on the third anniversary of the grant date, with the exception of 13,750 shares included as vested below, which vested on the grant date.

A summary of the changes in the Company’s nonvested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2015	9,650	$28.48
Granted	14,250	42.26
Vested	(20,400)	36.74
Forfeited	0	0.00
Nonvested at December 31, 2015	3,500	$36.44

NOTE 15 – STOCK BASED COMPENSATION (continued)

As of December 31, 2015, there was $57,000 of total unrecognized compensation cost related to nonvested shares granted under the plan. The cost is expected to be recognized over a weighted period of 1.14 years. The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $944,000, $598,000 and $536,000.

Performance Stock Units

The fair value of stock awards is the closing price of the Company’s common stock on the date of grant adjusted for the present value of expected dividends. The stock awards fully vest on the third anniversary of the grant date. The 2015-2017, 2014-2016 and 2013-2015 Long-Term Incentive Plans must be paid in stock and have performance conditions which include revenue growth, diluted earnings per share growth and average return on beginning equity growth. Shares granted below include the number of shares assumed granted based on meeting the performance criteria of the 2015-2017, 2014-2016 and 2013-2015 Long-Term Incentive Plans at December 31, 2015.

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2015	217,470	$28.99
Granted	38,832	45.10
Vested	(63,312)	24.16
Forfeited	(420)	40.56
Nonvested at December 31, 2015	192,570	$33.80

        As of December 31, 2015 and 2014, there was $2.5 million and $2.7 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted period of 1.47 years and 1.55 years, respectively. The total fair value of shares vested during the year ended December 31, 2015 was $2.4 million. At December 31, 2015, 2014 and 2013, 63,312, 55,534 and 44,894 shares vested, respectively.

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

The capital adequacy requirements were heightened by the Basel III Rules, which went into effect on January 1, 2015 with a phase-in period for certain aspects of the rule through 2019. The quantitative measures established by regulation to ensure capital adequacy that were in effect on December 31, 2015, require the Company and the Bank to maintain minimum capital amounts and ratios (set forth in the following table) of Total, Tier I and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulation), and of Tier I capital (as defined in the regulation) to average assets (as defined). Management believes, as of the years ended December 31, 2015 and 2014, that the Company and the Bank met all capital adequacy requirements to which they are subject.

NOTE 16 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (continued)

As of December 31, 2015, the most recent notification from the federal regulators categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum Total risk-based capital ratios, Tier I risk-based capital ratios and Tier I leverage capital ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Company and the Bank’s category.

					Minimum Required to
			Minimum Required		Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total Capital (to Risk
Weighted Assets)
Consolidated	$457,815	13.62%	$268,844	8.00%	$336,056	10.00%
Bank	$446,829	13.31%	$268,468	8.00%	$335,585	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$415,700	12.37%	$201,633	6.00%	$268,844	8.00%
Bank	$404,771	12.06%	$201,351	6.00%	$268,468	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$385,700	11.48%	$151,225	4.50%	$218,436	6.50%
Bank	$404,771	12.06%	$151,013	4.50%	$218,130	6.50%
Tier I Capital (to Average Assets)
Consolidated	$415,700	11.10%	$149,841	4.00%	$187,301	5.00%
Bank	$404,771	10.86%	$149,051	4.00%	$186,313	5.00%

As of December 31, 2014:
Total Capital (to Risk
Weighted Assets)
Consolidated	$418,827	14.36%	$233,286	8.00%	$291,607	10.00%
Bank	$403,454	13.87%	$232,787	8.00%	$290,984	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$382,254	13.11%	$116,643	4.00%	$174,964	6.00%
Bank	$366,958	12.61%	$116,394	4.00%	$174,591	6.00%
Common Equity Tier 1 (CET1)
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Bank	N/A	N/A	N/A	N/A	N/A	N/A
Tier I Capital (to Average Assets)
Consolidated	$382,254	11.22%	$136,265	4.00%	$170,332	5.00%
Bank	$366,958	10.84%	$135,420	4.00%	$169,276	5.00%

The Bank is required to obtain the approval of the Indiana Department of Financial Institutions for the payment of any dividend if the total amount of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the retained net income for the year-to-date combined with the retained net income for the previous two years. Indiana law defines “retained net income” to mean the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. As of December 31, 2015, approximately $65.7 million was available to be paid as dividends to the Company by the Bank.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2015. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends by the Bank if the FDIC determines such payment would constitute an unsafe or unsound practice.

NOTE 17 – OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at December 31, 2015 and 2014.

	December 31, 2015
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$1,732	$0	$1,732	$0	$0	$1,732
Total Assets	$1,732	$0	$1,732	$0	$0	$1,732
Liabilities
Interest Rate Swap Derivatives	$1,748	$0	$1,748	$0	$(1,660)	$88
Repurchase Agreements	69,622	0	69,622	(69,622)	0	0
Total Liabilities	$71,370	$0	$71,370	$(69,622)	$(1,660)	$88

	December 31, 2014
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$1,191	$0	$1,191	$0	$0	$1,191
Total Assets	$1,191	$0	$1,191	$0	$0	$1,191
Liabilities
Interest Rate Swap Derivatives	$1,242	$0	$1,242	$0	$(1,242)	$0
Repurchase Agreements	54,907	0	54,907	(54,907)	0	0
Total Liabilities	$56,149	$0	$56,149	$(54,907)	$(1,242)	$0

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

NOTE 18 – COMMITMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

During the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk in order to meet the financing needs of its customers. These financial instruments include commitments to make loans and open-ended revolving lines of credit. Amounts as of the years ended December 31, 2015 and 2014, were as follows:

	2015		2014
	Fixed	Variable	Fixed	Variable
(dollars in thousands)	Rate	Rate	Rate	Rate
Commercial loan lines of credit	$50,713	$1,125,720	$45,294	$967,282
Commercial letters of credit	0	0	0	62
Standby letters of credit	0	51,515	0	52,500
Real estate mortgage loans	4,917	3,185	3,439	1,589
Real estate construction mortgage loans	648	1,220	1,875	4,936
Home equity mortgage open-ended revolving lines	0	165,549	0	149,706
Consumer loan open-ended revolving lines	0	7,558	0	5,896
Total	$56,278	$1,354,747	$50,608	$1,181,971

        The index on variable rate commercial loan commitments is principally the national prime rate. Interest rate ranges on commitments and open-ended revolving lines of credit for years ended December 31, 2015 and 2014, were as follows:

	2015		2014
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commercial loan	2.44-7.50%	1.59-8.50%	2.44-7.50%	1.46-8.25%
Real estate mortgage loan	3.13-4.63%	3.00-5.75%	3.13-4.75%	2.88-5.75%
Consumer loan open-ended revolving line	N/A	2.25-15.00%	N/A	2.50-15.00%

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

NOTE 19 – PARENT COMPANY STATEMENTS

The Company operates primarily in the banking industry, which accounts for substantially all of its revenues, operating income and assets. Presented below are parent only financial statements:

CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2015	2014
ASSETS
Deposits with Lake City Bank	$712	$427
Deposits with other depository institutions	3,623	7,654
Cash	4,335	8,081
Investments in banking subsidiary	411,883	376,000
Investments in other subsidiaries	3,429	3,394
Other assets	4,329	4,980
Total assets	$423,976	$392,455
LIABILITIES
Dividends payable and other liabilities	$236	$231
Subordinated debt	30,928	30,928
STOCKHOLDERS' EQUITY	392,812	361,296
Total liabilities and stockholders' equity	$423,976	$392,455

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Dividends from Lake City Bank, Lakeland Statutory Trust II	$11,288	$18,362	$9,524
Other income	98	182	98
Interest expense on subordinated debt	(1,063)	(1,048)	(1,061)
Miscellaneous expense	(3,231)	(3,462)	(2,651)
INCOME BEFORE INCOME TAXES AND EQUITY IN
UNDISTRIBUTED INCOME OF SUBSIDIARIES	7,092	14,034	5,910
Income tax benefit	1,655	1,691	1,387
INCOME BEFORE EQUITY IN UNDISTRIBUTED
INCOME OF SUBSIDIARIES	8,747	15,725	7,297
Equity in undistributed income of subsidiaries	37,620	28,080	31,542
NET INCOME	$46,367	$43,805	$38,839
COMPREHENSIVE INCOME	$44,679	$50,129	$30,656

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$46,367	$43,805	$38,839
Adjustments to net cash from operating activities:
Equity in undistributed income of subsidiaries	(37,620)	(28,080)	(31,543)
Other changes	3,647	5,348	989
Net cash from operating activities	12,394	21,073	8,285
Cash flows from investing activities
Proceeds from issuance of common stock	12	57	903
Repurchase of common stock	(455)	(444)	(399)
Dividends paid	(15,697)	(13,555)	(9,372)
Cash flows from financing activities	(16,140)	(13,942)	(8,868)
Net increase in cash and cash equivalents	(3,746)	7,131	(583)
Cash and cash equivalents at beginning of the year	8,081	950	1,533
Cash and cash equivalents at end of the year	$4,335	$8,081	$950

NOTE 20 – EARNINGS PER SHARE

Following are the factors used in the earnings per share computations:

	2015	2014	2013
Basic earnings per common share:
Net income	$46,367,000	$43,805,000	$38,839,000
Weighted-average common shares outstanding	16,617,569	16,535,530	16,436,131
Basic earnings per common share	$2.79	$2.65	$2.36
Diluted earnings per common share:
Net income	$46,367,000	$43,805,000	$38,839,000
Weighted-average common shares outstanding for
basic earnings per common share	16,617,569	16,535,530	16,436,131
Add: Dilutive effect of assumed exercise of warrant	104,375	92,547	61,436
Add: Dilutive effect of assumed exercises of stock options
and awards	108,435	153,378	136,771
Average shares and dilutive potential common shares	16,830,379	16,781,455	16,634,338
Diluted earnings per common share	$2.75	$2.61	$2.33

There were no antidilutive stock options for 2015, 2014 and 2013.

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for December 31, 2015 and 2014 all shown net of tax:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2014	$5,467	$(1,637)	$3,830
Other comprehensive income before reclassification	(1,606)	(204)	(1,810)
Amounts reclassified from accumulated other comprehensive income (loss)	(25)	147	122
Net current period other comprehensive income	(1,631)	(57)	(1,688)
Balance at December 31, 2015	$3,836	$(1,694)	$2,142

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2013	$(1,138)	$(1,356)	$(2,494)
Other comprehensive income before reclassification	6,471	(399)	6,072
Amounts reclassified from accumulated other comprehensive income (loss)	134	118	252
Net current period other comprehensive income	6,605	(281)	6,324
Balance at December 31, 2014	$5,467	$(1,637)	$3,830

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (continued)

Reclassifications out of accumulated comprehensive income for the years ended December 31, 2015 and 2014 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented
2015
(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$42	Net securities gains (losses)
Tax effect	(17)	Income tax expense
	25	Net of tax
Amortization of defined benefit pension items(1)	(244)	Salaries and employee benefits
Tax effect	97	Income tax expense
	(147)	Net of tax
Total reclassifications for the period	$(122)	Net income

2014
(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$(224)	Net securities gains (losses)
Tax effect	90	Income tax expense
	(134)	Net of tax
Amortization of defined benefit pension items(1)	(197)	Salaries and employee benefits
Tax effect	79	Income tax expense
	(118)	Net of tax
Total reclassifications for the period	$(252)	Net income

        (1) Included in the computation of net pension plan expense as more fully discussed in Note 11.

NOTE 22 – SELECTED QUARTERLY DATA (UNAUDITED) (in thousands except per share data)

2015	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$31,619	$30,966	$30,290	$29,664
Interest expense	4,167	4,255	4,226	3,964
Net interest income	27,452	26,711	26,064	25,700
Provision for loan losses	0	0	0	0
Net interest income after provision	27,452	26,711	26,064	25,700
Noninterest income	8,069	7,902	7,713	7,795
Noninterest expense	17,357	17,207	16,741	16,901
Income tax expense	5,878	5,841	5,656	5,458
Net income	$12,286	$11,565	$11,380	$11,136

Basic earnings per common share	$0.74	$0.70	$0.69	$0.67
Diluted earnings per common share	$0.73	$0.69	$0.68	$0.66

2014	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
Interest income	$30,023	$29,745	$29,250	$28,270
Interest expense	3,919	3,780	3,696	3,590
Net interest income .	26,104	25,965	25,554	24,680
Provision for loan losses	0	0	0	0
Net interest income after provision	26,104	25,965	25,554	24,680
Noninterest income	7,163	7,871	7,592	7,427
Noninterest expense	16,632	16,660	16,084	16,790
Income tax expense	5,565	5,665	5,750	5,405
Net income	$11,070	$11,511	$11,312	$9,912

Basic earnings per common share	$0.67	$0.70	$0.68	$0.60
Diluted earnings per common share	$0.66	$0.69	$0.68	$0.59

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

On December 3, 2009, the Company was notified by Treasury that, as a result of the Company's completion of our November 18, 2009 Qualified Equity Offering, the amount of the Warrant was reduced by 50% to 198,269 shares. In accordance with the terms of the Warrant, the number of shares issuable upon exercise and the exercise price are adjusted each time the Company pays a dividend to its stockholders in excess of the dividend paid at the time the warrant was issued. In 2015, the Company paid four dividends in excess of dividend paid at the time the Warrant was issued. In 2014, the Company paid three dividends in excess of the dividend paid at the time the Warrant was issued. Based on the formula set forth in the warrant, at December 31, 2014, the amount of shares issuable upon exercise of the Warrant was 201,780 and the exercise price was $20.8312. Based on the formula set forth in the Warrant, at December 31, 2015, the amount of shares issuable upon exercise of the Warrant was 203,323 and the exercise price was $20.6730.

On June 9, 2010, the Company redeemed the Series A Preferred Stock and accreted the remaining unamortized discount on these shares. The Company did not repurchase the Warrant, and the Warrant was sold by Treasury to an independent, third party. The Warrant has not been exercised as of December 31, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the prior two years of the date of the most recent financial statement, there have been no changes in or disagreements with the Company’s accountants.

ITEM 9A. CONTROLS AND PROCEDURES

a)           An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.

The Company’s independent registered public accounting firm has issued their report on the Company’s internal control over financial reporting. That report appears under the heading, Report of Independent Registered Public Accounting Firm.

c)           There have been no changes in the Company’s internal controls during the previous fiscal quarter, ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 12, 2016, as filed with the SEC on March 3, 2016, on Form DEF 14A, is incorporated herein by reference in response to this Item.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 12, 2016, as filed with the SEC on March 3, 2016, on Form DEF 14A, is incorporated herein by reference in response to this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHARELHOLDER MATTERS

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 12, 2016, as filed with the SEC on March 3, 2016, on Form DEF 14A, is incorporated herein by reference in response to this Item.

See Item 5 above for equity compensation plan information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 12, 2016, as filed March 3, 2016, on Form DEF 14A, is incorporated herein by reference in response to this Item. Certain additional information on related party transactions is also included in Note 14 to the Company’s financial statements contained in Item 8.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in the definitive Proxy Statement, for the Annual Meeting of Stockholders to be held on April 12, 2016, as filed March 3, 2016, on Form DEF 14A, is incorporated herein by reference in response to this Item.

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
filed on March 4, 2013

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

LAKELAND FINANCIAL CORPORATION

Date: March 3, 2016	By /s/ Michael L. Kubacki
Michael L. Kubacki, Executive Chairman

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David M. Findlay
David M. Findlay	Principal Executive Officer and Director	March 3, 2016

/s/ Lisa M. O’Neill
Lisa M. O’Neill	Principal Financial Officer	March 3, 2016

/s/ Teresa A. Bartman
Teresa A. Bartman	Principal Accounting Officer	March 3, 2016

/s/ Blake W. Augsburger
Blake W. Augsburger	Director	March 3, 2016

/s/ Robert E. Bartels, Jr.
Robert E. Bartels, Jr.	Director	March 3, 2016

/s/ Daniel F. Evans, Jr.
Daniel F. Evans, Jr.	Director	March 3, 2016

/s/ Thomas A. Hiatt
Thomas A. Hiatt	Director	March 3, 2016

/s/ Michael L. Kubacki
Michael L. Kubacki	Executive Chairman and Director	March 3, 2016

/s/ Charles E. Niemier
Charles E. Niemier	Director	March 3, 2016

/s/ Emily E. Pichon
Emily E. Pichon	Director	March 3, 2016

S1

/s/ Steven D. Ross
Steven D. Ross	Director	March 3, 2016

/s/ Brian J. Smith
Brian J. Smith	Director	March 3, 2016

/s/ Bradley J. Toothaker
Bradley J. Toothaker	Director	March 3, 2016

/s/ Ronald D. Truex
Ronald D. Truex	Director	March 3, 2016

/s/ M. Scott Welch
M. Scott Welch	Director	March 3, 2016

S2