Form 10-Q
period 2016-03-31
LAKELAND FINANCIAL CORP
filed 2016-05-10
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer  _       Accelerated filer  X         Non-accelerated filer  _  (do not check if a smaller reporting company)   Smaller reporting company  _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  _     No  X

Number of shares of common stock outstanding at April 30, 2016:  16,696,834

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and due from banks	$63,849	$67,484
Short-term investments	16,889	13,190
Total cash and cash equivalents	80,738	80,674

Securities available for sale (carried at fair value)	485,263	478,071
Real estate mortgage loans held for sale	2,186	3,294

Loans, net of allowance for loan losses of $43,284 and $43,610	3,070,016	3,037,319

Land, premises and equipment, net	48,628	46,684
Bank owned life insurance	70,043	69,698
Federal Reserve and Federal Home Loan Bank stock	7,668	7,668
Accrued interest receivable	10,030	9,462
Goodwill	4,970	4,970
Other assets	29,365	28,446
Total assets	$3,808,907	$3,766,286

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$660,318	$715,093
Interest bearing deposits	2,590,417	2,468,328
Total deposits	3,250,735	3,183,421

Short-term borrowings
Securities sold under agreements to repurchase	59,504	69,622
Other short-term borrowings	35,000	70,000
Total short-term borrowings	94,504	139,622

Long-term borrowings	32	34
Subordinated debentures	30,928	30,928
Accrued interest payable	4,212	3,773
Other liabilities	21,533	15,607
Total liabilities	3,401,944	3,373,385

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
16,696,834 shares issued and 16,596,745 outstanding as of March 31, 2016
16,641,651 shares issued and 16,546,044 outstanding as of December 31, 2015	99,962	99,123
Retained earnings	302,202	294,002
Accumulated other comprehensive income	7,363	2,142
Treasury stock, at cost (2016 - 100,089 shares, 2015 - 95,607 shares)	(2,653)	(2,455)
Total stockholders' equity	406,874	392,812
Noncontrolling interest	89	89
Total equity	406,963	392,901
Total liabilities and equity	$3,808,907	$3,766,286

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands except share and per share data)
	Three Months Ended
	March 31,
	2016	2015
NET INTEREST INCOME
Interest and fees on loans
Taxable	$29,630	$26,257
Tax exempt	111	117
Interest and dividends on securities
Taxable	2,546	2,448
Tax exempt	895	829
Interest on short-term investments	28	13
Total interest income	33,210	29,664

Interest on deposits	4,195	3,648
Interest on borrowings
Short-term	147	60
Long-term	286	256
Total interest expense	4,628	3,964

NET INTEREST INCOME	28,582	25,700

Provision for loan losses	0	0

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	28,582	25,700

NONINTEREST INCOME
Wealth advisory fees	1,160	1,184
Investment brokerage fees	288	492
Service charges on deposit accounts	2,780	2,374
Loan, insurance and service fees	1,838	1,569
Merchant card fee income	497	416
Bank owned life insurance income	173	375
Other income	(72)	954
Mortgage banking income	327	389
Net securities gains	52	42
Total noninterest income	7,043	7,795

NONINTEREST EXPENSE
Salaries and employee benefits	9,605	9,723
Net occupancy expense	1,096	1,084
Equipment costs	901	916
Data processing fees and supplies	2,032	1,767
Corporate and business development	857	790
FDIC insurance and other regulatory fees	523	486
Professional fees	827	689
Other expense	1,543	1,446
Total noninterest expense	17,384	16,901

INCOME BEFORE INCOME TAX EXPENSE	18,241	16,594
Income tax expense	5,962	5,458
NET INCOME	$12,279	$11,136

BASIC WEIGHTED AVERAGE COMMON SHARES	16,679,835	16,590,285
BASIC EARNINGS PER COMMON SHARE	$0.74	$0.67
DILUTED WEIGHTED AVERAGE COMMON SHARES	16,885,204	16,789,497
DILUTED EARNINGS PER COMMON SHARE	$0.73	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)
	Three months ended March 31,
	2016	2015
Net income	$12,279	$11,136
Other comprehensive income
Change in securities available for sale:
Unrealized holding gain on securities available for sale
arising during the period	7,547	3,662
Reclassification adjustment for gains included in net income	(52)	(42)
Net securities gain activity during the period	7,495	3,620
Tax effect	(2,306)	(1,443)
Net of tax amount	5,189	2,177
Defined benefit pension plans:
Net gain (loss) on defined benefit pension plans	0	(276)
Amortization of net actuarial loss	54	61
Net gain (loss) activity during the period	54	(215)
Tax effect	(22)	77
Net of tax amount	32	(138)

Total other comprehensive income, net of tax	5,221	2,039

Comprehensive income	$17,500	$13,175

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited - in thousands except share and per share data)
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Earnings	Income	Stock	Equity

Balance at January 1, 2015	16,465,621	$96,121	$263,345	$3,830	$(2,000)	$361,296
Comprehensive income:
Net income			11,136			11,136
Other comprehensive income, net of tax				2,039		2,039
Cash dividends declared, $0.21 per share			(3,477)			(3,477)
Treasury shares purchased under deferred
directors' plan	(4,730)	191			(191)	0
Stock activity under equity compensation plans	60,364	(597)				(597)
Stock based compensation expense		353				353
Balance at March 31, 2015	16,521,255	$96,068	$271,004	$5,869	$(2,191)	$370,750

Balance at January 1, 2016	16,546,044	$99,123	$294,002	$2,142	$(2,455)	$392,812
Comprehensive income:
Net income			12,279			12,279
Other comprehensive income, net of tax				5,221		5,221
Cash dividends declared, $0.245 per share			(4,079)			(4,079)
Treasury shares purchased under deferred
directors' plan	(4,482)	198			(198)	0
Stock activity under equity compensation plans	55,183	(143)				(143)
Stock based compensation expense		784				784
Balance at March 31, 2016	16,596,745	$99,962	$302,202	$7,363	$(2,653)	$406,874

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)
Three Months Ended March 31	2016	2015
Cash flows from operating activities:
Net income	$12,279	$11,136
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	983	956
Net (gain) loss on sale and write down of other real estate owned	0	(12)
Amortization of loan servicing rights	145	142
Loans originated for sale	(10,341)	(16,679)
Net gain on sales of loans	(339)	(361)
Proceeds from sale of loans	11,666	16,249
Net gain on sales of premises and equipment	0	(3)
Net gain on sales and calls of securities available for sale	(52)	(42)
Net securities amortization	695	1,193
Stock based compensation expense	784	353
Earnings on life insurance	(174)	(375)
Tax benefit of stock award exercises	(482)	(12)
Net change:
Interest receivable and other assets	(3,293)	83
Interest payable and other liabilities	6,595	3,848
Total adjustments	6,187	5,340
Net cash from operating activities	18,466	16,476

Cash flows from investing activities:
Proceeds from sale of securities available for sale	6,929	7,787
Proceeds from maturities, calls and principal paydowns of
securities available for sale	19,700	19,464
Purchases of securities available for sale	(26,969)	(26,069)
Purchase of life insurance	(179)	(149)
Net increase in total loans	(32,730)	(10,672)
Proceeds from sales of land, premises and equipment	0	6
Purchases of land, premises and equipment	(2,927)	(1,414)
Proceeds from sales of other real estate	0	16
Net cash from investing activities	(36,176)	(11,031)

Cash flows from financing activities:
Net increase in total deposits	67,314	121,119
Net decrease in short-term borrowings	(45,118)	(99,890)
Payments on long-term borrowings	(2)	(1)
Common dividends paid	(4,079)	(3,477)
Payments related to equity incentive plans	(143)	(597)
Purchase of treasury stock	(198)	(191)
Net cash from financing activities	17,774	16,963
Net change in cash and cash equivalents	64	22,408
Cash and cash equivalents at beginning of the period	80,674	90,638
Cash and cash equivalents at end of the period	$80,738	$113,046
Cash paid during the period for:
Interest	$4,188	$3,318
Income taxes	0	104
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	33	194

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION

This report is filed for Lakeland Financial Corporation (the “Company”) and its wholly owned subsidiaries, Lake City Bank (the “Bank”) and LCB Risk Management, a captive insurance company. Also included in this report is the Bank’s wholly owned subsidiary, LCB Investments II, Inc. (“LCB Investments”), which manages the Bank’s investment portfolio.  LCB Investments also owns LCB Funding, Inc. (“LCB Funding”), a real estate investment trust.  All significant inter-company balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2016 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2016. The Company’s 2015 Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. SECURITIES

Information related to the fair value and amortized cost of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is provided in the tables below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
March 31, 2016
U.S. Treasury securities	$988	$46	$0	$1,034
U.S. government sponsored agencies	7,132	59	0	7,191
Agency residential mortgage-backed securities	350,450	9,539	(262)	359,727
State and municipal securities	113,030	4,448	(167)	117,311
Total	$471,600	$14,092	$(429)	$485,263

December 31, 2015
U.S. Treasury securities	$988	$15	$0	$1,003
U.S. government sponsored agencies	7,178	19	(77)	7,120
Agency residential mortgage-backed securities	357,984	5,087	(2,399)	360,672
State and municipal securities	105,753	3,773	(250)	109,276
Total	$471,903	$8,894	$(2,726)	$478,071

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of March 31, 2016 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$2,895	$2,939
Due after one year through five years	20,132	20,834
Due after five years through ten years	47,500	49,987
Due after ten years	50,623	51,776
	121,150	125,536
Mortgage-backed securities	350,450	359,727
Total debt securities	$471,600	$485,263

Securities proceeds, gross gains and gross losses are presented below.

	Three months ended March 31,
(dollars in thousands)	2016	2015
Sales of securities available for sale
Proceeds	$6,929	$7,787
Gross gains	65	42
Gross losses	13	0

The Company sold four securities with a total book value of $6.9 million and a total fair value of $7.0 million during the first three months of 2016.  The Company sold two securities with a total book value of $7.7 million and a total fair value of $7.8 million during the first three months of 2015.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over the estimated lives of mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $193.1 million and $122.7 million were pledged as of March 31, 2016 and December 31, 2015, respectively, as collateral for securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of March 31, 2016 and December 31, 2015 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2016
Agency residential mortgage-backed
securities	$9,481	$(34)	$28,551	$(228)	$38,032	$(262)
State and municipal securities	12,527	(80)	3,587	(87)	16,114	(167)
Total temporarily impaired	$22,008	$(114)	$32,138	$(315)	$54,146	$(429)

December 31, 2015
U.S. government sponsored agencies	$0	$0	$3,895	$(77)	$3,895	$(77)
Agency residential mortgage-backed
securities	151,792	(1,521)	30,116	(878)	181,908	(2,399)
State and municipal securities	11,364	(78)	8,326	(172)	19,690	(250)
Total temporarily impaired	$163,156	$(1,599)	$42,337	$(1,127)	$205,493	$(2,726)

The total number of securities with unrealized losses as of March 31, 2016 and December 31, 2015 is presented below.

	Less than	12 months
	12 months	or more	Total
March 31, 2016
Agency residential mortgage-backed securities	6	10	16
State and municipal securities	13	4	17
Total temporarily impaired	19	14	33

December 31, 2016
U.S. government sponsored agencies	0	1	1
Agency residential mortgage-backed securities	46	9	55
State and municipal securities	21	12	33
Total temporarily impaired	67	22	89

The following factors are considered in determining whether or not the impairment of these securities is other-than-temporary. In making this determination, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer, as well as the underlying fundamentals of the relevant market and the outlook for such market in the near future.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings. As of March 31, 2016 and December 31, 2015, ninety-nine percent of the securities in the Company’s portfolio are backed by the U.S. government, government agencies, government sponsored agencies or are A-rated or better, except for certain non-local or local municipal securities, which are not rated. For the government, government-sponsored agency and municipal securities, management did not believe that there would be credit losses or that full principal would not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell, and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

NOTE 3. LOANS

	March 31,		December 31,
(dollars in thousands)	2016		2015
Commercial and industrial loans:
Working capital lines of credit loans	$591,136	19.0%	$581,025	18.9%
Non-working capital loans	614,619	19.7	598,487	19.4
Total commercial and industrial loans	1,205,755	38.7	1,179,512	38.3

Commercial real estate and multi-family residential loans:
Construction and land development loans	206,378	6.6	230,719	7.5
Owner occupied loans	447,620	14.4	412,026	13.4
Nonowner occupied loans	408,273	13.1	407,883	13.2
Multifamily loans	104,303	3.4	79,425	2.6
Total commercial real estate and multi-family residential loans	1,166,574	37.5	1,130,053	36.7

Agri-business and agricultural loans:
Loans secured by farmland	144,687	4.6	164,375	5.3
Loans for agricultural production	128,456	4.1	141,719	4.6
Total agri-business and agricultural loans	273,143	8.8	306,094	9.9

Other commercial loans	83,617	2.7	85,075	2.8
Total commercial loans	2,729,089	87.7	2,700,734	87.7

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	161,701	5.2	158,062	5.1
Open end and junior lien loans	160,734	5.2	163,700	5.3
Residential construction and land development loans	8,488	0.3	9,341	0.3
Total consumer 1-4 family mortgage loans	330,923	10.6	331,103	10.7

Other consumer loans	53,327	1.7	49,113	1.6
Total consumer loans	384,250	12.3	380,216	12.3
Subtotal	3,113,339	100.0%	3,080,950	100.0%
Less: Allowance for loan losses	(43,284)		(43,610)
Net deferred loan fees	(39)		(21)
Loans, net	$3,070,016		$3,037,319

The recorded investment in loans does not include accrued interest.

The Company had $326,000 in residential real estate loans in process of foreclosure as of March 31, 2016.

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended March 31, 2016 and 2015:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended March 31, 2016
Beginning balance, January 1	$21,564	$12,473	$2,445	$574	$3,395	$319	$2,840	$43,610
Provision for loan losses	(947)	436	4	(15)	196	42	284	0
Loans charged-off	(214)	(168)	0	0	(38)	(45)	0	(465)
Recoveries	62	11	5	0	33	28	0	139
Net loans charged-off	(152)	(157)	5	0	(5)	(17)	0	(326)
Ending balance	$20,465	$12,752	$2,454	$559	$3,586	$344	$3,124	$43,284

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended March 31, 2015
Beginning balance	$22,785	$14,153	$1,790	$276	$3,459	$483	$3,316	$46,262
Provision for loan losses	556	(338)	(167)	244	(25)	(35)	(235)	0
Loans charged-off	(369)	(30)	0	(122)	(134)	(53)	0	(708)
Recoveries	52	19	4	0	13	35	0	123
Net loans charged-off	(317)	(11)	4	(122)	(121)	(18)	0	(585)
Ending balance	$23,024	$13,804	$1,627	$398	$3,313	$430	$3,081	$45,677

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2016 and December 31, 2015:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
March 31, 2016
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,541	$430	$0	$4	$415	$49	$0	$3,439
Collectively evaluated for impairment	17,924	12,322	2,454	555	3,171	295	3,124	39,845
Total ending allowance balance	$20,465	$12,752	$2,454	$559	$3,586	$344	$3,124	$43,284

Loans:
Loans individually evaluated for impairment	$5,988	$9,061	$471	$12	$1,827	$59	$0	$17,418
Loans collectively evaluated for impairment	1,199,911	1,156,427	272,752	83,600	330,021	53,171	0	3,095,882
Total ending loans balance	$1,205,899	$1,165,488	$273,223	$83,612	$331,848	$53,230	$0	$3,113,300

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2015
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,781	$465	$0	$5	$358	$50	$0	$3,659
Collectively evaluated for impairment	18,783	12,008	2,445	569	3,037	269	2,840	39,951
Total ending allowance balance	$21,564	$12,473	$2,445	$574	$3,395	$319	$2,840	$43,610

Loans:
Loans individually evaluated for impairment	$8,286	$9,823	$471	$12	$1,927	$60	$0	$20,579
Loans collectively evaluated for impairment	1,171,407	1,119,150	305,707	85,059	330,072	48,955	0	3,060,350
Total ending loans balance	$1,179,693	$1,128,973	$306,178	$85,071	$331,999	$49,015	$0	$3,080,929

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2016:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$20	$20	$0
Non-working capital loans	2,351	584	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,701	2,520	0
Nonowner occupied loans	4,760	4,763	0
Agri-business and agricultural loans:
Loans secured by farmland	969	471	0
Consumer 1-4 family loans:
Closed end first mortgage loans	72	34	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,406	1,405	625
Non-working capital loans	4,379	3,979	1,916
Commercial real estate and multi-family residential loans:
Construction and land development loans	339	339	46
Owner occupied loans	942	941	235
Nonowner occupied loans	185	115	20
Multifamily loans	383	383	129
Other commercial loans	12	12	4
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,611	1,544	391
Open end and junior lien loans	249	249	24
Other consumer loans	59	59	49
Total	$20,438	$17,418	$3,439

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$20	$20	$0
Non-working capital loans	2,390	623	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	3,762	3,223	0
Nonowner occupied loans	4,894	4,898	0
Agri-business and agricultural loans:
Loans secured by farmland	969	471	0
Consumer 1-4 family loans:
Closed end first mortgage loans	45	45	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,318	1,318	535
Non-working capital loans	8,617	6,325	2,246
Commercial real estate and multi-family residential loans:
Construction and land development loans	364	364	71
Owner occupied loans	949	949	232
Multifamily loans	389	389	162
Other commercial loans	12	12	5
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,695	1,629	331
Open end and junior lien loans	253	253	27
Other consumer loans	60	60	50
Total	$25,737	$20,579	$3,659

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended March 31, 2016:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$20	$0	$0
Non-working capital loans	673	0	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,724	0	0
Nonowner occupied loans	4,808	29	23
Agri-business and agricultural loans:
Loans secured by farmland	471	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	47	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,352	5	5
Non-working capital loans	4,635	34	34
Commercial real estate and multi-family residential loans:
Construction and land development loans	339	3	3
Owner occupied loans	942	0	0
Nonowner occupied loans	77	0	0
Multifamily loans	385	5	5
Other commercial loans	12	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,627	15	11
Open end and junior lien loans	251	0	0
Other consumer loans	59	1	1
Total	$18,422	$92	$82

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended March 31, 2015:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$21	$0	$0
Non-working capital loans	364	1	1
Commercial real estate and multi-family residential loans:
Construction and land development loans	526	0	0
Owner occupied loans	544	0	0
Nonowner occupied loans	2,517	28	29
Agri-business and agricultural loans:
Loans secured by farmland	283	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	160	0	0
Open end and junior lien loans	338	0	0
Residential construction loans	42	0	0
Other consumer loans	1	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,012	9	7
Non-working capital loans	12,566	122	123
Commercial real estate and multi-family residential loans:
Construction and land development loans	448	4	4
Owner occupied loans	5,649	21	22
Nonowner occupied loans	3,269	0	0
Agri-business and agricultural loans:
Loans secured by farmland	201	0	0
Other commercial loans	10	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	3,014	17	14
Open end and junior lien loans	34	0	0
Other consumer loans	121	1	1
Total	$31,120	$203	$201

The following table presents the aging of the recorded investment in past due loans as of March 31, 2016 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$589,464	$30	$0	$999	$1,029	$590,493
Non-working capital loans	610,595	2,898	0	1,913	4,811	615,406
Commercial real estate and multi-family
residential loans:
Construction and land development loans	206,025	0	0	0	0	206,025
Owner occupied loans	443,821	0	0	3,453	3,453	447,274
Nonowner occupied loans	407,681	0	0	264	264	407,945
Multifamily loans	104,244	0	0	0	0	104,244
Agri-business and agricultural loans:
Loans secured by farmland	144,227	0	0	471	471	144,698
Loans for agricultural production	128,525	0	0	0	0	128,525
Other commercial loans	83,612	0	0	0	0	83,612
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	160,268	911	0	227	1,138	161,406
Open end and junior lien loans	161,623	104	0	249	353	161,976
Residential construction loans	8,466	0	0	0	0	8,466
Other consumer loans	53,146	84	0	0	84	53,230
Total	$3,101,697	$4,027	$0	$7,576	$11,603	$3,113,300

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$579,081	$350	$0	$913	$1,263	$580,344
Non-working capital loans	595,154	0	0	4,195	4,195	599,349
Commercial real estate and multi-family
residential loans:
Construction and land development loans	230,336	0	0	0	0	230,336
Owner occupied loans	407,229	310	0	4,172	4,482	411,711
Nonowner occupied loans	404,146	423	0	3,000	3,423	407,569
Multi-family loans	79,357	0	0	0	0	79,357
Agri-business and agricultural loans:
Loans secured by farmland	163,911	0	0	471	471	164,382
Loans for agricultural production	141,706	90	0	0	90	141,796
Other commercial loans	85,071	0	0	0	0	85,071
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	156,525	1,187	0	49	1,236	157,761
Open end and junior lien loans	164,582	83	0	253	336	164,918
Residential construction loans	9,320	0	0	0	0	9,320
Other consumer loans	48,687	328	0	0	328	49,015
Total	$3,065,105	$2,771	$0	$13,053	$15,824	$3,080,929

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $2.0 million and $2.3 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2016 and December 31, 2015. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	March 31,	December 31,
(dollars in thousands)	2016	2015
Accruing troubled debt restructured loans	$8,590	$6,260
Nonaccrual troubled debt restructured loans	5,519	10,914
Total troubled debt restructured loans	$14,109	$17,174

During the quarter ended March 31, 2016, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

Additional concessions were granted to borrowers with previously identified troubled debt restructured loans during the period.  The loans to two of the borrowers are for commercial real estate buildings where the collateral value and cash flows from the companies occupying the buildings do not support the loans with recorded investments of $542,000.  The other loans were to a borrower engaged in land development, where the aggregate recorded investment totaled $484,000.  These concessions are not included in table below.

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial real estate and multi-
family residential loans:
Owner occupied loans	1	$335	$335	1	15
Total	1	$335	$335	1	15

For the period ended March 31, 2016, the commercial real estate and multi-family residential loan troubled debt restructuring described above increased the allowance for loan losses by $11,000.

No charge-offs resulted from any troubled debt restructurings described above during the period ending March 31, 2016.

During the quarter ended March 31, 2015 one loan was modified as a troubled debt restructuring.  There were renewal terms offered to the one borrower under financial duress which did not require additional compensation or consideration, and the terms offered would not have been readily available in the marketplace for loans bearing similar risk profiles. In this instance, it was determined that a concession had been granted. It is difficult to quantify the concession granted due to an absence of readily available market terms to be used for comparison. The loan to the borrower is for a commercial real estate building where the collateral value and cash flows from the company occupying the building did not support the loan with a recorded investment of $788,000.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the quarter ended March 31, 2015:

	All Modifications
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Loans	Investment	Investment
Troubled Debt Restructurings
Commercial real estate and multi-
family residential loans:
Owner occupied loans	1	$788	$788
Total	1	$788	$788

For the period ended March 31, 2015, the commercial real estate and multi-family residential loan troubled debt restructuring described above increased the allowance for loan losses by $6,000.

No charge-offs resulted from the troubled debt restructuring described above during the three-month period ended March 31, 2015.

There were no troubled debt restructurings that had payment defaults within the twelve months following modification during the three month period ended March 31, 2016 and the three month period ended March 31, 2015.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as Not Rated are consumer loans or commercial loans with consumer characteristics included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of March 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$547,736	$32,071	$10,686	$0	$0	$590,493
Non-working capital loans	570,026	32,443	9,563	0	3,374	615,406
Commercial real estate and multi-
family residential loans:
Construction and land development loans	203,447	2,222	356	0	0	206,025
Owner occupied loans	405,284	31,477	10,513	0	0	447,274
Nonowner occupied loans	401,824	3,655	2,466	0	0	407,945
Multifamily loans	103,861	0	383	0	0	104,244
Agri-business and agricultural loans:
Loans secured by farmland	144,227	0	471	0	0	144,698
Loans for agricultural production	128,525	0	0	0	0	128,525
Other commercial loans	83,596	0	11	0	5	83,612
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	47,526	126	1,174	0	112,580	161,406
Open end and junior lien loans	6,206	0	1,616	0	154,154	161,976
Residential construction loans	0	0	0	0	8,466	8,466
Other consumer loans	13,302	0	59	0	39,869	53,230
Total	$2,655,560	$101,994	$37,298	$0	$318,448	$3,113,300

As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$538,899	$32,601	$8,844	$0	$0	$580,344
Non-working capital loans	549,771	35,910	10,566	0	3,102	599,349
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	227,996	2,340	0	0	0	230,336
Owner occupied loans	378,847	23,522	9,342	0	0	411,711
Nonowner occupied loans	394,387	10,953	2,229	0	0	407,569
Multi-family loans	78,968	0	389	0	0	79,357
Agri-business and agricultural loans:
Loans secured by farmland	163,911	0	471	0	0	164,382
Loans for agricultural production	141,796	0	0	0	0	141,796
Other commercial loans	85,056	0	12	0	3	85,071
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	43,231	126	1,769	0	112,635	157,761
Open end and junior lien loans	8,373	0	1,616	0	154,929	164,918
Residential construction loans	0	0	0	0	9,320	9,320
Other consumer loans	13,940	0	60	0	35,015	49,015
Total	$2,625,175	$105,452	$35,298	$0	$315,004	$3,080,929

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

Mortgage servicing rights:  As of March 31, 2016 the fair value of the Company’s Level 3 servicing assets for residential mortgage loans was $3.1 million, none of which are currently impaired and therefore are carried at amortized cost.  These residential mortgage loans have a weighted average interest rate of 3.94%, a weighted average maturity of 19 years and are secured by homes generally within the Company’s market area, which is primarily Northern Indiana.  A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.  The most significant assumption used to value mortgage servicing rights is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment rates.  The most significant unobservable assumption is the discount rate.  At March 31, 2016, the constant prepayment speed (PSA) used was 212 and the discount rate used was 9.4%.  At December 31, 2015, the PSA used was 181 and the discount rate used was 9.4%.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2016
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,034	$ 0	$ 0	$ 1,034
U.S. government sponsored agency securities	0	7,191	0	7,191
Mortgage-backed securities	0	359,727	0	359,727
State and municipal securities	0	116,462	849	117,311
Total Securities	1,034	483,380	849	485,263
Mortgage banking derivative	0	316	0	316
Interest rate swap derivative	0	5,295	0	5,295
Total assets	$ 1,034	$ 488,991	$ 849	$ 490,874

Liabilities
Mortgage banking derivative	0	20	0	20
Interest rate swap derivative	0	5,624	0	5,624
Total liabilities	$ 0	$ 5,644	$ 0	$ 5,644

	December 31, 2015
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,003	$ 0	$ 0	$ 1,003
U.S. government sponsored agency securities	0	7,120	0	7,120
Mortgage-backed securities	0	360,672	0	360,672
State and municipal securities	0	108,725	551	109,276
Total Securities	1,003	476,517	551	478,071
Mortgage banking derivative	0	165	0	165
Interest rate swap derivative	0	1,732	0	1,732
Total assets	$ 1,003	$ 478,414	$ 551	$ 479,968

Liabilities
Mortgage banking derivative	0	1	0	1
Interest rate swap derivative	0	1,748	0	1,748
Total liabilities	$ 0	$ 1,749	$ 0	$ 1,749

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016 and there were no transfers between Level 1 and Level 2 during 2015.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 31, 2016 and 2015:

	State and Municipal Securities
(dollars in thousands)	2016	2015
Balance of recurring Level 3 assets at January 1	$ 551	$ 850
Transfers into Level 3	339	0
Changes in fair value of securities
included in other comprehensive income	(1)	0
Principal payments	(40)	(40)
Balance of recurring Level 3 assets at March 31	$ 849	$ 810

The fair values of two municipal securities with a fair value of $339,000 as of March 31, 2016 were transferred from Level 2 and into Level 3 because of a lack of observable market data for these investments.  The Company’s policy is to recognize transfers as of the end of the reporting period.  As a result the fair value for these municipal securities was transferred on March 31, 2016.  The municipal securities measured at fair value included below are non-rated Indiana and Ohio municipal revenue bonds and are not actively traded.

Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	3/31/2016	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 849	Price to type, par, call	Discount to benchmark index	0-6%
(3.28%)

Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	12/31/2015	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 551	Price to type, par, call	Discount to benchmark index	0-5%
(2.82%)

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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	March 31, 2016
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 749	$ 749
Non-working capital loans	0	0	1,882	1,882
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	293	293
Owner occupied loans	0	0	706	706
Nonowner occupied loans	0	0	95	95
Multifamily loans	0	0	254	254
Other commercial loans	0	0	7	7
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	371	371
Open end and junior lien loans	0	0	225	225
Total impaired loans	$ 0	$ 0	$ 4,582	$ 4,582
Other real estate owned	0	0	75	75
Total assets	$ 0	$ 0	$ 4,657	$ 4,657

	December 31, 2015
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 753	$ 753
Non-working capital loans	0	0	2,083	2,083
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	293	293
Owner occupied loans	0	0	717	717
Multifamily loans	0	0	227	227
Other commercial loans	0	0	7	7
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	245	245
Open end and junior lien loans	0	0	226	226
Total impaired loans	$ 0	$ 0	$ 4,551	$ 4,551
Other real estate owned	0	0	75	75
Total assets	$ 0	$ 0	$ 4,626	$ 4,626

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2016:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$ 2,631	Collateral based	Discount to reflect	42%	(7% - 100%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	1,348	Collateral based	Discount to reflect	24%	(13% - 54%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Other commercial	7	Collateral based	Discount to reflect	35%
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Consumer 1-4 family mortgage	596	Collateral based	Discount to reflect	25%	(10% - 71%)
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	75	Appraisals	Discount to reflect	49%
			current market conditions

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at December 31, 2015:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$ 2,836	Collateral based	Discount to reflect	46%	(5% - 100%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	1,237	Collateral based	Discount to reflect	31%	(19% - 53%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Other commercial	7	Collateral based	Discount to reflect	43%
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Consumer 1-4 family mortgage	471	Collateral based	Discount to reflect	26%	(11% - 42%)
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	75	Appraisals	Discount to reflect	49%
			current market conditions

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $7.1 million, with a valuation allowance of $2.5 million at March 31, 2016, resulting in a net increase in the provision for loan losses of $100,000 in the three months ended March 31, 2016.  At March 31, 2015, impaired loans had a gross carrying amount of $14.4 million, with a valuation allowance of $2.8 million, resulting in a net reduction in the provision for loan losses of $700,000 in the three months ended March 31, 2015.

Other real estate owned measured at fair value less costs to sell, at both March 31, 2016 and March 31, 2015, had a net carrying amount of $75,000, which is made up of the outstanding balance of $147,000, net of a valuation allowance of $72,000, all of which was written down during 2012.

The following table contains the estimated fair values and the related carrying values of the Company’s financial instruments. Items which are not financial instruments are not included.

	March 31, 2016
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 80,738	$ 78,483	$ 2,260	$ 0	$ 80,743
Securities available for sale	485,263	1,034	483,380	849	485,263
Real estate mortgages held for sale	2,186	0	2,237	0	2,237
Loans, net	3,070,016	0	0	3,069,500	3,069,500
Federal Home Loan Bank stock	4,248	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	10,030	8	1,993	8,029	10,030
Financial Liabilities:
Certificates of deposit	(1,115,126)	0	(1,121,429)	0	(1,121,429)
All other deposits	(2,135,609)	(2,135,609)	0	0	(2,135,609)
Securities sold under agreements
to repurchase	(59,504)	0	(59,504)	0	(59,504)
Other short-term borrowings	(35,000)	0	(35,001)	0	(35,001)
Long-term borrowings	(32)	0	(35)	0	(35)
Subordinated debentures	(30,928)	0	0	(31,215)	(31,215)
Standby letters of credit	(317)	0	0	(317)	(317)
Accrued interest payable	(4,212)	(91)	(4,118)	(3)	(4,212)

	December 31, 2015
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 80,674	$ 79,074	$ 1,602	$ 0	$ 80,676
Securities available for sale	478,071	1,003	476,517	551	478,071
Real estate mortgages held for sale	3,294	0	3,340	0	3,340
Loans, net	3,037,319	0	0	3,029,533	3,029,533
Federal Home Loan Bank stock	4,248	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	9,462	3	2,301	7,158	9,462
Financial Liabilities:
Certificates of deposit	(997,514)	0	(1,002,452)	0	(1,002,452)
All other deposits	(2,185,907)	(2,185,907)	0	0	(2,185,907)
Securities sold under agreements
to repurchase	(69,622)	0	(69,622)	0	(69,622)
Other short-term borrowings	(70,000)	0	(70,003)	0	(70,003)
Long-term borrowings	(34)	0	(37)	0	(37)
Subordinated debentures	(30,928)	0	0	(31,211)	(31,211)
Standby letters of credit	(381)	0	0	(381)	(381)
Accrued interest payable	(3,773)	(86)	(3,684)	(3)	(3,773)

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

Securities sold under agreements to repurchase of $59.5 million and $69.6 million, which mature on demand, are secured by mortgage-backed securities with a carrying amount of $110.7 million and $117.5 million at March 31, 2016 and December 31, 2015, respectively.  Additional information concerning recognition of these liabilities is disclosed in Note 8.

NOTE 7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost:

	Three Months Ended March 31,
	Pension Benefits		SERP Benefits
(dollars in thousands)	2016	2015	2016	2015
Interest cost	$26	$26	$12	$11
Expected return on plan assets	(35)	(35)	(18)	(19)
Recognized net actuarial (gain) loss	34	40	20	21
Net pension expense (benefit)	$25	$31	$14	$13

The Company previously disclosed in its financial statements for the year ended December 31, 2015 that it expected to contribute $321,000 to its pension plan and $76,000 to its Supplemental Executive Retirement Plan (“SERP”) in 2016.  The Company has contributed $102,000 to its pension plan and $76,000 to its SERP as of March 31, 2016.  The Company expects to contribute $219,000 to its pension plan during the remainder of 2016.  The Company does not expect to make any additional contributions to its SERP during the remainder of 2016.

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at March 31, 2016 and December 31, 2015.

	March 31, 2016
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$5,295	$0	$5,295	$0	$0	$5,295
Total Assets	$5,295	$0	$5,295	$0	$0	$5,295
Liabilities
Interest Rate Swap Derivatives	$5,624	$0	$5,624	$0	$(5,310)	$314
Repurchase Agreements	59,504	0	59,504	(59,504)	0	0
Total Liabilities	$65,128	$0	$65,128	$(59,504)	$(5,310)	$314

	December 31, 2015
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$1,732	$0	$1,732	$0	$0	$1,732
Total Assets	$1,732	$0	$1,732	$0	$0	$1,732
Liabilities
Interest Rate Swap Derivatives	$1,748	$0	$1,748	$0	$(1,660)	$88
Repurchase Agreements	69,622	0	69,622	(69,622)	0	0
Total Liabilities	$71,370	$0	$71,370	$(69,622)	$(1,660)	$88

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

	Three Months Ended March 31,
	2016	2015
Weighted average shares outstanding for basic earnings per common share	16,679,835	16,590,285
Dilutive effect of stock options, awards and warrants	205,369	199,212
Weighted average shares outstanding for diluted earnings per common share	16,885,204	16,789,497

Basic earnings per common share	$0.74	$0.67
Diluted earnings per common share	$0.73	$0.66

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and the year ended December 31, 2015:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2015	$3,836	$(1,694)	$2,142
Other comprehensive income before reclassification	5,220	0	5,220
Amounts reclassified from accumulated other comprehensive income (loss)	(31)	32	1
Net current period other comprehensive income	5,189	32	5,221
Balance at March 31, 2016	$9,025	$(1,662)	$7,363

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2014	$5,467	$(1,637)	$3,830
Other comprehensive income before reclassification	(1,606)	(204)	(1,810)
Amounts reclassified from accumulated other comprehensive income (loss)	(25)	147	122
Net current period other comprehensive income	(1,631)	(57)	(1,688)
Balance at December 31, 2015	$3,836	$(1,694)	$2,142

Reclassifications out of accumulated comprehensive income for the three months ended March 31, 2016 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$52	Net securities gains (losses)
Tax effect	(21)	Income tax expense
	31	Net of tax
Amortization of defined benefit pension items	(54)	Salaries and employee benefits
Tax effect	22	Income tax expense
	(32)	Net of tax
Total reclassifications for the period	$(1)	Net income

Reclassifications out of accumulated comprehensive income for the three months ended March 31, 2015 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$ 42	Net securities gains (losses)
Tax effect	(17)	Income tax expense
	25	Net of tax
Amortization of defined benefit pension items	(61)	Salaries and employee benefits
Tax effect	24	Income tax expense
	(37)	Net of tax
Total reclassifications for the period	$ (12)	Net income

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This update, effective for the Company beginning January 1, 2019, will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements.  When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  Management is evaluating the impact of adopting this new accounting standard on our financial statements.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

OVERVIEW

Net income in the first three months of 2016 was $12.3 million, up 10.3% from $11.1 million for the comparable period of 2015.  Diluted income per common share was $0.73 in the first three months of 2016, up 10.6% from $0.66 in the comparable period of 2015.  Return on average total equity was 12.35% in the first three months of 2016 versus 12.32% in the comparable period of 2015.  Return on average total assets was 1.30% in the first three months of 2016 versus 1.31% in the comparable period of 2015.  The equity to average assets ratio was 10.49% in the first three months of 2016 versus 10.66% in the comparable period of 2015.

Total assets were $3.809 billion as of March 31, 2016 versus $3.766 billion as of December 31, 2015, an increase of $42.6 million, or 1.1%. This increase was primarily due to a $32.4 million increase in total loans.

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

RESULTS OF OPERATIONS

Overview

Selected income statement information for the three months ended March 31, 2016 and 2015 is presented in the following table:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Income Statement Summary:
Net interest income	$28,582	$25,700
Provision for loan losses	0	0
Noninterest income	7,043	7,795
Noninterest expense	17,384	16,901
Other Data:
Efficiency ratio (1)	48.80%	50.46%
Dilutive EPS	$0.73	$0.66
Tangible capital ratio	10.61%	10.58%
Net charge-offs(recoveries) to average loans	0.04%	0.09%
Net interest margin	3.26%	3.27%
Noninterest income to total revenue	19.77%	23.27%

(1)	Noninterest expense/Net interest income plus Noninterest income

Net Income

Net income was $12.3 million in the first three months of 2016, an increase of $1.1 million, or 10.3%, versus net income of $11.1 million in the first three months of 2015. Net interest income increased $2.9 million, or 11.2%, to $28.6 million versus $25.7 million in the first three months of 2015. Net interest income increased primarily due to a 10.6% increase in average earning assets.  Significantly affecting average earning assets during 2016 was an increase of 12.6% in the commercial loan portfolio, which reflects our continuing strategic focus on commercial lending.  The net interest margin was 3.26% in the first three months of 2016 versus 3.27% in 2015. The lower margin reflected a modest increase in the cost of funds offset by increased security yields.

Net Interest Income

The following table sets forth consolidated information regarding average balances and rates:

	Three Months Ended March 31,
	2016			2015
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$3,077,441	$29,630	3.87%	$2,741,894	$26,257	3.88%
Tax exempt (1)	11,907	166	5.61	12,953	175	5.48
Investments: (1)
Available for sale	478,537	3,906	3.28	477,245	3,705	3.15
Short-term investments	6,210	4	0.26	4,581	1	0.09
Interest bearing deposits	16,727	24	0.58	10,049	12	0.48
Total earning assets	$3,590,822	$33,730	3.78%	$3,246,722	$30,150	3.77%
Less: Allowance for loan losses	(43,394)			(46,041)
Nonearning Assets
Cash and due from banks	97,093			83,569
Premises and equipment	47,237			42,092
Other nonearning assets	120,558			114,736
Total assets	$3,812,316			$3,441,078

Interest Bearing Liabilities
Savings deposits	$253,313	$123	0.20%	$224,787	$107	0.19%
Interest bearing checking accounts	1,240,226	1,324	0.43	1,203,367	1,162	0.39
Time deposits:
In denominations under $100,000	254,605	737	1.16	286,857	832	1.18
In denominations over $100,000	821,560	2,011	0.98	666,176	1,547	0.94
Miscellaneous short-term borrowings	126,758	147	0.47	87,728	60	0.28
Long-term borrowings and
subordinated debentures (4)	30,960	286	3.72	30,962	256	3.35
Total interest bearing liabilities	$2,727,422	$4,628	0.68%	$2,499,877	$3,964	0.64%
Noninterest Bearing Liabilities
Demand deposits	661,594			555,984
Other liabilities	23,379			18,525
Stockholders' Equity	399,921			366,692
Total liabilities and stockholders' equity	$3,812,316			$3,441,078

Interest Margin Recap
Interest income/average earning assets		33,730	3.78		30,150	3.77
Interest expense/average earning assets		4,628	0.52		3,964	0.50
Net interest income and margin		$29,102	3.26%		$26,186	3.27%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2016 and 2015. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) adjustment applicable to nondeductible interest expenses.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended March 31, 2016 and 2015, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.
(4)	Long-term borrowings and subordinated debentures interest expense was reduced by interest capitalized on construction in process for 2015.

Net interest income increased $2.9 million, or 11.2%, for the three months ended March 31, 2016 compared with the first three months of 2015. The increased level of net interest income during the first three months of 2016 was largely driven by an increase in net earning assets of $344.1 million.  Average loans outstanding increased $334.5 million during the three months ended March 31, 2016 compared with the same period of 2015, with most of the growth being in commercial loans.  The tax equivalent net interest margin was 3.26% for the first three months of 2016 compared to 3.27% during the first three months of 2015.  The yield on earning assets totaled 3.78% during the three months ended March 31, 2016 compared to 3.77% in the same period of 2015 while the cost of funds (expressed as a percentage of average earning assets) totaled 0.52% during the first three months of 2016 compared to 0.50% in the same period of 2015.  The company received prepayment income from the investment security portfolio totaling $230,000 and $421,000, during the first quarters of 2016 and 2015, respectively, which resulted from the early repayment of one security in the investment portfolio during each period.

Provision for Loan Losses

No provisions for loan loss expense were recorded during the three month periods ended March 31, 2016 and 2015.  The allowance for loan losses at March 31, 2016 represented 1.39% of the loan portfolio, versus 1.42% at December 31, 2015 and 1.65% at March 31, 2015.  Factors impacting the decision not to record a provision in the first three months of 2016 included the stabilization or improvement in key loan quality metrics including strong reserve coverage of nonperforming loans, a decrease in historical loss percentages, stable economic conditions in the Company’s markets and sustained signs of improvement in borrower performance and future prospects. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management’s overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company’s management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

Noninterest income categories for the three-month periods ended March 31, 2016 and 2015 are shown in the following tables:

	Three Months Ended
	March 31,
			Percent
(dollars in thousands)	2016	2015	Change
Wealth advisory fees	$1,160	$1,184	(2.0)%
Investment brokerage fees	288	492	(41.5)
Service charges on deposit accounts	2,780	2,374	17.1
Loan, insurance and service fees	1,838	1,569	17.1
Merchant card fee income	497	416	19.5
Bank owned life insurance	173	375	(53.9)
Other income	(72)	954	(107.5)
Mortgage banking income	327	389	(15.9)
Net securities gains (losses)	52	42	23.8
Total noninterest income	$7,043	$7,795	(9.6)%
Noninterest income to total revenue	19.77%	23.27%

The Company’s noninterest income decreased 10% to $7.0 million for the first quarter of 2016 versus $7.8 million for the first quarter of 2015. Other income decreased primarily due to a $313,000 credit valuation adjustment loss related to the company’s swap arrangements, and a $226,000 write down to a property formerly used as a Lake City Bank branch that is held for sale. In addition, other income for the first quarter of 2015 included $460,000 in interest rate swap fees versus $10,000 in the first quarter of 2016.  Investment brokerage fees declined due to lower production volumes as well as changes to the product mix designed to provide a more consistent revenue stream.  Noninterest income was positively impacted by increases in recurring fee income for service charges on deposit accounts, loan, insurance and service fees as well as merchant card income which increased by $406,000, $269,000 and $81,000 respectively as compared to the first quarter 2015.

Noninterest Expense

Noninterest expense categories for the three-month periods ended March 31, 2016 and 2015 are shown in the following table:

	Three Months Ended
	March 31,
			Percent
(dollars in thousands)	2016	2015	Change
Salaries and employee benefits	$9,605	$9,723	(1.2)%
Net occupancy expense	1,096	1,084	1.1
Equipment costs	901	916	(1.6)
Data processing fees and supplies	2,032	1,767	15.0
Corporate and business development	857	790	8.5
FDIC insurance and other regulatory fees	523	486	7.6
Professional fees	827	689	20.0
Other expense	1,543	1,446	6.7
Total noninterest expense	$17,384	$16,901	2.9%

The Company’s noninterest expense increased by 3% to $17.4 million in the first quarter of 2016 compared to $16.9 million in the first quarter of 2015 due primarily to increases in data processing and professional fees.  Data processing fees increased primarily due to increased technology and software related expenditures with the company’s core processor which are volume and product driven and represent digital solutions and forward technology for clients.  Salaries and employee benefits decreased primarily due to lower employee health insurance costs of $895,000 that resulted from a premium reduction for the first quarter 2016.  The company’s medical insurance plan is a trust that includes a pool of assets from a number of banks in Indiana.  In the first quarter of 2016, member banks received a discount to maintain trust assets below a required threshold due to asset value increases that were faster than anticipated.  The Company's efficiency ratio was 49% for the first quarter of 2016, compared to 50% for the first quarter of 2015.

Income Taxes

Income tax expense increased $504,000 in the three month period ended March 31, 2016, compared to the same period in 2015.  The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, was 32.7% in the three month period ended March 31, 2016, compared to 32.9% for the comparable period of 2015.

FINANCIAL CONDITION

Overview

Total assets of the Company were $3.809 billion as of March 31, 2016, an increase of $42.6 million, or 1.1%, when compared to $3.766 billion as of December 31, 2015.  Total loans increased by $32.4 million, or 1.1%, to $3.113 billion at March 31, 2016 from $3.081 billion at December 31, 2015.  Securities available for sale increased by $7.2 million to $485.3 million at March 31, 2016 from $478.1 million at December 31, 2015 due to increased unrealized gains.  Funding for the loan growth came from a $67.3 million increase in deposits offset by a $45.1 million decrease in short-term borrowings.

Uses of Funds

Total Cash and Cash Equivalents

Total cash and cash equivalents was $80.7 million at both March 31, 2016 and December 31, 2015.

Investment Portfolio

The amortized cost and the fair value of securities as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury securities	$988	$1,034	$988	$1,003
U.S. government sponsored agencies	7,132	7,191	7,178	7,120
Agency residential mortgage-backed securities	350,450	359,727	357,984	360,672
State and municipal securities	113,030	117,311	105,753	109,276
Total	$471,600	$485,263	$471,903	$478,071

At March 31, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders’ equity.

Purchases of securities available for sale totaled $27.0 million in the first three months of 2016.  Paydowns from prepayments and scheduled payments of $11.8 million were received in the first three months of 2016, and the amortization of premiums, net of the accretion of discounts, was $695,000.  Sales of securities totaled $6.9 million in the first three months of 2016.  Maturities and calls of securities totaled $7.9 million in the first three months of 2016.  No other-than-temporary impairment was recognized in the first three months of 2016. In January 2016, all of the investments held at the Bank were transferred to the Company’s investment subsidiary, LCB Investments.  The investment portfolio is managed by a third party firm to provide for an appropriate balance between, liquidity, credit risk and investment return and to limit the Company’s exposure to risk to an acceptable level.  The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds in the so called “Volcker Rule” of the Dobb-Frank Wall Street Reform and Consumer Protection Act.

Real Estate Mortgage Loans HFS

Real estate mortgage loans held-for-sale decreased by $1.1 million, or 33.6%, to $2.2 million at March 31, 2016, from $3.3 million at December 31, 2015.  The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market.  The Company generally sells all of the mortgage loans it originates on the secondary market.  Proceeds from sales totaled $11.7 million in the first three months of 2016 compared to $16.2 million in the first three months of 2015.

Loan Portfolio

The loan portfolio by portfolio segment as of March 31, 2016 and December 31, 2015 is summarized as follows:

					Current
	March 31,		December 31,		Period
(dollars in thousands)	2016		2015		Change
Commercial and industrial loans	$1,205,755	38.7%	$1,179,512	38.3%	$26,243
Commercial real estate and multi-family residential loans	1,166,574	37.5	1,130,053	36.7	36,521
Agri-business and agricultural loans	273,143	8.8	306,094	9.9	(32,951)
Other commercial loans	83,617	2.7	85,075	2.8	(1,458)
Consumer 1-4 family mortgage loans	330,923	10.6	331,103	10.7	(180)
Other consumer loans	53,327	1.7	49,113	1.6	4,214
Subtotal	3,113,339	100.0%	3,080,950	100.0%	32,389
Less: Allowance for loan losses	(43,284)		(43,610)		326
Net deferred loan fees	(39)		(21)		(18)
Loans, net	$3,070,016		$3,037,319		$32,697

Total loans, excluding real estate mortgage loans held for sale, increased by $32.4 million to $3.113 billion at March 31, 2016 from $3.081 billion at December 31, 2015.  The increase was concentrated in the commercial and commercial real estate categories and reflected the Company’s long standing strategic plan that is focused on expanding and growing the commercial lending business throughout our market areas.  The increase was partially offset by seasonal declines in agri-business loans.

The following table summarizes the Company’s non-performing assets as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
(dollars in thousands)	2016	2015
Nonaccrual loans including nonaccrual troubled debt restructured loans	$7,579	$13,055
Loans past due over 90 days and still accruing	0	0
Total nonperforming loans	$7,579	$13,055
Other real estate owned	243	210
Repossessions	0	15
Total nonperforming assets	$7,822	$13,280

Impaired loans including troubled debt restructurings	$17,418	$20,576

Nonperforming loans to total loans	0.24%	0.42%
Nonperforming assets to total assets	0.21%	0.35%

Performing troubled debt restructured loans	$8,590	$6,260
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	5,519	10,914
Total troubled debt restructured loans	$14,109	$17,174

Total nonperforming assets decreased by $5.5 million, or 41.1%, to $7.8 million during the three-month period ended March 31, 2016.  The decrease in nonperforming assets was primarily due to the return to accruing status of a $2.7 million commercial credit due to improved performance.  The loan is accounted for as a troubled debt restructuring.  In addition a $2.0 million nonaccrual commercial credit paid off during the first quarter of 2016.

Net charge-offs totaled $326,000 in the first quarter of 2016, versus net charge-offs of $585,000 during the first quarter of 2015 and net charge-offs of $1.1 million during the fourth quarter of 2015.

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

Total impaired loans decreased by $3.2 million, or 15.3%, to $17.4 million at March 31, 2016 from $20.6 million at December 31, 2015.  The decrease in the impaired loans category was primarily due to the payoff of a $2.0 million nonaccrual commercial credit.

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

At March 31, 2016, the allowance for loan losses was 1.39% of total loans outstanding, versus 1.42% of total loans outstanding at December 31, 2015.  At March 31, 2016, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not remain stabilized, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable incurred credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

As of March 31, 2016, on the basis of management’s review of the loan portfolio, the Company had 81 credits totaling $139.9 million on the classified loan list versus 84 credits totaling $141.2 million on December 31, 2015. As of March 31, 2016, the Company had $102.0 million of assets classified as Special Mention, $37.3 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $105.4 million, $35.3 million, $0 and $0, respectively at December 31, 2015.

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

The allowance for loan losses decreased 0.7%, or $326,000, from $43.6 million at December 31, 2015 to $43.3 million at March 31, 2016.  Pooled loan allocations decreased from $40.0 million at December 31, 2015 to $39.8 million at March 31, 2016, which was primarily due to management’s view of current credit quality and the current economic environment.  Impaired loan allocations decreased $220,000 from $3.7 million at December 31, 2015 to $3.4 million at March 31, 2016 due primarily to lower levels of classified loans as well as lower allocations on specific classified loans.  The unallocated component of the allowance for loan losses was $3.1 million at March 31, 2016 and $2.8 million at December 31, 2015.  While general trends in the overall economy and credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions.

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

Sources of Funds

The following table summarizes deposits and borrowings as of March 31, 2016 and December 31, 2015:

			Current
	March 31,	December 31,	Period
(dollars in thousands)	2016	2015	Change
Non-interest bearing demand deposits	$660,318	$715,093	$(54,775)
Interest bearing demand, savings & money market accounts	1,475,291	1,470,814	4,477
Time deposits under $100,000	250,998	259,260	(8,262)
Time deposits of $100,000 or more	864,128	738,254	125,874
Total deposits	3,250,735	3,183,421	67,314
Short-term borrowings	94,504	139,622	(45,118)
Long-term borrowings	32	34	(2)
Subordinated debentures	30,928	30,928	0
Total borrowings	125,464	170,584	(45,120)
Total funding sources	$3,376,199	$3,354,005	$22,194

Deposits and Borrowings

Total deposits increased by $67.3 million, or 2.1%, from December 31, 2015.  The growth in deposits consisted of $95.2 million in core deposit growth and a decrease of $27.9 million in brokered deposits.  Core deposit growth was concentrated in public fund certificates of deposit of $100,000 or more.  Total brokered deposits were $120.1 million at March 31, 2016 compared to $148.0 million at December 31, 2015.  Total public funds deposits, including public funds transaction accounts, were $1.022 billion million at March 31, 2016 compared to $901.2 million at December 31, 2015.

Total borrowings decreased by $45.1 million, or 26.5%, from December 31, 2015.  Most of the decrease was from a decrease in short-term advances from the Federal Home Loan Bank of Indianapolis.  The Company used wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to fund part of its loan growth and to help maintain its desired interest rate risk position.

Capital

As of March 31, 2016, total stockholders’ equity was $406.9 million, an increase of $14.1 million, or 3.6%, from $392.8 million at December 31, 2015.  In addition to net income of $12.3 million, other significant changes in equity during the first three months of 2016 included $4.1 million of dividends paid and $784,000 in stock based compensation expense. The accumulated other comprehensive income component of equity increased $5.2 million during the three months ended March 31, 2016, driven by changes in the fair values of available-for-sale securities.  The impact on equity by other comprehensive income is not included in regulatory capital.  The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks (the “Basel III rules”) became effective for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019.  The final rules include a capital conservation buffer, comprised of common equity Tier 1 capital, which was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.  As of March 31, 2016, the Company's capital levels remained characterized as "well-capitalized" under the new rules.  The actual capital amounts and ratios of the Company and the Bank as of March 31, 2016 and December 31, 2015, are presented in the table below:

					Minimum Required to
			Minimum Required		Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016:
Total Capital (to Risk
Weighted Assets)
Consolidated	$467,223	13.74%	$272,526	8.00%	$340,658	10.00%
Bank	$453,766	13.37%	$272,025	8.00%	$340,031	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$424,540	12.48%	$204,395	6.00%	$272,526	8.00%
Bank	$411,160	12.11%	$204,019	6.00%	$272,025	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$394,540	11.60%	$153,296	4.50%	$221,427	6.50%
Bank	$411,160	12.11%	$153,014	4.50%	$221,020	6.50%
Tier I Capital (to Average Assets)
Consolidated	$424,540	11.15%	$152,294	4.00%	$190,367	5.00%
Bank	$411,160	10.86%	$151,467	4.00%	$189,334	5.00%

As of December 31, 2015:
Total Capital (to Risk
Weighted Assets)
Consolidated	$ 457,815	13.62%	$ 268,844	8.00%	$ 336,056	10.00%
Bank	$ 446,829	13.31%	$ 268,468	8.00%	$ 335,585	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$ 415,700	12.37%	$ 201,633	6.00%	$ 268,844	8.00%
Bank	$ 404,771	12.06%	$ 201,351	6.00%	$ 268,468	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$ 385,700	11.48%	$ 151,225	4.50%	$ 218,436	6.50%
Bank	$ 404,771	12.06%	$ 151,013	4.50%	$ 218,130	6.50%
Tier I Capital (to Average Assets)
Consolidated	$ 415,700	11.10%	$ 149,841	4.00%	$ 187,301	5.00%
Bank	$ 404,771	10.86%	$ 149,051	4.00%	$ 186,313	5.00%

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

•	changes in borrowers’ credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets;

•	the effects of disruption and volatility in capital markets on the value of our investment portfolio;

•	cyber-security risks and/or cyber-security damage that could result from attacks on the Company’s or third party service providers, networks or data of the Company;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	changes in technology or products that may be more difficult or costly, or less effective than anticipated;

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

Results for the base, falling 100 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, and rising 300 basis points interest rate scenarios are listed below based upon the Company’s rate sensitive assets and liabilities at March 31, 2016. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

		Falling	Rising	Rising	Rising	Rising
(dollars in thousands)	Base	(100 Basis Points)	(25 Basis Points)	(50 Basis Points)	(100 Basis Points)	(300 Basis Points)
Net interest income	$113,672	$112,516	$115,786	$117,991	$122,767	$141,047
Variance from Base		($1,156)	$2,114	$4,319	$9,095	$27,375
Percent of change from Base		-1.02%	1.86%	3.80%	8.00%	24.08%

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2016.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2016, there were no changes to the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. of Part I of the Company’s 2015 Form 10-K.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of March 31, 2016 with respect to shares of common stock repurchased by the Company during the quarter then ended:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

January 1-31	3,898	$44.66	0	$0
February 1-29	584	41.66	0	0
March 1-31	0	0	0	0

Total	4,482	$44.27	0	$0

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and March 31, 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and March 31, 2015; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015; and (v) Notes to Unaudited Consolidated Financial Statements.

LAKELAND FINANCIAL CORPORATION

FORM 10-Q

March 31, 2016

Part II - Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: May 10, 2016	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: May 10, 2016	/s/ Lisa M. O’Neill
Lisa M. O’Neill – Executive Vice President and
Chief Financial Officer

Date: May 10, 2016	/s/ Teresa A. Bartman
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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and March 31, 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and March 31, 2015; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015; and (v) Notes to Unaudited Consolidated Financial Statements.