Form 10-Q
period 2016-06-30
LAKELAND FINANCIAL CORP
filed 2016-08-09
CIK 721994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

LAKELAND FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	0-11487	35-1559596
(State or Other Jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation or Organization)		Identification No.)

202 East Center Street, P.O. Box 1387, Warsaw, Indiana 46581‑1387
(Address of Principal Executive Offices)(Zip Code)

(574) 267‑6144
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X     No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes X    No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  _     Accelerated filer X   Non-accelerated filer _    (do not check if a smaller reporting company)   Smaller reporting company _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes _    No  X

Number of shares of common stock outstanding at July 31, 2016:  25,057,697

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (in thousands except share data)
	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash and due from banks	$77,361	$67,484
Short-term investments	31,502	13,190
Total cash and cash equivalents	108,863	80,674

Securities available for sale (carried at fair value)	499,600	478,071
Real estate mortgage loans held for sale	4,009	3,294

Loans, net of allowance for loan losses of $43,247 and $43,610	3,154,750	3,037,319

Land, premises and equipment, net	49,144	46,684
Bank owned life insurance	70,610	69,698
Federal Reserve and Federal Home Loan Bank stock	8,373	7,668
Accrued interest receivable	10,294	9,462
Goodwill	4,970	4,970
Other assets	26,691	28,446
Total assets	$3,937,304	$3,766,286

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Noninterest bearing deposits	$727,308	$715,093
Interest bearing deposits	2,676,147	2,468,328
Total deposits	3,403,455	3,183,421

Short-term borrowings
Securities sold under agreements to repurchase	56,368	69,622
Other short-term borrowings	0	70,000
Total short-term borrowings	56,368	139,622

Long-term borrowings	32	34
Subordinated debentures	30,928	30,928
Accrued interest payable	4,403	3,773
Other liabilities	23,225	15,607
Total liabilities	3,518,411	3,373,385

STOCKHOLDERS' EQUITY
Common stock: 90,000,000 shares authorized, no par value
25,045,251 shares issued and 24,894,228 outstanding as of June 30, 2016
24,962,477 shares issued and 24,819,066 outstanding as of December 31, 2015	101,002	99,123
Retained earnings	310,317	294,002
Accumulated other comprehensive income	10,166	2,142
Treasury stock, at cost (2016 - 151,023 shares, 2015 - 143,411 shares)	(2,681)	(2,455)
Total stockholders' equity	418,804	392,812
Noncontrolling interest	89	89
Total equity	418,893	392,901
Total liabilities and equity	$3,937,304	$3,766,286

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited - in thousands except share and per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
NET INTEREST INCOME
Interest and fees on loans
Taxable	$ 30,918	$ 27,315	$ 60,548	$ 53,572
Tax exempt	111	117	222	234
Interest and dividends on securities
Taxable	2,297	2,002	4,843	4,450
Tax exempt	947	842	1,842	1,671
Interest on short-term investments	82	14	110	27
Total interest income	34,355	30,290	67,565	59,954

Interest on deposits	4,694	3,930	8,889	7,578
Interest on borrowings
Short-term	99	35	246	95
Long-term	289	261	575	517
Total interest expense	5,082	4,226	9,710	8,190

NET INTEREST INCOME	29,273	26,064	57,855	51,764

Provision for loan losses	0	0	0	0

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	29,273	26,064	57,855	51,764

NONINTEREST INCOME
Wealth advisory fees	1,133	1,106	2,293	2,290
Investment brokerage fees	212	311	500	803
Service charges on deposit accounts	2,843	2,573	5,623	4,947
Loan, insurance and service fees	1,892	1,900	3,730	3,469
Merchant card fee income	527	431	1,024	847
Bank owned life insurance income	489	360	662	735
Other income	587	681	515	1,635
Mortgage banking income	384	351	711	740
Net securities gains	0	0	52	42
Total noninterest income	8,067	7,713	15,110	15,508

NONINTEREST EXPENSE
Salaries and employee benefits	10,592	9,444	20,197	19,167
Net occupancy expense	1,041	915	2,137	1,999
Equipment costs	909	913	1,810	1,829
Data processing fees and supplies	2,120	1,938	4,152	3,705
Corporate and business development	763	714	1,620	1,504
FDIC insurance and other regulatory fees	557	511	1,080	997
Professional fees	859	728	1,686	1,417
Other expense	1,605	1,578	3,148	3,024
Total noninterest expense	18,446	16,741	35,830	33,642

INCOME BEFORE INCOME TAX EXPENSE	18,894	17,036	37,135	33,630
Income tax expense	6,091	5,656	12,053	11,114
NET INCOME	$ 12,803	$ 11,380	$ 25,082	$ 22,516

BASIC WEIGHTED AVERAGE COMMON SHARES	25,045,251	24,917,961	25,032,502	24,901,784
BASIC EARNINGS PER COMMON SHARE	$ 0.51	$ 0.46	$ 1.00	$ 0.90
DILUTED WEIGHTED AVERAGE COMMON SHARES	25,395,770	25,230,078	25,370,607	25,193,860
DILUTED EARNINGS PER COMMON SHARE	$ 0.50	$ 0.45	$ 0.99	$ 0.89

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited - in thousands)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$12,803	$11,380	$25,082	$22,516
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized holding gain (loss) on securities available for sale
arising during the period	4,155	(5,230)	11,702	(1,568)
Reclassification adjustment for (gains) losses included in net income	0	0	(52)	(42)
Net securities gain (loss) activity during the period	4,155	(5,230)	11,650	(1,610)
Tax effect	(1,385)	2,046	(3,691)	603
Net of tax amount	2,770	(3,184)	7,959	(1,007)
Defined benefit pension plans:
Net gain (loss) on defined benefit pension plans	0	0	0	(276)
Amortization of net actuarial loss	54	61	108	122
Net gain (loss) activity during the period	54	61	108	(154)
Tax effect	(21)	(24)	(43)	53
Net of tax amount	33	37	65	(101)

Total other comprehensive income (loss), net of tax	2,803	(3,147)	8,024	(1,108)

Comprehensive income	$15,606	$8,233	$33,106	$21,408

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited - in thousands except share and per share data)
				Accumulated
				Other		Total
	Common Stock		Retained	Comprehensive	Treasury	Stockholders'
	Shares	Stock	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2015	24,698,432	$96,121	$263,345	$3,830	$(2,000)	$361,296
Comprehensive income:
Net income			22,516			22,516
Other comprehensive income (loss), net of tax				(1,108)		(1,108)
Cash dividends declared, $0.303 per share			(7,560)			(7,560)
Treasury shares purchased under deferred
directors' plan	(7,932)	213			(213)	0
Stock activity under equity compensation plans	101,796	(390)				(390)
Stock based compensation expense		921				921
Balance at June 30, 2015	24,792,296	$96,865	$278,301	$2,722	$(2,213)	$375,675

Balance at January 1, 2016	24,819,066	$99,123	$294,002	$2,142	$(2,455)	$392,812
Comprehensive income:
Net income			25,082			25,082
Other comprehensive income (loss), net of tax				8,024		8,024
Cash dividends declared, $0.35 per share			(8,767)			(8,767)
Treasury shares purchased under deferred
directors' plan	(7,613)	226			(226)	0
Stock activity under equity compensation plans	82,775	(143)				(143)
Stock based compensation expense		1,796				1,796
Balance at June 30, 2016	24,894,228	$101,002	$310,317	$10,166	$(2,681)	$418,804

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited - in thousands)
Six Months Ended March 30	2016	2015
Cash flows from operating activities:
Net income	$ 25,082	$ 22,516
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,009	1,915
Net (gain) loss on sale and write down of other real estate owned	2	(14)
Amortization of loan servicing rights	296	279
Loans originated for sale	(27,572)	(38,470)
Net gain on sales of loans	(814)	(814)
Proceeds from sale of loans	27,391	37,106
Net (gain) loss on sales of premises and equipment	10	(11)
Net gain on sales and calls of securities available for sale	(52)	(42)
Net securities amortization	1,420	2,353
Stock based compensation expense	1,796	921
Earnings on life insurance	(662)	(735)
Tax benefit of stock option exercises	(482)	(56)
Net change:
Interest receivable and other assets	(2,259)	75
Interest payable and other liabilities	8,613	1,422
Total adjustments	9,696	3,929
Net cash from operating activities	34,778	26,445

Cash flows from investing activities:
Proceeds from sale of securities available for sale	6,929	7,787
Proceeds from maturities, calls and principal paydowns of
securities available for sale	35,591	37,682
Purchases of securities available for sale	(53,766)	(43,862)
Purchase of life insurance	(338)	(208)
Net increase in total loans	(117,495)	(132,782)
Proceeds from sales of land, premises and equipment	6	24
Purchases of land, premises and equipment	(4,485)	(3,321)
Proceeds from redemption of Federal Home Loan Bank Stock	0	1,745
Purchase of Federal Home Loan Bank Stock	(704)	0
Proceeds from sales of other real estate	31	257
Net cash from investing activities	(134,231)	(132,678)

Cash flows from financing activities:
Net increase in total deposits	220,034	147,031
Net decrease in short-term borrowings	(83,254)	(33,792)
Payments on long-term borrowings	(2)	(1)
Common dividends paid	(8,754)	(7,547)
Preferred dividends paid	(13)	(13)
Payments related to equity incentive plans	(143)	(390)
Purchase of treasury stock	(226)	(213)
Net cash from financing activities	127,642	105,075
Net change in cash and cash equivalents	28,189	(1,158)
Cash and cash equivalents at beginning of the period	80,674	90,638
Cash and cash equivalents at end of the period	$ 108,863	$ 89,480
Cash paid during the period for:
Interest	$ 9,080	$ 7,215
Income taxes	8,750	9,864
Supplemental non-cash disclosures:
Loans transferred to other real estate owned	64	194

Securities purchases payable	3,885	1,345

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION

This report is filed for Lakeland Financial Corporation (the "Company") and its wholly owned subsidiaries, Lake City Bank (the "Bank") and LCB Risk Management, a captive insurance company. Also included in this report is the Bank's wholly owned subsidiary, LCB Investments II, Inc. ("LCB Investments"), which manages the Bank's investment portfolio.  LCB Investments also owns LCB Funding, Inc. ("LCB Funding"), a real estate investment trust.  All significant inter-company balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for any subsequent reporting periods, including the year ending December 31, 2016. The Company's 2015 Annual Report on Form 10-K should be read in conjunction with these statements.

NOTE 2. SECURITIES

Information related to the fair value and amortized cost of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income is provided in the tables below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gain	Losses	Value
June 30, 2016
U.S. Treasury securities	$988	$60	$0	$1,048
U.S. government sponsored agencies	6,809	128	0	6,937
Agency residential mortgage-backed securities	349,433	11,763	(112)	361,084
State and municipal securities	124,552	6,061	(82)	130,531
Total	$481,782	$18,012	$(194)	$499,600

December 31, 2015
U.S. Treasury securities	$988	$15	$0	$1,003
U.S. government sponsored agencies	7,178	19	(77)	7,120
Agency residential mortgage-backed securities	357,984	5,087	(2,399)	360,672
State and municipal securities	105,753	3,773	(250)	109,276
Total	$471,903	$8,894	$(2,726)	$478,071

Information regarding the fair value and amortized cost of available for sale debt securities by maturity as of June 30, 2016 is presented below. Maturity information is based on contractual maturity for all securities other than mortgage-backed securities. Actual maturities of securities may differ from contractual maturities because borrowers may have the right to prepay the obligation without a prepayment penalty.

	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$5,914	$5,958
Due after one year through five years	19,829	20,622
Due after five years through ten years	48,026	50,967
Due after ten years	58,580	60,969
	132,349	138,516
Mortgage-backed securities	349,433	361,084
Total debt securities	$481,782	$499,600

Securities proceeds, gross gains and gross losses are presented below.

	Six months ended June 30,
(dollars in thousands)	2016	2015
Sales of securities available for sale
Proceeds	$6,929	$7,787
Gross gains	65	42
Gross losses	13	0

The Company sold four securities with a total book value of $6.9 million and a total fair value of $7.0 million during the first six months of 2016.  The Company sold two securities with a total book value of $7.7 million and a total fair value of $7.8 million during the first six months of 2015.

Purchase premiums or discounts are recognized in interest income using the interest method over the terms of the securities or over the estimated lives of mortgage-backed securities. Gains and losses on sales are based on the amortized cost of the security sold and recorded on the trade date.

Securities with carrying values of $189.4 million and $122.7 million were pledged as of June 30, 2016 and December 31, 2015, respectively, as collateral for securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank and for other purposes as permitted or required by law.

Information regarding securities with unrealized losses as of June 30, 2016 and December 31, 2015 is presented below. The tables divide the securities between those with unrealized losses for less than twelve months and those with unrealized losses for twelve months or more.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2016
Agency residential mortgage-backed
securities	$0	$0	$7,703	$(112)	$7,703	$(112)
State and municipal securities	1,372	(11)	2,233	(71)	3,605	(82)
Total temporarily impaired	$1,372	$(11)	$9,936	$(183)	$11,308	$(194)

December 31, 2015
U.S. government sponsored agencies	$0	$0	$3,895	$(77)	$3,895	$(77)
Agency residential mortgage-backed
securities	151,792	(1,521)	30,116	(878)	181,908	(2,399)
State and municipal securities	11,364	(78)	8,326	(172)	19,690	(250)
Total temporarily impaired	$163,156	$(1,599)	$42,337	$(1,127)	$205,493	$(2,726)

The total number of securities with unrealized losses as of June 30, 2016 and December 31, 2015 is presented below.

	Less than	12 months
	12 months	or more	Total
June 30, 2016
Agency residential mortgage-backed securities	0	3	3
State and municipal securities	5	3	8
Total temporarily impaired	5	6	11

December 31, 2015
U.S. government sponsored agencies	0	1	1
Agency residential mortgage-backed securities	46	9	55
State and municipal securities	21	12	33
Total temporarily impaired	67	22	89

The following factors are considered in determining whether or not the impairment of these securities is other-than-temporary. In making this determination, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer, as well as the underlying fundamentals of the relevant market and the outlook for such market in the near future.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings. As of June 30, 2016 and December 31, 2015, ninety-nine percent of the securities in the Company's portfolio are backed by the U.S. government, government agencies, government sponsored agencies or are A-rated or better, except for certain non-local or local municipal securities, which are not rated. For the government, government-sponsored agency and municipal securities, management did not believe that there would be credit losses or that full principal would not be received. Management considered the unrealized losses on these securities to be primarily interest rate driven and does not expect material losses given current market conditions unless the securities are sold. However, at this time management does not have the intent to sell, and it is more likely than not that the Company will not be required to sell these securities before the recovery of their amortized cost basis.

NOTE 3. LOANS

	June 30,		December 31,
(dollars in thousands)	2016		2015
Commercial and industrial loans:
Working capital lines of credit loans	$598,531	18.7%	$581,025	18.9%
Non-working capital loans	628,119	19.6	598,487	19.4
Total commercial and industrial loans	1,226,650	38.4	1,179,512	38.3

Commercial real estate and multi-family residential loans:
Construction and land development loans	221,027	6.9	230,719	7.5
Owner occupied loans	457,461	14.3	412,026	13.4
Nonowner occupied loans	395,597	12.4	407,883	13.2
Multifamily loans	114,618	3.6	79,425	2.6
Total commercial real estate and multi-family residential loans	1,188,703	37.2	1,130,053	36.7

Agri-business and agricultural loans:
Loans secured by farmland	146,519	4.6	164,375	5.3
Loans for agricultural production	162,240	5.1	141,719	4.6
Total agri-business and agricultural loans	308,759	9.7	306,094	9.9

Other commercial loans	82,786	2.6	85,075	2.8
Total commercial loans	2,806,898	87.8	2,700,734	87.7

Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	164,564	5.1	158,062	5.1
Open end and junior lien loans	164,645	5.1	163,700	5.3
Residential construction and land development loans	9,570	0.3	9,341	0.3
Total consumer 1-4 family mortgage loans	338,779	10.6	331,103	10.7

Other consumer loans	52,492	1.6	49,113	1.6
Total consumer loans	391,271	12.2	380,216	12.3
Subtotal	3,198,169	100.0%	3,080,950	100.0%
Less: Allowance for loan losses	(43,247)		(43,610)
Net deferred loan fees	(172)		(21)
Loans, net	$3,154,750		$3,037,319

The recorded investment in loans does not include accrued interest.

The Company had $277,000 in residential real estate loans in the process of foreclosure as of June 30, 2016, compared to $301,000 as of December 31, 2015.

NOTE 4. ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables present the activity in the allowance for loan losses by portfolio segment for the three-month periods ended June 30, 2016 and 2015:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended June 30, 2016
Beginning balance, April 1	$20,465	$12,752	$2,454	$559	$3,586	$344	$3,124	$43,284
Provision for loan losses	605	(315)	589	(194)	(563)	6	(128)	0
Loans charged-off	(160)	0	0	0	(92)	(45)	0	(297)
Recoveries	25	200	4	0	3	28	0	260
Net loans charged-off	(135)	200	4	0	(89)	(17)	0	(37)
Ending balance	$20,935	$12,637	$3,047	$365	$2,934	$333	$2,996	$43,247

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Three Months Ended June 30, 2015
Beginning balance, April 1	$23,024	$13,804	$1,627	$398	$3,313	$430	$3,081	$45,677
Provision for loan losses	(228)	(283)	248	(40)	160	(16)	159	0
Loans charged-off	(507)	(429)	0	0	(6)	(53)	0	(995)
Recoveries	71	20	6	0	6	31	0	134
Net loans charged-off	(436)	(409)	6	0	0	(22)	0	(861)
Ending balance	$22,360	$13,112	$1,881	$358	$3,473	$392	$3,240	$44,816

The following tables present the activity in the allowance for loan losses by portfolio segment for the six-month periods ended June 30, 2016 and 2015:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Six Months Ended June 30, 2016
Beginning balance, January 1	$21,564	$12,473	$2,445	$574	$3,395	$319	$2,840	$43,610
Provision for loan losses	(342)	121	593	(209)	(367)	48	156	0
Loans charged-off	(374)	(168)	0	0	(130)	(90)	0	(762)
Recoveries	87	211	9	0	36	56	0	399
Net loans charged-off	(287)	43	9	0	(94)	(34)	0	(363)
Ending balance	$20,935	$12,637	$3,047	$365	$2,934	$333	$2,996	$43,247

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
Six Months Ended June 30, 2015
Beginning balance, January 1	$22,785	$14,153	$1,790	$276	$3,459	$483	$3,316	$46,262
Provision for loan losses	328	(621)	81	204	135	(51)	(76)	0
Loans charged-off	(876)	(459)	0	(122)	(140)	(106)	0	(1,703)
Recoveries	123	39	10	0	19	66	0	257
Net loans charged-off	(753)	(420)	10	(122)	(121)	(40)	0	(1,446)
Ending balance	$22,360	$13,112	$1,881	$358	$3,473	$392	$3,240	$44,816

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2016 and December 31, 2015:

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multifamily	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
June 30, 2016
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,704	$313	$0	$4	$369	$49	$0	$3,439
Collectively evaluated for impairment	18,231	12,324	3,047	361	2,565	284	2,996	39,808
Total ending allowance balance	$20,935	$12,637	$3,047	$365	$2,934	$333	$2,996	$43,247

Loans:
Loans individually evaluated for impairment	$6,051	$9,197	$2,498	$12	$1,451	$57	$0	$19,266
Loans collectively evaluated for impairment	1,220,667	1,178,337	306,333	82,770	338,293	52,331	0	3,178,731
Total ending loans balance	$1,226,718	$1,187,534	$308,831	$82,782	$339,744	$52,388	$0	$3,197,997

		Commercial
		Real Estate
	Commercial	and	Agri-business		Consumer
	and	Multi-family	and	Other	1-4 Family	Other
(dollars in thousands)	Industrial	Residential	Agricultural	Commercial	Mortgage	Consumer	Unallocated	Total
December 31, 2015
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,781	$465	$0	$5	$358	$50	$0	$3,659
Collectively evaluated for impairment	18,783	12,008	2,445	569	3,037	269	2,840	39,951
Total ending allowance balance	$21,564	$12,473	$2,445	$574	$3,395	$319	$2,840	$43,610

Loans:
Loans individually evaluated for impairment	$8,286	$9,823	$471	$12	$1,927	$60	$0	$20,579
Loans collectively evaluated for impairment	1,171,407	1,119,150	305,707	85,059	330,072	48,955	0	3,060,350
Total ending loans balance	$1,179,693	$1,128,973	$306,178	$85,071	$331,999	$49,015	$0	$3,080,929

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2016:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$541	$387	$0
Non-working capital loans	2,307	540	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,696	2,515	0
Nonowner occupied loans	4,869	4,871	0
Agri-business and agricultural loans:
Loans secured by farmland	969	471	0
Loans for ag production	2,027	2,027	0
Consumer 1-4 family loans:
Closed end first mortgage loans	214	108	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	825	825	441
Non-working capital loans	4,701	4,299	2,263
Commercial real estate and multi-family residential loans:
Construction and land development loans	256	256	14
Owner occupied loans	1,173	1,172	169
Multifamily loans	383	383	130
Agri-business and agricultural loans:
Other commercial loans	12	12	4
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,409	1,343	369
Other consumer loans	58	57	49
Total	$22,440	$19,266	$3,439

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2015:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(dollars in thousands)	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$20	$20	$0
Non-working capital loans	2,390	623	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	3,762	3,223	0
Nonowner occupied loans	4,894	4,898	0
Agri-business and agricultural loans:
Loans secured by farmland	969	471	0
Consumer 1-4 family loans:
Closed end first mortgage loans	45	45	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,318	1,318	535
Non-working capital loans	8,617	6,325	2,246
Commercial real estate and multi-family residential loans:
Construction and land development loans	364	364	71
Owner occupied loans	949	949	232
Multifamily loans	389	389	162
Other commercial loans	12	12	5
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,695	1,629	331
Open end and junior lien loans	253	253	27
Other consumer loans	60	60	50
Total	$25,737	$20,579	$3,659

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended June 30, 2016:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$493	$0	$0
Non-working capital loans	557	0	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,536	0	0
Nonowner occupied loans	4,783	88	89
Agri-business and agricultural loans:
Loans secured by farmland	471	0	0
Loans for ag production	2,032	5	4
Consumer 1-4 family loans:
Closed end first mortgage loans	149	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	841	5	5
Non-working capital loans	4,077	33	34
Commercial real estate and multi-family residential loans:
Construction and land development loans	297	4	2
Owner occupied loans	975	0	0
Multifamily loans	383	5	5
Agri-business and agricultural loans:
Other commercial loans	12	2	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,363	10	14
Open end and junior lien loans	165	0	0
Other consumer loans	58	1	1
Total	$19,192	$153	$154

The following table presents loans individually evaluated for impairment by class of loans as of and for the three-month period ended June 30, 2015:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$21	$0	$0
Non-working capital loans	767	0	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,865	0	0
Nonowner occupied loans	5,590	26	27
Agri-business and agricultural loans:
Loans secured by farmland	479	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	329	0	0
Open end and junior lien loans	245	0	0
Other consumer loans	4	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	994	7	7
Non-working capital loans	9,670	112	124
Commercial real estate and multi-family residential loans:
Construction and land development loans	373	4	5
Owner occupied loans	2,753	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,687	16	16
Open end and junior lien loans	34	0	0
Other consumer loans	111	1	1
Total	$26,922	$166	$180

The following table presents loans individually evaluated for impairment by class of loans as of and for the six-month period ended June 30, 2016:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$256	$0	$0
Non-working capital loans	615	0	0
Commercial real estate and multi-family residential loans:
Owner occupied loans	2,630	0	0
Nonowner occupied loans	4,796	117	112
Agri-business and agricultural loans:
Loans secured by farmland	471	0	0
Loans for ag production	1,016	5	4
Consumer 1-4 family loans:
Closed end first mortgage loans	98	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,097	10	10
Non-working capital loans	4,356	67	68
Commercial real estate and multi-family residential loans:
Construction and land development loans	318	7	5
Owner occupied loans	959	0	0
Nonowner occupied loans	38	0	0
Multifamily loans	384	10	10
Agri-business and agricultural loans:
Other commercial loans	12	2	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	1,495	25	25
Open end and junior lien loans	208	0	0
Other consumer loans	58	2	2
Total	$18,807	$245	$236

The following table presents loans individually evaluated for impairment by class of loans as of and for the six-month period ended June 30, 2015:

			Cash Basis
	Average	Interest	Interest
	Recorded	Income	Income
(dollars in thousands)	Investment	Recognized	Recognized
With no related allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	$21	$0	$0
Non-working capital loans	565	1	1
Commercial real estate and multi-family residential loans:
Construction and land development loans	263	0	0
Owner occupied loans	1,704	0	0
Nonowner occupied loans	4,053	54	56
Agri-business and agricultural loans:
Loans secured by farmland	381	0	0
Consumer 1-4 family loans:
Closed end first mortgage loans	244	0	0
Open end and junior lien loans	292	0	0
Residential construction loans	21	0	0
Other consumer loans	2	0	0
With an allowance recorded:
Commercial and industrial loans:
Working capital lines of credit loans	1,003	16	14
Non-working capital loans	11,118	234	247
Commercial real estate and multi-family residential loans:
Construction and land development loans	411	8	9
Owner occupied loans	4,201	21	22
Nonowner occupied loans	1,635	0	0
Agri-business and agricultural loans:
Loans secured by farmland	100	0	0
Other commercial loans	5	0	0
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	2,850	33	30
Open end and junior lien loans	34	0	0
Other consumer loans	116	2	2
Total	$29,019	$369	$381

The following table presents the aging of the recorded investment in past due loans as of June 30, 2016 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$596,931	$501	$0	$401	$902	$597,833
Non-working capital loans	626,533	59	0	2,293	2,352	628,885
Commercial real estate and multi-family
residential loans:
Construction and land development loans	220,519	0	0	0	0	220,519
Owner occupied loans	453,445	82	0	3,598	3,680	457,125
Nonowner occupied loans	395,059	0	0	290	290	395,349
Multifamily loans	114,541	0	0	0	0	114,541
Agri-business and agricultural loans:
Loans secured by farmland	146,058	0	0	471	471	146,529
Loans for agricultural production	160,275	0	0	2,027	2,027	162,302
Other commercial loans	82,782	0	0	0	0	82,782
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	163,119	898	0	246	1,144	164,263
Open end and junior lien loans	165,815	117	0	0	117	165,932
Residential construction loans	9,549	0	0	0	0	9,549
Other consumer loans	52,246	142	0	0	142	52,388
Total	$3,186,872	$1,799	$0	$9,326	$11,125	$3,197,997

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 by class of loans:

		30-89	Greater than
	Loans Not	Days	90 Days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Nonaccrual	Past Due	Total
Commercial and industrial loans:
Working capital lines of credit loans	$579,081	$350	$0	$913	$1,263	$580,344
Non-working capital loans	595,154	0	0	4,195	4,195	599,349
Commercial real estate and multi-family
residential loans:
Construction and land development loans	230,336	0	0	0	0	230,336
Owner occupied loans	407,229	310	0	4,172	4,482	411,711
Nonowner occupied loans	404,146	423	0	3,000	3,423	407,569
Multi-family loans	79,357	0	0	0	0	79,357
Agri-business and agricultural loans:
Loans secured by farmland	163,911	0	0	471	471	164,382
Loans for agricultural production	141,706	90	0	0	90	141,796
Other commercial loans	85,071	0	0	0	0	85,071
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	156,525	1,187	0	49	1,236	157,761
Open end and junior lien loans	164,582	83	0	253	336	164,918
Residential construction loans	9,320	0	0	0	0	9,320
Other consumer loans	48,687	328	0	0	328	49,015
Total	$3,065,105	$2,771	$0	$13,053	$15,824	$3,080,929

Troubled Debt Restructurings:

Troubled debt restructured loans are included in the totals for impaired loans. The Company has allocated $2.4 million and $2.3 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2016 and December 31, 2015. The Company is not committed to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring.

	June 30,	December 31,
(dollars in thousands)	2016	2015
Accruing troubled debt restructured loans	$8,647	$6,260
Nonaccrual troubled debt restructured loans	6,040	10,914
Total troubled debt restructured loans	$14,687	$17,174

During the three-months ended June 30, 2016, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

During the three months ended June 30, 2016, there were renewal terms, which are considered additional concessions, offered to three borrowers under financial duress with previously identified troubled debt restructured loans which did not require additional compensation or consideration, and the terms offered would not have been readily available in the marketplace for loans bearing a similar risk profile. In these instances, it was determined that a concession had been granted. The loan to one of the borrowers was for a commercial real estate building where the collateral value and cash flows from the company occupying the building does not support the loan with a recorded investment of $374,000.  The loans to the other two borrowers are for commercial and industrial non-working capital loans with recorded investments of $574,000.  These concessions are not included in the table below.

Additional concessions were granted to borrowers with previously identified troubled debt restructured loans during the three-months ended March 31, 2016.  The loans to two of the borrowers are for commercial real estate buildings where the collateral value and cash flows from the companies occupying the buildings do not support the loans with recorded investments of $542,000.  The other loans were to a borrower engaged in land development, where the aggregate recorded investment totaled $484,000.  These concessions are not included in table below.

The following table presents loans by class modified as new troubled debt restructurings that occurred during the three months ended June 30, 2016:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Non-working capital loans	3	$775	$775	3	9-15
Commercial real estate and multi-
family residential loans:
Owner occupied loans	1	305	305	1	13
Total	4	$1,080	$1,080	4	9-15

The following table presents loans by class modified as new troubled debt restructurings that occurred during the six months ended June 30, 2016:

				Modified Repayment Terms
		Pre-Modification	Post-Modification		Extension
		Outstanding	Outstanding		Period or
	Number of	Recorded	Recorded	Number of	Range
(dollars in thousands)	Loans	Investment	Investment	Loans	(in months)
Troubled Debt Restructurings
Commercial and industrial loans:
Non-working capital loans	3	$775	$775	3	9-15
Commercial real estate and multi-
family residential loans:
Owner occupied loans	2	640	640	2	13-15
Total	5	$1,415	$1,415	5	9-15

For the three months ended June 30, 2016, the commercial and industrial troubled debt restructurings described above increased the allowance for loan losses by $182,000 and the commercial real estate and multi-family residential loan troubled debt restructuring described above decreased the allowance for loan losses by $145,000.  For the six months ended June 30, 2016, the commercial and industrial troubled debt restructurings described above increased the allowance for loan losses by $684,000 and the commercial real estate and multi-family residential loan troubled debt restructuring described above increased the allowance for loan losses by $15,000.

No charge-offs resulted from any troubled debt restructurings described above during the three or six month periods ended June 30, 2016.

During the quarter ended June 30, 2015, certain loans were modified as troubled debt restructurings. The modified terms of these loans include one or a combination of the following: inadequate compensation for the terms of the restructure or renewal; a modification of the repayment terms which delays principal repayment for some period; or renewal terms offered to borrowers in financial distress where no additional credit enhancements were obtained at the time of renewal.

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

The following table presents loans by class modified as new troubled debt restructurings that occurred during the three months ended June 30, 2015:

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

The following table presents loans by class modified as new troubled debt restructurings that occurred during the six months ended June 30, 2015:

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

For the three months ended June 30, 2015, the commercial and industrial troubled debt restructurings described above increased the allowance for loan losses by $49,000 and the commercial real estate and multi-family residential loan troubled debt restructuring described above decreased the allowance for loan losses by $28,000.  For the six months ended June 30, 2015, the commercial and industrial troubled debt restructurings described above increased the allowance for loan losses by $170,000 and the commercial real estate and multi-family residential loan troubled debt restructuring described above decreased the allowance for loan losses by $22,000.

No charge-offs resulted from the troubled debt restructuring described above during the three or six month periods ended June 30, 2015.

There were no troubled debt restructurings that had payment defaults within the twelve months following modification during the three or six month periods ended June 30, 2016 and 2015.

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

The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as Special Mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass rated loans with the exception of consumer troubled debt restructurings which are evaluated and listed with Substandard commercial grade loans and consumer nonaccrual loans which are evaluated individually and listed with Not Rated loans. Loans listed as Not Rated are consumer loans or commercial loans with consumer characteristics included in groups of homogenous loans which are analyzed for credit quality indicators utilizing delinquency status. As of June 30, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$544,235	$38,870	$14,728	$0	$0	$597,833
Non-working capital loans	577,365	32,720	15,204	0	3,596	628,885
Commercial real estate and multi-
family residential loans:
Construction and land development loans	219,111	1,125	283	0	0	220,519
Owner occupied loans	416,103	27,431	13,591	0	0	457,125
Nonowner occupied loans	389,413	3,634	2,302	0	0	395,349
Multifamily loans	114,158	0	383	0	0	114,541
Agri-business and agricultural loans:
Loans secured by farmland	144,556	1,502	471	0	0	146,529
Loans for agricultural production	159,512	763	2,027	0	0	162,302
Other commercial loans	82,765	0	12	0	5	82,782
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	46,167	126	1,946	0	116,024	164,263
Open end and junior lien loans	7,736	0	0	0	158,196	165,932
Residential construction loans	0	0	0	0	9,549	9,549
Other consumer loans	10,084	0	57	0	42,247	52,388
Total	$2,711,205	$106,171	$51,004	$0	$329,617	$3,197,997

As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special			Not
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial and industrial loans:
Working capital lines of credit loans	$538,899	$32,601	$8,844	$0	$0	$580,344
Non-working capital loans	549,771	35,910	10,566	0	3,102	599,349
Commercial real estate and multi-
family residential loans:
Construction and land
development loans	227,996	2,340	0	0	0	230,336
Owner occupied loans	378,847	23,522	9,342	0	0	411,711
Nonowner occupied loans	394,387	10,953	2,229	0	0	407,569
Multi-family loans	78,968	0	389	0	0	79,357
Agri-business and agricultural loans:
Loans secured by farmland	163,911	0	471	0	0	164,382
Loans for agricultural production	141,796	0	0	0	0	141,796
Other commercial loans	85,056	0	12	0	3	85,071
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	43,231	126	1,769	0	112,635	157,761
Open end and junior lien loans	8,373	0	1,616	0	154,929	164,918
Residential construction loans	0	0	0	0	9,320	9,320
Other consumer loans	13,940	0	60	0	35,015	49,015
Total	$2,625,175	$105,452	$35,298	$0	$315,004	$3,080,929

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

Level 3	Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities:  Securities available for sale are valued primarily by a third party pricing service. The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or pricing models which utilize significant observable inputs such as matrix pricing. This is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). These models utilize the market approach with standard inputs that include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  For certain municipal securities that are not rated and observable inputs about the specific issuer are not available, fair values are estimated using observable data from other municipal securities presumed to be similar or other market data on other non-rated municipal securities (Level 3 inputs).

The Company's Controlling Department, which is responsible for all accounting and SEC compliance, and the Company's Treasury Department, which is responsible for investment portfolio management and asset/liability modeling, are the two areas that determine the Company's valuation policies and procedures. Both of these areas report directly to the Executive Vice President and Chief Financial Officer of the Company. For assets or liabilities that may be considered for Level 3 fair value measurement on a recurring basis, these two departments and the Executive Vice President and Chief Financial Officer determine the appropriate level of the assets or liabilities under consideration. If there are assets or liabilities that are determined to be Level 3 by this group, the Risk Management Committee of the Company and the Audit Committee of the Board of Directors are made aware of such assets at their next scheduled meeting.

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

Impaired loans:  Impaired loans with specific allocations of the allowance for loan losses are generally based on the fair value of the underlying collateral if repayment is expected solely from the collateral. Fair value is determined using several methods. Generally, the fair value of real estate is based on appraisals by qualified third party appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and result in a Level 3 classification of the inputs for determining fair value. In addition, the Company's management routinely applies internal discount factors to the value of appraisals used in the fair value evaluation of impaired loans. The deductions to the appraisals take into account changing business factors and market conditions, as well as value impairment in cases where the appraisal date predates a likely change in market conditions. Commercial real estate is generally discounted from its appraised value by 0-50% with the higher discounts applied to real estate that is determined to have a thin trading market or to be specialized collateral. In addition to real estate, the Company's management evaluates other types of collateral as follows: (a) raw and finished inventory is discounted from its cost or book value by 35-65%, depending on the marketability of the goods; (b) finished goods are generally discounted by 30-60%, depending on the ease of marketability, cost of transportation or scope of use of the finished good; (c) work in process inventory is typically discounted by 50-100%, depending on the length of manufacturing time, types of components used in the completion process, and the breadth of the user base; (d) equipment is valued at a percentage of depreciated book value or recent appraised value, if available, and is typically discounted at 30-70% after various considerations including age and condition of the equipment, marketability, breadth of use, and whether the equipment includes unique components or add-ons; and (e) marketable securities are discounted by 10-30%, depending on the type of investment, age of valuation report and general market conditions. This methodology is based on a market approach and typically results in a Level 3 classification of the inputs for determining fair value.

Mortgage servicing rights:  As of June 30, 2016, the fair value of the Company's Level 3 servicing assets for residential mortgage loans was $3.0 million, none of which are currently impaired and therefore are carried at amortized cost.  These residential mortgage loans have a weighted average interest rate of 3.91%, a weighted average maturity of 19 years and are secured by homes generally within the Company's market area, which is primarily Northern Indiana.  A valuation model is used to estimate fair value by stratifying the portfolios on the basis of certain risk characteristics, including loan type and interest rate. Impairment is estimated based on an income approach.  The inputs used include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees, and float income.  The most significant assumption used to value mortgage servicing rights is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment rates.  The most significant unobservable assumption is the discount rate.  At June 30, 2016, the constant prepayment speed (PSA) used was 234 and the discount rate used was 9.4%.  At December 31, 2015, the PSA used was 181 and the discount rate used was 9.4%.

Other real estate owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property and are reviewed by the Company's internal appraisal officer.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable properties used to determine value.  Such adjustments are usually significant and result in a Level 3 classification.   In addition, the Company's management may apply discount factors to the appraisals to take into account changing business factors and market conditions, as well as value impairment in cases where the appraisal date predates a likely change in market conditions.  In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Real estate mortgage loans held for sale:  Real estate mortgage loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third party investors, and result in a Level 2 classification.

The table below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2016
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,048	$ 0	$ 0	$ 1,048
U.S. government sponsored agency securities	0	6,937	0	6,937
Mortgage-backed securities	0	361,084	0	361,084
State and municipal securities	0	129,675	856	130,531
Total Securities	1,048	497,696	856	499,600
Mortgage banking derivative	0	444	0	444
Interest rate swap derivative	0	6,646	0	6,646
Total assets	$ 1,048	$ 504,786	$ 856	$ 506,690

Liabilities
Mortgage banking derivative	0	88	0	88
Interest rate swap derivative	0	7,129	0	7,129
Total liabilities	$ 0	$ 7,217	$ 0	$ 7,217

	December 31, 2015
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
U.S. Treasury securities	$ 1,003	$ 0	$ 0	$ 1,003
U.S. government sponsored agency securities	0	7,120	0	7,120
Mortgage-backed securities	0	360,672	0	360,672
State and municipal securities	0	108,725	551	109,276
Total Securities	1,003	476,517	551	478,071
Mortgage banking derivative	0	165	0	165
Interest rate swap derivative	0	1,732	0	1,732
Total assets	$ 1,003	$ 478,414	$ 551	$ 479,968

Liabilities
Mortgage banking derivative	0	1	0	1
Interest rate swap derivative	0	1,748	0	1,748
Total liabilities	$ 0	$ 1,749	$ 0	$ 1,749

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2016 and there were no transfers between Level 1 and Level 2 during 2015.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2016 and 2015:

	State and Municipal Securities
(dollars in thousands)	2016	2015
Balance of recurring Level 3 assets at January 1	$ 551	$ 850
Transfers into Level 3	339	0
Changes in fair value of securities
included in other comprehensive income	6	(2)
Principal payments	(40)	(40)
Balance of recurring Level 3 assets at June 30	$ 856	$ 808

The fair values of two municipal securities with a fair value of $339,000 as of March 31, 2016 were transferred from Level 2 and into Level 3 because of a lack of observable market data for these investments.  The Company's policy is to recognize transfers as of the end of the reporting period.  As a result the fair value for these municipal securities was transferred on March 31, 2016.  The municipal securities measured at fair value included below are non-rated Indiana and Ohio municipal revenue bonds and are not actively traded.

Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	June 30, 2016	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 856	Price to type, par, call	Discount to benchmark index	0-9%
(4.64%)

Quantitative Information about Level 3 Fair Value Measurements
Range of
	Fair Value at			Inputs
(dollars in thousands)	December 31, 2015	Valuation Technique	Unobservable Input	(Average)

State and municipal securities	$ 551	Price to type, par, call	Discount to benchmark index	0-5%
(2.82%)

The primary methodology used in the fair value measurement of the Company's state and municipal securities classified as Level 3 is a discount to the AAA municipal benchmark index. Significant increases or (decreases) in this index as well as the degree to which the security differs in ratings, coupon, call and duration will result in a higher or (lower) fair value measurement for those securities that are not callable. For those securities that are continuously callable, a slight premium to par is used.

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

	June 30, 2016
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 367	$ 367
Non-working capital loans	0	0	1,850	1,850
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	242	242
Owner occupied loans	0	0	1,003	1,003
Nonowner occupied loans	0	0	0	0
Multifamily loans	0	0	253	253
Other commercial loans	0	0	8	8
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	216	216
Open end and junior lien loans	0	0	0	0
Total impaired loans	$ 0	$ 0	$ 3,939	$ 3,939
Other real estate owned	0	0	75	75
Total assets	$ 0	$ 0	$ 4,014	$ 4,014

	December 31, 2015
	Fair Value Measurements Using			Assets
(dollars in thousands)	Level 1	Level 2	Level 3	at Fair Value
Assets
Impaired loans:
Commercial and industrial loans:
Working capital lines of credit loans	$ 0	$ 0	$ 753	$ 753
Non-working capital loans	0	0	2,083	2,083
Commercial real estate and multi-family
residential loans:
Construction and land development loans	0	0	293	293
Owner occupied loans	0	0	717	717
Multifamily loans	0	0	227	227
Other commercial loans	0	0	7	7
Consumer 1-4 family mortgage loans:
Closed end first mortgage loans	0	0	245	245
Open end and junior lien loans	0	0	226	226
Total impaired loans	$ 0	$ 0	$ 4,551	$ 4,551
Other real estate owned	0	0	75	75
Total assets	$ 0	$ 0	$ 4,626	$ 4,626

The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2016:

(dollars in thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Average	Range of Inputs
Impaired loans:
Commercial and industrial	$ 2,217	Collateral based	Discount to reflect	48%	(10% - 100%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Commercial real estate	1,498	Collateral based	Discount to reflect	17%	(5% - 34%)
		measurements	current market conditions
			and ultimate collectability
Impaired loans:
Other commercial	8	Collateral based	Discount to reflect	35%
		measurements	current market conditions
			and ultimate collectability

Impaired loans:
Consumer 1-4 family mortgage	216	Collateral based	Discount to reflect	35%	(17% - 99%)
		measurements	current market conditions
			and ultimate collectability

Other real estate owned	75	Appraisals	Discount to reflect	49%
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
			current market conditions

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $6.4 million, with a valuation allowance of $2.5 million at June 30, 2016, resulting in a net increase in the provision for loan losses of $0 and $100,000, respectively, in the three and six months ended June 30, 2016.  At June 30, 2015, impaired loans had a gross carrying amount of $7.7 million, with a valuation allowance of $2.2 million, resulting in a net reduction in the provision for loan losses of $1.3 million and $610,000 for the three and six months ended June 30, 2015.

Other real estate owned measured at fair value less costs to sell, at both June 30, 2016 and June 30, 2015, had a net carrying amount of $75,000, which is made up of the outstanding balance of $147,000, net of a valuation allowance of $72,000, all of which was written down during 2012.

The following table contains the estimated fair values and the related carrying values of the Company's financial instruments. Items which are not financial instruments are not included.

	June 30, 2016
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 108,863	$ 106,847	$ 2,016	$ 0	$ 108,863
Securities available for sale	499,600	1,048	497,696	856	499,600
Real estate mortgages held for sale	4,009	0	4,089	0	4,089
Loans, net	3,154,750	0	0	3,146,249	3,146,249
Federal Home Loan Bank stock	4,953	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	10,294	3	2,428	7,863	10,294
Financial Liabilities:
Certificates of deposit	(1,175,427)	0	(1,183,308)	0	(1,183,308)
All other deposits	(2,228,028)	(2,228,028)	0	0	(2,228,028)
Securities sold under agreements
to repurchase	(56,368)	0	(56,368)	0	(56,368)
Long-term borrowings	(32)	0	(35)	0	(35)
Subordinated debentures	(30,928)	0	0	(31,145)	(31,145)
Standby letters of credit	(370)	0	0	(370)	(370)
Accrued interest payable	(4,403)	(82)	(4,318)	(3)	(4,403)

	December 31, 2015
	Carrying	Estimated Fair Value
(dollars in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$ 80,674	$ 79,074	$ 1,602	$ 0	$ 80,676
Securities available for sale	478,071	1,003	476,517	551	478,071
Real estate mortgages held for sale	3,294	0	3,340	0	3,340
Loans, net	3,037,319	0	0	3,029,533	3,029,533
Federal Home Loan Bank stock	4,248	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	3,420	N/A	N/A	N/A	N/A
Accrued interest receivable	9,462	3	2,301	7,158	9,462
Financial Liabilities:
Certificates of deposit	(997,514)	0	(1,002,452)	0	(1,002,452)
All other deposits	(2,185,907)	(2,185,907)	0	0	(2,185,907)
Securities sold under agreements
to repurchase	(69,622)	0	(69,622)	0	(69,622)
Other short-term borrowings	(70,000)	0	(70,003)	0	(70,003)
Long-term borrowings	(34)	0	(37)	0	(37)
Subordinated debentures	(30,928)	0	0	(31,211)	(31,211)
Standby letters of credit	(381)	0	0	(381)	(381)
Accrued interest payable	(3,773)	(86)	(3,684)	(3)	(3,773)

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

NOTE 6. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase represent collateralized borrowings with customers located primarily within the Company's service area. These repurchase liabilities are not covered by federal deposit insurance and are secured by securities owned. The Company retains the right to substitute similar type securities and has the right to withdraw all excess collateral applicable to the repurchase liabilities whenever the collateral values are in excess of the related repurchase liabilities. However, as a means of mitigating market risk, the Company maintains excess collateral to cover normal changes in the repurchase liability by monitoring daily usage. The Company maintains control of the securities through the use of third-party safekeeping arrangements.

Securities sold under agreements to repurchase of $56.4 million and $69.6 million, which mature on demand, are secured by mortgage-backed securities with a carrying amount of $109.1 million and $117.5 million at June 30, 2016 and December 31, 2015, respectively.  Additional information concerning recognition of these liabilities is disclosed in Note 8.

NOTE 7. EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost:

	Six Months Ended June 30,				Three Months Ended June 30,
	Pension Benefits		SERP Benefits		Pension Benefits		SERP Benefits
(dollars in thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Interest cost	$52	$52	$24	$23	$26	$26	$12	$12
Expected return on plan assets	(70)	(70)	(36)	(39)	(35)	(35)	(18)	(20)
Recognized net actuarial (gain) loss	68	81	40	41	34	41	20	20
Net pension expense (benefit)	$50	$63	$28	$25	$25	$32	$14	$12

The Company previously disclosed in its financial statements for the year ended December 31, 2015 that it expected to contribute $321,000 to its pension plan and $76,000 to its Supplemental Executive Retirement Plan ("SERP") in 2016.  The Company has contributed $175,000 to its pension plan and $76,000 to its SERP as of June 30, 2016.  The Company expects to contribute $146,000 to its pension plan during the remainder of 2016.  The Company does not expect to make any additional contributions to its SERP during the remainder of 2016.

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to an enforceable master netting arrangement at June 30, 2016 and December 31, 2015.

	June 30, 2016
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$6,646	$0	$6,646	$0	$0	$6,646
Total Assets	$6,646	$0	$6,646	$0	$0	$6,646
Liabilities
Interest Rate Swap Derivatives	$7,129	$0	$7,129	$0	$(7,129)	$0
Repurchase Agreements	56,368	0	56,368	(56,368)	0	0
Total Liabilities	$63,497	$0	$63,497	$(56,368)	$(7,129)	$0

	December 31, 2015
		Gross	Net Amounts
	Gross	Amounts	of Assets	Gross Amounts Not
	Amounts of	Offset in the	presented in	Offset in the Statement
	Recognized	Statement of	the Statement	of Financial Position
	Assets/	Financial	of Financial	Financial	Cash Collateral
(dollars in thousands)	Liabilities	Position	Position	Instruments	Received	Net Amount
Assets
Interest Rate Swap Derivatives	$1,732	$0	$1,732	$0	$0	$1,732
Total Assets	$1,732	$0	$1,732	$0	$0	$1,732
Liabilities
Interest Rate Swap Derivatives	$1,748	$0	$1,748	$0	$(1,660)	$88
Repurchase Agreements	69,622	0	69,622	(69,622)	0	0
Total Liabilities	$71,370	$0	$71,370	$(69,622)	$(1,660)	$88

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

NOTE 9. EARNINGS PER SHARE

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period, including shares held in treasury on behalf of participants in the Company's Directors Fee Deferral Plan..  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants, none of which were antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average shares outstanding for basic earnings per common share*	25,045,251	24,917,961	25,032,502	24,901,784
Dilutive effect of stock options, awards and warrants*	350,519	312,117	338,105	292,076
Weighted average shares outstanding for diluted earnings per common share*	25,395,770	25,230,078	25,370,607	25,193,860

Basic earnings per common share*	$0.51	$0.46	$1.00	$0.90
Diluted earnings per common share*	$0.50	$0.45	$0.99	$0.89

* Share and per share data has been adjusted for a 3-for-2 stock split in the form of a stock dividend on August 5, 2016.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes within each classification of accumulated other comprehensive income (loss) for the three months ended June 30, 2016 and the year ended December 31, 2015:

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2015	$3,836	$(1,694)	$2,142
Other comprehensive income before reclassification	7,990	0	7,990
Amounts reclassified from accumulated other comprehensive income (loss)	(31)	65	34
Net current period other comprehensive income	7,959	65	8,024
Balance at June 30, 2016	$11,795	$(1,629)	$10,166

	Unrealized
	Gains and
	Losses on	Defined
	Available-	Benefit
	for-Sales	Pension
(dollars in thousands)	Securities	Items	Total
Balance at December 31, 2014	$5,467	$(1,637)	$3,830
Other comprehensive income before reclassification	(1,606)	(204)	(1,810)
Amounts reclassified from accumulated other comprehensive income (loss)	(25)	147	122
Net current period other comprehensive income	(1,631)	(57)	(1,688)
Balance at December 31, 2015	$3,836	$(1,694)	$2,142

Reclassifications out of accumulated comprehensive income for the three months ended June 30, 2016 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$0	Net securities gains (losses)
Tax effect	0	Income tax expense
	0	Net of tax
Amortization of defined benefit pension items	(54)	Salaries and employee benefits
Tax effect	21	Income tax expense
	(33)	Net of tax
Total reclassifications for the period	$(33)	Net of tax

Reclassifications out of accumulated comprehensive income for the three months ended June 30, 2015 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$0	Net securities gains (losses)
Tax effect	0	Income tax expense
	0	Net of tax
Amortization of defined benefit pension items	(61)	Salaries and employee benefits
Tax effect	25	Income tax expense
	(36)	Net of tax
Total reclassifications for the period	$(36)	Net of tax

Reclassifications out of accumulated comprehensive income for the six months ended June 30, 2016 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$52	Net securities gains (losses)
Tax effect	(21)	Income tax expense
	31	Net of tax
Amortization of defined benefit pension items	(108)	Salaries and employee benefits
Tax effect	43	Income tax expense
	(65)	Net of tax
Total reclassifications for the period	$(34)	Net of tax

Reclassifications out of accumulated comprehensive income for the six months ended June 30, 2015 are as follows:

Details about	Amount	Affected Line Item
Accumulated Other	Reclassified From	in the Statement
Comprehensive	Accumulated Other	Where Net
Income Components	Comprehensive Income	Income is Presented

(dollars in thousands)
Unrealized gains and losses on available-for-sale securities	$42	Net securities gains (losses)
Tax effect	(17)	Income tax expense
	25	Net of tax
Amortization of defined benefit pension items	(122)	Salaries and employee benefits
Tax effect	49	Income tax expense
	(73)	Net of tax
Total reclassifications for the period	$(48)	Net of tax

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

In January 2016, the FASB amended existing accounting guidance related to the recognition and measurement of financial assets and financial liabilities. These amendments make targeted improvements to U.S. GAAP as follows:  (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. (3) Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. (4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. (5) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. (6) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. (7) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivable) on the balance sheet or the accompanying notes to the financial statements. (8) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. This guidance will be effective for the Company beginning January 1, 2018 and should be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. Adopting this standard is not expected to have a significant impact on the Company's financial condition or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, "Leases." This update, effective for the Company beginning January 1, 2019, will replace existing lease guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements.  When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  Management is evaluating the impact of adopting this new accounting standard on our financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses."  This update, effective for the Company beginning January 1, 2020, will change the accounting for credit losses on loans and debt securities.  For loans, the proposal will require an expected credit loss model rather than the current incurred loss model to determine the allowance for credit losses.  The expected credit loss model would estimate losses for the estimated life of the financial asset.  In addition, the guidance will modify the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which will allow for reversal of credit impairments in future periods.  Management is evaluating the impact of adopting this new accounting standard on our financial statements.

NOTE 12. SUBSEQUENT EVENTS

On July 12, 2016 the Company's Board of Directors approved a three-for-two stock split in the form of a stock dividend, which was effective on August 5, 2016.  All share and per share information has been restated to retroactively show the effect of the stock split.

NOTE 13. RECLASSIFICATIONS

Certain amounts appearing in the financial statements and notes thereto for prior periods have been reclassified to conform with the current presentation. The reclassification had no effect on net income or stockholders' equity as previously reported.

ITEM 2 ‑ MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

OVERVIEW

Net income in the first six months of 2016 was $25.1 million, up 11.4% from $22.5 million for the comparable period of 2015.  Diluted income per common share was $0.99 in the first six months of 2016, up 10.3% from $0.89 in the comparable period of 2015.  Return on average total equity was 12.43% in the first six months of 2016 versus 12.25% in the comparable period of 2015.  Return on average total assets was 1.29% in the first six months of 2016 versus 1.30% in the comparable period of 2015.  The equity to average assets ratio was 10.39% in the first six months of 2016 versus 10.60% in the comparable period of 2015.

Net income in the second quarter of 2016 was $12.8 million, up 12.5% from $11.4 million for the comparable period of 2015.  Diluted income per common share was $0.50 in the second quarter of 2016, up 11.6% from $0.45 in the comparable period of 2015.  Return on average total assets was 1.29% in the second quarters of 2016 and 2015.  The equity to average assets ratio was 10.29% in the second quarter of 2016 versus 10.54% in the comparable period of 2015.

Total assets were $3.937 billion as of June 30, 2016 versus $3.766 billion as of December 31, 2015, an increase of $171.0 million, or 4.5%. This increase was primarily due to a $117.1 million increase in total loans.

CRITICAL ACCOUNTING POLICIES

Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Some of the facts and circumstances which could affect these judgments include changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and the valuation and other-than-temporary impairment of investment securities.

Allowance for Loan Losses

The ultimate recovery of all loans is susceptible to future market factors beyond the Company's control.  The Company maintains an allowance for loan losses to provide for probable credit losses. Loan losses are charged against the allowance when management believes that the principal is uncollectable. Subsequent recoveries, if any, are credited to the allowance. Allocations of the allowance are made for specific loans and for pools of similar types of loans, although the entire allowance is available for any loan that, in management's judgment, should be charged against the allowance. A provision for loan losses is taken based on management's ongoing evaluation of the appropriate allowance balance. A formal evaluation of the adequacy of the loan loss allowance is conducted monthly.

The level of loan loss provision is influenced by growth in the overall loan portfolio, emerging market risk, emerging concentration risk, commercial loan focus and large credit concentration, new industry lending activity, general economic conditions and historical loss analysis. In addition, management gives consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Furthermore, management's overall view on credit quality is a factor in the determination of the provision.

The determination of the appropriate allowance is inherently subjective, as it requires significant estimates by management. The Company has an established process to determine the adequacy of the allowance for loan losses that generally includes consideration of the following factors: changes in the nature and volume of the loan portfolio, overall portfolio quality and current economic conditions that may affect the borrowers' ability to repay. Consideration is not limited to these factors although they represent the most commonly cited factors. With respect to specific allocation levels for individual credits, management considers the amounts and timing of expected future cash flows and the current valuation of collateral as the primary measures. Management also considers trends in adversely classified loans based upon an ongoing review of those credits. With respect to pools of similar loans, allocations are assigned based upon historical experience unless the rate of loss is expected to be greater than historical losses as noted below. A detailed analysis is performed on loans that are classified but determined not to be impaired which incorporates probability of default with a loss given default scenario to develop non-specific allocations for the loan pool. These allocations may be adjusted based on the other factors cited above. An appropriate level of general allowance for pooled loans is determined after considering the following: application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentration, new industry lending activity and general economic conditions. It is also possible that the following could affect the overall process: social, political, economic and terrorist events or activities. All of these factors are susceptible to change, which may be significant. As a result of this detailed process, the allowance results in two forms of allocations, specific and general. These two components represent the total allowance for loan losses deemed adequate to cover probable losses inherent in the loan portfolio.

Commercial loans are subject to a dual standardized grading process administered by the credit administration function. These grade assignments are performed independent of each other and a consensus is reached by credit administration and the loan review officer. Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individual credit that indicate the loan is impaired. Considerations with respect to specific allocations for these individual credits include, but are not limited to, the following: (a) does the customer's cash flow or net worth appear insufficient to repay the loan; (b) is there adequate collateral to repay the loan; (c) has the loan been criticized in a regulatory examination; (d) is the loan impaired; (e) are there other reasons where the ultimate collectability of the loan is in question; or (f) are there unique loan characteristics that require special monitoring.

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

Due to the imprecise nature of estimating the allowance for loan losses, the Company's allowance for loan losses includes an unallocated component. The unallocated component of the allowance for loan losses incorporates the Company's judgmental determination of inherent losses that may not be fully reflected in other allocations, including factors such as the level of classified credits, economic uncertainties, industry trends impacting specific portfolio segments, broad portfolio quality trends and trends in the composition of the Company's large commercial loan portfolio and related large dollar exposures to individual borrowers.

Valuation and Other-Than-Temporary Impairment of Investment Securities

The fair values of securities available for sale are determined on a recurring basis by obtaining quoted prices on nationally recognized securities exchanges or pricing models, which utilize significant observable inputs such as matrix pricing. This is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities. Different judgments and assumptions used in pricing could result in different estimates of value. The fair value of certain securities is determined using unobservable inputs, primarily observable inputs of similar securities.

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

If, in management's judgment, other-than-temporary impairment exists, the cost basis of the security will be written down to the computed net present value, and the unrealized loss will be transferred from accumulated other comprehensive loss as an immediate reduction of current earnings (as if the loss had been realized in the period of other-than-temporary impairment). In addition, discount accretion will be discontinued on any bond that meets one or both of the following: (1) the rating by S&P, Moody's or Fitch decreases to below "A" and/or (2) the cash flow analysis on a security indicates that, under any scenario modeled by the third party, there is a potential to not receive the full amount invested in the security.

RESULTS OF OPERATIONS

Overview

Selected income statement information for the three months and six months ended June 30, 2016 and 2015 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Income Statement Summary:
Net interest income	$29,273	$26,064	$57,855	$51,764
Provision for loan losses	0	0	0	0
Noninterest income	8,067	7,713	15,110	15,508
Noninterest expense	18,446	16,741	35,830	33,642
Other Data:
Efficiency ratio (1)	49.40%	49.57%	49.11%	50.01%
Dilutive EPS	$0.50	$0.45	$0.99	$0.89
Tangible capital ratio	10.57%	10.44%	10.57%	10.44%
Net charge-offs(recoveries) to average loans	0.00%	0.12%	0.02%	0.10%
Net interest margin	3.24%	3.18%	3.24%	3.23%
Noninterest income to total revenue	21.60%	22.84%	20.71%	23.05%

(1)	Noninterest expense/Net interest income plus Noninterest income

Net Income

Net income was $25.1 million in the first six months of 2016, an increase of $2.6 million, or 11.4%, versus net income of $22.5 million in the first six months of 2015. Net interest income increased $6.1 million, or 11.8%, to $57.9 million versus $51.8 million in the first six months of 2015. Net interest income increased primarily due to a 10.7% increase in average earning assets.  Significantly affecting average earning assets during 2016 was an increase of 12.4% in the commercial loan portfolio, which reflects our continuing strategic focus on commercial lending.  The net interest margin was 3.24% in the first six months of 2016 versus 3.23% in 2015.

Net income was $12.8 million in the second quarter of 2016, an increase of $1.4 million, or 12.5%, versus net income of $11.4 million in the second quarter of 2015. Net interest income increased $3.2 million, or 12.3%, to $29.3 million versus $26.1 million in the second quarter of 2015. Net interest income increased primarily due to a 10.9% increase in average earning assets, driven by an increase of 12.2% in the commercial loan portfolio.  The net interest margin was 3.24% in the second quarter of 2016 versus 3.18% in 2015. The higher margin reflected an increase in loan and securities yields.

Net Interest Income

The following tables set forth consolidated information regarding average balances and rates:

	Six Months Ended June 30,
	2016			2015
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$3,129,112	$60,548	3.89%	$2,791,019	$53,572	3.87%
Tax exempt (1)	11,835	330	5.61	12,865	349	5.47
Investments: (1)
Available for sale	483,649	7,642	3.18	476,520	6,987	2.96
Short-term investments	6,008	7	0.26	4,869	2	0.08
Interest bearing deposits	17,640	103	1.17	9,489	25	0.53
Total earning assets	$3,648,244	$68,630	3.78%	$3,294,762	$60,935	3.73%
Less: Allowance for loan losses	(43,311)			(45,866)
Nonearning Assets
Cash and due from banks	132,096			90,891
Premises and equipment	48,078			42,508
Other nonearning assets	122,867			114,565
Total assets	$3,907,974			$3,496,860

Interest Bearing Liabilities
Savings deposits	$258,322	$237	0.18%	$228,165	$223	0.20%
Interest bearing checking accounts	1,274,835	2,779	0.44	1,229,747	2,412	0.40
Time deposits:
In denominations under $100,000	252,028	1,456	1.16	286,560	1,687	1.19
In denominations over $100,000	879,515	4,417	1.01	690,531	3,256	0.95
Miscellaneous short-term borrowings	111,818	246	0.44	75,031	95	0.26
Long-term borrowings and
subordinated debentures (4)	30,960	575	3.73	30,962	517	3.37
Total interest bearing liabilities	$2,807,478	$9,710	0.70%	$2,540,996	$8,190	0.65%
Noninterest Bearing Liabilities
Demand deposits	669,695			567,182
Other liabilities	24,847			18,146
Stockholders' Equity	405,954			370,536
Total liabilities and stockholders' equity	$3,907,974			$3,496,860

Interest Margin Recap
Interest income/average earning assets		68,630	3.78		60,935	3.73
Interest expense/average earning assets		9,710	0.54		8,190	0.50
Net interest income and margin		$58,920	3.24%		$52,745	3.23%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2016 and 2015. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") adjustment applicable to nondeductible interest expenses.  Taxable equivalent basis adjustments were $1.1 million and $981,000 in the six-month periods ended June 30, 2016 and 2015, respectively.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the six months ended June 30, 2016 and 2015, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.
(4)	Long-term borrowings and subordinated debentures interest expense was reduced by interest capitalized on construction in process for 2015.

	Three Months Ended June 30,
	2016			2015
	Average	Interest	Yield (1)/	Average	Interest	Yield (1)/
(fully tax equivalent basis, dollars in thousands)	Balance	Income	Rate	Balance	Income	Rate
Earning Assets
Loans:
Taxable (2)(3)	$3,180,783	$30,918	3.91%	$2,839,605	$27,315	3.86%
Tax exempt (1)	11,763	164	5.62	12,777	174	5.47
Investments: (1)
Available for sale	488,762	3,736	3.07	475,803	3,282	2.77
Short-term investments	5,805	3	0.21	5,154	1	0.08
Interest bearing deposits	18,553	79	1.71	8,936	13	0.58
Total earning assets	$3,705,666	$34,900	3.79%	$3,342,275	$30,785	3.69%
Less: Allowance for loan losses	(43,228)			(45,693)
Nonearning Assets
Cash and due from banks	167,099			98,133
Premises and equipment	48,921			42,919
Other nonearning assets	125,175			114,395
Total assets	$4,003,633			$3,552,029

Interest Bearing Liabilities
Savings deposits	$263,331	$115	0.18%	$231,505	$116	0.20%
Interest bearing checking accounts	1,309,443	1,455	0.45	1,255,838	1,250	0.40
Time deposits:
In denominations under $100,000	249,452	719	1.16	286,266	855	1.20
In denominations over $100,000	937,470	2,405	1.03	714,618	1,709	0.96
Miscellaneous short-term borrowings	96,878	99	0.41	62,475	35	0.22
Long-term borrowings and
subordinated debentures (4)	30,960	289	3.75	30,962	261	3.38
Total interest bearing liabilities	$2,887,534	$5,082	0.71%	$2,581,664	$4,226	0.66%
Noninterest Bearing Liabilities
Demand deposits	677,797			578,255
Other liabilities	26,316			17,772
Stockholders' Equity	411,986			374,338
Total liabilities and stockholders' equity	$4,003,633			$3,552,029

Interest Margin Recap
Interest income/average earning assets		34,900	3.79		30,785	3.69
Interest expense/average earning assets		5,082	0.55		4,226	0.51
Net interest income and margin		$29,818	3.24%		$26,559	3.18%

(1)
Tax exempt income was converted to a fully taxable equivalent basis at a 35 percent tax rate for 2016 and 2015. The tax equivalent rate for tax exempt loans and tax exempt securities acquired after January 1, 1983 included the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") adjustment applicable to nondeductible interest expenses.  Taxable equivalent basis adjustments were $545,000 and $495,000 in the three-month periods ended June 30, 2016 and 2015, respectively.

(2)	Loan fees, which are immaterial in relation to total taxable loan interest income for the three months ended June 30, 2016 and 2015, are included as taxable loan interest income.
(3)	Nonaccrual loans are included in the average balance of taxable loans.
(4)	Long-term borrowings and subordinated debentures interest expense was reduced by interest capitalized on construction in process for 2015.

Net interest income increased $6.1 million, or 11.8%, for the six months ended June 30, 2016 compared with the first six months of 2015. The increased level of net interest income during the first six months of 2016 was largely driven by an increase in net earning assets of $353.5 million.  Average loans outstanding increased $337.1 million during the six months ended June 30, 2016 compared with the same period of 2015, with most of the growth being in commercial loans.  The tax equivalent net interest margin was 3.24% for the first six months of 2016 compared to 3.23% during the first six months of 2015.  The yield on earning assets totaled 3.78% during the six months ended June 30, 2016 compared to 3.73% in the same period of 2015, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.54% during the first six months of 2016 compared to 0.50% in the same period of 2015.  The company received prepayment income from the investment security portfolio totaling $230,000 and $421,000, during the first six months of 2016 and 2015, respectively, which resulted from the early repayment of one security in the investment portfolio during each period.

Average earning assets increased by $363.4 million for the three months ended June 30, 2016 compared with the same period of 2015.  Average loans outstanding increased $340.2 million during the three months ended June 30, 2016 compared with the same period of 2015, with most of the growth being in commercial loans.

Provision for Loan Losses

No provisions for loan loss expense were recorded during the six month and three month periods ended June 30, 2016 and 2015.  The allowance for loan losses at June 30, 2016 represented 1.35% of the loan portfolio, versus 1.42% at December 31, 2015 and 1.55% at June 30, 2015.  Factors impacting the decision not to record a provision in the first six months of 2016 included the stabilization or improvement in key loan quality metrics including strong reserve coverage of nonperforming loans, a decrease in historical loss percentages, stable economic conditions in the Company's markets and sustained signs of improvement in borrower performance and future prospects. In addition, management gave consideration to changes in the allocation for specific watch list credits in determining the appropriate level of the loan loss provision. Management's overall view on current credit quality was also a factor in the determination of the provision for loan losses. The Company's management continues to monitor the adequacy of the provision based on loan levels, asset quality, economic conditions and other factors that may influence the assessment of the collectability of loans.

Noninterest Income

Noninterest income categories for the six-month and three-month periods ended June 30, 2016 and 2015 are shown in the following tables:

	Six Months Ended
	June 30,
			Percent
(dollars in thousands)	2016	2015	Change
Wealth advisory fees	$2,293	$2,290	0.1%
Investment brokerage fees	500	803	(37.7)
Service charges on deposit accounts	5,623	4,947	13.7
Loan, insurance and service fees	3,730	3,469	7.5
Merchant card fee income	1,024	847	20.9
Bank owned life insurance	662	735	(9.9)
Other income	515	1,635	(68.5)
Mortgage banking income	711	740	(3.9)
Net securities gains	52	42	23.8
Total noninterest income	$15,110	$15,508	(2.6)%
Noninterest income to total revenue	20.71%	23.05%

	Three Months Ended
	June 30,
			Percent
(dollars in thousands)	2016	2015	Change
Wealth advisory fees	$1,133	$1,106	2.4%
Investment brokerage fees	212	311	(31.8)
Service charges on deposit accounts	2,843	2,573	10.5
Loan, insurance and service fees	1,892	1,900	(0.4)
Merchant card fee income	527	431	22.3
Bank owned life insurance	489	360	35.8
Other income	587	681	(13.8)
Mortgage banking income	384	351	9.4
Total noninterest income	$8,067	$7,713	4.6%
Noninterest income to total revenue	21.60%	22.84%

The Company's noninterest income decreased 2.6% to $15.1 million for the first six months of 2016 versus $15.5 million for the same period of 2015.  Noninterest income increased 4.6% to $8.1 million for three month period ended June 30, 2016 versus $7.7 million for the same period of 2015.  Noninterest income for the first six months of 2016 and the three month period ended June 30, 2016 were positively impacted by increases in recurring fee income for service charges on deposit accounts as well as increases in merchant card fees.  Service charges on deposit accounts increased due to increases in the customer base, primarily in commercial accounts, as well as the effect of fee increases implemented early in 2016.  Merchant card fees increased due to increases in the customer base as well as higher transaction volumes.  Offsetting these increases was a decrease in other income primarily due to an $843,000 decrease in income related to the Company's swap arrangements driven by lower swap dealer fees and unfavorable credit valuation adjustments, as well as a $226,000 write down to a property formerly used as a Lake City Bank branch that is held for sale.

Noninterest Expense

Noninterest expense categories for the six month and three-month periods ended June 30, 2016 and 2015 are shown in the following tables:

	Six Months Ended
	June 30,
			Percent
(dollars in thousands)	2016	2015	Change
Salaries and employee benefits	$20,197	$19,167	5.4%
Net occupancy expense	2,137	1,999	6.9
Equipment costs	1,810	1,829	(1.0)
Data processing fees and supplies	4,152	3,705	12.1
Corporate and business development	1,620	1,504	7.7
FDIC insurance and other regulatory fees	1,080	997	8.3
Professional fees	1,686	1,417	19.0
Other expense	3,148	3,024	4.1
Total noninterest expense	$35,830	$33,642	6.5%

	Three Months Ended
	June 30,
			Percent
(dollars in thousands)	2016	2015	Change
Salaries and employee benefits	$10,592	$9,444	12.2%
Net occupancy expense	1,041	915	13.8
Equipment costs	909	913	(0.4)
Data processing fees and supplies	2,120	1,938	9.4
Corporate and business development	763	714	6.9
FDIC insurance and other regulatory fees	557	511	9.0
Professional fees	859	728	18.0
Other expense	1,605	1,578	1.7
Total noninterest expense	$18,446	$16,741	10.2%

The Company's noninterest expense increased $2.2 million and $1.7 million, respectively, in the six-month and three-month periods ended June 30, 2016 versus the same periods in 2015.  Salaries and employee benefits increased by $1.0 million and $1.1 million, respectively, in the six-month and three-month periods ended June 30, 2016 due to higher performance incentive-based compensation costs, staff additions and normal merit increases.  Data processing fees increased by $447,000 and $182,000 for these periods, respectively, due to increased technology and software related expenditures with the Company's core processor which are volume and product driven and represent digital solutions and forward technology for clients.  Professional fees increased primarily due to fees paid to a third-party investment manager to manage the Company's investment portfolio, as well as fees paid for deposit and asset/liability modeling consulting.  The Company's efficiency ratio was 49.1% and 49.4%, respectively, for the six-month and three-month periods ended June 30, 2016 compared to 50.0% and 49.6% for the comparable periods in 2015.

Income Taxes

Income tax expense increased $939,000 and $435,000, respectively, in the six-month and three-month periods ended June 30, 2016, compared to the same periods in 2015.  The combined state franchise tax expense and the federal income tax expense, as a percentage of income before income tax expense, was 32.5% and 32.2%, respectively, in the six-month and three-month periods ended June 30, 2016, compared to 33.1% and 33.2% for the comparable periods of 2015.

FINANCIAL CONDITION

Overview

Total assets of the Company were $3.937 billion as of June 30, 2016, an increase of $171.0 million, or 4.5%, when compared to $3.766 billion as of December 31, 2015.  Total loans increased by $117.1 million, or 3.8%, to $3.198 billion at June 30, 2016 from $3.081 billion at December 31, 2015.  Securities available for sale increased by $21.5 million to $499.6 million at June 30, 2016 from $478.1 million at December 31, 2015 due to increased unrealized gains as well as securities purchases.  Funding for the growth came from a $220.0 million increase in deposits offset by an $83.3 million decrease in short-term borrowings.

Uses of Funds

Total Cash and Cash Equivalents

Total cash and cash equivalents increased by $28.2 million, or 34.9%, to $108.9 million at June 30, 2016, from $80.7 million at December 31, 2015.

Investment Portfolio

The amortized cost and the fair value of securities as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
U.S. Treasury securities	$988	$1,048	$988	$1,003
U.S. government sponsored agencies	6,809	6,937	7,178	7,120
Agency residential mortgage-backed securities	349,433	361,084	357,984	360,672
State and municipal securities	124,552	130,531	105,753	109,276
Total	$481,782	$499,600	$471,903	$478,071

At June 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. government, government agencies and government sponsored agencies, in an amount greater than 10% of stockholders' equity.

Purchases of securities available for sale totaled $53.8 million in the first six months of 2016.  The purchases consisted primarily of federally tax-exempt municipal securities.  Paydowns from prepayments and scheduled payments of $24.8 million were received in the first six months of 2016, and the amortization of premiums, net of the accretion of discounts, was $1.4 million.  Sales of securities totaled $6.9 million in the first six months of 2016.  Maturities and calls of securities totaled $10.8 million in the first six months of 2016.  No other-than-temporary impairment was recognized in the first six months of 2016. In January 2016, all of the investments held at the Bank were transferred to the Company's investment subsidiary, LCB Investments.  The investment portfolio is managed by a third party firm to provide for an appropriate balance between liquidity, credit risk and investment return and to limit the Company's exposure to risk to an acceptable level.  The Company does not trade or invest in or sponsor certain unregistered investment companies defined as hedge funds and private equity funds in the so called "Volcker Rule" of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Real Estate Mortgage Loans HFS

Real estate mortgage loans held-for-sale increased by $715,000, or 21.7%, to $4.0 million at June 30, 2016, from $3.3 million at December 31, 2015.  The balance of this asset category is subject to a high degree of variability depending on, among other things, recent mortgage loan rates and the timing of loan sales into the secondary market.  The Company generally sells all of the mortgage loans it originates on the secondary market.  Proceeds from sales totaled $27.4 million in the first six months of 2016 compared to $37.1 million in the first six months of 2015.

Loan Portfolio

The loan portfolio by portfolio segment as of June 30, 2016 and December 31, 2015 is summarized as follows:

					Current
	June 30,		December 31,		Period
(dollars in thousands)	2016		2015		Change
Commercial and industrial loans	$1,226,650	38.4%	$1,179,512	38.3%	$47,138
Commercial real estate and multi-family residential loans	1,188,703	37.2	1,130,053	36.7	58,650
Agri-business and agricultural loans	308,759	9.7	306,094	9.9	2,665
Other commercial loans	82,786	2.6	85,075	2.8	(2,289)
Consumer 1-4 family mortgage loans	338,779	10.6	331,103	10.7	7,676
Other consumer loans	52,492	1.6	49,113	1.6	3,379
Subtotal	3,198,169	100.0%	3,080,950	100.0%	117,219
Less: Allowance for loan losses	(43,247)		(43,610)		363
Net deferred loan fees	(172)		(21)		(151)
Loans, net	$3,154,750		$3,037,319		$117,431

Total loans, excluding real estate mortgage loans held for sale, increased by $117.1 million to $3.198 billion at June 30, 2016 from $3.081 billion at December 31, 2015.  The increase was concentrated in the commercial and commercial real estate categories and reflected the Company's long standing strategic plan that is focused on expanding and growing the commercial lending business throughout our market areas.

The following table summarizes the Company's non-performing assets as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
(dollars in thousands)	2016	2015
Nonaccrual loans including nonaccrual troubled debt restructured loans	$9,329	$13,055
Loans past due over 90 days and still accruing	0	0
Total nonperforming loans	$9,329	$13,055
Other real estate owned	238	210
Repossessions	0	15
Total nonperforming assets	$9,567	$13,280

Impaired loans including troubled debt restructurings	$19,267	$20,576

Nonperforming loans to total loans	0.29%	0.42%
Nonperforming assets to total assets	0.24%	0.35%

Performing troubled debt restructured loans	$8,647	$6,260
Nonperforming troubled debt restructured loans (included in nonaccrual loans)	6,040	10,914
Total troubled debt restructured loans	$14,687	$17,174

Total nonperforming assets decreased by $3.7 million, or 28.0%, to $9.6 million during the six-month period ended June 30, 2016.  The decrease in nonperforming assets was primarily due to the return to accruing status of a $2.7 million commercial credit due to improved performance.  The loan is accounted for as a troubled debt restructuring.  In addition a $2.0 million nonaccrual commercial credit paid off during the first quarter of 2016.

Net charge-offs totaled $37,000 in the second quarter of 2016, versus net charge-offs of $1.1 million during the second quarter of 2015 and net charge-offs of $326,000 during the first quarter of 2016.

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

Total impaired loans decreased by $1.3 million, or 6.4%, to $19.3 million at June 30, 2016 from $20.6 million at December 31, 2015.  The decrease in the impaired loans category was primarily due to the payoff of a $2.0 million nonaccrual commercial credit.

Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses relating to specifically identified loans based on an evaluation of the loans by management, as well as other probable incurred losses inherent in the loan portfolio. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to repay. Management also considers trends in adversely classified loans based upon a monthly review of those credits. An appropriate level of general allowance is determined after considering the following factors:  application of historical loss percentages, emerging market risk, commercial loan focus and large credit concentrations, new industry lending activity and current economic conditions. Federal regulations require insured institutions to classify their own assets on a regular basis. The regulations provide for three categories of classified loans:  Substandard, Doubtful and Loss. The regulations also contain a Special Mention category. Special Mention applies to loans that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as Substandard, Doubtful or Loss but do possess credit deficiencies or potential weaknesses deserving management's close attention. The Company's policy is to establish a specific allowance for loan losses for any assets where management has identified conditions or circumstances that indicate an asset is impaired. If an asset or portion thereof is classified as a loss, the Company's policy is to either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge-off such amount.

At June 30, 2016, the allowance for loan losses was 1.35% of total loans outstanding, versus 1.42% of total loans outstanding at December 31, 2015.  At June 30, 2016, management believed the allowance for loan losses was at a level commensurate with the overall risk exposure of the loan portfolio. However, if economic conditions do not remain stabilized, certain borrowers may experience difficulty and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the allowance for loan losses. The process of identifying probable credit losses is a subjective process. Therefore, the Company maintains a general allowance to cover probable credit losses within the entire portfolio. The methodology management uses to determine the adequacy of the loan loss reserve includes the considerations below.

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

As of June 30, 2016, on the basis of management's review of the loan portfolio, the Company had 84 credits totaling $157.8 million on the classified loan list versus 84 credits totaling $141.2 million on December 31, 2015. As of June 30, 2016, the Company had $106.2 million of assets classified as Special Mention, $51.0 million classified as Substandard, $0 classified as Doubtful and $0 classified as Loss as compared to $105.4 million, $35.3 million, $0 and $0, respectively at December 31, 2015.

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

The allowance for loan losses decreased 0.8%, or $363,000, from $43.6 million at December 31, 2015 to $43.2 million at June 30, 2016.  Pooled loan allocations decreased from $40.0 million at December 31, 2015 to $39.8 million at June 30, 2016, which was primarily due to management's view of current credit quality and the current economic environment.  Impaired loan allocations decreased $220,000 from $3.7 million at December 31, 2015 to $3.4 million at June 30, 2016 due primarily to lower levels of classified loans as well as lower allocations on specific classified loans.  The unallocated component of the allowance for loan losses was $3.0 million at June 30, 2016 and $2.8 million at December 31, 2015.  While general trends in the overall economy and credit quality were stable or favorable, the Company believes that the unallocated component is appropriate given the uncertainty that exists regarding near term economic conditions.

Most of the Company's loan growth has been concentrated in the commercial loan portfolio, which can result in overall asset quality being influenced by a small number of credits. Management has historically considered growth and portfolio composition when determining loan loss allocations. Management believes that it is prudent to continue to provide for loan losses in a manner consistent with its historical approach due to the loan growth described above and current economic conditions.

Economic conditions in the Company's markets have generally continued to improve and stabilize, and management is cautiously optimistic that the recovery is positively impacting its borrowers.  While the Company has seen indications of improved economic conditions in its markets, including commercial real estate activity and manufacturing growth, they are not wide spread or particularly strong improvements.  The Company's continued growth strategy promotes diversification among industries as well as continued focus on enforcement of a strong credit environment and an aggressive position in loan work-out situations. Although the Company believes that historical industry-specific issues in the Company's markets have improved, the economic environment impacting the Company's entire geographic footprint will continue to present challenges.

Sources of Funds

The following table summarizes deposits and borrowings as of June 30, 2016 and December 31, 2015:

			Current
	June 30,	December 31,	Period
(dollars in thousands)	2016	2015	Change
Non-interest bearing demand deposits	$727,308	$715,093	$12,215
Interest bearing demand, savings & money market accounts	1,500,720	1,470,814	29,906
Time deposits under $100,000	247,271	259,260	(11,989)
Time deposits of $100,000 or more	928,156	738,254	189,902
Total deposits	3,403,455	3,183,421	220,034
Short-term borrowings	56,368	139,622	(83,254)
Long-term borrowings	32	34	(2)
Subordinated debentures	30,928	30,928	0
Total borrowings	87,328	170,584	(83,256)
Total funding sources	$3,490,783	$3,354,005	$136,778

Deposits and Borrowings

Total deposits increased by $220.0 million, or 6.9%, from December 31, 2015.  The growth in deposits consisted of $255.2 million in core deposit growth and a decrease of $35.2 million in brokered deposits.  Core deposit growth was concentrated in public fund certificates of deposit of $100,000 or more.  Total brokered deposits were $112.9 million at June 30, 2016 compared to $148.0 million at December 31, 2015.  Total public funds deposits, including public funds transaction accounts, were $1.163 billion at June 30, 2016 compared to $901.2 million at December 31, 2015.

Total borrowings decreased by $83.3 million, or 59.6%, from December 31, 2015.  Most of the decrease was from a decrease in short-term advances from the Federal Home Loan Bank of Indianapolis.  The Company used wholesale funding, including brokered deposits and Federal Home Loan Bank advances, to fund part of its loan growth and to help maintain its desired interest rate risk position.

Capital

As of June 30, 2016, total stockholders' equity was $418.8 million, an increase of $26.0 million, or 6.6%, from $392.8 million at December 31, 2015.  In addition to net income of $25.1 million, other significant changes in equity during the first six months of 2016 included $8.8 million of dividends paid and $1.8 million in stock based compensation expense. The accumulated other comprehensive income component of equity increased $8.0 million during the six months ended June 30, 2016, driven by changes in the fair values of available-for-sale securities, due to declining interest rates.  The impact on equity by other comprehensive income is not included in regulatory capital.  The banking regulators have established guidelines for leverage capital requirements, expressed in terms of Tier 1, or core capital, as a percentage of average assets, to measure the soundness of a financial institution. In addition, banking regulators have established risk-based capital guidelines for U.S. banking organizations. The final rules implementing the Basel Committee on Banking Supervision's ("BCBS") capital guidelines for U.S. banks (the "Basel III rules") became effective for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019.  The final rules include a capital conservation buffer, comprised of common equity Tier 1 capital, which was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.  As of June 30, 2016, the Company's capital levels remained characterized as "well-capitalized" under the new rules.  The actual capital amounts and ratios of the Company and the Bank as of June 30, 2016 and December 31, 2015, are presented in the table below:

							Minimum Required to
			Minimum Required		For Capital Adequacy		Be Well Capitalized
			For Capital		Purposes Plus Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Conservation Buffer		Action Regulations
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016:
Total Capital (to Risk
Weighted Assets)
Consolidated	$477,009	13.65%	$279,666	8.00%	$301,515	8.625%	$349,582	10.00%
Bank	$462,822	13.27%	$279,100	8.00%	$300,905	8.625%	$348,875	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$433,667	12.41%	$209,749	6.00%	$231,598	6.625%	$279,666	8.00%
Bank	$419,480	12.02%	$209,325	6.00%	$231,130	6.625%	$279,100	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$403,667	11.55%	$157,312	4.50%	$179,161	5.125%	$227,228	6.50%
Bank	$419,480	12.02%	$156,994	4.50%	$178,799	5.125%	$226,769	6.50%
Tier I Capital (to Average Assets)
Consolidated	$433,667	10.85%	$159,946	4.00%	$159,946	4.00%	$199,933	5.00%
Bank	$419,480	10.56%	$158,937	4.00%	$158,937	4.00%	$198,671	5.00%

As of December 31, 2015:
Total Capital (to Risk
Weighted Assets)
Consolidated	$457,815	13.62%	$268,844	8.00%	N/A	N/A	$336,056	10.00%
Bank	$446,829	13.31%	$268,468	8.00%	N/A	N/A	$335,585	10.00%
Tier I Capital (to Risk
Weighted Assets)
Consolidated	$415,700	12.37%	$201,633	6.00%	N/A	N/A	$268,844	8.00%
Bank	$404,771	12.06%	$201,351	6.00%	N/A	N/A	$268,468	8.00%
Common Equity Tier 1 (CET1)
Consolidated	$385,700	11.48%	$151,225	4.50%	N/A	N/A	$218,436	6.50%
Bank	$404,771	12.06%	$151,013	4.50%	N/A	N/A	$218,130	6.50%
Tier I Capital (to Average Assets)
Consolidated	$415,700	11.10%	$149,841	4.00%	N/A	N/A	$187,301	5.00%
Bank	$404,771	10.86%	$149,051	4.00%	N/A	N/A	$186,313	5.00%

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries, are detailed in the "Risk Factors" section included under Item 1A. of Part I of the Company's Annual Report on Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	the effects of future economic, business and market conditions and changes, both domestic and foreign;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;

•	national and international political conditions and events;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities and other interest sensitive assets and liabilities;

•	changes in borrowers' credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets;

•	the effects of disruption and volatility in capital markets on the value of our investment portfolio;

•	cyber-security risks and/or cyber-security damage that could result from attacks on the Company's or third party service providers, networks or data of the Company;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	changes in technology or products that may be more difficult or costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events, including storms, droughts, tornados and flooding, that may affect general economic conditions, including agricultural production and demand and prices for agricultural goods and land used for agricultural purposes, generally and in our markets;

•	the failure of assumptions and estimates used in our reviews of our loan portfolio, underlying the establishment of reserves for possible loan losses, our analysis of our capital position and other estimates;

•	changes in the scope and cost of FDIC insurance, the state of Indiana's Public Deposit Insurance Fund and other coverages;

•	changes in accounting policies, rules and practices; and

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning the company and its business, including factors that could materially affect the company's financial results, is included in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk represents the Company's primary market risk exposure. The Company does not have a material exposure to foreign currency exchange risk, does not have any material amount of derivative financial instruments and does not maintain a trading portfolio. The Corporate Risk Committee of the Board of Directors annually reviews and approves the policy used to manage interest rate risk. The policy was last reviewed and approved in July 2016. The policy sets guidelines for balance sheet structure, which are designed to protect the Company from the impact that interest rate changes could have on net income but does not necessarily indicate the effect on future net interest income. The Company, through its Asset and Liability Committee, manages interest rate risk by monitoring the computer simulated earnings impact of various rate scenarios and general market conditions. The Company then modifies its long-term risk parameters by attempting to generate the types of loans, investments, and deposits that currently fit the Company's needs, as determined by its Asset and Liability Committee. This computer simulation analysis measures the net interest income impact of various interest rate scenario changes during the next twelve months. The Company continually evaluates the assumptions used in the model.  The balance sheet structure is considered to be within acceptable risk levels.

Interest rate scenarios for the base, falling 100 basis points, rising 25 basis points, rising 50 basis points, rising 100 basis points, and rising 300 basis points are listed below based upon the Company's rate sensitive assets and liabilities at June 30, 2016. The net interest income shown represents cumulative net interest income over a twelve-month time horizon. Balance sheet assumptions used for the base scenario are the same for the rising and falling simulations.

		Falling	Rising	Rising	Rising	Rising
(dollars in thousands)	Base	(100 Basis Points)	(25 Basis Points)	(50 Basis Points)	(100 Basis Points)	(300 Basis Points)
Net interest income	$116,700	$115,214	$118,988	$121,358	$126,466	$146,084
Variance from Base		($1,486)	$2,288	$4,658	$9,766	$29,384
Percent of change from Base		-1.27%	1.96%	3.99%	8.37%	25.18%

ITEM 4 – CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2016.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
During the quarter ended June 30, 2016, there were no changes to the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. of Part I of the Company's 2015 Form 10-K.  Please refer to that section of the Company's Form 10-K for disclosures regarding the risks and uncertainties related to the Company's business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of June 30, 2016 with respect to shares of common stock repurchased by the Company during the quarter then ended:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number (or
			Total Number of	Appropriate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs

April 1-30	0	$0	0	$0
May 1-31	900	31.55	0	0
June 1-30	0	0	0	0

Total	900	$31.55	0	$0

(a)	The shares purchased during the periods were credited to the deferred share accounts of non-employee directors under the Company's directors' deferred compensation plan. These shares were purchased in the ordinary course of business and consistent with past practice.

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and June 30, 2015; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and June 30, 2015; (iv) Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2016 and June 30, 2015; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015; and (vi) Notes to Unaudited Consolidated Financial Statements.

LAKELAND FINANCIAL CORPORATION

FORM 10‑Q

June 30, 2016

Part II ‑ Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND FINANCIAL CORPORATION
(Registrant)

Date: August 9, 2016	/s/ David M. Findlay
David M. Findlay – President and
Chief Executive Officer

Date: August 9, 2016	/s/ Lisa M. O'Neill
Lisa M. O'Neill – Executive Vice President and
Chief Financial Officer

Date: August 9, 2016	/s/ Teresa A. Bartman
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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and June 30, 2015; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and June 30, 2015; (iv) Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2016 and June 30, 2015; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015; and (vi) Notes to Unaudited Consolidated Financial Statements.